Form 10-Q
period 1994-03-31
SCRIPPS E W CO /DE
filed 1994-05-11
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1994

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
  For the transition period from ________________ to ________________

                    Commission File Number 1-16914

                       THE E.W. SCRIPPS COMPANY
        (Exact name of registrant as specified in its charter)
           Delaware                                    51-0304972
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

    1105 N. Market Street
     Wilmington, Delaware                                19801
(A$dress of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:  (302) 478-4141

                               Not Applicable
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 15, 1994 the registrant had outstanding 54,596,643 shares of Class A Common stock and 20,174,833 shares of Common Voting stock.

                  INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994



Item No.                                                           Page

                    PART I - FINANCIAL INFORMATION

  1       Financial Statements                                      3

  2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    3


                      PART II - OTHER INFORMATION

  1       Legal Proceedings                                         3

  2       Changes in Securities                                     3

  3       Defaults Upon Senior Securities                           3

  4       Submission of Matters to a Vote of Security Holders       3

  5       Other Information                                         3

  6       Exhibits and Reports on Form 8-K                          4

                                PART I



ITEM 1.FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.




                               PART II


ITEM 1.LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses, none of which is expected to result in material loss.



ITEM 2.CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.



ITEM 3.DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.



ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

                               Exhibits

The information required by this item is filed as part of this Form 10-
Q.  See Index to Exhibits at page E-1 of this Form 10-Q.



                          Reports on Form 8-K
No reports on Form 8-K were filed during the quarter for which this report is filed.





                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE E. W. SCRIPPS COMPANY




Dated:         May 11, 1994         BY:    /s/ D. J. Castellini
                                    Senior Vice President, Finance
                                    & Administration

                       THE E. W. SCRIPPS COMPANY


                    Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Stockholders' Equity                F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-15

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                    As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $        14,165 $        18,606 $         11,392
   Accounts and notes receivable (less
      allowances - $5,543, $6,995, $6,133)                                            127,313         150,671          128,433
   Program rights and production costs                                                 42,586          42,823           45,555
   Inventories                                                                         24,868          23,748           34,108
   Deferred income taxes                                                               18,424          18,097           10,290
   Miscellaneous                                                                       21,367          19,050           22,230
   Total current assets                                                               248,723         272,995          252,008

Investments                                                                            58,995          73,287           28,861

Property, Plant, and Equipment                                                        719,216         712,726          721,442

Goodwill and Other Intangible Assets                                                  548,625         552,989          610,814

Other Assets:
   Program rights and production costs (less current portion)                          45,886          43,257           40,364
   Miscellaneous                                                                       17,795          21,228           17,403
Total other assets                                                                     63,681          64,485           57,767

TOTAL ASSETS                                                                  $     1,639,240 $     1,676,482 $      1,670,892

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                 As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                          $        62,582 $        96,383 $         70,346
   Accounts payable                                                                    71,959          79,334           86,241
   Customer deposits and unearned revenue                                              20,180          17,480           15,204
   Accrued liabilities:
      Employee compensation and benefits                                               31,058          31,599           30,184
      Artist and author royalties                                                      11,141          10,985           11,190
      Copyright and programming costs                                                   6,718           6,986            6,849
      Interest                                                                          3,186           2,834            6,883
      Income taxes                                                                     13,515           7,763           12,892
      Miscellaneous                                                                    30,178          35,276           23,564
   Total current liabilities                                                          250,517         288,640          263,353

Deferred Income Taxes                                                                 172,716         175,308          113,765

Long-Term Debt (less current portion)                                                 151,560         151,535          344,531

Other Long-Term Obligations and Minority Interests                                    195,570         201,364          191,508

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares;
      none outstanding
   Common stock, $.01 par:
      Class A - authorized:  120,000,000 shares;  issued and
         outstanding:  54,596,643, 54,586,495,
         and 54,443,401 shares                                                            546             546              544
      Voting - authorized:  30,000,000 shares; issued and
         outstanding:  20,174,833 shares                                                  202             202              202
   Total                                                                                  748             748              746
   Additional paid-in capital                                                          98,272          97,945           94,324
   Retained earnings                                                                  750,852         733,978          662,531
   Unrealized gains on securities available for sale                                   19,110          27,381
   Unvested restricted stock awards                                                     (899)         (1,009)            (386)
   Foreign currency translation adjustment                                                794             592              520

   Total stockholders' equity                                                         868,877         859,635          757,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     1,639,240 $     1,676,482 $      1,670,892

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except share data )                                                                      Three months
                                                                                                            ending
                                                                                                          March 31,
                                                                                                1994                     1993
Operating Revenues:
   Advertising                                                                             $   100,744               $   93,574
   Circulation                                                                                  29,556                   29,777
   Other newspaper revenue                                                                      11,737                   11,112
   Total newspapers                                                                            142,037                  134,463
   Broadcasting                                                                                 60,353                   61,845
   Cable television                                                                             62,385                   63,190
   Entertainment                                                                                20,978                   19,625
   Other                                                                                                                  4,529
   Total operating revenues                                                                    285,753                  283,652

Operating Expenses:
   Employee compensation and benefits                                                           88,123                   92,337
   Program rights and production costs                                                          27,224                   26,674
   Newsprint and ink                                                                            20,657                   21,218
   Other operating expenses                                                                     68,622                   68,560
   Depreciation                                                                                 21,412                   21,263
   Amortization of intangible assets                                                             7,613                    8,363
   Total operating expenses                                                                    233,651                  238,415

Operating Income                                                                                52,102                   45,237

Other Credits (Charges):
   Interest expense                                                                            (4,659)                  (7,911)
   Gain on sale of subsidiary companies                                                                                  20,662
   Miscellaneous, net                                                                              122                    3,372
   Net other credits (charges)                                                                 (4,537)                   16,123

Income Before Income Taxes and Minority Interests                                               47,565                   61,360
Provision for Income Taxes                                                                      20,352                   26,682

Income Before Minority Interests                                                                27,213                   34,678
Minority Interests                                                                               2,116                    2,080

Net Income                                                                                 $    25,097               $   32,598

Per Share of Common Stock:
   Net income                                                                                    $0.34                    $0.44

   Dividends declared                                                                            $0.11                    $0.11

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )                                                                                         Three months
                                                                                                            ending
                                                                                                          March 31,
                                                                                                1994                     1993
Cash Flows from Operating Activities:
Net income                                                                                 $    25,097               $   32,598
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation                                                                              21,412                   21,263
      Amortization of intangible assets                                                          7,613                    8,363
      Deferred income taxes                                                                      1,535                    3,912
      Minority interests in income of subsidiary companies                                       2,116                    2,080
      Gain on sale of subsidiary companies                                                                              (20,662)
      Changes in certain working capital accounts, net of effects
         from subsidiary companies purchased and sold                                           13,772                   10,901
      Miscellaneous, net                                                                         3,037                  (5,875)
Net operating activities                                                                        74,582                   52,580

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                   (20,433)                 (25,354)
Purchase of subsidiary companies, net of cash acquired                                        (17,970)                 (28,945)
Investments in securities and unconsolidated affiliates                                          (161)                    (963)
Sale of subsidiary companies                                                                                             30,360
Miscellaneous, net                                                                               2,762                    1,112
Net investing activities                                                                      (35,802)                 (23,790)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                                              35,500
Payments on long-term debt                                                                    (33,814)                 (62,516)
Dividends paid                                                                                 (8,223)                  (8,206)
Dividends paid to minority interests                                                             (885)                    (989)
Miscellaneous, net                                                                               (299)                    (163)
Net financing activities                                                                      (43,221)                 (36,374)

Increase (Decrease) in Cash and Cash Equivalents                                               (4,441)                  (7,584)

Cash and Cash Equivalents:
Beginning of year                                                                               18,606                   18,976

End of period                                                                              $    14,165               $   11,392


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                            $     4,307               $    9,474
   Income taxes paid                                                                            12,208                   16,324
   Increase in program rights and related liabilities                                            6,713                    3,575

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )
                                                                                            Unrealized
                                                                                             Gains on     Unvested     Foreign
                                                                     Additional             Securities   Restricted   Currency
                                                            Common    Paid-in     Retained   Available      Stock    Translation
                                                             Stock    Capital     Earnings   for Sale      Awards    Adjustment
Balances at December 31, 1992                              $    746 $     94,366 $   638,139             $      (516) $         369

Net income                                                                          32,598
Dividends:  declared
     and paid - $.11 per share                                                     (8,206)
Class A shares issued pursuant to
    compensation plans, net:
    16,525 shares issued,
    15,185 shares repurchased                                              (42)
Amortization of restricted stock awards                                                                         130
Foreign currency translation adjustment                                                                                      151

Balances at March 31, 1993                                 $    746 $     94,324 $   662,531             $      (386) $         520

Balances at December 31, 1993                              $    748 $     97,945 $   733,978 $     27,381 $    (1,009) $         592

Net income                                                                          25,097
Dividends:  declared and
     paid - $.11 per share                                                         (8,223)
Class A shares issued pursuant to
    compensation plans, net:
    12,550 shares issued,
    2,402 shares repurchased                                                270
Tax benefits on compensation plans                                           57
Amortization of restricted stock awards                                                                         110
Foreign currency translation adjustment                                                                                      202
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of $4,454                                                        (8,271)

Balances at March 31, 1994                                 $    748 $     98,272 $   750,852 $     19,110 $      (899) $         794

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

  Results of operations for the three-month period ending March
  31, 1994 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending December 31, 1994.

  Program Rights and Production Costs - Program rights are recorded at the time such programs become available for broadcast. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. The liability for program rights is not discounted for imputed interest.

  Production costs represent costs incurred in the production of programming for distribution. Amortization of capitalized costs is based on the percentage of current period revenues to anticipated total revenues for each program.

  Program and production costs are stated at the lower of unamortized cost or fair value. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding.
  The weighted average common shares outstanding were as follows:

( in thousands )                                                                                      Three months ending
                                                                                                          March 31,
                                                                                                1994                     1993
Weighted average shares outstanding                                                             74,762                   74,613


  Reclassification - For comparison purposes certain 1993 items have been reclassified to conform with 1994 classifications.

2.ACQUISITIONS AND DIVESTITURES

A.Acquisitions

  1994 - The Company acquired Cinetel Productions (an independent producer of programs for cable television).

  1993 - The Company purchased 589,000 shares of Scripps Howard
  Broadcasting Company common stock for $28,900,000. The Company also purchased a cable television system.

  The following table presents additional information about the acquisitions:

    ( in thousands )                                                                                     Three months
                                                                                                           ending
                                                                                                          March 31,
                                                                                               1994                      1993
    Goodwill and other intangible assets acquired                                           $     3,245               $    16,669
    Other assets acquired                                                                        14,725                        15
    Reduction in minority interests                                                                                        12,261

    Cash paid                                                                               $    17,970               $    28,945


  The acquisitions have been accounted for as purchases, and accordingly purchase prices were allocated to assets and liabilities based on the estimated fair value as of the dates of acquisition. The acquired operations have been included in the consolidated statements of income from the dates of acquisition. Pro forma results are not presented because the combined results of operations would not be significantly different from the reported amounts.

B.Divestitures

  The Company sold Pharos Books and World Almanac Education in the first quarter of 1993. In subsequent quarters two newspapers, a television station, radio stations in three markets, and the remaining book publishing operations were sold.

  The following table presents additional information about the divestitures which occurred in the first quarter:

    ( in thousands )                                                                                               Three
                                                                                                               months ending
                                                                                                                 March 31,
                                                                                                                    1993
    Cash received                                                                                            $          30,360
    Net assets disposed                                                                                                  9,698

    Gain recognized, before income taxes                                                                     $          20,662

   Included in the consolidated financial statements are the following results of divested operations (excluding gain on sale):

    ( in thousands )                                                                                               Three
                                                                                                               months ending
                                                                                                                 March 31,
                                                                                                                    1993
    Operating revenues                                                                                       $          15,500
    Operating income                                                                                                       900


3.UNUSUAL ITEMS

  1993 - The Company's operating results include an after-tax gain of $12,100,000, $.16 per share (see Note 2B).

  In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased operating income $4,300,000 and net income $2,300,000, $.03 per share.

  The Company's agreement to guarantee up to $53,000,000 of the Ogden, Utah, Standard Examiner's debt expired with a change in ownership of the Standard Examiner. The Company received a $2,500,000 fee in connection with the transaction. The fee increased net income $1,600,000, $.02 per share.

4.INCOME TAXES

  The Internal Revenue Service is currently examining the consolidated income tax returns of EWS for the years 1985 through 1990. Management believes that adequate provision for income taxes has been made for all open years.

  The provision for income taxes consists of the following:

( in thousands )                                                                                         Three months
                                                                                                            ending
                                                                                                           March 31,
                                                                                                1994                     1993
Current:
     Federal                                                                               $    13,951               $   19,125
     State and local                                                                             3,477                    2,800
     Foreign                                                                                     1,332                      845

Total current                                                                                   18,760                   22,770

Deferred:
     Federal                                                                                   (2,484)                    2,513
     Other                                                                                       (435)                    1,399

Total deferred                                                                                 (2,919)                    3,912

Total income taxes                                                                              15,841                   26,682
Income taxes allocated to stockholders' equity                                                   4,511

Provision for income taxes                                                                 $    20,352               $   26,682

5.LONG-TERM DEBT

  Long-term debt consisted of the following:

( in thousands )                                                                                    As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
Variable Rate Credit Facilities                                               $        54,200 $        88,000 $        226,000
7.375% notes, due in 1998                                                              99,301          99,264           99,154
9.0% notes, due in 1996                                                                50,000          50,000           50,000
8.5% notes, payable through 1994                                                        8,334           8,334           36,667
Other notes                                                                             2,307           2,320            3,056

Total long-term debt                                                                  214,142         247,918          414,877
Current portion of long-term debt                                                      62,582          96,383           70,346

Long-term debt (less current portion)                                         $       151,560 $       151,535 $        344,531


Weighted average interest rate on Variable Rate
     Credit Facilities at balance sheet date                                             3.5%            3.4%             3.3%


  The Company has a Competitive Advance/Revolving Credit Agreement which permits maximum borrowings up to $100,000,000 and additional lines of credit totaling $30,000,000 (collectively "Variable Rate Credit Facilities"). Maximum borrowings under the Variable Rate Credit Facilities are changed as the Company's anticipated needs change and are not indicative of the Company's short-term borrowing capacity. The Variable Rate Credit Facilities expire at various dates through September 1994 and may be extended upon mutual agreement.

  Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness.

6.INVESTMENTS

  Investments consisted of the following:

( in thousands, except share data )                                                                 As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
Securities available for sale: *
     Pittsburgh Post-Gazette preferred stock,
          $25 million face value, 8% cumulative dividend                      $        14,000 $        14,000 $         14,000
    Turner Broadcasting:
         Class B common stock (589,165 shares)                                         12,078          15,907            7,985
         Class C preferred stock (convertible into
              1,309,092 shares of Class B common stock)                                26,836          35,345            3,285
     Other                                                                              3,627           4,043              578

Total securities available for sale                                                    56,541          69,295           25,848
Investments accounted for under the equity method                                       2,454           3,992            3,013

Total investments                                                             $        58,995 $        73,287 $         28,861

Unrealized gains on securities available for sale                             $        29,400 $        42,125 $         30,421

  *   Effective December 31, 1993 the Company adopted FAS No. 115. Investments classified as available for sale are carried at market value at March 31, 1994 and December 31, 1993.  At March 31, 1993 such securities were carried at the lower of cost or market.  There  were no unrealized losses in either year.

7.PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS

  Property, plant, and equipment consisted of the following:

( in thousands )                                                                                    As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
Land and improvements                                                         $        47,334 $        45,199 $         48,552
Buildings and improvements                                                            187,587         184,708          188,397
Equipment                                                                             986,693         972,674          989,548

Total                                                                               1,221,614       1,202,581        1,226,497
Accumulated depreciation                                                              502,398         489,855          505,055

Net property, plant, and equipment                                            $       719,216 $       712,726 $        721,442

Goodwill and other intangible assets consisted of the following:

( in thousands )                                                                                    As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
Goodwill                                                                      $       387,905 $       387,868 $        421,419
Cable television franchise costs                                                      167,383         167,378          167,389
Customer lists                                                                        134,927         133,427          133,397
Licenses and copyrights                                                                28,221          28,221           28,263
Non-competition agreements                                                             24,489          32,089           34,249
Other                                                                                  33,570          31,870           38,787

Total                                                                                 776,495         780,853          823,504
Accumulated amortization                                                              227,870         227,864          212,690

Net goodwill and other intangible assets                                      $       548,625 $       552,989 $        610,814


8.SEGMENT INFORMATION

  Previously reported 1993 segment information has been restated to conform with 1994 segment classifications. The Entertainment segment includes United Media licensing and syndication (previously included in the Publishing segment), Scripps Howard Productions (a producer of television programming), The Home & Garden Television Network (a 24-hour cable television channel scheduled for launch in late 1994), and the Company's equity interest in The Food Network and SportSouth cable television networks (previously reported in Miscellaneous, net). On March 31, 1994 the Company completed the acquisition of Cinetel Productions (an independent producer of programs for cable television). Cinetel operating results from the date of acquisition will be included in the Entertainment segment.

  The Other segment includes book publishing operations which were sold in 1993 (see Note 2B).

  Broadcasting operating income was increased in the first quarter of 1993 by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed
  ASCAP (see Note 3).

  Financial information relating to the Company's business segments is as follows:

( in thousands )                                                                                         Three months
                                                                                                            ending
                                                                                                           March 31,
                                                                                                1994                     1993
OPERATING REVENUES
Newspapers                                                                                 $   142,037               $  134,463
Broadcasting                                                                                    60,353                   61,845
Cable television                                                                                62,385                   63,190
Entertainment                                                                                   20,978                   19,625
Other                                                                                                                     4,529
Total operating revenues                                                                   $   285,753               $  283,652

OPERATING INCOME
Newspapers                                                                                 $    28,019               $   16,019
Broadcasting                                                                                    15,790                   17,008
Cable television                                                                                 9,525                   14,002
Entertainment                                                                                    2,045                    1,841
Other                                                                                                                     (283)
Corporate                                                                                      (3,277)                  (3,350)
Total operating income                                                                     $    52,102               $   45,237

DEPRECIATION
Newspapers                                                                                 $     7,126               $    7,740
Broadcasting                                                                                     2,167                    2,439
Cable television                                                                                11,774                   10,696
Entertainment                                                                                      197                      217
Other                                                                                                                        17
Corporate                                                                                          148                      154
Total depreciation                                                                         $    21,412               $   21,263

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                                                 $     1,782               $    1,747
Broadcasting                                                                                     2,863                    2,971
Cable television                                                                                 2,968                    3,328
Entertainment                                                                                                                 2
Other                                                                                                                       315
Total amortization of intangible assets                                                    $     7,613               $    8,363

CAPITAL EXPENDITURES
Newspapers                                                                                 $     6,073               $    6,432
Broadcasting                                                                                     2,692                    3,362
Cable television                                                                                11,521                   14,020
Entertainment                                                                                       31                      328
Corporate                                                                                          116                    1,212
Total capital expenditures                                                                 $    20,433               $   25,354

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of operations were as follows:

( in thousands, except per share data )                                                                 Year-to-Date
                                                                                               1994        Change         1993
Operating revenues:
     Newspapers                                                                            $   142,037          5.6 % $  134,463
     Broadcasting                                                                               60,353         (2.4)%     61,845
     Cable television                                                                           62,385         (1.3)%     63,190
     Entertainment                                                                              20,978          6.9 %     19,625
     Other                                                                                                                 4,529

Total operating revenues                                                                   $   285,753          0.7 % $  283,652

Operating income:
     Newspapers                                                                            $    28,019         74.9 % $   16,019
     Broadcasting                                                                               15,790         (7.2)%     17,008
     Cable television                                                                            9,525        (32.0)%     14,002
     Entertainment                                                                               2,045         11.1 %      1,841
     Other                                                                                                                 (283)
     Corporate                                                                                 (3,277)          2.2 %    (3,350)

Total operating income                                                                          52,102         15.2 %     45,237
Interest expense                                                                               (4,659)                   (7,911)
Gain on sale of subsidiary companies                                                                                      20,662
Miscellaneous, net                                                                                 122                     3,372
Income taxes                                                                                  (20,352)                  (26,682)
Minority interest                                                                              (2,116)                   (2,080)
Net income                                                                                 $    25,097        (23.0)% $   32,598

Net income per share of common stock                                                              $.34        (22.7)%       $.44

Weighted average shares outstanding                                                             74,762          0.2%      74,613

Effective income tax rate                                                                       42.8 %                    43.5 %

For comparison purposes certain 1993 operating revenues, operating expenses, and equity in income of certain joint ventures (see below) have been reclassified to conform with 1994 classifications.

Previously reported 1993 segment information has been restated to conform with 1994 segment classifications. The Entertainment segment includes United Media licensing and syndication (previously included in the Publishing segment), Scripps Howard Productions (a producer of television programming), The Home & Garden Television Network (a 24-hour cable television channel scheduled for launch in late 1994), and the Company's equity interest in The Food Network and SportSouth cable television networks (previously reported in Miscellaneous, net). On March 31, 1994 the Company completed the acquisition of Cinetel Productions (an independent producer of programs for cable television). Cinetel operating results from the date of acquisition will be included in the Entertainment segment.

The Other segment includes book publishing operations which were sold in 1993 (see (i) below).

The following items affected the comparability of the Company's reported results of operations:

 (i) The Company sold Pharos Books and World Almanac Education in the first quarter of 1993. In subsequent quarters two newspapers, a television station, radio stations in three markets, and the remaining book publishing operations were sold. The aforementioned businesses, and any related gains on the sales of the businesses, are hereinafter referred to as the "Divested Operations." See Note 2B to the Consolidated Financial Statements.

        The following items related to Divested Operations affected the comparability of the Company's reported results of operations:

    ( in thousands, except per share data )
                                                                                                                          1993
    Operating revenues                                                                                                 $    15,500
    Operating income                                                                                                           900
    Gain recognized (before income
         taxes and minortiy interests)                                                                                      20,662
    Gain recognized (after income
         taxes and minority interests)                                                                                      12,100
    Gain recognized per share
         (after income taxes and
         minority interests)                                                                                                   .16


(ii) In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers was resolved ("ASCAP Adjustment"). The adjustment increased broadcasting operating income $4,300,000 and net income $2,300,000, $.03 per share. See
        Note 3 to the Consolidated Financial Statements.

(iii)   In the first quarter of 1993 the Company's agreement to
        guarantee up to $53,000,000 of the Ogden, Utah, Standard Examiner's debt expired with a change in ownership of the Standard Examiner. The Company received a $2,500,000 fee in connection with the transaction ("Ogden Fee"). The fee increased net income
        $1,600,000, $.02 per share.   See Note 3 to the Consolidated
        Financial Statements.

The items above are excluded from the consolidated and segment operating results presented in the following pages of this Management's Discussion and Analysis. Management believes they are not relevant to understanding the Company's ongoing operations.

Net income per share was as follows:

                                                                                                        Year-to-Date
                                                                                               1994        Change         1993
Reported net income per share                                                                    $ .34        (22.7)%      $ .44

Note Ref.
    (i)        Gain on sale of Divested Operations                                                                        ( .16)
(ii) - (iii)  1993 unusual items                                                                                          ( .05)
                Rounding                                                                                                  ( .01)

Adjusted net income per share                                                                    $ .34         54.5 %      $ .22

Interest expense decreased $3,300,000 as average long-term debt in 1994 was $197,000,000 less than in 1993.

Miscellaneous includes the Ogden Fee described in (iii) above.

RESULTS OF OPERATIONS

CONSOLIDATED - Operating results, excluding the Divested Operations and ASCAP Adjustment, were as follows:

( in thousands )                                                                                        Year-to-Date
                                                                                               1994        Change         1993
Operating revenues:
     Newspapers                                                                            $   142,037          8.9 % $  130,393
     Broadcast television                                                                       60,353          9.9 %     54,926
     Cable television                                                                           62,385         (1.3)%     63,190
     Entertainment                                                                              20,978          6.9 %     19,625

Total operating revenues                                                                   $   285,753          6.6 % $  268,134

Operating income:
     Newspapers                                                                            $    28,019         71.4 % $   16,348
     Broadcast television                                                                       15,790         41.1 %     11,194
     Cable television                                                                            9,525        (32.0)%     14,002
     Entertainment                                                                               2,045         11.1 %      1,841
     Corporate                                                                                 (3,277)          2.2 %    (3,350)

Total operating income                                                                     $    52,102         30.1 % $   40,035

Other Financial and Statistical Data:

Total advertising revenues                                                                 $   163,257         10.4 % $  147,923

Advertising revenues as a
     percentage of total revenues                                                               57.1 %                    55.2 %

Total capital expenditures                                                                 $    20,433        (19.0)% $   25,234


SEGMENTS - Operating results, excluding the Divested Operations and the ASCAP Adjustment, for each of the Company's business segments are presented on the following pages.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is included in the discussion of segment results because:
   Acquisitions of communications media businesses are based on multiples of EBITDA.
   Financial analysts use EBITDA to value communications media companies.
   Changes in depreciation and amortization are often unrelated to current performance. Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year performance than the change in operating income because, combined with information on capital spending plans, it is a more reliable indicator of results that may be expected in future periods.
   Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Divested Operations, were as follows:

( in thousands, except newsprint information )                                                          Year-to-Date
                                                                                               1994        Change         1993
Operating revenues:
     Local                                                                                 $    45,269          8.2 % $   41,844
     Classified                                                                                 37,388         11.5 %     33,518
     National                                                                                    3,996         42.6 %      2,803
     Preprint                                                                                   14,091          8.7 %     12,961

     Newspaper advertising                                                                     100,744         10.6 %     91,126
     Circulation                                                                                29,556          2.7 %     28,786
     Joint operating agency distributions                                                        9,766         16.8 %      8,361
     Other                                                                                       1,971         (7.0)%      2,120

Total operating revenues                                                                       142,037          8.9 %    130,393

Operating expenses:
     Employee compensation and benefits                                                         54,571          0.4 %     54,368
     Newsprint and ink                                                                          20,657          0.9 %     20,480
     Other                                                                                      29,882          0.1 %     29,855
     Depreciation and amortization                                                               8,908         (4.6)%      9,342

Total operating expenses                                                                       114,018                   114,045

Operating income                                                                           $    28,019         71.4 % $   16,348

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                                                           $    36,927         43.7 % $   25,690

Percent of operating revenues:
    Operating income                                                                            19.7 %                    12.5 %
    EBITDA                                                                                      26.0 %                    19.7 %

Capital expenditures                                                                       $     6,073         (5.1)% $    6,399

Advertising inches:
     Local                                                                                       1,971          2.9 %      1,915
     Classified                                                                                  2,688          5.8 %      2,540
     National                                                                                      101         23.2 %         82

     Total full run ROP                                                                          4,760          4.9 %      4,537

Newsprint information:
     Consumption (in tonnes)                                                                    47,223          4.6 %     45,158

     Weighted average price per tonne                                                            $ 419         (4.3)%      $ 438

Demand for local advertising continued to improve in the first quarter. Advertising revenues increased for nearly all of the Company's newspapers.

BROADCAST TELEVISION - Operating results for the broadcast television segment, excluding the Divested Operations and ASCAP Adjustment, were as follows:

( in thousands )                                                                                        Year-to-Date
                                                                                               1994        Change         1993
Operating revenues:
     Local                                                                                 $    32,487         10.4 % $   29,417
     National                                                                                   25,325          9.2 %     23,182
     Political                                                                                     362                       176
     Other                                                                                       2,179          1.3 %      2,151

Total operating revenues                                                                        60,353          9.9 %     54,926

Operating expenses:
     Employee compensation and benefits                                                         17,938          4.9 %     17,099
     Program costs                                                                              12,026          0.1 %     12,016
     Other                                                                                       9,569          0.4 %      9,531
     Depreciation and amortization                                                               5,030         (1.1)%      5,086

Total operating expenses                                                                        44,563          1.9 %     43,732

Operating income                                                                           $    15,790         41.1 % $   11,194

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                                                           $    20,820         27.9 % $   16,280

Percent of operating revenues:
    Operating income                                                                            26.2 %                    20.4 %
    EBITDA                                                                                      34.5 %                    29.6 %

Capital expenditures                                                                       $     2,692        (17.8)% $    3,275

Revenues increased at all of the Company's television stations.

CABLE TELEVISION - Operating results for the cable television segment were as follows:

( in thousands, except per subscriber information )                                                     Year-to-Date
                                                                                               1994        Change         1993
Operating revenues:
     Basic services                                                                        $    41,037         (6.1)% $   43,697
     Premium programming services                                                               11,997          5.9 %     11,332
     Other monthly service                                                                       4,214         23.4 %      3,416
     Advertising                                                                                 2,160         15.4 %      1,871
     Installation and miscellaneous                                                              2,977          3.6 %      2,874

Total operating revenues                                                                        62,385         (1.3)%     63,190

Operating expenses:
     Employee compensation and benefits                                                         10,549         10.1 %      9,577
     Program costs                                                                              14,939         10.1 %     13,564
     Other                                                                                      12,630          5.0 %     12,023
     Depreciation and amortization                                                              14,742          5.1 %     14,024

Total operating expenses                                                                        52,860          7.5 %     49,188

Operating income                                                                           $     9,525        (32.0)% $   14,002

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                                                           $    24,267        (13.4)% $   28,026

Percent of operating revenues:
    Operating income                                                                            15.3 %                    22.2 %
    EBITDA                                                                                      38.9 %                    44.4 %

Capital expenditures                                                                       $    11,521        (17.8)% $   14,020

Average number of basic subscribers                                                              705.8          4.4 %      676.3

Average monthly revenue
     per basic subscriber                                                                      $ 29.46         (5.4)%    $ 31.14

Homes passed at end of period                                                                  1,147.8          1.5 %    1,130.4

Basic subscribers at end of period                                                               711.3          4.6 %      680.2

Penetration rate                                                                                62.0 %                    60.2 %

Re-regulation of the cable television industry significantly affected the Company's cable television operations. New rules which are expected to further reduce regulated rates are scheduled to become effective in July. Based upon the revised rules, year-over-year declines in revenues and EBITDA are expected to increase in magnitude in the third quarter of 1994.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:

( in thousands )                                                                                        Year-to-Date
                                                                                               1994        Change         1993
Operating revenues:
     Licensing                                                                             $    15,808         12.8 % $   14,019
     Syndication                                                                                 4,714         (1.6)%      4,791
     Film and television production                                                                456        (44.0)%        815

Total operating revenues                                                                        20,978          6.9 %     19,625

Operating expenses:
     Employee compensation and benefits                                                          3,205         (8.7)%      3,512
     Artists' royalties                                                                         10,641         13.7 %      9,358
     Film and television production costs                                                          259        (51.9)%        538
     Other                                                                                       4,631         11.4 %      4,157
     Depreciation and amortization                                                                 197        (10.0)%        219

Total operating expenses                                                                        18,933          6.5 %     17,784

Operating income                                                                           $     2,045         11.1 % $    1,841

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                                                           $     2,242          8.8 % $    2,060

Percent of operating revenues:
    Operating income                                                                             9.7 %                     9.4 %
    EBITDA                                                                                      10.7 %                    10.5 %

Capital expenditures                                                                       $        31                $      328

Increases in domestic and Japanese licensing revenues more than offset a decrease in European revenues. The change in the exchange rate for the Japanese yen increased licensing revenues $700,000.

On April 6, 1994 the Company announced it had reached agreement to sell the copyright and syndication and licensing rights for the character "Garfield" to Paws, Inc. The sale is expected to be completed in the second quarter of 1994.

Start-up costs for The Home & Garden Television Network ("Home &
Garden"), a 24-hour cable channel scheduled for launch in late 1994, totaled $250,000 in the first quarter of 1994.

The Company acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations will be included in the Entertainment segment from the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $74,600,000 in 1994 compared to $52,600,000 in 1993.

Cash flow from operating activities in 1994 was used primarily for capital expenditures of $20,400,000, acquisitions and investments of $18,100,000, debt reduction of $33,800,000, and dividend payments of $9,100,000. The debt to total capitalization ratio at March 31 was .20 in 1994 and .35 in 1993.

Consolidated capital expenditures for the remainder of 1994 are expected to total approximately $80,000,000, including Home & Garden. Current maturities of long-term debt at March 31, 1994 total $62,600,000. The Company expects to finance its capital requirements and start-up costs for Home & Garden primarily through cash flow from operations.


PROPOSED MERGER

On April 7, 1994 the board of directors of Scripps Howard Broadcasting Company ("SHB") approved a merger proposal from the Company, under which the Company would exchange 3.45 shares of its Class A Common stock for each SHB share. The Company and SHB executed a definitive agreement on May 4, 1994. The merger is subject to regulatory approvals and a vote of SHB shareholders. If the merger is effected under the terms proposed by the Company, approximately 5,000,000 additional shares of Class A Common stock would be issued. There can be no assurance that the merger will be entered into or that any transaction will be consummated.