Form 10-Q
period 1994-06-30
SCRIPPS E W CO /DE
filed 1994-08-03
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1994

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
  For the transition period from ________________ to ________________

                    Commission File Number 1-16914

                       THE E.W. SCRIPPS COMPANY
        (Exact name of registrant as specified in its charter)
           Delaware                                    51-0304972
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

    1105 N. Market Street
     Wilmington, Delaware                                19801
(Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:  (302) 478-4141

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 1994 the registrant had outstanding 54,628,504 shares of Class A Common stock and 20,174,833 shares of Common Voting stock.

                  INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994



Item No.                                                            Page

                    PART I - FINANCIAL INFORMATION

  1       Financial Statements                                        3

  2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      3


                      PART II - OTHER INFORMATION

  1       Legal Proceedings                                           3

  2       Changes in Securities                                       3

  3       Defaults Upon Senior Securities                             3

  4       Submission of Matters to a Vote of Security Holders         4

  5       Other Information                                           4

  6       Exhibits and Reports on Form 8-K                            4

                                PART I



ITEM 1.   FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.




                               PART II


ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses, none of which is expected to result in material loss.



ITEM 2.   CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 1994 Annual Meeting of Shareholders.



                                                                      Broker
Description of Matter            In Favor     Against     Abstain    Non-Votes
Submitted
Class A Common stock:
   Election of Directors
   David R. Huhn                 47,982,612      41,739               6,572,292
   Daniel J. Meyer               47,951,922      43,739               6,600,982
   Nicholas B. Paumgarten        47,951,922      33,126               6,611,595

Common voting stock:
   Election of Directors         18,181,513                           1,993,320

   Amend Long-term Incentive     18,181,513                           1,993,320
   Plan





ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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


                            THE E. W. SCRIPPS COMPANY




Dated:         August 3, 1994       BY:/s/ Daniel J. Castellini
                                    D. J. Castellini
                                    Senior Vice President, Finance &
                                    Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                    As of
                                                                                 June 30,       December 31,       June 30,
                                                                                   1994             1993             1993
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $      12,483    $       18,606    $      16,041
   Accounts and notes receivable (less
      allowances - $5,819, $6,995, $6,553)                                         139,833           150,671          142,424
   Program rights and production costs                                              36,812            42,823           39,718
   Inventories                                                                      24,712            23,748           29,033
   Deferred income taxes                                                            18,651            18,097           10,942
   Miscellaneous                                                                    23,471            19,050           21,966
   Total current assets                                                            255,962           272,995          260,124

Investments                                                                         52,355            73,287           29,429

Property, Plant, and Equipment                                                     713,686           712,726          724,333

Goodwill and Other Intangible Assets                                               542,301           552,989          596,899

Other Assets:
   Program rights and production costs (less current portion)                       36,622            43,257           33,886
   Miscellaneous                                                                    22,058            21,228           16,320
Total other assets                                                                  58,680            64,485           50,206

TOTAL ASSETS                                                                 $   1,622,984    $    1,676,482    $   1,660,991

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                 As of
                                                                                 June 30,       December 31,       June 30,
                                                                                   1994             1993             1993
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $      10,985    $       96,383    $      57,959
   Accounts payable                                                                 67,596            79,334           74,713
   Customer deposits and unearned revenue                                           18,179            17,480           18,314
   Accrued liabilities:
      Employee compensation and benefits                                            33,143            31,599           31,408
      Artist and author royalties                                                   10,338            10,985           11,938
      Copyright and programming costs                                                7,059             6,986            7,259
      Interest                                                                       2,649             2,834            2,993
      Income taxes                                                                  19,249             7,763            1,037
      Miscellaneous                                                                 31,281            35,276           28,564
   Total current liabilities                                                       200,479           288,640          234,185

Deferred Income Taxes                                                              171,483           175,308          117,013

Long-Term Debt (less current portion)                                              151,582           151,535          344,538

Other Long-Term Obligations and Minority Interests                                 193,978           201,364          193,209

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares;
      none outstanding
   Common stock, $.01 par:
      Class A - authorized:  120,000,000 shares;  issued and
         outstanding:  54,618,754, 54,586,495,
         and 54,452,318 shares                                                         546               546              545
      Voting - authorized:  30,000,000 shares; issued and
         outstanding:  20,174,833 shares                                               202               202              202
   Total                                                                               748               748              747
   Additional paid-in capital                                                       98,740            97,945           94,564
   Retained earnings                                                               790,451           733,978          676,409
   Unrealized gains on securities available for sale                                15,429            27,381
   Unvested restricted stock awards                                                  (821)           (1,009)            (547)
   Foreign currency translation adjustment                                             915               592              873

   Total stockholders' equity                                                      905,462           859,635          772,046

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   1,622,984    $    1,676,482    $   1,660,991

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except share data )                                      Three months ended              Six months ended
                                                                              June 30,                       June 30,
                                                                       1994             1993          1994               1993
Operating Revenues:
   Advertising                                                      $ 108,748        $ 100,979    $  209,492         $  194,553
   Circulation                                                         29,189           29,385        58,745             59,162
   Other newspaper revenue                                             13,828           13,268        25,565             24,380
   Total newspapers                                                   151,765          143,632       293,802            278,095
   Broadcasting                                                        73,892           77,401       134,245            139,246
   Cable television                                                    63,266           63,715       125,651            126,905
   Entertainment                                                       18,676           18,644        39,654             38,269
   Other                                                                                 3,597                            8,126
   Total operating revenues                                           307,599          306,989       593,352            590,641

Operating Expenses:
   Employee compensation and benefits                                  90,182           94,493       178,305            186,830
   Program rights and production costs                                 28,957           29,205        56,181             55,879
   Newsprint and ink                                                   22,131           23,386        42,788             44,604
   Other operating expenses                                            72,427           77,436       141,049            145,996
   Depreciation                                                        23,154           21,629        44,566             42,892
   Amortization of intangible assets                                    7,506            8,418        15,119             16,781
   Total operating expenses                                           244,357          254,567       478,008            492,982

Operating Income                                                       63,242           52,422       115,344             97,659

Other Credits (Charges):
   Interest expense                                                   (4,613)          (7,148)       (9,272)           (15,059)
   Gain on sale of "Garfield" and "US Acres" copyrights                31,621                         31,621
   Gain on sale of subsidiary companies                                                  1,774                           22,436
   Miscellaneous, net                                                   (374)          (1,431)         (252)              1,941
   Net other credits (charges)                                         26,634          (6,805)        22,097              9,318

Income Before Income Taxes and Minority Interests                      89,876           45,617       137,441            106,977
Provision for Income Taxes                                             39,174           20,975        59,526             47,657

Income Before Minority Interests                                       50,702           24,642        77,915             59,320
Minority Interests                                                      2,878            2,555         4,994              4,635

Net Income                                                          $  47,824        $  22,087    $   72,921         $   54,685

Per Share of Common Stock:
   Net income                                                           $0.64            $0.30         $0.98              $0.73

   Dividends declared                                                   $0.11            $0.11         $0.22              $0.22

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )                                                                                          Six months ended
                                                                                                               June 30,
                                                                                                      1994               1993
Cash Flows from Operating Activities:
Net income                                                                                       $    72,921         $   54,685
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation                                                                                    44,566             42,892
      Amortization of intangible assets                                                               15,119             16,781
      Deferred income taxes                                                                            2,057              6,508
      Minority interests in income of subsidiary companies                                             4,994              4,635
      Gain on sale of subsidiary companies and copyrights                                           (31,621)           (22,436)
      Changes in certain working capital accounts, net of
      effects from subsidiary companies purchased and sold                                             6,687           (13,221)
      Miscellaneous, net                                                                               7,010              1,327
Net operating activities                                                                             121,733             91,171

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                         (39,096)           (53,140)
Purchase of subsidiary companies, net of cash acquired                                              (17,318)           (28,987)
Investments in securities and unconsolidated affiliates                                              (1,781)            (2,194)
Sale of subsidiary companies and copyrights                                                           33,626             44,259
Miscellaneous, net                                                                                       827              3,585
Net investing activities                                                                            (23,742)           (36,477)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                                              58,100
Payments on long-term debt                                                                          (85,426)           (97,532)
Dividends paid                                                                                      (16,448)           (16,415)
Dividends paid to minority interests                                                                 (1,770)            (1,777)
Miscellaneous, net                                                                                     (470)                (5)
Net financing activities                                                                           (104,114)           (57,629)

Increase (Decrease) in Cash and Cash Equivalents                                                     (6,123)            (2,935)

Cash and Cash Equivalents:
Beginning of year                                                                                     18,606             18,976

End of period                                                                                    $    12,483         $   16,041


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                  $     9,290         $   20,508
   Income taxes paid                                                                                  44,598             44,466
   Increase in program rights and related liabilities                                                  6,164              4,103

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )
                                                                                      Unrealized
                                                                                       Gains on        Unvested         Foreign
                                                          Additional                  Securities      Restricted        Currency
                                               Common      Paid-in       Retained      Available         Stock        Translation
                                               Stock       Capital       Earnings      for Sale         Awards         Adjustment
Balances at December 31, 1992                $    746   $     94,366   $  638,139                   $      (516)    $         369

Net income                                                                 54,685
Dividends:  declared
     and paid - $.22 per share
                                                                         (16,415)
Class A shares issued pursuant to
    compensation plans, net:
    26,025 shares issued,
    15,768 shares repurchased                       1            198                                       (215)
Amortization of restricted stock awards                                                                      184
Foreign currency translation adjustment                                                                                       504

Balances at June 30, 1993                    $    747   $     94,564   $  676,409                   $      (547)    $         873

Balances at December 31, 1993                $    748   $     97,945   $  733,978   $      27,381   $    (1,009)    $         592

Net income                                                                 72,921
Dividends:  declared and
     paid - $.22 per share
                                                                         (16,448)
Class A shares issued pursuant to
    compensation plans, net:
    37,975 shares issued,
    5,716 shares repurchased                                     688
Tax benefits on compensation plans                               107
Amortization of restricted stock awards                                                                      188
Foreign currency translation adjustment                                                                                       323
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of $6,436                                                  (11,952)

Balances at June 30, 1994                    $    748   $     98,740   $  790,451 $         15,429   $      (821)    $         915

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

  Results of operations for the three- and six-month periods ending June 30, 1994 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending December 31, 1994.

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

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. The weighted average common shares outstanding were as follows:



( in thousands )                                                        Three months ended                 Six months ended
                                                                             June 30,                           June 30,
                                                                       1994             1993          1994               1993
Weighted average shares outstanding                                    74,776           74,627        74,769             74,620


  The sum of the quarterly net income per share amounts may not equal the reported year-to-date amounts because each is computed independently based upon the weighted average number of shares outstanding for that period.

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

  The following table presents additional information about the acquisitions:




          ( in thousands )                                                                               Six months ended
                                                                                                              June 30,
                                                                                                    1994                  1993
          Goodwill and other intangible assets acquired                                          $   3,445             $   16,696
          Other assets acquired                                                                     14,772                     30
          Reduction in minority interests                                                                                  12,261
          Liabilities assumed                                                                        (899)

          Cash paid                                                                              $  17,318             $   28,987



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

B.   Divestitures

  1993 - The Company sold its book publishing operations and a newspaper in the first six months of 1993. In subsequent quarters a newspaper, a television station, and radio stations in three markets were sold.

  The following table presents additional information about the divestitures which occurred in the three- and six-month periods ending June 30:




                                                                                                                           Six
                                                                                                                          months
                                                                                                                          ended
                                                                                                                         June 30,
                                                                                                                           1993
          Cash received                                                                                                $   44,259
          Net assets disposed                                                                                              21,823

          Gain recognized, before income taxes                                                                         $   22,436



   Included in the consolidated financial statements are the following results of divested operations (excluding gain on sale):




          ( in thousands )                                                              Three                               Six
                                                                                        months                             months
                                                                                        ended                              ended
                                                                                       June 30,                           June 30,
                                                                                         1993                               1993
          Operating revenues                                                         $  16,300                         $   31,800
          Operating income                                                               2,300                              3,300




3.UNUSUAL ITEMS

  1994 - The Company sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in after-tax gains of $17,400,000, $.23 per share, in the three- and six-month periods ended June 30.

  1993 - The Company's operating results include after-tax gains of $300,000, $.00 per share, for the three-month period ended
  June 30, and $12,400,000, $.17 per share for the six-month period ended June 30 (see Note 2B).

  The Company realized a gain of $1,100,000 on the sale of certain equipment. The gain increased second quarter and year-to-date net income $700,000, $.01 per share.

  Management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased first quarter and year-to-date operating income $4,300,000 and net income $2,300,000, $.03 per share.

  The Company's agreement to guarantee up to $53,000,000 of the Ogden, Utah, Standard Examiner's debt expired with a change in ownership of the Standard Examiner. The Company received a $2,500,000 fee in connection with the transaction. The fee increased first quarter and year-to-date net income $1,600,000, $.02 per share.

4.INCOME TAXES

  The Internal Revenue Service is currently examining the consolidated income tax returns of EWS for the years 1985 through 1990. Management believes that adequate provision for income taxes has been made for all open years.

  The provision for income taxes consists of the following:




( in thousands )                                                         Three months ended              Six months ended
                                                                              June 30,                       June 30,
                                                                       1994             1993          1994               1993
Current:
     Federal                                                        $  30,690        $  14,652    $   44,641         $   33,777
     State and local                                                    7,145            2,653        10,622              5,453
     Foreign                                                              767            1,074         2,099              1,919

Total current                                                          38,602           18,379        57,362             41,149

Deferred:
     Federal                                                          (2,380)            1,870       (4,864)              4,383
     Other                                                                920              726           485              2,125

Total deferred                                                        (1,460)            2,596       (4,379)              6,508

Total income taxes                                                     37,142           20,975        52,983             47,657
Income taxes allocated to stockholders' equity                          2,032                          6,543

Provision for income taxes                                          $  39,174        $  20,975    $   59,526         $   47,657


5.LONG-TERM DEBT

  Long-term debt consisted of the following:



( in thousands )                                                                                    As of
                                                                                 June 30,       December 31,       June 30,
                                                                                   1994             1993             1993
Variable Rate Credit Facilities                                              $       2,600    $       88,000    $     213,600
7.375% notes, due in 1998                                                           99,338            99,264           99,190
9.0% notes, due in 1996                                                             50,000            50,000           50,000
8.5% notes, payable through 1994                                                     8,334             8,334           36,667
Other notes                                                                          2,295             2,320            3,040

Total long-term debt                                                               162,567           247,918          402,497
Current portion of long-term debt                                                   10,985            96,383           57,959

Long-term debt (less current portion)                                        $     151,582    $      151,535    $     344,538


Weighted average interest rate on Variable Rate
     Credit Facilities at balance sheet date                                          5.0%              3.4%             3.3%




  The Company has a Competitive Advance/Revolving Credit Agreement which expires in September 1994 and permits maximum borrowings up to $100,000,000, and additional lines of credit totaling $30,000,000 which expire at various dates through June 1995 (collectively "Variable Rate Credit Facilities"). Maximum borrowings under the Variable Rate Credit Facilities are changed as the Company's anticipated needs change and are not indicative of the Company's short-term borrowing capacity. The Variable Rate Credit Facilities may be extended upon mutual agreement.

  Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness.

6.INVESTMENTS

  Investments consisted of the following:



( in thousands, except share data )                                                                 As of
                                                                                 June 30,       December 31,       June 30,
                                                                                   1994             1993             1993
Securities available for sale: *
     Pittsburgh Post-Gazette preferred stock,
          $25 million face value, 8% cumulative dividend                     $      14,000    $       14,000    $      14,000
     Turner Broadcasting:
          Class B common stock (589,165 shares)                                     10,458            15,907            7,985
          Class C preferred stock (convertible into
               1,309,092 shares of Class B common stock)                            23,236            35,345            3,285
     Other                                                                           3,185             4,043            1,897

Total securities available for sale                                                 50,879            69,295           27,167
Investments accounted for under the equity method                                    1,476             3,992            2,262

Total investments                                                            $      52,355    $       73,287    $      29,429

Unrealized gains on securities available for sale                            $      23,737    $       42,125    $      29,476

  *   Effective December 31, 1993 the Company adopted FAS No. 115.  Investments classified as available for sale are carried at market value at June 30, 1994 and December 31, 1993.  At June 30, 1993 such securities were carried at the lower of cost or market.  There were no unrealized losses at June 30, 1994,
      December 31, 1993, or June 30, 1993.


7.PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS

  Property, plant, and equipment consisted of the following:



( in thousands )                                                                                    As of
                                                                                 June 30,       December 31,       June 30,
                                                                                   1994             1993             1993
Land and improvements                                                        $      46,062    $       45,199    $      46,880
Buildings and improvements                                                         188,337           184,708          188,592
Equipment                                                                        1,005,191           972,674        1,011,533

Total                                                                            1,239,590         1,202,581        1,247,005
Accumulated depreciation                                                           525,904           489,855          522,672

Net property, plant, and equipment                                           $     713,686    $      712,726    $     724,333



Goodwill and other intangible assets consisted of the following:


( in thousands )                                                                                    As of
                                                                                 June 30,       December 31,       June 30,
                                                                                   1994             1993             1993
Goodwill                                                                     $     388,746    $      387,868    $     418,905
Cable television franchise costs                                                   167,390           167,378          167,392
Customer lists                                                                     135,067           133,427          133,397
Licenses and copyrights                                                             28,221            28,221           28,263
Non-competition agreements                                                          24,489            32,089           32,249
Other                                                                               33,745            31,870           32,753

Total                                                                              777,658           780,853          812,959
Accumulated amortization                                                           235,357           227,864          216,060

Net goodwill and other intangible assets                                     $     542,301    $      552,989    $     596,899




8.SEGMENT INFORMATION

  Previously reported 1993 segment information has been restated to conform with 1994 segment classifications. The Entertainment segment includes United Media licensing and syndication (previously included in the Publishing segment), Scripps Howard Productions (a producer of television programming), The Home & Garden Television Network (a 24-hour cable television channel scheduled for launch in late 1994), and the Company's equity interest in The Food Network and SportSouth cable television networks (previously reported in Miscellaneous, net). On March 31, 1994 the Company completed the acquisition of Cinetel Productions (an independent producer of programs for cable television). Cinetel operating results from the date of acquisition are included in the Entertainment segment.

  The Other segment includes book publishing operations which were sold in 1993 (see Note 2B).

  Newspaper 1993 second quarter and year-to-date operating income was increased $1,100,000 as a result of the gain on sale of equipment (see Note 3). Broadcasting 1993 first quarter and year-to-date operating income was increased by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed ASCAP (see Note 3).

  Financial information relating to the Company's business segments is as follows:




( in thousands )                                                         Three months ended               Six months ended
                                                                              June 30,                        June 30,
                                                                       1994             1993          1994               1993
OPERATING REVENUES
Newspapers                                                          $ 151,765        $ 143,632    $  293,802         $  278,095
Broadcasting                                                           73,892           77,401       134,245            139,246
Cable television                                                       63,266           63,715       125,651            126,905
Entertainment                                                          18,676           18,644        39,654             38,269
Other                                                                                    3,597                            8,126
Total operating revenues                                            $ 307,599        $ 306,989    $  593,352         $  590,641

OPERATING INCOME
Newspapers                                                          $  34,106        $  20,309    $   62,125         $   36,328
Broadcasting                                                           26,161           22,563        41,951             39,571
Cable television                                                        7,379           11,632        16,904             25,634
Entertainment                                                         (1,045)              912         1,000              2,753
Other                                                                                       82                            (201)
Corporate                                                             (3,359)          (3,076)       (6,636)            (6,426)
Total operating income                                              $  63,242        $  52,422    $  115,344         $   97,659

DEPRECIATION
Newspapers                                                          $   7,177        $   6,427    $   14,303         $   14,167
Broadcasting                                                            2,292            2,487         4,459              4,926
Cable television                                                       12,883           12,297        24,657             22,993
Entertainment                                                             658              233           855                450
Other                                                                                        8                               25
Corporate                                                                 144              177           292                331
Total depreciation                                                  $  23,154        $  21,629    $   44,566         $   42,892

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                          $   1,747        $   1,732    $    3,529         $    3,479
Broadcasting                                                            2,861            3,114         5,724              6,085
Cable television                                                        2,874            3,254         5,842              6,582
Entertainment                                                              24                3            24                  5
Other                                                                                      315                              630
Total amortization of intangible assets                             $   7,506        $   8,418    $   15,119         $   16,781

CAPITAL EXPENDITURES
Newspapers                                                          $   4,187        $   7,630    $   10,259         $   14,062
Broadcasting                                                            3,185            2,124         5,877              5,486
Cable television                                                       10,650           17,978        22,171             31,998
Entertainment                                                             471               54           502                382
Corporate                                                                 171                            287              1,212
Total capital expenditures                                          $  18,664        $  27,786    $   39,096         $   53,140


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of operations were as follows:





( in thousands, except per share data )                         Quarterly Period                            Year-to-Date
                                                          1994       Change          1993           1994       Change         1993
Operating Revenues:
     Newspapers                                       $  151,765       5.7 %    $  143,632      $  293,802       5.6 %   $  278,095
     Broadcasting                                         73,892      (4.5)%        77,401         134,245      (3.6)%      139,246
     Cable television                                     63,266      (0.7)%        63,715         125,651      (1.0)%      126,905
     Entertainment                                        18,676       0.2 %        18,644          39,654       3.6 %       38,269
     Other                                                                           3,597                                    8,126

Total operating revenues                              $  307,599       0.2 %    $  306,989      $  593,352       0.5 %   $  590,641

Operating income:
     Newspapers                                       $   34,106      67.9 %    $   20,309      $   62,125      71.0 %   $   36,328
     Broadcasting                                         26,161      15.9 %        22,563          41,951       6.0 %       39,571
     Cable television                                      7,379     (36.6)%        11,632          16,904     (34.1)%       25,634
     Entertainment                                       (1,045)                       912           1,000     (63.7)%        2,753
     Other                                                                              82                                    (201)
     Corporate                                           (3,359)      (9.2)%       (3,076)         (6,636)      (3.3)%      (6,426)

Total operating income                                    63,242      20.6 %        52,422         115,344      18.1 %       97,659
Interest expense                                         (4,613)                   (7,148)         (9,272)                 (15,059)
Gain on sale of subsidiary companies and copyrights       31,621                     1,774          31,621                   22,436
Miscellaneous, net                                         (374)                   (1,431)           (252)                    1,941
Income taxes                                            (39,174)                  (20,975)        (59,526)                 (47,657)
Minority interest                                        (2,878)                   (2,555)         (4,994)                  (4,635)

Net income                                            $   47,824     116.5 %    $   22,087      $   72,921      33.3 %   $   54,685


Net income per share of common stock                        $.64     113.3 %          $.30            $.98      34.2 %         $.73

Weighted average shares outstanding                       74,776       0.2 %        74,627          74,769       0.2 %       74,620

Effective income tax rate                                 43.6 %                    46.0 %          43.3 %                   44.5 %




For comparison purposes certain 1993 operating revenues, operating expenses, and equity in income of certain joint ventures (see below) have been reclassified to conform with 1994 classifications.

Previously reported 1993 segment information has been restated to conform with 1994 segment classifications. The Entertainment segment includes United Media licensing and syndication (previously included in the Publishing segment), Scripps Howard Productions (a producer of television programming), The Home & Garden Television Network (a 24-hour cable television channel scheduled for launch in late 1994), and the Company's equity interest in The Food Network and SportSouth cable television networks (previously reported in Miscellaneous, net). On March 31, 1994 the Company completed the acquisition of Cinetel Productions (an independent producer of programs for cable television). Cinetel operating results from the date of acquisition are included in the Entertainment segment.

The Other segment includes book publishing operations which were sold in 1993 (see (ii) below).

The following items affected the comparability of the Company's reported results of operations:

 (i) The Company sold its worldwide Garfield and U.S. Acres copyrights in the second quarter of 1994. The sale resulted in a gain of $31,600,000, $17,400,000 after-tax, $.23 per share, in the three- and six-month periods ended June 30, 1994. See Note 3 to the Consolidated Financial Statements.

(ii) The Company sold its book publishing operations and a newspaper in the first six months of 1993. In subsequent quarters a newspaper, a television station, and radio stations in three markets were sold. The aforementioned businesses, and any related gains on the sales of the businesses, are hereinafter referred to as the "Divested Operations." See Note 2B to the Consolidated Financial Statements.

   The following items related to Divested Operations affected the comparability of the Company's reported results of operations:



          ( in thousands, except per share data )                           Quarterly Period                            Year-to-Date
                                                                                 1993                                       1993
          Operating revenues                                                  $    16,300                              $    31,800
          Operating income                                                          2,300                                    3,300
          Gain recognized (before income
               taxes and minortiy interests)                                        1,774                                   22,436
          Gain recognized (after income
               taxes and minority interests)                                          300                                   12,400
          Gain recognized per share
               (after income taxes and
               minority interests)                                                    .00                                      .17



(iii) The Company realized a gain of $1,100,000 on the sale of certain equipment ("Gain on Equipment") in the second quarter of 1993. The gain increased second quarter and year-to-date net income $700,000, $.01 per share. See Note 3 to the Consolidated Financial Statements.

(iv) In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers was resolved ("ASCAP Adjustment"). The adjustment increased broadcasting operating income $4,300,000 and net income $2,300,000, $.03 per share. See
        Note 3 to the Consolidated Financial Statements.

(v) In the first quarter of 1993 the Company's agreement to guarantee up to $53,000,000 of the Ogden, Utah, Standard Examiner's debt expired with a change in ownership of the Standard Examiner. The Company received a $2,500,000 fee in connection with the transaction ("Ogden Fee"). The fee increased net income $1,600,000, $.02 per share. See Note 3 to the Consolidated Financial Statements.

The items above are excluded from the consolidated and segment operating results presented in the following pages of this Management's Discussion and Analysis. Management believes they are not relevant to understanding the Company's ongoing operations.

Net income per share was as follows:



                                                                 Quarterly Period                            Year-to-Date
                                                          1994       Change           1993            1994      Change         1993
Adjusted net income per share
     (excluding gains and unusual items)                   $ .41      46.4 %         $ .28           $ .74      48.0 %        $ .50




Year-to-date interest expense decreased $5,800,000 as average long-term debt in 1994 was $212,000,000 less than in 1993.

Miscellaneous includes the Ogden Fee described in (v) above.

RESULTS OF OPERATIONS

CONSOLIDATED - Operating results, excluding the Divested Operations, Gain on Equipment and ASCAP Adjustment, were as follows:


( in thousands )                                               Quarterly Period                             Year-to-Date
                                                          1994      Change          1993            1994       Change        1993
Operating revenues:
     Newspapers                                       $  151,765       8.9 %    $  139,329      $  293,802       8.9 %   $  269,722
     Broadcast television                                 73,892       7.0 %        69,033         134,245       8.3 %      123,959
     Cable television                                     63,266      (0.7)%        63,715         125,651      (1.0)%      126,905
     Entertainment                                        18,676       0.2 %        18,644          39,654       3.6 %       38,269

Total operating revenues                              $  307,599       5.8 %    $  290,721      $  593,352       6.2 %   $  558,855

Operating income:
     Newspapers                                       $   34,106      73.4 %    $   19,669      $   62,125      72.5 %   $   36,017
     Broadcast television                                 26,161      31.9 %        19,836          41,951      35.2 %       31,030
     Cable television                                      7,379     (36.6)%        11,632          16,904     (34.1)%       25,634
     Entertainment                                       (1,045)                       912           1,000     (63.7)%        2,753
     Corporate                                           (3,359)      (9.2)%       (3,076)         (6,636)      (3.3)%      (6,426)

Total operating income                                $   63,242      29.1 %    $   48,973      $  115,344      29.6 %   $   89,008

Other Financial and Statistical Data:

Total advertising revenues                            $  185,339       9.4 %    $  169,488      $  348,596       9.8 %   $  317,411

Advertising revenues as a
     percentage of total revenues                         60.3 %                    58.3 %          58.8 %                   56.8 %

Total capital expenditures                            $   18,664     (32.0)%    $   27,461      $   39,096     (25.8)%   $   52,695




SEGMENTS - Operating results, excluding the Divested Operations, Gain on Equipment, and the ASCAP Adjustment, for each of the Company's business segments are presented on the following pages.

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

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Divested Operations and Gain on Equipment, were as follows:




( in thousands, except newsprint information )                    Quarterly Period                           Year-to-Date
                                                          1994       Change         1993            1994        Change       1993
Operating revenues:
     Local                                            $   46,611       5.7 %    $   44,090      $   91,880       6.9 %   $   85,934
     Classified                                           42,652      15.7 %        36,878          80,040      13.7 %       70,396
     National                                              4,098      20.6 %         3,397           8,094      30.5 %        6,200
     Preprint                                             15,387      11.3 %        13,821          29,478      10.1 %       26,782

     Newspaper advertising                               108,748      10.8 %        98,186         209,492      10.7 %      189,312
     Circulation                                          29,189       2.3 %        28,536          58,745       2.5 %       57,322
     Joint operating agency distributions                 11,680      13.2 %        10,320          21,446      14.8 %       18,681
     Other                                                 2,148      (6.1)%         2,287           4,119      (6.5)%        4,407

Total operating revenues                                 151,765       8.9 %       139,329         293,802       8.9 %      269,722

Operating expenses:
     Employee compensation and benefits                   55,537      (1.0)%        56,082         110,108      (0.3)%      110,450
     Newsprint and ink                                    22,131      (2.1)%        22,611          42,788      (0.7)%       43,091
     Other                                                31,067      (2.5)%        31,848          60,949      (1.2)%       61,703
     Depreciation and amortization                         8,924      (2.1)%         9,119          17,832      (3.4)%       18,461

Total operating expenses                                 117,659      (1.7)%       119,660         231,677      (0.9)%      233,705

Operating income                                      $   34,106      73.4 %    $   19,669      $   62,125      72.5 %   $   36,017

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                      $   43,030      49.5 %    $   28,788      $   79,957      46.8 %   $   54,478

Percent of operating revenues:
    Operating income                                      22.5 %                    14.1 %          21.1 %                   13.4 %
    EBITDA                                                28.4 %                    20.7 %          27.2 %                   20.2 %

Capital expenditures                                  $    4,187     (43.8)%    $    7,450      $   10,259     (25.9)%   $   13,849

Advertising inches:
     Local                                                 1,960       0.6 %         1,949           3,931       1.7 %        3,864
     Classified                                            3,055       6.9 %         2,859           5,743       6.4 %        5,399
     National                                                104       4.0 %           100             205      12.6 %          182

     Total full run ROP                                    5,119       4.3 %         4,908           9,879       4.6 %        9,445

Newsprint information:
     Consumption (in tonnes)                              49,770       3.9 %        47,891          96,993       4.2 %       93,049

     Weighted average price per tonne                      $ 425      (6.1)%         $ 453           $ 422      (5.2)%        $ 445



Demand for local advertising continued to improve in the first half of 1994 and strong growth in classified continues with the economic recovery. Advertising revenues increased for all of the Company's daily newspapers. Newsprint suppliers have announced price increases which would result in a fourth quarter 1994 weighted average price per tonne approximately 15% higher than the weighted average price in the fourth quarter of 1993.

BROADCAST TELEVISION - Operating results for the broadcast television segment, excluding the Divested Operations and ASCAP Adjustment, were as follows:



( in thousands )                                                  Quarterly Period                           Year-to-Date
                                                          1994        Change         1993            1994       Change         1993
Operating revenues:
     Local                                            $   38,030       8.6 %    $   35,029      $   70,517       9.4 %   $   64,446
     National                                             32,507       2.5 %        31,712          57,832       5.4 %       54,894
     Political                                             1,239                        33           1,601                      209
     Other                                                 2,116      (6.3)%         2,259           4,295      (2.6)%        4,410

Total operating revenues                                  73,892       7.0 %        69,033         134,245       8.3 %      123,959

Operating expenses:
     Employee compensation and benefits                   18,545       5.3 %        17,613          36,483       5.1 %       34,712
     Program costs                                        13,059     (11.5)%        14,761          25,085      (6.3)%       26,777
     Other                                                10,974      (5.0)%        11,556          20,543      (2.6)%       21,087
     Depreciation and amortization                         5,153      (2.2)%         5,267          10,183      (1.6)%       10,353

Total operating expenses                                  47,731      (3.0)%        49,197          92,294      (0.7)%       92,929

Operating income                                      $   26,161      31.9 %    $   19,836      $   41,951      35.2 %   $   31,030

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                      $   31,314      24.7 %    $   25,103      $   52,134      26.0 %   $   41,383

Percent of operating revenues:
    Operating income                                      35.4 %                    28.7 %          31.2 %                   25.0 %
    EBITDA                                                42.4 %                    36.4 %          38.8 %                   33.4 %

Capital expenditures                                  $    3,185      60.9 %    $    1,979      $    5,877      11.9 %   $    5,254



Improved demand for advertising time led to the increase in revenues and EBITDA. EBITDA improved sharply at the Company's Baltimore television station following termination of an agreement to broadcast Oriole baseball games. The loss of baseball advertising revenue was more than offset by the switch to lower-cost programming. Excluding the Baltimore station, revenues increased 12 percent.

The Company has entered into 10-year affiliation agreements with the ABC television network in five of the Company's television markets. The agreements with ABC extend existing affiliation agreements in the Detroit and Cleveland markets, and will replace the current NBC affiliation in Baltimore and Fox affiliations in Phoenix and Tampa. The Company has reached agreements to affiliate its Kansas City television station with NBC and to extend its existing NBC affiliations in Tulsa and West Palm Beach. The Company had previously been notified of Fox's plans to move its programming to other stations in the Kansas City, Phoenix, and Tampa markets.

CABLE TELEVISION - Operating results for the cable television segment were as follows:



( in thousands, except per subscriber information )              Quarterly Period                            Year-to-Date
                                                          1994       Change         1993            1994        Change       1993
Operating revenues:
     Basic services                                   $   41,315      (6.3)%    $   44,094      $   82,352      (6.2)%   $   87,791
     Premium programming services                         12,189       6.6 %        11,437          24,186       6.2 %       22,769
     Other monthly service                                 4,257      24.1 %         3,429           8,471      23.8 %        6,845
     Advertising                                           2,699      19.0 %         2,269           4,859      17.4 %        4,140
     Installation and miscellaneous                        2,806      12.9 %         2,486           5,783       7.9 %        5,360

Total operating revenues                                  63,266      (0.7)%        63,715         125,651      (1.0)%      126,905

Operating expenses:
     Employee compensation and benefits                   10,272       4.2 %         9,856          20,821       7.1 %       19,433
     Program costs                                        15,253      11.7 %        13,652          30,192      10.9 %       27,216
     Other                                                14,605      12.1 %        13,024          27,235       8.7 %       25,047
     Depreciation and amortization                        15,757       1.3 %        15,551          30,499       3.1 %       29,575

Total operating expenses                                  55,887       7.3 %        52,083         108,747       7.4 %      101,271

Operating income                                      $    7,379     (36.6)%    $   11,632      $   16,904     (34.1)%   $   25,634

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                      $   23,136     (14.9)%    $   27,183      $   47,403     (14.1)%   $   55,209

Percent of operating revenues:
    Operating income                                      11.7 %                    18.3 %          13.5 %                   20.2 %
    EBITDA                                                36.6 %                    42.7 %          37.7 %                   43.5 %

Capital expenditures                                  $   10,650     (40.8)%    $   17,978      $   22,171     (30.7)%   $   31,998

Average number of basic subscribers                        712.9       4.8 %         680.4           709.1       4.6 %        678.0

Average monthly revenue
     per basic subscriber                                $ 29.58      (5.2)%       $ 31.21         $ 29.53      (5.4)%      $ 31.20

Homes passed at end of period                                                                      1,156.3       1.8 %      1,136.3

Basic subscribers at end of period                                                                   715.7       5.1 %        681.0

Penetration rate                                                                                    61.9 %                   59.9 %



Re-regulation of the cable television industry significantly affected the Company's cable television operations. New rules which became effective in July 1994 are expected to reduce rates slightly in the third quarter.

Other operating expenses includes a $1,500,000 charge for special rebates to the Company's Sacramento system customers and related legal costs. The rebate was awarded by a federal court in connection with litigation concerning the system's pricing policies in the late 1980s.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:



( in thousands )                                                Quarterly Period                             Year-to-Date
                                                          1994       Change           1993            1994      Change         1993
Operating revenues:
     Licensing                                        $   11,596     (13.6)%    $   13,422      $   27,404      (0.1)%   $   27,441
     Syndication                                           4,591      (2.8)%         4,725           9,305      (2.2)%        9,516
     Film and television production                        2,489                       497           2,945     124.5 %        1,312
     Other

Total operating revenues                                  18,676       0.2 %        18,644          39,654       3.6 %       38,269

Operating expenses:
     Employee compensation and benefits                    3,944      12.9 %         3,493           7,149       2.1 %        7,005
     Artists' royalties                                    8,080     (11.7)%         9,154          18,721       1.1 %       18,512
     Film and television production costs                    645     190.5 %           222             904      18.9 %          760
     Other                                                 6,370      37.7 %         4,627          11,001      25.2 %        8,784
     Depreciation and amortization                           682     189.0 %           236             879      93.2 %          455

Total operating expenses                                  19,721      11.2 %        17,732          38,654       8.8 %       35,516

Operating income                                      $  (1,045)                $      912      $    1,000     (63.7)%   $    2,753

Other Financial and Statistical Data:

Earnings before interest,
     income taxes, depreciation,
     and amortization ("EBITDA")                      $    (363)    (131.6)%    $    1,148      $    1,879     (41.4)%   $    3,208

Percent of operating revenues:
    Operating income                                      (5.6)%                     4.9 %           2.5 %                    7.2 %
    EBITDA                                                (1.9)%                     6.2 %           4.7 %                    8.4 %

Capital expenditures                                  $      471                $       54      $      502               $      382



The Company acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations are included in the Entertainment segment from the date of acquisition.

The Company completed the sale of its Garfield and U.S. Acres copyrights in the second quarter, contributing to the decrease in licensing and syndication revenues and EBITDA. The change in the exchange rate for the Japanese yen increased licensing revenues $900,000 in the year-to-date period.

Start-up costs for The Home & Garden Television Network ("HGTV"), a 24-hour cable channel scheduled for launch in late 1994, totaled
$1,500,000 in the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $121,700,000 in 1994 compared to $91,200,000 in 1993.

Cash flow from operating activities and from the sale of copyrights totaled $155,000,000 in 1994 and was used primarily for capital expenditures of $39,100,000, acquisitions and investments of $19,100,000, debt reduction of $85,400,000, and dividend payments of $18,200,000. The debt to total capitalization ratio at June 30 was .15 in 1994 and .34 in 1993.

Consolidated capital expenditures for the remainder of 1994 are expected to total approximately $45,000,000, including HGTV. Current maturities of long-term debt at June 30, 1994 total $11,000,000. The Company expects to finance its capital requirements and start-up costs for HGTV primarily through cash flow from operations.


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