Form 10-Q
period 1994-09-30
SCRIPPS E W CO /DE
filed 1994-11-07
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1994

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of
October 15, 1994 the registrant had outstanding 59,620,618 shares of Class A Common stock and 20,174,833 shares of Common Voting stock.

                   INDEX TO THE E.W. SCRIPPS COMPANY

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994



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



                          Reports on Form 8-K

A report on Form 8-K as of September 15, 1994 was filed upon completion of the acquisition of the remaining minority interest in Scripps Howard Broadcasting Company.





                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE E.W. SCRIPPS COMPANY




Dated:      November 7, 1994     BY:/s/ Daniel J. Castellini
                                 D. J. Castellini
                                 Senior Vice President, Finance & Administration

                       THE E.W. SCRIPPS COMPANY


                    Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Stockholders' Equity                F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-11

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                    As of
                                                                             September 30,        December 31,     September 30,
                                                                                  1994               1993               1993
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $      12,705    $       18,606    $      12,047
   Accounts and notes receivable (less
      allowances - $5,741, $6,995, $6,874)                                         136,726           150,671          137,689
   Program rights and production costs                                              51,899            42,823           50,167
   Inventories                                                                      25,110            23,748           24,537
   Deferred income taxes                                                            19,650            18,097           11,589
   Miscellaneous                                                                    26,892            19,050           24,695
   Total current assets                                                            272,982           272,995          260,724

Investments                                                                         51,164            79,870           35,383

Property, Plant, and Equipment                                                     710,658           712,726          728,988

Goodwill and Other Intangible Assets                                               637,046           552,989          577,063

Other Assets:
   Program rights and production costs (less current portion)                       38,118            43,257           52,683
   Miscellaneous                                                                    20,308            21,228           18,741
Total other assets                                                                  58,426            64,485           71,424

TOTAL ASSETS                                                                 $   1,730,276    $    1,683,065    $   1,673,582

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                    As of
                                                                                September 30,      December 31,       September 30,
                                                                                    1994               1993               1993
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $      26,884    $       96,383    $     217,400
   Accounts payable                                                                 79,312            79,334           91,297
   Customer deposits and unearned revenue                                           18,277            17,480           17,111
   Accrued liabilities:
      Employee compensation and benefits                                            31,578            31,599           30,552
      Artist and author royalties                                                    9,723            10,985           11,195
      Copyright and programming costs                                                6,780             6,986            7,370
      Interest                                                                       2,182             2,834            3,176
      Income taxes                                                                   2,339             7,763              903
      Miscellaneous                                                                 38,744            41,859           37,269
   Total current liabilities                                                       215,819           295,223          416,273

Deferred Income Taxes                                                              178,708           175,308          127,875

Long-Term Debt (less current portion)                                              110,358           151,535          159,882

Other Long-Term Obligations and Minority Interests                                 151,706           201,364          191,367

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares;
      none outstanding
   Common stock, $.01 par:
      Class A - authorized:  120,000,000 shares;  issued and
         outstanding:  59,620,618, 54,586,495,
         and 54,471,733 shares                                                         596               546              545
      Voting - authorized:  30,000,000 shares; issued and
         outstanding:  20,174,833 shares                                               202               202              202
   Total                                                                               798               748              747
   Additional paid-in capital                                                      246,656            97,945           94,943
   Retained earnings                                                               808,325           733,978          682,265
   Unrealized gains on securities available for sale                                18,205            27,381
   Unvested restricted stock awards                                                (1,195)           (1,009)            (489)
   Foreign currency translation adjustment                                             896               592              719

   Total stockholders' equity                                                    1,073,685           859,635          778,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   1,730,276    $    1,683,065    $   1,673,582

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except share data )                                           Three                               Nine
                                                                              months                             months
                                                                              ended                               ended
                                                                            September                           September
                                                                               30,                                 30,
                                                                     1994               1993           1994                 1993
Operating Revenues:
   Advertising                                                   $  105,809         $   96,915    $     315,301         $  291,468
   Circulation                                                       28,853             28,332           87,598             87,494
   Other newspaper revenue                                           12,483             12,167           38,048             36,547
   Total newspapers                                                 147,145            137,414          440,947            415,509
   Broadcasting                                                      68,200             67,178          202,445            206,424
   Cable television                                                  63,944             62,624          189,595            189,529
   Entertainment                                                     16,689             24,964           56,343             63,233
   Other                                                                                                                     8,126
   Total operating revenues                                         295,978            292,180          889,330            882,821

Operating Expenses:
   Employee compensation and benefits                                87,550             93,461          265,855            280,291
   Program rights and production costs                               28,047             35,140           84,228             91,019
   Newsprint and ink                                                 23,586             22,176           66,374             66,780
   Other operating expenses                                          74,676             73,483          215,725            219,479
   Depreciation                                                      20,870             22,533           65,436             65,425
   Amortization of intangible assets                                  7,443              8,039           22,562             24,820
   Total operating expenses                                         242,172            254,832          720,180            747,814

Operating Income                                                     53,806             37,348          169,150            135,007

Other Credits (Charges):
   Interest expense                                                 (3,919)            (6,119)         (13,191)           (21,178)
   Net gains and unusual items                                        (734)            (2,922)           30,887             22,014
   Miscellaneous, net                                                   539              (863)              287            (1,422)
   Net other credits (charges)                                      (4,114)            (9,904)           17,983              (586)

Income Before Income Taxes and Minority Interests                    49,692             27,444          187,133            134,421
Provision for Income Taxes                                           21,358             11,521           80,884             59,178

Income Before Minority Interests                                     28,334             15,923          106,249             75,243
Minority Interests                                                    2,229              1,856            7,223              6,491

Net Income                                                       $   26,105         $   14,067    $      99,026         $   68,752

Per Share of Common Stock:
   Net income                                                         $0.35              $0.19            $1.32              $0.92

   Dividends declared                                                 $0.11              $0.11            $0.33              $0.33

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )                                                                                                  Nine
                                                                                                                 months
                                                                                                                  ended
                                                                                                                September
                                                                                                                   30,
                                                                                                       1994                 1993
Cash Flows from Operating Activities:
Net income                                                                                        $      99,026         $   68,752
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                      87,998             90,245
      Deferred income taxes                                                                               6,788             11,042
      Minority interests in income of subsidiary companies                                                7,223              6,491
      Net gains and unusual items                                                                      (31,407)           (19,514)
      Changes in certain working capital accounts, net of effects
         from subsidiary companies purchased and sold                                                  (10,337)              (312)
      Miscellaneous, net                                                                                  7,805                246
Net operating activities                                                                                167,096            156,950

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                            (57,904)           (80,715)
Purchase of subsidiary companies and investments                                                       (27,968)           (36,725)
Sale of subsidiary companies, investments, and copyrights                                                47,591             41,177
Miscellaneous, net                                                                                        3,417              3,945
Net investing activities                                                                               (34,864)           (72,318)

Cash Flows from Financing Activities:
Payments on long-term debt                                                                            (111,038)           (64,685)
Dividends paid                                                                                         (24,679)           (24,626)
Dividends paid to minority interests                                                                    (2,655)            (2,666)
Miscellaneous, net                                                                                          239                416
Net financing activities                                                                              (138,133)           (91,561)

Increase (Decrease) in Cash and Cash Equivalents                                                        (5,901)            (6,929)

Cash and Cash Equivalents:
Beginning of year                                                                                        18,606             18,976

End of period                                                                                     $      12,705         $   12,047


Supplemental Cash Flow Disclosures:
   Acquisition of remaining minority interest in Scripps Howard Broadcasting
         Company in exchange for 4,952,659 shares of Class A Common stock                         $     146,723
   Interest paid, excluding amounts capitalized                                                          13,592         $   26,524
   Income taxes paid                                                                                     82,251             58,597
   Increase in program rights and related liabilities                                                    32,746             51,366

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )
                                                                                         Unrealized
                                                                                          Gains on        Unvested         Foreign
                                                            Additional                   Securities      Restricted        Currency
                                                 Common      Paid-in        Retained      Available        Stock         Translation
                                                 Stock       Capital        Earnings      for Sale         Awards         Adjustment
Balances at December 31, 1992                  $   746    $    94,366    $   638,139                   $      (516)    $         369

Net income                                                                    68,752
Dividends:  declared
     and paid - $.33 per share                                              (24,626)
Class A Common shares issued pursuant to
    compensation plans, net:
    49,025 shares issued,
    19,353 shares repurchased                        1            577                                         (211)
Amortization of restricted stock awards                                                                         238
Foreign currency translation adjustment                                                                                          350

Balances at September 30, 1993                 $   747    $    94,943    $   682,265                   $      (489)    $         719

Balances at December 31, 1993                  $   748    $    97,945    $   733,978   $      27,381   $    (1,009)    $         592

Net income                                                                    99,026
Dividends:  declared and
     paid - $.33 per share                                                  (24,679)
Acquisition of minority interest in
     Scripps Howard Broadcasting Company
     in exchange for 4,952,659 shares of
     Class A Common stock                           49        146,674
Class A Common shares issued pursuant to
    compensation plans, net:
    88,525 shares issued,
    2,810 shares forfeited, and
    4,251 shares repurchased                         1          1,839                                         (517)
Tax benefits on compensation plans                                198
Amortization of restricted stock awards                                                                         331
Foreign currency translation adjustment                                                                                          304
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of $4,941                                                      (9,176)

Balances at September 30, 1994                 $   798    $   246,656    $   808,325 $        18,205   $    (1,195)    $         896

See notes to consolidated financial
statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Results of operations for the three- and nine-month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1994.

    Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding.
    The weighted average common shares outstanding were as follows:



( in thousands )                                                                Three                          Nine
                                                                               months                         months
                                                                                ended                          ended
                                                                              September                      September
                                                                                 30,                            30,
                                                                       1994             1993          1994               1993
Weighted average shares outstanding                                    75,638           74,639        75,059             74,626





    The sum of the quarterly net income per share amounts may not equal the reported year-to-date amounts because each is computed independently based upon the weighted average number of shares outstanding for that period.

    Reclassification - For comparison purposes certain 1993 items have been reclassified to conform with 1994 classifications.


2.  ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

    1994 - In September the Company acquired the 14% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Class A Common stock.

    The Company acquired Cinetel Productions (an independent producer of programs for cable television).

    1993 - The Company acquired the 2.7% minority interest in the Knoxville News-Sentinel Company for $2,800,000. The Company purchased 589,000 shares of SHB common stock for $28,900,000.
    The Company also purchased a cable television system.

    The following table presents additional information about the acquisitions:



          ( in thousands )                                                                                  Nine months
                                                                                                                ended
                                                                                                            September 30,
                                                                                                     1994                    1993
          Goodwill and other intangible assets acquired                                          $   105,701              $   19,553
          Other assets acquired                                                                       14,683                      58
          Reduction in minority interests                                                             45,468                  12,287

          Total                                                                                      165,852                  31,898
          Class A Common stock issued                                                              (146,723)
          Liabilities assumed                                                                          (899)

          Cash paid                                                                              $    18,230              $   31,898




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

B.  Divestitures

    1993 - The Company sold its book publishing operations and a newspaper in the first nine months of 1993. In the subsequent quarter a newspaper, a television station, and radio stations in three markets were sold.

    The following table presents additional information about the divestitures which occurred in the nine-month period ended
    September 30:




        ( in thousands )                                                                         Nine
                                                                                                months
                                                                                                ended
                                                                                             September 30,
                                                                                                 1993
        Cash received                                                                          $ 41,177
        Net assets disposed                                                                      21,663

        Gain recognized, before income taxes                                                   $ 19,514



    Included in the consolidated financial statements are the following results of divested operations (excluding gains on sale):




          ( in thousands )                                                             Three                             Nine
                                                                                       months                            months
                                                                                       ended                             ended
                                                                                   September 30,                      September 30,
                                                                                        1993                              1993
          Operating revenues                                                         $  11,700                         $   43,500
          Operating income                                                               2,500                              5,800


3.  UNUSUAL ITEMS

    1994 - In the second quarter the Company sold its worldwide
    Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after tax, $.23 per share.

    1993 - The Company's third quarter operating results include adjustments to certain previously reported gains on divestitures (see Note 2B) to reflect changes in accounting estimates, including the change in the federal income tax rate. The adjustments reduced pre-tax income $2,900,000, $1,900,000 after tax, $.03 per share. Year-to-date operating results include net pre-tax gains of $19,500,000, $10,500,000 after tax, $.14 per share.

    Management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased first quarter and year-to-date operating income $4,300,000 and net income $2,300,000, $.03 per share.




4.  LONG-TERM DEBT

    Long-term debt consisted of the following:



( in thousands )                                                                                    As of
                                                                                September 30,    December 31,     September 30,
                                                                                   1994             1993             1993
Variable Rate Credit Facilities                                              $      18,500    $       88,000    $     189,000
7.375% notes, due in 1998                                                           61,125            99,264           99,227
9.0% notes, due in 1996                                                             47,000            50,000           50,000
8.5% notes, payable through 1994                                                     8,334             8,334           36,667
Other notes                                                                          2,283             2,320            2,388

Total long-term debt                                                               137,242           247,918          377,282
Current portion of long-term debt                                                   26,884            96,383          217,400

Long-term debt (less current portion)                                        $     110,358    $      151,535    $     159,882


Weighted average interest rate on Variable Rate
     Credit Facilities at balance sheet date                                          5.5%              3.4%             3.3%




    The Company has a Competitive Advance/Revolving Credit Agreement which expires in September 1995 and permits maximum borrowings up to $50,000,000, and additional lines of credit totaling $20,000,000 which expire at various dates through June 1995 (collectively "Variable Rate Credit Facilities"). Maximum borrowings under the Variable Rate Credit Facilities are changed as the Company's anticipated needs change and are not indicative of the Company's short-term borrowing capacity. The Variable Rate Credit Facilities may be extended upon mutual agreement.

    Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness.

5.  INVESTMENTS

    Investments consisted of the following:



( in thousands, except share data )                                                                 As of
                                                                                September 30,   December 31,      September 30,
                                                                                   1994             1993               1993
Securities available for sale: *
     Pittsburgh Post-Gazette preferred stock,
          $25 million face value, 8% cumulative dividend                                      $       14,000    $      14,000
    Turner Broadcasting:
         Class B common stock (589,165 shares)                               $      11,783            15,907            7,985
         Class C preferred stock (convertible into
              1,309,092 shares of Class B common stock)                             26,182            35,345            3,285
     Other                                                                           2,485             4,043            1,899

Total securities available for sale                                                 40,450            69,295           27,169
Investments accounted for under the equity method                                   10,714            10,575            8,214

Total investments                                                            $      51,164    $       79,870    $      35,383

Unrealized gains on securities available for sale                            $      28,008    $       42,125    $      39,920

  *   Effective December 31, 1993 the Company adopted FAS No. 115. Investments classified as available for sale are carried at market value at September 30, 1994 and December 31, 1993.  At September 30, 1993 such securities were carried at the lower of cost or market.  There were no unrealized losses at September 30, 1994, December 31, 1993, or September 30, 1993.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of operations were as follows:





( in thousands, except per share data )                           Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1994     Change           1993            1994      Change         1993
Operating revenues:
     Newspapers                                       $  147,145       7.1 %    $  137,414      $  440,947       6.1 %   $  415,509
     Broadcasting                                         68,200       1.5 %        67,178         202,445      (1.9)%      206,424
     Cable television                                     63,944       2.1 %        62,624         189,595       0.0 %      189,529
     Entertainment                                        16,689     (33.1)%        24,964          56,343     (10.9)%       63,233
     Other                                                                                                                    8,126

Total operating revenues                              $  295,978       1.3 %    $  292,180      $  889,330       0.7 %   $  882,821

Operating income:
     Newspapers                                       $   28,587      98.3 %    $   14,413      $   90,712      78.8 %   $   50,741
     Broadcasting                                         20,504      36.0 %        15,074          62,455      14.3 %       54,645
     Cable television                                     10,510       8.5 %         9,684          27,414     (22.4)%       35,318
     Entertainment                                       (1,752)                     1,046           (752)    (119.8)%        3,799
     Other                                                                                                                    (201)
     Corporate                                           (4,043)     (40.9)%       (2,869)        (10,679)     (14.9)%      (9,295)

Total operating income                                    53,806      44.1 %        37,348         169,150      25.3 %      135,007
Interest expense                                         (3,919)                   (6,119)        (13,191)                 (21,178)
Net gains and unusual items                                (734)                   (2,922)          30,887                   22,014
Miscellaneous, net                                           539                     (863)             287                  (1,422)
Income taxes                                            (21,358)                  (11,521)        (80,884)                 (59,178)
Minority interest                                        (2,229)                   (1,856)         (7,223)                  (6,491)

Net income                                            $   26,105      85.6 %    $   14,067      $   99,026      44.0 %   $   68,752


Net income per share of common stock                        $.35      84.2 %          $.19           $1.32      43.5 %         $.92

Weighted average shares outstanding                       75,638       1.3 %        74,639          75,059       0.6 %       74,626

Effective income tax rate                                 43.0 %                    42.0 %          43.2 %                   44.0 %




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

In the third quarter of 1994 the Company acquired the 14% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Class A Common stock.

The Other segment includes book publishing operations which were sold in 1993 (see (ii) below).

The following items affected the comparability of the Company's reported results of operations:

  (i) The Company sold its worldwide Garfield and U.S. Acres copyrights in the second quarter of 1994. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after-tax, $.23 per share.  See Note 3 to the Consolidated Financial
        Statements.

 (ii) The Company sold its book publishing operations and a newspaper in the first nine months of 1993. In the third quarter of 1993 certain previously reported gains were adjusted to reflect changes in accounting estimates, including the change in the federal income tax rate. In the subsequent quarter a newspaper, a television station, and radio stations in three markets were sold. The aforementioned businesses, and any related gains on the sales of the businesses, are hereinafter referred to as the "Divested Operations." See Note 2B to the Consolidated Financial Statements.

        The following items related to Divested Operations affected the comparability of the Company's reported results of operations:



          ( in thousands, except per share data )                            Quarterly Period                          Year-to-Date
                                                                                 1993                                      1993
          Operating revenues                                                  $    11,700                              $    43,500
          Operating income                                                          2,500                                    5,800
          Gains recognized (before income
               taxes and minority interests)                                      (2,900)                                   19,500
          Gains recognized (after income
               taxes and minority interests)                                      (1,900)                                   10,500
          Gains recognized per share
               (after income taxes and
               minority interests)                                                  (.03)                                      .14



 (iii) In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers was resolved ("ASCAP Adjustment"). The adjustment increased broadcasting operating income $4,300,000 and net income $2,300,000, $.03 per share. See Note 3 to the Consolidated Financial Statements.

 The items above are excluded from the consolidated and segment operating results presented in the following pages of this Management's Discussion and Analysis. Management believes they are not relevant to understanding the Company's ongoing operations.

 Net income per share, excluding net gains and unusual items, was as follows:



                                                    Quarterly                         Year-to-
                                                     Period                             Date
                                              1994   Change       1993         1994    Change       1993
Adjusted net income per share
  (excluding net gains and unusual items)     $ .35    84.2 %      $ .19       $ 1.09   58.0 %      $ .69



Year-to-date interest expense decreased $8,000,000 as average long-term debt in 1994 was $219,000,000 less than in 1993.

RESULTS OF OPERATIONS

CONSOLIDATED - Operating results, excluding the Divested Operations and ASCAP Adjustment, were as follows:


( in thousands )                                              Quarterly Period                             Year-to-Date
                                                          1994     Change           1993            1994      Change         1993
Operating revenues:
     Newspapers                                       $  147,145      10.2 %    $  133,584      $  440,947       9.3 %   $  403,306
     Broadcast television                                 68,200      15.0 %        59,321         202,445      10.5 %      183,280
     Cable television                                     63,944       2.1 %        62,624         189,595       0.0 %      189,529
     Entertainment                                        16,689     (33.1)%        24,964          56,343     (10.9)%       63,233

Total operating revenues                              $  295,978       5.5 %    $  280,493      $  889,330       6.0 %   $  839,348

Operating income:
     Newspapers                                       $   28,587      98.5 %    $   14,398      $   90,712      79.9 %   $   50,415
     Broadcast television                                 20,504      63.4 %        12,552          62,455      43.3 %       43,582
     Cable television                                     10,510       8.5 %         9,684          27,414     (22.4)%       35,318
     Entertainment                                       (1,752)                     1,046           (752)    (119.8)%        3,799
     Corporate                                           (4,043)     (40.9)%       (2,869)        (10,679)     (14.9)%      (9,295)

Total operating income                                $   53,806      54.6 %    $   34,811      $  169,150      36.6 %   $  123,819

Other Financial and Statistical Data:

Total advertising revenues                            $  177,075      13.5 %    $  155,995      $  525,671      11.0 %   $  473,406

Advertising revenues as a
     percentage of total revenues                         59.8 %                    55.6 %          59.1 %                   56.4 %

Total capital expenditures                            $   18,808     (31.4)%    $   27,406      $   57,904     (27.7)%   $   80,101




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

NEWSPAPERS - Operating results for the newspaper segment, excluding the Divested Operations, were as follows:






( in thousands, except newsprint information )                    Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1994     Change           1993            1994      Change         1993
Operating revenues:
     Local                                            $   44,277       7.8 %    $   41,085      $  136,157       7.2 %   $  127,019
     Classified                                           43,212      14.7 %        37,660         123,252      14.1 %      108,056
     National                                              3,590      29.9 %         2,764          11,684      30.3 %        8,964
     Preprint                                             14,730      13.0 %        13,039          44,208      11.0 %       39,821

     Newspaper advertising                               105,809      11.9 %        94,548         315,301      11.1 %      283,860
     Circulation                                          28,853       4.9 %        27,516          87,598       3.3 %       84,838
     Joint operating agency distributions                 10,618      13.6 %         9,343          32,064      14.4 %       28,024
     Other                                                 1,865     (14.3)%         2,177           5,984      (9.1)%        6,584

Total operating revenues                                 147,145      10.2 %       133,584         440,947       9.3 %      403,306

Operating expenses:
     Employee compensation and benefits                   53,614      (4.5)%        56,138         163,722      (1.7)%      166,588
     Newsprint and ink                                    23,586      10.0 %        21,446          66,374       2.8 %       64,537
     Other                                                32,534       0.5 %        32,369          93,483      (0.6)%       94,072
     Depreciation and amortization                         8,824      (4.4)%         9,233          26,656      (3.7)%       27,694

Total operating expenses                                 118,558      (0.5)%       119,186         350,235      (0.8)%      352,891

Operating income                                      $   28,587      98.5 %    $   14,398      $   90,712      79.9 %   $   50,415

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                      $   37,411      58.3 %    $   23,631      $  117,368      50.3 %   $   78,109

Percent of operating revenues:
    Operating income                                      19.4 %                    10.8 %          20.6 %                   12.5 %
    EBITDA                                                25.4 %                    17.7 %          26.6 %                   19.4 %

Capital expenditures                                  $    2,956     (65.2)%    $    8,501      $   13,215     (40.9)%   $   22,350

Advertising inches:
     Local                                                 1,849       2.7 %         1,800           5,780       2.0 %        5,664
     Classified                                            3,061       6.0 %         2,888           8,804       6.2 %        8,287
     National                                                 91       8.3 %            84             296      11.3 %          266

     Total full run ROP                                    5,001       4.8 %         4,772          14,880       4.7 %       14,217

Newsprint information:
     Consumption (in tonnes)                              50,957       6.7 %        47,744         147,950       5.1 %      140,793

     Weighted average price per tonne                      $ 445       3.2 %         $ 431           $ 430      (2.5)%        $ 441



Demand for advertising continued to improve in the first nine months of 1994. Advertising revenues increased for nearly all of the Company's daily newspapers.

The average price of newsprint in 1995 is expected to be substantially higher than 1994's average.

BROADCAST TELEVISION - Operating results for the broadcast television segment, excluding the Divested Operations and ASCAP Adjustment, were as follows:



( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1994     Change           1993            1994      Change         1993
Operating revenues:
     Local                                            $   32,607      10.3 %    $   29,562      $  103,124       9.7 %   $   94,008
     National                                             29,936       8.8 %        27,506          87,768       6.5 %       82,400
     Political                                             3,520                       214           5,121                      423
     Other                                                 2,137       4.8 %         2,039           6,432      (0.3)%        6,449

Total operating revenues                                  68,200      15.0 %        59,321         202,445      10.5 %      183,280

Operating expenses:
     Employee compensation and benefits                   18,532       7.4 %        17,263          55,015       5.8 %       51,975
     Program rights                                       12,518     (12.8)%        14,358          37,603      (8.6)%       41,135
     Other                                                11,490      15.3 %         9,967          32,033       3.2 %       31,054
     Depreciation and amortization                         5,156      (0.5)%         5,181          15,339      (1.3)%       15,534

Total operating expenses                                  47,696       2.0 %        46,769         139,990       0.2 %      139,698

Operating income                                      $   20,504      63.4 %    $   12,552      $   62,455      43.3 %   $   43,582

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                      $   25,660      44.7 %    $   17,733      $   77,794      31.6 %   $   59,116

Percent of operating revenues:
    Operating income                                      30.1 %                    21.2 %          30.9 %                   23.8 %
    EBITDA                                                37.6 %                    29.9 %          38.4 %                   32.3 %

Capital expenditures                                  $    7,063                $    1,310      $   12,940      97.1 %   $    6,564



Improved demand for advertising time led to the increase in revenues and EBITDA. EBITDA improved sharply at the Company's Baltimore television station following termination of an agreement to broadcast Oriole baseball games. The loss of baseball advertising revenue was more than offset by the switch to lower-cost programming. Excluding the Baltimore station, revenues increased 21% percent in the third quarter.

The Company has entered into 10-year affiliation agreements with the ABC television network in five of the Company's television markets. The agreements with ABC extend existing affiliation agreements in the Detroit and Cleveland markets, and will replace the current NBC affiliation in Baltimore and Fox affiliations in Phoenix and Tampa. The Baltimore, Phoenix, and Tampa agreements become effective in January 1995. The Company also reached agreement to affiliate its Kansas City television station with NBC and to extend its existing NBC affiliations in Tulsa and West Palm Beach. The Kansas City station became an NBC affiliate in September 1994. The Company had previously been notified of Fox's plans to move its programming to other stations in the Kansas City, Phoenix, and Tampa markets.

CABLE TELEVISION - Operating results for the cable television segment were as follows:



( in thousands, except per subscriber information )               Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1994     Change           1993            1994      Change         1993
Operating revenues:
     Basic services                                   $   41,378      (3.9)%    $   43,035      $  123,730      (5.4)%   $  130,826
     Premium programming services                         12,261       5.4 %        11,636          36,447       5.9 %       34,405
     Other monthly service                                 4,249      17.0 %         3,632          12,720      21.4 %       10,477
     Advertising                                           3,066      44.2 %         2,126           7,925      26.5 %        6,266
     Installation and miscellaneous                        2,990      36.2 %         2,195           8,773      16.1 %        7,555

Total operating revenues                                  63,944       2.1 %        62,624         189,595       0.0 %      189,529

Operating expenses:
     Employee compensation and benefits                    9,852      (3.2)%        10,173          30,673       3.6 %       29,606
     Program rights                                       15,337      10.0 %        13,945          45,529      10.6 %       41,161
     Other                                                14,480       6.6 %        13,588          41,715       8.0 %       38,635
     Depreciation and amortization                        13,765      (9.6)%        15,234          44,264      (1.2)%       44,809

Total operating expenses                                  53,434       0.9 %        52,940         162,181       5.2 %      154,211

Operating income                                      $   10,510       8.5 %    $    9,684      $   27,414     (22.4)%   $   35,318

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                      $   24,275      (2.6)%    $   24,918      $   71,678     (10.5)%   $   80,127

Percent of operating revenues:
    Operating income                                      16.4 %                    15.5 %          14.5 %                   18.6 %
    EBITDA                                                38.0 %                    39.8 %          37.8 %                   42.3 %

Capital expenditures                                  $    6,582     (61.3)%    $   17,012      $   28,753     (41.3)%   $   49,010

Average number of basic subscribers                        719.4       5.1 %         684.8           712.5       4.7 %        680.4

Average monthly revenue
     per basic subscriber                                $ 29.63      (2.8)%       $ 30.48         $ 29.57      (4.5)%      $ 30.95

Homes passed at end of period                                                                      1,163.0       1.6 %      1,145.0

Basic subscribers at end of period                                                                   724.1       5.0 %        689.6

Penetration rate                                                                                    62.3 %                   60.2 %



Re-regulation of the cable television industry has significantly affected the Company's cable television operations in 1994.

Year-to-date other operating expenses includes a $1,500,000 charge for special rebates to the Company's Sacramento system customers and related legal costs. The rebate was awarded by a federal court in connection with litigation concerning the system's pricing policies in the late 1980s.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:



( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1994     Change           1993            1994      Change         1993
Operating revenues:
     Licensing                                       $    10,650     (13.7)%    $   12,345      $   38,054      (4.4)%   $   39,786
     Syndication                                           4,240      (8.5)%         4,633          13,545      (4.3)%       14,149
     Film and television production                        1,799     (77.5)%         7,986           4,744     (49.0)%        9,298

Total operating revenues                                  16,689     (33.1)%        24,964          56,343     (10.9)%       63,233

Operating expenses:
     Employee compensation and benefits                    3,465      12.3 %         3,086          10,614       5.2 %       10,091
     Artists' royalties                                    7,639     (14.0)%         8,879          26,360      (3.8)%       27,391
     Production costs                                        192     (96.9)%         6,248           1,096     (84.4)%        7,008
     Other                                                 6,729      23.4 %         5,455          17,730      24.5 %       14,239
     Depreciation and amortization                           416      66.4 %           250           1,295      83.7 %          705

Total operating expenses                                  18,441     (22.9)%        23,918          57,095      (3.9)%       59,434

Operating income                                     $   (1,752)                $    1,046      $    (752)    (119.8)%   $    3,799

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                     $   (1,336)                $    1,296      $      543     (87.9)%   $    4,504

Percent of operating revenues:
    Operating income                                     (10.5)%                     4.2 %          (1.3)%                    6.0 %
    EBITDA                                                (8.0)%                     5.2 %           1.0 %                    7.1 %

Capital expenditures                                 $     2,079                $      120      $    2,581               $      502



The Company acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations are included in the Entertainment segment from the date of acquisition.

The Company completed the sale of its Garfield and U.S. Acres copyrights in the second quarter, resulting in the decrease in licensing and syndication revenues. The change in the exchange rate for the Japanese yen increased licensing revenues $1,100,000 in the year-to-date period.

Start-up costs for The Home & Garden Television Network ("HGTV"), a 24-hour cable channel scheduled for launch in late 1994, totaled
$2,000,000 in the third quarter and $3,500,000 in the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $167,000,000 in 1994 compared to $157,000,000 in 1993.

Cash flow from operating activities and from the sale of copyrights and investments totaled $214,700,000 in 1994 and was used primarily for capital expenditures of $57,900,000, acquisitions and investments of $28,000,000, debt reduction of $111,000,000, and dividend payments of $27,300,000. The debt to total capitalization ratio at September 30 was .11 in 1994 and .33 in 1993.

Consolidated capital expenditures for the remainder of 1994 are expected to total less than $25,000,000, including HGTV. Current maturities of long-term debt at September 30, 1994 total $26,900,000. The Company expects to finance its capital requirements and start-up costs for HGTV primarily through cash flow from operations.

                       THE E.W. SCRIPPS COMPANY


                           Index to Exhibits


   Exhibit
     No.                         Item                                Page


     12       Ratio of Earnings to Fixed Charges                      E-2

     27       Financial Data Schedule                                 E-3

RATIO OF EARNINGS TO FIXED CHARGES                                                                                   EXHIBIT 12
( in thousands )                                                                Three                          Nine
                                                                               months                         months
                                                                                ended                          ended
                                                                              September                      September
                                                                                 30,                            30,
                                                                       1994             1993          1994               1993
EARNINGS AS DEFINED:
Earnings from operations before income taxes after
     eliminating undistributed earnings of 20%- to
     50%-owned affiliates                                           $  50,274        $  27,228    $  190,138         $  134,270
Fixed charges excluding capitalized interest and
     preferred stock dividends of majority-owned
     subsidiary companies                                               5,440            7,455        17,425             25,122

Earnings as defined                                                 $  55,714        $  34,683    $  207,563         $  159,392

FIXED CHARGES AS DEFINED:
Interest expense, including amortization of
     debt issue costs                                               $   3,919        $   6,119    $   13,191         $   21,178
Interest capitalized                                                                         7                               60
Portion of rental expense representative
     of the interest factor                                             1,209            1,169         3,512              3,487
Preferred stock dividends of majority-owned
     subsidiary companies                                                  20               22            60                 67
Share of interest expense related to guaranteed debt
     50%-owned affiliated company                                         312              167           722                457

Fixed charges as defined                                            $   5,460        $   7,484    $   17,485         $   25,249

RATIO OF EARNINGS TO FIXED CHARGES                                      10.20             4.63         11.87               6.31
