Form 10-K
SCRIPPS E W CO /DE
filed 1995-03-30
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)
                For the fiscal year ended December 31, 1994

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from ________________ to ________________

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

     Title of each class                  Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
     Class A Common stock, $.01 par value       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
     Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Class A Common stock of the Registrant held by non-affiliates of the Registrant, based on the $28.875 per share closing price for such stock on March 1, 1995, was approximately $700,100,000. As of March 1, 1995 non-affiliates held approximately 867,000 shares of Common Voting stock. There is no active market for such stock.

As of March 1, 1995 there were 59,688,242 shares outstanding of the Registrant's Class A Common stock, $.01 par value per share and 20,174,833 shares outstanding of the Registrant's Common Voting stock, $.01 par value per share.

Document incorporated by reference                                Part
Proxy Statement for the 1995 Annual Meeting of Stockholders        III

                INDEX TO THE E.W. SCRIPPS COMPANY 1994 10-K

Item No.                                                                 Page
                                  PART I
1.  Business
      Newspapers                                                           3
      Broadcast Television                                                 7
      Cable Television                                                    11
      Entertainment                                                       15
      Employees                                                           16
2.  Properties                                                            16
3.  Legal Proceedings                                                     17
4.  Submission of Matters to a Vote of Securities Holders                 17

                                  PART II
5.  Market for Registrant's Common Stock and Related Stockholder Matters  18
6.  Selected Financial Data                                               18
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                 18
8.  Financial Statements and Supplementary Data                           18
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures                                                 18

                                 PART III
10. Directors and Executive Officers of the Registrant                    19
11. Executive Compensation                                                19
12. Security Ownership of Certain Beneficial Owners and Management        20
13. Certain Relationships and Related Transactions                        20

                                  PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K      21

                                  PART I

ITEM 1.  BUSINESS

The Company is a diversified media company operating principally in four segments: newspapers, broadcast television, cable television, and entertainment.

In March 1995 the Company announced plans to evaluate strategic options for its cable television division and engaged Merrill Lynch & Company to assist with the process. The Company intends to develop a long-term strategy which could include seeking joint ventures with other cable operators, selling some or all of the Company's current systems, or acquiring additional systems.

A summary of segment information for the three years ended December 31, 1994 is set forth on page F-32 of this Form 10-K.

                                   Newspapers

General - The Company publishes 19 metropolitan and suburban daily
newspapers.   From its Washington bureau the Company operates the Scripps
Howard News Service ("SHNS"), a supplemental wire service covering stories in the capital, other parts of the United States, and abroad. While the revenue for this service is not significant, management believes the Company's image is enhanced by the wide distribution of SHNS.

The Company acquired or divested the following newspaper operations in the five years ended December 31, 1994:

  1993 - The Company acquired the remaining 2.7% minority interest in the Knoxville News-Sentinel. The Company divested its newspapers in Tulare, California, and San Juan, Puerto Rico.

  1992 - The Company purchased three daily newspapers in California (including The Monterey County Herald in connection with the sale of The Pittsburgh Press). The Company sold The Pittsburgh Press.

Revenues - The composition of the Company's newspaper operating revenues for the most recent five years is as follows:



( in thousands )
                                                             1994        1993             1992               1991         1990
Newspaper advertising:
     Local ROP                                           $ 191,330 $     178,253 $            169,634 $       167,307 $  176,903
     Classified ROP                                        163,111       143,258              123,314         119,866    124,916
     National ROP                                           15,637        12,042               12,138          12,523     14,870
     Preprint                                               63,473        57,639               51,083          46,035     44,824

Total newspaper advertising                                433,551       391,192              356,169         345,731    361,513
Circulation                                                116,684       112,937              103,238          98,659     95,885
Joint operating agency distributions                        44,151        38,647               40,018          36,647     37,394
Other                                                        8,552         9,126                9,265           8,319      8,457

Total                                                      602,938       551,902              508,690         489,356    503,249
Divested operations                                                       16,152               99,997         201,530    208,939

Total newspaper operating revenues                       $ 602,938 $     568,054 $            608,687 $       690,886 $  712,188

The Company's newspaper operating revenues are derived primarily from advertising and circulation. Advertising rates and revenues vary among the Company's newspapers depending on circulation, type of advertising, local market conditions, and competition. Advertising revenues are derived from run-of-paper ("ROP") advertisements included with news stories in the body of the newspaper and from preprinted advertisements that are generally produced by advertisers and inserted into the newspaper.

ROP is further broken down among "local," "classified," and "national" advertising. Local refers to advertising that is not in the classified advertising section and is purchased by in-market advertisers. Classified refers to advertising in the section of the newspaper that is grouped by type of advertising, e.g., automotive and help wanted. National refers to advertising purchased by businesses that operate beyond the local market and purchase advertising from many newspapers, primarily through advertising agencies. ROP advertisements are generally more profitable to the Company than preprinted advertisements.

Advertising revenues vary through the year, with the first and third quarters generally having lower revenues than the second and fourth quarters. Advertising rates and volume are highest on Sundays, primarily because circulation and readership is greatest on Sundays.

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's newspapers is as follows:



( in thousands ) (1)                              Morning (M)                              Daily Paid Circulation
                   Newspaper                      Evening (E) 1994        1993             1992               1991         1990
Albuquerque (NM) Tribune (2)                         E        32.4          34.7                 35.5            38.6       40.1
Birmingham (AL) Post-Herald (2)                    M (3)      59.6          60.1                 61.9            60.6       62.0
Bremerton (WA) Sun                                   E        38.2          39.6                 38.6            40.4       41.2
Cincinnati (OH) Post (2)                           E (6)      90.9          95.1                 98.5           100.9      104.3
Denver (CO) Rocky Mountain News                      M       344.9         342.9                356.9           355.9      352.0
El Paso (TX) Herald Post (2)                         E        23.7          25.2                 27.6            28.3       28.2
Evansville (IN) Courier (2)                          M        62.8          64.3                 63.9            62.8       63.2
Knoxville (TN) News-Sentinel                         M       127.9         123.9                126.0           103.9      104.2
Memphis (TN) Commercial Appeal                       M       198.0         196.2                191.8           194.9      210.5
Monterey County (CA) Herald                        M (5)      35.3          34.3                 36.7            35.3       35.6
Naples (FL) Daily News                               M        45.2          44.1                 42.0            39.8       36.7
Redding (CA) Record-Searchlight                      E        37.1          38.4                 38.6            40.6       40.4
San Luis Obispo (CA)
     Telegram-Tribune                                E        32.2          32.5                 31.5            32.5       32.3
Stuart (FL) News                                     M        32.0          31.0                 28.5            27.7       27.0
Ventura County (CA):
     Ventura County Star                           M (4)      68.3          63.6                 61.1            60.0       59.8
     Thousand Oaks Star                            M (8)      20.8          21.1                 21.3            22.3       22.4
     Simi Valley Star                              M (5),     13.8          14.9                 15.4            16.6       17.4
                                                    (8)
Watsonville (CA) Register Pajaronia (7)              E        11.0          12.1                 12.3            13.2       13.8

Total Daily Circulation                                    1,274.1       1,274.0              1,288.1         1,274.3    1,291.1

 (1) Based on Audit Bureau of Circulation
     Publisher's Statements ("Statements") for the six-month periods ending September 30, except figures for the Naples Daily News which are from the Statements for the twelve-month periods ending
     September 30.

 (2) This newspaper is published under a JOA with another newspaper in its market. See "Joint
     Operating Agencies."

 (3) Will move to evening distribution in 2000.

 (4) Moved from evening to morning distribution in March 1990. Includes the Camarillo Daily
     News, acquired November 1992.

 (5) Acquired in 1992.

 (6) Includes circulation of The Kentucky Post.

 (7) Sold in February 1995.

 (8) Moved to morning distribution January 1995.

( in thousands ) (1)                                                                   Sunday Paid
                                                                                       Circulation
                   Newspaper                                 1994        1993             1992               1991         1990
Bremerton (WA) Sun                                            40.5          40.7                 39.5
Denver (CO) Rocky Mountain News                              447.2         453.3                430.1           425.4      407.9
Evansville (IN) Courier                                      116.4         118.6                118.1           117.7      116.9
Knoxville (TN) News-Sentinel                                 177.9         183.5                182.9           174.9      171.9
Memphis (TN) Commercial Appeal                               279.9         279.5                282.3           282.4      288.8
Monterey County (CA) Herald                         (3)       39.1          35.1                 38.2            37.3       37.2
Naples (FL) Daily News                                        58.4          57.4                 54.8            51.7       48.5
Redding (CA) Record-Searchlight                               40.3          40.7                 40.9            40.0       39.3
Stuart (FL) News                                              40.3          38.5                 34.8            33.3       32.5
Ventura County (CA):
     Ventura County Star                            (2)       72.9          68.7                 67.0            66.5       66.3
     Thousand Oaks Star                                       21.6          22.0                 22.3            23.5       23.5
     Simi Valley Star                               (3)       14.3          15.5                 16.1            17.2       18.0

Total Sunday Circulation                                   1,348.8       1,353.5              1,327.0         1,269.9    1,250.8

 (1) Based on Audit Bureau of Circulation
     Publisher's Statements ("Statements") for the six-month periods ending September 30, except figures for the Naples Daily News which are from the Statements for the twelve-month periods ending
     September 30.

 (2) Includes the Camarillo Daily News, acquired
     November 1992.

 (3) Acquired in 1992.


Joint operating agency distributions represent the Company's share of profits of newspapers managed by the other party to a joint operating agency (see "Joint Operating Agencies"). Other newspaper operating revenues include commercial printing.


Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies ("JOAs") in five markets. A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 ("NPA") provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers. Except for the Company's JOA in Cincinnati, all of the Company's JOAs were entered into prior to the enactment of the NPA. From time to time the legality of pre-NPA JOAs has been challenged on anti-trust grounds but no such challenge has yet succeeded in the courts.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the parties to the JOA. In each case JOA expenses exclude editorial expenses. The Company manages the JOA in Evansville and receives approximately 80% of JOA profits. Each of the other four JOAs are managed by the other party to the JOA. The Company receives approximately 20% to 40% of JOA profits for those JOAs.

The table below provides certain information about the Company's JOAs.

                               Publisher of            Year JOA      Year of JOA
  Newspaper                   Other Newspaper         Entered Into    Expiration
 Managed by the Company:
  The Evansville Courier      Hartmann Publications        1938           1998
 Managed by Other Publisher:
  The Albuquerque Tribune     Journal Publishing Company   1933           2022
  Birmingham Post-Herald      Newhouse Newspapers          1950           2015
  The Cincinnati Post         Gannett Newspapers           1977           2007
  El Paso Herald Post         Gannett Newspapers           1936           2015

The JOAs generally provide for automatic renewal terms of ten years unless an advance notice of termination ranging from two to five years is given by either party. The Company has notified Hartmann Publications of its intent to terminate the Evansville JOA.

Competition - The Company's newspapers compete for advertising revenues primarily with other local media, including other local newspapers, television and radio stations, and direct mail. Competition for advertising revenues is based upon audience size and demographics, price, and effectiveness. Newspapers compete with all other information and entertainment media for consumers' discretionary time.

All of the Company's newspaper markets are highly competitive, particularly Denver, the largest market in which the Company publishes a newspaper.


Newspaper Production - The Company's daily newspapers are printed using offset or flexographic presses and use computer systems for writing, editing, and composing and producing the advertising and news material printed in each edition.


Raw Materials and Labor Costs - The Company consumed approximately 202,000 metric tons of newsprint in 1994. The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs. Newsprint costs accounted for approximately 20% of the Company's newspaper operating expenses in 1994.

Labor costs accounted for approximately 46% of the Company's newspaper operating expenses in 1994. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

                           Broadcast Television

General - On September 15, 1994 the Company acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Class A Common stock. SHB owns the Company's television stations and its cable television systems in Sacramento, California; Lake County, Florida; and Longmont, Colorado.

The Company's television operations consist of nine network-affiliated television stations. The Company acquired or divested the following broadcast operations in the five years ended December 31, 1994:

  1993 - The Company sold its radio stations and its Memphis television station.

  1991 - The Company purchased Baltimore television station WMAR.

Revenues - The composition of the Company's broadcasting operating revenues for the most recent five years is as follows:


( in thousands )
                                                             1994        1993             1992               1991         1990
Local advertising                                        $ 142,491 $     130,603 $            120,148 $       106,610 $   98,235
National advertising                                       122,668       114,558              109,204          99,459     89,110
Political advertising                                       14,291         1,344                8,836             665      8,292
Other                                                        8,734         8,439                9,037           9,661      9,509

Total                                                      288,184       254,944              247,225         216,395    205,146
Divested operations                                                       29,350               30,062          29,055     30,434

Total broadcasting operating revenues                    $ 288,184 $     284,294 $            277,287 $       245,450 $  235,580


The Company's television operating revenues are derived primarily from the sale of time to businesses for commercial messages that appear during entertainment and news programming. Local advertising refers to time purchased by local businesses; national refers to regional and national businesses; political refers to campaigns for elective office.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters, due in part to higher retail advertising during the holiday seasons and political advertising in election years. Advertising rates are based primarily upon the size and demographics of the audience for each program.

Information concerning the Company's stations and the markets in which they operate is as follows:


                                                         Expiration             Stations
                                               Network     of FCC    Rank of    in
             Station and Market              Affiliation   License   Market (1) Market(3)   1994    1993     1992    1991    1990

   WXYZ, Detroit, Ch. 7                          ABC        1997        9        7
        Average Audience Share (2)                                                            21      21       22      23      22
        Station Rank in Market (3)                                                             1       1        1       1       1
   WEWS, Cleveland, Ch. 5                        ABC        1997       13       12
        Average Audience Share (2)                                                            20      20       21      20      21
        Station Rank in Market (3)                                                             1       1        1       1       1
   WFTS, Tampa, Ch. 28                         ABC (7)      1997       15        9
        Average Audience Share (2)                                                             8       8        7       7       8
        Station Rank in Market (3)                                                             4       4        4       4       4
   KNXV, Phoenix, Ch. 15                       ABC (7)    1993 (5)     19       10
        Average Audience Share (2)                                                            10       9       10      10       8
        Station Rank in Market (3)                                                             4       4        4       4       5
   WMAR, Baltimore, Ch. 2 (6)                  ABC (7)    1991 (4)     23        7
        Average Audience Share (2)                                                            17      19       17      21      21
        Station Rank in Market (3)                                                             3       2        2       1       2
   WCPO, Cincinnati, Ch. 9                       CBS        1997       30        5
        Average Audience Share (2)                                                            19      21       22      20      24
        Station Rank in Market (3)                                                             1       1        1       1       1
   KSHB, Kansas City, Ch. 41                   NBC (7)      1998       31        7
        Average Audience Share (2)                                                            11      10       11       9      10
        Station Rank in Market (3)                                                             4       4        4       4       4
   WPTV, W. Palm Beach, Ch. 5                    NBC        1997       45        6
        Average Audience Share (2)                                                            20      24       23      25      25
        Station Rank in Market (3)                                                             1       1        1       1       1
   KJRH, Tulsa, Ch. 2                            NBC        1998       59        7
        Average Audience Share (2)                                                            16      15       16      17      17
        Station Rank in Market (3)                                                             4       3        3       3       3

All market and audience data is based on November A.C. Nielsen Company survey.

(1)  Rank of Market represents the relative
     size of the television market in the United
     States.
(2)  Represents the number of television
     households tuned to a specific station Sign-
     On/Sign-Off, Sunday - Saturday,
     as a percentage of total viewing
     households in Area of Dominant Influence.
(3)  Stations in Market does not include
     public broadcasting stations, satellite
     stations, or translators which rebroadcast signals from distant stations.
     Station Rank in Market is based on Average
     Audience Share as described in (2).
(4)  The Company filed an application for
     renewal of the Federal Communications
     Commission ("FCC") license on June 3, 1991.
     A competing  application has been filed
     with the FCC for the Baltimore market.
(5)  The Company filed an application for
     renewal of the FCC license on June 1, 1993 for a term to expire in 1998. Petitions to deny or revoke this license are pending.
(6)  Station purchased May 30, 1991.
(7)  Prior to January 1995 WFTS and KNXV
     were FOX affiliates and WMAR was a NBC
     affiliate; prior to September 1994 KSHB was a FOX affiliate.



Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, newspapers, and direct mail. Competition for advertising revenues is based upon audience size and demographics, price, and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media. Continuing technological advances will improve the capability of alternative service providers such as traditional cable, "wireless" cable, and direct broadcast satellite television to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers and from local telephone companies which are pursuing efforts to enter this market is expected to increase. The Company intends to undertake upgrades in its services as may be permitted by the FCC to maintain its competitive posture, and such facility upgrades may require large capital investments. Technological advances in interactive media services will increase these competitive pressures.


Network Affiliation and Programming - The Company's television stations are affiliated with national television networks. In 1994 the Company entered into 10-year affiliation agreements with the ABC television network in five of the Company's television markets. The agreements with ABC extended existing affiliation agreements in the Detroit and Cleveland markets, and replaced the NBC affiliation in Baltimore and Fox affiliations in Phoenix and Tampa. The Company also reached agreement to affiliate its Kansas City television station with NBC and to extend the terms of its NBC affiliations in Tulsa and West Palm Beach.

The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies, and public service programs. News is the focus of the Company's locally produced programming. Advertising during local news programs accounts for more than 30% of a station's revenues. The Company has significantly expanded its schedules of local news programming in the Kansas City, Phoenix, and Tampa markets.


Federal Regulation of Broadcasting - Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended ("Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify, and renew broadcasting licenses, approve the transfer of control of any corporation holding such licenses, determine the location of stations, regulate the equipment used by stations, and adopt and enforce necessary regulations.

Television broadcast licenses are granted for a maximum of five years, and are renewable upon application. Application for renewal of the license for the Company's Phoenix station was filed in 1993 and is still pending. A petition to deny this renewal application, raising Equal Employment Opportunity issues, has been filed by the League of United Latin American Citizens ("LULAC") and is still pending. A petition for revocation of the licenses of the Company's Phoenix, Detroit and Cleveland stations has been filed by Media America Corporation, licensee of television station KTVK
(TV), Phoenix, Arizona. This petition, which is related to multi-year affiliation agreements between the Company and the ABC Television Network, is still pending. While there can be no assurance regarding the outcome of these petitions, the Company has never had a license revoked, has never been denied a renewal, and all previous renewals have been for the maximum term. The Company's application for renewal of the FCC license for its Baltimore station has been challenged by a competing applicant. The FCC is required to hold a hearing to assess which applicant's proposal would better serve the public interest. That hearing is proceeding on qualifications issues added by the presiding judge against both applicants, but the FCC has "frozen" its consideration of the comparative issues in light of an appeals court decision invalidating one of the principal criteria the FCC had used in assessing new applicants' qualifications. Revising the process so as to permit continuation of the comparative hearing may take an extended period of time, but the Company will continue to operate the station while the renewal of its license application is pending. Management believes that granting of the Company's renewal would best serve the public interest and thus expects the renewal application to be granted.

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if (i) the applicant already owns, operates, or controls a television station serving substantially the same area, or (ii) the grant of the license would result in the applicant's owning, operating, or controlling, or having an interest in, more than twelve television stations or in television stations whose total national audience reach exceeds 25% of all television households.
FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale. The FCC is actively considering some relaxation of these ownership restrictions.

Under the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), each television broadcast station gained "must-carry" rights on any cable system defined as "local" with respect to that station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. The Company's stations have generally elected to negotiate retransmission consent agreements with cable companies.

Management believes the Company is in substantial compliance with all applicable regulatory requirements.

                             Cable Television

General - The Company operates cable television systems in Florida, California, Colorado, Georgia, Indiana, Kentucky, South Carolina,
Tennessee, Virginia, and West Virginia. In the five years ended December 31, 1994 the Company purchased several cable television systems adjacent to existing service areas.

Revenues - The composition of the Company's cable television operating revenues for the most recent five years is as follows:


( in thousands )
                                                             1994        1993             1992               1991         1990
Basic services                                           $ 165,682 $     171,703 $            163,069 $       145,258 $  125,256
Premium programming services                                49,242        46,401               44,559          45,280     42,050
Other monthly services                                      17,422        14,611               13,002          13,807     13,634
Advertising                                                 11,367         8,870                8,394           7,071      5,663
Installation and other                                      11,643        10,207                9,092           6,775      6,212

Total cable television operating revenues                $ 255,356 $     251,792 $            238,116 $       218,191 $  192,815


The Company's cable television operating revenues are derived primarily from services provided to subscribers of the Company's systems. Subscriber information as of December 31 for the Company's cable television systems is as follows:


( in thousands )                                                                                                           Premium
                                                                                                                           Subs. as
                                                            Homes       Basic          Penetration         Premium          a % of
        Cable Television System Cluster                     Passed   Subscribers          Rate           Subscribers (1)    Basic
1994
Sacramento, CA cluster                                       442.0         222.8                  50%           361.4       162%
Chattanooga, TN cluster                                      176.4         110.1                  62%            74.9        68%
Knoxville, TN cluster                                        149.7         105.2                  70%            53.3        51%
Atlanta, GA cluster                                           97.9          71.2                  73%            48.4        68%
Bluefield, WV cluster                                         74.4          54.2                  73%            30.9        57%
Lake County, FL cluster                                       69.0          50.8                  74%            20.2        40%
Rome, GA cluster                                              60.6          47.0                  78%            37.3        79%
Elizabethtown, KY cluster                                     48.8          42.2                  86%            24.2        57%
Longmont, CO cluster                                          51.2          35.7                  70%            29.7        83%

Total                                                      1,170.0         739.2                  63%           680.3        92%

1993
Sacramento, CA cluster                                       436.4         210.8                  48%           307.8       146%
Chattanooga, TN cluster                                      172.9         105.8                  61%            71.4        67%
Knoxville, TN cluster                                        146.0         101.5                  70%            50.3        50%
Atlanta, GA cluster                                           97.6          66.9                  69%            38.1        57%
Bluefield, WV cluster                                         73.3          51.2                  70%            30.6        60%
Lake County, FL cluster                                       67.2          47.4                  71%            18.8        40%
Rome, GA cluster                                              56.3          44.6                  79%            33.9        76%
Elizabethtown, KY cluster                                     48.3          40.3                  83%            20.7        51%
Longmont, CO cluster                                          48.8          32.5                  67%            28.0        86%

Total                                                      1,146.8         701.0                  61%           599.6        86%


( in thousands )                                                                                                           Premium
                                                                                                                           Subs. as
                                                            Homes       Basic          Penetration         Premium          a % of
        Cable Television System Cluster                     Passed   Subscribers          Rate           Subscribers (1)     Basic
1992
Sacramento, CA cluster                                       427.9         204.7                  48%           270.5       132%
Chattanooga, TN cluster                                      173.0          99.8                  58%            76.8        77%
Knoxville, TN cluster                                        143.1          97.0                  68%            50.7        52%
Atlanta, GA cluster                                           97.4          64.6                  66%            40.2        62%
Bluefield, WV cluster                                         72.6          49.5                  68%            34.1        69%
Lake County, FL cluster                                       65.8          45.4                  69%            17.9        39%
Rome, GA cluster                                              53.8          42.4                  79%            41.7        98%
Elizabethtown, KY cluster                                     48.0          39.8                  83%            17.7        44%
Longmont, CO cluster                                          47.2          29.9                  63%            27.1        91%

Total                                                      1,128.8         673.1                  60%           576.7        86%

1991
Sacramento, CA cluster                                       418.0         203.8                  49%           245.1       120%
Chattanooga, TN cluster                                      164.1          96.0                  59%            68.4        71%
Knoxville, TN cluster                                        140.6          90.9                  65%            46.2        51%
Atlanta, GA cluster                                           95.2          58.8                  62%            36.1        61%
Bluefield, WV cluster                                         66.3          47.6                  72%            29.8        63%
Lake County, FL cluster                                       63.4          42.7                  67%            14.7        34%
Rome, GA cluster                                              52.2          40.2                  77%            36.1        90%
Elizabethtown, KY cluster                                     47.5          38.2                  80%            14.2        37%
Longmont, CO cluster                                          45.8          27.3                  60%            23.2        85%

Total                                                      1,093.1         645.5                  59%           513.8        80%

1990
Sacramento, CA cluster                                       401.3         196.0                  49%           224.4       114%
Chattanooga, TN cluster                                      157.3          88.3                  56%            61.2        69%
Knoxville, TN cluster                                        138.0          83.9                  61%            42.6        51%
Atlanta, GA cluster                                           93.7          57.5                  61%            39.0        68%
Bluefield, WV cluster                                         65.8          46.3                  70%            24.3        52%
Rome, GA cluster                                              54.4          42.2                  78%            22.5        53%
Lake County, FL cluster                                       59.5          39.3                  66%            14.9        38%
Elizabethtown, KY cluster                                     46.9          36.2                  77%            13.8        38%
Longmont, CO cluster                                          44.6          25.0                  56%            20.4        82%

Total                                                      1,061.5         614.7                  58%           463.1        75%

(1) Each subscription to a premium programming service is counted as one subscriber.


The Company's cable television systems carry a wide variety of
entertainment and information services.    Basic cable generally consists
of video programming broadcast by local television stations, locally produced programming, and distant broadcast television signals. Advertiser-supported video programming such as ESPN and CNN and other entertainment and information services are included in various "enhanced basic" service packages. Premium programming consists of non-advertiser-supported entertainment services such as Home Box Office and Showtime. Certain of the Company's systems are equipped with addressable decoding converters which enable the Company to offer interactive services, such as pay-per-view programming, and to change customer services without visiting the customer's home.

Competition - Competition occurs primarily in local markets. The Company's cable television systems compete for subscribers with other cable television systems in certain of its franchise areas. All of the Company's cable television systems compete for subscribers with other methods of delivering entertainment and information programming to the subscriber's home, such as broadcast television, multi-point distribution systems, master and satellite antenna systems, television receive-only satellite dishes, and home systems such as video cassette and laser disc players. Competition will increase as new technologies such as more advanced "wireless cable systems" and broadcast satellite delivery services improve
and gain consumer acceptance.   "Video dial tone" services, a regulatory
plan whereby the local telephone company leases video distribution lines to programmers on a common carrier basis, has been drastically altered by recent court rulings that hold unconstitutional the statutory ban on a telephone company's offering of video services directly to customers in its telephone service area. While the regulatory scheme for telephone company offerings of video services remains uncertain, telephone companies are beginning to offer FCC-approved trials of such services. One such trial is being pursued by Bell South in a segment of the Company's Atlanta, Georgia cluster. Most observers believe that the telephone companies will be formidable competitors in offering video services and that their entry into the video market will hasten consumer demand for interactive telecommunications capabilities through any system providing video services. State regulations, however, in many cases restrict a cable operator's ability to offer competing interactive telecommunications services. (See "Legislation.") Relatedly, many observers believe that competition from the telephone companies in the video marketplace will impose on cable operators the need to serve a sufficiently large number of subscribers in contiguous regions so as to permit the cable operator to compete in the offering of interactive telecommunications services. Some restructuring of the cable industry now appears to be underway in anticipation of these changes.

Programming - The Company purchases programming from a variety of suppliers, the charge for which is generally based upon the number of subscribers receiving the service. Programming expenses as a percentage of basic and premium programming service revenues have risen in recent years, primarily due to reductions in basic revenue per subscriber as a result of re-regulation (see "Regulation and Legislation"), additional and improved services provided to basic subscribers, and to discounts offered to subscribers receiving multiple premium channels.

Under the Copyright Act of 1976 cable television system operators are granted compulsory licenses permitting the carriage of the copyrighted works of local and distant broadcast signals for a statutory fee. The Copyright Royalty Tribunal is empowered to review and adjust such fees. FCC rules on syndicated exclusivity provide that if a local broadcast licensee has purchased the exclusive local distribution rights for a particular syndicated program, such licensee is generally entitled to insist that a local cable television system operator delete that program from any distant television signal carried by the cable television system.


Regulation and Legislation - Cable television systems are regulated by federal, local, and in some instances, state authorities. Certain powers of regulatory agencies and officials, as well as various rights and obligations of cable television operators, are specified under the Cable Communications Policy Act of 1984 ("1984 Act") and the 1992 Act.

Pursuant to the 1984 Act, local franchising authorities are given the right to award and renew one or more franchises for the community over which they have jurisdiction, the fees for which are prohibited from exceeding 5% of a cable television system's gross annual revenues.

The 1992 Act, among other things: (i) reimposed rate regulations on most cable television systems; (ii) reimposed "must carry" rules with respect to local broadcast television signals (see "Federal Regulation of Broadcasting"); (iii) granted all broadcasters the option to refuse carriage of their signals; (iv) required that vertically integrated cable television companies not unreasonably refuse to deal with any multichannel programming distributor or discriminate in the price, terms, and conditions of carriage of programming between cable television operators and other multichannel programming distributors if the effect would be to impede retail competition; and (v) established cross-ownership rules with respect to cable television systems and direct broadcast satellite systems, multi-channel multipoint distribution systems, and satellite master antenna systems.

In April 1993 the FCC issued rules that established allowable rates for cable television services (other than programming offered on a per-channel or per-program basis) and for cable equipment based on benchmarks established by the FCC. The rules and subsequent revisions require rates for equipment to be cost-based, and require reasonable rates for regulated cable television services based upon, at the election of the cable television system operator, application of the benchmarks established by the FCC or a cost-of-service showing based upon standards established by the FCC.

It is generally agreed that there is a need for a substantial revision of the statutes governing telecommunications, and the relationship between cable television and telephone services is a substantial part of the on-going legislative effort to accomplish that goal. While legislation is by no means assured, changes could bring some relief to cable operators from the 1992 rate regulation requirements as well as provide a frame work for telephone company competition in the delivery of video services.

Management believes the Company is in substantial compliance with all applicable regulatory requirements.

                               Entertainment

General - The Company's Entertainment segment includes United Media licensing and syndication, Scripps Howard Productions ("SHP"), Home & Garden Television ("HGTV"), Cinetel Productions ("Cintetel"), one of the largest independent producers of cable television programming, and the Company's equity interest in The Television Food Network and SportSouth, both cable television networks. Cinetel was acquired March 31, 1994.


Revenues - The composition of the Company's entertainment revenues for the most recent five years is as follows:


( in thousands )
                                                             1994        1993             1992               1991         1990
Licensing                                                $  49,236 $      55,083 $             57,136 $        62,167 $   63,127
Syndication                                                 17,998        18,814               19,013          19,827     20,689
Film and television production                               6,239        10,757               11,060           9,617      7,896
Other                                                                         87

Total entertainment operating revenues                   $  73,473 $      84,741 $             87,209 $        91,611 $   91,712


The Company, under the trade name United Media, is a leading distributor of news columns, comics, and other features for the newspaper industry. Included among these features is "Peanuts", one of the most successful strips in the history of comic art. United Media sold its worldwide "Garfield" and "US Acres" copyrights in 1994.

United Media owns and licenses worldwide copyrights relating to "Peanuts" and other character properties for use on numerous products, including plush toys, greeting cards, and apparel, for promotional purposes, and for exhibit on television, video cassettes, and other media. Merchandise, literary, and exhibition licensing revenues are generally a negotiated percentage of the licensee's sales. The Company generally receives a fixed fee for the use of its copyrights for promotional and advertising purposes. More than half of the licensing revenues are from markets outside the United States. The Company generally pays a percentage of gross syndication and licensing royalties to the creators of these properties.

The Company launched HGTV on December 30,1994. The cable television network features 24 hours of daily programming focusing on home repair and remodeling, gardening, decorating, and home electronics. While most of the programming is transmitted by HGTV, affiliated local television stations throughout the United States may insert local programming and advertisements in certain time periods. The subscriber base has been established through a collaboration of local television stations (one per market) and cable television systems. Several of the largest cable television system operators have entered into agreements to carry the new network in exchange for permission to carry the signals of local television stations affiliated with HGTV. The Company's cable television systems carry HGTV and all of the Company's television stations are members of the affiliate group.

The Company expects to invest an additional $40,000,000 in HGTV over the next three years, including capital expenditures and pre-tax operating losses.

HGTV revenues are derived from the sale of advertising time and from fees received from cable television and other system operators licensed to carry the network. Such license fees are generally based on the number of subscribers receiving HGTV.

HGTV programming is transmitted via satellite to cable television systems. The HGTV audience includes satellite dish owners, who can view HGTV programming without paying a fee.

The Company established SHP to acquire, create, develop, produce, and own programming product for domestic and international television, including prime-time series for network and first-run syndication, movies, and miniseries for network, cable, and pay cable television broadcast, along with news, information, and entertainment services for the emerging multimedia marketplace. Cinetel produces programs for cable television, such as Club Dance at the Whitehorse Cafe and Shadetree Mechanic.

The Company's film and television program production revenues are derived from the licensing of programming to broadcast and cable television networks, the fee for which is negotiated with the network. License fees are recognized as revenue when the program is available for broadcast. The success of the Company's programs is dependent upon public taste, which is unpredictable and subject to change without warning. Consequently, operating revenues are subject to substantial fluctuations.

Programs are developed and produced internally and in collaboration with a number of independent writers, producers and creative teams under production arrangements. SHP generally licenses a program prior to commencing production. The initial license fee generally covers the cost of production. SHP retains the distribution rights for foreign, syndicated television, cable television, and home video markets.


Competition - The Company's syndication operations compete for a limited amount of newspaper space with other distributors of news columns, comics, and other features. Competition is primarily based on price and popularity of the features. Popularity of licensed characters is a primary factor in obtaining and renewing merchandise and promotional licenses.

The Company's program and production operations compete with all forms of entertainment. In addition to competing for market share with other entertainment companies, the Company competes to obtain creative talents, story properties, advertiser support and broadcast rights. A significant number of other companies produce and/or distribute programs and provide programming to cable television and other system operators. Competition is primarily based on price, quality of the programming, and public taste.


                                 Employees

As of December 31, 1994 the Company had approximately 7,700 full-time employees, of whom approximately 4,800 were engaged in newspapers, 1,500 in broadcasting, 1,200 in cable television, and 200 in entertainment. Various labor unions represent approximately 2,500 employees, primarily in newspapers. Collective bargaining agreements covering approximately 29% of union-represented employees are being negotiated currently or will be negotiated in 1995. Except for work stoppages at The Pittsburgh Press, which was sold in 1992, the Company has not experienced any work stoppages since March 1985. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2. PROPERTIES

The properties used in the Company's newspaper operations generally include business and editorial offices and printing plants. The Company has added or upgraded production facilities at three of its major daily newspapers in recent years, including a state-of-the-art production plant for the Denver Rocky Mountain News.

The Company's television operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. Increased capital expenditures in 1994 and 1995 are associated with more local news programming, primarily, in Kansas City, Phoenix, and Tampa. Ongoing advances in the technology for delivering video signals to the home, such as "high definition television," may, in the future, require a high level of capital expenditures in order to maintain competitive position.

The properties required to support the Company's cable television operations generally include offices and other real property for towers, antennas, and satellite earth stations. In recent years the Company has completed rebuilding several of its cable television distribution systems. Ongoing advances in the technology for delivering video signals to the home and emergence of the multimedia marketplace could require a high level of expenditures to further upgrade the Company's cable television distribution systems.

The Company's entertainment operations require offices and studios and other real and personal property to deliver programming product. The Company is currently expanding the 60,000 square foot Cinetel production facility by approximately one-third to accommodate HGTV.

Management believes the Company's present facilities are generally well-maintained and are sufficient to serve its present needs.

ITEM 3. LEGAL PROCEEDINGS

In September 1991 Four Jacks Broadcasting, Inc., a company whose principals own and operate an existing Baltimore television station, submitted to the FCC an application for a construction permit to build and operate a new television station on channel 2 in Baltimore. This application is mutually exclusive with the Company's application for renewal of its license for its Baltimore television station. See Item 1 "Business - Broadcast Television - Federal Regulation of Broadcasting."

In 1994 the Company accrued an estimate of the ultimate costs of certain lawsuits associated with divested operations. See Note 3 to the Consolidated Financial Statements. The Company is also involved in other litigation arising in the ordinary course of business, such as defamation actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses, none of which is expected to result in material loss.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended December 31, 1994.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Class A Common stock are traded on the New York Stock Exchange under the symbol "SSP." There are approximately 4,500 owners of the Company's Class A Common stock and 27 owners of the Company's Common Voting stock, which does not have a public market, based on security position listings.

The Company has declared cash dividends in every year since its incorporation in 1922. Future dividends are subject to the Company's earnings, financial condition, and capital requirements.

The range of market prices of the Company's Class A Common stock, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:



                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            1994
Market price of common stock:
   High                                                            $29.250       $29.500      $30.500      $31.000
   Low                                                              24.875        23.000       27.875       27.500

Cash dividends per share of common stock                             $ .11         $ .11        $ .11        $ .11         $ .44

                            1993
Market price of common stock:
   High                                                            $29.125       $28.500      $26.625      $30.875
   Low                                                              23.750        24.750       22.875       25.125

Cash dividends per share of common stock                             $ .11         $ .11        $ .11        $ .11         $ .44

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

   Name                Age                         Position
Lawrence A. Leser      59          Chairman of the Board of Directors
                                   (since August 1994); Chief Executive
                                   Officer (since 1985); Director (since
                                   1977); President (1985 to August 1994)

William R. Burleigh    59          President (since August 1994); Chief
                                   Operating Officer (since May 1994);
                                   Director (since 1990); Executive Vice
                                   President (1990 to August 1994); Vice
                                   President, Newspapers (1986 to 1990)

Daniel J. Castellini   55          Senior Vice President/Finance and
                                   Administration (since 1986)

F. Steven Crawford     46          Senior Vice President/Cable (since
                                   September 1992); Vice President, Cable
                                   Television (1990 to September 1992);
                                   General Manager, TeleScripps Cable
                                   Company (1983 to 1990)

Frank Gardner          52          Senior Vice President/Broadcasting
                                   (since April 1993); Senior Vice
                                   President, News Programming, Fox
                                   Broadcasting Company (1991 to 1993);
                                   Vice President and General Manager, WCPO
                                   Television, Cincinnati (1989 to 1991)

Alan M. Horton         51          Senior Vice President, Newspapers
                                   (since May 1994); Vice
                                   President/Operations, Newspapers (1991
                                   to May 1994); Editor, Naples Daily News
                                   (1987 to 1991)

Craig C. Standen       52          Senior Vice President/Corporate
                                   Development (since August 1994); Vice
                                   President/Marketing-Advertising,
                                   Newspapers (1990 to August 1994)

J. Robert Routt        41          Vice President and Controller (since
                                   1985)

E. John Wolfzorn       49          Treasurer (since 1979)

M. Denise Kuprionis    38          Corporate Secretary (since 1987)

Greg Ebel              39          Vice President/Human Resources (since
                                   1994); Senior Vice President, PNC Bank
                                   Ohio (1990 to 1994)

The executive officers of the Company serve at the pleasure of the Board of Directors.

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated herein by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the material captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated herein by reference to the material captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference to the material captioned "Certain Transactions" in the Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              Financial Statements and Supplemental Schedules

(a) The consolidated financial statements of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial
     Statement Information at page F-1.

     The report of Deloitte & Touche LLP, Independent Auditors, dated January 23, 1995 is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b) The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial
     Statement Schedules at page S-1.


                                 Exhibits

The information required by this item appears at page E-1 of this Form 10-K.



                            Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of 1994.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized, on March 29, 1995.

                                                  THE E.W. SCRIPPS COMPANY

                                                  By /s/ Lawrence A. Leser
                                                     Lawrence A. Leser
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 29, 1995.

     Signature                                      Title


/s/ Lawrence A. Leser          Chairman of the Board and Chief Executive
Lawrence A. Leser              Officer (Principal Executive Officer)


/s/ Daniel J. Castellini       Senior Vice President/Finance and Administration
Daniel J. Castellini           (Principal Financial and Accounting Officer)


/s/ Charles E. Scripps         Chairman of the Executive Committee of the
Charles E. Scripps             Board of Directors



/s/ William R. Burleigh        President, Chief Operating Officer and Director
William R. Burleigh


/s/ John H. Burlingame         Director
John H. Burlingame


/s/ Daniel J. Meyer            Director
Daniel J. Meyer


/s/ Nicholas B. Paumgarten     Director
Nicholas B. Paumgarten


/s/ Paul K. Scripps            Director
Paul K. Scripps


/s/ Robert P. Scripps          Director
Robert P. Scripps


/s/ David R. Huhn              Director
David R. Huhn

                         THE E.W. SCRIPPS COMPANY

           Index to Consolidated Financial Statement Information

Selected Financial Data                                           F-2
Management's Discussion and Analysis of Financial
   Condition and results of Operations                            F-3
Independent Auditors' Report                                     F-14
Consolidated Balance Sheets                                      F-15
Consolidated Statements of Income                                F-17
Consolidated Statements of Cash Flows                            F-18
Consolidated Statements of Stockholders' Equity                  F-19
Notes to Consolidated Financial Statements                       F-20

SELECTED FINANCIAL DATA
( in millions, except share data )
                                                                          1994       1993        1992        1991         1990
Summary of Operations
     Operating Revenues:
          Newspapers                                                  $    602.9 $     551.9 $     508.7 $     489.4 $     503.3
          Broadcast television                                             288.2       254.9       247.2       216.4       205.1
          Cable television                                                 255.4       251.8       238.1       218.2       192.8
          Entertainment                                                     73.5        84.8        87.3        91.6        91.7
          Continuing operations                                          1,220.0     1,143.4     1,081.3     1,015.6       992.9
          Divested operations                                                           53.6       174.2       276.9       297.1
               Total operating revenues                               $  1,220.0 $   1,197.0 $   1,255.5 $   1,292.5 $   1,290.0
     Operating Income:
          Newspapers                                                  $    119.5 $      76.6 $      88.7 $      70.8 $      81.5
          Broadcast television                                              94.6        69.1        61.6        49.6        60.8
          Cable television                                                  39.8        45.2        43.7        35.7        26.8
          Entertainment                                                    (7.1)         3.2         7.7         9.6         9.9
          Corporate                                                       (14.9)      (13.0)      (14.6)      (12.5)      (14.5)
          Continuing operations                                            231.9       181.1       187.1       153.2       164.5
          Divested operations                                                            7.6      (14.6)        33.1        31.6
          Unusual items                                                    (7.9)       (0.9)                  (12.0)      (36.4)
               Total operating income                                      224.0       187.8       172.5       174.3       159.7
     Interest expense                                                     (16.6)      (27.3)      (34.2)      (38.7)      (43.8)
     Net gains and unusual items                                            11.2        94.4        74.5
     Miscellaneous, net                                                    (1.0)       (2.5)       (3.7)       (0.5)       (2.3)
     Income taxes                                                         (86.9)     (106.8)      (92.6)      (62.6)      (56.2)
     Minority interests                                                    (8.0)      (16.9)      (10.2)       (5.9)       (8.5)
     Income before cumulative effect of accounting change             $    122.7 $     128.7 $     106.3 $      66.6 $      48.9

Share Data
     Income before cumulative effect (excluding unusual items)             $1.54       $1.06       $1.12        $.97        $.95
     Unusual items                                                           .07         .66         .31       (.08)       (.31)
     Income before cumulative effect                                       $1.61       $1.72       $1.43        $.89        $.64

     Dividends                                                             $ .44       $ .44       $ .40       $ .40       $ .40

     Common stock price:
          High                                                           $31.000     $30.875     $29.000     $24.500     $24.000
          Low                                                             23.000      22.875      22.125      14.750      13.000

Other Financial Data
     EBITDA (see page F-4) - excluding divested operations and
unusual items
          Newspapers                                                  $    154.8 $     114.1 $     123.0 $     100.9 $     107.2
          Broadcast television                                             115.8        89.5        81.6        65.9        74.6
          Cable television                                                  97.1       105.3       101.2        91.6        84.3
          Entertainment                                                    (5.3)         4.2         8.5        10.4        10.7
          Corporate                                                       (14.2)      (12.5)      (12.9)      (11.3)      (13.4)
          Total continuing operations                                      348.2       300.6       301.4       257.5       263.4
     Depreciation and amortization of intangible assets                    116.3       120.9       121.9       112.1       106.6
     Net cash flow from operating activities                               248.9       225.6       203.1       209.4       198.3
     Investing activity:
          Capital expenditures                                            (95.6)     (103.9)     (145.2)     (151.0)      (85.0)
          Other (investing)/divesting activity, net                         20.0       108.5        19.1     (132.5)        11.0
     Total assets                                                        1,723.0     1,683.1     1,704.9     1,712.9     1,526.9
     Long-term debt (including current portion)                            110.4       247.9       441.9       491.8       367.6
     Stockholders' equity                                                1,083.5       859.6       733.1       676.6       639.0
     Long-term debt % of total capitalization                                 9%         22%         38%         42%         37%


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Consolidated results of operations were as follows:



( in thousands, except per share data )
                                                                        1994      Change        1993      Change         1992
Operating revenues:
     Newspapers                                                    $    602,938      9.2 % $    551,902       8.5 % $    508,690
     Broadcast television                                               288,184     13.0 %      254,944       3.1 %      247,225
     Cable television                                                   255,356      1.4 %      251,792       5.7 %      238,116
     Entertainment                                                       73,473    (13.3)%       84,741      (2.8)%       87,209
     Continuing operations                                            1,219,951      6.7 %    1,143,379       5.7 %    1,081,240
     Divested operations                                                                         53,628                  174,231
Total operating revenues                                           $  1,219,951      1.9 % $  1,197,007      (4.7)% $  1,255,471

Operating income:
     Newspapers                                                    $    119,539     56.1 % $     76,556     (13.7)% $     88,743
     Broadcast television                                                94,560     36.9 %       69,071      12.1 %       61,606
     Cable television                                                    39,784    (12.0)%       45,233       3.4 %       43,741
     Entertainment                                                      (7,083)                   3,239     (58.0)%        7,708
     Corporate                                                         (14,838)    (14.0)%     (13,017)      11.0 %     (14,618)
     Continuing operations                                              231,962     28.1 %      181,082      (3.3)%      187,180
     Divested operations                                                                          7,619                 (14,640)
     Unusual items                                                      (7,915)                   (900)
Total operating income                                                  224,047     19.3 %      187,801       8.8 %      172,540
Interest expense                                                       (16,616)                (27,286)                 (34,247)
Net gains and unusual items                                              11,151                  94,374                   74,483
Miscellaneous, net                                                        (986)                 (2,552)                  (3,696)
Income taxes                                                           (86,925)               (106,750)                 (92,585)
Minority interest                                                       (7,988)                (16,901)                 (10,176)
Cumulative effect of accounting change                                                                                  (22,413)

Net income                                                         $    122,683     (4.7)% $    128,686      53.4 % $     83,906

Per share of common stock:
     Net income                                                           $1.61     (6.4)%        $1.72      52.2 %        $1.13
Note Ref.
    (i)         Garfield gain                                            ( .23)
   (ii)         Net gains on sales of Divested Operations                                        ( .63)                   ( .61)
 (iii)          TV programs/property write-downs                            .09
  (iv)          Special charitable contribution                             .06
   (v)          Change in tax liability                                  ( .06)                  ( .07)
  (vi)          Lawsuits re: divested operations                            .07
 (vii)          ASCAP adjustment and other items                                                    .04
(viii), (ix)    Pittsburgh Strike and Write-downs                                                                            .30
   (x)          Cumulative Effect                                                                                            .30



Adjusted net income per share
    (excluding net gains and unusual items)                              $ 1.54     45.3 %       $ 1.06      (5.4)%       $ 1.12


( in thousands )
                                                                        1994      Change        1993      Change         1992
Other Financial and Statistical Data - excluding divested
operations and unusual items

Total advertising revenues                                         $    733,102     11.9 % $    655,006       7.1 % $    611,788

Advertising revenues as a percentage of total revenues                   60.1 %                  57.3 %                   56.6 %

EBITDA:
     Newspapers                                                    $    154,796     35.7 % $    114,071      (7.3)% $    123,024
     Broadcast television                                               115,829     29.5 %       89,477       9.6 %       81,604
     Cable television                                                    97,135     (7.7)%      105,260       4.0 %      101,165
     Entertainment                                                      (5,344)                   4,156     (51.4)%        8,544
     Corporate                                                         (14,187)    (14.5)%     (12,392)       4.1 %     (12,925)
     Total continuing operations                                   $    348,229     15.9 % $    300,572      (0.3)% $    301,412

Effective income tax rate                                                39.9 %                  42.3 %                   44.3 %

Weighted average shares outstanding                                      76,246      2.1 %       74,650       0.1 %       74,602

Total capital expenditures                                         $     95,568     (7.3)% $    103,115     (27.2)% $    141,665


For comparison purposes certain 1993 and 1992 operating revenues, operating expenses, and equity in income of certain joint ventures (see below) have been reclassified to conform with 1994 classifications.

Previously reported 1993 and 1992 segment information has been restated to conform with 1994 segment classifications. The Entertainment segment includes United Media licensing and syndication (previously included in the Publishing segment), Scripps Howard Productions (a producer of television programming), Home & Garden Television ("HGTV", a 24-hour cable television network launched on December 30, 1994), and the Company's equity interest in The TV Food Network and SportSouth, both cable television networks (previously reported in Miscellaneous, net). On March 31, 1994 the Company completed the acquisition of Cinetel Productions (an independent producer of programs for cable television). Cinetel's operating results from the date of acquisition are included in the Entertainment segment.

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

   Financial analysts use EBITDA to value communications media companies.

   Acquisitions of communications media businesses are based on multiples of EBITDA.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

Operating losses for HGTV amounted to $7,700,000 and reduced the Company's net income by $4,500,000, $.06 per share, in 1994.

In the third quarter of 1994 the Company acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Class A Common stock. In 1993 the Company purchased 5.7% of the outstanding shares of SHB and the remaining 2.7% minority interest in the Knoxville News-Sentinel.

The Company's average debt balance decreased $202,000,000 in 1994 and $101,000,000 in 1993.

The effective income tax rate decreased in 1994 due to the change in estimate of the tax liability for prior years described in (v) below. Excluding the effect of that adjustment the effective income tax rate would have been 42% in 1994. The effective income tax rate in 1995 is expected to be approximately 42%.

Net gains and unusual items affecting the comparability of the Company's reported results of operations include the following:

   (i) In 1994 the Company sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after-tax, $.23 per share.

  (ii)  The Company divested the following operations:

        1993 - Book publishing; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations.

        1992 - The Pittsburgh Press; TV Data; certain other investments.

        The business units referred to above, and any related gains on the sales of the business units, are hereinafter referred to as the "Divested Operations."

        The following items related to Divested Operations affected the comparability of the Company's reported results of operations:


( in thousands, except per share data )
                                                                                                1993                     1992
Net gains recognized (before minority
     interests and income taxes)                                                           $     91,900             $     78,000
Net gains recognized (after minority
     interests and income taxes)                                                                 46,800                   45,600
Net gains recognized per share (after minority
     interests and income taxes)                                                                 $ .63                    $ .61

        The Herald, a newspaper with a circulation of approximately 37,000 in Monterey, California, was acquired on December 31, 1992 in connection with the sale of The Pittsburgh Press.

 (iii) In late 1994 and early 1995 the Company's three television stations that had been Fox affiliates changed their network affiliation. In connection with the change certain program rights owned by those stations will be sold at an estimated loss of $7,900,000. Two of the stations are constructing new buildings to accommodate expanded local news programming, and currently owned real estate will be sold at an estimated loss of $2,800,000. These estimated losses were recorded in 1994, reducing net income $6,600,000, $.09 per share.

  (iv) In 1994 the Company made a special contribution to a charitable foundation that reduced pre-tax income by $8,000,000 and net income by $4,500,000, $.06 per share.

   (v) In 1993 management changed its estimate of the tax basis and lives of certain intangible assets. The resulting change in the estimated tax liability for prior years increased net income in 1993 by $5,400,000, $.07 per share. In 1994 the Internal Revenue Service proposed adjustments related to those intangible assets. Based upon the proposed adjustments management again changed its estimate of the tax liability for prior years, increasing net income in 1994 by $4,500,000, $.06 per share.

  (vi) In 1994 the Company accrued an estimate of the ultimate costs of certain lawsuits associated with divested operations. The accrual reduced net income by $5,800,000, $.07 per share.

 (vii)  Other unusual items in 1993 include the following:

        Management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers was resolved. The adjustment increased operating income $4,300,000 and net income $2,300,000, $.03 per share.

        The Company realized a $1,100,000 gain on sale of certain publishing equipment and received a $2,500,000 fee in connection with the sale of the Ogden, Utah, Standard Examiner. Net income increased $2,300,000, $.03 per share.

        The Company recorded a $6,300,000 restructuring charge. The charge reduced net income $3,600,000, $.05 per share.

        The federal income tax rate was increased to 35%. The effect on the Company's deferred tax liabilities reduced net income $3,700,000, $.05 per share.

(viii) The Pittsburgh Press was not published after May 17, 1992 due to a strike. Reported 1992 results include operating losses of $32,700,000 and net losses of $20,200,000, $.27 per share, during the strike period. The Company sold The Pittsburgh Press on December 31, 1992 (see (ii) above).

  (ix) In 1992 the Company reduced the carrying value of certain property and investments to estimated realizable value. The resultant $3,500,000 charge reduced net income $2,300,000, $.03 per share.

   (x)  In 1992 the Company adopted Financial Accounting Standard No. 106
        - Employers' Accounting for Postretirement Benefits Other Than Pensions. The cumulative effect of the accounting change decreased net income $22,413,000, $.30 per share, of which $18,000,000, $.24 per share, was associated with Divested Operations.


Operating results, excluding the Divested Operations and unusual items described above, for each of the Company's business segments are presented on the following pages. The effects of the foregoing unusual items and the Divested Operations are excluded from the consolidated and segment operating results because management believes they are not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding Divested Operations and unusual items, were as follows:


( in thousands, except newsprint information )
                                                                        1994      Change        1993      Change         1992
Operating revenues:
     Local                                                         $    191,330      7.3 % $    178,253       5.1 % $    169,634
     Classified                                                         163,111     13.9 %      143,258      16.2 %      123,314
     National                                                            15,637     29.9 %       12,042      (0.8)%       12,138
     Preprint                                                            63,473     10.1 %       57,639      12.8 %       51,083

     Newspaper advertising                                              433,551     10.8 %      391,192       9.8 %      356,169
     Circulation                                                        116,684      3.3 %      112,937       9.4 %      103,238
     Joint operating agency distributions                                44,151     14.2 %       38,647      (3.4)%       40,018
     Other                                                                8,552     (6.3)%        9,126      (1.5)%        9,265

Total operating revenues                                                602,938      9.2 %      551,902       8.5 %      508,690

Operating expenses:
     Employee compensation and benefits                                 219,990     (1.1)%      222,501      11.1 %      200,259
     Newsprint and ink                                                   94,160      9.4 %       86,063       9.2 %       78,822
     Other                                                              133,992      3.7 %      129,267      21.3 %      106,585
     Depreciation and amortization                                       35,257     (6.0)%       37,515       9.4 %       34,281

Total operating expenses                                                483,399      1.7 %      475,346      13.2 %      419,947

Operating income                                                   $    119,539     56.1 % $     76,556     (13.7)% $     88,743

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                     $    154,796     35.7 % $    114,071      (7.3)% $    123,024

Percent of operating revenues:
    Operating income                                                     19.8 %                  13.9 %                   17.4 %
    EBITDA                                                               25.7 %                  20.7 %                   24.2 %

Capital expenditures                                               $     21,226    (12.6)% $     24,273     (66.9)% $     73,426

Advertising inches:
     Local                                                                8,114      3.0 %        7,880       5.2 %        7,493
     Classified                                                          11,739      7.2 %       10,953      17.0 %        9,362
     National                                                               403     13.2 %          356       6.0 %          336

     Total full run ROP                                                  20,256      5.6 %       19,189      11.6 %       17,191

Newsprint information:
     Consumption (in tonnes)                                            202,309      7.6 %      187,971       6.4 %      176,717

     Weighted average price per tonne                                     $ 447      1.8 %        $ 439       2.8 %        $ 427

Demand for advertising continued to improve in 1994. Advertising revenues increased for all of the Company's daily newspapers.

Newspaper revenues and expenses in 1993 were boosted by the fourth-quarter-1992 acquisition of three California daily newspapers.

Because the supply of newsprint exceeded demand, its price generally declined from 1988 through August 1992. Since the first quarter of 1994 prices have increased sharply. The weighted average price of newsprint was $492 per metric ton in the fourth quarter of 1994. Based on price increases announced by suppliers, including an increase effective May 1995, the weighted average price of newsprint in 1995 will be at least 40% higher than in 1994.

Depreciation expense for 1992 includes a charge of $5,500,000 to reduce the book value of certain equipment to estimated net realizable value.

Capital expenditures in 1992 included construction of the new production facility in Denver. Capital expenditures in 1995 are expected to be approximately $20,000,000 and depreciation and amortization is expected to increase approximately 6%.

BROADCAST TELEVISION - Operating results for the broadcast television segment, excluding Divested Operations and unusual items, were as follows:



( in thousands )
                                                                        1994      Change        1993      Change         1992
Operating revenues:
     Local                                                         $    142,491      9.1 % $    130,603       8.7 % $    120,148
     National                                                           122,668      7.1 %      114,558       4.9 %      109,204
     Political                                                           14,291                   1,344                    8,836
     Other                                                                8,734      3.5 %        8,439      (6.6)%        9,037

Total operating revenues                                                288,184     13.0 %      254,944       3.1 %      247,225

Operating expenses:
     Employee compensation and benefits                                  76,535      9.0 %       70,213       5.1 %       66,814
     Program rights                                                      48,759     (9.1)%       53,621      (7.5)%       57,992
     Other                                                               47,061     13.0 %       41,633       2.0 %       40,815
     Depreciation and amortization                                       21,269      4.2 %       20,406       2.0 %       19,998

Total operating expenses                                                193,624      4.2 %      185,873       0.1 %      185,619

Operating income                                                   $     94,560     36.9 % $     69,071      12.1 % $     61,606

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                     $    115,829     29.5 % $     89,477       9.6 % $     81,604

Percent of operating revenues:
    Operating income                                                     32.8 %                  27.1 %                   24.9 %
    EBITDA                                                               40.2 %                  35.1 %                   33.0 %

Capital expenditures                                               $     23,532    154.8 % $      9,234      32.9 % $      6,948


Increased demand for advertising time led to increased EBITDA at all the television stations.

Program rights decreased in 1994 because the Baltimore television station no longer carried Orioles baseball games. Program rights decreased in 1993 as several syndicated programs previously aired by the Company's stations were replaced with less-costly programs.

The Company has entered into 10-year affiliation agreements with the ABC television network in five of the Company's television markets. The agreements with ABC extend existing affiliation agreements in the Detroit and Cleveland markets, and replaced the NBC affiliation in Baltimore and Fox affiliations in Phoenix and Tampa. The Company entered into a 10-year affiliation agreement with NBC in Kansas City and extended the terms of its NBC affiliations in Tulsa and West Palm Beach for 10 years. The increase in employee costs and other operating expenses is due primarily to the Company's expanded schedules of local news programming in Kansas City, Phoenix, and Tampa.

Capital expenditures in 1995 are expected to be approximately $28,000,000. The increased capital expenditures in 1994 and 1995 is also associated with more local news programming. Depreciation and amortization is expected to increase approximately 25% in 1995.

CABLE TELEVISION - Operating results for the cable television segment were as follows:



( in thousands, except per subscriber information )
                                                                        1994      Change        1993      Change         1992
Operating revenues:
     Basic services                                                $    165,682     (3.5)% $    171,703       5.3 % $    163,069
     Premium programming services                                        49,242      6.1 %       46,401       4.1 %       44,559
     Other monthly service                                               17,422     19.2 %       14,611      12.4 %       13,002
     Advertising                                                         11,367     28.2 %        8,870       5.7 %        8,394
     Installation and miscellaneous                                      11,643     14.1 %       10,207      12.3 %        9,092

Total operating revenues                                                255,356      1.4 %      251,792       5.7 %      238,116

Operating expenses:
     Employee compensation and benefits                                  41,343      5.4 %       39,237       2.4 %       38,332
     Program costs                                                       61,614     10.9 %       55,548       8.4 %       51,225
     Other                                                               55,264      6.8 %       51,747       9.2 %       47,394
     Depreciation and amortization                                       57,351     (4.5)%       60,027       4.5 %       57,424

Total operating expenses                                                215,572      4.4 %      206,559       6.3 %      194,375

Operating income                                                   $     39,784    (12.0)% $     45,233       3.4 % $     43,741

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                     $     97,135     (7.7)% $    105,260       4.0 % $    101,165

Percent of operating revenues:
    Operating income                                                     15.6 %                  18.0 %                   18.4 %
    EBITDA                                                               38.0 %                  41.8 %                   42.5 %

Capital expenditures                                               $     41,616    (37.9)% $     67,019      15.0 % $     58,299

Average number of basic subscribers                                       717.7      4.9 %        684.3       4.2 %        656.7

Average monthly revenue per basic subscriber                            $ 29.65     (3.3)%      $ 30.66       1.5 %      $ 30.22

Homes passed at December 31                                             1,170.0      2.0 %      1,146.8       1.6 %      1,128.8

Basic subscribers at December 31                                          739.2      5.4 %        701.0       4.1 %        673.1

Penetration at December 31                                               63.2 %                  61.1 %                   59.6 %


Re-regulation of the cable television industry significantly affected the Company's cable television operations in 1994 and in 1993. The effects of price decreases resulting from re-regulation were partially offset by growth in subscribers in 1994. After declining year-over-year for five straight quarters, EBITDA increased in the fourth quarter of 1994.

Other operating expenses in 1994 includes a $3,000,000 charge for special rebates to the Company's Sacramento system customers and related legal costs. The rebate was awarded by a federal court in connection with litigation concerning the system's pricing policies in the late 1980s.

Program costs increased in 1994 as a result of the growth in the number of subscribers. Program costs as a percent of basic and premium programming service revenues increased from 24.7% in 1992 to 28.7% in 1994, primarily due to re-regulation that reduced basic revenue per subscriber.

Capital expenditures are expected to be approximately $50,000,000 in 1995 and depreciation and amortization is expected to decrease approximately 4%.

ENTERTAINMENT - Operating results for the entertainment segment, excluding unusual items, were as follows:


( in thousands )
                                                                        1994      Change        1993      Change         1992
Operating revenues:
     Licensing                                                     $     49,236    (10.6)% $     55,083      (3.6)% $     57,136
     Syndication                                                         17,998     (4.3)%       18,814      (1.0)%       19,013
     Film and television production                                       6,239    (42.0)%       10,757      (2.7)%       11,060
     Other                                                                                           87

Total operating revenues                                                 73,473    (13.3)%       84,741      (2.8)%       87,209

Operating expenses:
     Employee compensation and benefits                                  15,084      8.9 %       13,849       1.4 %       13,656
     Artists' royalties                                                  34,668     (5.3)%       36,592      (2.0)%       37,346
     Production costs                                                     3,413    (57.3)%        7,993      (3.3)%        8,267
     Other                                                               25,652     15.8 %       22,151      14.2 %       19,396
     Depreciation and amortization                                        1,739     89.6 %          917       9.7 %          836

Total operating expenses                                                 80,556     (1.2)%       81,502       2.5 %       79,501

Operating income (loss)                                            $    (7,083)            $      3,239     (58.0)% $      7,708

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                                   $    (5,344)            $      4,156     (51.4)% $      8,544

Percent of operating revenues:
    Operating income (loss)                                              (9.6)%                   3.8 %                    8.8 %
    EBITDA                                                               (7.3)%                   4.9 %                    9.8 %

Capital expenditures                                               $      7,989            $        981             $        297


HGTV is a 24-hour cable television network, launched on December 30, 1994. The Company expects to invest an additional $40,000,000 in HGTV in the next three years, including capital expenditures and pre-tax operating losses. Operating losses for HGTV amounted to $7,700,000 in 1994.

The Company acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations are included in the Entertainment segment from the date of acquisition.

In 1994 the Company completed the sale of its Garfield and U.S. Acres copyrights, resulting in the decrease in licensing and syndication revenues.

Excluding Garfield, domestic licensing revenues increased 7.6% and foreign licensing revenues were flat in 1994. In Japan, which accounts for approximately 70% of foreign licensing revenue and 47% of total licensing revenue, revenues in local currency decreased 8% in 1994 and 12% in 1993. The change in the exchange rate for the Japanese yen increased licensing revenues $1,600,000 in 1994 and $2,700,000 in 1993.

Capital expenditures are expected to be approximately $11,000,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $249,000,000 in 1994 compared to $226,000,000 in 1993.

Cash flow from operating activities and from the sale of copyrights and investments totaled $296,000,000 in 1994 and was used primarily for capital expenditures of $95,600,000, acquisitions and investments of $32,900,000, debt reduction of $138,000,000, and dividend payments of $37,300,000. The debt to total capitalization ratio at December 31 was .09 in 1994 and .22 in 1993.

Consolidated capital expenditures are expected to total approximately $109,000,000 in 1995. There are no scheduled maturities of long-term debt in 1995. The Company expects to finance its capital requirements primarily through cash flow from operations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E.W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiary companies (Company) as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, as of December 31, 1993 the Company changed its method of accounting for certain investments to conform with Statement of Financial Accounting Standards No. 115.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.






DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 23, 1995

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                  As of December 31,
                                                                                               1994                1993
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         16,609     $         18,606
     Accounts and notes receivable (less allowances - 1994, $5,653; 1993, $6,995)               155,917              150,671
     Program rights and production costs                                                         35,073               42,823
     Refundable income taxes                                                                     25,214
     Inventories                                                                                 22,201               23,748
     Deferred income taxes                                                                       22,007               18,097
     Miscellaneous                                                                               20,007               19,050
     Total current assets                                                                       297,028              272,995

Investments                                                                                      35,146               79,870

Property, Plant, and Equipment                                                                  713,763              712,726

Goodwill and Other Intangible Assets                                                            616,113              552,989

Other Assets:
     Program rights and production costs (less current portion)                                  38,779               43,257
     Miscellaneous                                                                               22,131               21,228
     Total other assets                                                                          60,910               64,485

TOTAL ASSETS                                                                           $      1,722,960     $      1,683,065

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                   As of December 31,
                                                                                              1994                 1993
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                                       $         96,383
    Accounts payable                                                                   $        131,592               79,334
    Customer deposits and unearned revenue                                                       23,846               17,480
    Accrued liabilities:
        Employee compensation and benefits                                                       32,648               31,599
        Artist and author royalties                                                               8,177               10,985
        Copyright and programming costs                                                           7,522                6,986
        Interest                                                                                  1,999                2,834
        Income taxes                                                                              2,507                7,763
        Miscellaneous                                                                            50,533               41,859
    Total current liabilities                                                                   258,824              295,223

Deferred Income Taxes                                                                           158,868              175,308

Long-Term Debt (less current portion)                                                           110,431              151,535

Other Long-Term Obligations and Minority Interests                                              111,369              201,364

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
            outstanding:  1994 -  59,671,242 shares; 1993 - 54,586,495 shares                       597                  546
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  1994 and 1993 -  20,174,833 shares                                        202                  202
    Total                                                                                           799                  748
    Additional paid-in capital                                                                  248,098               97,945
    Retained earnings                                                                           823,204              733,978
    Unrealized gains on securities available for sale                                            12,518               27,381
    Unvested restricted stock awards                                                            (2,036)              (1,009)
    Foreign currency translation adjustment                                                         885                  592
    Total stockholders' equity                                                                1,083,468              859,635

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      1,722,960     $      1,683,065

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                        Years ended December 31,
                                                                          1994                  1993                1992
Operating Revenues:
    Advertising                                                    $        433,551  $               401,247 $        432,799
    Circulation                                                             116,684                  116,413          123,375
    Other newspaper revenue                                                  52,703                   50,394           52,513
    Total newspapers                                                        602,938                  568,054          608,687
    Broadcasting                                                            288,184                  284,294          277,287
    Cable television                                                        255,356                  251,792          238,116
    Entertainment                                                            73,473                   84,741           87,209
    Other                                                                                              8,126           44,172
    Total operating revenues                                              1,219,951                1,197,007        1,255,471

Operating Expenses:
    Employee compensation and benefits                                      359,972                  375,846          417,090
    Program rights and production costs                                     121,696                  119,279          119,592
    Newsprint and ink                                                        94,160                   89,062           90,044
    Other operating expenses                                                303,809                  304,141          334,276
    Depreciation                                                             85,883                   88,745           88,330
    Amortization of intangible assets                                        30,384                   32,133           33,599
    Total operating expenses                                                995,904                1,009,206        1,082,931

Operating Income                                                            224,047                  187,801          172,540

Other Credits (Charges):
    Interest expense                                                       (16,616)                 (27,286)         (34,247)
    Net gains and unusual items                                              11,151                   94,374           74,483
    Miscellaneous, net                                                        (986)                  (2,552)          (3,696)
    Net other credits (charges)                                             (6,451)                   64,536           36,540

Income Before Income Taxes, Minority Interests,
    and Cumulative Effect of Accounting Change                              217,596                  252,337          209,080
Provision for Income Taxes                                                   86,925                  106,750           92,585

Income Before Minority Interests and
    Cumulative Effect of Accounting Change                                  130,671                  145,587          116,495
Minority Interests                                                            7,988                   16,901           10,176

Income Before Cumulative Effect of Accounting Change                        122,683                  128,686          106,319
Cumulative Effect of Accounting Change - Adoption of FAS No. 106
    (net of deferred income tax of $15,533)                                                                          (22,413)

Net Income                                                         $        122,683  $               128,686 $         83,906

Per Share of Common Stock:
    Income before cumulative effect of accounting change                      $1.61                    $1.72            $1.43
    Cumulative effect of accounting change                                                                             (0.30)
    Net income                                                                $1.61                    $1.72            $1.13


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except share data )
                                                                                        Years ended December 31,
                                                                          1994                  1993                1992
Cash Flows From Operating Activities:
Net income                                                         $        122,683  $               128,686 $         83,906
Adjustments to reconcile net income
     to net cash flows from operating activities:
     Depreciation and amortization                                          116,267                  120,878          121,929
     Deferred income taxes                                                    2,743                   37,308           16,873
     Minority interests in income of subsidiary companies                     7,988                   16,901           10,176
     Net gains and unusual items                                            (7,409)                 (91,874)         (77,983)
     Cumulative effect of an accounting change                                                                         22,413
     Changes in certain working capital accounts, net of effects
          from subsidiary companies purchased and sold                        3,769                    4,168            5,987
     Miscellaneous, net                                                       2,816                    9,485           19,819
Net operating activities                                                    248,857                  225,552          203,120

Cash Flows From Investing Activities:
Additions to property, plant, and equipment                                (95,568)                (103,864)        (145,218)
Purchase of subsidiary companies and investments                           (32,936)                 (41,710)         (19,117)
Sale of subsidiary companies, investments, and copyrights                    47,593                  140,509           36,919
Miscellaneous, net                                                            5,325                    9,690            1,295
Net investing activities                                                   (75,586)                    4,625        (126,121)

Cash Flows From Financing Activities:
Increases in long-term debt                                                                                            50,500
Payments on long-term debt                                                (137,885)                (194,086)        (100,602)
Dividends paid                                                             (33,457)                 (32,847)         (29,841)
Dividends paid to minority interests                                        (3,817)                  (4,189)          (4,490)
Miscellaneous, net                                                            (109)                      575            (690)
Net financing activities                                                  (175,268)                (230,547)         (85,123)

Increase (Decrease) in Cash and Cash Equivalents                            (1,997)                    (370)          (8,124)

Cash and Cash Equivalents:
Beginning of year                                                            18,606                   18,976           27,100

End of year                                                        $         16,609  $                18,606 $         18,976

Supplemental Cash Flow Disclosures:
Acquisition of remaining minority interest in Scripps Howard
      Broadcasting Company in exchange for 4,952,659 shares
      of Class A Common stock                                      $        146,724
Interest paid, excluding amounts capitalized                                 17,117  $                33,012 $         36,129
Income taxes paid                                                           143,455                   68,008           60,409
Increase in program rights and related liabilities                           30,685                   51,614           48,251
Received in the sale of The Pittsburgh Press:
     Net tangible assets of The Monterey County Herald                                                                 20,375
     Pittsburgh Post-Gazette preferred stock                                                                           14,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )
                                                                                            Unrealized
                                                                                             Gains on     Unvested     Foreign
                                                                   Additional               Securities   Restricted    Currency
                                                         Common      Paid-in     Retained    Available     Stock     Translation
                                                         Stock       Capital     Earnings    for Sale      Awards     Adjustment
As of December 31, 1991                               $      746 $     92,351 $   584,074              $     (851) $         274
Net income                                                                         83,906
Dividends:  declared and paid - $.40 per share                                   (29,841)
Class A Common shares issued pursuant to
    compensation plans, net:
    86,164 shares issued, 3,500 shares forfeited                        2,015                                (373)
Amortization of restricted stock awards                                                                        708
Foreign currency translation adjustment                                                                                       95

As of December 31, 1992                                      746       94,366     638,139                    (516)           369
Net income                                                                        128,686
Dividends:  declared and paid - $.44 per share                                   (32,847)
Class A Common shares issued pursuant to
    compensation plans, net:
    165,775 shares issued, 4,270 shares forfeited,
    and 17,071 shares  repurchased                             2        3,054                                (817)
Tax benefits on compensation plans                                        525
Amortization of restricted stock awards                                                                        324
Foreign currency translation adjustment                                                                                      223
Adoption of FAS No. 115, net of
    deferred income tax of $14,744                                                        $     27,381

As of December 31, 1993                                      748       97,945     733,978       27,381     (1,009)           592
Net income                                                                        122,683
Dividends:  declared and paid - $.44 per share                                   (33,457)
Acquisition of minority interest in Scripps Howard
    Broadcasting Company in exchange for
    4,952,659 shares of Class A Common stock                  49      146,675
Class A Common shares issued pursuant to
    compensation plans:
    140,025 shares issued,  2,810 shares forfeited,
    and 5,127 shares repurchased                               2        3,226                              (1,527)
Tax benefits on compensation plans                                        252
Amortization of restricted stock awards                                                                        500
Foreign currency translation adjustment                                                                                      293
Increase (decrease) in unrealized gains
    on securities available for sale, net
    of deferred income tax of $7,992                                                          (14,863)

As of December 31, 1994                               $      799 $    248,098 $   823,204 $     12,518 $   (2,036) $         885

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of The E.W. Scripps Company and its majority-owned subsidiary companies ("Company").

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

Estimated fair values (which are based on current rates available to the Company for debt of the same remaining maturity) and the carrying amounts of the Company's program rights liabilities were as follows:


( in thousands )
                                                                                              1994                 1993
Liabilities for programs available for broadcast:
     Carrying amount                                                                   $         48,300     $         64,300
     Fair value                                                                                  42,800               58,700


Goodwill and Other Intangible Assets - Goodwill and other intangible assets are stated at the lower of unamortized cost or fair value. Fair value is estimated based upon estimated future net cash flows. An impairment loss is recognized when the unamortized cost of the asset exceeds the undiscounted estimated future net cash flows. Goodwill represents the cost of acquisitions in excess of tangible assets and identifiable intangible assets received. Cable television franchises are amortized generally over the remaining terms of acquired cable systems' franchise agreements and non-competition agreements over the terms of the agreements. Goodwill acquired after October 1970, customer lists, and other intangible assets are amortized over periods of up to 40 years. Goodwill acquired before November 1970 ($6,600,000) is not amortized.

Property, Plant, and Equipment - Depreciation is computed using the straight-line method over estimated useful lives. Interest costs related to major capital projects are capitalized and classified as property, plant, and equipment.

Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. The Company's temporary differences primarily result from accelerated depreciation and amortization for tax purposes and accrued expenses not deductible for tax purposes until paid. Also, the Company received a tax certificate from the Federal Communications Commission upon the sale of the Memphis television and radio stations, enabling the Company to defer payment of income taxes on the $60,500,000 tax-basis gain for a minimum of two years.

Investments - The Company adopted Statement of Financial Accounting Standards ("FAS") No. 115 - Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993.

Investments in 20%- to 50%-owned companies and in all joint ventures are accounted for under the equity method. Investments in other debt and equity securities are classified as available for sale and are carried at fair value. Fair value is determined by reference to quoted market prices for those or similar securities. Unrealized gains or losses on those securities are recognized as a separate component of stockholders' equity. The cost of securities sold is determined by specific identification.

Newspaper Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies ("JOAs") in five markets. A JOA combines all but the editorial operations of two competing newspapers in a market. In each JOA the managing party distributes a portion of JOA profits to the other party. The Company manages the JOA in Evansville.
The JOAs in Albuquerque, Birmingham, Cincinnati, and El Paso are managed by the other parties to the JOAs. The Company managed the JOA in Pittsburgh prior to the sale of The Pittsburgh Press.

The Company includes the full amount of Company-managed JOA assets and liabilities, and revenues earned and expenses incurred in the operation of the JOA, in the consolidated financial statements. Distributions of JOA operating profits to the non-managing party are included in other operating expenses in the Consolidated Statements of Income.

For JOAs managed by the other party, the Company includes distributions of JOA operating profits in operating revenues in the Consolidated Statements of Income. The Company does not include any assets or liabilities of JOAs managed by other parties in its Consolidated Balance Sheets as the Company has no residual interest in the net assets of the JOAs.

Inventories - Inventories are stated at the lower of cost or market. The cost of newsprint included in inventory is computed using the last in, first out ("LIFO") method. At December 31 newsprint inventories were approximately 58% of total inventories in 1994 and 25% in 1993. The cost of other inventories is computed using the first in, first out ("FIFO") method. Inventories would have been $1,200,000 and $200,000 higher at December 31, 1994 and 1993 if FIFO (which approximates current cost) had been used to compute the cost of newsprint.

Postemployment Benefits - The Company adopted FAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions in 1992. Postretirement benefits are recognized during the years that employees render service. Other postemployment benefits, such as disability-related benefits and severance, are recognized when the benefits become payable.

Self Insurance - The Company is primarily self-insured for employee health, workers' compensation, and general liability insurance. Self-insurance liabilities are estimated based upon claims filed and estimated claims incurred but not reported. The self-insurance liabilities are not discounted.

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, bank deposits, and highly liquid debt instruments with an original maturity of up to three months. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. Common stock equivalents in the form of stock options are excluded from the computations as they have no material effect on the per share amounts. Weighted average shares outstanding were as follows:


( in thousands )
                                                                          1994                  1993                1992
Weighted average shares outstanding                                          76,246                   74,650           74,602


Reclassifications - For comparison purposes certain 1993 and 1992 items have been reclassified to conform with 1994 classifications.

2.ACQUISITIONS AND DIVESTITURES

A.Acquisitions

  1994 - The Company acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company in exchange for 4,952,659 shares of Class A Common stock. The Company acquired Cinetel Productions (an independent producer of programs for cable television). The Company also purchased a cable television system.

  1993 - The Company acquired the remaining 2.7% minority interest in the Knoxville News-Sentinel for $2,800,000. The Company purchased 5.7% of the outstanding shares of Scripps Howard Broadcasting Company for $28,900,000. The Company also purchased a cable television system.

  1992 - The Company purchased three daily newspapers in California (including The Herald in connection with the sale of The Pittsburgh Press - see Note 2B) and several cable television systems.

  The following table presents additional information about the acquisitions:





   ( in thousands )
                                                                                            1994          1993          1992
   Goodwill and other intangible assets acquired                                        $    108,923  $     19,647  $       8,001
   Other assets acquired                                                                      14,748            90          9,167
   Reduction in minority interests                                                            45,958        12,287
   Previous interest in acquired newspaper                                                                                (3,936)
   Class A Common stock issued                                                             (146,724)
   Liabilities assumed and notes issued                                                        (899)                        (722)

   Cash paid                                                                                  22,006        32,024         12,510
   Net assets of The Herald:
        Tangible assets                                                                                                    21,602
        Liabilities assumed                                                                                               (1,227)

   Total acquisitions                                                                   $     22,006  $     32,024  $      32,885


  The acquisitions have been accounted for as purchases. The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition. Pro forma results are not presented because the combined results of operations would not be significantly different from the reported amounts.

B.Divestitures

  The Company divested the following operations:

  1993 - Book publishing; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations.

  1992 - The Pittsburgh Press; TV Data; certain other investments.

  The following table presents additional information about the divestitures:


   ( in thousands, except per share data )
                                                                                                          1993          1992
   Cash received                                                                                      $    140,509  $      36,919
   Notes and preferred stock                                                                                               14,150
   Net assets of The Herald:
        Tangible assets                                                                                                    21,602
        Liabilities assumed                                                                                               (1,227)

   Total proceeds                                                                                          140,509         71,444
   Net assets (liabilities) disposed                                                                        48,635        (6,539)

   Net gains recognized (before minority
        interests and income taxes)                                                                   $     91,874  $      77,983

   Net gains recognized (after minority
        interests and income taxes)                                                                   $     46,800  $      45,600

   Net gains recognized per share (after minority
        interests and income taxes)                                                                          $ .63          $ .61


  Included in net assets (liabilities) disposed in 1992 are pension and other postretirement benefit obligations totaling $36,500,000.

  Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):


   ( in thousands )
                                                                                                          1993          1992
   Operating revenues                                                                                 $     53,600  $     174,200
   Operating income (loss)                                                                                   7,600       (14,600)

3.UNUSUAL CREDITS AND CHARGES

1994 - The Company sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after tax, $.23 per share.

The Company's three television stations that had been Fox affiliates changed their network affiliation. In connection with the change certain program rights owned by those stations will be sold at an estimated loss of $7,900,000. Two of the stations are constructing new buildings to accommodate expanded local news staffs, and currently owned real estate will be sold at an estimated loss of $2,800,000. These estimated losses were recorded in 1994, reducing net income $6,600,000, $.09 per share.

The Company made a special contribution of 589,165 shares of Turner Broadcasting Class B common stock to a charitable foundation. The contribution reduced pre-tax income by $8,000,000 and net income by $4,500,000, $.06 per share.

Management changed its estimate of the tax liability for prior years as a result of an audit by the Internal Revenue Service ("IRS"). The adjustment increased net income by $4,500,000, $.06 per share (see Note 4).

The Company accrued an estimate of the ultimate costs of certain lawsuits associated with divested operations. The accrual reduced net income by $5,800,000, $.07 per share.

1993 - Operating results include net pre-tax gains of $91,900,000, $46,800,000 after-tax, $.63 per share (see Note 2).

Management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased operating income $4,300,000 and net income $2,300,000, $.03 per share.

The Company realized a $1,100,000 gain on sale of certain publishing equipment and received a $2,500,000 fee in connection with the sale of the Ogden, Utah, Standard Examiner. Net income increased $2,300,000, $.03 per share.

The Company recorded a $6,300,000 restructuring charge. The charge reduced net income $3,600,000, $.05 per share.

Management changed its estimate of the tax liability for prior years (see
Note 4). The adjustment increased net income $5,400,000, $.07 per share. The federal income tax rate was increased to 35%. The effect on the Company's deferred tax liabilities reduced net income $3,700,000, $.05 per share.

1992 - Operating results include pre-tax gains of $78,000,000, $45,600,000 after-tax, $.61 per share (see Note 2).

The Pittsburgh Press was not published after May 17 due to a strike. Reported 1992 results include operating losses of $32,700,000 and net losses of $20,200,000, $.27 per share, during the strike period.

The Company reduced the carrying value of certain property and investments to estimated realizable value. The resultant $3,500,000 charge reduced net income $2,300,000, $.03 per share.

4.INCOME TAXES

The IRS is currently examining the Company's consolidated income tax returns for the years 1985 through 1990.

In 1993 management changed its estimate of the tax basis and lives of certain intangible assets. The resulting change in the estimated tax liability for prior years increased net income $5,400,000, $.07 per share. In 1994 the IRS proposed adjustments related to those intangible assets. Based upon the proposed adjustments management again changed its estimate of the tax liabilities for prior years, increasing net income in 1994 $4,500,000, $.06 per share.

Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities (assets) are as follows:


( in thousands )
                                                                                              1994                 1993
Accelerated depreciation and amortization                                              $        153,857     $        161,830
Deferred gain on sale of Memphis television and radio stations                                   23,599               23,126
Investments                                                                                       4,927               12,900
Accrued expenses not deductible until paid                                                     (27,745)             (20,625)
Deferred compensation and retiree benefits                                                     (12,470)             (10,380)
Other temporary differences, net                                                                  4,116                (260)

Total                                                                                           146,284              166,591
State net operating loss carryforwards                                                         (16,871)             (14,774)
Foreign tax credits and other carryforwards                                                                          (1,371)
Valuation allowance for state deferred tax assets and foreign tax credits                         7,448                6,765

Net deferred tax liability                                                             $        136,861     $        157,211


The Company's state net operating loss carryforwards expire from 2000 through 2019.

The provision for income taxes consists of the following:


( in thousands )
                                                                          1994                  1993                1992
Current:
     Federal                                                       $         64,699  $                55,295 $         62,401
     State and local                                                         14,819                    9,877            9,294
     Foreign                                                                  4,412                    3,745            4,017

Total current                                                                83,930                   68,917           75,712

Deferred:
     Federal                                                                (8,269)                   47,672           13,384
     Other                                                                    3,020                    4,380            3,489

Total deferred                                                              (5,249)                   52,052           16,873

Total income taxes                                                           78,681                  120,969           92,585
Income taxes allocated to stockholders' equity                                8,244                 (14,219)

Provision for income taxes                                         $         86,925  $               106,750 $         92,585


The difference between the statutory rate for federal income tax and the effective income tax rate is summarized as follows:



                                                                          1994                  1993                1992
Statutory rate                                                               35.0 %                   35.0 %            34.0 %
Effect of:
     State and local income taxes                                               4.5                      3.6              4.0
     Amortization of goodwill                                                   2.0                      1.4              4.3
     Increase in tax rate to 35% on deferred tax liabilities                                             1.4
     Change in estimated tax basis and lives of certain assets                (2.1)                    (1.5)
     Difference between foreign and U.S. tax rates,
         including foreign tax credits                                          0.3                      0.3              0.7
     Miscellaneous                                                              0.2                      2.1              1.3

Effective income tax rate                                                    39.9 %                   42.3 %            44.3 %

5.LONG-TERM DEBT

Long-term debt consisted of the following at December 31:


( in thousands )
                                                                                              1994                 1993
Variable Rate Credit Facilities                                                                             $         88,000
7.375% notes, due in 1998                                                              $         61,161               99,264
9.0% notes, due in 1996                                                                          47,000               50,000
8.5% notes, payable through 1994                                                                                       8,334
Other notes                                                                                       2,270                2,320

Total long-term debt                                                                            110,431              247,918
Current portion of long-term debt                                                                                     96,383

Long-term debt (less current portion)                                                  $        110,431     $        151,535


Fair value of long-term debt *                                                         $        109,600     $        260,900


Weighted average interest rate on Variable Rate
     Credit Facilities at December 31                                                                                   3.4%

    * Fair value is estimated based on current rates available to the Company for debt of the same remaining maturity.


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

Interest costs capitalized were as follows:


( in thousands )
                                                                          1994                  1993                1992
Capitalized interest costs                                         $              0  $                   100 $          4,500

6.INVESTMENTS

Investments consisted of the following at December 31:


( in thousands, except share data )
                                                                                              1994                 1993
Securities available for sale:
     Turner Broadcasting Class C preferred stock
          (convertible into 1,309,092 shares of Class B common stock)                  $         21,436     $         35,345
     Pittsburgh Post-Gazette preferred stock,
          $25 million face value, 8% cumulative dividend                                                              14,000
     Turner Broadcasting Class B common stock (589,165 shares)                                                        15,907
     Other                                                                                        2,456                4,043

Total securities available for sale                                                              23,892               69,295
Investments accounted for under the equity method                                                11,254               10,575

Total investments                                                                      $         35,146     $         79,870

Unrealized gains on securities available for sale                                      $         19,270     $         42,125


There were no unrealized losses in either year.

7.PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant, and equipment consisted of the following at December 31:


( in thousands )
                                                                                              1994                 1993
Land and improvements                                                                  $         44,372     $         45,199
Buildings and improvements                                                                      185,999              184,708
Equipment                                                                                     1,032,770              972,674

Total                                                                                         1,263,141            1,202,581
Accumulated depreciation                                                                        549,378              489,855


Net property, plant, and equipment                                                     $        713,763     $        712,726


Goodwill and other intangible assets consisted of the following at December 31:


( in thousands )
                                                                                              1994                 1993
Goodwill                                                                               $        472,207     $        387,868
Cable television franchise costs                                                                167,467              167,378
Customer lists                                                                                  135,053              133,427
Licenses and copyrights                                                                          28,221               28,221
Non-competition agreements                                                                       24,489               32,089
Other                                                                                            39,300               31,870

Total                                                                                           866,737              780,853
Accumulated amortization                                                                        250,624              227,864

Net goodwill and other intangible assets                                               $        616,113     $        552,989


8.EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit plans covering substantially all non-union employees. Benefits are generally based on the employees' compensation and years of service. Funding is based on the requirements of the plans and applicable federal laws.

The Company also sponsors defined contribution plans covering substantially all non-union employees. The Company matches a portion of employees' voluntary contributions to these plans.

Union-represented employees are covered by retirement plans jointly administered by subsidiaries of the Company and the unions or by union-administered, multi-employer plans. Funding is based upon negotiated agreements.

Retirement plans expense consisted of the following:



( in thousands )
                                                                          1994                  1993                1992
Service cost                                                       $          9,413  $                 8,434 $          8,282
Interest cost                                                                11,830                   13,395           14,266
Actual return on plan assets                                                  1,617                 (13,420)         (13,374)
Net amortization and deferral                                              (14,932)                  (2,662)          (4,780)

Defined benefit plans                                                         7,928                    5,747            4,394
Multi-employer plans                                                          1,028                    1,044            1,664
Defined contribution plans                                                    4,002                    3,943            4,100

Total                                                                        12,958                   10,734           10,158
Curtailment losses (gains) included in gain
     on the sales of subsidiary companies                                                                253          (3,632)

Total retirement plans expense                                     $         12,958  $                10,987 $          6,526


Assumptions used in the accounting for the defined benefit plans were as follows:


                                                                          1994                  1993                1992
Discount rate as of December 31                                                8.5%                     7.0%             8.0%
Expected long-term rate of return on plan assets                               9.5%                     8.0%             9.0%
Rate of increase in compensation levels                                        5.0%                     3.5%             4.5%


The funded status of the defined benefit plans at December 31 was as follows:

( in thousands )
                                                                                                1994                1993
Actuarial present value of vested benefits                                           $             (106,416) $      (136,719)

Actuarial present value of accumulated benefits                                      $             (113,930) $      (146,178)

Actuarial present value of projected benefits                                        $             (164,333) $      (180,843)
Plan assets at fair value                                                                            157,694          172,688

Projected benefits in excess of plan assets                                                          (6,639)          (8,155)
Unrecognized net loss                                                                                  3,464           11,025
Unrecognized prior service cost                                                                        9,492            9,836
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                                                   (10,669)         (12,116)

Net pension asset (liability) recognized in the balance sheet                        $               (4,352) $            590


Plan assets consist of marketable equity and fixed-income securities.

The Company has unfunded health and life insurance benefit plans that are provided to certain retired employees. The combined number of 1) active employees eligible for such benefits and 2) retired employees receiving such benefits is approximately 5% of the Company's current workforce. The actuarial present value of the projected benefit obligation at December 31 was $6,900,000 in 1994 and $6,300,000 in 1993. The cost of the plan was:
1994, $500,000; 1993, $600,000; and 1992,  $600,000 (excluding $3,200,000 related to divested operations).



9.SEGMENT INFORMATION

Previously reported 1993 and 1992 segment information has been restated to conform with 1994 segment classifications. The Entertainment segment includes United Media licensing and syndication (previously included in the Publishing segment), Scripps Howard Productions (a producer of television programming), The Home & Garden Television Network (a 24-hour cable television channel that was launched on December 30, 1994), and the Company's equity interest in The Food Network and SportSouth cable television networks (previously reported in Miscellaneous, net). On March 31, 1994 the Company completed the acquisition of Cinetel Productions (an independent producer of programs for cable television). Cinetel's operating results from the date of acquisition are included in the Entertainment segment.

The Other segment includes book publishing operations which were sold in 1993 and TV Data which was sold in 1992.

Broadcasting operating income in 1994 was reduced by $7,900,000 as a result of the program rights write-down and was increased in 1993 by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed ASCAP (see Note 3).

Financial information relating to the Company's business segments is as follows:


( in thousands )
                                                                          1994                  1993                1992
OPERATING REVENUES
Newspapers                                                         $        602,938  $               568,054 $        608,687
Broadcasting                                                                288,184                  284,294          277,287
Cable television                                                            255,356                  251,792          238,116
Entertainment                                                                73,473                   84,741           87,209
Other                                                                                                  8,126           44,172
Total operating revenues                                           $      1,219,951  $             1,197,007 $      1,255,471

OPERATING INCOME
Newspapers                                                         $        119,539  $                75,389 $         60,234
Broadcasting                                                                 86,645                   81,958           69,932
Cable television                                                             39,784                   45,233           43,741
Entertainment                                                               (7,083)                  (1,561)            8,151
Other                                                                                                  (201)            5,100
Corporate                                                                  (14,838)                 (13,017)         (14,618)
Total operating income                                             $        224,047  $               187,801 $        172,540

DEPRECIATION
Newspapers                                                         $         28,399  $                30,070 $         31,879
Broadcasting                                                                  9,323                    9,470            9,174
Cable television                                                             45,843                   47,656           44,025
Entertainment                                                                 1,667                      899              826
Other                                                                                                     25              733
Corporate                                                                       651                      625            1,693
Total depreciation                                                 $         85,883  $                88,745 $         88,330

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $          6,858  $                 6,902 $          6,636
Broadcasting                                                                 11,946                   12,212           12,142
Cable television                                                             11,508                   12,371           13,399
Entertainment                                                                    72                       18               10
Other                                                                                                    630            1,412
Total amortization of intangible assets                            $         30,384  $                32,133 $         33,599

ASSETS
Newspapers                                                         $        621,008  $               667,167 $        705,112
Broadcasting                                                                517,982                  465,622          492,373
Cable television                                                            430,610                  425,168          414,518
Entertainment                                                                84,816                   82,538           39,037
Other                                                                                                                  25,393
Corporate                                                                    68,544                   42,570           28,512
Total assets                                                       $      1,722,960  $             1,683,065 $      1,704,945

CAPITAL EXPENDITURES
Newspapers                                                         $         21,226  $                24,523 $         75,648
Broadcasting                                                                 23,532                    9,733            8,129
Cable television                                                             41,616                   67,019           58,299
Entertainment                                                                 7,989                      981              297
Other                                                                                                                     150
Corporate                                                                     1,205                    1,608            2,695
Total capital expenditures                                         $         95,568  $               103,864 $        145,218


Corporate assets are primarily cash, investments, and refundable and deferred income taxes.

10.    COMMITMENTS AND CONTINGENCIES

The Company accrued an estimate of the ultimate costs of certain lawsuits associated with divested operations (see Note 3). The Company is also involved in other litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company is committed to purchase approximately $118,000,000 of program rights that are not currently available for broadcast, including programs not yet produced. If such programs are not produced the Company's commitment would expire without obligation.

The Company is diversified geographically and has a diverse customer base. The Company grants credit to substantially all of its customers.
Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company's financial position.

Minimum payments on non-cancelable leases at December 31, 1994 were as follows:


( in thousands )


1995                                                                                                      $         10,800
1996                                                                                                                 9,000
1997                                                                                                                 8,000
1998                                                                                                                 7,900
1999                                                                                                                 8,000
Later years                                                                                                         42,900

Total                                                                                                     $         86,600


Rental expense for cancelable and non-cancelable leases was as follows:


( in thousands )
                                                                          1994                  1993                1992
Rental expense, net of sublease income                             $         15,500  $                14,000 $         15,800


11.    CAPITAL STOCK AND INCENTIVE PLANS

The capital structure of the Company includes Common Voting stock and Class A Common stock. The articles of the Company provide that the holders of Class A Common stock, who are not entitled to vote on any other matters except as required by Delaware law, are entitled to elect the greater of three or one-third of the directors of the Company.

The 1987 Long-Term Incentive Plan ("1987 Plan") provides for the awarding of stock options, stock appreciation rights, performance units, and Class A Common stock to key employees. The number of shares authorized for issuance under the 1987 Plan is 3,250,000.

Stock options may be awarded to purchase Class A Common stock at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period. The plan expires on December 9, 1997, except for options then outstanding.

Information related to stock options is as follows:


                                                                                               Number               Price
                                                                                             of Shares            per Share
Outstanding at December 31, 1991                                                                   1,027,300      $ 16 - 24
Granted in 1992                                                                                      282,300        24 - 27
Exercised in 1992                                                                                    (4,050)             18
Forfeited in 1992                                                                                   (59,000)        20 - 27

Outstanding at December 31, 1992                                                                   1,246,550        16 - 27
Granted in 1993                                                                                      667,500        24 - 34
Exercised in 1993                                                                                  (133,775)        16 - 24
Forfeited in 1993                                                                                   (40,775)        18 - 27

Outstanding at December 31, 1993                                                                   1,739,500        16 - 34
Granted in 1994                                                                                      493,500        27 - 30
Exercised in 1994                                                                                   (87,025)        18 - 26
Forfeited in 1994                                                                                   (20,000)        18 - 26

Outstanding at December 31, 1994                                                                   2,125,975      $ 16 - 34

Exercisable at December 31, 1994                                                                   1,461,975      $ 16 - 34


Awards of Class A Common stock will vest over an incentive period, conditioned upon the individual's employment throughout that period. During the vesting period shares issued are non-transferable, but the shares are entitled to all the rights of an outstanding share. Upon vesting, when the stock awards become taxable to the employees, additional awards of cash may also be made.

Information related to awards of Class A Common stock is as follows:


( in thousands, except share data )

                                                                    1994                  1993                1992
Shares of Class A Common stock:
     Awarded                                                                 53,000                   32,000           16,750
     Forfeited                                                                2,810                    4,270            3,500
Compensation expense recognized                                    $            500  $                   300 $            700

12.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:



( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1994                                                              Quarter      Quarter       Quarter      Quarter       Total
Operating revenues:
   Newspapers                                                 $    142,037 $     151,765 $    147,145 $    161,991 $     602,938
   Broadcasting                                                     60,353        73,892       68,200       85,739       288,184
   Cable television                                                 62,385        63,266       63,944       65,761       255,356
   Entertainment                                                    20,978        18,676       16,689       17,130        73,473

   Total operating revenues                                        285,753       307,599      295,978      330,621     1,219,951

Operating expenses:
   Employee compensation and benefits                               88,123        90,182       87,550       94,117       359,972
   Program rights and production costs                              27,224        28,957       28,047       37,468       121,696
   Newsprint and ink                                                20,657        22,131       23,586       27,786        94,160
   Other operating expenses                                         68,622        72,427       74,676       88,084       303,809
   Depreciation and amortization                                    29,025        30,660       28,313       28,269       116,267

   Total operating expenses                                        233,651       244,357      242,172      275,724       995,904

Operating income                                                    52,102        63,242       53,806       54,897       224,047
Interest expense                                                   (4,659)       (4,613)      (3,919)      (3,425)      (16,616)
Net gains and unusual items                                                       31,621        (734)     (19,736)        11,151
Miscellaneous, net                                                     122         (374)          539      (1,273)         (986)
Income taxes                                                      (20,352)      (39,174)     (21,358)      (6,041)      (86,925)
Minority interests                                                 (2,116)       (2,878)      (2,229)        (765)       (7,988)

Net income                                                    $     25,097 $      47,824 $     26,105 $     23,657 $     122,683

Net income per share of common stock                                 $ .34         $ .64        $ .35        $ .30         $1.61

Cash dividends per share of common stock                             $ .11         $ .11        $ .11        $ .11         $ .44

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1993                                                              Quarter      Quarter       Quarter      Quarter       Total
Operating revenues:
   Newspapers                                                 $    134,463 $     143,632 $    137,414 $    152,545 $     568,054
   Broadcasting                                                     61,845        77,401       67,178       77,870       284,294
   Cable television                                                 63,190        63,715       62,624       62,263       251,792
   Entertainment                                                    19,625        18,644       24,964       21,508        84,741
   Other                                                             4,529         3,597                                   8,126

   Total operating revenues                                        283,652       306,989      292,180      314,186     1,197,007

Operating expenses:
   Employee compensation and benefits                               92,337        94,493       93,461       95,555       375,846
   Program rights and production costs                              26,674        29,205       35,140       28,260       119,279
   Newsprint and ink                                                21,218        23,386       22,176       22,282        89,062
   Other operating expenses                                         68,560        77,436       73,483       84,662       304,141
   Depreciation and amortization                                    29,626        30,047       30,572       30,633       120,878

   Total operating expenses                                        238,415       254,567      254,832      261,392     1,009,206

Operating income                                                    45,237        52,422       37,348       52,794       187,801
Interest expense                                                   (7,911)       (7,148)      (6,119)      (6,108)      (27,286)
Net gains and unusual items                                         23,162         1,774      (2,922)       72,360        94,374
Miscellaneous, net                                                     872       (1,431)        (863)      (1,130)       (2,552)
Income taxes                                                      (26,682)      (20,975)     (11,521)     (47,572)     (106,750)
Minority interests                                                 (2,080)       (2,555)      (1,856)     (10,410)      (16,901)

Net income                                                    $     32,598 $      22,087 $     14,067 $     59,934 $     128,686

Net income per share of common stock                                 $ .44         $ .30        $ .19        $ .80         $1.72

Cash dividends per share of common stock                             $ .11         $ .11        $ .11        $ .11         $ .44


The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted average number of shares outstanding for that period.

                         THE E.W. SCRIPPS COMPANY

            Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS                                                                                 SCHEDULE VIII
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD
YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful
    accounts receivable                               $       6,316 $      6,512 $      7,776                   $          5,052
Allowance for sales returns                                     679                        78                                601

Total receivable allowances                           $       6,995 $      6,512 $      7,854                   $          5,653


YEAR ENDED DECEMBER 31, 1993:
Allowance for doubtful
    accounts receivable                               $       6,177 $      9,080 $      8,414 $          (527)  $          6,316
Allowance for sales returns                                   6,148        1,262          876          (5,855)               679

Total receivable allowances                           $      12,325 $     10,342 $      9,290 $        (6,382)  $          6,995


YEAR ENDED DECEMBER 31, 1992:
Allowance for doubtful
    accounts receivable                               $       5,990 $     10,637 $     10,783 $            333  $          6,177
Allowance for sales returns                                   4,631        5,833        4,316                              6,148

Total receivable allowances                           $      10,621 $     16,470 $     15,099 $            333  $         12,325

                         THE E.W. SCRIPPS COMPANY

                             Index to Exhibits




Exhibit                                                                                           Exhibit No.
Number                                 Description of Item                                Page    Incorporated
 3.01  Certificate of Incorporation of the Company                                          (1)    3.01
 3.02  By-laws of the Company                                                               (1)    3.02
 4.01  Class A Common Stock Certificate                                                     (4)     4
 4.02  Form of Indenture                                                                    (2)    4.1
 4.03  Form of Debt Securities                                                              (2)    4.2
 4.04  Form of Guarantee                                                                    (2)    4.3
10.01  Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
           Journal Publishing Company, New Mexico State Tribune Company, and
           Albuquerque Publishing Company, as amended                                       (1)   10.01
10.02  Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
           Birmingham News Company and Birmingham Post Company                              (1)   10.02
10.03  Joint Operating Agreement, dated September 23, 1977, between the
           Cincinnati Enquirer, Inc., and the Company, as amended                           (1)   10.03
10.04  Joint Operating Agreement, dated May 24, 1989, between the El Paso Times, Inc.
           and the Company, as amended                                                      (9)   10.04
10.05  Amended and Restated Joint Operating Agreement, dated October 23, 1986, among
           Evansville Press Company, Inc., Hartmann Publications, Inc., and Evansville
           Printing Corporation                                                             (1)   10.05
10.06  Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
           Number Seven, and Jefferson Building Partnership                                 (1)   10.08A
10.06A Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
           New Mexico State Tribune Company, Number Seven, and Jefferson Building
           Partnership                                                                      (1)   10.08B
10.07  Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
           Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
           Trust, as amended                                                                (1)   10.11
10.20  Competitive Advance and Revolving Credit Facility Agreement, dated
           September 30, 1988, among the Company, Scripps Howard, Inc., and
           Chemical Bank, et.al.                                                            (3)   10.15
10.20A Consent and Agreement, dated September 22, 1989, among Scripps Howard, Inc.
           and each of the banks party to the Competitive Advance and Revolving Credit
           Facility Agreement, dated September 30, 1988                                     (5)   10.29D
10.20B First Amendment, dated June 30, 1990, to the Competitive Advance and Revolving
           Credit Facility Agreement, dated September 30, 1988                              (5)   10.29B
10.20C Consent and Second Amendment, dated September 23, 1990, among Scripps Howard, Inc.
           and each of the banks party to the Competitive Advance and Revolving Credit
           Facility Agreement, dated September 30, 1988                                     (5)   10.29A
10.20D Consent and Second Amendment, dated September 22, 1991, among
           Scripps Howard, Inc. and each of the banks party to the Competitive Advance
           and Revolving Credit Facility Agreement dated September 30, 1988                 (5)   10.29C
10.20E Third Amendment Agreement dated December 6, 1991, amending the Competitive
           Advance and Revolving Credit Facility Agreement dated September 30, 1988         (2)   10.03
10.20F Unconditional Guarantee dated December 6, 1991 by The E. W. Scripps Company of the indebtedness of Scripps Howard, Inc., under the Competitive Advance and
           Revolving Credit Agreement dated September 30, 1988                              (2)   10.20
10.21  Master Note Agreement dated June 15, 1990                                            (5)   10.34
10.22  Short-Term/Medium-Term Note Facility                                                 (5)   10.33
10.22A First Amendment Agreement, dated December 9, 1991, amending Credit Agreement, dated September 21, 1990, between Scripps Howard, Inc., the Lenders named
           therein, and the Travelers Insurance Company, as agent for the Lenders           (2)   10.09
10.22B Guaranty, dated December 9, 1991, by The E. W. Scripps Company of the indebtedness of Scripps Howard, Inc. under the Credit Agreement, dated September 21, 1990, between Scripps Howard, Inc., the Lenders named therein, and the Travelers
           Insurance Company, as agent for the Lenders                                      (2)   10.32
10.23  9.0% Senior Notes due February 15, 1996 (Various agreements totaling $50,000,000)    (5)   10.32
10.25  Scripps Howard, Inc. Guaranteed Medium Term Notes, The E. W. Scripps Company
           Guarantor Agency Agreement                                                       (8)     1
10.25A Scripps Howard, Inc. Medium Term Note, Series A, Fixed Rate                          (8)    4.1
10.25B Scripps Howard, Inc. Medium Term Note, Series A, Floating Rate                       (8)    4.2
10.40  Second Amended and Restated Partnership Agreement for Sacramento Cable
           Television, dated January 17, 1985, between Scripps Howard Cable Company
           and Sacramento and River City Cablevision, Inc.                                  (1)   10.29
10.42  Asset Exchange Agreement dated December 17, 1992 between
           Blade Communications, Inc., Monterey Peninsula Herald Company, Scripps
           Howard, Inc., and Pittsburgh Press Company                                       (7)    (C)
10.43A Asset Purchase Agreement Among Scripps Howard Broadcasting Company,
           Ellis Communications, Inc., and Elcom of Memphis, Inc.                          (10)    (C)
10.43B Asset Purchase Agreement Between Scripps Howard Broadcasting Company
           and Capitol Broadcasting Company, Incorporated                                  (10)    (C)
10.43C Asset Purchase Agreement Among Scripps Howard Broadcasting Company,
           Baycom Oregon L.P., and Baycom Partners, L.P.                                   (10)    (C)
10.44  Agreement and Plan of Merger by and among Scripps Howard Broadcasting Company:
           The E.W. Scripps Company, and SHB Merger Corporation                            (11)   10.58
10.52  Description of Annual and Medium Term Bonus Plan                                     (1)   10.34
10.52A Description of Deferred Compensation Plan                                            (1)   10.35A
10.52B Form of Election Agreement for Annual Bonus Plan Deferral                            (1)   10.35B
10.52C Form of Election Agreement for Medium Term Bonus Plan Deferral                       (1)   10.35C
10.53  1987 Long-Term Incentive Plan                                                        (1)   10.36
10.53A Form of Nonqualified Stock Option Agreement                                          (1)   10.36A
10.53B Form of Restricted Share Award Agreement                                             (1)   10.36B
10.54  Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
           as amended                                                                       (1)   10.39A
10.54A Assignment, Assumption, and Release Agreement, dated December 31, 1987,
           between the Company, Scripps Howard, Inc., and Charles E. Scripps                (1)   10.39B
10.54B Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
           the Company and Charles E. Scripps                                               (1)   10.39C
10.55  Board Representation Agreement, dated March 14, 1986, between
           The Edward W. Scripps Trust and John P. Scripps                                  (1)   10.44
10.56  Shareholder Agreement, dated March 14, 1986, between the Company and the
           Shareholders of John P. Scripps Newspapers                                       (1)   10.45
10.57  Scripps Family Trust Agreement dated October 15, 1992                                (6)     1
  12   Computation of Ratio of Earnings to Fixed Charges                                    E-4
  22   Subsidiaries of the Company                                                          E-5
  24   Consent of Deloitte & Touche LLP                                                     E-6
  27   Financial Data Schedule                                                              E-7


    (1)  Incorporated by reference to Registration Statement on Form S-1
         (File No. 33-21714).

    (2)  Incorporated by reference to Registration Statement on Form S-3
         (File No. 33-43989).

    (3)  Incorporated by reference to The E.W. Scripps Company Annual
         Report on Form 10-K for the year ended December 31, 1988.

    (4)  Incorporated by reference to The E.W. Scripps Company Annual
         Report on Form 10-K for the year ended December 31, 1990.

    (5)  Incorporated by reference to Form 8 Amendment No. 1 to The E.W.
         Scripps Company Annual Report on Form 10-K for the year ended December
         31, 1990.

    (6)  Incorporated by reference to The E.W. Scripps Company Current
         Report on Form 8-K dated October 15, 1992.

    (7)  Incorporated by reference to The E.W. Scripps Company Current
         Report on Form 8-K dated December 31, 1992.

    (8)  Incorporated by reference to The E.W. Scripps Company Current
         Report on Form 8-K dated May 15, 1992.

    (9)  Incorporated by reference to The E.W. Scripps Company Annual
         Report on Form 10-K for the year ended December 31, 1991.

    (10) Incorporated by reference to Scripps Howard Broadcasting Company
         Current Report on Form 8-K dated August 3, 1993.

    (11) Incorporated by reference to Registration Statement on Form S-4
         (File No. 33-54591)