Form 10-Q
period 1995-03-31
SCRIPPS E W CO /DE
filed 1995-05-15
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1995

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 28, 1995 the registrant had outstanding 59,741,319 shares of Class A Common stock and 20,174,833 shares of Common Voting stock.

                   INDEX TO THE E.W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995



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



ITEM 5.    OTHER INFORMATION

None.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                               Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.



                          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.





                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE E.W. SCRIPPS COMPANY




Dated:         May 15, 1995         BY:/s/ Daniel J. Castellini
                                    D. J. Castellini
                                    Senior Vice President, Finance &
                                    Administration

                       THE E.W. SCRIPPS COMPANY


                    Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Stockholders' Equity                F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-10

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                    As of
                                                                                March 31,       December 31,       March 31,
                                                                                   1995             1994             1994
                                                                               (Unaudited)                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                             $          28,227 $          16,609 $         14,165
   Accounts and notes receivable (less
      allowances - $5,485, $5,653, $5,543)                                         143,180           155,917          127,313
   Program rights and production costs                                              27,644            35,073           42,586
   Inventories                                                                      25,248            22,201           24,868
   Refundable income taxes                                                           1,810            25,214
   Deferred income taxes                                                            25,092            22,007           18,424
   Miscellaneous                                                                    20,754            20,007           21,367
   Total current assets                                                            271,955           297,028          248,723

Investments                                                                         34,308            35,146           66,166

Property, Plant, and Equipment                                                     711,500           713,763          719,216

Goodwill and Other Intangible Assets                                               609,949           616,113          548,625

Other Assets:
   Program rights and production costs (less current portion)                       34,476            38,779           45,886
   Miscellaneous                                                                    10,406            22,131           17,795
Total other assets                                                                  44,882            60,910           63,681

TOTAL ASSETS                                                             $       1,672,594 $        1,722,960 $      1,646,411


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                 As of
                                                                                March 31,       December 31,       March 31,
                                                                                   1995             1994             1994
                                                                               (Unaudited)                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                                         $         62,582
   Accounts payable                                                      $          63,613 $         131,592           71,959
   Customer deposits and unearned revenue                                           22,194            23,846           20,180
   Accrued liabilities:
      Employee compensation and benefits                                            30,208            32,648           31,058
      Artist and author royalties                                                   10,306             8,177           11,141
      Copyright and programming costs                                                7,341             7,522            6,718
      Interest                                                                       2,129             1,999            3,186
      Income taxes                                                                   3,264             2,507           13,515
      Miscellaneous                                                                 47,792            50,533           37,349
   Total current liabilities                                                       186,847           258,824          257,688

Deferred Income Taxes                                                              152,059           150,968          172,716

Long-Term Debt (less current portion)                                              110,455           110,431          151,560

Other Long-Term Obligations and Minority Interests                                 118,007           119,269          195,570

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares;
      none outstanding
   Common stock, $.01 par:
      Class A - authorized:  120,000,000 shares;  issued and
         outstanding:  59,715,019, 59,671,242,
         and 54,596,643 shares                                                         597               597              546
      Voting - authorized:  30,000,000 shares; issued and
         outstanding:  20,174,833 shares                                               202               202              202
   Total                                                                               799               799              748
   Additional paid-in capital                                                      249,173           248,098           98,272
   Retained earnings                                                               843,535           823,204          750,852
   Unrealized gains on securities available for sale                                12,430            12,518           19,110
   Unvested restricted stock awards                                                 (1,981)           (2,036)            (899)
   Foreign currency translation adjustment                                           1,270               885              794
   Total stockholders' equity                                                    1,105,226         1,083,468          868,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       1,672,594 $       1,722,960 $      1,646,411

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
( in thousands, except share data )                                                                        Three months ended
                                                                                                                March 31,
                                                                                                       1995                 1994
Operating Revenues:
   Advertising                                                                                    $     108,251         $  100,744
   Circulation                                                                                           31,320             29,556
   Other newspaper revenue                                                                               12,036             11,737
   Total newspapers                                                                                     151,607            142,037
   Broadcast television                                                                                  66,968             60,353
   Cable television                                                                                      66,995             62,385
   Entertainment                                                                                         26,694             20,978
   Total operating revenues                                                                             312,264            285,753

Operating Expenses:
   Employee compensation and benefits                                                                    94,822             88,123
   Program rights and production costs                                                                   32,737             27,224
   Newsprint and ink                                                                                     26,871             20,657
   Other operating expenses                                                                              74,164             68,622
   Depreciation                                                                                          22,121             21,412
   Amortization of intangible assets                                                                      7,665              7,613
   Total operating expenses                                                                             258,380            233,651

Operating Income                                                                                         53,884             52,102

Other Credits (Charges):
   Interest expense                                                                                      (3,487)            (4,659)
   Miscellaneous, net                                                                                     1,627                122
   Net other credits (charges)                                                                          (1,860)            (4,537)

Income Before Income Taxes and Minority Interests                                                        52,024             47,565
Provision for Income Taxes                                                                               21,975             20,352

Income Before Minority Interests                                                                         30,049             27,213
Minority Interests                                                                                          935              2,116

Net Income                                                                                        $      29,114         $   25,097

Per Share of Common Stock:
   Net income                                                                                             $0.36              $0.34

   Dividends declared                                                                                     $0.11              $0.11

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
( in thousands )                                                                                            Three months ended
                                                                                                                March 31,
                                                                                                       1995                 1994
Cash Flows from Operating Activities:
Net income                                                                                      $      29,114    $          25,097
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                      29,786             29,025
      Deferred income taxes                                                                             (1,947)              1,535
      Minority interests in income of subsidiary companies                                                  935              2,116
      Changes in certain working capital accounts, net of effects
         from subsidiary companies purchased and sold                                                  (35,834)             13,772
      Miscellaneous, net                                                                                 18,260              3,037
Net operating activities                                                                                 40,314             74,582

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                            (20,331)           (20,433)
Purchase of subsidiary companies and investments                                                        (2,074)           (18,131)
Sale of subsidiary companies and investments                                                              2,711
Miscellaneous, net                                                                                          742              2,762
Net investing activities                                                                               (18,952)           (35,802)

Cash Flows from Financing Activities:
Payments on long-term debt                                                                                 (13)           (33,814)
Dividends paid                                                                                          (8,783)            (8,223)
Dividends paid to minority interests                                                                      (421)              (885)
Miscellaneous, net                                                                                        (527)              (299)
Net financing activities                                                                                (9,744)           (43,221)

Increase (Decrease) in Cash and Cash Equivalents                                                         11,618            (4,441)

Cash and Cash Equivalents:
Beginning of year                                                                                        16,609             18,606

End of period                                                                                   $        28,227  $          14,165


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                 $         3,323  $           4,307
   Income taxes paid (refunded)                                                                           (903)             12,208
   Increase in program rights and related liabilities                                                     5,762              6,713

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
( in thousands, except share data )

                                                                                         Unrealized
                                                                                          Gains on        Unvested        Foreign
                                                            Additional                   Securities      Restricted       Currency
                                                 Common      Paid-in        Retained      Available        Stock        Translation
                                                 Stock       Capital        Earnings      for Sale         Awards       Adjustment
Balances at December 31, 1993                  $   748    $    97,945    $   733,978 $        27,381   $    (1,009)    $         592

Net income                                                                    25,097
Dividends:  declared and
     paid - $.11 per share                                                   (8,223)
Class A Common shares issued pursuant to
    compensation plans, net:
    12,550 shares issued,
    and 2,402 shares repurchased                                  270
Tax benefits on compensation plans                                 57
Amortization of restricted stock awards                                                                         110
Foreign currency translation adjustment                                                                                          202
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of ($4,454)                                                    (8,271)

Balances at March 31, 1994                     $   748    $    98,272    $   750,852 $        19,110   $      (899)    $         794

Balances at December 31, 1994                  $   799    $   248,098    $   823,204 $        12,518   $    (2,036)    $         885

Net income                                                                    29,114
Dividends:  declared and
     paid - $.11 per share                                                   (8,783)
Class A Common shares issued pursuant to
    compensation plans, net:
    58,500 shares issued,
    and 14,723 shares repurchased                                 811                                          (86)
Tax benefits on compensation plans                                264
Amortization of restricted stock awards                                                                         141
Foreign currency translation adjustment                                                                                          385
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of ($47)                                                          (88)

Balances at March 31, 1995                     $   799    $   249,173    $   843,535 $        12,430   $    (1,981)    $       1,270

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Financial information as of December 31, 1994 included in these financial statements has been derived from the audited consolidated financial statements included in that report.
  In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

  Results of operations for the three-month period ended March
  31, 1995 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1995.

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding.
  The weighted average common shares outstanding were as follows:


  ( in thousands )                                                                                         Three months ended
                                                                                                                March 31,
                                                                                                       1995                 1994
  Weighted average shares outstanding                                                                  79,854               74,762


  Reclassification - For comparison purposes certain 1994 items have been reclassified to conform with 1995 classifications.

2.ACQUISITIONS AND DIVESTITURES

A.Acquisitions

  1995 - The Company acquired a cable television system.

  1994 - The Company acquired Cinetel Productions (an independent producer of programs for cable television).

  The following table presents additional information about the acquisitions:

          ( in thousands )                                                                                Three months ended
                                                                                                               March 31,
                                                                                                     1995                    1994
          Goodwill and other intangible assets acquired                                          $        85              $    3,245
          Other assets acquired                                                                           47                  14,725

          Cash paid                                                                              $       132              $   17,970


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

B.Divestitures

  1995 - The Company sold its Watsonville, California, daily newspaper.

3.LONG-TERM DEBT

  Long-term debt consisted of the following:


  ( in thousands )                                                                                   As of
                                                                                March 31,         December 31,     March 31,
                                                                                  1995               1994            1994
  Variable Rate Credit Facilities                                                                               $      54,200
  7.375% notes, due in 1998                                                  $      61,198    $       61,161           99,301
  9.0% notes, due in 1996                                                           47,000            47,000           50,000
  8.5% notes, payable through 1994                                                                                      8,334
  Other notes                                                                        2,257             2,270            2,307

  Total long-term debt                                                             110,455           110,431          214,142
  Current portion of long-term debt                                                                                    62,582

  Long-term debt (less current portion)                                      $     110,455    $      110,431    $     151,560


  Weighted average interest rate on Variable Rate
       Credit Facilities at balance sheet date                                                                           3.5%


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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of operations were as follows:


( in thousands, except per share data )                                                                    Year-to-Date
                                                                                                    1995      Change         1994
Operating revenues:
     Newspapers                                                                                 $  151,313       7.2 %   $  141,210
     Broadcast television                                                                           66,968      11.0 %       60,353
     Cable television                                                                               66,995       7.4 %       62,385
     Entertainment                                                                                  26,694      27.2 %       20,978

     Continuing operations                                                                         311,970       9.5 %      284,926
     Divested operations                                                                               294                      827

Total operating revenues                                                                        $  312,264               $  285,753

Operating income:
     Newspapers                                                                                 $   29,522       5.0 %   $   28,118
     Broadcast television                                                                           16,296       3.2 %       15,790
     Cable television                                                                               13,464      41.4 %        9,525
     Entertainment                                                                                   (844)                    2,045
     Corporate                                                                                     (4,446)                  (3,277)

     Continuing operations                                                                          53,992       3.4 %       52,201
     Divested operations                                                                             (108)                     (99)

Total operating income                                                                              53,884                   52,102
Interest expense                                                                                   (3,487)                  (4,659)
Miscellaneous, net                                                                                   1,627                      122
Income taxes                                                                                      (21,975)                 (20,352)
Minority interest                                                                                    (935)                  (2,116)

Net income                                                                                      $   29,114      16.0 %   $   25,097


Net income per share of common stock                                                                 $ .36       5.9 %        $ .34


( in thousands )                                                                                           Year-to-Date
                                                                                                    1995      Change         1994
Other Financial and Statistical Data:

Total advertising revenues                                                                      $  178,813       9.9 %   $  162,634

Advertising revenues as a
     percentage of total revenues                                                                   57.3 %                   57.1 %

EBITDA:
     Newspapers                                                                                 $   38,629       4.4 %   $   36,987
     Broadcast television                                                                           22,515       8.1 %       20,820
     Cable television                                                                               27,187      12.0 %       24,267
     Entertainment                                                                                   (276)                    2,242
     Corporate                                                                                     (4,280)                  (3,129)

     Continuing operations                                                                      $   83,775       3.2 %   $   81,187

Effective income tax rate                                                                           42.2 %                   42.8 %

Weighted average shares outstanding                                                                 79,854       6.8 %       74,762

Total capital expenditures                                                                      $   20,331      (0.5)%   $   20,433


Interest expense decreased as a result of reduced borrowings.
Minority interests decreased as a result of the September 1994 acquisition of the remaining minority interest in Scripps Howard
Broadcasting Company.

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

The Company sold its Watsonville, California, daily newspaper in the first quarter of 1995.

Operating results, excluding the Watsonville newspaper, are presented on the following pages. The results of the divested operation are excluded from the segment operating results because management believes it is not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Watsonville newspaper, were as follows:


( in thousands, except newsprint information )                                                             Year-to-Date
                                                                                                    1995      Change         1994
Operating revenues:
     Local                                                                                      $   46,815       3.9 %   $   45,046
     Classified                                                                                     42,094      13.5 %       37,072
     National                                                                                        3,889      (2.4)%        3,985
     Preprint                                                                                       15,225       8.6 %       14,018

     Newspaper advertising                                                                         108,023       7.9 %      100,121
     Circulation                                                                                    31,270       6.3 %       29,414
     Joint operating agency distributions                                                           10,173       4.2 %        9,766
     Other                                                                                           1,847      (3.2)%        1,909

Total operating revenues                                                                           151,313       7.2 %      141,210

Operating expenses:
     Employee compensation and benefits                                                             54,780       1.4 %       54,005
     Newsprint and ink                                                                              26,846      30.4 %       20,583
     Other                                                                                          31,058       4.8 %       29,635
     Depreciation and amortization                                                                   9,107       2.7 %        8,869

Total operating expenses                                                                           121,791       7.7 %      113,092

Operating income                                                                                $   29,522       5.0 %   $   28,118

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                               $   38,629       4.4 %   $   36,987

Percent of operating revenues:
    Operating income                                                                                19.5 %                   19.9 %
    EBITDA                                                                                          25.5 %                   26.2 %

Capital expenditures                                                                            $    3,194     (47.4)%   $    6,073

Advertising inches:
     Local                                                                                           1,706      (0.1)%        1,707
     Classified                                                                                      2,559       8.2 %        2,366
     National                                                                                           83       6.4 %           78

     Total full run ROP                                                                              4,348       4.7 %        4,151

Newsprint information:
     Consumption (in tonnes)                                                                        47,724       1.4 %       47,055

     Weighted average cost per tonne                                                                 $ 541      29.1 %        $ 419


EBITDA for the newspaper division improved as increased advertising revenues and cost control measures more than offset the sharp rise in the price of newsprint. Advertising revenues and volume increased at most of the Company's newspapers.

Newsprint prices are expected to increase further in 1995. Based on price increases announced by suppliers, including an increase effective May 1995, the average price of newsprint for the 1995 full-year period will be approximately 40% higher than in 1994.


BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:


( in thousands )                                                                                             Year-to-
                                                                                                               Date
                                                                                                    1995      Change         1994
Operating revenues:
     Local                                                                                      $   35,256       8.5 %   $   32,487
     National                                                                                       27,668       9.3 %       25,325
     Political                                                                                          61                      362
     Other                                                                                           3,983      82.8 %        2,179

Total operating revenues                                                                            66,968      11.0 %       60,353

Operating expenses:
     Employee compensation and benefits                                                             21,710      21.0 %       17,938
     Program rights                                                                                 10,350     (13.9)%       12,026
     Other                                                                                          12,393      29.5 %        9,569
     Depreciation and amortization                                                                   6,219      23.6 %        5,030

Total operating expenses                                                                            50,672      13.7 %       44,563

Operating income                                                                                $   16,296       3.2 %   $   15,790

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                               $   22,515       8.1 %   $   20,820

Percent of operating revenues:
    Operating income                                                                                24.3 %                   26.2 %
    EBITDA                                                                                          33.6 %                   34.5 %

Capital expenditures                                                                            $    4,318      60.4 %   $    2,692



Revenues increased sharply at the Company's Phoenix and Tampa television stations. The Company negotiated 10-year affiliation agreements with ABC to replace those stations' Fox affiliations in 1994. The Company also entered into a 10-year affiliation with NBC in Kansas City in 1994, replacing that station's Fox affiliation. The increase in employee costs, other expenses, depreciation and amortization, and capital expenditures is due primarily to the Company's expanded schedules of local news programs at the former Fox affiliates. The decrease in program rights expense is due to the availability of more network programming at the former Fox affiliates.

Depreciation and amortization also increased as a result of the acquisition of the remaining minority interest in Scripps Howard
Broadcasting Company.

CABLE TELEVISION - In March 1995 the Company announced plans to evaluate strategic options for its cable television division and engaged Merrill Lynch & Company to assist with the process. The Company intends to develop a long-term strategy which could include seeking joint ventures with other cable operators, selling some or all of the Company's current systems, or acquiring additional systems.

Operating results for the cable television segment were as follows:


( in thousands, except per subscriber information )                                                        Year-to-Date
                                                                                                    1995      Change         1994
Operating revenues:
     Basic services                                                                             $   44,314       8.0 %   $   41,037
     Premium programming services                                                                   12,503       4.2 %       11,997
     Other monthly service                                                                           4,364       3.6 %        4,214
     Advertising                                                                                     2,582      19.5 %        2,160
     Installation and miscellaneous                                                                  3,232       8.6 %        2,977

Total operating revenues                                                                            66,995       7.4 %       62,385

Operating expenses:
     Employee compensation and benefits                                                             11,002       4.3 %       10,549
     Program costs                                                                                  17,191      15.1 %       14,939
     Other                                                                                          11,615      (8.0)%       12,630
     Depreciation and amortization                                                                  13,723      (6.9)%       14,742

Total operating expenses                                                                            53,531       1.3 %       52,860

Operating income                                                                                $   13,464      41.4 %   $    9,525

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                               $   27,187      12.0 %   $   24,267

Percent of operating revenues:
    Operating income                                                                                20.1 %                   15.3 %
    EBITDA                                                                                          40.6 %                   38.9 %

Capital expenditures                                                                            $    7,693     (33.2)%   $   11,521

Average number of basic subscribers                                                                  746.1       5.7 %        705.8

Average monthly revenue
     per basic subscriber                                                                          $ 29.93       1.6 %      $ 29.46

Homes passed at end of period                                                                      1,176.1       2.5 %      1,147.8

Basic subscribers at end of period                                                                   752.1       5.7 %        711.3

Penetration rate                                                                                    63.9 %                   62.0 %


ENTERTAINMENT - Operating results for the entertainment segment were as follows:


( in thousands )                                                                                           Year-to-Date
                                                                                                    1995      Change         1994
Operating revenues:
     Licensing                                                                                  $   15,482      (2.1)%   $   15,808
     Syndication                                                                                     4,424      (6.2)%        4,714
     Advertising                                                                                     1,240
     Film and television programming                                                                 5,548                      456

Total operating revenues                                                                            26,694      27.2 %       20,978

Operating expenses:
     Employee compensation and benefits                                                              4,595      43.4 %        3,205
     Artists' royalties                                                                             10,285      (3.3)%       10,641
     Programming and production costs                                                                5,196                      259
     Other                                                                                           6,894      48.9 %        4,631
     Depreciation and amortization                                                                     568     188.3 %          197

Total operating expenses                                                                            27,538      45.4 %       18,933

Operating income                                                                                $    (844)    (141.3)%   $    2,045

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                               $    (276)    (112.3)%   $    2,242

Percent of operating revenues:
    Operating income                                                                                (3.2)%                    9.7 %
    EBITDA                                                                                          (1.0)%                   10.7 %

Capital expenditures                                                                            $    4,193               $       31



The Company acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations are included in the Entertainment segment from the date of acquisition.

The year-over-year change in the exchange rate for the Japanese yen increased licensing revenues $700,000.

Operating losses for the Home & Garden Television network ("HGTV") totaled $3,200,000 in 1995 and $300,000 in 1994.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $40,000,000 in 1995 compared to $75,000,000 in 1994.

Cash flow from operating activities in 1995 was used primarily for capital expenditures of $20,300,000, acquisitions and investments of $2,100,000, and dividend payments of $9,200,000.

The Company expects to finance its capital requirements and investment in HGTV primarily through cash flow from operations.

                       THE E.W. SCRIPPS COMPANY


                           Index to Exhibits


Exhibit
  No.
                               Item                      Page


  12          Ratio of Earnings to Fixed Charges         E-2

RATIO OF EARNINGS TO FIXED CHARGES                                                                                        EXHIBIT 12
( in thousands )                                                                                           Three months ended
                                                                                                                March 31,
                                                                                                       1995                 1994
EARNINGS AS DEFINED:
Earnings from operations before income taxes after
     eliminating undistributed earnings of 20%- to
     50%-owned affiliates                                                                         $      57,089         $   48,674
Fixed charges excluding capitalized interest and
     preferred stock dividends of majority-owned
     subsidiary companies                                                                                 4,851              6,000

Earnings as defined                                                                               $      61,940         $   54,674

FIXED CHARGES AS DEFINED:
Interest expense, including amortization of
     debt issue costs                                                                             $       3,487         $    4,659
Interest capitalized                                                                                         33
Portion of rental expense representative
     of the interest factor                                                                               1,364              1,147
Preferred stock dividends of majority-owned
     subsidiary companies                                                                                    20                 20
Share of interest expense related to guaranteed debt
     50%-owned affiliated company                                                                                              194

Fixed charges as defined                                                                          $       4,904         $    6,020

RATIO OF EARNINGS TO FIXED CHARGES                                                                        12.63               9.08
