Form 10-Q
period 1995-06-30
SCRIPPS E W CO /DE
filed 1995-07-21
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 13, 1995 the registrant had outstanding 60,013,230 shares of Class A Common stock and 19,990,833 shares of Common Voting stock.

              INDEX TO THE E.W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 1995 Annual
Meeting of Shareholders.



                                                                      Broker
Description of Matter Submitted  In Favor     Against     Abstain    Non-Votes

Class A Common stock:
   Election of Directors
   David R. Huhn                 54,729,702     437,559               4,519,258
   Daniel J. Meyer               54,729,602     437,659               4,519,258
   Nicholas B. Paumgarten        54,729,801     437,460               4,519,258

Common voting stock:
   Election of Directors         18,075,995                           2,098,838

   Adopt Stock Option Plan for
      Non-Employee Directors     18,075,995                           2,098,838

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


                             THE E.W. SCRIPPS COMPANY



Dated:         July 21, 1995        BY:/s/ Daniel J. Castellini
                                           D. J. Castellini
                                           Senior Vice President,
                                           Finance & Administration

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







CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1995               1994              1994
                                                                             (Unaudited)                           (Unaudited)


ASSETS
Current Assets:
   Cash and cash equivalents                                            $          25,073 $           16,609 $         12,483
   Accounts and notes receivable (less
      allowances - $5,434, $5,653, $5,819)                                        157,843            155,917          139,833
   Program rights and production costs                                             20,205             35,073           36,812
   Inventories                                                                     27,488             22,201           24,712
   Refundable income taxes                                                         18,115             25,214
   Deferred income taxes                                                           24,598             22,007           18,651
   Miscellaneous                                                                   23,213             20,007           23,471
   Total current assets                                                           296,535            297,028          255,962

Investments                                                                        41,152             35,146           60,323

Property, Plant, and Equipment                                                    716,609            713,763          713,686

Goodwill and Other Intangible Assets                                              603,047            616,113          542,301

Other Assets:
   Program rights and production costs (less current portion)                      31,298             38,779           36,622
   Miscellaneous                                                                   10,418             22,131           22,058
Total other assets                                                                 41,716             60,910           58,680

TOTAL ASSETS                                                            $       1,699,059 $        1,722,960 $      1,630,952


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1995               1994              1994
                                                                              (Unaudited)                         (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                       $       47,046                       $      10,985
   Accounts payable                                                                57,954    $       131,592           67,596
   Customer deposits and unearned revenue                                          22,214             23,846           18,179
   Accrued liabilities:
      Employee compensation and benefits                                           28,220             32,648           33,143
      Artist and author royalties                                                   9,805              8,177           10,338
      Copyright and programming costs                                               7,907              7,522            7,059
      Interest                                                                      1,953              1,999            2,649
      Income taxes                                                                  3,006              2,507           19,249
      Miscellaneous                                                                46,081             50,533           39,249
   Total current liabilities                                                      224,186            258,824          208,447

Deferred Income Taxes                                                             155,694            150,968          171,483

Long-Term Debt (less current portion)                                              63,433            110,431          151,582

Other Long-Term Obligations and Minority Interests                                118,621            119,269          193,978

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares;
      none outstanding
   Common stock, $.01 par:
      Class A - authorized:  120,000,000 shares;  issued and
         outstanding:  59,996,430, 59,671,242,
         and 54,618,754 shares                                                        600                597              546
      Voting - authorized:  30,000,000 shares; issued and
         outstanding:  19,990,833, 20,174,833,
         and 20,174,833 shares                                                        200                202              202
   Total                                                                              800                799              748
   Additional paid-in capital                                                     251,785            248,098           98,740
   Retained earnings                                                              869,282            823,204          790,451
   Unrealized gains on securities available for sale                               15,952             12,518           15,429
   Unvested restricted stock awards                                               (2,028)            (2,036)            (821)
   Foreign currency translation adjustment                                          1,334                885              915

   Total stockholders' equity                                                   1,137,125          1,083,468          905,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,699,059    $     1,722,960    $   1,630,952

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
( in thousands, except share data )                                           Three                                Six
                                                                              months                             months
                                                                              ended                               ended
                                                                             June 30,                           June 30,
                                                                     1995               1994           1995                 1994


Operating Revenues:
   Advertising                                                   $  116,315         $  108,748    $     224,566         $  209,492
   Circulation                                                       31,165             29,189           62,485             58,745
   Other newspaper revenue                                           13,632             13,828           25,668             25,565
   Total newspapers                                                 161,112            151,765          312,719            293,802
   Broadcast television                                              77,080             73,892          144,048            134,245
   Cable television                                                  69,750             63,266          136,745            125,651
   Entertainment                                                     21,115             18,676           47,809             39,654
   Total operating revenues                                         329,057            307,599          641,321            593,352

Operating Expenses:
   Employee compensation and benefits                                95,242             89,849          190,064            177,972
   Program rights and production costs                               29,929             29,726           62,666             56,950
   Newsprint and ink                                                 29,381             22,131           56,252             42,788
   Other operating expenses                                          77,328             71,991          151,492            140,613
   Depreciation                                                      23,527             23,154           45,648             44,566
   Amortization of intangible assets                                  7,041              7,506           14,706             15,119
   Total operating expenses                                         262,448            244,357          520,828            478,008

Operating Income                                                     66,609             63,242          120,493            115,344

Other Credits (Charges):
   Interest expense                                                 (2,913)            (4,613)          (6,400)            (9,272)
   Gain on sale of Garfield copyrights                                                  31,621                              31,621
   Miscellaneous, net                                                   375              (374)            2,002              (252)
   Net other credits (charges)                                      (2,538)             26,634          (4,398)             22,097

Income Before Income Taxes and Minority Interests                    64,071             89,876          116,095            137,441
Provision for Income Taxes                                           27,064             39,174           49,039             59,526

Income Before Minority Interests                                     37,007             50,702           67,056             77,915
Minority Interests                                                      868              2,878            1,803              4,994

Net Income                                                       $   36,139         $   47,824    $      65,253         $   72,921

Per Share of Common Stock:
   Net income                                                         $0.45              $0.64            $0.82              $0.98

   Dividends declared                                                 $0.13              $0.11            $0.24              $0.22

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
( in thousands )                                                                                                   Six
                                                                                                                 months
                                                                                                                  ended
                                                                                                                June 30,
                                                                                                       1995                 1994


Cash Flows from Operating Activities:
Net income                                                                                      $        65,253 $           72,921
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                      60,354             59,685
      Deferred income taxes                                                                                 286              2,057
      Minority interests in income of subsidiary companies                                                1,803              4,994
      Gain on sale of Garfield copyrights                                                                                 (31,621)
      Changes in certain working capital accounts, net of effects
         from subsidiary companies purchased and sold                                                  (70,666)              6,687
      Miscellaneous, net                                                                                 21,400              7,010
Net operating activities                                                                                 78,430            121,733

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                            (49,624)           (39,096)
Purchase of subsidiary companies and investments                                                        (5,125)           (19,099)
Sale of subsidiary companies, copyrights, and investments                                                 2,729             33,626
Miscellaneous, net                                                                                        1,264                827
Net investing activities                                                                               (50,756)           (23,742)

Cash Flows from Financing Activities:
Payments on long-term debt                                                                                 (26)           (85,426)
Dividends paid                                                                                         (19,175)           (16,448)
Dividends paid to minority interests                                                                      (832)            (1,770)
Miscellaneous, net                                                                                          823              (470)
Net financing activities                                                                               (19,210)          (104,114)

Increase (Decrease) in Cash and Cash Equivalents                                                          8,464            (6,123)

Cash and Cash Equivalents:
Beginning of year                                                                                        16,609             18,606

End of period                                                                                   $        25,073 $           12,483


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                 $         6,378 $            9,290
   Income taxes paid                                                                                     39,862             44,598
   Increase in program rights and related liabilities                                                    10,778              6,164

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
( in thousands, except share data )
                                                                                         Unrealized
                                                                                          Gains on        Unvested       Foreign
                                                            Additional                   Securities      Restricted      Currency
                                                 Common      Paid-in        Retained      Available        Stock       Translation
                                                 Stock       Capital        Earnings      for Sale         Awards       Adjustment


Balances at December 31, 1993                  $   748    $    97,945    $   733,978   $      27,381   $    (1,009)    $      592
Net income                                                                    72,921
Dividends:  declared and
     paid - $.22 per share                                                  (16,448)
Class A Common shares issued pursuant to
    compensation plans, net:
    37,975 shares issued,
    and 5,716 shares repurchased                                  688
Tax benefits on compensation plans                                107
Amortization of restricted stock awards                                                                         188
Foreign currency translation adjustment                                                                                       323
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of ($6,436)                                                   (11,952)
Balances at June 30, 1994                      $   748    $    98,740    $   790,451   $      15,429   $      (821)    $      915

Balances at December 31, 1994                  $   799    $   248,098    $   823,204   $      12,518   $    (2,036)    $      885

Net income                                                                    65,253
Dividends:  declared and
     paid - $.24 per share                                                  (19,175)
Conversion of 184,000 Voting common shares
     to 184,000 Class A common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    157,950 shares issued,
    and 16,762 shares repurchased                    1          3,194                                         (492)
Tax benefits on compensation plans                                493
Amortization of restricted stock awards                                                                         500
Foreign currency translation adjustment                                                                                       449
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $1,849                                                        3,434

Balances at June 30, 1995                      $   800    $   251,785    $   869,282   $      15,952   $    (2,028)    $    1,334

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________
_______________________

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

  Results of operations for the quarter and year-to-date periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. The weighted average common shares outstanding were as follows:


( in thousands )                                                              Three                                Six
                                                                              months                             months
                                                                              ended                               ended
                                                                             June 30,                           June 30,
                                                                     1995               1994           1995                 1994


Weighted average shares outstanding                                  79,927             74,776           79,891             74,769



  Reclassification - For comparison purposes certain
  1994 items have been reclassified to conform with 1995 classifications.

2.  ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

  1995 - The Company acquired a cable television system.

  1994 - The Company acquired Cinetel Productions (an independent producer of programs for cable television).

  The following table presents additional information about the acquisitions:


          ( in thousands )                                                                                     Six months
                                                                                                                ended
                                                                                                               June 30,
                                                                                                     1995                    1994


          Goodwill and other intangible assets acquired                                          $       143              $    3,445
          Other assets acquired                                                                           79                  14,772
          Liabilities assumed                                                                                                  (899)

          Cash paid                                                                              $       222              $   17,318



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

B.   Divestitures

  1995 - The Company sold its Watsonville, California, daily newspaper. The sale had no material effect on the results of operations.

3.LONG-TERM DEBT

  Long-term debt consisted of the following:


( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1995               1994              1994


Variable Rate Credit Facility                                                                                   $       2,600
7.375% notes, due in 1998                                                  $       61,235    $        61,161           99,338
9.0% notes, due in 1996                                                            47,000             47,000           50,000
8.5% notes, payable through 1994                                                                                        8,334
Other notes                                                                         2,244              2,270            2,295

Total long-term debt                                                              110,479            110,431          162,567
Current portion of long-term debt                                                  47,046                              10,985

Long-term debt (less current portion)                                      $       63,433    $       110,431    $     151,582


Weighted average interest rate on Variable Rate
     Credit Facility at balance sheet date                                                                               5.0%


  The Company has a Competitive Advance/Revolving Credit
  Agreement ("Variable Rate Credit Facility") which expires in September 1995 and permits maximum borrowing up to $50,000,000. The maximum borrowings under the facility is changed as the Company's anticipated needs change and is not indicative of the Company's short-term borrowing capacity. The credit facility may be extended upon mutual agreement.

  Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Consolidated results of operations were as follows:




( in thousands, except per share data )                           Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Newspapers                                      $   161,112       6.8 %    $  150,814      $  312,425       7.0 %   $  292,024
     Broadcast television                                 77,080       4.3 %        73,892         144,048       7.3 %      134,245
     Cable television                                     69,750      10.2 %        63,266         136,745       8.8 %      125,651
     Entertainment                                        21,115      13.1 %        18,676          47,809      20.6 %       39,654

     Continuing operations                               329,057       7.3 %       306,648         641,027       8.4 %      591,574
     Divested operations                                                               951             294                    1,778

Total operating revenues                             $   329,057       7.0 %    $  307,599      $  641,321       8.1 %   $  593,352

Operating income:
     Newspapers                                      $    34,755       1.9 %    $   34,105      $   64,277       3.3 %   $   62,223
     Broadcast television                                 24,890      (4.9)%        26,161          41,186      (1.8)%       41,951
     Cable television                                     14,879     101.6 %         7,379          28,343      67.7 %       16,904
     Entertainment                                       (3,807)                   (1,045)         (4,651)                    1,000
     Corporate                                           (4,086)                   (3,359)         (8,532)                  (6,636)

     Continuing operations                                66,631       5.4 %        63,241         120,623       4.5 %      115,442
     Divested operations                                    (22)                         1           (130)                     (98)

Total operating income                                    66,609       5.3 %        63,242         120,493       4.5 %      115,344
Interest expense                                         (2,913)                   (4,613)         (6,400)                  (9,272)
Gain on sale of Garfield copyrights                                                 31,621                                   31,621
Miscellaneous, net                                           375                     (374)           2,002                    (252)
Income taxes                                            (27,064)                  (39,174)        (49,039)                 (59,526)
Minority interest                                          (868)                   (2,878)         (1,803)                  (4,994)

Net income                                           $    36,139                $   47,824      $   65,253               $   72,921

Per share of common stock:
     Net income                                             $.45                      $.64            $.82                     $.98
     Garfield gain                                                                  ( .23)                                   ( .23)

     Adjusted net income per share                          $.45       9.8 %          $.41            $.82      10.8 %         $.74

     The sum of the reported net income per share and the per share effect of net gains and unusual items may not equal the adjusted net income per share as each is computed independently based on the weighted average shares outstanding.



( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Other Financial and Statistical Data:

Total advertising revenues                           $   198,935       7.8 %    $  184,609      $  377,748       8.8 %   $  347,243

Advertising revenues as a
     percentage of total revenues                         60.5 %                    60.2 %          58.9 %                   58.7 %

EBITDA:
     Newspapers                                      $    43,718       1.7 %    $   42,990      $   82,347       3.0 %   $   79,977
     Broadcast television                                 31,307      (0.0)%        31,314          53,822       3.2 %       52,134
     Cable television                                     29,018      25.4 %        23,136          56,205      18.6 %       47,403
     Entertainment                                       (3,069)                     (363)         (3,345)                    1,879
     Corporate                                           (3,775)                   (3,215)         (8,055)                  (6,344)

     Continuing operations                                97,199       3.6 %        93,862      $  180,974       3.4 %   $  175,049

Effective income tax rate                                 42.2 %                    43.6 %          42.2 %                   43.3 %

Weighted average shares outstanding                       79,927       6.9 %        74,776          79,891       6.9 %       74,769

Total capital expenditures                           $    29,293      57.0 %    $   18,662      $   49,624      26.9 %   $   39,095


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

Year-to-date operating losses for the Home & Garden Television network ("HGTV") totaled $6,600,000, $4,100,000 after-tax, $.05 per share in 1995 and $1,500,000, $900,000 after-tax, $.01 per share in 1994. Operating losses for the quarterly periods were $3,400,000, $2,100,000 after-tax, $.03 per share in 1995 and $1,200,000, $700,000 after-tax,
$.01 per share in 1994.

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

NEWSPAPERS - Operating results for the newspaper segment, excluding the Watsonville newspaper, were as follows:

( in thousands, except newsprint information )                    Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Local                                           $    48,683       5.1 %    $   46,306      $   95,498       4.5 %   $   91,352
     Classified                                           46,594      10.1 %        42,324          88,688      11.7 %       79,396
     National                                              4,425       8.2 %         4,089           8,314       3.0 %        8,074
     Preprint                                             16,613       8.6 %        15,299          31,838       8.6 %       29,317

     Newspaper advertising                               116,315       7.7 %       108,018         224,338       7.8 %      208,139
     Circulation                                          31,165       7.3 %        29,046          62,435       6.8 %       58,460
     Joint operating agency distributions                 11,508      (1.5)%        11,680          21,681       1.1 %       21,446
     Other                                                 2,124       2.6 %         2,070           3,971      (0.2)%        3,979

Total operating revenues                                 161,112       6.8 %       150,814         312,425       7.0 %      292,024

Operating expenses:
     Employee compensation and benefits                   54,567      (0.7)%        54,971         109,347       0.3 %      108,976
     Newsprint and ink                                    29,381      33.3 %        22,045          56,227      31.9 %       42,628
     Other                                                33,446       8.6 %        30,808          64,504       6.7 %       60,443
     Depreciation and amortization                         8,963       0.9 %         8,885          18,070       1.8 %       17,754

Total operating expenses                                 126,357       8.3 %       116,709         248,148       8.0 %      229,801

Operating income                                     $    34,755       1.9 %    $   34,105      $   64,277       3.3 %   $   62,223

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    43,718       1.7 %    $   42,990      $   82,347       3.0 %   $   79,977

Percent of operating revenues:
    Operating income                                      21.6 %                    22.6 %          20.6 %                   21.3 %
    EBITDA                                                27.1 %                    28.5 %          26.4 %                   27.4 %

Capital expenditures                                 $     6,816      62.9 %    $    4,185      $   10,010      (2.4)%   $   10,258

Advertising inches:
     Local                                                 1,666      (0.7)%         1,678           3,372      (0.4)%        3,385
     Classified                                            2,771       0.5 %         2,757           5,330       4.0 %        5,123
     National                                                 84       2.4 %            82             167       4.4 %          160

     Total full run ROP                                    4,521       0.1 %         4,517           8,869       2.3 %        8,668


EBITDA for the newspaper division improved as increased advertising revenues and cost control measures more than offset the sharp rise in the price of newsprint. Year-over-year newsprint consumption decreased 4.3% in the quarter and 1.5% year-to-date.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:

( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Local                                           $    39,072       2.7 %    $   38,030      $   74,328       5.4 %   $   70,517
     National                                             33,937       4.4 %        32,507          61,605       6.5 %       57,832
     Political                                               310                     1,239             371                    1,601
     Other                                                 3,761      77.7 %         2,116           7,744      80.3 %        4,295

Total operating revenues                                  77,080       4.3 %        73,892         144,048       7.3 %      134,245

Operating expenses:
     Employee compensation and benefits                   22,293      20.2 %        18,545          44,003      20.6 %       36,483
     Program rights                                       10,555     (19.2)%        13,059          20,905     (16.7)%       25,085
     Other                                                12,925      17.8 %        10,974          25,318      23.2 %       20,543
     Depreciation and amortization                         6,417      24.5 %         5,153          12,636      24.1 %       10,183

Total operating expenses                                  52,190       9.3 %        47,731         102,862      11.5 %       92,294

Operating income                                     $    24,890      (4.9)%    $   26,161      $   41,186      (1.8)%   $   41,951

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    31,307      (0.0)%    $   31,314      $   53,822       3.2 %   $   52,134

Percent of operating revenues:
    Operating income                                      32.3 %                    35.4 %          28.6 %                   31.2 %
    EBITDA                                                40.6 %                    42.4 %          37.4 %                   38.8 %

Capital expenditures                                 $     6,008      88.6 %    $    3,185      $   10,325      75.7 %   $    5,877


Local and national advertising revenues increased sharply at the Company's Phoenix and Tampa television stations. In 1994 the Company negotiated 10-year affiliation agreements with ABC to replace those stations' Fox affiliations. Also in 1994, the Company's Baltimore television station signed an agreement to change to ABC from NBC in January 1995, and the ABC affiliation agreements at the Cleveland and Detroit television stations were extended. The increase in other revenue is primarily due to the new and extended affiliation agreements with ABC.

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

CABLE TELEVISION - In March 1995 the Company engaged Merrill Lynch & Company to assist with the development of a long-term strategy for the Company's cable television division, which could include seeking joint ventures, selling some or all of the Company's systems, or acquiring additional systems.

Operating results for the cable television segment were as follows:

( in thousands, except per subscriber information)                Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Basic services                                  $    46,408      12.3 %    $   41,315      $   91,076      10.6 %   $   82,352
     Premium programming services                         12,921       6.0 %        12,189          25,424       5.1 %       24,186
     Other monthly service                                 3,780     (11.2)%         4,257           8,144      (3.9)%        8,471
     Advertising                                           3,441      27.5 %         2,699           6,023      24.0 %        4,859
     Installation and miscellaneous                        3,200      14.0 %         2,806           6,078       5.1 %        5,783

Total operating revenues                                  69,750      10.2 %        63,266         136,745       8.8 %      125,651

Operating expenses:
     Employee compensation and benefits                   11,009       7.2 %        10,272          22,011       5.7 %       20,821
     Program costs                                        17,406      14.1 %        15,253          34,597      14.6 %       30,192
     Other                                                12,317     (15.7)%        14,605          23,932     (12.1)%       27,235
     Depreciation and amortization                        14,139     (10.3)%        15,757          27,862      (8.6)%       30,499

Total operating expenses                                  54,871      (1.8)%        55,887         108,402      (0.3)%      108,747

Operating income                                     $    14,879     101.6 %    $    7,379      $   28,343      67.7 %   $   16,904

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    29,018      25.4 %    $   23,136      $   56,205      18.6 %   $   47,403

Percent of operating revenues:
    Operating income                                      21.3 %                    11.7 %          20.7 %                   13.5 %
    EBITDA                                                41.6 %                    36.6 %          41.1 %                   37.7 %

Capital expenditures                                 $    11,115       4.4 %    $   10,650      $   18,808     (15.2)%   $   22,171

Average number of basic subscribers                        751.5       5.4 %         712.9           748.3       5.5 %        709.1

Average monthly revenue
     per basic subscriber                                $ 30.94       4.6 %       $ 29.58         $ 30.46       3.1 %      $ 29.53

Homes passed at end of period                                                                      1,181.8       2.2 %      1,156.3

Basic subscribers at end of period                                                                   750.4       4.8 %        715.7

Penetration rate                                                                                    63.5 %                   61.9 %


Other expenses in 1994 includes charges for special rebates to the Company's Sacramento system customers and related legal costs. The rebates were awarded by a federal court in connection with litigation concerning the system's pricing policies in the late 1980s.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:

( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Licensing                                       $    12,097       4.3 %    $   11,596      $   27,579       0.6 %   $   27,404
     Syndication                                           4,401      (4.1)%         4,591           8,825      (5.2)%        9,305
     Film and television programming                       1,897                     2,313           6,811                    2,769
     Other                                                 2,720                       176           4,594                      176

Total operating revenues                                  21,115      13.1 %        18,676          47,809      20.6 %       39,654

Operating expenses:
     Employee compensation and benefits                    5,013      38.8 %         3,611           9,608      41.0 %        6,816
     Artists' royalties                                    8,456       4.7 %         8,080          18,741       0.1 %       18,721
     Programming and production costs                      1,968                     1,414           7,164                    1,673
     Other                                                 8,747      47.4 %         5,934          15,641      48.0 %       10,565
     Depreciation and amortization                           738       8.2 %           682           1,306      48.6 %          879

Total operating expenses                                  24,922      26.4 %        19,721          52,460      35.7 %       38,654

Operating income                                     $   (3,807)                $  (1,045)      $  (4,651)               $    1,000

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $   (3,069)                $    (363)      $  (3,345)               $    1,879

Percent of operating revenues:
    Operating income                                     (18.0)%                    (5.6)%          (9.7)%                    2.5 %
    EBITDA                                               (14.5)%                    (1.9)%          (7.0)%                    4.7 %

Capital expenditures                                 $     4,920                $      471      $    9,113               $      502


Year-to-date operating losses for the Home & Garden
Television network ("HGTV") totaled $6,600,000 in 1995 and $1,500,000 in 1994. Operating losses for the quarterly periods were $3,400,000 in 1995 and $1,200,000 in 1994.

The Company acquired Cinetel Productions in Knoxville,
Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television.
Cinetel's results of operations are included in the Entertainment segment from the date of acquisition.

The Company sold its "Garfield" and "US Acres" copyrights in the second quarter of 1994, resulting in the decrease in syndication revenues in the quarter and year-to-date periods. Excluding "Garfield" from 1994 results, licensing revenues increased approximately 22% in the second quarter and year-to-date periods. The Japanese market contributed most of the increase in licensing revenues. The year-over-year change in the exchange rate for the Japanese yen increased licensing revenues $1,700,000 in the year-to-date period and $1,000,000 in the quarterly period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $78,000,000 in 1995 compared to $122,000,000 in 1994.

Cash flow from operating activities in 1995 was used primarily for capital expenditures of $49,600,000, acquisitions and investments of $5,100,000, and dividend payments of $20,000,000.

In July the Company announced an agreement to form a joint venture with Hyperion Telecommunications to build and operate a competitive access telecommunications system in Knoxville and Chattanooga. The Company expects to finance its capital requirements and investments in the joint venture and HGTV primarily through cash flow from operations.