Form 10-Q
period 1995-09-30
SCRIPPS E W CO /DE
filed 1995-10-19
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1995

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1995 the registrant had outstanding 60,028,980 shares of Class A Common stock and 19,990,833 shares of Common Voting stock.

                   INDEX TO THE E.W. SCRIPPS COMPANY

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995



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


                             THE E.W. SCRIPPS COMPANY



Dated:         October 19, 1995     BY:/s/ Daniel J. Castellini
                                    D. J. Castellini
                                    Senior Vice President, Finance &
                                    Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                             September 30,      December 31,    September 30,
                                                                                 1995               1994           1994
                                                                             ( Unaudited )                      ( Unaudited )


ASSETS
Current Assets:
   Cash and cash equivalents                                               $       14,579    $        16,609    $      12,705
   Short-term investments                                                          38,000
   Accounts and notes receivable (less
      allowances - $5,377, $5,653, $5,741)                                        154,087            155,917          136,726
   Program rights and production costs                                             46,199             35,073           51,899
   Inventories                                                                     31,790             22,201           25,110
   Refundable income taxes                                                         23,255             25,214            5,007
   Deferred income taxes                                                           23,771             22,007           19,650
   Miscellaneous                                                                   22,651             20,007           21,885
   Total current assets                                                           354,332            297,028          272,982

Investments                                                                        52,375             35,146           51,164

Property, Plant, and Equipment                                                    712,904            713,763          710,658

Goodwill and Other Intangible Assets                                              595,979            616,113          637,046

Other Assets:
   Program rights and production costs (less current portion)                      55,577             38,779           38,118
   Miscellaneous                                                                    9,907             22,131           20,308
Total other assets                                                                 65,484             60,910           58,426

TOTAL ASSETS                                                               $    1,781,074    $     1,722,960    $   1,730,276

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1995               1994           1994
                                                                            ( Unaudited )                       ( Unaudited )


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                       $       47,043                       $      26,884
   Accounts payable                                                                91,414    $       131,592           79,312
   Customer deposits and unearned revenue                                          23,248             23,846           18,277
   Accrued liabilities:
      Employee compensation and benefits                                           31,322             32,648           31,578
      Artist and author royalties                                                   9,277              8,177            9,723
      Copyright and programming costs                                               7,523              7,522            6,780
      Interest                                                                      2,297              1,999            2,182
      Income taxes                                                                  2,345              2,507            2,339
      Miscellaneous                                                                47,243             50,533           38,744
   Total current liabilities                                                      261,712            258,824          215,819

Deferred Income Taxes                                                             161,393            150,968          178,708

Long-Term Debt (less current portion)                                              63,461            110,431          110,358

Other Long-Term Obligations and Minority Interests                                133,461            119,269          151,706

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares;
      none outstanding
   Common stock, $.01 par:
      Class A - authorized:  120,000,000 shares;  issued and
         outstanding:  60,028,980, 59,671,242,
         and 59,620,618 shares                                                        600                597              596
      Voting - authorized:  30,000,000 shares; issued and
         outstanding:  19,990,833, 20,174,833,
         and 20,174,833 shares                                                        200                202              202
   Total                                                                              800                799              798
   Additional paid-in capital                                                     252,655            248,098          246,656
   Retained earnings                                                              886,515            823,204          808,325
   Unrealized gains on securities available for sale                               21,997             12,518           18,205
   Unvested restricted stock awards                                               (1,823)            (2,036)          (1,195)
   Foreign currency translation adjustment                                            903                885              896

   Total stockholders' equity                                                   1,161,047          1,083,468        1,073,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,781,074    $     1,722,960    $   1,730,276

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
( in thousands, except share data )                                           Three                               Nine
                                                                              months                             months
                                                                              ended                               ended
                                                                            September                           September
                                                                               30,                                 30,
                                                                     1995               1994           1995                 1994


Operating Revenues:
   Advertising                                                   $  112,668         $  105,809    $     337,234         $  315,301
   Circulation                                                       30,757             28,853           93,242             87,598
   Other newspaper revenue                                           12,488             12,483           38,156             38,048
   Total newspapers                                                 155,913            147,145          468,632            440,947
   Broadcast television                                              67,663             68,200          211,711            202,445
   Cable television                                                  71,110             63,944          207,855            189,595
   Entertainment                                                     21,155             16,689           68,964             56,343
   Total operating revenues                                         315,841            295,978          957,162            889,330

Operating Expenses:
   Employee compensation and benefits                                95,209             87,189          285,273            265,161
   Program rights and production costs                               31,770             28,894           94,436             85,844
   Newsprint and ink                                                 32,008             23,586           88,260             66,374
   Other operating expenses                                          76,307             74,190          227,799            214,803
   Depreciation                                                      23,441             20,870           69,089             65,436
   Amortization of intangible assets                                  6,842              7,443           21,548             22,562
   Total operating expenses                                         265,577            242,172          786,405            720,180

Operating Income                                                     50,264             53,806          170,757            169,150

Other Credits (Charges):
   Interest expense                                                 (2,475)            (3,919)          (8,875)           (13,191)
   Gain on sale of Garfield copyrights                                                                                      31,621
   Miscellaneous, net                                                 1,413              (195)            3,415              (447)
   Net other credits (charges)                                      (1,062)            (4,114)          (5,460)             17,983

Income Before Income Taxes and Minority Interests                    49,202             49,692          165,297            187,133
Provision for Income Taxes                                           20,784             21,358           69,823             80,884

Income Before Minority Interests                                     28,418             28,334           95,474            106,249
Minority Interests                                                      784              2,229            2,587              7,223

Net Income                                                       $   27,634         $   26,105    $      92,887         $   99,026

Per Share of Common Stock:
   Net income                                                         $0.35              $0.35            $1.16              $1.32

   Dividends declared                                                 $0.13              $0.11            $0.37              $0.33

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
( in thousands )                                                                                                  Nine
                                                                                                                 months
                                                                                                                  ended
                                                                                                                September
                                                                                                                   30,
                                                                                                       1995                 1994


Cash Flows from Operating Activities:
Net income                                                                                        $      92,887         $   99,026
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                      90,637             87,998
      Deferred income taxes                                                                               3,557              6,788
      Minority interests in income of subsidiary companies                                                2,587              7,223
      Gain on sale of Garfield copyrights                                                                                 (31,621)
      Changes in certain working capital accounts, net of effects
         from subsidiary companies purchased and sold                                                  (67,825)           (10,337)
      Miscellaneous, net                                                                                 18,551              8,019
Net operating activities                                                                                140,394            167,096

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                            (70,911)           (57,904)
Purchase of subsidiary companies and investments                                                       (44,529)           (27,968)
Sale of subsidiary companies, copyrights, and investments                                                 2,729             47,591
Miscellaneous, net                                                                                        2,971              3,417
Net investing activities                                                                              (109,740)           (34,864)

Cash Flows from Financing Activities:
Payments on long-term debt                                                                                 (38)          (111,038)
Dividends paid                                                                                         (29,576)           (24,679)
Dividends paid to minority interests                                                                    (1,274)            (2,655)
Miscellaneous, net                                                                                      (1,796)                239
Net financing activities                                                                               (32,684)          (138,133)

Increase (Decrease) in Cash and Cash Equivalents                                                        (2,030)            (5,901)

Cash and Cash Equivalents:
Beginning of year                                                                                        16,609             18,606

End of period                                                                                       $    14,579         $   12,705


Supplemental Cash Flow Disclosures:
   Acquisition of remaining minority interest in Scripps Howard Broadcasting
         Company in exchange for 4,952,659 shares of Class A Common stock                                               $  146,723
   Interest paid, excluding amounts capitalized                                                     $     8,476             13,592
   Income taxes paid                                                                                     63,062             82,251
   Increase in program rights and related liabilities                                                    75,373             32,746

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                         Unrealized
                                                                                          Gains on        Unvested         Foreign
                                                            Additional                   Securities      Restricted        Currency
                                                 Common      Paid-in        Retained      Available        Stock         Translation
                                                 Stock       Capital        Earnings      for Sale         Awards         Adjustment


Balances at December 31, 1993                  $   748    $    97,945    $   733,978   $      27,381   $    (1,009)    $         592

Net income                                                                    99,026
Dividends:  declared and
     paid - $.33 per share                                                   (24,679)
Acquisition of minority interest in
     Scripps Howard Broadcasting Company
     in exchange for 4,952,659 shares of
     Class A Common stock                           49        146,674
Class A Common shares issued pursuant to
    compensation plans, net:
    88,525 shares issued,
    2,810 shares forfeited,
    and 4,251 shares repurchased                     1          1,839                                         (517)
Tax benefits on compensation plans                                198
Amortization of restricted stock awards                                                                         331
Foreign currency translation adjustment                                                                                          304
Increase (decrease) in unrealized gains
    on securities available for sale, net
    of deferred income taxes of ($4,941)                                                     (9,176)

Balances at September 30, 1994                 $   798    $   246,656    $   808,325   $      18,205   $    (1,195)    $         896

Balances at December 31, 1994                  $   799    $   248,098    $   823,204   $      12,518   $    (2,036)    $         885

Net income                                                                    92,887
Dividends:  declared and
    paid - $.37 per share                                                   (29,576)
Conversion of 184,000 Voting common shares
    to 184,000 Class A common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    191,750 shares issued,
    1,250 shares forfeited,
    and 16,762 shares repurchased                    1          3,950                                         (538)
Tax benefits on compensation plans                                607
Amortization of restricted stock awards                                                                         751
Foreign currency translation adjustment                                                                                           18
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $5,104                                                        9,479

Balances at September 30, 1995                 $   800    $   252,655    $   886,515   $      21,997   $    (1,823)    $         903

See notes to consolidated financial
statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________
_____________

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

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. The weighted average common shares outstanding were as follows:



( in thousands )                                                              Three                               Nine
                                                                              months                             months
                                                                              ended                               ended
                                                                            September                           September
                                                                               30,                                 30,
                                                                     1995               1994           1995                 1994


Weighted average shares outstanding                                  80,010             75,638           79,930             75,059




  Reclassification - For comparison purposes certain 1994 items have been reclassified to conform with 1995 classifications.

2.   ACQUISITIONS AND DIVESTITURES

A.   Acquisitions

  1995 - The Company acquired a cable television system.

  1994 - In September the Company acquired the 14% minority interest in Scripps Howard Broadcasting Company in exchange for $4,952,659 shares of Class A Common stock.

  The Company acquired Cinetel Productions (an independent producer of programs for cable television).

  The following table presents additional information about the acquisitions:



          ( in thousands )                                                                                    Nine months
                                                                                                                ended
                                                                                                            September 30,
                                                                                                     1995                    1994


          Goodwill and other intangible assets acquired                                          $       167              $  105,701
          Other assets acquired                                                                           92                  14,683
          Reduction in minority interests                                                                                     45,468

          Total                                                                                          259                 165,852
          Class A Common stock issued                                                                                      (146,723)
          Liabilities assumed                                                                                                  (899)

          Cash paid                                                                              $       259              $   18,230



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

3.   LONG-TERM DEBT

  Long-term debt consisted of the following:



( in thousands )                                                                                   As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1995               1994            1994


Variable Rate Credit Facility                                                                                   $      18,500
7.375% notes, due in 1998                                                  $       61,272    $        61,161           61,125
9.0% notes, due in 1996                                                            47,000             47,000           47,000
8.5% notes, payable through 1994                                                                                        8,334
Other notes                                                                         2,232              2,270            2,283

Total long-term debt                                                              110,504            110,431          137,242
Current portion of long-term debt                                                  47,043                              26,884

Long-term debt (less current portion)                                      $       63,461    $       110,431    $     110,358


Weighted average interest rate on Variable Rate
     Credit Facility at balance sheet date                                                                               5.5%



  The Company has a Competitive Advance/Revolving Credit Agreement ("Variable Rate Credit Facility") which expires in September 1996 and permits maximum borrowing up to $50,000,000. The maximum borrowings under the facility is changed as the Company's anticipated needs change and is not indicative of the Company's short-term borrowing capacity. The credit facility may be extended upon mutual agreement.

  Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of operations were as follows:



( in thousands, except per share data )                           Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Newspapers                                      $   155,913       6.6 %    $  146,198      $  468,338       6.9 %   $  438,222
     Broadcast television                                 67,663      (0.8)%        68,200         211,711       4.6 %      202,445
     Cable television                                     71,110      11.2 %        63,944         207,855       9.6 %      189,595
     Entertainment                                        21,155      26.8 %        16,689          68,964      22.4 %       56,343

     Continuing operations                               315,841       7.1 %       295,031         956,868       7.9 %      886,605
     Divested operations                                                               947             294                    2,725

Total operating revenues                             $   315,841       6.7 %    $  295,978      $  957,162       7.6 %   $  889,330

Operating income:
     Newspapers                                      $    24,214     (15.2)%    $   28,553      $   88,491      (2.5)%   $   90,776
     Broadcast television                                 16,269     (20.7)%        20,504          57,455      (8.0)%       62,455
     Cable television                                     16,738      59.3 %        10,510          45,081      64.4 %       27,414
     Entertainment                                       (3,254)                   (1,752)         (7,905)                    (752)
     Corporate                                           (3,703)                   (4,043)        (12,235)                 (10,679)

     Continuing operations                                50,264      (6.5)%        53,772         170,887       1.0 %      169,214
     Divested operations                                                                34           (130)                     (64)

Total operating income                                    50,264      (6.6)%        53,806         170,757       1.0 %      169,150
Interest expense                                         (2,475)                   (3,919)         (8,875)                 (13,191)
Gain on sale of Garfield copyrights                                                                                          31,621
Miscellaneous, net                                         1,413                     (195)           3,415                    (447)
Income taxes                                            (20,784)                  (21,358)        (69,823)                 (80,884)
Minority interest                                          (784)                   (2,229)         (2,587)                  (7,223)

Net income                                           $    27,634                $   26,105      $   92,887               $   99,026

Per share of common stock:
     Net income                                             $.35                      $.35           $1.16                    $1.32
     Garfield gain                                                                                                           ( .23)

     Adjusted net income per share                          $.35                      $.35           $1.16       6.4 %        $1.09

     The sum of the reported net income per share and the per share effect of net gains and unusual items may not equal the adjusted net income per share as each is computed independently based on the weighted average shares outstanding.


( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Other Financial and Statistical Data:

Total advertising revenues                           $   186,100       5.5 %    $  176,336      $  563,848       7.7 %   $  523,579

Advertising revenues as a
     percentage of total revenues                         58.9 %                    59.8 %          58.9 %                   59.1 %

EBITDA:
     Newspapers                                      $    33,662      (9.9)%    $   37,365      $  116,009      (1.1)%   $  117,342
     Broadcast television                                 22,888     (10.8)%        25,660          76,710      (1.4)%       77,794
     Cable television                                     29,881      23.1 %        24,275          86,086      20.1 %       71,678
     Entertainment                                       (2,335)                   (1,336)         (5,680)                      543
     Corporate                                           (3,549)                   (3,891)        (11,604)                 (10,235)

     Continuing operations                                80,547      (1.9)%        82,073      $  261,521       1.7 %   $  257,122

Effective income tax rate                                 42.2 %                    43.0 %          42.2 %                   43.2 %

Weighted average shares outstanding                       80,010       5.8 %        75,638          79,930       6.5 %       75,059

Total capital expenditures                           $    21,287      13.2 %    $   18,808      $   70,911      22.5 %   $   57,903



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

Year-to-date operating losses for the Home & Garden Television network ("HGTV") totaled $10,500,000, $6,400,000 after-tax, $.08 per share in
1995 and $3,500,000, $1,900,000 after-tax, $.03 per share in 1994.
Operating losses for the quarterly periods were $3,900,000, $2,300,000 after-tax, $.03 per share in 1995 and $2,000,000, $1,100,000 after-
tax, $.01 per share in 1994.

In the third quarter of 1994 the Company acquired the 14% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Class A Common stock.

The Company sold its worldwide Garfield and U.S. Acres copyrights in the second quarter of 1994. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after-tax, $.23 per share.

Interest expense decreased as a result of reduced borrowings.
Minority interests decreased as a result of the September 1994 acquisition of the remaining minority interest in SHB.

Operating results, excluding the Watsonville newspaper, are presented on the following pages. The results of the divested operation are excluded from the segment operating results because management believes it is not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Watsonville newspaper, were as follows:


( in thousands, except newsprint information )                    Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Local                                           $    45,772       4.1 %    $   43,976      $  141,270       4.4 %   $  135,328
     Classified                                           47,458      10.7 %        42,876         136,146      11.3 %      122,272
     National                                              3,700       3.4 %         3,579          12,014       3.1 %       11,653
     Preprint                                             15,738       7.5 %        14,639          47,576       8.2 %       43,956

     Newspaper advertising                               112,668       7.2 %       105,070         337,006       7.6 %      313,209
     Circulation                                          30,757       7.1 %        28,713          93,192       6.9 %       87,173
     Joint operating agency distributions                 10,051      (5.3)%        10,618          31,732      (1.0)%       32,064
     Other                                                 2,437      35.6 %         1,797           6,408      10.9 %        5,776

Total operating revenues                                 155,913       6.6 %       146,198         468,338       6.9 %      438,222

Operating expenses:
     Employee compensation and benefits                   54,830       3.3 %        53,088         164,177       1.3 %      162,064
     Newsprint and ink                                    32,008      36.2 %        23,502          88,235      33.4 %       66,130
     Other                                                35,413       9.8 %        32,243          99,917       7.8 %       92,686
     Depreciation and amortization                         9,448       7.2 %         8,812          27,518       3.6 %       26,566

Total operating expenses                                 131,699      11.9 %       117,645         379,847       9.3 %      347,446

Operating income                                     $    24,214     (15.2)%    $   28,553      $   88,491      (2.5)%   $   90,776

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    33,662      (9.9)%    $   37,365      $  116,009      (1.1)%   $  117,342

Percent of operating revenues:
    Operating income                                      15.5 %                    19.5 %          18.9 %                   20.7 %
    EBITDA                                                21.6 %                    25.6 %          24.8 %                   26.8 %

Capital expenditures                                 $     4,686      58.5 %    $    2,956      $   14,696      11.2 %   $   13,214

Advertising inches:
     Local                                                 1,511      (3.8)%         1,570           4,883      (1.5)%        4,955
     Classified                                            2,789       0.7 %         2,770           8,119       2.9 %        7,893
     National                                                 75                        75             242       3.0 %          235

     Total full run ROP                                    4,375      (0.9)%         4,415          13,244       1.2 %       13,083



EBITDA for the newspaper division decreased as the sharp rise in the price of newsprint more than offset the rise in advertising revenues. Year-over-year newsprint consumption decreased 8% in the quarter and 4% year-to-date.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:



( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Local                                           $    33,871       3.9 %    $   32,607      $  108,199       4.9 %   $  103,124
     National                                             29,485      (1.5)%        29,936          91,090       3.8 %       87,768
     Political                                               387                     3,520             758                    5,121
     Other                                                 3,920      83.4 %         2,137          11,664      81.3 %        6,432

Total operating revenues                                  67,663      (0.8)%        68,200         211,711       4.6 %      202,445

Operating expenses:
     Employee compensation and benefits                   22,663      22.3 %        18,532          66,666      21.2 %       55,015
     Program rights                                       10,583     (15.5)%        12,518          31,488     (16.3)%       37,603
     Other                                                11,529       0.3 %        11,490          36,847      15.0 %       32,033
     Depreciation and amortization                         6,619      28.4 %         5,156          19,255      25.5 %       15,339

Total operating expenses                                  51,394       7.8 %        47,696         154,256      10.2 %      139,990

Operating income                                     $    16,269     (20.7)%    $   20,504      $   57,455      (8.0)%   $   62,455

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    22,888     (10.8)%    $   25,660      $   76,710      (1.4)%   $   77,794

Percent of operating revenues:
    Operating income                                      24.0 %                    30.1 %          27.1 %                   30.9 %
    EBITDA                                                33.8 %                    37.6 %          36.2 %                   38.4 %

Capital expenditures                                 $     4,717     (33.2)%    $    7,063      $   15,042      16.2 %   $   12,940


Local and national advertising revenues slowed at the Company's television stations in the third quarter.

In 1994 the Company negotiated 10-year affiliation agreements with ABC to replace Fox affiliations at its Phoenix and Tampa television stations and changed its Kansas City affiliation from Fox to NBC.
Also in 1994, the Company's Baltimore television station signed an agreement to change to ABC from NBC in January 1995 and the ABC affiliation agreements at the Cleveland and Detroit television stations were extended. The increase in other revenue is primarily due to the new and extended affiliation agreements with ABC.

The increase in employee costs, other expenses, depreciation and amortization, and capital expenditures is due primarily to the Company's expanded schedules of local news programs at the former Fox affiliates. The decrease in program rights expense is due to the availability of more network programming at the former Fox affiliates.

Depreciation and amortization also increased as a result of the acquisition of the remaining minority interest in SHB.

CABLE TELEVISION - In March 1995 the Company engaged Merrill Lynch & Company to assist with the development of a long-term strategy for the Company's cable television division, which could include seeking joint ventures, selling some or all of the Company's systems, or acquiring additional systems.

Operating results for the cable television segment were as follows:



( in thousands, except per subscriber information )               Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Basic services                                  $    46,741      13.0 %    $   41,378      $  137,092      10.8 %   $  123,730
     Premium programming services                         13,521      10.3 %        12,261          38,945       6.9 %       36,447
     Other monthly service                                 4,186      (1.5)%         4,249          13,055       2.6 %       12,720
     Advertising                                           3,405      11.1 %         3,066           9,428      19.0 %        7,925
     Installation and miscellaneous                        3,257       8.9 %         2,990           9,335       6.4 %        8,773

Total operating revenues                                  71,110      11.2 %        63,944         207,855       9.6 %      189,595

Operating expenses:
     Employee compensation and benefits                   10,348       5.0 %         9,852          32,359       5.5 %       30,673
     Program costs                                        17,689      15.3 %        15,337          52,286      14.8 %       45,529
     Other                                                13,192      (8.9)%        14,480          37,124     (11.0)%       41,715
     Depreciation and amortization                        13,143      (4.5)%        13,765          41,005      (7.4)%       44,264

Total operating expenses                                  54,372       1.8 %        53,434         162,774       0.4 %      162,181

Operating income                                     $    16,738      59.3 %    $   10,510      $   45,081      64.4 %   $   27,414

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    29,881      23.1 %    $   24,275      $   86,086      20.1 %   $   71,678

Percent of operating revenues:
    Operating income                                      23.5 %                    16.4 %          21.7 %                   14.5 %
    EBITDA                                                42.0 %                    38.0 %          41.4 %                   37.8 %

Capital expenditures                                 $    11,311      71.8 %    $    6,582      $   30,119       4.8 %   $   28,753

Average number of basic subscribers                        753.0       4.7 %         719.4           750.0       5.3 %        712.5

Average monthly revenue
     per basic subscriber                                $ 31.48       6.2 %       $ 29.63         $ 30.79       4.1 %      $ 29.57

Homes passed at end of period                                                                      1,184.4       1.8 %      1,163.0

Basic subscribers at end of period                                                                   758.5       4.8 %        724.1

Penetration rate                                                                                    64.0 %                   62.3 %



Other expenses in 1994 includes charges for special rebates to the Company's Sacramento system customers and related legal costs. The rebates were awarded by a federal court in connection with litigation concerning the system's pricing policies in the late 1980s.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:



( in thousands )                                                  Quarterly                                  Year-to-
                                                                   Period                                      Date
                                                          1995     Change           1994            1995      Change         1994


Operating revenues:
     Licensing                                       $    11,103       4.3 %    $   10,650      $   38,682       1.7 %   $   38,054
     Syndication                                           4,788      12.9 %         4,240          13,613       0.5 %       13,545
     Film and television programming                       2,110                     1,653           8,921                    4,422
     Other                                                 3,154                       146           7,748                      322

Total operating revenues                                  21,155      26.8 %        16,689          68,964      22.4 %       56,343

Operating expenses:
     Employee compensation and benefits                    4,995      60.9 %         3,104          14,603      47.2 %        9,920
     Artists' royalties                                    7,922       3.7 %         7,639          26,663       1.1 %       26,360
     Programming and production costs                      3,498                     1,039          10,662                    2,712
     Other                                                 7,075      13.3 %         6,243          22,716      35.1 %       16,808
     Depreciation and amortization                           919     120.9 %           416           2,225      71.8 %        1,295

Total operating expenses                                  24,409      32.4 %        18,441          76,869      34.6 %       57,095

Operating income                                     $   (3,254)                $  (1,752)      $  (7,905)               $    (752)

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $   (2,335)                $  (1,336)      $  (5,680)               $      543

Percent of operating revenues:
    Operating income                                     (15.4)%                   (10.5)%         (11.5)%                   (1.3)%
    EBITDA                                               (11.0)%                    (8.0)%          (8.2)%                    1.0 %

Capital expenditures                                 $       436                $    2,079      $    9,549               $    2,581



Year-to-date operating losses for HGTV totaled $10,500,000 in 1995 and $3,500,000 in 1994. Operating losses for the quarterly periods were $3,900,000 in 1995 and $2,000,000 in 1994.

The Company acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations are included in the Entertainment segment from the date of acquisition.

The Company sold its Garfield and U.S. Acres copyrights in the second quarter of 1994. The Japanese market contributed most of the increase in licensing revenues. The year-over-year change in the exchange rate for the Japanese yen increased licensing revenues $1,900,000 in the year-to-date period and $300,000 in the quarterly period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $140,000,000 in 1995 compared to $167,000,000 in 1994.

Cash flow from operating activities in 1995 was used primarily for capital expenditures of $70,900,000, acquisitions and investments of $44,500,000, and dividend payments of $30,900,000.

In the third quarter the Company 1) announced an agreement to form a joint venture with Hyperion Telecommunications to build and operate a competitive access telecommunications system in Knoxville and Chattanooga and 2) reached an agreement to acquire cable television systems adjacent to its Knoxville and Chattanooga systems. The Company expects to finance its capital requirements, the cable television acquisition, and investments in the joint venture and HGTV primarily through cash flow from operations.

                       THE E.W. SCRIPPS COMPANY


                           Index to Exhibits


Exhibit No.                     Item                           Page


     12       Ratio of Earnings to Fixed Charges               E-2

     27       Financial Data Schedule                          E-3