Form 10-K
period 1995-12-31
SCRIPPS E W CO /DE
filed 1996-03-28
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

              For the fiscal year ended December 31, 1995

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

     Title of each class                  Name of exchange on which registered
Securities registered pursuant to
Section 12(b) of the Act:                     New York Stock Exchange
  Class A Common stock, $.01 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      X

The aggregate market value of Class A Common stock of the Registrant held by non-affiliates of the Registrant, based on the $40.625 per share closing price for such stock on January 31, 1996, was approximately $1,112,000,000. As of January 31, 1996 non-affiliates held approximately 2,320,000 shares of Common Voting stock. There is no active market for such stock.

As of January 31, 1996 there were 60,170,008 shares outstanding of the Registrant's Class A Common stock, $.01 par value per share and 19,978,373 shares outstanding of the Registrant's Common Voting stock, $.01 par value per share.

                  INDEX TO THE E. W. SCRIPPS COMPANY

    ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995



Item No.                                                              Page

                                PART I
1. Business
       Newspapers                                                       3
       Broadcast Television                                             7
       Entertainment                                                   10
       Employees                                                       11
2. Properties                                                          11
3. Legal Proceedings                                                   11
4  Submission of Matters to a Vote of Securities Holders               11

                                PART II

5. Market for Registrant's Common Stock and Related Stockholder
   Matters                                                             12
6. Selected Financial Data                                             12
7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                               12
8. Financial Statements and Supplementary Data                         12
9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosures                                               12

                               PART III

10.Directors and Executive Officers of the Registrant
        Executive Officers                                             13
        Directors                                                      14
11.Executive Compensation
        Summary Compensation Table                                     16
        Option/SAR Grants in 1995                                      17
        Aggregated Option/SAR Exercises in 1995 and FY-End
           Option/SAR Values                                           17
        Scripps Stock Plans to be Assumed by New Scripps               18
        Compensation Committee Interlocks and Insider Participation    22
        Pension Plan                                                   23
12.Security Ownership of Certain Beneficial Owners and Management
        Security Ownership of Certain Beneficial Owners                24
        Security Ownership of Management                               26
13.Certain Relationships and Related Transactions                      28

                                PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K    30

                                PART I

ITEM 1. BUSINESS

The E.W. Scripps Company ("Scripps") publishes daily newspapers in fifteen markets, operates local television stations in nine markets, operates cable television systems with 766,000 subscribers (at December 31, 1995) in nine geographic clusters, and its entertainment division primarily produces television programming and licenses comic characters.

On October 28, 1995, Scripps and Comcast Corporation ("Comcast") reached an agreement pursuant to which Scripps will contribute all of its non-cable television assets to Scripps Howard, Inc. ("SHI" - a wholly-owned subsidiary of Scripps and the direct or indirect parent of all of Scripps' operations) and SHI's cable television system subsidiaries ("Scripps Cable") will be transferred to and held directly by Scripps. Scripps Cable will be acquired by Comcast through a tax-free merger (the "Merger") with Scripps. The remaining SHI business will continue as "New Scripps", which will be distributed in a tax-free "spin-off" to Scripps shareholders (the "Spin-Off") prior to the Merger and thereafter renamed The E.W. Scripps Company. As a condition of the Merger Scripps has agreed to retire or defease its $32 million aggregate principal amount 7.375% notes due in 1998 ("Defeasance"). The Merger, Spin-off and Defeasance are collectively referred to as the "Transactions."

The total value in Comcast shares that Scripps shareholders are expected to receive is $1.575 billion, subject to certain closing adjustments. In the Spin-Off Scripps shareholders will receive one New Scripps Common Voting Share for each share of Scripps Common Voting Stock held and one New Scripps Class A Common Share for each share of Scripps Class A Common Stock held.

Scripps' historical basis in its assets and liabilities will be carried over to New Scripps. The Transactions will be recorded as a reverse-spin transaction, and accordingly New Scripps' results of operations for periods prior to the consummation of the Transactions will be identical to the historical results previously reported by Scripps. Because Scripps Cable represents an entire business segment that will be divested, its results are reported as "discontinued operations" for all periods presented. Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations." Management of New Scripps intends to continue to pay the same quarterly dividend per share as Scripps. Future dividends will, however, be subject to New Scripps' earnings, financial condition, and capital requirements.

The closing date of the Transactions is expected to be in the third quarter of 1996, subject to regulatory approvals and certain other conditions. Controlling shareholders in Scripps and Comcast have agreed to vote in favor of the Merger, and as a result completion of the Transactions is assured so long as such conditions are satisfied and such regulatory approvals (including approval of the Spin-Off as a tax-free transaction by the Internal Revenue Service and approval of the Merger by the Federal Communications Commission and certain franchise authorities) are received. While there can be no assurances regarding such approvals, management believes all such approvals will be obtained. Additional information related to Scripps Cable may be found in Amendment Number 2 (filed on March 28, 1996) to Scripps Current Report on Form 8-K filed on December 29, 1995.

If the Transactions are consummated, the newspaper, broadcasting and entertainment businesses of Scripps will continue to be operated by New Scripps. Accordingly, the discussion set forth below of the Scripps newspaper, broadcasting and entertainment businesses also serves as a discussion of the New Scripps businesses.


                              Newspapers

General - Scripps publishes daily newspapers in fifteen markets. From its Washington bureau Scripps operates the Scripps Howard News
Service, a supplemental wire service covering stories in the capital, other parts of the United States, and abroad. Scripps acquired or divested the following newspaper operations in the five years ended December 31, 1995:
   1995 - Divested the Watsonville, California, daily newspaper.
   1993 - Divested the Tulare, California, and San Juan, Puerto Rico newspapers.
   1992 - Acquired three daily newspapers in California (including The Monterey County Herald in connection with the sale of The Pittsburgh Press). Divested The Pittsburgh Press.

Revenues - The composition of Scripps' newspaper operating revenues for the five years ended December 31, 1995 is as follows:

( in thousands )
                                                                 1995          1994          1993          1992         1991
Newspaper advertising:
     Local ROP                                             $     197,235 $     190,147 $     177,028 $     168,286 $     165,900
     Classified ROP                                              179,694       161,835       141,994       122,081       118,641
     National ROP                                                 16,354        15,595        11,999        12,094        12,438
     Preprint                                                     68,645        63,103        57,304        50,720        45,729

Total newspaper advertising                                      461,928       430,680       388,325       353,181       342,708
Circulation                                                      125,304       116,117       112,393       102,679        98,126
Joint operating agency distributions                              43,863        44,151        38,647        40,018        36,647
Other                                                              9,009         8,274         8,815         8,971         7,840

Total                                                            640,104       599,222       548,180       504,849       485,321
Divested newspapers                                                  294         3,716        19,874       103,838       205,565

Total newspaper operating revenues                         $     640,398 $     602,938 $     568,054 $     608,687 $     690,886


Scripps' newspaper operating revenues are derived primarily from advertising and circulation. Advertising rates and revenues vary among Scripps' newspapers depending on circulation, type of advertising, local market conditions, and competition. Advertising revenues are derived from run-of-paper ("ROP") advertisements included with news stories in the body of the newspaper and from preprinted advertisements that are generally produced by advertisers and inserted into the newspaper.

ROP is further broken down among "local," "classified," and "national" advertising. Local refers to advertising that is not in the classified advertising section and is purchased by in-market advertisers. Classified refers to advertising in the section of the newspaper that is grouped by type of advertising, e.g., automotive and help wanted. National refers to advertising purchased by businesses that operate beyond the local market and purchase advertising from many newspapers, primarily through advertising agencies. A given volume of ROP advertisements is generally more profitable to Scripps than the same volume of preprinted advertisements.

Advertising revenues vary through the year, with the first and third quarters generally having lower revenues than the second and fourth quarters. Advertising rates and volume are highest on Sundays, primarily because circulation and readership is greatest on Sundays.

Advertising information for Scripps' newspapers is as follows
(excluding divested newspapers):

( in thousands )
                                                                 1995          1994          1993          1992         1991
Newspaper advertising inches:
     Local                                                         6,810         6,941         6,618         7,016         7,247
     Classified                                                    6,704         6,576         6,080         5,438         5,446
     National                                                        338           319           283           310           372

Total full-run advertising inches                                 13,852        13,836        12,981        12,764        13,065

   Previously reported classified advertising inches have been restated to report classified advertising inches as Standard Advertising Units
   ("SAU", calculated on a 6 column page instead of a 10 column page).

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for Scripps' newspapers is as follows:

( in thousands ) (1)                              Morning(M)
                   Newspaper                      Evening(E)       1995          1994          1993          1992         1991
             Daily Paid Circulation
Albuquerque (NM) Tribune (2)                         E              30.0          32.4          34.7          35.5          38.6
Birmingham (AL) Post-Herald (2)                    M (3)            58.2          59.6          60.1          61.9          60.6
Bremerton (WA) Sun                                 M (4)            35.9          38.2          39.6          38.6          40.4
Cincinnati (OH) Post (2)                           E (6)            87.4          90.9          95.1          98.5         100.9
Denver (CO) Rocky Mountain News                      M             331.0         344.9         342.9         356.9         355.9
El Paso (TX) Herald Post (2)                         E              22.3          23.7          25.2          27.6          28.3
Evansville (IN) Courier (2)                          M              61.8          62.8          64.3          63.9          62.8
Knoxville (TN) News-Sentinel                         M             124.9         127.9         123.9         126.0         103.9
Memphis (TN) Commercial Appeal                       M             190.2         198.0         196.2         191.8         194.9
Monterey County (CA) Herald                        M (5)            34.7          35.3          34.3          36.7          35.3
Naples (FL) Daily News                               M              47.8          45.2          44.1          42.0          39.8
Redding (CA) Record-Searchlight                    M (4)            37.7          37.1          38.4          38.6          40.6
San Luis Obispo (CA)
     Telegram-Tribune                              M (4)            32.2          32.2          32.5          31.5          32.5
Stuart (FL) News                                     M              36.3          34.7          33.1          30.9          29.7
Ventura County (CA) Star                         M (4),(7)          96.3         102.9          99.6          97.8          98.9

Total Daily Circulation                                          1,226.7       1,265.8       1,264.0       1,278.2       1,263.1

            Sunday Paid Circulation
Bremerton (WA) Sun                                                  39.6          40.5          40.7          39.5
Denver (CO) Rocky Mountain News                                    436.1         447.2         453.3         430.1         425.4
Evansville (IN) Courier                                            114.0         116.4         118.6         118.1         117.7
Knoxville (TN) News-Sentinel                                       174.8         177.9         183.5         182.9         174.9
Memphis (TN) Commercial Appeal                                     269.4         279.9         279.5         282.3         282.4
Monterey County (CA) Herald                         (5)             38.1          39.1          35.1          38.2          37.3
Naples (FL) Daily News                                              61.4          58.4          57.4          54.8          51.7
Redding (CA) Record-Searchlight                                     39.9          40.3          40.7          40.9          40.0
Stuart (FL) News                                                    44.4          43.1          40.6          37.5          35.4
Ventura County (CA) Star                            (7)            104.0         108.8         106.2         105.4         107.2

Total Sunday Circulation                                         1,321.7       1,351.6       1,355.6       1,329.7       1,272.0

 (1) Based on Audit Bureau of Circulation
     Publisher's Statements ("Statements") for the six-month periods ending September 30, except figures for the Naples Daily News and the Stuart News which are from the Statements for the twelve-month periods ending September 30.

(2) This newspaper is published under a JOA with another newspaper in its market. See "Joint
     Operating Agencies."

(3)  Will move to evening distribution in 1996.

(4)  Redding moved from evening to morning
     distribution in 1994.  Bremerton, San Luis
     Obispo, and the Thousand Oaks and Simi Valley editions of the Ventura County newspaper moved to morning distribution in 1995.

(5)  Acquired in 1992.

(6)  Includes circulation of The Kentucky Post.

(7)  Prior year amounts have been restated.
     Ventura County, Thousand Oaks, and Simi Valley
     Star are now reported as separate editions of a single newspaper.


Joint operating agency distributions represent Scripps' share of profits of newspapers managed by the other party to a joint operating agency (see "Joint Operating Agencies"). Other newspaper operating revenues include commercial printing.

Joint Operating Agencies - Scripps is currently a party to newspaper joint operating agencies ("JOAs") in five markets. A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 ("NPA") provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers. Except for Scripps' JOA in Cincinnati, all of Scripps' JOAs were entered into prior to the enactment of the NPA. From time to time the legality of pre-NPA JOAs has been challenged on anti-trust grounds but no such challenge has yet succeeded in the courts.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the parties to the JOA. In each case JOA expenses exclude editorial expenses. Scripps manages the JOA in Evansville and receives approximately 80% of JOA profits. Each of the other four JOAs are managed by the other party to the JOA. Scripps receives approximately 20% to 40% of JOA profits for those JOAs.

The table below provides certain information about Scripps' JOAs.

                                                                     Year JOA       Year of JOA
          Newspaper               Publisher of Other Newspaper     Entered Into     Expiration
Managed by Scripps:
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

The JOAs generally provide for automatic renewal terms of ten years unless an advance notice of termination ranging from two to five years is given by either party. Scripps has notified Hartmann Publications of its intent to terminate the Evansville JOA.

Competition - Scripps' newspapers compete for advertising revenues primarily with other local media, including other local newspapers, television and radio stations, and direct mail. Competition for advertising revenues is based upon audience size and demographics, price, and effectiveness. Newspapers compete with all other information and entertainment media for consumers' discretionary time.

All of Scripps' newspaper markets are highly competitive, particularly Denver, the largest market in which Scripps publishes a newspaper.

Newspaper Production - Scripps' daily newspapers are printed using offset or flexographic presses and use computer systems for writing, editing, and composing and producing the advertising and news material printed in each edition.

Raw Materials and Labor Costs - Scripps consumed approximately 190,000 metric tons of newsprint for the year ended December 31, 1995, a 6% decrease from 1994. Scripps purchases newsprint from various suppliers, many of which are Canadian. Management believes that Scripps' sources of supply of newsprint are adequate for its anticipated needs. Newsprint prices increased dramatically in 1994 and 1995. As a result newsprint costs accounted for approximately 23% of Scripps' newspaper operating expenses in 1995 as compared to 19% in 1994. While the rate of increase in the price of newsprint is expected to slow, the effects of anticipated increases in the price of newsprint in 1996 and price increases which became effective in the second half of 1995 are expected to result in a 20% increase in newsprint and ink expense in 1996.

Labor costs accounted for approximately 43% of Scripps' newspaper operating expenses in 1995 and 45% in 1994. A substantial number of Scripps' newspaper employees are represented by labor unions. See "Employees."

                         Broadcast Television

General - Scripps' television operations consist of nine network-affiliated television stations. Scripps acquired or divested the following broadcast operations in the five years ended December 31, 1995:
  1993 - Divested radio stations and Memphis television station. 1991 - Acquired Baltimore television station WMAR.

Revenues - The composition of Scripps' broadcasting operating revenues for the five years ended December 31, 1995 is as follows:


( in thousands )
                                                                 1995          1994          1993          1992         1991
Local advertising                                          $     150,489 $     142,491 $     130,603 $     120,148 $     106,610
National advertising                                             125,476       122,668       114,558       109,204        99,459
Political advertising                                              3,207        14,291         1,344         8,836           665
Other                                                             16,056         8,734         8,439         9,037         9,661

Total                                                            295,228       288,184       254,944       247,225       216,395
Divested television and radio stations                                                        29,350        30,062        29,055

Total broadcasting operating revenues                      $     295,228 $     288,184 $     284,294 $     277,287 $     245,450


Scripps' television operating revenues are derived primarily from the sale of time to businesses for commercial messages that appear during entertainment and news programming. Local advertising refers to time purchased by local businesses; national refers to regional and national businesses; political refers to campaigns for elective office and campaigns for political issues.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters, due in part to higher retail advertising during the holiday seasons, political advertising in election years, and "sweeps" periods. Advertising rates are based primarily upon the size and demographics of the audience for each program.

Other revenues primarily consist of network compensation (see
"Network Affiliation and Programming"). The new and extended network affiliation agreements signed in 1994 and 1995 with ABC require increased network compensation payments.

Information concerning Scripps' stations and the markets in which they operate is as follows:

                                                                        Current
                                                 Expiration           Affiliation Stations
                                       Network     of FCC    Rank of   Agreement     in
         Station and Market          Affiliation   License   Market(1)  Expires    Market(3)  1995   1994    1993   1992    1991
   WXYZ, Detroit, Ch. 7                  ABC        1997        9         2004        6
        Average Audience Share (2)                                                              21     21      21     22      23
        Station Rank in Market (3)                                                               1      1       1      1       1
   WEWS, Cleveland, Ch. 5                ABC        1997        13        2004       10
        Average Audience Share (2)                                                              19     20      20     21      20
        Station Rank in Market (3)                                                               1      1       1      1       1
   WFTS, Tampa, Ch. 28                 ABC (6)      1997        15        2004       10
        Average Audience Share (2)                                                              10      8       8      7       7
        Station Rank in Market (3)                                                               4      4       4      4       4
   KNXV, Phoenix, Ch. 15               ABC (6)      1998        17        2004       11
        Average Audience Share (2)                                                              10     10       9     10      10
        Station Rank in Market (3)                                                               4      4       4      4       4
   WMAR, Baltimore, Ch. 2 (4)          ABC (6)      1996        23        2004        6
        Average Audience Share (2)                                                              15     17      19     17      21
        Station Rank in Market (3)                                                               3      3       2      2       1
   WCPO, Cincinnati, Ch. 9             CBS (5)      1997        29        1996        5
        Average Audience Share (2)                                                              17     19      21     22      20
        Station Rank in Market (3)                                                               1      1       1      1       1
   KSHB, Kansas City, Ch. 41           NBC (6)      1998        32        2004        7
        Average Audience Share (2)                                                              10     11      10     11       9
        Station Rank in Market (3)                                                               4      4       4      4       4
   WPTV, W. Palm Beach, Ch. 5            NBC        1997        45        2004        6
        Average Audience Share (2)                                                              18     20      24     23      25
        Station Rank in Market (3)                                                               1      1       1      1       1
   KJRH, Tulsa, Ch. 2                    NBC        1998        59        2004        7
        Average Audience Share (2)                                                              16     16      15     16      17
        Station Rank in Market (3)                                                               3      4       3      3       3

All market and audience data is
based on November A.C. Nielsen
Company survey.

(1)  Rank of Market represents the
     relative size of the television
     market in the United States.
(2)  Represents the number of
     television households tuned to a
     specific station Sign-On/Sign-Off,
     Sunday - Saturday,
     as a percentage of total
     viewing households in Area of
     Dominant Influence.
(3)  Stations in Market does not
     include public broadcasting
     stations, satellite stations, or
     translators which rebroadcast
     signals from distant
     stations.  Station Rank in Market is
     based on Average Audience Share as
     described in (2).
(4)  Station purchased May 30, 1991.
(5)  Affiliation will change to ABC
     in June 1996.  The ABC affiliation
     agreement has a term of ten years.
(6)  Prior to January 1995 WFTS and
     KNXV were FOX affiliates and WMAR
     was a NBC affiliate; prior to
     September 1994 KSHB was
     a FOX affiliate.

Competition - Scripps' television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, newspapers, and direct mail. Competition for advertising revenues is based upon audience size and demographics, price, and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media. Continuing technological advances will improve the capability of alternative service providers such as traditional cable, "wireless" cable, and direct broadcast satellite television to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers and from local telephone companies which are pursuing efforts to enter this market is expected to increase. Scripps intends to undertake upgrades in its services as may be permitted by the Federal Communications Commission ("FCC") to maintain its competitive posture, and such facility upgrades may require large capital investments. Technological advances in interactive media services will increase these competitive pressures.

Network Affiliation and Programming - Scripps' television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming.

In addition to network programs, Scripps' television stations broadcast locally produced programs, syndicated programs, sports events, movies, and public service programs. News is the focus of Scripps' locally produced programming. Advertising during local news programs accounts for more than 30% of a station's revenues.

Federal Regulation of Broadcasting - Television broadcasting is subject to the jurisdiction of the FCC pursuant to the Communications
Act of 1934, as amended ("Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify, and renew broadcasting licenses, approve the transfer of control of any corporation holding such licenses, determine the location of stations, regulate the equipment used by stations, and adopt and enforce necessary regulations. The Telecommunications Act of 1996 (the "1996 Act"), effective February 8, 1996, significantly relaxes the regulatory environment applicable to broadcasters.

Under the new legislation, television broadcast licenses may be granted for a term of eight years, rather than five, and they remain renewable upon request. While there can be no assurance regarding the renewal of Scripps' television broadcast licenses, Scripps has never had a license revoked, has never been denied a renewal, and all previous renewals have been for the maximum term. In January 1996 the FCC's staff granted the application for renewal of the license for Scripps' Phoenix station that had been filed in 1993. The staff denied a petition to deny that license filed by the League of United Latin American Citizens ("LULAC").

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if (i) the applicant already owns, operates, or controls a television station serving substantially the same area, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in, more than twelve television stations or in television stations whose total national audience reach exceeds 25% of all television households. The 1996 Act eliminates the twelve-station national cap and raises the national household-percentage reach cap to 35%. The legislation also directs the FCC to promptly reconsider its local multiple ownership limits for television. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. Scripps' television station and daily newspaper in Cincinnati were owned by Scripps at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale. The FCC has also announced that it will consider during 1996 whether to amend its newspaper/broadcast cross-ownership prohibition.

Under the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), each television broadcast station gained "must-carry" rights on any cable system defined as "local" with respect to that station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Scripps' stations have generally elected to negotiate retransmission consent agreements with cable companies.

Management believes Scripps is in substantial compliance with all applicable regulatory requirements.

                             Entertainment

General - Scripps' Entertainment segment includes United Media, a licensor and syndicator of news features and comics, Home & Garden Television ("HGTV"), Scripps Howard Productions ("SHP"), Cinetel Productions ("Cinetel"), an independent producer of cable television programming, and Scripps' equity interests in The Television Food Network and SportSouth, both cable television networks.

HGTV was launched on December 30, 1994. Cinetel was acquired on March 31, 1994. SHP began operations in 1993 and began selling programs in 1995.

Revenues - The composition of Scripps' entertainment revenues for the five years ended December 31, 1995 is as follows:

( in thousands )
                                                                 1995          1994          1993          1992         1991
Licensing                                                  $      49,366 $      49,236 $      55,083 $      57,136 $      62,167
Newspaper feature distribution                                    18,915        17,998        18,814        19,013        19,827
Film and television production                                    13,789         5,725        10,757        11,060         9,617
Other                                                             12,682           514            87

Total entertainment operating revenues                     $      94,752 $      73,473 $      84,741 $      87,209 $      91,611

Scripps, under the trade name United Media, is a leading distributor of news columns, comics, and other features for the newspaper industry. Included among these features is "Peanuts", one of the most successful strips in the history of comic art. United Media sold its worldwide "Garfield" and "U.S. Acres" copyrights in 1994. Film and television production revenues prior to 1994 were primarily related to "Garfield" television programming.

United Media owns and licenses worldwide copyrights relating to "Peanuts" and other character properties for use on numerous products, including plush toys, greeting cards, and apparel, for promotional purposes, and for exhibit on television, video cassettes, and other media. Merchandise, literary, and exhibition licensing revenues are generally a negotiated percentage of the licensee's sales. Scripps generally receives a fixed fee for the use of its copyrights for promotional and advertising purposes. More than half of the licensing revenues are from markets outside the United States. Scripps generally pays a percentage of gross syndication and licensing royalties to the creators of these properties.

HGTV features 24 hours of daily programming focusing on home repair and remodeling, gardening, decorating, and other activities associated with the home. Scripps expects to invest an additional $35,000,000 in HGTV in the next two years, including capital expenditures and pre-tax operating losses.

HGTV revenues are derived from the sale of advertising time and from program license fees received from cable television and other distribution systems that carry the network. Such license fees are generally based on the number of subscribers who receive HGTV.

HGTV programming is transmitted via satellite to cable television systems. The HGTV audience includes satellite dish owners, who can view HGTV programming without paying a fee. HGTV will begin to scramble its signal in 1996.

SHP acquires, creates, develops, and produces programming product for domestic and international television. Cinetel produces programs for cable television, such as Club Dance at the Whitehorse Cafe and Shadetree Mechanic.

Scripps' film and television program production revenues are derived from the licensing of programming to broadcast and cable television networks, the fees for which are negotiated with the networks. The success of Scripps' programs is dependent upon public taste, which is unpredictable and subject to change. Consequently, operating revenues are subject to substantial fluctuations.

Programs are developed and produced internally and in collaboration with a number of independent writers, producers and creative teams under production arrangements. SHP licenses a program prior to commencing production. To date the initial license fees have approximated the production costs of each program. SHP retains the distribution rights for foreign, syndicated television, cable television, and home video markets.

Competition - Scripps' newspaper feature distribution operations compete for a limited amount of newspaper space with other distributors of news columns, comics, and other features. Competition is primarily based on price and popularity of the features.
Popularity of licensed characters is a primary factor in obtaining and renewing merchandise and promotional licenses.

Scripps' program and production operations compete with all forms of entertainment. In addition to competing for market share with other entertainment companies, Scripps competes to obtain creative talents, story properties, advertiser support and broadcast rights. A significant number of other companies produce and/or distribute programs and provide programming to cable television and other system operators. Competition is primarily based on price, quality of the programming, and public taste.


                               Employees

As of December 31, 1995 Scripps had approximately 6,700 full-time employees, of whom approximately 4,800 were engaged in newspapers, 1,500 in broadcasting, and 350 in entertainment. Various labor unions represent approximately 1,900 employees, primarily in newspapers. Collective bargaining agreements covering approximately 50% of union-represented employees are being negotiated currently or will be negotiated in 1996. Except for work stoppages at The Pittsburgh Press, which was sold in 1992, Scripps has not experienced any work stoppages since March 1985. Scripps considers its relationship with employees to be generally satisfactory.


ITEM 2.  PROPERTIES

The properties used in Scripps' newspaper operations generally include business and editorial offices and printing plants.

Scripps' television operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. Increased capital expenditures in 1994 and 1995 are associated with more local news programming, primarily, in Kansas City, Phoenix, and Tampa. Ongoing advances in the technology for delivering video signals to the home, such as "high definition television," may, in the future, require a high level of capital expenditures in order to maintain competitive position.

Scripps' entertainment operations require offices and studios and other real and personal property to deliver programming product. HGTV and Cinetel operate from an 80,000 square-foot production facility in Knoxville.

Management believes Scripps' present facilities are generally well-maintained and are sufficient to serve its present needs.


ITEM 3.  LEGAL PROCEEDINGS

Scripps is involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders in the quarter ended December 31, 1995.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Shares of Scripps Class A Common Stock are traded on the New York Stock Exchange ("NYSE") under the symbol "SSP". There are approximately 4,900 owners of Scripps' Class A Common Stock, based on security position listings, and 27 owners of Scripps' Common Voting Stock (which does not have a public market). Scripps has declared cash dividends in every year since its incorporation in 1922.

The range of market prices of Scripps' Class A Common Stock, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends, are as follows:


                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            1995
Market price of common stock:
   High                                                            $32.750       $32.375      $34.625      $40.625
   Low                                                              26.750        28.000       30.625       33.500

Cash dividends per share of common stock                             $ .11         $ .13        $ .13        $ .13         $ .50

                            1994
Market price of common stock:
   High                                                            $29.250       $29.500      $30.500      $31.000
   Low                                                              24.875        23.000       27.875       27.500

Cash dividends per share of common stock                             $ .11         $ .11        $ .11        $ .11         $ .44

Upon completion of the Transactions the separate existence of Scripps will cease. New Scripps' Class A Common Shares issued in the Spin-Off are expected to be listed on the NYSE and to trade under the symbol
"SSP".   Management of New Scripps intends to maintain the same
quarterly dividend per share as Scripps. Future dividends will, however, be subject to New Scripps' earnings, financial condition, and capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is filed as part of this Form 10-
K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed as part of this Form 10-
K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          Executive Officers

The executive officers of Scripps and New Scripps are as follows.
Executive officers serve at the pleasure of the Boards of Directors. Certain information about such officers appears in the table below.

   Name                    Age                  Position

Lawrence A. Leser           60   Chairman of the Board of
                                 Directors (since August 1994); Chief
                                 Executive Officer (since 1985);
                                 Director (since 1977); President (1985
                                 to August 1994)

William R. Burleigh         60   President (since August 1994);
                                 Chief Operating Officer (since May
                                 1994); Director (since 1990);
                                 Executive Vice President (1990 to
                                 August 1994); Senior Vice
                                 President/Newspapers and Publishing
                                 (1986 to 1990)

Daniel J. Castellini        56   Senior Vice President/Finance and
                                 Administration (since 1986)

F. Steven Crawford          47   Senior Vice President/Cable
                                 (since September 1992); Vice
                                 President, Cable (1990 to September
                                 1992); General Manager, TeleScripps
                                 Cable Company (1983 to 1990)

Paul F. (Frank) Gardner     53   Senior Vice President/Broadcasting
                                 (since April 1993); Senior Vice President,
                                 News Programming, Fox Broadcasting Company
                                 (1991 to 1993); Vice President and
                                 General Manager, WCPO Television,
                                 Cincinnati (1988 to 1991)

Alan M. Horton              52   Senior Vice President/Newspapers
                                 (since May 1994); Vice
                                 President/Operations, Newspapers (1992
                                 to May 1994); Editor, Naples Daily
                                 News (1987 to 1992)

Craig C. Standen            53   Senior Vice President/Corporate
                                 Development (since August 1994); Vice
                                 President/Marketing-Advertising,
                                 Newspapers (1990 to August 1994)

J. Robert Routt             41   Vice President and Controller
                                 (since 1985)

E. John Wolfzorn            50   Treasurer (since 1979)

M. Denise Kuprionis         39   Corporate Secretary (since 1987)

Gregory L. Ebel             40   Vice President/Human Resources
                                 (since 1994); Senior Vice President,
                                 PNC Bank Ohio (1990 to 1994)

Richard A. Boehne           39   Vice President/Corporate
                                 Communications and Investor Relations
                                 (since 1995); Director of Corporate
                                 Communications and Investor Relations
                                 (1989 to 1994)

                               Directors

The directors of Scripps and New Scripps are as follows. Each director serves until the next succeeding annual meeting of stockholders and until his successor is elected and qualified.
Certain information about such directors appears in the table below.

                                                 Principal Occupation or
                             Director            Occupation/Business
    Name              Age    Since             Experience for Past Five Years

Daniel J. Meyer(1)     59     1988      Chairman since January 1,
                                        1991, Chief Executive Officer since
                                        April 24, 1990, President and Chief
                                        Operating Officer from November 1987
                                        through April 1990, of Cincinnati
                                        Milacron Inc. (a manufacturer of metal
                                        working and plastics processing
                                        machinery and systems).

Nicholas B. Paumgarten 50     1988      Managing Director of J.P.
                                        Morgan & Co. Inc. since February 10,
                                        1992 (an investment banking firm);
                                        Managing Director of Dillon, Read &
                                        Co. Inc. from March 19, 1991 through
                                        February 9, 1992 (an investment
                                        banking firm); Managing Director from
                                        1981 through March 18, 1991 of The
                                        First Boston Corporation (an
                                        investment banking firm).

David R. Huhn          58     1991      Retired; President of
                                        McAlpin's, Inc., a subsidiary of
                                        Mercantile Stores Co., Inc. from
                                        October 16, 1991 through February 3,
                                        1994; Chairman and Chief Executive
                                        Officer from September 1989 through
                                        October 15, 1991, of Mercantile Stores
                                        Co., Inc.

John H. Burlingame(2)  62     1988      Executive Partner since 1982
                                        of Baker & Hostetler (law firm).

William R. Burleigh    60     1990      President of Scripps since
                                        August 1994; Chief Operating Officer
                                        since May 1994, Executive Vice
                                        President from March 1990 through
                                        August 1994.

Lawrence A. Leser(3)   60     1977      Chairman of Scripps
                                        since August 1994, Chief Executive
                                        Officer since July 1985, President
                                        from July 1985 through August 1994.

Charles E. Scripps(4)  76     1946      Chairman of the Executive
                                        Committee of Scripps since August
                                        1994; Chairman of the Board of
                                        Directors of Scripps from 1953 to
                                        August 1994.

Paul K. Scripps(5)     50     1986      Chairman since December 1989
                                        of John P. Scripps Newspapers, a
                                        subsidiary of Scripps.

Robert P. Scripps(6)   78     1949      A Director of Scripps since 1949.

(1) Mr. Meyer is a director of Cincinnati Milacron Inc., Star Bank Corporation (bank holding company) and Hubbell Incorporated
     (manufacturer of wiring and lighting devices).

(2)  Mr. Burlingame is a Trustee of The Edward W. Scripps Trust
     ("Scripps Trust"). See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

(3) Mr. Leser is a director of Union Central Life Insurance Company and AK Steel Holding Corporation (steel manufacturer).

(4) Mr. Charles E. Scripps is the brother of Robert P. Scripps and Chairman of the Board of Trustees of the Scripps Trust.

(5) Mr. Paul K. Scripps serves as a director pursuant to an agreement between the Scripps Trust and John P. Scripps.
     See Item 13 "Certain Relationships and Related Transactions--John
     P. Scripps Newspapers."

(6) Mr. Robert P. Scripps is a Trustee of the Scripps Trust and the brother of Charles E. Scripps.

Committees. The Scripps Board has, and after the Spin-Off the New Scripps Board will have, an Executive Committee, an Audit Committee and a Compensation Committee. The functions of each of these committees are described and the members of each are listed below.

Charles E. Scripps, Lawrence A. Leser and John H. Burlingame are the members of the Executive Committee. The Executive Committee exercises all of the powers of the Board in the management of corporate business and affairs between Board meetings, except the power to fill vacancies on the Board or its committees.

Daniel J. Meyer, Nicholas B. Paumgarten and David R. Huhn are the members of the Audit Committee, which nominates the independent auditors each year, reviews the audit plans of both the internal and independent auditors, evaluates the adequacy of and monitors compliance with corporate accounting policies, and reviews the annual financial statements. The internal and independent auditors have unrestricted access to the Audit Committee.

Charles E. Scripps, Daniel J. Meyer and David R. Huhn are the members of the Compensation Committee, which establishes overall compensation policy, determines compensation of senior management and administers the Scripps Incentive Plan.

Meetings. The Scripps Board held 4 regularly scheduled and 5 special meetings during 1995. Each director of Scripps attended at least 75% of all meetings of the Scripps Board and committees of the Scripps Board on which he serves.

Compensation of Directors. Each director elected by the holders of Scripps Class A Common Stock receives an annual fee of $22,000, and an additional $2,000 for each meeting that he attends of the Scripps Board or a committee thereof on which he serves. Additionally, for each committee of which he is chairman, such director receives an annual fee of $3,000. Directors elected by the holders of Scripps Common Voting Stock, with the exception of Charles E. Scripps, do not receive any compensation for services as directors or committee members. Charles E. Scripps receives a fee for such services at the annual rate of $50,000, but does not receive any additional fees for his attendance at Scripps Board or Committee meetings. It is expected that New Scripps will compensate directors following the Spin-Off substantially in accordance with the foregoing practices.

ITEM 11.  EXECUTIVE COMPENSATION

                      Summary Compensation Table

Prior to the Spin-Off, Scripps executive officers will not have received any compensation from New Scripps for serving as executive officers thereof. It is expected that New Scripps will compensate its executive officers following the Spin-Off substantially in accordance with the compensation practices of Scripps.

The following table sets forth certain information regarding the compensation earned by and paid and awarded to the Chief Executive Officer of Scripps and each of the four other most highly compensated executive officers of Scripps, during each of the last three fiscal years.

                                                                              Long-Term Compensation
                                                                            Awards                  Payouts             All
                                                                 Restricted     Securities                             Other
                                    Annual Compensation             Stock       Underlying           LTIP             Compen-
                                                                  Award(s)       Options/           Payouts           sation
Principal Position     Year         Salary          Bonus            (1)         SARs (#)             (2)               (3)
Lawrence A. Leser        1995   $     675,000 $      540,000 $              0               0 $               0 $           4,500
Chairman and Chief       1994         650,000        520,000                0          40,000                 0             4,500
Executive Officer        1993         630,000        250,000                0         140,000            76,000             7,075

William R. Burleigh      1995   $     455,000 $      227,500 $              0               0 $               0 $           4,500
President and Chief      1994         423,333        211,667          180,780          30,000                 0             4,500
Operating Officer        1993         400,000        100,000                0          75,000            21,600             7,075

Paul F. (Frank) Gardner  1995   $     380,000 $      106,400 $              0               0 $               0 $           4,500
Senior Vice President/   1994         330,000        132,000          376,625          25,000                 0             4,500
Broadcasting (4)         1993         225,000        120,000          413,925          56,500                 0             6,000

Daniel J. Castellini     1995   $     335,000 $      134,000 $              0               0 $               0 $           4,500
Senior Vice President/   1994         325,000        130,000                0          20,000                 0             4,500
Finance and              1993         325,000         85,000                0          48,000            26,208             7,075
Administration

Craig C. Standen         1995   $     325,000 $      130,000 $              0               0 $               0 $           4,500
Senior Vice President/   1994         310,000        103,833          210,975          20,000                 0             4,500
Corporate Development (5)

Alan M. Horton           1995   $     325,000 $      130,000 $              0               0 $               0 $           4,500
Senior Vice President/   1994         255,938         92,813          210,975          20,000            14,323             4,500
Newspapers (6)


(1) The aggregate number and value of restricted stock holdings ("Restricted Stock Awards") for each named executive officer as of the end of 1995 were as follows: Mr. Burleigh held 6,000 shares with a value of $239,250; Mr. Gardner held 24,500 shares with a value of $976,938; Mr. Standen and Mr. Horton each held 7,500 shares, with a value of $299,063 each. Dividends were paid during 1995 on the shares of restricted stock held by each named executive officer at a rate of thirteen cents per share per quarter, except for the first quarter when the dividend rate was eleven cents. Messrs. Leser and Castellini did not hold any restricted stock at December 31, 1995. All restricted shares are shares of Scripps Class A Common Stock. New Scripps will assume the Restricted Stock Awards and the Scripps Incentive Plan pursuant to the Spin-Off.

(2) Represents compensation paid pursuant to the Scripps Medium Term Bonus Plan. This plan terminated in 1991. The final vesting period, with respect to contingent awards outstanding under this plan, was December 1993.

(3) Represents compensation paid pursuant to the Scripps Retirement and Investment Plan.

(4)  Mr. Gardner was elected to the position of Senior Vice
     President/Broadcasting on April 1, 1993. The compensation reported for 1993 reflects his actual 1993 earnings.

(5) Mr. Standen was elected an executive officer of Scripps in August 1994. Prior to this appointment he was a Vice President of a subsidiary of Scripps. The compensation reported for 1994 reflects his actual 1994 earnings.

(6) Mr. Horton was elected an executive officer of Scripps in May 1994. Prior to this appointment he was a Vice President of a subsidiary of Scripps. The compensation reported for 1994 reflects his actual 1994 earnings.

                       Option/SAR Grants in 1995

Scripps maintains the Scripps Incentive Plan and the Scripps Non-employee Directors' Stock Option Plan. New Scripps will assume these plans and the options and awards outstanding under them. Accordingly, upon consummation of the Spin-Off, all references in such plans, options and awards to Scripps and Scripps Class A Common Stock will be deemed to refer to New Scripps and New Scripps Class A Common Shares. There were no option grants to the named executives in 1995.

 Aggregated Option/SAR Exercises in 1995 and FY-End Option/SAR Values

The following table sets forth certain information regarding the number and value of options for shares of Scripps Class A Common Stock held by the named executives at December 31, 1995. One executive exercised an option during 1995. These options will be assumed by New Scripps pursuant to the Spin-Off.

                                                                                       Value of
                                                        Number of Securities           Unexercised
                                                        Underlying Unexercised         In-the-Money Options/
                         Shares Acquired  Value         Options/SARs at12/31/95        SARs at 12/31/95 ($)
Name                     on Exercise (#)  Realized ($)  Exercisable/Unexercisable      Exercisable/Unexercisable

Lawrence A. Leser                                          325,500 / 12,000            $4,641,988 / 263,940

William R. Burleigh                                        195,000 / 10,000            $2,806,225 / 219,950

Paul F. (Frank) Gardner    22,000         $294,945         59,500 / 0                  $555,938 /0

Daniel J. Castellini                                       129,000 / 5,000             $1,865,525 / 109,975

Craig C. Standen                                           60,275 / 6,000              $934,807 /131,970

Alan M. Horton                                             56,050 / 1,500              $781,061 /32,993

           Scripps Stock Plans to be Assumed by New Scripps

Scripps maintains the following stock plans: (i) the 1987 Long-Term Incentive Plan ("Scripps Incentive Plan") and (ii) the 1994 Non-Employee Directors' Stock Option Plan ("Scripps Directors' Plan," and collectively, the "Scripps Stock Plans"). In connection with the Merger and related transactions, New Scripps will assume the Scripps Stock Plans and the options and awards outstanding thereunder. All references in such plans to Scripps and Scripps Class A Common Stock will be deemed to refer to New Scripps and New Scripps Class A Common Shares. Approval of the Merger by the holders of Scripps Common Voting Stock will constitute approval of New Scripps' assumption of the Scripps Stock Plans for purposes of the stockholder approval requirements of Rule 16b-3 under the Exchange Act.

Scripps Incentive Plan. Upon consummation of the Spin-Off, New Scripps will assume the Scripps Incentive Plan and all options and awards outstanding thereunder. All such options and awards will be adjusted in accordance with the plan by the Compensation Committee so as to prevent enlargement or dilution of the rights represented by such options and awards. No amendments will be made to the Scripps Incentive Plan as a result of the Spin-Off. All information appearing below about the Scripps Incentive Plan will continue to apply to the plan after assumption thereof by New Scripps.

The purpose of the Scripps Incentive Plan is to promote the long-term growth and profitability of Scripps by enabling it to attract and retain the best available persons for positions of substantial responsibility. Grants of incentive or nonqualified stock options, stock appreciation rights (in tandem with or independent of options) ("SARs"), restricted or nonrestricted share awards, performance units, or any combination thereof, may be made under the Scripps Incentive Plan. Participation is limited to officers and other key employees of Scripps selected by the Compensation Committee. Directors who are not officers of Scripps are not eligible to participate in the Scripps Incentive Plan. Scripps has reserved 3,250,000 shares of Class A Common Stock for issuance under the plan. The maximum number of shares of Scripps Class A Common Stock with respect to which options, SARs, restricted stock or performance units, or any combination thereof, may be granted under the Scripps Incentive Plan to any employee in any one calendar year is limited to 500,000 shares.

Stock Options and SARs. The exercise price of stock options granted under the Scripps Incentive Plan shall not be less than 100% of the fair market value of the shares on the date the option is granted.
The Compensation Committee may grant incentive or nonqualified options. Options may be exercised upon payment of the exercise price in cash, in shares previously acquired by the optionee, or a combination of cash and such shares. Options may also be exercised in accordance with a "cashless" exercise procedure that permits the optionee to sell all or a portion of the shares underlying the option or obtain a margin loan from a broker sufficient to enable payment in either case of the exercise price of the option. The Compensation Committee shall determine the date or dates on which each option shall become exercisable. The Compensation Committee may accelerate the vesting of any option or SAR held by an employee who retires or whose employment is otherwise terminated for any reason other than cause. "Cause" means, generally, conviction of a felony, conduct that could cause demonstrable and serious injury to Scripps, or gross dereliction of duty or other grave misconduct. Retired employees have a period of five years following retirement to exercise their options and SARs. Upon a change in control of Scripps there will be an automatic acceleration of the vesting of any outstanding option or SAR as of the date of such change in control.

The Compensation Committee is authorized to grant SARs under the Scripps Incentive Plan independently of or in tandem with stock options. The exercise of an option shall result in an immediate forfeiture of its corresponding tandem SAR, and the exercise of a tandem SAR shall cause an immediate forfeiture of its corresponding option. A tandem SAR shall expire at the same time as and shall be transferable only when and under the same conditions as the related option. Tandem SARs shall be exercised only when, to the extent and on the conditions that the related option is exercisable. Upon exercise, the optionee shall be entitled to distribution of an amount equal to the difference between the fair market value of a share of Scripps Class A Common Stock on the date of exercise and the exercise price of the option to which the SAR corresponds. The Compensation Committee shall decide whether such distribution shall be in cash, in shares, or in a combination thereof. All tandem SARs will be exercised automatically on the last day prior to the expiration date of the related option. An independent SAR will entitle an employee to receive, with respect to each share of Class A Common Stock as to which the SAR is exercised, the excess of the fair market value of one share of such stock on the date of exercise over its fair market value on the date such SAR was granted. As defined in the Scripps Incentive Plan, "fair market value" means the average of the highest and lowest selling prices of the Scripps Class A Common Stock as reported on the New York Stock Exchange on the date in question. Independent SARs may become exercisable at such time or times, and on such conditions as the Compensation Committee may specify, except that no such SAR will become exercisable during the first six months following the date on which it was granted. The Scripps Incentive Plan provides that each independent SAR will be exercised automatically on the last day prior to its expiration date. Payments of the amount to which an employee is entitled upon the exercise of an independent SAR shall be made in cash or shares of Scripps Class A Common Stock, or in any combination thereof, as the Compensation Committee shall determine. To the extent that the payment is made in shares, the shares will be valued at their fair market value on the day of exercise of such SAR.

No option, SAR or performance unit shall be transferable by an employee otherwise than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. The Scripps Incentive Plan provides that the Compensation Committee shall make adjustments as it deems appropriate in the number and kind of shares reserved for issuance under the Plan, and the number and kind of shares covered by grants made under the plan and in the exercise price of outstanding options, in certain events, such as reorganization, recapitalization, stock split or merger. The Compensation Committee may also authorize cash awards to any participant in order to assist him or her in meeting tax obligations with respect to shares received under the plan.

Share Awards. The Compensation Committee may award shares of Scripps Class A Common Stock under the Scripps Incentive Plan and place restrictions on transfer of such shares. Each award shall specify the applicable restrictions, if any, on such shares, the duration of such restrictions, and the time at which such restrictions shall lapse. Participants will be required to deposit shares with Scripps during the period of any restriction on transfer.

Performance Units. The Compensation Committee may grant performance units to participants under the Scripps Incentive Plan. Each unit shall have a dollar value determined at the time of grant. The value of each unit may be fixed or it may fluctuate based on a performance factor (e.g., return on equity) selected by the Compensation Committee. The Compensation Committee shall establish performance goals that, depending on the extent to which they are met, will determine the final value of the performance units or the final number of units actually earned by participants, or both. Performance units that are earned by a participant may be paid in restricted or nonrestricted shares, in cash, or in a combination of both at the Compensation Committee's discretion.

Miscellaneous. The Scripps Incentive Plan provides for vesting, exercise or forfeiture of rights granted under the Scripps Incentive Plan on retirement, death, disability, termination of employment or a change of control. The Board of Directors may modify, suspend or terminate the Scripps Incentive Plan as long as it does not impair the rights of any participant thereunder. The holders of Scripps Common Voting Stock must approve any increase in the maximum number of shares reserved for issuance under the plan, any change in the classes of employees eligible to participate in the plan and any material increase in the benefits accruing to participants. The Scripps Incentive Plan was approved by the holders of Scripps Common Voting Stock in December 1987 and shall terminate in December 1997 except with respect to awards or options then outstanding.

Scripps Directors' Plan. Upon consummation of the Spin-Off, New Scripps will assume the Scripps Directors' Plan and all options outstanding thereunder. All such options will be adjusted in accordance with the plan by the Compensation Committee so as to prevent enlargement or dilution of the rights represented by such options. No amendments will be made to this plan as a result of the Spin-Off. All information appearing below about the Scripps Directors' Plan will continue to apply to the plan after assumption thereof by New Scripps.

The purpose of the plan is to strengthen the alignment of interests between non-employee directors and the stockholders of Scripps through the increased ownership by such directors of shares of Scripps Class A Common Stock. The total number of shares of Class A Common Stock of Scripps that may be made subject to options awarded under the Plan is 50,000. Participation is limited to non-employee directors of Scripps elected by the holders of Class A Common Stock.

Under the plan, each qualified director shall receive a one-time non-qualified stock option for 5,000 shares of Class A Common Stock at the time of initial election. On December 9, 1994, each of the three non-employee directors currently in office received an option for 5,000 shares of Class A Common Stock. The plan was subsequently approved by the holders of the Common Voting Stock.

The exercise price of each option granted under the plan shall be equal to the fair market value of a share of Scripps Class A Common Stock on the date that the option is granted. Options may be exercised in whole or in part upon payment of the exercise price in cash or in shares of Scripps Class A Common Stock previously acquired or a combination of cash and such shares. The plan also provides for "cashless exercise" of options pursuant to which a participant pays the exercise price of his options by selling all or part of the underlying common shares.

The stock options granted under the plan to the current non-employee directors of Scripps are exercisable and shall expire on December
9, 2004. All other stock options granted under the plan shall be exercisable on the first anniversary of the recipient's election as a director by the holders of Scripps Class A Common Stock and shall have terms of ten years from the date of grant.

Options granted under the plan are not transferable except as permitted by applicable law. The plan provides for appropriate adjustments in the number and kind of shares reserved for issuance under the plan or covered by options granted under the Plan and in the exercise price of outstanding options in the event of a reorganization, stock split, merger, or similar event. The plan will continue in effect until its expiration on December 9, 2004, and options then outstanding will continue in effect until the expiration of their terms.

Rule 16b-3. Pursuant to Section 16(b) of the Exchange Act, directors, certain officers and 10% stockholders of Scripps are generally liable to Scripps for repayment of any "short-swing" profits realized from any non-exempt purchase and sale of Scripps Common Stock occurring within a six-month period. Rule 16b-3, promulgated under the Exchange Act, provides an exemption from Section 16(b) liability for certain transactions by an officer or director pursuant to an employee benefit plan that complies with such rule. Specifically, the grant of an option under an employee benefit plan that complies with Rule 16b-3 will not be deemed the purchase of a security and the actual or deemed sale of shares in connection with certain option exercises will not be deemed a sale for Section 16(b) purposes. The Scripps Stock Plans are designed to comply with Rule 16b-3.

Federal Income Tax Consequences of the Scripps Stock Plans. The following is a summary of the federal income tax consequences of transactions under the Scripps Stock Plans.

Incentive Stock Options. No taxable income is realized by the optionee upon the grant or exercise of an incentive stock option. If Class A Common Stock is issued to an optionee pursuant to the exercise of an incentive stock option, and if no disqualifying disposition of such stock is made by such optionee within two years after the date of grant or within one year after the transfer of such shares to such optionee, then (a) upon the sale of such stock a long-term capital gain or loss will be realized in an amount equal to the difference between the option price and the amount realized by the optionee and
(b) no deduction will be allowed to Scripps for federal income tax purposes. The excess (if any) of the fair market value of the shares on the date of exercise over the option price, however, is includable in alternative minimum taxable income unless the shares are disposed of in the taxable year the option is exercised.

If Class A Common Stock acquired upon the exercise of an incentive stock option is disposed of prior to the expiration of either holding period described above, generally (i) the optionee realizes ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares on the date of exercise (or, if less, the amount realized on the disposition of the shares) over the option price paid for such shares and (ii) Scripps will be entitled to deduct the amount realized as ordinary income by the optionee if Scripps satisfies applicable federal withholding or reporting requirements. Any further gain (or loss) realized by the participant will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction for Scripps.

With respect to the exercise of an incentive stock option and the payment of the option price by the delivery of shares of Class A Common Stock, to the extent that the number of shares received does not exceed the number of shares surrendered, no taxable income will be realized by the optionee at that time, the tax basis of the shares received will be the same as the tax basis of the shares surrendered, and the holding period (except for purposes of the one-year period referred to above) of the optionee in shares received will include his holding period in the shares surrendered. To the extent that the number of shares received exceeds the number of shares surrendered, no taxable income will be realized by the optionee at that time; such excess shares will be considered incentive stock option stock with a zero basis; and the holding period of the optionee in such shares will begin on the date such shares are transferred to the optionee. If the shares surrendered were acquired as the result of the exercise of an incentive stock option and the surrender takes place within two years from the date the option relating to the surrendered shares was granted or within one year from the date of such exercise, the surrender will result in a disqualifying disposition and the optionee will realize ordinary income at that time in the amount of the excess, if any, of the fair market value at the time of exercise of the shares surrendered over the basis of the such shares. If any of the shares received are disposed of in a disqualifying disposition, the optionee will be will be treated as first disposing of the shares with a zero basis.

Non-Qualified Stock Options. With respect to non-qualified stock options generally, (a) no income is realized by the optionee at the time the option is granted, (b) upon exercise of the option, the optionee realizes ordinary income in an amount equal to the excess, if any, of the fair market value of the shares of Class A Common Stock on the date of exercise over the option price paid for the shares, and Scripps is entitled to a tax deduction in the amount of ordinary income realized (provided that applicable withholding or reporting requirements are satisfied), and (c) upon disposition of the Class A Common Stock received upon the exercise of the option, the optionee receives, as either short-term or long-term capital gain (or loss), depending upon the length of time that the optionee has held the shares, income (or loss) equal to the difference between the amount realized and the fair market value of the shares on the date of exercise.

With respect to the exercise of a non-qualified stock option and the payment of the option price by the delivery of shares of Class A Common Stock, to the extent that the number of shares received does not exceed the number of shares surrendered, no taxable income will be realized by the optionee at that time, the tax basis of the shares received will be the same as the tax basis of the shares surrendered, and the holding period of the optionee in the shares received will include his holding period in the shares surrendered. To the extent that the number of shares received exceeds the number of shares surrendered, ordinary income will be realized by the optionee at that time in the amount of the fair market value of such excess shares, the tax basis of such excess shares will be such fair market value, and the holding period of the optionee in such shares will begin on the date such shares are transferred to the optionee.

Stock Appreciation Rights. No income will be realized by an optionee in connection with the grant of a stock appreciation right under the Scripps Incentive Plan. When the right is exercised, the optionee will generally be required to recognize as ordinary income in the year of exercise an amount equal to the sum of the amount of cash and the fair market value of any shares received. Scripps will be entitled to a deduction equal to the amount included in such optionee's ordinary income by reason of the exercise if Scripps satisfies applicable federal withholding or reporting requirements. If the optionee received Class A Common Stock upon the exercise of a stock appreciation right, the post-exercise appreciation (or depreciation) will be treated in the same manner as discussed above under "Non-Qualified Stock Options."

Restricted Stock Awards. A recipient of a restricted stock award generally will recognize ordinary income equal to the difference between the fair market value of the restricted stock at the time the stock is transferable or not subject to a substantial risk of forfeiture and the consideration, if any, paid for the stock. A recipient may elect, however, within 30 days of the date of grant, to recognize taxable ordinary income on the date of grant equal to the excess of the fair market value of the shares of restricted stock on such date (determined without regard to any restrictions other than restrictions which will never lapse) over the consideration, if any, paid for such restricted stock. Scripps generally will be entitled to a deduction equal to the amount that is taxable as ordinary income to the recipient if Scripps satisfies applicable federal withholding or reporting requirements.

Performance Units. A recipient of performance units will recognize ordinary income when the objectives for a performance unit are satisfied. The time at which a recipient of a performance unit will recognize ordinary income will generally depend upon whether the recipient receives restricted or nonrestricted stock, cash or a combination thereof. Scripps generally will be entitled to a deduction equal to the amount that is taxable as ordinary income to the recipient if Scripps satisfies certain withholding requirements.

Capital Gains. Under current law, capital gains are subject to the same tax rates that apply to ordinary income, except the rate on long-term capital gains may not exceed 28%. Capital losses may be utilized to offset capital gains to the extent of capital gains, and $3,000 of capital losses in excess of capital gains ($1,500 in the case of a married individual filing a separate return) is deductible against other income.

To receive long-term capital gain (loss) treatment with respect to any appreciation (depreciation) in the value of Class A Common Stock acquired pursuant to the Scripps Stock Plans, the participant must hold such shares for more than one year. Shares held for one year or less will receive short-term capital gain or loss treatment.

Dividends and Dividend Equivalents. Dividends paid on restricted stock generally will be treated as compensation that is taxable as ordinary income to the participant and may be deductible by Scripps. If, however, the participant makes a Section 83(b) election, the dividends will be taxable as ordinary income to the participants, but will not be deductible by Scripps.

$1,000,000 Deduction Limitation. Scripps is not entitled to deduct annual remuneration in excess of $1 million (the "Deduction Limitation") paid to certain of its employees unless such remuneration satisfies an exception to the Deduction Limitation, including an exception for performance-based compensation. Thus, unless options, rights or awards granted under the Scripps Incentive Plan satisfy an exception to the Deduction Limitation, Scripps' deduction with respect to such options, rights or awards will be subject to the Deduction Limitation.

Under Treasury Regulations, compensation attributable to a stock option, stock appreciation right, restricted stock or performance unit is deemed to satisfy the performance based compensation exception if:

               "the grant or award ...  is made by the
          compensation committee; the plan under which the option or right ... is granted states the maximum number of shares with respect to which options or rights ... may be granted during a specified period to any employee; and, under the terms of the option or right ... the amount of compensation the employee could receive is based solely on an increase in the value of the stock after the date of the grant or award . . ."

If a compensation committee comprised solely of two or more "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the "Code") makes grants, Scripps' deduction with respect to options granted under the Scripps Incentive Plan will not be subject to the Deduction Limitation.

      Compensation Committee Interlocks and Insider Participation

Daniel J. Meyer, Charles E. Scripps and David R. Huhn are the members of Scripps' Compensation Committee. Following consummation of the Spin-Off, it is expected that they will continue to serve on New
Scripps' Compensation Committee.

Mr. Charles E. Scripps and Mr. Robert P. Scripps, directors of Scripps and New Scripps, are general partners in Jefferson Building Partnership (the "Jefferson Partnership"), which was formed in 1984. The Albuquerque Publishing Company, a subsidiary of Scripps that is a 50% owned partnership that operates The Albuquerque Tribune under a joint operating agreement, leases the facilities for The Albuquerque Tribune from a partnership controlled in part by the Jefferson Partnership. This lease terminates in 2004. Total rent under the lease for 1995 was approximately $1,851,790. The Albuquerque Publishing Company has an option to purchase the property that is exercisable until 2034. The purchase price will be equal to 7.7 times the basis rent for the lease year in which the property is purchased. The parties to the Albuquerque joint operating agreement lease the land on which the Albuquerque facilities are situated to the Jefferson Partnership under a lease terminating in 2034 and providing for rent of $150,000 per year, subject to certain adjustments for inflation. The lease income for 1995 was $168,000. The Jefferson Partnership has subleased the land to the Albuquerque Publishing Company as part of the facilities lease arrangement described above.

Mr. Charles E. Scripps is a Trustee of the Scripps Trust. Mr. Scripps is expected to continue to serve as a Trustee of the Scripps Trust in 1996. As a Trustee, Mr. Scripps shares the power, together with the other two Trustees, to vote and dispose of the 32,610,000 shares of Scripps Class A Common Stock and 16,040,000 shares of Scripps Common Voting Stock held by the Scripps Trust. Following the Spin-off, the Scripps Trust will hold 32,610,000 New Scripps Class A Common Shares and 16,040,000 New Scripps Common Voting Shares. Mr. Scripps has a life income interest in the Scripps Trust.

                             Pension Plan

Executive officers and substantially all other non-union employees of Scripps and New Scripps are participants in a non-contributory defined benefit pension plan (the "Pension Plan"). Contributions to the Pension Plan are based on separate actuarial computations for each business unit and are made by the business unit compensating the particular individual. Following the Spin-Off, New Scripps will continue the Pension Plan.

                                                   Years of Service
 Remuneration          15 Years        20 Years         25 Years        30 Years        35 Years

     $  300,000           $  55,000       $  74,000       $  92,000      $  111,000      $  129,000
        400,000              74,000          99,000         123,000         148,000         173,000
        500,000              93,000         124,000         155,000         186,000         216,000
        600,000             112,000         149,000         186,000         223,000         260,000
        700,000             130,000         174,000         217,000         261,000         304,000
        800,000             149,000         199,000         248,000         298,000         348,000
        900,000             168,000         224,000         280,000         336,000         391,000
      1,000,000             187,000         249,000         311,000         373,000         435,000
      1,500,000             280,000         374,000         467,000         561,000         654,000


The above table shows the annual normal retirement benefits which, absent the maximum benefit limitations (the "Benefit Limitations") imposed by Section 415(b) of the Code would be payable pursuant to the Pension Plan upon retirement at age 65 (based upon the 1996 social security integration level under the Pension Plan), pursuant to a straight life annuity option, for employees in the compensation ranges specified and under various assumptions with respect to average final annual compensation and years of credited services.

In general, the Benefit Limitations limit the annual retirement benefits that may be paid pursuant to the Pension Plan to $120,000 (subject to further cost-of-living increases promulgated by the United States Secretary of the Treasury). Payments under the Pension Plan are supplemented with direct pension payments equal to the amount, if any, by which the benefits that otherwise would be payable under the Pension Plan exceed the benefits that are permitted to be paid under the Benefit Limitations. Annual normal retirement benefits are computed at the rate of 1% of average final annual compensation up to the applicable social security integration level plus 1.25% of average final annual compensation in excess of the social security integration level, multiplied by the employee's years of credited service. An employee's benefits are actuarially adjusted if paid in a form other than a life annuity.

An employee's average final compensation is the average annual amount of his pensionable compensation (generally salary and bonus, excluding any compensation pursuant to the Medium Term Bonus Plan, the Scripps Retirement and Investment Plan and any other annual or long-term compensation reflected in the Summary Compensation Table) for service during the five consecutive years within the last ten years of his employment for which his total compensation was greatest. The employee's years of credited service equal the number of years of his employment with Scripps (subject to certain limitations). As of December 31, 1995, the years of credited service of the individuals named in the cash compensation table are as follows: Mr. Leser-28; Mr. Burleigh-39; Mr. Castellini-25; Mr. Standen-5; Mr. Gardner-11; Mr. Horton-25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to Scripps to be the beneficial owners of more than five percent of Scripps Class A Common Stock or Scripps Common Voting Stock. Unless otherwise indicated, all information is as of January 31, 1996, and the persons named in the table have sole voting and investment power with respect to all shares shown therein as being beneficially owned by them. Assuming that the Spin-Off had occurred as of the aforesaid date, the information in the table below would also reflect the number of Class A Common Shares and Common Voting Shares of New Scripps, and the respective percentages thereof, beneficially owned by the persons named in such table.


                                                                        Common
Name and Address                           Class A                      Voting
of Beneficial Owner                      Common Stock    Percent        Stock        Percent

The Edward W. Scripps Trust(1)              32,610,000       54.0%      16,040,000       81.0%
312 Walnut Street
Cincinnati, Ohio

Jack R. Howard(2)                            3,659,198        6.1%         170,000        0.9%
c/o Scripps Howard, Inc.
Attn:  Corporate Secretary
312 Walnut Street
Cincinnati, Ohio

Paul K. Scripps and                            189,097        0.3%       1,616,113        8.2%
John P. Scripps Trust(3)
525 C Street, Suite 306
San Diego, California

The Capital Group Companies, Inc.(4)         4,226,400        7.0%             -0-         -0-
333 South Hope Street
Los Angeles, California

Chemical Bank, Trustee(5)                          ---         ---       1,242,000        6.3%
270 Park Avenue
New York, New York

(1) Under the Trust Agreement establishing the Scripps Trust, the Scripps Trust must retain voting stock sufficient to ensure control of Scripps (and following the Spin-Off, New Scripps) until the final distribution of the Scripps Trust estate unless earlier stock dispositions are necessary for the purpose of preventing loss or damage to such estate. The Scripps Trust will terminate upon the death of the last to survive of four persons specified in the Scripps Trust, the youngest of whom is 72 years of age. Upon the termination of the Scripps Trust, substantially all of its assets (including all shares of capital stock of Scripps or, following the Spin-Off, New Scripps, held by the Scripps Trust) will be distributed to the grandchildren of Robert Paine Scripps (a son of Edward W. Scripps), of whom there are 28. Certain of these grandchildren have entered into an agreement among themselves, other cousins and Scripps which will restrict transfer and govern voting of shares of Scripps Common Voting Stock (and, following the Spin-Off, New Scripps Common Voting Shares) to be held by them upon termination of the Scripps Trust and distribution of the Scripps Trust estate. This agreement will apply to the New Scripps Common Voting Shares following the Spin-Off. See "Certain Relationships and Related Transactions-- Scripps Family Agreement."

(2) The shares listed for Mr. Howard consist of 3,327,385 shares of Scripps Class A Common Stock and 170,000 shares of Scripps Common Voting Stock held in an irrevocable trust established for the benefit of Mr. Howard and his wife and of which Mr. Howard and his wife are the sole trustees; and 331,813 shares of Scripps Class A Common Stock owned by Mr. Howard's wife. Mr. Howard disclaims any beneficial interest in the shares held by his wife.

(3) The shares listed for Mr. Paul K. Scripps include 119,520 shares of Scripps Common Voting Stock and 400 shares of Scripps Class A Common Stock held in various trusts for the benefit of certain relatives of Paul K. Scripps and 100 shares of Scripps Class A Common Stock owned by his wife. Mr. Scripps is a trustee of the aforesaid trusts. Mr. Scripps disclaims beneficial ownership of the shares held in such trusts and the shares owned by his wife. The shares listed also include 1,445,453 shares of Scripps Common Voting Stock and 188,497 shares of Scripps Class A Common Stock held by five trusts of which Mr. Scripps is a trustee. Mr. Scripps is the sole beneficiary of one of such trusts, holding 349,018 shares of Scripps Common Voting Stock and 47,124 shares of Scripps Class A Common Stock. He disclaims beneficial ownership of the shares held in the other four trusts.

(4) The Capital Group Companies, Inc. ("Capital"), the parent company of six investment management companies, has filed a Schedule 13G with the Securities and Exchange Commission with respect to the Scripps Class A Common Stock. According to the Schedule 13G for the year ended December 31, 1995, Capital Guardian Trust Company and Capital Research Management Company, operating subsidiaries of Capital, exercised as of December 29, 1995 investment discretion with respect to 1,111,400 and 3,115,000 shares, respectively, or a combined total of 7.0% of the outstanding Class A Common Stock, which was owned by various institutional investors.

(5) Based on information provided by Chemical Bank, the 1,242,000 shares of Common Voting Stock are held in two trusts of which Chemical Bank is the sole trustee. These trusts were established by Jack R. Howard's parents for the benefit of his sister.

                   Security Ownership of Management

The following information is set forth with respect to Scripps Class A Common Stock and Scripps Common Voting Stock beneficially owned as of January 31, 1996, by each director, each named executive officer, and by all directors and executive officers of Scripps as a group. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown therein as being beneficially owned by them. Assuming that the Spin-Off had occurred as of the aforesaid date, the information in the table below would also reflect the number of New Scripps Class A Common Shares and New Scripps Common Voting Shares, and the respective percentages thereof, beneficially owned by the persons named in the table.


          Name of Individual                                                 Common
         or Number of Persons                Class A                         Voting
               in Group                    Common Stock      Percent          Stock         Percent

William R. Burleigh(1)                              32,515      *              ---            ---

John H. Burlingame(2)                                    0     ---             ---            ---

David R. Huhn(3)                                       500      *              ---            ---

Lawrence A. Leser(4)                                50,000      *              ---            ---

Daniel J. Meyer                                        300      *              ---            ---

Nicholas B. Paumgarten(5)                            3,250      *              ---            ---

Charles E. Scripps(2)(6)                            36,480      *              ---            ---

Paul K. Scripps(7)                                 189,097      *               1,616,113     8.2%

Robert P. Scripps(2)                                     0     ---             ---            ---

Daniel J. Castellini(8)                             24,735      *              ---            ---

Paul F. (Frank) Gardner(9)                          26,448      *              ---            ---

Craig C. Standen(10)                                11,355      *              ---            ---

Alan M. Horton(11)                                   9,749      *              ---            ---

All directors and executive
   officers as a group
   (19 persons) (12)                            33,019,560     54.7%         17,656,113       89.1%

   *  Shares owned represent less than
      one percent of the outstanding shares
      of such class of stock.

   (1) The shares listed for Mr. Burleigh do not include 205,000 shares of Scripps Class A Common Stock underlying exercisable options held by him.

   (2) This person is a Trustee of the Scripps Trust and has the power, together with the other Trustees, to vote and dispose of the 32,610,000 shares of Scripps Class A Common Stock and the 16,040,000 shares of Scripps Common Voting Stock held by the Scripps Trust. Messrs. Charles E. Scripps and Robert P. Scripps have a life income interest in the Scripps Trust. Mr. Burlingame disclaims any beneficial interest in the shares held by the Scripps Trust.

  (3) The shares listed for Mr. Huhn are held jointly with his wife.

  (4) The shares listed for Mr. Leser include 5,500 shares of Scripps Class A Common Stock owned by his wife. Mr. Leser disclaims any beneficial interest in these shares. The shares listed do not include 321,100 shares of Scripps Class A Common Stock underlying exercisable options held by Mr. Leser.

  (5) The shares listed for Mr. Paumgarten include 2,000 shares of Scripps Class A Common Stock held in trusts for the benefit of Mr. Paumgarten's sons, and 850 shares of Scripps Class A Common Stock owned by his wife. Mr. Paumgarten is the sole trustee of the aforesaid trusts. Mr. Paumgarten disclaims beneficial ownership of the shares held in such trusts and the shares owned by his wife.

  (6) The shares listed for Mr. Charles E. Scripps include 300 shares of Scripps Class A Common Stock owned by his wife. Mr. Scripps disclaims any beneficial interest in these shares.

  (7) The shares listed for Mr. Paul K. Scripps include 119,520 shares of Scripps Common Voting Stock and 400 shares of Scripps Class A Common Stock held in various trusts for the benefit of certain relatives of Paul K. Scripps and 100 shares of Scripps Class A Common Stock owned by his wife. Mr. Scripps is a trustee of the aforesaid trusts. Mr. Scripps disclaims beneficial ownership of the shares held in such trusts and the shares owned by his wife. The shares listed also include 1,445,453 shares of Scripps Common Voting Stock and 188,497 shares of Scripps Class A Common Stock held by five trusts of which Mr. Scripps is a trustee. Mr. Scripps is the sole beneficiary of one of such trusts, holding 349,018 shares of Scripps Common Voting Stock and 47,124 shares of Scripps Class A Common Stock. He disclaims beneficial ownership of the shares held in the other four trusts.

  (8) The shares listed for Mr. Castellini include 1,000 shares of Scripps Class A Common Stock owned by his wife. Mr. Castellini disclaims any beneficial interest in these shares. The shares listed for Mr. Castellini do not include 134,000 shares of Scripps Class A Common Stock underlying exercisable options held by him.

  (9) The shares listed for Mr. Gardner do not include 59,500 shares of Scripps Class A Common Stock underlying exercisable options held by him.

 (10) The shares listed for Mr. Standen include 180 shares of Scripps Class A Common Stock held by Mr. Standen as custodian for the benefit of his children. Mr. Standen disclaims any beneficial interest in these shares. The shares listed for Mr. Standen do not include 66,275 shares of Scripps Class A Common Stock underlying exercisable options held by him.

 (11) The shares listed for Mr. Horton include 100 shares which are held jointly with his wife. The shares listed for Mr. Horton do not include 57,550 shares of Class A Common Stock underlying exercisable options held by him.

 (12)   The shares listed include the 32,610,000 shares of Scripps
        Class A Common Stock and the 16,040,000 shares of Scripps Common Voting Stock owned by the Scripps Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Scripps Family Agreement. Scripps and certain persons and trusts are parties to an agreement (the "Scripps Family Agreement") restricting the transfer and governing the voting of shares of Scripps Common Voting Stock that such persons and trusts may acquire or own at or after the termination of the Scripps Trust. Such persons and trusts (the "Signatories") consist of certain grandchildren of Robert Paine Scripps who are beneficiaries of the Scripps Trust, the descendants of John P. Scripps, and certain trusts of which descendants of John P. Scripps are trustees and beneficiaries. Robert Paine Scripps and John
P. Scripps were sons of the founder of Scripps.

If the Scripps Trust were to have terminated as of January 31, 1996, the Signatories would have held in the aggregate approximately 87% of the outstanding shares of Scripps Common Voting Stock as of such date.

Once effective, the provisions restricting transfer of shares of Scripps Common Voting Stock under the Scripps Family Agreement will continue until twenty-one years after the death of the last survivor of the descendants of Robert Paine Scripps and John P. Scripps alive when the Scripps Trust terminates. The provisions of the Scripps Family Agreement governing the voting of Scripps Common Voting Stock will be effective for a ten year period after termination of the Scripps Trust and may be renewed for additional ten year periods pursuant to certain provisions set forth in the Agreement.

No Signatory will be able to dispose of any shares of Scripps Common Voting Stock (except as otherwise summarized below) without first giving other Signatories and Scripps the opportunity to purchase such stock. Signatories will not be able to convert shares of Scripps Common Voting Stock into shares of Scripps Class A Common Stock except for a limited period of time after giving other Signatories and Scripps the aforesaid opportunity to purchase and except in certain other limited circumstances.

Signatories will be permitted to transfer shares of Scripps Common Voting Stock to their lineal descendants or trusts for the benefit of such descendants, or to any trust for the benefit of such a descendant, or to any trust for the benefit of the spouse of such descendant or any other person or entity. Descendants to whom such shares are sold or transferred outright, and trustees of trusts into which such shares are transferred, must become parties to the Scripps Family Agreement or such shares shall be deemed to be offered for sale pursuant to the Scripps Family Agreement. Signatories will also be permitted to transfer shares of Scripps Common Voting Stock by testamentary transfer to their spouses provided such shares are converted to Scripps Class A Common Stock and to pledge such shares as collateral security provided that the pledgee agrees to be bound by the terms of the Scripps Family Agreement. If title to any such shares subject to any trust is transferred to anyone other than a descendant of Robert Paine Scripps or John P. Scripps, or if a person who is a descendant of Robert Paine Scripps or John P. Scripps acquires outright any such shares held in trust but is not or does not become a party to the Scripps Family Agreement, such shares shall be deemed to be offered for sale pursuant to the Scripps Family Agreement. Any valid transfer of shares of Scripps Common Voting Stock made by Signatories without compliance with the Scripps Family Agreement will result in automatic conversion of such shares to Class A Common Shares.

The Scripps Family Agreement provides that Scripps will call a meeting of the Signatories prior to each annual or special meeting of the stockholders of Scripps held after termination of the Scripps Trust (each such meeting hereinafter referred to as a "Required Meeting"). At each Required Meeting, Scripps will submit for decision by the Signatories each matter, including election of directors, that Scripps will submit to its stockholders at the annual meeting or special meeting with respect to which the Required Meeting has been called. Each Signatory will be entitled, either in person or by proxy, to cast one vote for each share of Scripps Common Voting Stock owned of record or beneficially by him on each matter brought before the meeting.
Each Signatory will be bound by the decision reached with respect to each matter brought before such meeting, and, at the related meeting of the stockholders of Scripps, will vote his shares of Scripps Common Voting Stock in accordance with decisions reached at the meeting of the Signatories.

Following the Spin-Off, the Scripps Family Agreement will apply to the New Scripps Common Voting Shares and the New Scripps Class A Common Shares held by the Signatories after termination of the Scripps Trust.

John P. Scripps Newspapers. In connection with the merger in 1986 of the John P. Scripps Newspaper Group ("JPSN") into a wholly owned subsidiary of Scripps (the "JPSN Merger"), Scripps and the Scripps Trust entered into certain agreements discussed below. All of these agreements will apply to New Scripps, the New Scripps Class A Common Shares and the New Scripps Common Voting Shares following the Spin-Off.

JPSN Board Representation Agreement. The Scripps Trust and John P. Scripps entered into a Board Representation Agreement dated March 14, 1986 in connection with the JPSN Merger. Under this agreement, the surviving adult children of Mr. Scripps who are stockholders of Scripps have the right to designate one person to serve on the Scripps Board so long as they continue to own in the aggregate 25% of the sum of (i) the shares issued to them in the JPSN Merger and (ii) the shares received by them from John P. Scripps' estate. In this regard, the Scripps Trust has agreed to vote its Scripps Common Voting Stock in favor of the person designated by John P. Scripps's children. Pursuant to this agreement, Paul K. Scripps currently serves on Scripps Board. The Board Representation Agreement terminates upon the earlier of the termination of the Scripps Trust or the completion of a public offering by Scripps of its Common Voting Stock.

Stockholder Agreement. The former stockholders of the John P. Scripps Newspaper Group, including John P. Scripps and Paul K. Scripps, entered into a Stockholder Agreement with Scripps in connection with the JPSN Merger. This agreement restricts to certain transferees the transfer of Scripps Common Voting Stock received by such stockholders pursuant to the JPSN Merger. These restrictions on transfer will terminate on the earlier of the termination of the Scripps Trust or completion of a public offering of Scripps Common Voting Stock. Under the agreement, if a stockholder has received a written offer to purchase 25% or more of his shares of Scripps Common Voting Stock, Scripps has a "right of first refusal" to purchase such shares on the same terms as the offer. On the death of any of these stockholders, Scripps is obligated to purchase from the stockholder's estate a sufficient number of shares of the Scripps Common Stock to pay federal and state estate taxes attributable to all shares included in such estate. This obligation expires in 2006. Under certain other circumstances, such as bankruptcy or insolvency of a stockholder, Scripps has an option to buy all shares of Scripps Common Stock owned by such stockholder. Under the agreement, stockholders owning 25% or more of the outstanding shares of Scripps Common Voting Stock issued pursuant to the JPSN Merger may require Scripps to register shares of Scripps Common Voting Stock (subject to the right of first refusal mentioned above) under the Securities Act for sale at the stockholders' expense in a public offering. In addition, the former stockholders of the John P. Scripps Newspaper Group will be entitled, subject to certain conditions, to include shares of Scripps Common Voting Stock (subject to the right of first refusal) that they own in any registered public offering of shares of the same class by Scripps. The registration rights expire three years from the date of a registered public offering of shares of Scripps Common Voting Stock.

Other Transactions. Mr. Charles E. Scripps and Mr. Robert P. Scripps, directors of Scripps and New Scripps, are general partners in Jefferson Building Partnership (the "Jefferson Partnership"), which was formed in 1984. The Albuquerque Publishing Company, a subsidiary of Scripps that is a 50% owned partnership that operates The Albuquerque Tribune under a joint operating agreement, leases the facilities for The Albuquerque Tribune from a partnership controlled in part by the Jefferson Partnership. This lease terminates in 2004. Total rent under the lease for 1995 was approximately $1,851,790. The Albuquerque Publishing Company has an option to purchase the property that is exercisable until 2034. The purchase price will be equal to
7.7 times the basis rent for the lease year in which the property is purchased. The parties to the Albuquerque joint operating agreement lease the land on which the Albuquerque facilities are situated to the Jefferson Partnership under a lease terminating in 2034 and providing for rent of $150,000 per year, subject to certain adjustments for inflation. Lease income in 1995 was $168,000. The Jefferson Partnership has subleased the land to the Albuquerque Publishing Company as part of the facilities lease arrangement described above.

Mr. Charles E. Scripps is a Trustee of the Scripps Trust. Mr. Scripps is expected to continue to serve as a Trustee of the Scripps Trust in 1996. As a Trustee, Mr. Scripps shares the power, together with the other two Trustees, to vote and dispose of the 32,610,000 shares of Scripps Class A Common Stock and 16,040,000 shares of Scripps Common Voting Stock held by the Scripps Trust. Following the Spin-Off, the Scripps Trust will hold 32,610,000 New Scripps Class A Common Shares and 16,040,000 New Scripps Common Voting Shares. Mr. Scripps has a life income interest in the Scripps Trust.

Mr. John H. Burlingame, a director of Scripps and a Trustee of the Scripps Trust, is the Executive Partner of Baker & Hostetler, which is general counsel to Scripps and the Scripps Trust. Baker & Hostetler performed legal services for Scripps and the Scripps Trust in 1995 and is expected to perform such services in 1996. In 1995, Scripps and the Scripps Trust paid approximately $7,000,000 in legal fees to Baker & Hostetler.

Mr. Nicholas B. Paumgarten, a director of Scripps, is a Managing Partner of J.P. Morgan & Co. Incorporated ("J.P. Morgan"). Morgan Guaranty Trust Company of New York (an affiliate of J.P. Morgan) is a lender to Scripps under a revolving credit agreement. Another affiliate of J.P. Morgan, J.P. Morgan Securities Inc., has performed investment banking services for Scripps in the past and may perform such services in the future.

Mr. Lawrence A. Leser, Chairman and Chief Executive Officer, entered into a loan agreement with Scripps Howard, Inc., a subsidiary of Scripps, in January 1996 pursuant to the Employee Stock Purchase Loan Program. This Plan is designed to assist key employees in exercising stock options. Mr. Leser borrowed $450,000 at an interest rate of 6.02%, which was the applicable Federal rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as of the day on which the loan was made. In accordance with the terms of the loan program, Mr. Leser agreed to repay the loan within ten years.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           Financial Statements and Supplementary Schedules

(a) The consolidated financial statements of Scripps are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

    The report of Deloitte & Touche LLP, Independent Auditors, dated January 22, 1996 is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b) Required consolidated supplemental schedules of Scripps are filed as part of this Form 10-K. See Index to Consolidated
    Financial Statement Schedules at page S-1.


                               Exhibits

The information required by this item appears at page E-1 of this Form 10-K.


                          Reports on Form 8-K

A Current Report on Form 8-K reporting the proposed Transactions and to restate Scripps' financial statements to report cable television operations as discontinued operations was filed on December 29, 1995.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized, on March 28, 1996.

                                          THE E.W. SCRIPPS COMPANY

                                          By /s/ Lawrence A. Leser
                                             Lawrence A. Leser
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 28, 1996.

     Signature                                      Title


/s/Lawrence A. Leser      Chairman of the Board and Chief Executive
Lawrence A. Leser         Officer (Principal Executive Officer)


/s/Daniel J. Castellini   Senior Vice President/Finance and Administration
Daniel J. Castellini      (Principal Financial and Accounting Officer)


/s/Charles E. Scripps     Director
Charles E. Scripps


/s/William R. Burleigh    President, Chief Operating Officer and Director
William R. Burleigh


/s/John H. Burlingame     Director
John H. Burlingame


/s/Daniel J. Meyer        Director
Daniel J. Meyer


/s/Nicholas B. Paumgarten Director
Nicholas B. Paumgarten


/s/Paul K. Scripps        Director
Paul K. Scripps


/s/Robert P. Scrips       Director
Robert P. Scripps


/s/David R. Huhn          Director
David R. Huhn

                       THE E. W. SCRIPPS COMPANY

         INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION




Item No.                                                              Page

                                PART I
1. Selected Financial Data                                             F-2
2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations
       Consolidated Results of Continuing Operations                   F-4
       Newspapers                                                      F-9
       Broadcast Television                                           F-10
       Entertainment                                                  F-11
       Liquidity and Capital Resources                                F-12
3. Independent Auditors' Report                                       F-13
4. Consolidated Balance Sheets                                        F-14
5. Consolidated Statements of Income                                  F-16
6. Consolidated Statements of Cash Flows                              F-17
7  Consolidated Statements of Stockholders' Equity                    F-18
8. Notes to Consolidated Financial Statements                         F-19

                        SELECTED FINANCIAL DATA

( in millions, except share data )
                                                                        1995 (1)   1994  (1)   1993 (1)    1992 (1)     1991 (1)
Summary of Operations
     Operating Revenues:
          Newspapers                                                  $    640.1 $     599.2 $     548.2 $     504.8 $     485.3
          Broadcast television                                             295.2       288.2       254.9       247.2       216.4
          Entertainment                                                     94.8        73.5        84.7        87.2        91.6
          Total                                                          1,030.1       960.9       887.9       839.3       793.3
          Divested operating units (2)                                       0.3         3.7        57.4       178.1       281.0
               Total operating revenues                               $  1,030.4 $     964.6 $     945.2 $   1,017.4 $   1,074.3
     Operating Income (Loss):
          Newspapers                                                  $    125.6 $     119.8 $      76.7 $      88.7 $      70.8
          Broadcast television                                              86.9        94.5        69.1        61.6        49.6
          Entertainment                                                   (14.5)       (7.1)         3.2         7.7         9.6
          Corporate                                                       (16.8)      (15.5)      (13.6)      (15.0)      (12.7)
          Total                                                            181.3       191.7       135.4       143.1       117.3
          Divested operating units (2)                                     (0.1)       (0.2)         7.5      (14.6)        33.2
          Unusual items (3)                                                            (7.9)       (0.9)
               Total operating income                                      181.2       183.6       142.0       128.5       150.4
     Interest expense                                                     (11.2)      (16.3)      (26.4)      (33.8)      (38.4)
     Net gains on divested operating units (1)                                                      91.9        78.0
     Gain on sale of Garfield copyrights (4)                                            31.6
     Other unusual credits (charges) (5)                                              (16.9)         2.5       (3.5)
     Miscellaneous, net                                                      1.5       (0.9)       (2.4)       (3.6)       (0.5)
     Income taxes (6)                                                     (74.5)      (80.4)      (86.4)      (65.1)      (48.4)
     Minority interests                                                    (3.3)       (7.8)      (16.2)       (9.1)       (7.2)
     Income from continuing operations                                $     93.6 $      92.8 $     104.9 $      91.4 $      55.9

Share Data
     Income from continuing operations (excluding
          unusual items and net gains)                                     $1.17       $1.25      $  .72      $  .80        $.75
     Unusual items and net gains (losses) (1,3,4,5,6)                                  (.04)         .68         .42
     Income from continuing operations                                     $1.17       $1.22       $1.41       $1.22        $.75

     Dividends                                                             $ .50       $ .44       $ .44       $ .40       $ .40

Other Financial Data
     EBITDA(8) - excluding divested operating units(2) and unusual items(3):
          Newspapers                                                  $    162.1 $     154.9 $     114.1 $     122.8 $     100.8
          Broadcast television                                             113.0       115.8        89.5        81.6        65.9
          Entertainment                                                   (11.3)       (5.3)         4.2         8.5        10.4
          Corporate                                                       (15.9)      (14.8)      (13.0)      (13.4)      (11.7)
          Total                                                            247.9       250.6       194.7       199.6       165.5
     Depreciation and amortization of intangible assets                     66.6        58.9        60.8        64.3        56.2
     Net cash provided by continuing operations                            113.8       170.2       142.0       127.0       135.9
     Investing activity :
          Capital expenditures                                            (57.3)      (54.0)      (36.8)      (86.9)     (114.2)
          Other (investing)/divesting activity, net                       (30.9)        18.9       105.4        21.9     (127.9)
     Total assets                                                        1,349.7     1,286.7     1,255.1     1,286.6     1,296.3
     Long-term debt (including current portion) (7)                         80.9       110.4       247.9       441.9       491.8
     Stockholders' equity (7)                                            1,191.4     1,083.5       859.6       733.1       676.6
     Long-term debt % of total capitalization (7)                             6%          9%         22%         38%         42%

Note:  Certain amounts may not foot as each is rounded independently.

                   Notes to Selected Financial Data

The income statement and cash flow data for the five years ended December 31, 1995 and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of Scripps. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. Unless otherwise noted, the data excludes the cable television segment which is reported as a discontinued business operation. Scripps will retain no proceeds from the divestiture of the cable television business.

 (1)  In the periods presented Scripps acquired and divested the following:
      Acquisitions
      1994 - The remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Scripps Class A Common stock. Cinetel Productions (an independent producer of programs for cable television).
      1993 - Remaining 2.7% minority interest in the Knoxville News-Sentinel. 5.7% of the outstanding shares of SHB.
      1992 - Three daily newspapers in California (including The
      Monterey County Herald in connection with the sale of The
      Pittsburgh Press).
      1991 - Baltimore television station WMAR.

      Divestitures
      1995 - Watsonville, California, daily newspaper. No gain or loss was realized as proceeds equaled the book value of net assets sold.
      1993 - Book publishing; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations $46.8 million, $.63 per share.
      1992 - The Pittsburgh Press; TV Data; certain other investments.
      The divestitures resulted in net pre-tax gains of $78.0
      million, increasing income from continuing operations $45.6 million, $.61 per share.
      1991 - George R. Hall Company (contracting firm specializing in the installation, relocation, and rebuilding of newspaper presses). No gain or loss was realized as the proceeds equalled the book value of net assets sold.

 (2)  Non-cable television operating units sold prior to December 31, 1995.

 (3)  Total operating income included the following:
      1994 - $7.9 million loss on program rights expected be sold as a result of changes in television network affiliations. The loss reduced income from continuing operations $4.9 million, $.07 per share.
      1993 - Change in estimate of disputed music license fees increased operating income $4.3 million; gain on the sale of certain publishing equipment increased operating income $1.1 million; a charge for workforce reductions at 1) Scripps'
      Denver newspaper and 2) the newspaper feature distribution and the licensing operations of United Media decreased operating income $6.3 million. The planned workforce reductions were fully implemented in 1994. These items totaled $0.9 million and reduced income from continuing operations $0.6 million, $.01 per share.
      1992 - Operating losses of $32.7 million during the Pittsburgh Press strike (reported in divested operating units) reduced income from continuing operations $20.2 million, $.27 per share.

 (4) In 1994 Scripps sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31.6 million, $17.4 million after-tax, $.23 per share.

 (5)  Other unusual credits (charges) included the following:
      1994 - An estimated $2.8 million loss on sale of real estate associated with changes in television network affiliations;
      $8.0 million special contribution to a charitable foundation; and $6.1 million accrual for lawsuits associated with a divested operating unit. These items totaled $16.9 million and reduced income from continuing operations $9.8 million, $.13 per share.
      1993 - A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper. Income from continuing operations was increased $1.6 million, $.02 per share.
      1992 - Write-downs of real estate and investments totaling $3.5 million. Income from continuing operations was reduced $2.3 million, $.03 per share.

 (6) The provision for income taxes is affected by the following unusual items:
      1994 - Change in estimated tax liability for prior years increased the tax provision, reducing income from continuing operations $5.3 million, $.07 per share.
      1993 - Change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations $5.4 million, $.07 per share; effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations $2.3 million, $.03 per share.
      1992 - Change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations $8.4 million, $.11 per share.

(7)   Includes effect of discontinued cable television operations.

(8) Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is included in the discussion of segment results because:

         Changes in depreciation and amortization are often unrelated to current performance. Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year performance than the change in operating income because, combined with information on capital spending plans, it is a more reliable indicator of results that may be expected in future periods. However, management's belief that EBITDA is a more useful measure of year-over-year performance is not shared by the accounting profession.

         Banks and other lenders use EBITDA to determine Scripps' borrowing capacity.

         Financial analysts use EBITDA to value communications media companies.

         Acquisitions of communications media businesses are based on multiples of EBITDA.

      EBITDA should not, however, be construed as an alternative measure of the amount of Scripps' income or cash flows from operating activities as EBITDA excludes significant costs of doing business.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

On October 28, 1995 The E.W. Scripps Company ("Scripps") and Comcast Corporation ("Comcast") reached an agreement pursuant to which Scripps will contribute all of its non-cable television assets to Scripps Howard, Inc. ("SHI" - a wholly-owned subsidiary of Scripps and the direct or indirect parent of all of Scripps' operations) and SHI's cable television system subsidiaries ("Scripps Cable") will be transferred to and held directly by Scripps. Scripps Cable will be acquired by Comcast through a tax-free merger (the "Merger") with Scripps. The remaining SHI business will continue as "New Scripps", which will be distributed in a tax-free "spin-off" to Scripps shareholders (the "Spin-Off") prior to the Merger and thereafter renamed The E.W. Scripps Company. The Merger and the Spin-Off are collectively referred to as the "Transactions."

The closing date of the Transactions is expected to be in the third quarter of 1996, subject to regulatory approvals and certain other conditions. Controlling shareholders in Scripps and Comcast have agreed to vote in favor of the Merger, and as a result completion of the Transactions is assured so long as such conditions are satisfied and such regulatory approvals (including approval of the Spin-Off as a tax-free transaction by the Internal Revenue Service and approval of the Merger by the Federal Communications Commission and certain franchise authorities) are received. While there can be no assurances regarding such approvals, management believes all such approvals will be obtained. Additional information related to Scripps Cable may be found in Amendment Number 2 (filed on March 28, 1996) to Scripps Current Report on Form 8-K filed on December 29, 1995.

Because Scripps Cable represents an entire business segment that will be divested, its results are reported as "discontinued operations" in
Scripps' consolidated financial statements.   Results of the remaining
business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations." Scripps Cable is excluded from Management's Discussion and Analysis of Financial Condition and Results of Operations because management believes its results are not relevant to understanding Scripps' continuing operations.

Consolidated results of continuing operations were as follows:


( in thousands, except per share data )
                                                                                    For the years ended December 31,
                                                                      1995      Change         1994      Change        1993

Operating revenues:
     Newspapers                                                  $    640,104       6.8 % $    599,222      9.3 % $     548,180
     Broadcast television                                             295,228       2.4 %      288,184     13.0 %       254,944
     Entertainment                                                     94,752      29.0 %       73,473    (13.3)%        84,741
     Total                                                          1,030,084       7.2 %      960,879      8.2 %       887,865
     Divested operating units                                             294                    3,716                   57,350
Total operating revenues                                         $  1,030,378       6.8 % $    964,595      2.1 % $     945,215

Operating income:
     Newspapers                                                  $    125,614       4.9 % $    119,759     56.1 % $      76,701
     Broadcast television                                              86,927      (8.1)%       94,540     36.9 %        69,071
     Entertainment                                                   (14,483)                  (7,083)                    3,239
     Corporate                                                       (16,772)      (8.4)%     (15,471)    (13.5)%      (13,625)
     Total                                                            181,286      (5.5)%      191,745     41.6 %       135,386
     Divested operating units                                           (130)                    (220)                    7,476
     Unusual items                                                                             (7,915)                    (900)
Total operating income                                                181,156      (1.3)%      183,610     29.3 %       141,962
Interest expense                                                     (11,223)                 (16,274)                 (26,397)
Net gains and unusual items                                                                     14,651                   94,374
Miscellaneous, net                                                      1,535                    (917)                  (2,413)
Income taxes                                                         (74,532)                 (80,441)                 (86,387)
Minority interest                                                     (3,347)                  (7,833)                 (16,228)

Income from continuing operations                                $     93,589       0.9 % $     92,796    (11.5)% $     104,911

Per share of common stock:
     Income from continuing operations                                 $ 1.17      (4.1)%       $ 1.22    (13.5)%        $ 1.41
Note Ref.
    (i)          Garfield gain                                                                  ( .23)
   (ii)          Net gains on sales of divested operating units                                                          ( .63)
  (iii)          TV programs/property write-downs                                                  .09
   (iv)          Special charitable contribution                                                   .06
    (v)          Change in tax liability                                                           .07                   ( .07)
   (vi)          Lawsuits re: divested operating units                                             .05
   (vii)         ASCAP adjustment and other items                                                                           .02




     Adjusted income from continuing operations
         (excluding unusual items and net gains)                       $ 1.17      (6.4)%       $ 1.25     73.6 %        $  .72

Note: The sum of the reported income per share from continuing operations and the per share effect of unusual items and net gains may not equal the adjusted income per share from continuing operations as each is computed independently based on the weighted average shares outstanding for the respective periods.

( in thousands )
                                                                                   For the years ended December 31,
                                                                      1995      Change         1994      Change        1993

Other Financial and Statistical Data - excluding divested operating units and unusual items

Total advertising revenues                                       $    765,890       6.5 % $    718,864     11.8 % $     643,269

Advertising revenues as a percentage of total revenues                 74.4 %                   74.8 %                   72.5 %

EBITDA:
     Newspapers                                                  $    162,084       4.6 % $    154,917     35.8 % $     114,061
     Broadcast television                                             112,956      (2.5)%      115,829     29.5 %        89,477
     Entertainment                                                   (11,279)                  (5,344)                    4,156
     Corporate                                                       (15,888)      (7.2)%     (14,820)    (14.0)%      (13,000)
     Total                                                       $    247,873      (1.1)% $    250,582     28.7 % $     194,694

Effective income tax rate                                              43.5 %                   44.4 %                   41.6 %

Weighted average shares outstanding                                    79,956       4.9 %       76,246      2.1 %        74,650

Total capital expenditures                                       $     57,300       6.2 % $     53,951     49.6 % $      36,073


Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is included in the discussion of segment results because:

    Changes in depreciation and amortization are often unrelated to current performance. Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year performance than the change in operating income because, combined with information on capital spending plans, it is a more reliable indicator of results that may be expected in future periods. However, management's belief that EBITDA is a more useful measure of year-over-year performance is not shared by the accounting profession.

    Banks and other lenders use EBITDA to determine Scripps' borrowing capacity.

    Financial analysts use EBITDA to value communications media companies.

    Acquisitions of communications media businesses are based on multiples of EBITDA.

EBITDA should not, however, be construed as an alternative measure of the amount of Scripps' income or cash flows from operating activities as EBITDA excludes significant costs of doing business.

Operating losses for HGTV totaled $17,400,000, $10,700,000 after-tax, $.13 per share in 1995 and $7,700,000, $4,500,000 after-tax, $.06 per share in 1994.

In 1994 Scripps acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Scripps Class A Common stock. In 1993 Scripps purchased 5.7% of the outstanding shares of SHB and the remaining 2.7% minority interest in the Knoxville News-Sentinel.

The average balance of outstanding debt decreased $69,900,000 in 1995, $202,000,000 in 1994 and $101,000,000 in 1993.

The effective income tax rate in 1994 and 1993 was affected by the changes in estimate of the tax liability for prior years described in
(v) below. The effective income tax rate in 1996 is expected to be approximately 43%.

Net gains and unusual items affecting the comparability of Scripps' reported results of operations include the following:

  (i) In 1994 Scripps sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after-tax, $.23 per share.

 (ii)  Scripps divested the following operations:

       1995 - Newspaper in Watsonville, California (no gain or loss was realized as proceeds equaled the book value of the net assets sold).

       1993 - Book publishing; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations.

       The business units referred to above, and any related gains on the sales of the business units, are hereinafter referred to as the "Divested Operating Units."

       The following items related to Divested Operating Units affected the comparability of Scripps' reported results of operations:

   ( in thousands, except per share data )
                                                                                                                        1993

   Net gains recognized (before minority
        interests and income taxes)                                                                                 $     91,900
   Net gains recognized (after minority
        interests and income taxes)                                                                                       46,800
   Net gains recognized per share (after minority
        interests and income taxes)                                                                                        $ .63

(iii) In 1994 Scripps' three television stations that had been Fox affiliates changed their network affiliation. In connection with the change certain program rights were expected to be sold at an estimated loss of $7,900,000. Two of the stations are constructing new buildings to accommodate expanded local news programming, and currently owned real estate will be sold at an estimated loss of $2,800,000. These estimated losses were recorded in 1994, reducing income from continuing operations $6,600,000, $.09 per share.

 (iv) In 1994 Scripps made a special contribution to a charitable foundation that reduced pre-tax income by $8,000,000 and income from continuing operations by $4,500,000, $.06 per share.

  (v) In 1993 management changed its estimate of the tax basis and lives of certain intangible assets. The resulting change in the estimated tax liability for prior years increased income from continuing operations in 1993 by $5,400,000, $.07 per share. In 1994 the Internal Revenue Service proposed adjustments related to those intangible assets. Based upon the proposed adjustments management again changed its estimate of the tax liability for prior years, decreasing income from continuing operations in 1994 by $5,300,000, $.07 per share.

 (vi) In 1994 Scripps accrued an estimate of the ultimate costs of certain lawsuits associated with a Divested Operating Unit. The accrual reduced income from continuing operations by $3,600,000, $.05 per share.

(vii) Other unusual items in 1993 include the following:

      Management changed the estimate of the additional amount of music license fees Scripps would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers was resolved. The adjustment increased operating income $4,300,000 and income from continuing operations $2,300,000, $.03 per share.

      Scripps realized a $1,100,000 gain on the sale of certain publishing equipment and received a $2,500,000 fee in connection with the change in ownership of the Ogden, Utah, newspaper, increasing income from continuing operations $2,300,000, $.03 per share.

      Scripps recorded a $6,300,000 charge for workforce reductions 1) in the circulation department of its Denver newspaper and 2) the newspaper feature distribution and licensing operations of United Media. The charge reduced income from continuing operations $3,600,000, $.05 per share. The planned workforce reductions were fully implemented in 1994.

      The federal income tax rate was increased to 35% from 34%. The effect on Scripps' beginning of the year deferred tax liabilities reduced income from continuing operations $2,300,000, $.03 per share.

Operating results, excluding the Divested Operating Units and unusual items described above, for each of Scripps' business segments are presented on the following pages. The effects of the foregoing unusual items and the Divested Operating Units are excluded from the segment operating results because management believes they are not relevant to understanding Scripps' continuing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding Divested Operating Units and unusual items, were as follows:


( in thousands )
                                                                                   For the years ended December 31,
                                                                      1995      Change         1994      Change        1993

Operating revenues:
     Local                                                       $    197,235       3.7 % $    190,147      7.4 % $     177,028
     Classified                                                       179,694      11.0 %      161,835     14.0 %       141,994
     National                                                          16,354       4.9 %       15,595     30.0 %        11,999
     Preprint                                                          68,645       8.8 %       63,103     10.1 %        57,304

     Newspaper advertising                                            461,928       7.3 %      430,680     10.9 %       388,325
     Circulation                                                      125,304       7.9 %      116,117      3.3 %       112,393
     Joint operating agency distributions                              43,863      (0.7)%       44,151     14.2 %        38,647
     Other                                                              9,009       8.9 %        8,274     (6.1)%         8,815

Total operating revenues                                              640,104       6.8 %      599,222      9.3 %       548,180

Operating expenses:
     Employee compensation and benefits                               219,811       0.9 %      217,806     (1.1)%       220,176
     Newsprint and ink                                                123,554      31.7 %       93,815      9.5 %        85,671
     Other                                                            134,655       1.5 %      132,684      3.4 %       128,272
     Depreciation and amortization                                     36,470       3.7 %       35,158     (5.9)%        37,360

Total operating expenses                                              514,490       7.3 %      479,463      1.7 %       471,479

Operating income                                                 $    125,614       4.9 % $    119,759     56.1 % $      76,701

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                   $    162,084       4.6 % $    154,917     35.8 % $     114,061

Percent of operating revenues:
    Operating income                                                   19.6 %                   20.0 %                   14.0 %
    EBITDA                                                             25.3 %                   25.9 %                   20.8 %

Capital expenditures                                             $     22,184       4.5 % $     21,225    (12.5)% $      24,250

Advertising inches:
     Local                                                              6,810      (1.9)%        6,941      4.9 %         6,618
     Classified                                                         6,704       1.9 %        6,576      8.2 %         6,080
     National                                                             338       6.0 %          319     12.7 %           283

     Total full run ROP                                                13,852       0.1 %       13,836      6.6 %        12,981

Advertising revenue in 1995 increased primarily due to higher advertising rates. In 1994 increased advertising volume and higher rates led to increases in advertising revenues at all of Scripps' newspapers. The 1995 increase in circulation revenues is due to price increases at certain of Scripps' newspapers.

Because the supply of newsprint exceeded demand, its price generally declined from 1988 through August 1992. Since the first quarter of 1994 prices have increased sharply. Newsprint consumption decreased 6% in 1995, however the average price of newsprint increased more than 40%. While the rate of increase in the price of newsprint is expected to slow, the effects of anticipated increases in the price of newsprint in 1996 and price increases which became effective in the second half of 1995 are expected to result in a 20% increase in newsprint and ink expense in 1996.

Capital expenditures in 1996 are expected to be approximately
$36,000,000 and depreciation and amortization is expected to increase approximately 6%. See "Liquidity and Capital Resources".

BROADCAST TELEVISION - Operating results for the broadcast television segment, excluding Divested Operating Units and unusual items, were as follows:


( in thousands )
                                                                                   For the years ended December 31,
                                                                      1995      Change         1994      Change        1993

Operating revenues:
     Local                                                       $    150,489       5.6 % $    142,491      9.1 % $     130,603
     National                                                         125,476       2.3 %      122,668      7.1 %       114,558
     Political                                                          3,207                   14,291                    1,344
     Other                                                             16,056      83.8 %        8,734      3.5 %         8,439

Total operating revenues                                              295,228       2.4 %      288,184     13.0 %       254,944

Operating expenses:
     Employee compensation and benefits                                89,570      17.0 %       76,535      9.0 %        70,213
     Program rights                                                    41,930     (14.0)%       48,759     (9.1)%        53,621
     Other                                                             50,772       7.9 %       47,061     13.0 %        41,633
     Depreciation and amortization                                     26,029      22.3 %       21,289      4.3 %        20,406

Total operating expenses                                              208,301       7.6 %      193,644      4.2 %       185,873

Operating income                                                 $     86,927      (8.1)% $     94,540     36.9 % $      69,071

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                   $    112,956      (2.5)% $    115,829     29.5 % $      89,477

Percent of operating revenues:
    Operating income                                                   29.4 %                   32.8 %                   27.1 %
    EBITDA                                                             38.3 %                   40.2 %                   35.1 %

Capital expenditures                                             $     23,630       0.4 % $     23,532    154.9 % $       9,234

In 1995 Scripps agreed to change its Cincinnati television station's network affiliation to ABC from CBS in 1996. Also in 1995 Scripps changed its Baltimore station's affiliation to ABC from NBC. In 1994 Scripps negotiated 10-year affiliation agreements with ABC to replace Fox affiliations at its Phoenix and Tampa stations and changed its Kansas City station's affiliation from Fox to NBC.

Demand for local and national advertising moderated at Scripps' television stations in 1995. In 1994 increased demand for advertising time led to increased EBITDA at all the television stations.

The increase in other revenue in 1995 is primarily due to the new and extended affiliation agreements with ABC. The increase in employee costs, other operating expenses, depreciation and amortization, and capital expenditures in 1995 and in 1994 is due primarily to Scripps' expanded schedules of local news programs at the former Fox affiliates. Depreciation and amortization also increased in 1995 as a result of the acquisition of the remaining minority interest in SHB. The decrease in program rights expense is due to the availability of more network programming at the former Fox affiliates. Program rights also decreased in 1994 because the Baltimore station no longer carried Orioles baseball games.

Capital expenditures in 1996 are expected to be approximately
$32,000,000. See "Liquidity and Capital Resources". Depreciation and amortization in 1996 is expected to decrease slightly as certain intangible assets acquired in the 1991 purchase of the Baltimore station become fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment, excluding unusual items, were as follows:


( in thousands )
                                                                                   For the years ended December 31,
                                                                      1995      Change         1994      Change        1993

Operating revenues:
     Licensing                                                   $     49,366       0.3 % $     49,236    (10.6)% $      55,083
     Newspaper feature distribution                                    18,915       5.1 %       17,998     (4.3)%        18,814
     Film and television production                                    13,789                    5,725                   10,757
     Other                                                             12,682                      514                       87

Total operating revenues                                               94,752      29.0 %       73,473    (13.3)%        84,741

Operating expenses:
     Employee compensation and benefits                                20,071      43.0 %       14,040      1.4 %        13,849
     Artists' royalties                                                33,708      (2.8)%       34,668     (5.3)%        36,592
     Program rights and production costs                               16,428                    3,408    (57.4)%         7,993
     Other                                                             35,824      34.2 %       26,701     20.5 %        22,151
     Depreciation and amortization                                      3,204      84.2 %        1,739     89.6 %           917

Total operating expenses                                              109,235      35.6 %       80,556     (1.2)%        81,502

Operating income (loss)                                          $   (14,483)             $    (7,083)            $       3,239

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")                                 $   (11,279)             $    (5,344)            $       4,156

Percent of operating revenues:
    Operating income (loss)                                           (15.3)%                   (9.6)%                    3.8 %
    EBITDA                                                            (11.9)%                   (7.3)%                    4.9 %

Capital expenditures                                             $      9,574      19.8 % $      7,989            $         981


Other revenue primarily includes subscriber fees and advertising for HGTV, a 24-hour cable television network launched on December 30, 1994. Scripps expects to invest an additional $35,000,000 in HGTV in the next two years, including capital expenditures and pre-tax operating losses. See "Liquidity and Capital Resources". Operating losses for HGTV totaled $17,400,000 in 1995 and $7,700,000 in 1994.

Scripps acquired Cinetel Productions in Knoxville, Tennessee, on March 31, 1994 for $17.0 million in cash. Cinetel is one of the largest independent producers of programs for cable television. Cinetel's results of operations are included in the Entertainment segment from the date of acquisition. The acquisition increased 1994 operating revenues and EBITDA by 6.4% and 19%, respectively. SHP began operations in 1993 and sold its first two programs in 1995.

In 1994 Scripps completed the sale of its Garfield and U.S. Acres copyrights, resulting in the decrease in licensing and syndication revenues. Film and television revenues prior to 1994 primarily relate to Garfield. Excluding Garfield, U.S. licensing revenues increased 12% in 1995 and 7.6% in 1994. International licensing revenues increased 14% in 1995 and were flat in 1994.

United Media distributes news columns, comics, and features, and licenses copyrights to "Peanuts" and other character properties on a worldwide basis. The Japanese market provides more than two-thirds of United Media's (and Scripps') international revenues and approximately 45% of total licensing revenue. The impact of changes in the value of the U.S. dollar in foreign exchange markets does not have a significant effect on the recorded value of Scripps foreign currency assets and liabilities, which are primarily related to uncollected licensing royalties and payments due to creators of the properties. However, comparison of year-over-year licensing revenues can be significantly affected by changes in the exchange rate for the Japanese yen. Japanese licensing revenues in local currency decreased 8% in 1995, 8% in 1994 and 12% in 1993. The change in the exchange rate for the Japanese yen increased licensing revenues $1,700,000 in 1995, $1,600,000 in 1994 and $2,700,000 in 1993. The effect on licensing revenues of changes in the exchange rate for other foreign currencies is not significant.

From time-to-time Scripps uses foreign currency forward and option contracts to hedge foreign currency revenues denominated in Japanese yen. The purpose of the contracts is to reduce earnings volatility. Scripps exposure to loss on the contracts is not material.

Capital expenditures in 1995 and 1994 primarily relate to the launch of HGTV. The increase in depreciation and amortization in 1995 is primarily due to the start-up of HGTV and the 1994 increase is due to the Cinetel acquisition. Capital expenditures in 1996 are expected to be approximately $5,000,000 and depreciation and amortization is expected to increase approximately 25%.


LIQUIDITY AND CAPITAL RESOURCES

Scripps generates significant cash flow from operating activities. There are no significant legal or other restrictions on the transfer of funds from any of Scripps' business segments to any other segment. Management expects total cash flow from continuing operating activities in 1996 will exceed Scripps' expected total capital expenditures, debt repayments, and dividend payments.

Cash flow provided by continuing operating activities was $114,000,000 in 1995 compared to $170,000,000 in 1994 and $142,000,000 in 1993.
Payment of income taxes related to the settlement with the Internal Revenue Service of the audits of the 1985 through 1987 federal income tax returns was the primary cause of the decrease in 1995. The 1994 increase was primarily due to improvement in EBITDA.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $63,800,000 to $40,900,000 at December 31, 1995 and decreased $131,000,000 in 1994. At December 31, 1995 net debt was 3% of total capitalization. Management believes Scripps' cash and cash equivalents, short-term investments, and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and future expansion of existing businesses and the development or acquisition of new businesses. The ability of Scripps' continuing operations to produce significant cash flow and Scripps' significant borrowing capacity were primary factors in structuring the divestiture of its cable television assets so as to transfer the proceeds of the divestiture tax-free to shareholders.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E.W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiary companies ("Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, as of December 31, 1993 the Company changed its method of accounting for certain investments to conform with Statement of Financial Accounting Standards No. 115.






DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 22, 1996

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                  As of December 31,
                                                                                              1995                 1994
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         30,021     $         16,609
     Short-term investments                                                                      25,013
     Accounts and notes receivable (less allowances - 1995, $3,447; 1994, $4,538)               166,867              146,003
     Program rights and production costs                                                         52,402               35,073
     Refundable income taxes                                                                      7,828               25,214
     Inventories                                                                                 11,459               11,768
     Deferred income taxes                                                                       21,694               16,606
     Miscellaneous                                                                               18,961               16,821
     Total current assets                                                                       334,245              268,094

Net assets of discontinued operations                                                           305,838              322,737

Investments                                                                                      53,186               34,879

Property, Plant, and Equipment                                                                  425,959              419,534

Goodwill and Other Intangible Assets                                                            495,773              514,396

Other Assets:
     Program rights and production costs (less current portion)                                  26,829               38,779
     Miscellaneous                                                                               13,722               11,005
     Total other assets                                                                          40,551               49,784

TOTAL ASSETS                                                                           $      1,655,552     $      1,609,424

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1995                 1994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $         78,698
    Accounts payable                                                                             78,538     $        123,120
    Customer deposits and unearned revenue                                                       21,307               20,757
    Accrued liabilities:
        Employee compensation and benefits                                                       32,901               31,372
        Artist and author royalties                                                               6,843                8,177
        Interest                                                                                  2,169                1,999
        Income taxes                                                                                634                2,507
        Commitments and contingencies                                                             8,803               12,600
        Miscellaneous                                                                            36,226               30,837
    Total current liabilities                                                                   266,119              231,369

Deferred Income Taxes                                                                            82,229               67,876

Long-Term Debt (less current portion)                                                             2,177              110,431

Other Long-Term Obligations and Minority Interests                                              113,601              116,280

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 1995 -  60,085,408 shares; 1994 - 59,671,242 shares;                         601                  597
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  1995 - 19,978,373 shares; 1994 - 20,174,833 shares                        200                  202
    Total                                                                                           801                  799
    Additional paid-in capital                                                                  254,063              248,098
    Retained earnings                                                                           916,602              823,204
    Unrealized gains on securities available for sale                                            20,720               12,518
    Unvested restricted stock awards                                                            (1,573)              (2,036)
    Foreign currency translation adjustment                                                         813                  885
    Total stockholders' equity                                                                1,191,426            1,083,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      1,655,552     $      1,609,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                  For the years ended December 31,
                                                                          1995                  1994                1993

Operating Revenues:
    Advertising                                                    $        462,156  $               433,551 $        401,247
    Circulation                                                             125,354                  116,684          116,413
    Other newspaper revenue                                                  52,888                   52,703           50,394
    Total newspapers                                                        640,398                  602,938          568,054
    Broadcasting                                                            295,228                  288,184          284,294
    Entertainment                                                            94,752                   73,473           84,741
    Other                                                                                                               8,126
    Total operating revenues                                              1,030,378                  964,595          945,215

Operating Expenses:
    Employee compensation and benefits                                      338,987                  318,629          336,609
    Newsprint and ink                                                       123,579                   94,160           89,062
    Program rights and production costs                                      58,358                   60,082           63,731
    Other operating expenses                                                261,708                  249,178          253,002
    Depreciation                                                             46,496                   40,040           41,089
    Amortization of intangible assets                                        20,094                   18,896           19,760
    Total operating expenses                                                849,222                  780,985          803,253

Operating Income                                                            181,156                  183,610          141,962

Other Credits (Charges):
    Interest expense                                                       (11,223)                 (16,274)         (26,397)
    Net gains and unusual items                                                                       14,651           94,374
    Miscellaneous, net                                                        1,535                    (917)          (2,413)
    Net other credits (charges)                                             (9,688)                  (2,540)           65,564

Income from Continuing Operations
    Before Taxes and Minority Interests                                     171,468                  181,070          207,526
Provision for Income Taxes                                                   74,532                   80,441           86,387


Income from Continuing Operations
    Before Minority Interests                                                96,936                  100,629          121,139
Minority Interests                                                            3,347                    7,833           16,228

Income From Continuing Operations                                            93,589                   92,796          104,911
Income From Discontinued Operations                                          39,789                   29,887           23,775

Net Income                                                         $        133,378  $               122,683 $        128,686

Per Share of Common Stock:
    Income from continuing operations                                         $1.17                    $1.22            $1.41
    Income from discontinued operations                                         .50                      .39              .32

    Net income                                                                $1.67                    $1.61            $1.72



 Note: The sum of the income per share amounts may not equal the net income per share amount as each is computed independently based on the weighted average shares outstanding.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )
                                                                                  For the years ended December 31,
                                                                          1995                  1994                1993

Cash Flows from Operating Activities:
Income from continuing operations                                  $         93,589  $                92,796 $        104,911
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                          66,590                   58,936           60,849
      Deferred income taxes                                                   3,814                    2,400           41,174
      Minority interests in income of subsidiary companies                    3,347                    7,833           16,228
      Net gains and unusual items                                                                    (1,109)         (91,878)
      Settlement of 1985 - 1987 federal income tax audits                  (45,000)
      Other changes in certain working capital accounts, net               (13,979)                    9,040              315
      Miscellaneous, net                                                      5,410                      337           10,424
Net cash provided by continuing operating activities                        113,771                  170,233          142,023

Discontinued cable operations:
      Income                                                                 39,789                   29,887           23,775
      Adjustment to derive cash flows from operating activities              62,290                   48,737           59,754
      Net cash provided                                                     102,079                   78,624           83,529

Net operating activities                                                    215,850                  248,857          225,552

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                (57,300)                 (53,952)         (36,845)
Purchase of subsidiary companies and long-term investments                 (12,167)                 (32,389)         (41,459)
Change in short-term investments, net                                      (25,013)
Sale of subsidiary companies, copyrights, and long-term investments           2,729                   47,592          140,538
Miscellaneous, net                                                            3,598                    3,659            6,398
Net cash used in investing activities of continuing operations             (88,153)                 (35,090)           68,632
Net cash used in investing activities of discontinued cable operations     (44,938)                 (40,496)         (64,007)
Net investing activities                                                  (133,091)                 (75,586)            4,625

Cash Flows from Financing Activities:
Payments on long-term debt                                                 (29,703)                (137,885)        (194,015)
Dividends paid                                                             (39,980)                 (33,457)         (32,847)
Dividends paid to minority interests                                        (2,601)                  (3,817)          (4,189)
Miscellaneous, net                                                            5,437                    1,649            1,998
Net cash used in financing activities of continuing operations             (66,847)                (173,510)        (229,053)
Net cash used in financing activities of discontinued cable operations      (2,500)                  (1,758)          (1,494)
Net financing activities                                                   (69,347)                (175,268)        (230,547)

Increase (Decrease) in Cash and Cash Equivalents                             13,412                  (1,997)            (370)

Cash and Cash Equivalents:
Beginning of year                                                            16,609                   18,606           18,976

End of year                                                        $         30,021  $                16,609 $         18,606


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                    $         11,053                   17,109 $         32,123
   Income taxes paid                                                         55,176                  127,009           44,962

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )                                                         Unrealized
                                                                                             Gains on    Unvested      Foreign
                                                                   Additional               Securities   Restricted    Currency
                                                         Common      Paid-in     Retained    Available     Stock     Translation
                                                         Stock       Capital     Earnings    for Sale     Awards      Adjustment


As of December 31, 1992                               $      746 $     94,366 $   638,139              $     (516) $         369
Net income                                                                        128,686
Dividends:  declared and paid - $.44 per share                                   (32,847)
Class A Common shares issued pursuant to
    compensation plans, net:
    165,775 shares issued, 4,270 shares forfeited,
    and 17,071 shares  repurchased                             2        3,054                                (817)
Tax benefits of compensation plans                                        525
Amortization of restricted stock awards                                                                        324
Foreign currency translation adjustment                                                                                      223
Adoption of FAS No. 115, net of
    deferred income tax of $14,744                                                        $     27,381

As of December 31, 1993                                      748       97,945     733,978       27,381     (1,009)           592
Net income                                                                        122,683
Dividends:  declared and paid - $.44 per share                                   (33,457)
Acquisition of minority interest in Scripps Howard
    Broadcasting Company in exchange for
    4,952,659 shares of Class A Common stock                  49      146,675
Class A Common shares issued pursuant to
    compensation plans, net:
    140,025 shares issued,  2,810 shares forfeited,
    and 5,127 shares repurchased                               2        3,226                              (1,527)
Tax benefits of compensation plans                                        252
Amortization of restricted stock awards                                                                        500
Foreign currency translation adjustment                                                                                      293
Increase (decrease) in unrealized gains
    on securities available for sale, net
    of deferred income tax of $7,992                                                          (14,863)

As of December 31, 1994                                      799      248,098     823,204       12,518     (2,036)           885
Net income                                                                        133,378
Dividends:  declared and paid - $.50 per share                                   (39,980)
Conversion of 196,460 Voting common shares
    to 196,460 Class A common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    238,850 shares issued, 1,250 shares forfeited,
    and 19,894 shares repurchased                              2        5,099                                (538)
Tax benefits of compensation plans                                        866
Amortization of restricted stock awards                                                                      1,001
Foreign currency translation adjustment                                                                                     (72)
Increase in unrealized gains
    on securities available for sale, net
    of deferred income tax of $4,417                                                             8,202

As of December 31, 1995                               $      801 $    254,063 $   916,602 $     20,720 $   (1,573) $         813

See notes to consolidated financial statements.

THE E.W. SCRIPPS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E.W. Scripps Company ("Scripps") publishes daily newspapers in fifteen markets, operates local television stations in nine markets, operates cable television systems with 766,000 subscribers (at December 31, 1995) in nine geographic clusters, and its entertainment division primarily produces television programming and licenses comic characters.

On October 28, 1995, Scripps and Comcast Corporation ("Comcast") reached an agreement pursuant to which Scripps will contribute all of its non-cable television assets to Scripps Howard, Inc. ("SHI" - a wholly-owned subsidiary of Scripps and the direct or indirect parent of all of Scripps' operations) and SHI's cable television system subsidiaries ("Scripps Cable") will be transferred to and held directly by Scripps. Scripps Cable will be acquired by Comcast through a tax-free merger (the "Merger") with Scripps. The remaining SHI business will continue as "New Scripps", which will be distributed in a tax-free "spin-off" to Scripps shareholders (the "Spin-Off") prior to the Merger and thereafter renamed The E.W. Scripps Company. As a condition of the Merger Scripps has agreed to retire or defease its $32 million aggregate principal amount 7.375% notes due in 1998 ("Defeasance"). The Merger, Spin-off and Defeasance are collectively referred to as the "Transactions."

The closing date of the Transactions is expected to be in the third quarter of 1996, subject to regulatory approvals and certain other conditions. Controlling shareholders in Scripps and Comcast have agreed to vote in favor of the Merger, and as a result completion of the Transactions is assured so long as such conditions are satisfied and such regulatory approvals (including approval of the Spin-Off as a tax-free transaction by the Internal Revenue Service and approval of the Merger by the Federal Communications Commission and certain franchise authorities) are received. While there can be no assurances regarding such approvals, management believes all such approvals will be obtained.

Because Scripps Cable represents an entire business segment that will be divested, its results are reported as "discontinued operations" for all periods presented. See Note 14. Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations." The relative importance of each line of business to continuing operations is indicated in the Segment Information presented in Note 11.

The newspaper and television operations are diversified geographically and Scripps has a diverse customer base. Approximately 75% of Scripps' operating revenues are derived from advertising, and as a result operating results can be affected by changes in the demand for advertising nationally and in Scripps' local markets.

Scripps grants credit to substantially all of its customers.
Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on Scripps' financial position.

Use of Estimates - Preparation of the financial statements requires the use of estimates. Scripps' financial statements include estimates for such items as income taxes payable and self-insured risks. Self-insured risks are primarily employee medical costs and disability income, workers' compensation, and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $19,200,000 at December 31, 1995. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Consolidation - The consolidated financial statements include the accounts of Scripps and its majority-owned subsidiary companies.

Revenue Recognition - Significant revenue recognition policies are as follows:
  Advertising revenues are recognized based on dates of publication or broadcast.

  Circulation revenue is recognized based on date of publication.

  Royalties from merchandise licensing are recognized as products are sold by the licensee. Royalties from promotional licensing are recognized over the lives of the licensing agreements.

  Program license fees are recognized when the program material is available for broadcast and certain other conditions are met.

Payments received from customers prior to the time revenues are recognized are recorded as unearned income.

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

Program rights liabilities payable within the next twelve months are included in accounts payable. Non-current program rights liabilities are included in other long-term obligations. Estimated fair values (which are based on current rates available to Scripps for debt of the same remaining maturity) and the carrying amounts of Scripps' program rights liabilities were as follows:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1995                 1994

Liabilities for programs available for broadcast:
     Carrying amount                                                                   $         51,400     $         48,300
     Fair value                                                                                  48,000               42,800

Goodwill and Other Intangible Assets - Goodwill and other intangible assets are stated at the lower of unamortized cost or fair value.
Fair value is estimated based upon estimated future net cash flows.
An impairment loss is recognized when the unamortized cost of the asset exceeds the undiscounted estimated future net cash flows. Goodwill represents the cost of acquisitions in excess of tangible assets and identifiable intangible assets received. Non-competition agreements are amortized on a straight-line basis over the terms of the agreements. Goodwill acquired after October 1970, customer lists, and other intangible assets are amortized on a straight-line basis over periods of up to 40 years. Goodwill acquired before November 1970 ($6,600,000) is not amortized.

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of in March 1995. The standard requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment and that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The standard, which Scripps is required to adopt in 1996, is not expected to have any immediate impact on Scripps' results of operations or financial position.

Property, Plant, and Equipment - Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements                          35 years
Printing presses                                    20 years
Other newspaper production equipment                5 to 10 years
Television transmission towers                      15 years
Other television and program production equipment   5 to 15 years
Office and other equipment                          5 to 10 years

Interest costs related to major capital projects are capitalized and classified as property, plant, and equipment.

Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Scripps' temporary differences primarily result from accelerated depreciation and amortization for tax purposes and accrued expenses not deductible for tax purposes until paid. Also, Scripps received a tax certificate from the Federal Communications Commission upon the 1993 sale of the Memphis television and radio stations, enabling Scripps to defer payment of income taxes on the $60,500,000 tax-basis gain. The deferred gain will reduce the tax basis of certain cable television assets acquired on January 6, 1996.

Other Long-Term Obligations - Other long-term obligations include non-current program rights liabilities, deferred compensation and retiree benefits, non-current self-insured risks, and non-current income taxes payable.

Investments - Scripps adopted FAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993, increasing stockholders' equity $27,381,000. There was no effect on income from continuing operations as a result of adopting the new standard.

Investments in 20%- to 50%-controlled companies and in all joint ventures are accounted for under the equity method. Investments in other debt and equity securities are classified as available for sale and are carried at fair value. Fair value is determined by reference to quoted market prices for those or similar securities. Unrealized gains or losses on those securities are recognized as a separate component of stockholders' equity. The cost of securities sold is determined by specific identification.

Newspaper Joint Operating Agencies - Scripps is currently a party to newspaper joint operating agencies ("JOAs") in five markets. A JOA combines all but the editorial operations of two competing newspapers in a market. In each JOA the managing party distributes a portion of JOA profits to the other party. Scripps manages the JOA in Evansville. The JOAs in Albuquerque, Birmingham, Cincinnati, and El Paso are managed by the other parties to the JOAs.

Scripps includes the full amount of company-managed JOA assets and liabilities, and revenues earned and expenses incurred in the operation of the JOA, in the consolidated financial statements.
Distributions of JOA operating profits to the non-managing party are included in other operating expenses in the Consolidated Statements of Income.

For JOAs managed by the other party, Scripps includes distributions of JOA operating profits in operating revenues in the Consolidated
Statements of Income. Scripps does not include any assets or liabilities of JOAs managed by other parties in its Consolidated
Balance Sheets as Scripps has no residual interest in the net assets of the JOAs.

Inventories - Inventories are stated at the lower of cost or market. The cost of newsprint included in inventory is computed using the last in, first out ("LIFO") method. At December 31 newsprint inventories were approximately 66% of total inventories in 1995 and 65% in 1994. The cost of other inventories is computed using the first in, first out ("FIFO") method. Inventories would have been $4,500,000 and $1,200,000 higher at December 31, 1995 and 1994 if FIFO (which approximates current cost) had been used to compute the cost of newsprint.

Postemployment Benefits - Postretirement benefits are recognized during the years that employees render service. Other postemployment benefits, such as disability-related benefits and severance, are recognized when the benefits become payable.

Stock-Based Compensation - The FASB issued FAS No. 123 - Accounting for Stock-Based Compensation in October 1995. The standard defines a fair-value-based method of accounting for stock-based compensation, but permits compensation expense to continue to be measured using the intrinsic-value-based method previously used. Scripps intends to continue measuring compensation expense using the intrinsic-value-based method and under the provisions of the standard, which must be adopted in 1996, will be required to make pro forma disclosures of net income and earnings per share as if the fair value method had been used.

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, bank deposits, and highly liquid debt instruments with an original maturity of up to three months. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Short-term Investments - Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Short-term investments are carried at cost plus accrued dividends, which approximates fair value.

Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. Common stock equivalents in the form of stock options are excluded from the computations as they have no material effect on the per share amounts. Weighted average shares outstanding were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1995                  1994                1993
Weighted average shares outstanding                                       79,956                76,246              74,650

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1995 - There were no acquisitions in 1995.

1994 - Scripps acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 shares of Class A Common stock. Scripps acquired Cinetel Productions (an independent producer of programs for cable television) for $17,000,000 in cash.

1993 - Scripps acquired the remaining 2.7% minority interest in the Knoxville News-Sentinel for $2,800,000. Scripps purchased 5.7% of the outstanding shares of SHB for $28,900,000.

The following table presents additional information about the acquisitions:


   ( in thousands )
                                                                                                  For the years ended December 31,
                                                                                                         1994          1993

   Goodwill and other intangible assets acquired                                                     $    108,690  $     19,486
   Other assets acquired (primarily property and equipment and program costs)                              14,596
   Reduction in minority interests                                                                         45,958        12,287
   Class A Common stock issued                                                                          (146,724)
   Liabilities assumed and notes issued                                                                     (899)

   Cash paid                                                                                         $     21,621  $     31,773

Goodwill and other intangible assets acquired includes the excess of cost over book value of SHB allocated to Scripps Cable ($26,100,000 in 1994 and $6,900,000 in 1993).

The acquisitions have been accounted for as purchases. The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition. Pro forma results are not presented because the combined results of operations would not be significantly different from the reported amounts.

Divestitures

Scripps divested the following operating units:

1995 - Newspaper in Watsonville, California.

1993 - Book publishing; newspapers in Tulare, California, and San
Juan; Memphis television station; radio stations.

The following table presents additional information about the divestitures:


   ( in thousands, except per share data )
                                                                                           For the years ended December 31,
                                                                                           1995                        1993

   Cash received                                                                       $      2,711                $    140,509
   Net assets disposed                                                                        2,711                      48,635

   Net gains recognized (before minority
        interests and income taxes)                                                    $          0                $     91,874

   Net gains recognized (after minority
        interests and income taxes)                                                                                $     46,800

   Net gains recognized per share (after minority
        interests and income taxes)                                                                                       $ .63


Included in the consolidated financial statements are the following results of divested operating units (excluding gains on sales):

   ( in thousands )
                                                                                           For the years ended December 31,
                                                                                           1995          1994          1993

   Operating revenues                                                                  $        300  $      3,700  $     57,400
   Operating income (loss)                                                                    (100)         (200)         7,500

3.  UNUSUAL CREDITS AND CHARGES

1994 - Scripps sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after tax, $.23 per share.

Scripps' three television stations that had been Fox affiliates changed their network affiliation. In connection with the change certain program rights were expected to be sold at a loss of $7,900,000 and certain real estate, due to space limitations, was expected to be sold at a loss of $2,800,000. These estimated losses were recorded in 1994, reducing income from continuing operations $6,600,000, $.09 per share.

Scripps made a special contribution of 589,165 shares of Turner
Broadcasting Class B common stock to a charitable foundation. The contribution reduced pre-tax income by $8,000,000 and income from continuing operations by $4,500,000, $.06 per share.

Management changed its estimate of the tax liability for prior years as a result of an audit by the Internal Revenue Service ("IRS"). The adjustment decreased income from continuing operations by $5,300,000, $.07 per share (see Note 4).

Estimated costs to defend and settle lawsuits filed by certain former employees and independent contractors of a divested operating unit reduced income from continuing operations by $3,600,000, $.05 per share (see Note 12).

1993 - Operating results include net pre-tax gains of $91,900,000, $46,800,000 after-tax, $.63 per share (see Note 2).

Management changed the estimate of the additional amount of music license fees Scripps would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased operating income $4,300,000 and income from continuing operations $2,300,000, $.03 per share.

Scripps realized a $1,100,000 gain on sale of certain publishing equipment and received a $2,500,000 fee in connection with the change in ownership of the Ogden, Utah, newspaper, increasing income from continuing operations $2,300,000, $.03 per share.

Scripps recorded a $6,300,000 charge related to workforce reductions
1) in the circulation department at its Denver newspaper and 2) the newspaper feature distribution and licensing operations of United Media. The charge reduced income from continuing operations $3,600,000, $.05 per share. The planned headcount reductions were fully implemented in 1994.

Management changed its estimate of the tax liability for prior years (see Note 4). The adjustment increased income from continuing operations $5,400,000, $.07 per share. The federal income tax rate was increased to 35% from 34%. The effect on Scripps' beginning of the year deferred tax liabilities reduced income from continuing operations $2,300,000, $.03 per share.

4.  INCOME TAXES

In 1993 management changed its estimate of the tax basis and lives of certain intangible assets. The resulting change in the estimated tax liability for prior years increased income from continuing operations $5,400,000, $.07 per share. In 1994 the IRS proposed adjustments related to those intangible assets. Based upon the proposed adjustments management again changed its estimate of the tax liability for prior years, decreasing income from continuing operations in 1994 $5,300,000, $.07 per share. In 1995 Scripps reached agreement with the IRS to settle the audits of its 1985 through 1987 tax returns.
The settlement payment was charged to the estimated tax liability for prior years. The liability was not adjusted as a result of the settlement.

The IRS is currently examining Scripps' consolidated income tax returns for the years 1988 through 1991. Pursuant to the terms of the Merger New Scripps will indemnify Comcast against all tax liabilities of Scripps Cable attributable to periods prior to completion of the Merger. Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to Scripps' deferred income tax liabilities (assets) are as follows:


( in thousands )
                                                                                         As of December 31,
                                                                          1995                  1994                1993

Accelerated depreciation and amortization                          $         77,259  $                60,087 $         90,314
Deferred gain on sale of Memphis television and radio stations               23,599                   23,599           23,126
Investments                                                                  10,654                    4,927           12,900
Accrued expenses not deductible until paid                                 (26,195)                 (27,745)         (20,625)
Deferred compensation and retiree benefits                                 (12,398)                 (12,470)         (10,380)
Other temporary differences, net                                            (9,099)                    6,008            1,167

Total                                                                        63,820                   54,406           96,502
State net operating loss carryforwards                                      (9,186)                  (7,922)          (7,258)
Foreign tax credits and other carryforwards                                                                           (1,371)
Valuation allowance for state deferred tax assets and foreign tax credits     5,901                    4,786            5,033

Net deferred tax liability                                         $         60,535  $                51,270 $         92,906


Scripps' state net operating loss carryforwards expire from 1996 through 2010. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be utilized prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance. The increase in the valuation allowance in 1995 is primarily due to additional state net operating losses in 1995. The valuation allowance in 1994 decreased by $1,371,000 as management determined the foreign tax credit carryforwards would be utilized prior to expiration of the carryforward period. This decrease was offset by an increase in the allowance due to additional state net operating losses in 1994.

The provision for income taxes consists of the following:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1995                  1994                1993

Current:
     Federal                                                       $         60,044  $                61,026 $         33,114
     State and local                                                          5,027                   12,351            7,829
     Foreign                                                                  4,781                    4,412            3,745

Total current                                                                69,852                   77,789           44,688

Deferred:
     Federal                                                                  6,911                  (6,787)           51,813
     Other                                                                    1,320                    1,195            4,105

Total deferred                                                                8,231                  (5,592)           55,918

Total income taxes                                                           78,083                   72,197          100,606
Income taxes allocated to stockholders' equity                              (3,551)                    8,244         (14,219)

Provision for income taxes                                         $         74,532  $                80,441 $         86,387

The difference between the statutory rate for federal income tax and the effective income tax rate is summarized as follows:


                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993

Statutory rate                                                                 35.0   %                 35.0   %          35.0   %
Effect of:
     State and local income taxes                                               4.0                      4.7              3.7
     Amortization of goodwill                                                   2.9                      2.2              2.4
     Increase in tax rate to 35% on deferred tax liabilities                                                              1.1
     Change in estimated tax basis and lives of certain assets                                           2.1            (2.5)
     Miscellaneous                                                              1.6                      0.4              1.9

Effective income tax rate                                                      43.5   %                 44.4   %         41.6   %

5.  LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )
                                                                                                  As of December 31,
                                                                                              1995                 1994

7.375% notes, due in 1998                                                              $         31,658     $         61,161
9.0% notes, due in 1996                                                                          47,000               47,000
Other notes                                                                                       2,217                2,270

Total long-term debt                                                                             80,875              110,431
Current portion of long-term debt                                                                78,698

Long-term debt (less current portion)                                                  $          2,177     $        110,431


Fair value of long-term debt *                                                         $         83,100     $        109,600

   * Fair value is estimated based on current rates available to Scripps for debt of the same remaining maturity.

Scripps has a Competitive Advance/Revolving Credit Agreement ("Variable Rate Credit Facility") which expires in September 1996 and permits maximum borrowings up to $50,000,000. Maximum borrowings under the Variable Rate Credit Facility are changed as Scripps' anticipated needs change and are not indicative of Scripps' short-term borrowing capacity. The Variable Rate Credit Facility may be extended upon mutual agreement.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. Scripps is in compliance with all debt covenants.

Pursuant to the terms of the Merger, Scripps will retire or defease its 7.375% notes due in 1998.

Interest costs capitalized were as follows:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993

Capitalized interest costs                                         $            400  $                     0 $            100

6.  INVESTMENTS

Investments consisted of the following:


( in thousands, except share data )
                                                                                                   As of December 31,
                                                                                              1995                 1994

Securities available for sale:
     Short-term investments, primarily preferred stocks                                $         25,013
     Turner Broadcasting Class C preferred stock
          (convertible into 1,309,092 shares of Class B common stock)                            34,036     $         21,436
     Other                                                                                        7,000                2,351

Total securities available for sale                                                              66,049               23,787
Investments accounted for under the equity method                                                12,150               11,092

Total investments                                                                      $         78,199     $         34,879

Unrealized gains on securities available for sale                                      $         31,890     $         19,270

7.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1995                 1994

Land and improvements                                                                  $         39,774     $         40,668
Buildings and improvements                                                                      180,180              176,769
Equipment                                                                                       520,733              484,495

Total                                                                                           740,687              701,932
Accumulated depreciation                                                                        314,728              282,398

Net property, plant, and equipment                                                     $        425,959     $        419,534

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1995                 1994

Goodwill                                                                               $        440,932     $        439,462
Customer lists                                                                                  133,329              133,334
Licenses and copyrights                                                                          28,221               28,221
Non-competition agreements                                                                       18,039               18,689
Other                                                                                            32,263               32,247

Total                                                                                           652,784              651,953
Accumulated amortization                                                                        157,011              137,557

Net goodwill and other intangible assets                                               $        495,773     $        514,396

9.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993
Other changes in certain working capital accounts, net:
     Accounts receivable                                           $       (20,864)  $               (3,182) $        (9,320)
     Inventories                                                                270                  (2,099)            2,324
     Accounts payable                                                       (3,888)                    6,486          (5,427)
     Accrued income taxes                                                    15,076                  (1,241)            1,115
     Accrued interest                                                           170                    (835)          (5,726)
     Other accrued liabilities                                                (744)                    5,525            8,385
     Other, net                                                             (3,999)                    4,386            8,964

     Total                                                         $       (13,979)  $                 9,040 $            315

Program rights purchased                                           $         61,900  $                30,700 $         51,600

10.  EMPLOYEE BENEFIT PLANS

Scripps sponsors defined benefit plans covering substantially all non-union employees. Benefits are generally based on the employees' compensation and years of service. Funding is based on the requirements of the plans and applicable federal laws.

Scripps also sponsors defined contribution plans covering substantially all non-union employees. Scripps matches a portion of employees' voluntary contributions to these plans.

Union-represented employees are covered by retirement plans jointly administered by subsidiaries of Scripps and the unions or by union-administered, multi-employer plans. Funding is based upon negotiated agreements.

Retirement plans expense consisted of the following:


( in thousands )
                                                                                For the years ended December 31,
                                                                          1995                  1994                1993

Service cost                                                       $          7,929  $                 8,729 $          7,819
Interest cost                                                                12,907                   11,509           13,111
Actual return on plan assets                                               (41,698)                    1,637         (13,487)
Net amortization and deferral                                                27,203                 (14,990)          (2,619)

Defined benefit plans                                                         6,341                    6,885            4,824
Multi-employer plans                                                          1,020                    1,028            1,044
Defined contribution plans                                                    3,612                    3,573            3,570

Total                                                                        10,973                   11,486            9,438
Curtailment losses included in gain
     on the sales of subsidiary companies                                                                                 253

Total retirement plans expense                                     $         10,973  $                11,486 $          9,691

Assumptions used in the accounting for the defined benefit plans were as follows:

                                                                          1995                  1994                1993

Discount rate as of December 31                                                7.0%                     8.5%             7.0%
Expected long-term rate of return on plan assets                               8.0%                     9.5%             8.0%
Rate of increase in compensation levels                                        3.5%                     5.0%             3.5%

The plans' long-term rate of return on plan assets has been approximately one percentage point greater than the discount rate. Management believes the discount rate plus one percentage point is the best estimate of the long-term return on plan assets at any point in time. Therefore, when the discount rate changes, management's expectation for the future long-term rate of return on plan assets changes in tandem.

The funded status of the defined benefit plans at December 31 was as follows:


( in thousands )
                                                                          1995                  1994                1993

Actuarial present value of vested benefits                         $      (158,953)  $             (124,502) $      (136,719)

Actuarial present value of accumulated benefits                    $      (170,875)  $             (133,472) $      (146,178)

Actuarial present value of projected benefits                      $      (206,324)  $             (164,333) $      (180,843)
Plan assets at fair value                                                   195,667                  157,694          172,688

Projected benefits in excess of plan assets                                (10,657)                  (6,639)          (8,155)
Unrecognized net loss                                                         7,089                    3,464           11,025
Unrecognized prior service cost                                               8,337                    9,492            9,836
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                           (9,222)                 (10,669)         (12,116)

Net pension asset (liability) recognized in the balance sheet      $        (4,453)  $               (4,352) $            590

Plan assets consist of marketable equity and fixed-income securities.

Scripps has unfunded health and life insurance benefit plans that are provided to certain retired employees. The combined number of 1) active employees eligible for such benefits and 2) retired employees receiving such benefits is approximately 5% of Scripps' current workforce. The actuarial present value of the projected benefit obligation at December 31 was $7,000,000 in 1995 and $6,900,000 in 1994. The cost of the plan was: 1995, $300,000; 1994, $500,000; and
1993, $600,000.



11.  SEGMENT INFORMATION

The Other segment includes book publishing operations which were sold in 1993.

Broadcasting operating income in 1994 was reduced by $7,900,000 as a result of the program rights write-down and was increased in 1993 by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed ASCAP (see Note 3).

Financial information relating to Scripps' business segments is as follows:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993

OPERATING REVENUES
Newspapers                                                         $        640,398  $               602,938 $        568,054
Broadcasting                                                                295,228                  288,184          284,294
Entertainment                                                                94,752                   73,473           84,741
Other                                                                                                                   8,126
Total continuing operations                                        $      1,030,378  $               964,595 $        945,215

OPERATING INCOME
Newspapers                                                         $        125,484  $               119,539 $         75,389
Broadcasting                                                                 86,927                   86,625           81,958
Entertainment                                                              (14,483)                  (7,083)          (1,561)
Other                                                                                                                   (199)
Corporate                                                                  (16,772)                 (15,471)         (13,625)
Total continuing operations                                        $        181,156  $               183,610 $        141,962

DEPRECIATION
Newspapers                                                         $         30,206  $                28,399 $         30,070
Broadcasting                                                                 12,578                    9,323            9,470
Entertainment                                                                 2,828                    1,667              899
Other                                                                                                                      25
Corporate                                                                       884                      651              625
Total continuing operations                                        $         46,496  $                40,040 $         41,089

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $          6,267  $                 6,858 $          6,902
Broadcasting                                                                 13,451                   11,966           12,212
Entertainment                                                                   376                       72               18
Other                                                                                                                     628
Total continuing operations                                        $         20,094  $                18,896 $         19,760

ASSETS
Newspapers                                                         $        606,989  $               621,008 $        667,167
Broadcasting                                                                520,308                  515,617          465,622
Entertainment                                                               124,178                   84,816           82,538
Corporate                                                                    98,239                   65,246           39,770
Total continuing operations                                        $      1,349,714  $             1,286,687 $      1,255,097

CAPITAL EXPENDITURES
Newspapers                                                         $         22,184  $                21,226 $         24,523
Broadcasting                                                                 23,630                   23,532            9,733
Entertainment                                                                 9,574                    7,989              981
Corporate                                                                     1,912                    1,205            1,608
Total continuing operations                                        $         57,300  $                53,952 $         36,845

Corporate assets are primarily cash, investments, and refundable and deferred income taxes.

12. COMMITMENTS AND CONTINGENCIES

In 1994 Scripps accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of lawsuits filed by certain former employees and independent contractors of a divested operating unit. The lawsuits allege that the employees were due severance pay and that certain contractual obligations were unfulfilled, respectively. The accrual reduced income from continuing operations by $3,600,000, $.05 per share. Management believes the claims are without merit, however a recent judgment with respect to one of the severance pay lawsuits was not favorable to Scripps. This judgment has been appealed. Management believes the possibility of incurring a loss greater than the amount accrued is remote.

In 1994 Scripps Cable accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of certain lawsuits against the Sacramento cable television system related primarily to employment issues and to the timing and amount of late-payment fees assessed to subscribers. The accrual reduced income from discontinued operations $4,000,000. In 1995 Scripps Cable adjusted the accrual based upon a reassessment of the probable costs of these and additional employment-related lawsuits. The additional accrual reduced income from discontinued operations $900,000. Management believes the possibility of incurring a loss greater than the amount accrued is remote. Pursuant to the terms of the Merger New Scripps will indemnify Comcast against losses related to these lawsuits.

Scripps is also involved in other litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Scripps purchased program rights totaling $61,900,000 in 1995, $30,700,000 in 1994, and $51,600,000 in 1993, the payments for which are generally made over the lives of the contracts. At December 31, 1995 Scripps was committed to purchase approximately $100,000,000 of program rights that are not currently available for broadcast, including programs not yet produced. If such programs are not produced Scripps' commitment would expire without obligation.

Minimum payments on non-cancelable leases at December 31, 1995 were as follows:

( in thousands )


1996                                                                                                        $          9,000
1997                                                                                                                   8,400
1998                                                                                                                   8,400
1999                                                                                                                   7,300
2000                                                                                                                   6,400
Later years                                                                                                           30,700

Total                                                                                                       $         70,200

Rental expense for cancelable and non-cancelable leases was as follows:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993

Rental expense, net of sublease income                             $         13,300  $                11,700 $          9,700

13.  CAPITAL STOCK AND INCENTIVE PLANS

The capital structure of Scripps includes Common Voting Stock and Class A Common Stock. The articles of Scripps provide that the holders of Class A Common Stock, who are not entitled to vote on any other matters except as required by Delaware law, are entitled to elect the greater of three or one-third of the directors.

In connection with the Transactions, New Scripps will be recapitalized to include Common Voting Shares and Class A Common Shares and the Articles of Incorporation of New Scripps will be further amended to provide for substantially the same shareholder voting rights and other terms as the Scripps Certificate of Incorporation currently provides for. Prior to the Spin-Off New Scripps will issue to Scripps: (i) a number of New Scripps Common Voting Shares equal to the number of shares of Scripps Common Voting Stock then outstanding and (ii) a number of New Scripps Class A Common Shares equal to the number of shares of Scripps Class A Common Stock then outstanding. These shares will then be distributed to Scripps' shareholders in the Spin-Off.

Pursuant to the Transactions, New Scripps will assume Scripps' incentive plans. The 1987 Long-Term Incentive Plan ("1987 Plan") provides for the awarding of stock options, stock appreciation rights, performance units, and Class A Common Stock to key employees and the 1994 Non-Employee Directors' Stock Option Plan (collectively the "Plans") provides for the awarding of stock options to non-employee directors. The number of shares authorized for issuance under the Plans is 3,300,000.

Stock options may be awarded to purchase Class A Common Stock at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period. The plan expires on December 9, 1997, except for options then outstanding. In connection with the Transactions, the number of options and the option price will be adjusted based on the average market price of Scripps Class A Common Stock before the Transactions are completed, and the average market price of New Scripps Class A Common Shares after the Transactions are completed. The number of options outstanding is expected to increase and the option exercise price is expected to decrease in order to preserve the economic value and to prevent any enlargement or dilution of outstanding options. Information related to stock options is as follows:


                                                                         Number                       Price
                                                                        of Shares                   per Share

Outstanding at December 31, 1992                                          1,246,550                 $16 - 27
Granted in 1993                                                             667,500                  24 - 34
Exercised in 1993                                                         (133,775)                  16 - 24
Forfeited in 1993                                                          (40,775)                  18 - 27

Outstanding at December 31, 1993                                          1,739,500                  16 - 34
Granted in 1994                                                             493,500                  27 - 30
Exercised in 1994                                                          (87,025)                  18 - 26
Forfeited in 1994                                                          (20,000)                  18 - 26

Outstanding at December 31, 1994                                          2,125,975                  16 - 34
Granted in 1995                                                              25,000                  29 - 34
Exercised in 1995                                                         (221,350)                  18 - 30
Forfeited in 1995                                                          (10,000)                  18 - 30

Outstanding at December 31, 1995                                          1,919,625                 $16 - 34

Exercisable at December 31, 1995                                          1,739,125                 $16 - 34

Options issued to employees of Scripps Cable totaled 207,150 at December 31, 1995, of which 186,150 were exercisable. Options issued to employees of Scripps Cable will vest and become exercisable upon completion of the Transactions.

Awards of Class A Common Stock vest over an incentive period, conditioned upon the individual's employment throughout that period. During the vesting period shares issued are non-transferable, but the shares are entitled to all the rights of an outstanding share. Upon vesting, when the stock awards become taxable to the employees, additional awards of cash may also be made. Information related to awards of Class A Common Stock is as follows:

( in thousands, except share data )
                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993

Shares of Class A Common stock:
     Awarded                                                                 17,500                   53,000           32,000
     Forfeited                                                                1,250                    2,810            4,270
Compensation expense recognized:
     Continuing operations                                         $            915  $                   435 $            270
     Scripps Cable                                                               85                       65               30

Unvested awards of Class A Common Stock issued to employees of Scripps Cable will vest upon completion of the Transactions. There were 6,000 unvested shares issued to employees of Scripps Cable at December 31, 1995.



14.  DISCONTINUED CABLE TELEVISION OPERATIONS

Summarized operating results for the discontinued cable television operations are as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1995                  1994                1993


Operating revenues                                                 $        279,482  $               255,356 $        251,792

Income before income taxes                                                   65,247                   33,526           44,811
Income taxes                                                               (25,458)                  (3,484)         (20,363)
Minority interests                                                                                     (155)            (673)

Income from discontinued cable operations                          $         39,789  $                29,887 $         23,775

  In 1994 customers of the Sacramento system were awarded special rebates totaling $3,000,000 in connection with litigation concerning the system's pricing in the late 1980s. The rebates reduced income from discontinued operations $1,600,000. Also in 1994 Scripps Cable accrued $6,500,000 as an estimate of the ultimate costs of certain lawsuits (see Note 12). The accrual reduced income from discontinued operations $4,000,000. In 1995 the accrual was increased $1,400,000 based upon reassessment of the probable costs of the lawsuits, reducing income from discontinued operations $900,000. Also in 1994 the IRS proposed adjustments related to certain intangible assets and a deduction related to the redemption of a partnership interest in certain of its cable television systems. Based upon the proposed adjustments management changed its estimate of the tax liabilities for prior years. The resulting change in the liability for prior year income taxes increased 1994 income from discontinued operations $11,800,000.

Summarized balance sheet data for the discontinued cable television operations are as follows:

( in thousands )
                                                                                                   As of December 31,
                                                                                              1995                 1994

Property, plant, and equipment                                                         $        294,557     $        294,229
Goodwill and other intangible assets                                                             93,496              101,717
Other assets                                                                                     26,014               34,926
Deferred income tax liabilities                                                                (76,210)             (77,691)
Other liabilities                                                                              (32,019)             (30,444)
Net assets of discontinued cable television operations                                 $        305,838     $        322,737

The major components of cash flow for discontinued operations are as follows:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1995                  1994                1993

Income from discontinued operations                                $         39,789  $                29,887 $         23,775
Depreciation and amortization                                                53,999                   57,331           60,029
Other, net                                                                    8,291                  (8,594)            (275)

Net cash provided by discontinued cable operating activities       $        102,079  $                78,624 $         83,529

Capital expenditures                                               $       (47,484)  $              (41,616) $       (67,019)
Other, net                                                                    2,546                    1,120            3,012

Net cash used in investing activities of discontinued cable        $       (44,938)  $              (40,496) $       (64,007)
operations

15.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:


( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1995                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues:
   Newspapers                                                 $    151,607 $     161,112 $    155,913 $    171,766 $     640,398
   Television                                                       66,968        77,080       67,663       83,517       295,228
   Entertainment                                                    26,694        21,115       21,155       25,788        94,752

   Total operating revenues                                        245,269       259,307      244,731      281,071     1,030,378

Operating expenses:
   Employee compensation and benefits                               83,820        84,233       84,861       86,073       338,987
   Newsprint and ink                                                26,871        29,381       32,008       35,319       123,579
   Program rights and production costs                              15,546        12,523       14,081       16,208        58,358
   Other operating expenses                                         62,732        65,191       63,299       70,486       261,708
   Depreciation and amortization                                    16,063        16,429       17,140       16,958        66,590

   Total operating expenses                                        205,032       207,757      211,389      225,044       849,222

Operating income                                                    40,237        51,550       33,342       56,027       181,156
Interest expense                                                   (3,353)       (2,829)      (2,441)      (2,600)      (11,223)
Miscellaneous, net                                                     782           394        1,427      (1,068)         1,535
Income taxes                                                      (16,971)      (21,127)     (14,187)     (22,247)      (74,532)
Minority interests                                                   (935)         (868)        (784)        (760)       (3,347)

Income from continuing operations                                   19,760        27,120       17,357       29,352        93,589
Income from discontinued operations (net of income taxes)            9,354         9,019       10,277       11,139        39,789

Net income                                                    $     29,114 $      36,139 $     27,634 $     40,491 $     133,378

Per share of common stock:
     Income from continuing operations                               $ .25         $ .34        $ .22        $ .37        $ 1.17
     Income from discontinued operations                               .12           .11          .13          .14           .50

     Net income                                                      $ .36         $ .45        $ .35        $ .51        $ 1.67

Weighted average shares outstanding                                 79,854        79,927       80,010       80,031        79,956

Cash dividends per share of common stock                             $ .11         $ .13        $ .13        $ .13         $ .50

  The sum of the quarterly net income per share amounts may not equal the reported annual amount and the sum of the income from continuing operations per share and the income from discontinued operations per share may not equal the net income per share amount because each is computed independently based upon the weighted average number of shares outstanding for that period.

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1994                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues:
   Newspapers                                                 $    142,037 $     151,765 $    147,145 $    161,991 $     602,938
   Broadcasting                                                     60,353        73,892       68,200       85,739       288,184
   Entertainment                                                    20,978        18,676       16,689       17,130        73,473

   Total operating revenues                                        223,368       244,333      232,034      264,860       964,595


Operating expenses:
   Employee compensation and benefits                               77,574        79,577       77,337       84,141       318,629
   Newsprint and ink                                                20,657        22,131       23,586       27,786        94,160
   Program rights and production costs                              12,285        14,473       13,557       19,767        60,082
   Other operating expenses                                         56,150        57,543       59,870       75,615       249,178
   Depreciation and amortization                                    14,283        14,903       14,548       15,202        58,936

   Total operating expenses                                        180,949       188,627      188,898      222,511       780,985

Operating income                                                    42,419        55,706       43,136       42,349       183,610
Interest expense                                                   (4,576)       (4,529)      (3,829)      (3,340)      (16,274)
Net gains and unusual items                                                       31,621                  (16,970)        14,651
Miscellaneous, net                                                     172         (371)        (188)        (530)         (917)
Income taxes                                                      (16,681)      (35,685)     (15,231)     (12,844)      (80,441)
Minority interests                                                 (1,917)       (2,886)      (2,265)        (765)       (7,833)

Income from continuing operations                                   19,417        43,856       21,623        7,900        92,796
Income from discontinued operations (net of income taxes)            5,680         3,968        4,482       15,757        29,887

Net income                                                    $     25,097 $      47,824 $     26,105 $     23,657 $     122,683

Per share of common stock:
     Income from continuing operations                               $ .26         $ .59        $ .29        $ .10        $ 1.22
     Income from discontinued operations                               .08           .05          .06          .20           .39

     Net income                                                      $ .34         $ .64        $ .35        $ .30        $ 1.61

Weighted average shares outstanding                                 74,762        74,776       75,638       79,808        76,246

Cash dividends per share of common stock                             $ .11         $ .11        $ .11        $ .11         $ .44

  The sum of the quarterly net income per share amounts may not equal the reported annual amount and the sum of the income from continuing operations per share and the income from discontinued operations per share may not equal the net income per share amount because each is computed independently based upon the weighted average number of shares outstanding for that period.

                       THE E.W. SCRIPPS COMPANY

          Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993                                                                SCHEDULE II
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful
    accounts receivable                               $       3,937 $      5,385 $      5,875                   $          3,447
Allowance for sales returns                                     601                       601                                  0

Total receivable allowances                           $       4,538 $      5,385 $      6,476                   $          3,447


YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful
    accounts receivable                               $       5,049 $      3,317 $      4,429                   $          3,937
Allowance for sales returns                                     679                        78                                601

Total receivable allowances                           $       5,728 $      3,317 $      4,507                   $          4,538


YEAR ENDED DECEMBER 31, 1993:
Allowance for doubtful
    accounts receivable                               $       4,709 $      5,116 $      4,249 $          (527)  $          5,049
Allowance for sales returns                                   6,148        1,262          876          (5,855)               679

Total receivable allowances                           $      10,857 $      6,378 $      5,125 $        (6,382)  $          5,728

                       THE E.W. SCRIPPS COMPANY

                           Index to Exhibits



Exhibit                                                                                         Exhibit No.
Number                                 Description of Item                                Page Incorporated

 3.01  Certificate of Incorporation of the Company                                          (1)    3.01
 3.02  By-laws of the Company                                                               (1)    3.02
 4.01  Class A Common Stock Certificate                                                     (4)     4
 4.02  Form of Indenture                                                                    (2)    4.1
 4.03  Form of Debt Securities                                                              (2)    4.2
 4.04  Form of Guarantee                                                                    (2)    4.3
  10   Agreement and Plan of Merger by and among The E.W. Scripps Company,
            Scripps Howard, Inc., and Comcast Corporation                                  (11)    10.0
10.01  Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
           Journal Publishing Company, New Mexico State Tribune Company, and
           Albuquerque Publishing Company, as amended                                       (1)   10.01
10.02  Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
           Birmingham News Company and Birmingham Post Company                              (1)   10.02
10.03  Joint Operating Agreement, dated September 23, 1977, between the
           Cincinnati Enquirer, Inc., and the Company, as amended                           (1)   10.03
10.04  Joint Operating Agreement, dated May 24, 1989, between the El Paso Times, Inc.
           and the Company, as amended                                                      (8)   10.04
10.05  Amended and Restated Joint Operating Agreement, dated October 23, 1986, among
           Evansville Press Company, Inc., Hartmann Publications, Inc., and Evansville
           Printing Corporation                                                             (1)   10.05
10.06  Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
           Number Seven, and Jefferson Building Partnership                                 (1)   10.08A
10.06A Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
           New Mexico State Tribune Company, Number Seven, and Jefferson Building
           Partnership                                                                      (1)   10.08B
10.07  Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
           Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
           Trust, as amended                                                                (1)   10.11
10.20  Competitive Advance and Revolving Credit Facility Agreement, dated
           September 30, 1988, among the Company, Scripps Howard, Inc., and
           Chemical Bank, et.al.                                                            (3)   10.15
10.20A Consent and Agreement, dated September 22, 1989, among Scripps Howard, Inc.
           and each of the banks party to the Competitive Advance and Revolving Credit
           Facility Agreement, dated September 30, 1988                                     (5)   10.29D
10.20B First Amendment, dated June 30, 1990, to the Competitive Advance and Revolving
           Credit Facility Agreement, dated September 30, 1988                              (5)   10.29B
10.20C Consent and Second Amendment, dated September 23, 1990, among Scripps Howard, Inc.
           and each of the banks party to the Competitive Advance and Revolving Credit
           Facility Agreement, dated September 30, 1988                                     (5)   10.29A
10.20D Consent and Second Amendment, dated September 22, 1991, among
           Scripps Howard, Inc. and each of the banks party to the Competitive Advance
           and Revolving Credit Facility Agreement dated September 30, 1988                 (5)   10.29C
10.20E Third Amendment Agreement dated December 6, 1991, amending the Competitive
           Advance and Revolving Credit Facility Agreement dated September 30, 1988         (2)   10.03
10.20F Unconditional Guarantee dated December 6, 1991 by The E. W. Scripps Company of the indebtedness of Scripps Howard, Inc., under the Competitive Advance and
           Revolving Credit Agreement dated September 30, 1988                              (2)   10.20

Exhibit                                                                                           Exhibit No.
Number            Description of Item                                                      Page   Incorporated

10.21  Master Note Agreement dated June 15, 1990                                            (5)   10.34
10.22  Short-Term/Medium-Term Note Facility                                                 (5)   10.33
10.22A First Amendment Agreement, dated December 9, 1991, amending Credit Agreement, dated September 21, 1990, between Scripps Howard, Inc., the Lenders named
           therein, and the Travelers Insurance Company, as agent for the Lenders           (2)   10.09
10.22B Guaranty, dated December 9, 1991, by The E. W. Scripps Company of the indebtedness of Scripps Howard, Inc. under the Credit Agreement, dated September 21, 1990, between Scripps Howard, Inc., the Lenders named therein, and the Travelers
           Insurance Company, as agent for the Lenders                                      (2)   10.32
10.23  9.0% Senior Notes due February 15, 1996 (Various agreements totaling $50,000,000)    (5)   10.32
10.25  Scripps Howard, Inc. Guaranteed Medium Term Notes, The E. W. Scripps Company
           Guarantor Agency Agreement                                                       (7)     1
10.25A Scripps Howard, Inc. Medium Term Note, Series A, Fixed Rate                          (7)    4.1
10.25B Scripps Howard, Inc. Medium Term Note, Series A, Floating Rate                       (7)    4.2
10.40  Second Amended and Restated Partnership Agreement for Sacramento Cable
           Television, dated January 17, 1985, between Scripps Howard Cable Company
           and Sacramento and River City Cablevision, Inc.                                  (1)   10.29
10.43A Asset Purchase Agreement Among Scripps Howard Broadcasting Company,
           Ellis Communications, Inc., and Elcom of Memphis, Inc.                           (9)    (C)
10.43B Asset Purchase Agreement Between Scripps Howard Broadcasting Company
           and Capitol Broadcasting Company, Incorporated                                   (9)    (C)
10.43C Asset Purchase Agreement Among Scripps Howard Broadcasting Company,
           Baycom Oregon L.P., and Baycom Partners, L.P.                                    (9)    (C)
10.44  Agreement and Plan Merger by and among Scripps Howard Broadcasting Company:
           The E.W. Scripps Company, and SHB Merger Corporation                            (10)   10.58
10.52  Description of Annual and Medium Term Bonus Plan                                     (1)   10.34
10.52A Description of Deferred Compensation Plan                                            (1)   10.35A
10.52B Form of Election Agreement for Annual Bonus Plan Deferral                            (1)   10.35B
10.52C Form of Election Agreement for Medium Term Bonus Plan Deferral                       (1)   10.35C
10.53  1987 Long-Term Incentive Plan                                                        (1)   10.36
10.53A Form of Nonqualified Stock Option Agreement                                          (1)   10.36A
10.53B Form of Restricted Share Award Agreement                                             (1)   10.36B
10.54  Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
           as amended                                                                       (1)   10.39A
10.54A Assignment, Assumption, and Release Agreement, dated December 31, 1987,
           between the Company, Scripps Howard, Inc., and Charles E. Scripps                (1)   10.39B
10.54B Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
           the Company and Charles E. Scripps                                               (1)   10.39C

Exhibit                                                                                           Exhibit No.
Number             Description of Item                                                      Page  Incorporated

10.55  Board Representation Agreement, dated March 14, 1986, between
           The Edward W. Scripps Trust and John P. Scripps                                  (1)   10.44
10.56  Shareholder Agreement, dated March 14, 1986, between the Company and the
           Shareholders of John P. Scripps Newspapers                                       (1)   10.45
10.57  Scripps Family Trust Agreement dated October 15, 1992                                (6)     1
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

    (4) Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

    (5) Incorporated by reference to Form 8 Amendment No. 1 to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

    (6)  Incorporated by reference to The E.W. Scripps Company
         Current Report on Form 8-K dated October 15, 1992.

    (7)  Incorporated by reference to The E.W. Scripps Company
         Current Report on Form 8-K dated May 15, 1992.

    (8) Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1991.

    (9)  Incorporated by reference to Scripps Howard Broadcasting
         Company Current Report on Form 8-K dated August 3, 1993.

    (10) Incorporated by reference to Registration Statement on Form S-4 (File No. 33-54591)

    (11) Incorporated by reference to The E.W. Scripps Company
         Current Report on Form 8-K dated December 28, 1995.