Form 10-K/A
period 1995-12-31
SCRIPPS E W CO /DE
filed 1996-05-10
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K/A

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

                  INDEX TO THE E. W. SCRIPPS COMPANY

  AMENDED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

This amendment to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1995 provides additional disclosures regarding foreign currency forward agreements and cash flow from operating activities filed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and additional disclosures relating to accruals for certain lawsuits and settlements under Item 8. Financial Statements and Supplementary Data.


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

                                          THE E.W. SCRIPPS COMPANY

Dated:    May 9, 1996                        By /s/ Daniel J. Castellini
                                             D. J. Castellini
                                             Senior Vice President,
                                             Finance & Administration

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

United Media distributes news columns, comics, and features, and licenses copyrights to "Peanuts" and other character properties on a worldwide basis. Revenues derived from such international activities represent less than 5% of Scripps total revenues. The Japanese market provides more than two-thirds of international revenues and approximately 45% of total licensing revenue. The impact of changes in the value of the U.S. dollar in foreign exchange markets does not have a significant effect on the recorded value of Scripps foreign-currency-denominated assets, which are primarily related to uncollected licensing royalties and represent less than 1% of total assets. Scripps foreign-currency-denominated liabilities are primarily related to payments due to creators of the properties. However, comparison of year-over-year licensing revenues can be significantly affected by changes in the exchange rate for the Japanese yen. Japanese licensing revenues in local currency decreased 8% in 1995, 8% in 1994 and 12% in 1993. The change in the exchange rate for the Japanese yen increased licensing revenues $1,700,000 in 1995, $1,600,000 in 1994 and $2,700,000 in 1993. The effect on licensing revenues of changes in the exchange rate for other foreign currencies is not significant.

From time-to-time Scripps uses foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen.
The purpose of the contracts is to reduce the risk of changes in the exchange rate on Scripps' anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The maturity of the contracts coincide with the quarterly payment of licensing royalties. Scripps does not hold foreign currency contracts for trading purposes and does not hold leveraged contracts. Information about Scripps' foreign currency contracts, which require Scripps to sell yen at a specified rate, at December 31, 1995 was as follows:

   Maturity            Contract            Exchange         US Dollar
     Date           Amount (in yen)          Rate          Equivalent

   2/15/96            141,840,000            94.56         $1,500,000
   5/31/96             83,060,000            83.06          1,000,000
   8/15/96            142,650,000            95.10          1,500,000
  11/15/96            143,835,000            95.89          1,500,000

Capital expenditures in 1995 and 1994 primarily relate to the launch of HGTV. The increase in depreciation and amortization in 1995 is primarily due to the start-up of HGTV and the 1994 increase is due to the Cinetel acquisition. Capital expenditures in 1996 are expected to be approximately $5,000,000 and depreciation and amortization is expected to increase approximately 25%.


LIQUIDITY AND CAPITAL RESOURCES

Scripps generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operations.
There are no significant legal or other restrictions on the transfer of funds among Scripps' business segments. Cash flows provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used to invest in the entertainment segment and to fund corporate expenses. Management expects total cash flow from continuing operating activities in 1996 will exceed Scripps' expected total capital expenditures, debt repayments, and dividend payments.

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

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1995                 1994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $         78,698
    Accounts payable                                                                             78,538     $        123,120
    Customer deposits and unearned revenue                                                       21,307               20,757
    Accrued liabilities:
        Employee compensation and benefits                                                       32,901               31,372
        Artist and author royalties                                                               6,843                8,177
        Interest                                                                                  2,169                1,999
        Income taxes                                                                                634                2,507
        Lawsuits and related settlements                                                          8,803               12,600
        Miscellaneous                                                                            36,226               30,837
    Total current liabilities                                                                   266,119              231,369

Deferred Income Taxes                                                                            82,229               67,876

Long-Term Debt (less current portion)                                                             2,177              110,431

Other Long-Term Obligations and Minority Interests                                              113,601              116,280

Commitments and Contingencies (Note 12)

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

Amounts accrued, less payments for settlements and attorney fees, are included in accrued lawsuits and settlements in the accompanying
Consolidated Balance Sheets.

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