Form 10-Q
period 1996-03-31
SCRIPPS E W CO /DE
filed 1996-05-15
CIK 832428

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 1996 the registrant had outstanding 60,494,549 shares of Class A Common Stock and 19,807,053 shares of Common Voting Stock.

                   INDEX TO THE E.W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996



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




                               PART II


ITEM 1.   LEGAL PROCEEDINGS

Scripps is involved in litigation arising in the ordinary course of business, such as defamation actions. In addition Scripps is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses. The costs to defend or settle such litigation and other proceedings are not expected to have a material adverse effect on Scripps' financial condition or results of operations.



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


                                   THE E.W. SCRIPPS COMPANY



Dated:         May 15, 1996         BY:
                                    D. J. Castellini
                                    Senior Vice President,
                                    Finance & Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1996               1995              1995
                                                                              (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       12,871    $        30,021    $      28,227
     Short-term investments                                                                           25,013
     Accounts and notes receivable (less
         allowances -$3,534, $3,447, $4,215)                                      148,468            166,867          133,286
     Program rights and production costs                                           51,911             52,402           27,644
     Refundable income taxes                                                                           7,828            1,810
     Inventories                                                                   12,941             11,459           13,776
     Deferred income taxes                                                         22,608             21,694           19,671
     Miscellaneous                                                                 17,630             18,961           17,590
     Total current assets                                                         266,429            334,245          242,004

Net assets of discontinued operations                                             372,784            305,838          311,823

Investments                                                                        55,069             53,186           34,041

Property, Plant, and Equipment                                                    428,885            425,959          420,066

Goodwill and Other Intangible Assets                                              490,692            495,773          510,770

Other Assets:
     Program rights and production costs (less current portion)                    23,379             26,829           34,476
     Miscellaneous                                                                 15,360             13,722            9,668
     Total other assets                                                            38,739             40,551           44,144

TOTAL ASSETS                                                               $    1,652,598    $     1,655,552    $   1,562,848

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1996               1995              1995
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $       34,741    $        78,698    $      47,000
    Accounts payable                                                               62,537             78,538           56,946
    Customer deposits and unearned revenue                                         23,799             21,307           19,258
    Accrued liabilities:
        Employee compensation and benefits                                         27,137             32,901           29,097
        Artist and author royalties                                                 8,734              6,843           10,306
        Interest                                                                    1,030              2,169            2,029
        Income taxes                                                                7,301                634            3,264
        Lawsuits and related settlements                                            7,867              8,803           11,539
        Miscellaneous                                                              35,840             36,226           28,558
    Total current liabilities                                                     208,986            266,119          207,997

Deferred Income Taxes                                                              84,057             82,229           69,936

Long-Term Debt (less current portion)                                              31,824              2,177           63,455

Other Long-Term Obligations and Minority Interests                                110,268            113,601          116,234

Commitments and Contingencies (Note 5)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares;
        none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 60,471,678; 60,085,408; and 59,715,019 shares                  605                601              597
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,807,053; 19,978,373; and 20,174,833 shares               198                200              202
    Total                                                                             803                801              799
    Additional paid-in capital                                                    259,824            254,063          249,173
    Retained earnings                                                             935,483            916,602          843,535
    Unrealized gains on securities available for sale                              21,966             20,720           12,430
    Unvested restricted stock awards                                              (1,340)            (1,573)          (1,981)
    Foreign currency translation adjustment                                           727                813            1,270
    Total stockholders' equity                                                  1,217,463          1,191,426        1,105,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,652,598    $     1,655,552    $   1,562,848

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                                                                   Three months ended
                                                                                                                March 31,
                                                                                                        1996             1995

Operating Revenues:
    Advertising                                                                                     $  114,002       $  108,251
    Circulation                                                                                         33,564           31,320
    Other newspaper revenue                                                                             11,277           12,036
    Total newspapers                                                                                   158,843          151,607
    Broadcast television                                                                                70,721           66,968
    Entertainment                                                                                       24,681           26,694

    Total operating revenues                                                                           254,245          245,269

Operating Expenses:
    Employee compensation and benefits                                                                  86,883           83,753
    Newsprint and ink                                                                                   34,169           26,871
    Program rights and production costs                                                                 16,576           17,386
    Other operating expenses                                                                            61,622           60,959
    Depreciation                                                                                        12,438           11,017
    Amortization of intangible assets                                                                    5,081            5,046
    Total operating expenses                                                                           216,769          205,032

Operating Income                                                                                        37,476           40,237

Other Credits (Charges):
    Interest expense                                                                                   (1,413)          (3,353)
    Miscellaneous, net                                                                                   (382)              782
    Net other credits (charges)                                                                        (1,795)          (2,571)

Income from Continuing Operations
    Before Taxes and Minority Interests                                                                 35,681           37,666
Provision for Income Taxes                                                                              15,274           16,971

Income from Continuing Operations
    Before Minority Interests                                                                           20,407           20,695
Minority Interests                                                                                         687              935

Income From Continuing Operations                                                                       19,720           19,760
Income From Discontinued Operations                                                                      9,595            9,354


Net Income                                                                                          $   29,315       $   29,114


Per Share of Common Stock:
    Income from continuing operations                                                                     $.25             $.25

    Net income                                                                                            $.37             $.36

    Dividends declared                                                                                    $.13             $.11


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                         Three months ended
                                                                                                                March 31,
                                                                                                        1996             1995

Cash Flows from Operating Activities:
Income from continuing operations                                                                   $   19,720       $   19,760
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                                                     17,519           16,063
      Deferred income taxes                                                                                 53          (1,110)
      Minority interests in income of subsidiary companies                                                 687              935
      Settlement of 1985 - 1987 federal income tax audits                                                              (45,000)
      Other changes in certain working capital accounts, net                                            14,187            9,453
      Miscellaneous, net                                                                               (4,760)            7,592
Net cash provided by continuing operating activities                                                    47,406            7,693

Discontinued cable operations:
      Income                                                                                             9,595            9,354
      Adjustment to derive cash flows from operating activities                                         16,156           22,825
      Net cash provided                                                                                 25,751           32,179

Net operating activities                                                                                73,157           39,872

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                           (17,396)         (12,638)
Purchase of long-term investments                                                                      (1,187)          (1,942)
Change in short-term investments, net                                                                   25,013
Sale of subsidiary companies                                                                                              2,711
Miscellaneous, net                                                                                       1,622            1,311
Net cash provided by (used in) investing activities of continuing operations                             8,052         (10,558)
Net cash provided by (used in) investing activities of discontinued cable operations                  (76,431)          (8,394)
Net investing activities                                                                              (68,379)         (18,952)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                             34,700
Payments on long-term debt                                                                            (49,010)             (13)
Dividends paid                                                                                        (10,434)          (8,783)
Dividends paid to minority interests                                                                     (449)            (421)
Miscellaneous, net                                                                                       3,890            1,165
Net cash provided by (used in) financing activities of continuing operations                          (21,303)          (8,052)
Net cash provided by (used in) financing activities of discontinued cable operations                     (625)          (1,250)
Net financing activities                                                                              (21,928)          (9,302)

Increase (Decrease) in Cash and Cash Equivalents                                                      (17,150)           11,618

Cash and Cash Equivalents:
Beginning of year                                                                                       30,021           16,609

End of period                                                                                       $   12,871       $   28,227


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    2,552       $    3,323
   Income taxes paid                                                                                     5,347           36,519

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                         Unrealized
                                                                                          Gains on       Unvested       Foreign
                                                           Additional                    Securities     Restricted     Currency
                                                Common      Paid-in        Retained      Available        Stock       Translation
                                                 Stock      Capital        Earnings       for Sale        Awards      Adjustment

Balances at December 31, 1994                 $    799   $   248,098    $   823,204    $    12,518    $   (2,036)   $         885

Net income                                                                   29,114
Dividends:  declared and
     paid - $.11 per share                                                  (8,783)
Class A Common shares issued pursuant to
    compensation plans, net:
    58,500 shares issued,
    and 14,723 shares repurchased                                811                                         (86)
Tax benefits of compensation plans                               264
Amortization of restricted stock awards                                                                       141
Foreign currency translation adjustment                                                                                       385
Increase (decrease) in unrealized gains
     on securities available for sale, net
     of deferred income taxes of ($47)                                                        (88)

Balances at March 31, 1995                    $    799   $   249,173    $   843,535    $    12,430    $   (1,981)   $       1,270

Balances at December 31, 1995                 $    801   $   254,063    $   916,602    $    20,720    $   (1,573)   $         813

Net income                                                                   29,315
Dividends:  declared and
     paid - $.13 per share                                                 (10,434)
Conversion of 171,320 Common Voting shares
    to 171,320 Class A Common shares
214,950 Class A Common shares issued
    pursuant to compensation plans                   2         4,499                                         (63)
Tax benefits of compensation plans                             1,262
Amortization of restricted stock awards                                                                       296
Foreign currency translation adjustment                                                                                      (86)
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $671                                                        1,246

Balances at March 31, 1996                    $    803   $   259,824    $   935,483    $    21,966    $   (1,340)   $         727

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )
____________________________________________________________________
_____________________________

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Financial information as of December 31, 1995 included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. The weighted average common shares outstanding were as follows:

( in thousands )                                                                                         Three months ended
                                                                                                                March 31,
                                                                                                        1996             1995
Weighted average shares outstanding                                                                     80,204           79,854




2.   ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

1996 - There were no acquisitions in the three months ended March
31, 1996.

In May Scripps acquired the Vero Beach, Florida, Press-Journal. The acquisition will be accounted for as a purchase and the acquired operations will be included in the Consolidated Statements of Income from the date of acquisition.

1995 - There were no acquisitions in the three months ended
March 31, 1995.

B.  Divestitures

1995 - Scripps sold its Watsonville, California, daily newspaper.
No gain or loss was realized as proceeds equaled the net book value of the net assets sold.

3.   LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1996               1995              1995

7.375% notes, due in 1998                                                  $       29,658    $        31,658    $      61,198
Variable Rate Credit Facilities                                                    34,700
9.0% notes, due in 1996                                                                               47,000           47,000
Other notes                                                                         2,207              2,217            2,257

Total long-term debt                                                               66,565             80,875          110,455
Current portion of long-term debt                                                  34,741             78,698           47,000

Long-term debt (less current portion)                                      $       31,824    $         2,177    $      63,455

Scripps has a Competitive Advance/Revolving Credit Agreement and other variable rate credit facilities ("Variable Rate Credit Facilities") which expire through September 1996 and permit maximum borrowings up to $50,000,000. Maximum borrowings under the facilities are changed as Scripps' anticipated needs change and are not indicative of Scripps' short-term borrowing capacity. The credit facilities may be extended upon mutual agreement.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. Scripps is in compliance with all debt covenants.


4.   DISCONTINUED CABLE TELEVISION OPERATIONS

On October 28, 1995, Scripps and Comcast Corporation ("Comcast") reached an agreement pursuant to which Scripps will contribute all of its non-cable television assets to Scripps Howard, Inc. ("SHI" - a wholly-owned subsidiary of Scripps and the direct or indirect parent of all of Scripps' operations) and SHI's cable television system subsidiaries ("Scripps Cable") will be transferred to and held directly by Scripps. Scripps Cable will be acquired by Comcast through a tax-free merger (the "Merger") with Scripps. The remaining SHI business will continue as "New Scripps", which will be distributed in a tax-free "spin-off" to Scripps shareholders (the "Spin-Off") prior to the Merger and thereafter renamed The E.W. Scripps Company. The Merger and Spin-off are collectively referred to as the "Transactions."

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

Summarized operating results for the discontinued cable television operations are as follows:

( in thousands )                                                                                         Three months ended
                                                                                                                March 31,
                                                                                                        1996             1995


Operating revenues                                                                                  $   76,250       $   66,995

Income before income taxes                                                                              15,907           14,358
Income taxes                                                                                           (6,312)          (5,004)

Income from discontinued cable operations                                                           $    9,595       $    9,354

Summarized balance sheet data for the discontinued cable television operations are as follows:

( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1996               1995              1995

Property, plant, and equipment                                             $      307,579    $       294,557    $     291,434
Goodwill and other intangible assets                                              142,094             93,496           99,179
Other assets                                                                       26,746             26,014           25,535
Deferred income tax liabilities                                                  (75,352)           (76,210)         (76,702)
Other liabilities                                                                (28,283)           (32,019)         (27,623)
Net assets of discontinued cable television operations                     $      372,784    $       305,838    $     311,823


The major components of cash flow for discontinued operations are as follows:

( in thousands )                                                                                         Three months ended
                                                                                                                March 31,
                                                                                                        1996             1995

Income from discontinued operations                                                                 $    9,595       $    9,354
Depreciation and amortization                                                                           15,511           13,723
Other, net                                                                                                 645            9,102

Net cash provided by discontinued cable operating activities                                        $   25,751       $   32,179

Capital expenditures                                                                                $ (14,994)       $  (7,693)
Acquisition of cable television systems (primarily equipment and intangible assets)                   (62,152)            (132)
Other, net                                                                                                 715            (569)

Net cash used in investing activities of discontinued cable operations                              $ (76,431)       $  (8,394)

In January 1996 Scripps Cable acquired cable television systems adjacent to its Knoxville and Chattanooga systems (the "Mid-Tenn. Purchase") for $62,500,000, including assumed liabilities. The acquired cable television systems are included in the results of discontinued operations from the date of acquisition.

5.   COMMITMENTS AND CONTINGENCIES

In 1994 Scripps accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of lawsuits filed by certain former employees and independent contractors of a divested operating unit. The lawsuits allege that the employees were due severance pay and that certain contractual obligations were unfulfilled, respectively. In April 1996 Scripps reached an agreement to settle the severance pay lawsuits. There was no additional charge resulting from the settlement. Management believes the possibility of incurring a loss greater than the amount accrued for the independent contractor lawsuits is remote.

In 1994 Scripps Cable accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of certain lawsuits against the Sacramento cable television system related primarily to employment issues and to the timing and amount of late-payment fees assessed to subscribers. In May 1996 Scripps Cable agreed to settle the late-payment fee lawsuits. There was no additional charge resulting from the settlement. Management believes the possibility of incurring a loss greater than the amount accrued for the employment issues lawsuits is remote. Pursuant to the terms of the Merger New Scripps will indemnify Comcast against losses related to these lawsuits.

Amounts accrued, less payments for settlements and attorneys fees, are included in accrued lawsuits and related settlements in the Consolidated Balance Sheets.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )                                                                     Year-to-Date
                                                                                                       1996    Change         1995

Operating revenues:
     Newspapers                                                                                    $ 158,843      5.0 %   $  151,313
     Broadcast television                                                                             70,721      5.6 %       66,968
     Entertainment                                                                                    24,681     (7.5)%       26,694

     Total                                                                                           254,245      3.8 %      244,975
     Divested operating units                                                                                                    294

Total operating revenues                                                                           $ 254,245      3.7 %   $  245,269

Operating income:
     Newspapers                                                                                    $  26,271    (11.0)%   $   29,522
     Broadcast television                                                                             17,483      7.3 %       16,296
     Entertainment                                                                                   (2,068)                   (844)
     Corporate                                                                                       (4,210)                 (4,629)

     Total                                                                                            37,476     (7.1)%       40,345
     Divested operating units                                                                                                  (108)

Total operating income                                                                                37,476     (6.9)%       40,237
Interest expense                                                                                     (1,413)                 (3,353)
Miscellaneous, net                                                                                     (382)                     782
Income taxes                                                                                        (15,274)                (16,971)
Minority interest                                                                                      (687)                   (935)

Income from continuing operations                                                                  $  19,720              $   19,760

Per share of common stock:
     Income from continuing operations                                                                  $.25                    $.25

( in thousands )                                                                                            Year-to-Date
                                                                                                       1996    Change         1995

Other Financial and Statistical Data - excluding divested operating units:

Total advertising revenues                                                                         $ 187,911      6.6 %   $  176,231

Advertising revenues as a
     percentage of total revenues                                                                     73.9 %                  71.9 %

EBITDA:
     Newspapers                                                                                    $  35,780     (7.4)%   $   38,629
     Broadcast television                                                                             24,339      8.1 %       22,515
     Entertainment                                                                                   (1,143)                   (276)
     Corporate                                                                                       (3,981)                 (4,463)

     Total                                                                                         $  54,995     (2.5)%   $   56,405

Effective income tax rate                                                                             42.8 %                  45.1 %

Weighted average shares outstanding                                                                   80,204      0.4 %       79,854

Total capital expenditures                                                                         $  17,396     37.7 %   $   12,638


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

Year-to-date operating losses for the Home & Garden Television network ("HGTV") totaled $3,800,000, $2,300,000 after-tax, $.03 per share in 1996 and $3,200,000, $2,000,000 after-tax, $.03 per share in 1995.

Interest expense decreased as a result of reduced borrowings.

Operating results, excluding the Watsonville newspaper, are presented on the following pages. The results of the divested operating unit are excluded from the segment operating results because management believes it is not relevant to understanding the Scripps' ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Watsonville newspaper, were as follows:

( in thousands )                                                                                             Year-to-Date
                                                                                                       1996    Change         1995

Operating revenues:
     Local                                                                                         $  48,585      3.8 %   $   46,815
     Classified                                                                                       45,621      8.4 %       42,094
     National                                                                                          4,246      9.2 %        3,889
     Preprint                                                                                         15,550      2.1 %       15,225

     Newspaper advertising                                                                           114,002      5.5 %      108,023
     Circulation                                                                                      33,564      7.3 %       31,270
     Joint operating agency distributions                                                              8,911    (12.4)%       10,173
     Other                                                                                             2,366     28.1 %        1,847

Total operating revenues                                                                             158,843      5.0 %      151,313

Operating expenses:
     Employee compensation and benefits                                                               54,716     (0.1)%       54,780
     Newsprint and ink                                                                                34,169     27.3 %       26,846
     Other                                                                                            34,178     10.0 %       31,058
     Depreciation and amortization                                                                     9,509      4.4 %        9,107

Total operating expenses                                                                             132,572      8.9 %      121,791

Operating income                                                                                   $  26,271    (11.0)%   $   29,522

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                                  $  35,780     (7.4)%   $   38,629

Percent of operating revenues:
    Operating income                                                                                  16.5 %                  19.5 %
    EBITDA                                                                                            22.5 %                  25.5 %

Capital expenditures                                                                               $   5,231     63.8 %   $    3,194

Advertising inches:
     Local                                                                                             1,693     (2.4)%        1,734
     Classified                                                                                        1,530     (1.5)%        1,553
     National                                                                                             83     (4.6)%           87

     Total full run ROP                                                                                3,306     (2.0)%        3,374

Higher newsprint prices resulted in a decrease in EBITDA at most of Scripps' newspapers. The price of newsprint in the first quarter of 1996 was approximately 75% higher than in the first quarter of 1994. For the first quarter of 1996 newsprint consumption decreased 6% and the average price of newsprint was approximately 37% higher than in
1995.   However, the price of newsprint decreased in April 1996.
The year-over-year expense increase in the second quarter of 1996 is expected to be approximately 10%. If the price does not change again, the year-over-year third quarter newsprint expense will be about the same as, and the fourth quarter expense is expected to be slightly less than, in 1995.

Higher advertising rates led to the increase in advertising revenues as volume decreased in most of Scripps' newspaper markets.
Circulation revenues increased primarily due to increased rates.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:

( in thousands )                                                                                            Year-to-Date
                                                                                                       1996    Change         1995

Operating revenues:
     Local                                                                                         $  35,560      0.9 %   $   35,256
     National                                                                                         29,377      6.2 %       27,668
     Political                                                                                         1,382                      61
     Other                                                                                             4,402     10.5 %        3,983

Total operating revenues                                                                              70,721      5.6 %       66,968

Operating expenses:
     Employee compensation and benefits                                                               23,727      9.3 %       21,710
     Program costs                                                                                    11,203     (1.8)%       11,408
     Other                                                                                            11,452      1.0 %       11,335
     Depreciation and amortization                                                                     6,856     10.2 %        6,219

Total operating expenses                                                                              53,238      5.1 %       50,672

Operating income                                                                                   $  17,483      7.3 %   $   16,296

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                                  $  24,339      8.1 %   $   22,515

Percent of operating revenues:
    Operating income                                                                                  24.7 %                  24.3 %
    EBITDA                                                                                            34.4 %                  33.6 %

Capital expenditures                                                                               $  11,505    166.4 %   $    4,318

The increase in employee costs is due primarily to Scripps' expanded schedules of local news programs. Construction of new facilities at the Phoenix and Tampa stations resulted in the increase in capital spending. Depreciation and amortization is expected to decrease slightly from current levels as certain intangible assets acquired in the 1991 purchase of the Baltimore station become fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:

( in thousands )                                                                                            Year-to-Date
                                                                                                       1996    Change         1995

Operating revenues:
     Licensing                                                                                     $  12,606    (18.7)%   $   15,509
     Newspaper feature distribution                                                                    4,808      9.7 %        4,384
     Program production                                                                                2,641    (45.9)%        4,880
     Subscriber fees                                                                                   1,132    189.5 %          391
     Advertising                                                                                       3,188    157.1 %        1,240
     Other                                                                                               306      5.5 %          290

Total operating revenues                                                                              24,681     (7.5)%       26,694

Operating expenses:
     Employee compensation and benefits                                                                5,566     22.8 %        4,531
     Artists' royalties                                                                                8,874    (13.7)%       10,285
     Programming and production costs                                                                  5,347    (10.6)%        5,978
     Other                                                                                             6,037     (2.3)%        6,176
     Depreciation and amortization                                                                       925     62.9 %          568

Total operating expenses                                                                              26,749     (2.9)%       27,538

Operating income (loss)                                                                            $ (2,068)              $    (844)

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                                                                  $ (1,143)              $    (276)

Capital expenditures                                                                               $     536    (87.2)%   $    4,193

Program production revenues are subject to substantial fluctuation due to changes in public taste and demand for programming by broadcast and cable television networks. In addition quarterly revenues are affected by the timing of completion and delivery of programming to the networks. Program production revenues decreased in the current quarter as fewer programs were completed and delivered by Scripps Howard Productions ("SHP") and Cinetel. Program production revenues for the full year of 1996 are expected to increase however, as SHP has commitments for four network prime-time programs to be delivered in 1996 compared to two in 1995.

Subscriber fees increased due to an increase in the number of subscribers receiving HGTV. At March 31, 1996 HGTV could be viewed by 12,700,000 subscribers.

Year-to-date operating losses for HGTV totaled $3,800,000 in 1996 and $3,200,000 in 1995. Scripps expects to invest a total of $35,000,000 in HGTV during 1996 and 1997, including capital expenditures and pre-tax operating losses. See "Liquidity and Capital Resources".

Programming and production costs decreased as higher programming costs at HGTV were more than offset by the fewer number of programs delivered by SHP and Cinetel during the current quarter.

Author royalties decreased due to the decrease in licensing revenues.

United Media distributes news columns, comics, and features, and licenses copyrights for "Peanuts" and other character properties on a worldwide basis. Revenues derived from such international activities represent less than 5% of Scripps total revenues. The Japanese market provides more than two-thirds of international revenues and approximately 45% of total licensing revenue. The impact of changes in the value of the U.S. dollar in foreign exchange markets does not have a significant effect on the recorded value of Scripps foreign-currency-denominated assets, which are primarily related to uncollected licensing royalties and represent less than 1% of total assets. Scripps foreign-currency-denominated liabilities are primarily related to payments due to creators of the properties. However, comparison of year-over-year licensing revenues can be significantly affected by changes in the exchange rate for the Japanese yen. Japanese licensing revenues in local currency decreased 6% in 1996. The change in the exchange rate for the Japanese yen decreased licensing revenues $700,000 in 1996. The effect on licensing revenues of changes in the exchange rate for other foreign currencies is not significant.

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

Information about Scripps' foreign currency contracts, which require Scripps to sell yen at a specified rate, at December
31, 1995 was as follows:

         Maturity      Contract      Exchange     US Dollar
           Date    Amount (in yen)     Rate       Equivalent
         5/31/96      83,060,000       83.06      $1,000,000
         8/15/96     142,650,000       95.10       1,500,000
        11/15/96     143,835,000       95.89       1,500,000
         2/18/97     151,635,000      101.09       1,500,000

Capital expenditures in 1995 primarily relate to the launch of HGTV. The increase in depreciation and amortization is primarily due to the start-up of HGTV.


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

Cash flow provided by continuing operating activities was $47,400,000 in 1996 compared to $7,700,000 in 1995. Cash flow provided by continuing operating activities in 1995 was reduced by a $45,000,000 payment to settle the audit of Scripps' 1985 through 1987 federal income tax returns.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $53,700,000 at March 31, 1996 and was less than 5% of total capitalization. Management believes Scripps' cash and cash equivalents and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and future expansion of existing businesses and the development or acquisition of new businesses. The ability of Scripps' continuing operations to produce significant cash flow and Scripps' significant borrowing capacity were primary factors in structuring the divestiture of its cable television assets so as to transfer the proceeds of the divestiture tax-free to shareholders.

                       THE E.W. SCRIPPS COMPANY


                           Index to Exhibits


 Exhibit
    No.                      Item                            Page


     12       Ratio of Earnings to Fixed Charges               E-2