Form 10-Q
period 1996-06-30
SCRIPPS E W CO /DE
filed 1996-08-14
CIK 832428

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996

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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   As of
August 1, 1996 the registrant had outstanding 60,997,870 shares of Class A Common Stock and 19,470,382 shares of Common Voting Stock.

                   INDEX TO THE E.W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 1996 Annual Meeting of Shareholders.


                                                                      Broker
Description of Matter Submitted   In Favor     Against     Abstain    Non-Votes

Class A Common stock:
   Election of Directors:
   Daniel J. Meyer                 53,494,371     424,444               6,533,363
   Nicholas B. Paumgarten          53,484,471     434,344               6,533,363
   Ronald W. Tysoe                 53,490,376     428,439               6,533,363

Common voting stock:
   Election of Directors           17,991,115                           1,815,938

   Amend Long-Term Incentive Plan  17,991,115                           1,815,938



ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                               Exhibits

The information required by this item is filed as part of this Form 10-
Q. See Index to Exhibits at page E-1 of this Form 10-Q.



                          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed. Amendment Numbers 3 through 5 to Scripps' Current Report on Form 8-K dated December 28, 1995 were filed on May 10, 1996, May 15, 1996, and July 18, 1996, respectively.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE E.W. SCRIPPS COMPANY



Dated:         August 14, 1996      BY:/s/ D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President,
                                    Finance & Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1996               1995              1995
                                                                              ( Unaudited )                      ( Unaudited )
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       15,594    $        30,021    $      25,073
     Short-term investments                                                                           25,013
     Accounts and notes receivable (less
         allowances -$3,736, $3,447, $4,193)                                      157,426            166,867          148,084
     Program rights and production costs                                           32,960             52,402           20,205
     Refundable income taxes                                                        7,119              7,828           18,115
     Inventories                                                                   11,126             11,459           14,210
     Deferred income taxes                                                         23,365             21,694           19,177
     Miscellaneous                                                                 20,748             18,961           21,144
     Total current assets                                                         268,338            334,245          266,008

Net assets of discontinued operations                                             354,234            305,838          307,585

Investments                                                                        51,273             53,186           40,885

Property, Plant, and Equipment                                                    437,635            425,959          426,915

Goodwill and Other Intangible Assets                                              596,454            495,773          505,741

Other Assets:
     Program rights and production costs (less current portion)                    38,983             26,829           31,298
     Miscellaneous                                                                 17,511             13,722            9,679
     Total other assets                                                            56,494             40,551           40,977

TOTAL ASSETS                                                               $    1,764,428    $     1,655,552    $   1,588,111

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1996               1995              1995
                                                                              ( Unaudited )                       ( Unaudited )

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $       32,040    $        78,698    $      47,046
    Accounts payable                                                               68,149             78,538           49,742
    Customer deposits and unearned revenue                                         31,931             21,307           19,363
    Accrued liabilities:
        Employee compensation and benefits                                         30,281             32,901           27,295
        Artist and author royalties                                                 9,555              6,843            9,805
        Interest                                                                    1,462              2,169            1,953
        Income taxes                                                                1,183                634            3,006
        Lawsuits and related settlements                                            5,745              8,803           11,188
        Miscellaneous                                                              20,318             36,226           27,085
    Total current liabilities                                                     200,664            266,119          196,483

Deferred Income Taxes                                                              63,987             82,229           73,631

Long-Term Debt (less current portion)                                             131,815              2,177           63,433

Other Long-Term Obligations and Minority Interests                                114,786            113,601          117,439

Commitments and Contingencies (Note 5)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 60,981,720; 60,085,408; and 59,996,430 shares                  610                601              600
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,470,382; 19,978,373; and 19,990,833 shares               195                200              200
    Total                                                                             805                801              800
    Additional paid-in capital                                                    266,833            254,063          251,785
    Retained earnings                                                             966,916            916,602          869,282
    Unrealized gains on securities available for sale                              22,285             20,720           15,952
    Unvested restricted stock awards                                              (4,332)            (1,573)          (2,028)
    Foreign currency translation adjustment                                           669                813            1,334
    Total stockholders' equity                                                  1,253,176          1,191,426        1,137,125

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,764,428    $     1,655,552    $   1,588,111

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )
                                                                       Three months ended                Six months ended
                                                                            June 30,                          June 30,
                                                                       1996           1995              1996             1995

Operating Revenues:
    Advertising                                                $    120,746 $        116,315        $  234,748       $  224,566
    Circulation                                                      32,102           31,165            65,666           62,485
    Other newspaper revenue                                          14,134           13,632            25,411           25,668
    Total newspapers                                                166,982          161,112           325,825          312,719
    Broadcast television                                             85,203           77,080           155,925          144,048
    Entertainment                                                    25,138           21,115            49,819           47,809
    Total operating revenues                                        277,323          259,307           531,569          504,576

Operating Expenses:
    Employee compensation and benefits                               89,333           84,112           176,216          167,865
    Newsprint and ink                                                33,162           29,381            67,330           56,252
    Program, production and copyright costs                          16,492           15,146            33,068           32,532
    Other operating expenses                                         66,961           62,689           128,586          123,648
    Depreciation                                                     11,742           11,370            24,179           22,387
    Amortization of intangible assets                                 5,210            5,059            10,291           10,105
    Total operating expenses                                        222,900          207,757           439,670          412,789

Operating Income                                                     54,423           51,550            91,899           91,787

Other Credits (Charges):
    Interest expense                                                (2,224)          (2,829)           (3,637)          (6,182)
    Miscellaneous, net                                                  705              394               323            1,176
    Net other credits (charges)                                     (1,519)          (2,435)           (3,314)          (5,006)

Income from Continuing Operations
    Before Taxes and Minority Interests                              52,904           49,115            88,585           86,781
Provision for Income Taxes                                           22,998           21,127            38,272           38,098

Income from Continuing Operations
    Before Minority Interests                                        29,906           27,988            50,313           48,683
Minority Interests                                                      798              868             1,485            1,803

Income From Continuing Operations                                    29,108           27,120            48,828           46,880
Income From Discontinued Operations                                  12,782            9,019            22,377           18,373


Net Income                                                       $   41,890       $   36,139        $   71,205       $   65,253





Per Share of Common Stock:
    Income from continuing operations                                  $.36             $.34              $.61             $.59

    Net income                                                         $.52             $.45              $.89             $.82

    Dividends declared                                                 $.13             $.13              $.26             $.24


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                        1996             1995

Cash Flows from Operating Activities:
Income from continuing operations                                                                   $   48,828       $   46,880
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                                                     34,470           32,492
      Deferred income taxes                                                                              2,343            1,183
      Minority interests in income of subsidiary companies                                               1,485            1,803
      Settlement of 1985 - 1987 federal income tax audits                                                              (45,000)
      Other changes in certain working capital accounts, net                                            11,642         (29,663)
      Miscellaneous, net                                                                              (13,987)           11,343
Net cash provided by continuing operating activities                                                    84,781           19,038

Discontinued cable operations:
      Income                                                                                            22,377           18,373
      Adjustment to derive cash flows from operating activities                                         21,259           41,019
      Net cash provided                                                                                 43,636           59,392

Net operating activities                                                                               128,417           78,430

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                           (36,774)         (30,816)
Purchase of subsidiary companies and investments                                                      (22,678)          (4,903)
Change in short-term investments, net                                                                   25,013
Sale of subsidiary companies and other investments                                                      11,400            2,729
Miscellaneous, net                                                                                       7,305            1,152
Net cash provided by (used in) investing activities of continuing operations                          (15,734)         (31,838)
Net cash provided by (used in) investing activities of discontinued cable operations                  (93,332)         (18,918)
Net investing activities                                                                             (109,066)         (50,756)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                             32,000
Payments on long-term debt                                                                            (49,020)             (26)
Dividends paid                                                                                        (20,891)         (19,175)
Dividends paid to minority interests                                                                     (838)            (832)
Miscellaneous, net                                                                                       5,596            2,698
Net cash provided by (used in) financing activities of continuing operations                          (33,153)         (17,335)
Net cash provided by (used in) financing activities of discontinued cable operations                     (625)          (1,875)
Net financing activities                                                                              (33,778)         (19,210)

Increase (Decrease) in Cash and Cash Equivalents                                                      (14,427)            8,464

Cash and Cash Equivalents:
Beginning of year                                                                                       30,021           16,609

End of period                                                                                       $   15,594       $   25,073


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    4,344       $    6,228
   Income taxes paid                                                                                    32,246           78,348

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                         Unrealized
                                                                                          Gains on       Unvested       Foreign
                                                           Additional                    Securities     Restricted     Currency
                                                Common      Paid-in        Retained      Available        Stock       Translation
                                                 Stock      Capital        Earnings       for Sale        Awards      Adjustment

Balances at December 31, 1994                 $    799   $   248,098    $   823,204    $    12,518    $   (2,036)   $         885

Net income                                                                   65,253
Dividends:  declared and
     paid - $.24 per share                                                 (19,175)
Conversion of 184,000 Voting common shares
     to 184,000 Class A common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    157,950 shares issued,
    and 16,762 shares repurchased                    1         3,194                                        (492)
Tax benefits of compensation plans                               493
Amortization of restricted stock awards                                                                       500
Foreign currency translation adjustment                                                                                       449
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $1,849                                                      3,434

Balances at June 30, 1995                     $    800   $   251,785    $   869,282    $    15,952    $   (2,028)   $       1,334

Balances at December 31, 1995                 $    801   $   254,063    $   916,602    $    20,720    $   (1,573)   $         813

Net income                                                                   71,205
Dividends:  declared and
     paid - $.26 per share                                                 (20,891)
Conversion of 507,991 Common Voting shares
    to 507,991 Class A Common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    390,950 shares issued,
    and 2,629 shares repurchased                     4        11,195                                      (5,598)
Tax benefits of compensation plans                             1,575
Amortization of restricted stock awards                                                                     2,839
Foreign currency translation adjustment                                                                                     (144)
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $843                                                        1,565

Balances at June 30, 1996                     $    805   $   266,833    $   966,916 $       22,285    $   (4,332)   $         669

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

Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. The weighted average common shares outstanding were as follows:

( in thousands )                                                      Three months ended                  Six months ended
                                                                          June 30,                           June 30,
                                                                     1996             1995              1996             1995
Weighted average shares outstanding                                  80,308           79,927            80,256           79,891




2.  ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

1996 - In May the Company purchased the Vero Beach, Florida, Press-
Journal.

1995 - There were no acquisitions in the six months ended June 30, 1995.

The following table presents additional information about the acquisitions:

          ( in thousands )                                                                        Six months
                                                                                                    ended
                                                                                                   June 30,
                                                                                                     1996

          Goodwill and other intangible assets acquired                                          $   110,967
          Other assets acquired                                                                       10,900

          Total                                                                                      121,867
          Liabilities assumed                                                                        (1,794)
          6.17% note issued to seller, due in 1997                                                 (100,000)
          Cash paid                                                                              $    20,073


The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets and liabilities based on the estimated fair values, which are subject to adjustment, as of the date of acquisition.

The acquired operation has been included in the Consolidated Statements of Income from the date of acquisition. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of Scripps and the Press-Journal assuming the acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant, and equipment, and the amortization of intangible assets resulting from the acquisition. The unaudited pro forma results of operations are not necessarily indicative of the results which actually would have occurred had the acquisition been completed at the beginning of the respective periods.

          ( in thousands )                                           Three months ended                   Six months ended
                                                                          June 30,                             June 30,
                                                                 1996                  1995          1996                    1995

          Operating revenues                                  $ 278,958            $  262,880     $ 537,524              $  512,229
          Income from continuing operations                      28,079                26,035        46,718                  45,070
          Net income                                             40,861                35,054        69,095                  63,443

          Per share of common stock:
               Income from continuing operations                 $.35                   $.33          $.58                    $.56
               Net income                                         .51                    .44           .86                     .79



B.  Divestitures

1996 - Scripps sold its equity interest in The Television Food
Network, a cable programming network. No material gain or loss was realized as proceeds approximated the net book value of the net assets sold.

1995 - Scripps sold its Watsonville, California, daily newspaper.
No material gain or loss was realized as proceeds approximated the net book value of the net assets sold.


3.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1996               1995              1995

6.17% note, due in 1997                                                    $      100,000
7.375% notes, due in 1998                                                          29,658    $        31,658    $      61,235
Variable Rate Credit Facilities                                                    32,000
9.0% notes, due in 1996                                                                               47,000           47,000
Other notes                                                                         2,197              2,217            2,244

Total long-term debt                                                              163,855             80,875          110,479
Current portion of long-term debt                                                  32,040             78,698           47,046

Long-term debt (less current portion)                                      $      131,815    $         2,177    $      63,433


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

The closing of the Transactions is expected to occur prior to the end of 1996, subject to regulatory approvals and certain other conditions. Controlling shareholders in Scripps and Comcast have agreed to vote in favor of the Merger, and as a result completion of the Transactions is assured so long as such conditions are satisfied and such regulatory approvals are received. While there can be no assurances regarding such approvals, management believes all such approvals will be obtained.

Because Scripps Cable represents an entire business segment that will be divested, its results are reported as "discontinued operations" for all periods presented.

Summarized operating results for the discontinued cable television operations are as follows:

( in thousands )                                                      Three months ended                 Six months ended
                                                                           June 30,                          June 30,
                                                                     1996             1995              1996             1995


Operating revenues                                               $   77,182       $   69,750        $  153,432       $  136,745

Income before income taxes                                           21,191           14,956            37,098           29,314
Income taxes                                                        (8,409)          (5,937)          (14,721)         (10,941)

Income from discontinued cable operations                        $   12,782       $    9,019        $   22,377       $   18,373



Summarized balance sheet data for the discontinued cable television operations are as follows:

( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1996               1995              1995

Property, plant, and equipment                                             $      314,363    $       294,557    $     289,694
Goodwill and other intangible assets                                              138,933             93,496           97,306
Other assets                                                                       28,204             26,014           26,112
Deferred income tax liabilities                                                  (97,435)           (76,210)         (76,642)
Other liabilities                                                                (29,831)           (32,019)         (28,885)
Net assets of discontinued cable television operations                     $      354,234    $       305,838    $     307,585

The major components of cash flow for discontinued operations are as follows:

( in thousands )                                                                                          Six months ended
                                                                                                               June 30,
                                                                                                        1996             1995

Income from discontinued operations                                                                 $   22,377       $   18,373
Depreciation and amortization                                                                           27,923           27,862
Other, net                                                                                             (6,664)           13,157

Net cash provided by discontinued cable operating activities                                        $   43,636       $   59,392

Capital expenditures                                                                                $ (31,378)       $ (18,808)
Acquisition of cable television systems (primarily equipment and intangible assets)                   (62,152)            (222)
Other, net                                                                                                 198              112

Net cash used in investing activities of discontinued cable operations                              $ (93,332)       $ (18,918)


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

In 1994 Scripps Cable accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of certain lawsuits against the Sacramento cable television system related primarily to employment issues and to the timing and amount of late-payment fees assessed to subscribers. In May 1996 Scripps Cable agreed to settle the late-payment fee lawsuits. There was no additional charge resulting from the settlement. Management believes the possibility of incurring a loss greater than the amount accrued for the employment issues lawsuits is remote. Pursuant to the terms of the Merger, New Scripps will indemnify Comcast against losses related to these lawsuits.

Amounts accrued, less payments for settlements and attorneys fees, are included in accrued lawsuits and related settlements in the Consolidated Balance Sheets.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of continuing operations were as follows:


( in thousands, except per share data )                          Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Newspapers                                      $   166,982      3.6 %   $  161,112           $ 325,825      4.3 %   $  312,425
     Broadcast television                                 85,203     10.5 %       77,080             155,925      8.2 %      144,048
     Entertainment                                        25,138     19.1 %       21,115              49,819      4.2 %       47,809

     Total                                               277,323      6.9 %      259,307             531,569      5.4 %      504,282
     Divested operating units                                                                                                    294

Total operating revenues                             $   277,323      6.9 %   $  259,307           $ 531,569      5.3 %   $  504,576

Operating income:
     Newspapers                                      $    35,234      1.4 %   $   34,755           $  61,505     (4.3)%   $   64,277
     Broadcast television                                 29,994     20.5 %       24,890              47,477     15.3 %       41,186
     Entertainment                                       (2,161)                 (2,882)             (3,811)                 (3,352)
     Corporate                                           (4,644)                 (4,266)             (8,854)                 (8,895)

     Total                                                58,423     11.3 %       52,497              96,317      3.3 %       93,216
     Unusual items                                       (4,000)                                     (4,000)
     Divested operating units                                                      (947)               (418)                 (1,429)

Total operating income                                    54,423      5.6 %       51,550              91,899      0.1 %       91,787
Interest expense                                         (2,224)                 (2,829)             (3,637)                 (6,182)
Miscellaneous, net                                           705                     394                 323                   1,176
Income taxes                                            (22,998)                (21,127)            (38,272)                (38,098)
Minority interest                                          (798)                   (868)             (1,485)                 (1,803)

Income from continuing operations                    $    29,108              $   27,120           $  48,828              $   46,880

Per share of common stock:
     Income from continuing operations                      $.36      5.9 %         $.34                $.61      3.4 %         $.59

     Unusual charge                                          .03                                         .03

     Adjusted income from continuing operations             $.39     14.7 %         $.34                $.64      8.5 %         $.59

( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Other Financial and Statistical Data - excluding divested operating units and unusual items:

Total advertising revenues                           $   210,194      7.5 %   $  195,495           $ 398,106      7.1 %   $  371,726

Advertising revenues as a
     percentage of total revenues                         75.8 %                  75.4 %              74.9 %                  73.7 %

EBITDA:
     Newspapers                                      $    44,200      1.1 %   $   43,718           $  79,979     (2.9)%   $   82,347
     Broadcast television                                 36,757     17.4 %       31,307              61,096     13.5 %       53,822
     Entertainment                                       (1,256)                 (2,144)             (1,981)                 (2,046)
     Corporate                                           (4,326)                 (3,955)             (8,307)                 (8,418)

     Total                                           $    75,375      9.4 %   $   68,926           $ 130,787      4.0 %   $  125,705

Effective income tax rate                                 43.5 %                  43.0 %              43.2 %                  43.9 %

Weighted average shares outstanding                       80,308      0.5 %       79,927              80,256      0.5 %       79,891

Total capital expenditures                           $    19,378      6.6 %   $   18,178           $  36,774     19.3 %   $   30,816


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

In the second quarter of 1996 Scripps incurred an unusual charge of approximately $4,000,000, $2,600,000 after-tax, $.03 per share, for Scripps' share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency.

Scripps acquired the Vero Beach daily newspaper on May 9, 1996, sold its equity interest in The Television Food Network ("TV Food") in the second quarter of 1996, and sold its Watsonville, California, daily newspaper in the first quarter of 1995.

Year-to-date operating losses for the Home & Garden Television network ("HGTV") totaled $6,900,000, $4,200,000 after-tax, $.05 per share in 1996 and $6,600,000, $4,100,000 after-tax, $.05 per share in 1995. Operating losses for the quarterly periods were $3,100,000, $1,900,000 after-tax, $.02 per share in 1996 and
$3,400,000, $2,100,000 after-tax, $.03 per share in 1995.

Interest expense decreased in the quarter and year-to-date periods as a result of reduced average borrowings. However, primarily because of the acquisition of the Vero Beach newspaper, total long-term debt increased $97,000,000 in the quarter to $164,000,000, which is $53,000,000 more than at the end of the second quarter in 1995.

Operating results, excluding TV Food and the Watsonville newspaper, are presented below and on the following pages. The results of the divested operating units are excluded from the segment operating results because management believes they are not relevant to understanding Scripps' ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Watsonville newspaper, were as follows:

( in thousands )                                                 Quarterly Period                             Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Local                                           $    49,617      1.9 %   $   48,683           $  98,202      2.8 %   $   95,498
     Classified                                           50,204      7.7 %       46,594              95,825      8.0 %       88,688
     National                                              4,751      7.4 %        4,425               8,997      8.2 %        8,314
     Preprint                                             16,174     (2.6)%       16,613              31,724     (0.4)%       31,838

     Newspaper advertising                               120,746      3.8 %      116,315             234,748      4.6 %      224,338
     Circulation                                          32,102      3.0 %       31,165              65,666      5.2 %       62,435
     Joint operating agency distributions                 11,704      1.7 %       11,508              20,615     (4.9)%       21,681
     Other                                                 2,430     14.4 %        2,124               4,796     20.8 %        3,971

Total operating revenues                                 166,982      3.6 %      161,112             325,825      4.3 %      312,425

Operating expenses:
     Employee compensation and benefits                   55,928      2.5 %       54,567             110,644      1.2 %      109,347
     Newsprint and ink                                    33,161     12.9 %       29,381              67,330     19.7 %       56,227
     Other                                                33,693      0.7 %       33,446              67,872      5.2 %       64,504
     Depreciation and amortization                         8,966      0.0 %        8,963              18,474      2.2 %       18,070

Total operating expenses                                 131,748      4.3 %      126,357             264,320      6.5 %      248,148

Operating income                                     $    35,234      1.4 %   $   34,755           $  61,505     (4.3)%   $   64,277

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    44,200      1.1 %   $   43,718           $  79,979     (2.9)%   $   82,347

Percent of operating revenues:
    Operating income                                      21.1 %                  21.6 %              18.9 %                  20.6 %
    EBITDA                                                26.5 %                  27.1 %              24.5 %                  26.4 %

Capital expenditures                                 $    12,674     85.9 %   $    6,816           $  17,905     78.9 %   $   10,010

Advertising inches:
     Local                                                 1,688      9.5 %        1,541               3,381      3.2 %        3,275
     Classified                                            1,765      6.7 %        1,654               3,295      2.7 %        3,207
     National                                                 96     20.0 %           80                 179      7.2 %          167

     Total full run ROP                                    3,549      8.4 %        3,275               6,855      3.1 %        6,649


Higher advertising rates were the primary cause of the increase in advertising revenues as volume decreased in many of Scripps' newspaper markets. The May 9, 1996 acquisition of The Vero Beach newspaper also had a slight positive effect on year-over-year advertising revenues.

The price of newsprint in the first half of 1996 was approximately
24% higher than in the first half of 1995. However, the rate of increase in the price of newsprint in the second quarter of 1996 was reduced to 13% as newsprint prices decreased in April 1996. Newsprint prices decreased again in July and August. As a result, the year-over-year third quarter newsprint expense will be approximately 8% less than, and the fourth quarter expense is expected to be approximately 15% less than, in 1995. For the first half of 1996 newsprint consumption decreased 4.4%.


BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:

( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Local                                           $    42,763      9.4 %   $   39,072           $  78,323      5.4 %   $   74,328
     National                                             36,479      7.5 %       33,937              65,856      6.9 %       61,605
     Political                                             1,718                     310               3,100                     371
     Other                                                 4,243     12.8 %        3,761               8,646     11.6 %        7,744

Total operating revenues                                  85,203     10.5 %       77,080             155,925      8.2 %      144,048

Operating expenses:
     Employee compensation and benefits                   24,446      9.7 %       22,293              48,173      9.5 %       44,003
     Program and copyright costs                          11,365     (3.5)%       11,774              22,568     (2.6)%       23,182
     Other                                                12,635      7.9 %       11,706              24,088      4.5 %       23,041
     Depreciation and amortization                         6,763      5.4 %        6,417              13,619      7.8 %       12,636

Total operating expenses                                  55,209      5.8 %       52,190             108,448      5.4 %      102,862

Operating income                                     $    29,994     20.5 %   $   24,890           $  47,477     15.3 %   $   41,186

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    36,757     17.4 %   $   31,307           $  61,096     13.5 %   $   53,822

Percent of operating revenues:
    Operating income                                      35.2 %                  32.3 %              30.4 %                  28.6 %
    EBITDA                                                43.1 %                  40.6 %              39.2 %                  37.4 %

Capital expenditures                                 $     6,077      1.2 %   $    6,007           $  17,582     70.3 %   $   10,325


The increase in employee costs is due primarily to Scripps' expanded schedules of local news programs. Construction of new facilities at the Phoenix and Tampa stations resulted in the increase in capital spending. Depreciation and amortization in the third quarter of 1996 is expected to be less than it was in the third quarter of 1995 and the second quarter of 1996 as certain intangible assets acquired in the 1991 purchase of the Baltimore station become fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment, excluding TV Food, were as follows:

( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Licensing                                       $    12,176      1.1 %   $   12,049           $  24,782    (10.1)%   $   27,558
     Newspaper feature distribution                        5,075     14.8 %        4,419               9,883     12.3 %        8,803
     Program production                                    1,734     (3.6)%        1,798               4,375    (34.5)%        6,678
     Subscriber fees                                       1,566                     443               2,698                     834
     Advertising                                           4,245                   2,100               7,433                   3,340
     Other                                                   342     11.8 %          306                 648      8.7 %          596

Total operating revenues                                  25,138     19.1 %       21,115              49,819      4.2 %       47,809

Operating expenses:
     Employee compensation and benefits                    5,666     16.0 %        4,885              11,232     19.3 %        9,416
     Artists' royalties                                    8,781      3.8 %        8,456              17,655     (5.8)%       18,741
     Programming and production costs                      5,095     51.1 %        3,372              10,442     11.7 %        9,350
     Other                                                 6,852      4.7 %        6,546              12,471      1.0 %       12,348
     Depreciation and amortization                           905     22.6 %          738               1,830     40.1 %        1,306

Total operating expenses                                  27,299     13.8 %       23,997              53,630      4.8 %       51,161

Operating income (loss)                              $   (2,161)              $  (2,882)           $ (3,811)              $  (3,352)

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $   (1,256)              $  (2,144)           $ (1,981)              $  (2,046)

Capital expenditures                                 $       504              $    4,920           $   1,040              $    9,113


Program production revenues are subject to substantial fluctuation due to changes in public tastes and demand for programming by broadcast and cable television networks. In addition, quarterly revenues are affected by the timing of completion and delivery of programming to the networks. Program production revenues decreased in the year-to-date period as fewer programs were completed and delivered by Scripps Howard Productions ("SHP") and Cinetel. Program production revenues for the full year of 1996 are expected to increase however, as SHP has commitments for four network prime-time programs to be delivered in 1996 compared to two in 1995.

Subscriber fees and advertising revenue increased due to the continued growth of HGTV.

Year-to-date operating losses for HGTV totaled $6,900,000 in 1996 and $6,600,000 in 1995. Operating losses for the quarterly periods were $3,100,000 in 1996 and $3,400,000 in 1995.

Programming and production costs increased due to higher programming costs at HGTV.

Author royalties decreased in the year-to-date period due to the decrease in licensing revenues.

United Media distributes news columns, comics, and features, and licenses copyrights for "Peanuts" and other character properties on a worldwide basis. Revenues derived from such international activities represent less than 5% of Scripps' total revenues. The Japanese market provides more than two-thirds of international revenues and approximately 45% of total licensing revenue. The impact of changes in the value of the U.S. dollar in foreign exchange markets does not have a significant effect on the recorded value of Scripps' foreign-currency-denominated assets, which are primarily related to uncollected licensing royalties and represent less than 1% of total assets. Scripps' foreign-currency-denominated liabilities are primarily related to payments due to creators of the properties. However, comparison of year-over-year licensing revenues can be significantly affected by changes in the exchange rate for the Japanese yen. Japanese licensing revenues in local currency increased 13% in 1996, however the change in the exchange rate caused such revenues to decrease 6% in dollar terms. The effect on licensing revenues of changes in the exchange rate for other foreign currencies is not significant.

From time-to-time Scripps uses foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. The purpose of the contracts is to reduce the risk of changes in the exchange rate on Scripps' anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The maturities of the contracts coincide with the quarterly payments of licensing royalties. Scripps does not hold foreign currency contracts for trading purposes and does not hold leveraged contracts.

Information about Scripps' foreign currency contracts, which require Scripps to sell yen at a specified rate, at June 30, 1996 was as follows:

     Maturity       Contract       Exchange       US Dollar
       Date     Amount (in yen)      Rate        Equivalent

     8/15/96     142,650,000         95.10        1,500,000
    11/15/96     143,835,000         95.89        1,500,000
     2/18/97     151,635,000        101.09        1,500,000
     5/15/97     150,345,000        100.23        1,500,000

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

Cash flow provided by continuing operating activities was $84,800,000 in 1996 compared to $19,000,000 in 1995. Cash flow provided by continuing operating activities in 1995 was reduced by a $45,000,000 payment to settle the audit of Scripps' 1985 through 1987 federal income tax returns.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $163,900,000 at June 30, 1996 and was 12% of total capitalization. Management believes Scripps' cash and cash equivalents and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and future expansion of existing businesses and the development or acquisition of new businesses. The ability of Scripps' continuing operations to produce significant cash flow and Scripps' significant borrowing capacity were primary factors in structuring the divestiture of its cable television assets so as to transfer the proceeds of the divestiture tax-free to shareholders.

                       THE E.W. SCRIPPS COMPANY


                           Index to Exhibits


Exhibit
  No.                            Item                             Page


     12       Ratio of Earnings to Fixed Charges                   E-2

     27       Financial Data Schedule                              E-3