Form 10-K
period 1996-12-31
SCRIPPS E W CO /DE
filed 1997-03-12
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996


                     Commission File Number  33-43989

                         THE E. W. SCRIPPS COMPANY
          (Exact name of registrant as specified in its charter)
             Ohio                                      31-1223339
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

      312 Walnut Street
       Cincinnati, Ohio                                  45201
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:  (513) 977-3000


     Title of each class                        Name of each exchange on
Securities registered pursuant to                  which registered
Section 12(b) of the Act:
     Class A Common Shares, $.01 par value       New York Stock Exchange

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

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $36.00 per share closing price for such stock on February 28, 1997, was approximately $1,023,000,000. As of February 28, 1997, nonaffiliates held approximately 1,678,000 Common Voting Shares. There is no active market for such stock.

As of February 28, 1997, there were 61,591,461 of the Registrant's Class A Common Shares, $.01 par value per share, outstanding and 19,333,711 of the Registrant's Common Voting Shares, $.01 par value per share, outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

      ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996


Item No.                                                          Page

                                  PART I

1.  Business
      Newspapers                                                     4
      Broadcast Television                                           7
      Entertainment                                                 10
      Employees                                                     11
2.  Properties                                                      11
3.  Legal Proceedings                                               12
4.  Submission of Matters to a Vote of Security Holders             12

                                  PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                             12
6.  Selected Financial Data                                         13
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operation                              13
8.  Financial Statements and Supplementary Data                     13
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                             13

                                 PART III

10. Directors and Executive Officers of the Registrant              14
11. Executive Compensation                                          15
12. Security Ownership of Certain Beneficial Owners and
    Management                                                      15
13. Certain Relationships and Related Transactions                  15

                                  PART IV

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K                                             15

                                  PART I

ITEM 1.  BUSINESS

The E. W. Scripps Company ("Company") is a diversified media company operating in three segments: newspapers, broadcast television and entertainment. A summary of segment information for the three years ended December 31, 1996, is set forth on page F-30 of this Form 10-K.

The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1,593,000,000 ($19.83 per share of the Company) and the net book value of Scripps Cable was $356,000,000, yielding an economic gain of $1,237,000,000 to the Company's shareholders. Despite the economic gain, current accounting rules require the Company to record the Cable Transaction at net book value, therefore no gain is reflected in the Company's financial statements.

Scripps Cable represented an entire business segment, therefore its results are reported as a "discontinued operation" for all periods presented (see
Note 14 to the Consolidated Financial Statements). Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."

                                Newspapers

General - The Company publishes daily newspapers in 16 markets. From its Washington bureau the Company operates the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. The Company acquired or divested the following newspaper operations in the five years ended December 31, 1996:
  1996 - Acquired the Vero Beach, Florida, daily newspaper.
  1995 - Divested the Watsonville, California, daily newspaper.
  1993 - Divested the Tulare, California, and San Juan, Puerto Rico,
         newspapers.
  1992 - Acquired three daily newspapers in California.  Divested The
         Pittsburgh Press.

Revenues - The Company's newspaper operating revenues for the five years ended December 31, 1996, were as follows:

( in thousands )
                                                                 1996          1995          1994          1993         1992

Newspaper advertising:
     Local ROP                                             $     207,423 $     197,235 $     190,147 $     177,028 $     168,286
     Classified ROP                                              192,702       179,694       161,835       141,994       122,081
     National ROP                                                 19,062        16,354        15,595        11,999        12,094
     Preprint                                                     67,193        68,645        63,103        57,304        50,720

Total newspaper advertising                                      486,380       461,928       430,680       388,325       353,181
Circulation                                                      130,092       125,304       116,117       112,393       102,679
Joint operating agency distributions                              43,279        43,863        44,151        38,647        40,018
Other                                                             11,110         9,009         8,274         8,815         8,971

Total                                                            670,861       640,104       599,222       548,180       504,849
Divested newspapers                                                                294         3,716        19,874       103,838

Total newspaper operating revenues                         $     670,861 $     640,398 $     602,938 $     568,054 $     608,687


The Company's newspaper operating revenues are derived primarily from advertising and circulation. Advertising rates and revenues vary among the Company's newspapers depending on circulation, type of advertising, local market conditions and competition. Advertising revenues are derived from run-of-paper ("ROP") advertisements included with news stories in the body of the newspaper and from preprinted advertisements that are generally produced by advertisers and inserted into the newspaper.

ROP is further broken down among "local," "classified" and "national" advertising. Local refers to advertising that is not in the classified advertising section and is purchased by in-market advertisers. Classified refers to advertising in the section of the newspaper that is grouped by type of advertising, e.g., automotive and help wanted. National refers to advertising purchased by businesses that operate beyond the local market and purchase advertising from many newspapers, primarily through advertising agencies. A given volume of ROP advertisements is generally more profitable to the Company than the same volume of preprinted advertisements.

Advertising revenues vary through the year, with the first and third quarters generally having lower revenues than the second and fourth quarters. Advertising rates and volume are highest on Sundays, primarily because circulation and readership is greatest on Sundays.

Full-run ROP advertising volume for the Company's newspapers was as follows (excluding divested newspapers):

( in thousands )
                                                                 1996          1995          1994          1993         1992

Newspaper advertising inches:
     Local                                                         7,139         6,853         6,941         6,618         7,016
     Classified                                                    6,765         6,443         6,576         6,080         5,438
     National                                                        406           345           319           283           310

Total full-run advertising inches                                 14,310        13,641        13,836        12,981        12,764

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's newspapers is as follows:

( in thousands ) (1)                              Morning
                                                    (M)
                   Newspaper                      Evening        1996          1995          1994          1993         1992
                                                    (E)
             Daily Paid Circulation
Albuquerque (NM) Tribune (2)                         E              27.2          30.0          32.4          34.7          35.5
Birmingham (AL) Post-Herald (2)                    E (3)            49.7          58.2          59.6          60.1          61.9
Bremerton (WA) Sun                                 M (4)            36.2          35.9          38.2          39.6          38.6
Cincinnati (OH) Post (2)                           E (6)            81.3          87.4          90.9          95.1          98.5
Denver (CO) Rocky Mountain News                    M (7)           316.9         331.0         344.9         342.9         356.9
El Paso (TX) Herald Post (2)                         E              20.9          23.5          23.7          25.2          27.6
Evansville (IN) Courier (2)                          M              60.5          61.8          62.8          64.3          63.9
Knoxville (TN) News-Sentinel                         M             122.7         124.9         127.9         123.9         126.0
Memphis (TN) Commercial Appeal                       M             182.6         190.2         198.0         196.2         191.8
Monterey County (CA) Herald                          M              34.7          34.7          35.3          34.3          36.7
Naples (FL) Daily News                               M              48.4          47.8          45.2          44.1          42.0
Redding (CA) Record-Searchlight                    M (4)            35.2          37.7          37.1          38.4          38.6
San Luis Obispo (CA)
     Telegram-Tribune                              M (4)            35.0          32.2          32.2          32.5          31.5
Stuart (FL) News                                     M              35.1          36.3          34.7          33.1          30.9
Ventura County (CA) Star                           M (4)            94.7          96.3         102.9          99.6          97.8
Vero Beach (FL) Press Journal                      M (5)            33.3          32.9          32.2          31.5          30.8

Total Daily Circulation                                          1,214.4       1,260.8       1,298.0       1,295.5       1,309.0

            Sunday Paid Circulation
Bremerton (WA) Sun                                                  39.8          39.6          40.5          40.7          39.5
Denver (CO) Rocky Mountain News                     (7)            406.5         436.1         447.2         453.3         430.1
Evansville (IN) Courier                                            109.6         114.0         116.4         118.6         118.1
Knoxville (TN) News-Sentinel                                       167.6         174.8         177.9         183.5         182.9
Memphis (TN) Commercial Appeal                                     259.4         269.4         279.9         279.5         282.3
Monterey County (CA) Herald                                         39.1          38.1          39.1          35.1          38.2
Naples (FL) Daily News                                              61.5          61.4          58.4          57.4          54.8
Redding (CA) Record-Searchlight                                     38.2          39.9          40.3          40.7          40.9
Stuart (FL) News                                                    44.1          44.4          43.1          40.6          37.5
Ventura County (CA) Star                                           102.8         104.0         108.8         106.2         105.4
Vero Beach (FL) Press Journal                                       35.7          35.3          34.5          33.8          33.0

Total Sunday Circulation                                         1,304.3       1,357.0       1,386.1       1,389.4       1,362.7

 (1) Based on Audit Bureau of Circulation
     Publisher's Statements ("Statements") for the six-month periods ending September 30, except figures for the Naples Daily News, the Stuart News and the Vero Beach Press Journal which are from the Statements for the twelve-month periods ending September 30.

(2) This newspaper is published under a JOA with another newspaper in its market. See "Joint
     Operating Agencies."

(3)  Moved to evening distribution in 1996.

(4)  Redding moved from evening to morning
     distribution in 1994.  Bremerton, San Luis
     Obispo, and the Thousand Oaks and Simi Valley editions of the Ventura County newspaper moved to morning distribution in 1995.

(5)  Acquired in 1996.

(6)  Includes circulation of The Kentucky Post.

(7) In 1996 the Company eliminated distribution outside the newspaper's primary market area
     ("PMA"). Circulation within the PMA increased 4.8 % daily and 2.8% Sunday in 1996.

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

                                                                     Year JOA       Year of JOA
          Newspaper               Publisher of Other Newspaper     Entered Into     Expiration
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

Competition - The Company's newspapers compete for advertising revenues primarily with other local media, including other local newspapers, television and radio stations, cable television, telephone directories and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Changes in technology and new media, such as electronic publications, may create additional competitors for classified advertising revenue. Most of the Company's newspapers publish electronic versions of the newspaper on the internet. Newspapers compete with all other information and entertainment media for consumers' discretionary time.

All of the Company's newspaper markets are highly competitive, particularly Denver, the largest market in which the Company publishes a newspaper.

Newspaper Production - The Company's daily newspapers are printed using offset or flexographic presses and use computer systems for writing, editing and composing and producing the advertising and news material printed in each edition.

Raw Materials and Labor Costs - The Company consumed approximately 190,000 metric tons of newsprint for the year ended December 31, 1996, unchanged from 1995. The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs.

The price of newsprint generally declined from 1988 through August 1992. Prices increased sharply from the first quarter of 1994 through the first quarter of 1996. Newsprint prices generally declined from April of 1996 through the end of the year. Newsprint suppliers announced a 15% price increase, to approximately $575 per metric ton, effective March 1, 1997. As of early March 1997, management does not know whether the announced increase will actually be billed, or, rather, resistance from buyers will cause the newsprint suppliers to reduce or delay the increase. If the announced increase were to hold, and there were no further price changes through the end of 1997, the year-over-year cost of newsprint in 1997 would decrease approximately 4% (decrease 20% and 10% in the first and second quarters, increase 3% and 20% in the third and fourth quarters).

Labor costs accounted for approximately 43% of the Company's newspaper operating expenses in 1996 and in 1995. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

                           Broadcast Television

General - The Company's broadcast television segment consists of nine network-affiliated television stations. The Company acquired or divested the following broadcast operations in the five years ended December 31, 1996:
  1993 - Divested radio stations and Memphis television station.

Revenues - The Company's broadcasting operating revenues for the five years ended December 31, 1996, were as follows:

( in thousands )
                                                                 1996          1995          1994          1993         1992

Local advertising                                          $     159,412 $     150,489 $     142,491 $     130,603 $     120,148
National advertising                                             127,172       125,476       122,668       114,558       109,204
Political advertising                                             19,505         3,207        14,291         1,344         8,836
Other                                                             17,378        16,056         8,734         8,439         9,037

Total                                                            323,467       295,228       288,184       254,944       247,225
Divested television and radio stations                                                                      29,350        30,062

Total broadcasting operating revenues                      $     323,467 $     295,228 $     288,184 $     284,294 $     277,287

The Company's television operating revenues are derived primarily from the sale of time to businesses for commercial messages that appear during entertainment and news programming. Local and national advertising refer to time purchased by local, regional and national businesses; political refers to campaigns for elective office and campaigns for political issues.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters. The increasing political advertising in even-numbered years when congressional and presidential elections occur make it increasingly difficult to achieve year-over-year increases in operating results in odd-numbered years.

Other revenues primarily consist of network compensation (see "Network Affiliation and Programming"). The new and extended network affiliation agreements signed in 1994 and 1995 with ABC require increased network compensation payments.

Information concerning the Company's stations and the markets in which they operate is as follows:

                                                                        Current
                                                 Expiration           Affiliation Stations
                                       Network     of FCC    Rank of   Agreement     in
         Station and Market          Affiliation   License  Market(1)   Expires    Market(3)  1996   1995    1994   1993    1992
   WXYZ, Detroit, Ch. 7                  ABC        1997        9         2004        6
        Average Audience Share (2)                                                              21     21      21     21      22
        Station Rank in Market (3)                                                               1      1       1      1       1
   WEWS, Cleveland, Ch. 5                ABC        1997        13        2004       10
        Average Audience Share (2)                                                              19     19      20     20      21
        Station Rank in Market (3)                                                               1      1       1      1       1
   WFTS, Tampa, Ch. 28                 ABC (5)      1997        15        2004       10
        Average Audience Share (2)                                                               9     11       8      8       7
        Station Rank in Market (3)                                                               4      4       4      4       4
   KNXV, Phoenix, Ch. 15               ABC (5)      1998        17        2004       11
        Average Audience Share (2)                                                              10     11      10      9      10
        Station Rank in Market (3)                                                               4      3       4      4       4
   WMAR, Baltimore, Ch. 2              ABC (5)      2001        23        2005        6
        Average Audience Share (2)                                                              12     14      17     19      17
        Station Rank in Market (3)                                                               3      3       3      2       2
   WCPO, Cincinnati, Ch. 9             ABC (4)      1997        30        2006        6
        Average Audience Share (2)                                                              18     17      19     21      22
        Station Rank in Market (3)                                                               1      1       1      1       1
   KSHB, Kansas City, Ch. 41           NBC (5)      1998        32        2004        8
        Average Audience Share (2)                                                              10     11      11     10      11
        Station Rank in Market (3)                                                               4      4       4      4       4
   WPTV, W. Palm Beach, Ch. 5            NBC        1997        44        2004        7
        Average Audience Share (2)                                                              20     21      20     24      23
        Station Rank in Market (3)                                                               1      1       1      1       1
   KJRH, Tulsa, Ch. 2                    NBC        1998        58        2004        8
        Average Audience Share (2)                                                              14     16      16     15      16
        Station Rank in Market (3)                                                               3      3       4      3       3

All market and audience data is based on November A.C. Nielsen
Company survey.

(1)  Rank of Market represents the
     relative size of the television
     market in the United States.
(2)  Represents the number of television
     households tuned to a specific station
     6 a.m. to 2 a.m., Sunday - Saturday,
     as a percentage of total viewing households in Area of Dominant Influence.
(3) Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations. Station Rank in Market is based on Average Audience Share as described in (2).
(4)  Affiliation changed to ABC in June 1996.
(5)  Prior to January 1995 WFTS and KNXV were
     FOX affiliates and WMAR was a NBC affiliate;
     prior to September 1994 KSHB was a FOX affiliate.

Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television, newspapers and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media. Continuing technological advances will improve the capability of alternative service providers such as traditional cable, "wireless" cable and direct broadcast satellite television to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers, and from local telephone companies which are pursuing efforts to enter this market, is expected to increase. The Company intends to undertake upgrades in its services as may be permitted by the Federal Communications Commission ("FCC") to maintain its competitive posture. Such facility upgrades may require large capital investments. Technological advances in interactive media services will increase these competitive pressures.

Network Affiliation and Programming - The Company's television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies and public service programs. News is the focus of the Company's locally produced programming. Advertising during local news programs accounts for more than 30% of a station's revenues.

Federal Regulation of Broadcasting - Television broadcasting is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended ("Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcasting licenses, approve the transfer of control of any corporation holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The Telecommunications Act of 1996 (the "1996 Act") significantly relaxed the regulatory environment applicable to broadcasters.

Under the new legislation, television broadcast licenses may be granted for a term of eight years, rather than five, and they remain renewable upon request. While there can be no assurance regarding the renewal of the Company's television broadcast licenses, the Company has never had a license revoked, has never been denied a renewal and all previous renewals have been for the maximum term. In January 1996 the FCC's staff granted the application for renewal of the license for the Company's Phoenix station that had been filed in 1993. The staff denied a petition to deny that license filed by the League of United Latin American Citizens ("LULAC").

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if (i) the applicant already owns, operates, or controls a television station serving substantially the same area, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in, more than twelve television stations or in television stations whose total national audience reach exceeds 25% of all television households.
The 1996 Act eliminated the twelve-station national cap and raised the national household-percentage reach cap to 35%. The legislation also directed the FCC to promptly reconsider its local multiple ownership limits for television. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale.

Under the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), each television broadcast station gained "must-carry" rights on any cable system defined as "local" with respect to that station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. The Company's stations have generally elected to negotiate retransmission consent agreements with cable companies. A challenge to the validity of the must-carry rules is pending before the United States Supreme Court.

Management believes the Company is in substantial compliance with all applicable regulatory requirements.

                               Entertainment

General - The Company's entertainment segment includes United Media, Home & Garden Television ("HGTV"; a 24-hour cable television network), Scripps Howard Productions ("SHP"), Cinetel Productions ("Cinetel") and the Company's equity interests in The Television Food Network and SportSouth, both cable television networks. The Company's equity interest in The Television Food Network was sold in May 1996.

HGTV began telecasting December 30, 1994. Cinetel was acquired on March 31, 1994. SHP began operations in 1993 and sold its first programs in 1995.

Revenues - The Company's entertainment revenues for the five years ended December 31, 1996, were as follows:

( in thousands )
                                                                 1996          1995          1994          1993         1992

Licensing                                                  $      53,672 $      49,366 $      49,236 $      55,083 $      57,136
Newspaper feature distribution                                    20,695        18,915        17,998        18,814        19,013
Advertising                                                       15,716         8,734
Subscriber fees                                                    6,943         3,021
Program production                                                29,080        13,618         5,682        10,757        11,060
Other                                                              1,424         1,098           557            87

Total entertainment operating revenues                     $     127,530 $      94,752 $      73,473 $      84,741 $      87,209


The Company, under the trade name United Media, is a leading distributor of news columns, comics and other features for the newspaper industry. Included among these features is "Peanuts", one of the most successful strips in the history of comic art. United Media sold its worldwide "Garfield" and "U.S. Acres" copyrights in 1994. Program production revenues prior to 1994 were primarily related to "Garfield" television programming.

United Media owns and licenses worldwide copyrights relating to "Peanuts" and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television, video cassettes and other media. "Peanuts" provides more than 80% of the Company's licensing revenues. Approximately 70% of "Peanuts" licensing revenues are earned in international markets, with the Japanese market providing two-thirds of international revenue. Licensing revenues in 1996 benefited primarily from the growing popularity of "Dilbert" in the U.S.

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee's sales. The Company generally receives a fixed fee for the use of its copyrights for promotional and advertising purposes. The Company generally pays a percentage of gross syndication and licensing royalties to the creators of these properties.

HGTV features 24 hours of daily programming focusing on home repair and remodeling, gardening, decorating and other activities associated with the home. HGTV revenues are derived from the sale of advertising time and from subscriber fees received from cable television and other distribution systems that carry the network. Such fees are generally based on the number of subscribers who receive HGTV.

HGTV programming is transmitted via satellite to cable television systems. The HGTV audience also includes satellite dish owners.

SHP and Cinetel create, develop and produce television programming product for domestic and international markets. Programs are developed and produced internally and in collaboration with a number of independent writers, producers and creative teams under production arrangements. Generally, SHP and Cinetel license the initial telecast rights for programs prior to commencing production. Initial license fees commonly approximate the production costs of a program. Additional license fees may be pursued from foreign, syndicated television, cable television and home video markets. The ultimate profitability of the Company's programs is dependent upon public taste, which is unpredictable and subject to change.

Competition - The Company's newspaper feature distribution operations compete for a limited amount of newspaper space with other distributors of news columns, comics and other features. Competition is primarily based on price and popularity of the features. Popularity of licensed characters is a primary factor in obtaining and renewing merchandise and promotional licenses.

A number of other media companies operate cable television networks. HGTV competes with these networks for carriage on cable television systems and for advertiser support. Popularity of the programming with cable television subscribers is a primary factor in obtaining and retaining carriage by cable television operators and attracting advertising revenues. Because of limited channel capacity, cable television system operators have been able to demand incentive payments or equity interests in cable television programming networks in exchange for carriage. In 1996 the Company agreed to pay incentives of approximately $50,000,000 to certain cable television system operators in exchange for long-term contracts to carry HGTV. The amount of the incentives approximates the subscriber revenues HGTV expects to receive over the terms of the contracts. However, advertising revenue is expected to increase as HGTV's viewership increases.

At December 31, 1996, HGTV was telecast to 22 million homes, up 10 million from December 31, 1995. Based on contractual commitments as of early March 1997, HGTV will be telecast to at least 29 million homes by December 31, 1997. Additional incentive payments may be required to obtain carriage on additional cable television systems.

Management believes the popularity of HGTV, which consistently ranks among the favorite channels of cable television subscribers, will enable the Company to expand carriage of HGTV and to attract additional advertising revenue.

The Company's program production operations compete with all forms of entertainment. In addition to competing for market share with other entertainment companies, the Company also competes to obtain creative talents and story properties. A significant number of other companies produce and/or distribute programs. Competition is primarily based on price, quality of the programming and public taste.


                                 Employees

As of December 31, 1996, the Company had approximately 6,800 full-time employees, of whom approximately 4,900 were engaged in newspapers, 1,500 in broadcasting and 300 in entertainment. Various labor unions represent approximately 2,400 employees, primarily in newspapers. The present operations of the Company have not experienced any work stoppages since March 1985. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2.  PROPERTIES

The properties used in the Company's newspaper operations generally include business and editorial offices and printing plants.

The Company's television operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. Increased capital expenditures in 1994 and 1995 are associated with more local news programming, primarily, in Kansas City, Phoenix and Tampa. Ongoing advances in the technology for delivering video signals to the home, such as "high definition television," may, in the future, require a high level of capital expenditures in order to maintain competitive position.

The Company's entertainment operations require offices and studios and other real and personal property to produce programs. HGTV transmits programming via leased satellite. HGTV and Cinetel operate from an 80,000 square-foot production facility in Knoxville.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held November 5, 1996, to vote on the Cable Transaction. Results of that vote were as follows:

                          In Favor      Against      Abstain    Not Voting
  Class A Common Shares   54,753,317    112,310      206,577     5,928,192
  Common Voting Shares    19,310,873          0            0       159,509



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol "SSP." There are approximately 4,900 owners of the Company's Class A Common Shares, based on security position listings, and 27 owners of Company's Common Voting Shares (which does not have a public market). The Company has declared cash dividends in every year since its incorporation in 1922. Future dividends are, however, subject to the Company's earnings, financial condition and capital requirements.

The range of market prices of the Company's Class A Common Shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends, are as follows:

                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            1996
Market price of common stock:
   High                                                            $43.500       $47.000      $47.500      $52.375
   Low                                                              38.125        40.625       40.750       32.750

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52

                            1995
Market price of common stock:
   High                                                            $32.750       $32.375      $34.625      $40.625
   Low                                                              26.750        28.000       30.625       33.500

Cash dividends per share of common stock                             $ .11         $ .13        $ .13        $ .13         $ .50

On November 13, 1996, the Company completed the Cable Transaction. For each share of the Company, shareholders received 1.15826 shares of Class A Special Common Stock of Comcast Corporation with a value of $19.83, based on Comcast's November 13, 1996, closing price of $17.125 on NASDAQ.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operation required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            Executive Officers

Executive officers serve at the pleasure of the Board of Directors. Certain information about such officers appears in the table below.

   Name                 Age               Position

Lawrence A. Leser       61   Chairman of the Board of Directors (since
                             August 1994);  Director (since 1977); Chief
                             Executive Officer (1985 to 1996); President
                             (1985 to August 1994)

William R. Burleigh     61   Chief Executive Officer (since May 1996);
                             President (since August 1994); Director (since
                             1990); Chief Operating Officer (1994 to 1996);
                             Executive Vice President (1990 to 1994); Senior
                             Vice President/Newspapers and Publishing (1985
                             to 1990)

Daniel J. Castellini    57   Senior Vice President/Finance and
                             Administration (since 1986)

Paul F. (Frank) Gardner 54   Senior Vice President/Television (since April
                             1993); Senior Vice President, News Programming,
                             Fox Broadcasting Company (1991 to 1993); Vice
                             President of Scripps Howard Broadcasting Company and General Manager, WCPO Television, Cincinnati
                             (1988 to 1991)

Alan M. Horton          53   Senior Vice President/Newspapers (since May
                             1994); Vice President/Operations, Newspapers
                             (1991 to 1994); Editor, Naples Daily News
                             (1987 to 1992)

Craig C. Standen        54   Senior Vice President/Corporate Development
                             (since August 1994); Vice President/Marketing-
                             Advertising, Newspapers (1990 to 1994)

J. Robert Routt         42   Vice President and Controller (since 1985)

E. John Wolfzorn        51   Treasurer (since 1979)

M. Denise Kuprionis     40   Corporate Secretary (since 1987)

Gregory L. Ebel         41   Vice President/Human Resources (since 1994);
                             Senior Vice President, PNC Bank Ohio (1990 to
                             1994)

Richard A. Boehne       40   Vice President/Corporate Communications and
                             Investor Relations (since 1995); Director of
                             Corporate Communications and Investor Relations
                             (1989 to 1994)

Jeffrey J. Hively       43   Vice President/Newspaper Operations (since
                             May 1994); Director of Circulation (1992 to 1994);
                             Director of Corporate Development (1989 to 1992)

Daniel K. Thomasson     63   Vice President/News - Newspapers (since 1986)

James M. Hart           55   Vice President/Television (since May 1995);
                             President, Multimedia, Inc.'s broadcasting division (1994 to 1995); Vice President and
                             General Manager WBIR, a Multimedia television station (1981 to 1994)

John H. Allen, Jr.      42   Vice President/Information Systems (since
                             1990)

Neal F. Fondren         38   Vice President/New Media (since November
                             1996); Director Administration and Business
                             Development, Cable Division (1994 to 1996);
                             General Manager Northwest Georgia cable systems
                             (1990 to 1994)

                                 Directors

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the material captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the material captioned "Certain Transactions" in the Proxy Statement.



                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              Financial Statements and Supplemental Schedules

(a) The consolidated financial statements of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial
    Statement Information at page F-1.

    The report of Deloitte & Touche LLP, Independent Auditors, dated January 22, 1997, is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b) The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial
    Statement Schedules at page S-1.


                                 Exhibits

The information required by this item appears at page E-1 of this Form 10-K.


                            Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of 1996. On November 1, 1996, financial statements for Scripps Cable for the quarter and nine months ended September 30, 1996, were filed as Amendment Number 7 to The E. W. Scripps Company's Current Report on Form 8-K dated December 28, 1995, and on November 18, 1996, completion of the Cable Transaction was reported in Amendment Number 8 to The E. W. Scripps Company's Current Report on Form 8-K dated December 28, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1997.

                                             THE E. W. SCRIPPS COMPANY

                                             By/s/ William R. Burleigh
                                                   William R. Burleigh
                                                   President and Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 12, 1997.

      Signature                                     Title

/s/ Lawrence A. Leser                        Chairman of the Board
    Lawrence A. Leser


/s/ William R. Burleigh                      President, Chief Executive
    William R. Burleigh                      Officer and Director
                                             (Principal Executive Officer)


/s/ Daniel J. Castellini                     Senior Vice President/Finance
    Daniel J. Castellini                     and Administration
                                             (Principal Financial and
                                             Accounting Officer)


/s/ Charles E. Scripps                       Chairman of the Executive
    Charles E. Scripps                       Committee of the Board of
                                             Directors


/s/ John H. Burlingame                       Director
    John H. Burlingame


/s/ Daniel J. Meyer                          Director
    Daniel J. Meyer


/s/ Nicholas B. Paumgarten                   Director
    Nicholas B. Paumgarten


/s/ Paul K. Scripps                          Director
    Paul K. Scripps


/s/ Robert P. Scripps                        Director
    Robert P. Scripps


/s/ Ronald W. Tysoe                          Director
    Ronald W. Tysoe

                         THE E. W. SCRIPPS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION




Item No.                                                         Page

1.  Selected Financial Data                                       F-2
2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operation
       Consolidated Results of Continuing Operations              F-4
       Newspapers                                                 F-7
       Broadcast Television                                       F-8
       Entertainment                                              F-9
       Liquidity and Capital Resources                           F-10
3. Independent Auditors' Report                                  F-11
4. Consolidated Balance Sheets                                   F-12
5. Consolidated Statements of Income                             F-14
6. Consolidated Statements of Cash Flows                         F-15
7  Consolidated Statements of Stockholders' Equity               F-16
8. Notes to Consolidated Financial Statements                    F-17

SELECTED FINANCIAL DATA
( in millions, except share data )
                                                                        1996 (1)   1995 (1)    1994  (1)   1993 (1)     1992 (1)
Summary of Operations
     Operating Revenues:
          Newspapers                                                  $    670.9 $     640.1 $     599.2 $     548.2 $     504.8
          Broadcast television                                             323.5       295.2       288.2       254.9       247.2
          Entertainment                                                    127.5        94.8        73.5        84.7        87.2
          Total                                                          1,121.9     1,030.1       960.9       887.9       839.3
          Divested operating units (2)                                                   0.3         3.7        57.4       178.1
               Total operating revenues                               $  1,121.9 $   1,030.4 $     964.6 $     945.2 $   1,017.4
     Operating Income (Loss):
          Newspapers                                                  $    138.2 $     125.6 $     119.8 $      76.7 $      88.7
          Broadcast television                                             100.4        86.9        94.5        69.1        61.6
          Entertainment                                                    (9.9)      (11.8)       (4.7)         4.1         7.7
          Corporate                                                       (18.5)      (16.8)      (15.5)      (13.6)      (15.0)
          Total                                                            210.3       183.9       194.1       136.3       143.1
          Divested operating units (2)                                     (0.4)       (2.8)       (2.6)         6.6      (14.6)
          Unusual items (3)                                                (4.0)                   (7.9)       (0.9)
               Total operating income                                      205.9       181.2       183.6       142.0       128.5
     Interest expense                                                      (9.6)      (11.2)      (16.3)      (26.4)      (33.8)
     Net gains on divested operating units (1)                                                                  91.9        78.0
     Gain on sale of Garfield copyrights (4)                                                        31.6
     Other unusual credits (charges) (5)                                    21.5                  (16.9)         2.5       (3.5)
     Miscellaneous, net                                                      1.8         1.5       (0.9)       (2.4)       (3.6)
     Income taxes (6)                                                     (86.0)      (74.5)      (80.4)      (86.4)      (65.1)
     Minority interests                                                    (3.4)       (3.3)       (7.8)      (16.2)       (9.1)
     Income from continuing operations                                $    130.1 $      93.6 $      92.8 $     104.9 $      91.4

Share Data
     Income from continuing operations                                     $1.62       $1.17       $1.22       $1.41       $1.22
     Adjusted income from continuing operations
          (excluding unusual items and net gains)                          $1.41       $1.17       $1.25      $  .72      $  .80

     Dividends                                                             $ .52       $ .50       $ .44       $ .44       $ .40

Other Financial Data
     EBITDA(8) - excluding divested operating units(2) and unusual items (3):
          Newspapers                                                  $    176.9 $     162.1 $     154.9 $     114.1 $     122.8
          Broadcast television                                             126.2       113.0       115.8        89.5        81.6
          Entertainment                                                    (6.1)       (8.6)       (3.0)         5.1         8.5
          Corporate                                                       (17.4)      (15.9)      (14.8)      (13.0)      (13.4)
          Total                                                            279.6       250.5       253.0       195.6       199.6
     Depreciation and amortization of intangible assets                     69.4        66.6        58.9        60.8        64.3
     Net cash provided by continuing operations                            176.2       113.8       170.2       142.0       127.0
     Investing activity:
          Capital expenditures                                            (53.3)      (57.3)      (54.0)      (36.8)      (86.9)
          Other (investing)/divesting activity, net                          7.3      (30.9)        18.9       105.4        21.9
     Total assets                                                        1,463.6     1,349.7     1,286.7     1,255.1     1,286.6
     Long-term debt (including current portion) (7)                        121.8        80.9       110.4       247.9       441.9
     Stockholders' equity (7)                                              944.6     1,191.4     1,083.5       859.6       733.1
     Long-term debt % of total capitalization (7)                            11%          6%          9%         22%         38%

Note:  Certain amounts may not foot as each is rounded independently.

                     Notes to Selected Financial Data

The income statement and cash flow data for the five years ended December 31, 1996 and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere herein. The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to the Company's shareholders. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

 (1) In the periods presented the Company acquired and divested the following:
     Acquisitions
     1996 -   Vero Beach Press Journal.
     1994 -   The remaining 13.9% minority interest in Scripps Howard
              Broadcasting Company ("SHB") in exchange for 4,952,659 Class A
              Common Shares. Cinetel Productions (an independent producer of programs for cable television).
     1993 -   Remaining 2.7% minority interest in the Knoxville News-
              Sentinel and 5.7% of the outstanding shares of SHB.
     1992 -   Three daily newspapers in California (including The Monterey
              County Herald in connection with the sale of The Pittsburgh
              Press).
     Divestitures
     1996 -   Equity interest in The Television Food Network.  No material gain or loss was realized as proceeds approximated the book value of the net assets sold.
     1995 -   Watsonville, California, daily newspaper.  No material gain or loss was realized as proceeds approximated the book value of net assets sold.
     1993 -   Book publishing; newspapers in Tulare, California, and San
              Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations $46.8 million, $.63 per share.
     1992 -   The Pittsburgh Press; TV Data; certain other investments.  The divestitures resulted in net pre-tax gains of $78.0 million, increasing income from continuing operations $45.6 million, $.61 per share.

(2) Noncable television operating units sold prior to December 31, 1996.

(3) Total operating income included the following:
    1996 - A $4.0 million charge for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency. The charge reduced income from continuing operations $2.6 million, $.03 per share.
    1994 - A $7.9 million loss on program rights expected to be sold as a result of changes in television network affiliations. The loss reduced income from continuing operations $4.9 million, $.07 per share.
    1993 - A change in estimate of disputed music license fees increased operating income $4.3 million; a gain on the sale of certain publishing equipment increased operating income $1.1 million; a charge for workforce reductions at 1) the Company's Denver newspaper and 2) the newspaper feature distribution and the licensing operations of United Media decreased operating income $6.3 million. The planned workforce reductions were fully implemented in 1994. These items totaled $0.9 million and reduced income from continuing operations $0.6 million, $.01 per share.
    1992 - Operating losses of $32.7 million during the Pittsburgh Press strike (reported in divested operating units) reduced income from continuing operations $20.2 million, $.27 per share.

(4) In 1994 the Company sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31.6 million, $17.4 million after-tax, $.23 per share.

(5) Other unusual credits (charges) included the following:
    1996 - A $40.0 million gain on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner; $3.0 million write-off of an investment in Patient Education Media, Inc.; and $15.5 million contribution to a charitable foundation. These items totaled $21.5 million and increased income from continuing operations by $19.1 million, $.23 per share.
    1994 - An estimated $2.8 million loss on real estate expected to be sold as a result of changes in television network affiliations;
            $8.0 million contribution to a charitable foundation; and $6.1 million accrual for lawsuits associated with a divested operating unit. These items totaled $16.9 million and reduced income from continuing operations $9.8 million, $.13 per share.
    1993 - A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper. Income from continuing operations was increased $1.6 million, $.02 per share.
    1992 -  Write-downs of real estate and investments totaling $3.5 million. Income from continuing operations was reduced $2.3 million, $.03 per share.

(6) The provision for income taxes is affected by the following unusual items:
    1994 - A change in estimated tax liability for prior years increased the tax provision, reducing income from continuing operations $5.3 million, $.07 per share.
    1993 - A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations $5.4 million, $.07 per share; the effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations $2.3 million, $.03 per share.
    1992 - A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations $8.4 million, $.11 per share.

(7) Includes effect of discontinued cable television operations prior to completion of the Cable Transaction.

(8) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (see page F-5).

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION

The E. W. Scripps Company ("Company") publishes daily newspapers in 16 markets, operates television stations in nine markets, and its entertainment division consists of Home & Garden Television ("HGTV"; a 24-hour cable television network), comic character licensing and television program production.

The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1,593,000,000 ($19.83 per share of the Company) and the net book value of Scripps Cable was $356,000,000, yielding an economic gain of $1,237,000,000 to the Company's shareholders. The operating results of Scripps Cable are excluded from management's discussion and analysis of financial condition and results of operation as management believes it is not relevant to an understanding of the Company's continuing operations.

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )
                                                                                For the years ended December 31,
                                                                      1996      Change         1995      Change        1994

Operating revenues:
     Newspapers                                                  $    670,861       4.8 % $    640,104      6.8 % $     599,222
     Broadcast television                                             323,467       9.6 %      295,228      2.4 %       288,184
     Entertainment                                                    127,530      34.6 %       94,752     29.0 %        73,473
     Total                                                          1,121,858       8.9 %    1,030,084      7.2 %       960,879
     Divested operating units                                                                      294                    3,716
Total operating revenues                                         $  1,121,858       8.9 % $  1,030,378      6.8 % $     964,595

Operating income:
     Newspapers                                                  $    138,192      10.0 % $    125,614      4.9 % $     119,759
     Broadcast television                                             100,437      15.5 %       86,927     (8.1)%        94,540
     Entertainment                                                    (9,889)                 (11,846)                  (4,732)
     Corporate                                                       (18,471)     (10.1)%     (16,772)     (8.4)%      (15,471)
     Total                                                            210,269      14.3 %      183,923     (5.2)%       194,096
     Divested operating units                                           (418)                  (2,767)                  (2,571)
     Unusual items                                                    (4,000)                                           (7,915)
Total operating income                                                205,851      13.6 %      181,156     (1.3)%       183,610
Interest expense                                                      (9,629)                 (11,223)                 (16,274)
Net gains and unusual items                                            21,531                                            14,651
Miscellaneous, net                                                      1,834                    1,535                    (917)
Income taxes                                                         (86,011)                 (74,532)                 (80,441)
Minority interest                                                     (3,436)                  (3,347)                  (7,833)

Income from continuing operations                                $    130,140      39.1 % $     93,589      0.9 % $      92,796

Per share of common stock:
     Income from continuing operations                                 $ 1.62      38.5 %       $ 1.17     (4.1)%        $ 1.22
     Adjusted income from continuing operations
         (excluding unusual items and net gains)                       $ 1.41      20.5 %       $ 1.17     (6.4)%        $ 1.25

( in thousands )
                                                                                For the years ended December 31,
                                                                      1996      Change         1995      Change        1994

Other Financial and Statistical Data - excluding divested operating units and unusual items

Total advertising revenues                                       $    822,758       7.8 % $    763,477      6.4 % $     717,456

Advertising revenues as a percentage of total revenues                 73.3 %                   74.1 %                   74.7 %

EBITDA:
     Newspapers                                                  $    176,851       9.1 % $    162,084      4.6 % $     154,917
     Broadcast television                                             126,225      11.7 %      112,956     (2.5)%       115,829
     Entertainment                                                    (6,058)                  (8,642)                  (2,993)
     Corporate                                                       (17,372)      (9.3)%     (15,888)     (7.2)%      (14,820)
     Total                                                       $    279,646      11.6 % $    250,510     (1.0)% $     252,933

Effective income tax rate                                              39.2 %                   43.5 %                   44.4 %

Weighted-average shares outstanding                                    80,401       0.6 %       79,956      4.9 %        76,246

Total capital expenditures                                       $     53,300      (7.0)% $     57,300      6.2 % $      53,951


Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is included in the discussion of segment results because:

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

   Financial analysts use EBITDA, combined with capital spending requirements, to value communications media companies.

   Acquisitions of communications media businesses are based on multiples of EBITDA.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities as EBITDA excludes significant costs of doing business.

EBITDA for HGTV was ($17,600,000) in 1996, ($16,100,000) in 1995 and
($7,700,000) in 1994.  Operating losses totaled $19,200,000, $11,900,000 after-tax, $.15 per share in 1996; $17,200,000, $10,600,000 after-tax, $.13 per share in 1995; and $7,700,000, $4,500,000 after-tax, $.06 per share in
1994.

The average balance of outstanding debt increased $10,900,000 in 1996 and decreased $69,900,000 in 1995 and $202,000,000 in 1994. Lower average interest rates led to the decrease in interest expense in 1996.

The effective income tax rate in 1996 and in 1994 was affected by contributions to a charitable foundation described on the following page. The effective income tax rate in 1994 was also affected by the changes in estimate of the tax liability for prior years described on the following page. The effective income tax rate in 1997 is expected to be approximately 42%.

In 1996 the Company acquired the Vero Beach, Florida, Press Journal for $20,073,000 in cash and $100,000,000 in notes issued to the seller. In 1994 the Company acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 Class A Common Shares.

The Company divested the following operations:

  1996 - Equity interest in The Television Food Network, a cable programming network (no material gain or loss was realized as proceeds approximated the book value of the net assets sold).

  1995 - Newspaper in Watsonville, California (no material gain or loss was realized as proceeds approximated the book value of the net assets sold).

The business units referred to above are hereinafter referred to as the "Divested Operating Units."

Net gains and unusual items affecting the comparability of the Company's results of operations include the following:

  1996 - The Company incurred an unusual operating charge of approximately
     $4,000,000, $2,600,000 after tax, $.03 per share, the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency.

     The Company recognized net gains that increased income from continuing operations by $24,300,000, $.30 per share. A pre-tax gain of $40,000,000 was recognized on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner, and a $3,000,000 investment in Patient Education Media, Inc. was written off.

     The Company contributed 375,000 shares of Time Warner stock to Scripps Howard Foundation, a private charitable foundation. The contribution reduced pre-tax income by $15,500,000 and income from continuing operations by $5,200,000, $.07 per share.

  1994 - The Company sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after tax, $.23 per share.

     The Company's three television stations that had been Fox affiliates changed their network affiliation. In connection with the change the Company recorded 1) an operating loss of $7,900,000 for the anticipated sale of certain program rights and 2) a loss of $2,800,000 in "Net gains and unusual items" for the anticipated sale of certain real estate. These losses reduced income from continuing operations by $6,600,000, $.09 per share.

     The Company contributed 589,165 shares of Turner Broadcasting Class B common stock to Scripps Howard Foundation. The contribution reduced pre-tax income by $8,000,000 and income from continuing operations by $4,500,000, $.06 per share.

     Management changed its estimate of the tax liability for prior years as a result of an audit by the Internal Revenue Service. The adjustment decreased income from continuing operations by $5,300,000, $.07 per share (see Note 4).

     Estimated costs to defend and settle lawsuits filed by certain former employees and independent contractors of a divested operating unit reduced income from continuing operations by $3,600,000, $.05 per share (see Note 12).

Operating results, excluding the Divested Operating Units and unusual items described above, for each of the Company's business segments are presented on the following pages. The effects of the foregoing unusual items and the Divested Operating Units are excluded from the segment operating results because management believes they are not relevant to understanding the Company's continuing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding a Divested Operating Unit and an unusual item, were as follows:

( in thousands )
                                                                                For the years ended December 31,
                                                                      1996      Change         1995      Change        1994

Operating revenues:
     Local                                                       $    207,423       5.2 % $    197,235      3.7 % $     190,147
     Classified                                                       192,702       7.2 %      179,694     11.0 %       161,835
     National                                                          19,062      16.6 %       16,354      4.9 %        15,595
     Preprint                                                          67,193      (2.1)%       68,645      8.8 %        63,103

     Newspaper advertising                                            486,380       5.3 %      461,928      7.3 %       430,680
     Circulation                                                      130,092       3.8 %      125,304      7.9 %       116,117
     Joint operating agency distributions                              43,279      (1.3)%       43,863     (0.7)%        44,151
     Other                                                             11,110      23.3 %        9,009      8.9 %         8,274

Total operating revenues                                              670,861       4.8 %      640,104      6.8 %       599,222

Operating expenses:
     Employee compensation and benefits                               226,413       3.0 %      219,811      0.9 %       217,806
     Newsprint and ink                                                123,390      (0.1)%      123,554     31.7 %        93,815
     Other                                                            144,207       7.1 %      134,655      1.5 %       132,684
     Depreciation and amortization                                     38,659       6.0 %       36,470      3.7 %        35,158

Total operating expenses                                              532,669       3.5 %      514,490      7.3 %       479,463

Operating income                                                 $    138,192      10.0 % $    125,614      4.9 % $     119,759

Other Financial and Statistical Data:

EBITDA                                                           $    176,851       9.1 % $    162,084      4.6 % $     154,917

Percent of operating revenues:
    Operating income                                                   20.6 %                   19.6 %                   20.0 %
    EBITDA                                                             26.4 %                   25.3 %                   25.9 %

Capital expenditures                                             $     25,653      15.6 % $     22,184      4.5 % $      21,225

Advertising inches:
     Local                                                              7,139       4.2 %        6,853     (1.3)%         6,941
     Classified                                                         6,765       5.0 %        6,443     (2.0)%         6,576
     National                                                             406      17.7 %          345      8.2 %           319

     Total full run ROP                                                14,310       4.9 %       13,641     (1.4)%        13,836


The Vero Beach newspaper, acquired on May 9, 1996, accounted for one-third of the 1996 increase in advertising revenue and nearly all of the increase in advertising inches. Advertising revenue in 1995 increased primarily due to higher advertising rates. The 1995 increase in circulation revenue is due to price increases at certain of the Company's newspapers.

The price of newsprint generally declined from 1988 through August 1992. Prices increased sharply from the first quarter of 1994 through the first quarter of 1996. Newsprint prices generally declined from April of 1996 through the end of the year. The changes in the price of newsprint are the primary causes of the year-over-year changes in newsprint and ink expense. Newsprint suppliers announced a 15% price increase, to approximately $575 per metric ton, effective March 1, 1997. As of early March 1997, management does not know whether the announced increase will actually be billed, or, rather, resistance from buyers will cause the newsprint suppliers to reduce or delay the increase. If the announced increase were to hold, and there were no further price changes through the end of 1997, the year-over-year cost of newsprint in 1997 would decrease approximately 4% (decrease 20% and 10% in the first and second quarters, increase 3% and 20% in the third and fourth quarters).

Depreciation and amortization increased due to the Vero Beach acquisition. Capital expenditures in 1997 are expected to be approximately $33,000,000 and depreciation and amortization is expected to increase approximately 13%. See "Liquidity and Capital Resources."

BROADCAST TELEVISION - Operating results for the broadcast television segment, excluding an unusual item, were as follows:

( in thousands )
                                                                                For the years ended December 31,
                                                                      1996      Change         1995      Change        1994

Operating revenues:
     Local                                                       $    159,412       5.9 % $    150,489      5.6 % $     142,491
     National                                                         127,172       1.4 %      125,476      2.3 %       122,668
     Political                                                         19,505                    3,207                   14,291
     Other                                                             17,378       8.2 %       16,056     83.8 %         8,734

Total operating revenues                                              323,467       9.6 %      295,228      2.4 %       288,184

Operating expenses:
     Employee compensation and benefits                                98,099       9.5 %       89,570     17.0 %        76,535
     Program and copyright costs                                       48,049       4.1 %       46,138    (12.3)%        52,589
     Other                                                             51,094       9.7 %       46,564      7.7 %        43,231
     Depreciation and amortization                                     25,788      (0.9)%       26,029     22.3 %        21,289

Total operating expenses                                              223,030       7.1 %      208,301      7.6 %       193,644

Operating income                                                 $    100,437      15.5 % $     86,927     (8.1)% $      94,540

Other Financial and Statistical Data:

EBITDA                                                           $    126,225      11.7 % $    112,956     (2.5)% $     115,829

Percent of operating revenues:
    Operating income                                                   31.1 %                   29.4 %                   32.8 %
    EBITDA                                                             39.0 %                   38.3 %                   40.2 %

Capital expenditures                                             $     23,491      (0.6)% $     23,630      0.4 % $      23,532


Political advertising increased from $8,800,000 in 1992 to $19,500,000 in 1996. The increasing political advertising in even-numbered years when congressional and presidential elections occur make it increasingly difficult to achieve year-over-year increases in operating results in odd-numbered years.

The increase in other revenue in 1995 is primarily due to the new and extended affiliation agreements with ABC. The increase in employee costs and other operating expenses in 1996 and in 1995, and depreciation and amortization in 1995, is due primarily to the Company's expanded schedules of local news programs at the former Fox affiliates. Depreciation and amortization also increased in 1995 as a result of the acquisition of the remaining minority interest in SHB. The decrease in program rights expense in 1995 is due to the availability of more network programming at the former Fox affiliates. Program costs in 1996 include a $1,500,000 charge for the unrecoverable cost of syndicated programming held by several stations.

In 1996 the Company changed its Cincinnati television station's network affiliation to ABC from CBS. In 1995 the Company changed its Baltimore station's affiliation to ABC from NBC. In 1994 the Company negotiated 10-year affiliation agreements with ABC to replace Fox affiliations at its Phoenix and Tampa stations and changed its Kansas City station's affiliation from Fox to NBC.

Capital expenditures in 1997 are expected to be approximately $25,000,000. See "Liquidity and Capital Resources." Depreciation and amortization in 1997 is expected to decrease slightly.

ENTERTAINMENT - Operating results for the entertainment segment, excluding a Divested Operating Unit, were as follows:

( in thousands )
                                                                                For the years ended December 31,
                                                                      1996      Change         1995      Change        1994

Operating revenues:
     Licensing                                                   $     53,672       8.7 % $     49,366      0.3 % $      49,236
     Newspaper feature distribution                                    20,695       9.4 %       18,915      5.1 %        17,998
     Advertising                                                       15,716      79.9 %        8,734
     Subscriber fees                                                    6,943                    3,021
     Program production                                                29,080                   13,618                    5,682
     Other                                                              1,424                    1,098                      557

Total operating revenues                                              127,530      34.6 %       94,752     29.0 %        73,473

Operating expenses:
     Employee compensation and benefits                                23,448      19.6 %       19,605     39.6 %        14,040
     Artists' royalties                                                37,679      11.8 %       33,708     (2.8)%        34,668
     Programming and production costs                                  40,941                   19,858                    4,373
     Other                                                             31,520       4.3 %       30,223     29.2 %        23,385
     Depreciation and amortization                                      3,831      19.6 %        3,204     84.2 %         1,739

Total operating expenses                                              137,419      28.9 %      106,598     36.3 %        78,205

Operating income (loss)                                          $    (9,889)             $   (11,846)            $     (4,732)

Other Financial and Statistical Data:

EBITDA                                                           $    (6,058)             $    (8,642)            $     (2,993)

Capital expenditures                                             $      3,430     (64.2)% $      9,574     19.8 % $       7,989


Licensing revenues benefited primarily from the growing popularity of "Dilbert" in the U.S. The Company signed several long-term licensing and book publishing agreements for "Dilbert" in 1996. The strength of "Peanuts" in international markets, primarily Japan, was largely offset by the strength of the U.S. dollar. Total international licensing revenues were flat in 1996 after increasing 14% in 1995. Japanese licensing revenues increased 18% in local currency in 1996 after decreasing 8% in 1995.

Program production revenues are subject to substantial fluctuation due to the timing of completion and delivery of programs. Scripps Howard Productions completed and delivered eight hours of programming in 1996 and delivered its first five hours of programming in 1995.

The increase in advertising and subscriber fee revenues is due to the growth of HGTV. Operating losses for HGTV totaled $19,200,000 in 1996, $17,200,000 in 1995 and $7,700,000 in 1994. EBITDA was ($17,600,000) in
1996, ($16,100,000) in 1995 and ($7,700,000) in 1994.

In 1996 the Company agreed to pay incentives of approximately $50,000,000 to certain cable television system operators in exchange for long-term contracts to carry HGTV. The amount of the incentives approximates the subscriber revenues HGTV expects to receive over the terms of the contracts. However, advertising revenue is expected to increase as HGTV's viewership increases. The costs of the incentives are amortized based upon the percentage of the current period's subscriber revenues to estimated total subscriber revenue over the terms of the contracts. Amortization of such subscriber acquisition costs is expected to total $7,000,000 in 1997.

At December 31, 1996, HGTV was telecast to 22 million homes, up 10 million from December 31, 1995. Based on contractual commitments as of early March 1997, HGTV will be telecast to at least 29 million homes by December 31, 1997. Additional incentive payments may be required to obtain carriage on additional cable television systems.

From time-to-time the Company uses foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. The contracts reduce the risk of changes in the exchange rate on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The maturity of the contracts coincide with the quarterly payment of licensing royalties. The Company does not hold foreign currency contracts for trading purposes and does not hold leveraged contracts. Information about the Company's foreign currency contracts, which require the Company to sell yen at a specified rate, at December 31, 1996, was as follows:

     Maturity       Contract       Exchange      US Dollar
      Date       Amount (in yen)     Rate       Equivalent
     2/18/97       151,635,000      101.09       1,500,000
     5/15/97       150,345,000      100.23       1,500,000
     8/15/97       160,440,000      106.96       1,500,000

Capital expenditures in 1995 and 1994 primarily relate to the start-up of HGTV. Capital expenditures in 1997 are expected to be approximately $6,000,000 and depreciation and amortization is expected to increase approximately 20%.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operations. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments. Cash flows provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used to invest in the entertainment segment and to fund corporate expenses. Management expects total cash flow from continuing operating activities in 1997 will be sufficient to meet the Company's expected total capital expenditures, required debt payments and dividend payments.

Cash flow provided by continuing operating activities was $176,000,000 in 1996 compared to $114,000,000 in 1995 and $170,000,000 in 1994. Payment of
income taxes related to the settlement with the Internal Revenue Service of the audits of the 1985 through 1987 federal income tax returns was the primary cause of the decrease in 1995. The 1996 increase was primarily due to improvement in EBITDA.

Net debt (borrowings less cash equivalent and other short-term investments) increased $78,100,000 to $119,000,000 at December 31, 1996. The Vero Beach newspaper acquisition caused the increase. At December 31, 1996, net debt was 11% of total capitalization. Management believes the Company's cash and cash equivalents, short-term investments and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and future expansion of existing businesses and the development or acquisition of new businesses.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies ("Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 22, 1997

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                  As of December 31,
                                                                                              1996                 1995
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         10,145     $         30,021
     Short-term investments                                                                       2,700               25,013
     Accounts and notes receivable (less allowances - 1996, $3,974; 1995, $3,447)               182,687              166,867
     Program rights and production costs                                                         44,639               52,402
     Inventories                                                                                 11,753               11,459
     Deferred income taxes                                                                       24,897               21,694
     Miscellaneous                                                                               32,203               26,789
     Total current assets                                                                       309,024              334,245

Net Assets of Discontinued Operation - Scripps Cable                                                                 305,838

Investments                                                                                      40,580               53,186

Property, Plant and Equipment                                                                   430,703              425,959

Goodwill and Other Intangible Assets                                                            590,452              495,773

Other Assets:
     Program rights and production costs (less current portion)                                  35,281               26,829
     Subscriber acquisition costs (less current portion)                                         38,337                2,506
     Miscellaneous                                                                               19,236               11,216
     Total other assets                                                                          92,854               40,551

TOTAL ASSETS                                                                           $      1,463,613     $      1,655,552

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1996                 1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $         90,040     $         78,698
    Accounts payable                                                                             88,574               78,538
    Customer deposits and unearned revenue                                                       30,208               21,307
    Accrued liabilities:
        Employee compensation and benefits                                                       33,622               32,901
        Subscriber acquisition costs                                                             33,895                  777
        Miscellaneous                                                                            47,063               53,898
    Total current liabilities                                                                   323,402              266,119

Deferred Income Taxes                                                                            63,953               82,229

Long-Term Debt (less current portion)                                                            31,793                2,177

Other Long-Term Obligations and Minority Interests                                               99,874              113,601

Commitments and Contingencies (Note 12)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 1996 -  61,293,240 shares; 1995 - 60,085,408 shares;                         613                  601
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  1996 - 19,470,382 shares; 1995 - 19,978,373 shares                        195                  200
    Total                                                                                           808                  801
    Additional paid-in capital                                                                  272,703              254,063
    Retained earnings                                                                           676,471              916,602
    Unrealized gains (losses) on securities available for sale                                    (713)               20,720
    Unvested restricted stock awards                                                            (5,241)              (1,573)
    Foreign currency translation adjustment                                                         563                  813
    Total stockholders' equity                                                                  944,591            1,191,426

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      1,463,613     $      1,655,552

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Operating Revenues
    Advertising                                                    $        822,758  $               763,705 $        720,325
    Circulation                                                             130,092                  125,354          116,684
    Licensing                                                                53,672                   49,366           49,236
    Joint operating agency distributions                                     43,279                   43,863           44,151
    Program production                                                       29,080                   13,618            5,682
    Other                                                                    42,977                   34,472           28,517
    Total operating revenues                                              1,121,858                1,030,378          964,595

Operating Expenses:
    Employee compensation and benefits                                      360,697                  338,521          318,705
    Newsprint and ink                                                       123,390                  123,579           94,160
    Program, production and copyright costs                                  88,990                   65,996           64,877
    Other operating expenses                                                273,553                  254,536          244,307
    Depreciation                                                             49,528                   46,496           40,040
    Amortization of intangible assets                                        19,849                   20,094           18,896
    Total operating expenses                                                916,007                  849,222          780,985

Operating Income                                                            205,851                  181,156          183,610

Other Credits (Charges):
    Interest expense                                                        (9,629)                 (11,223)         (16,274)
    Net gains and unusual items                                              21,531                                    14,651
    Miscellaneous, net                                                        1,834                    1,535            (917)
    Net other credits (charges)                                              13,736                  (9,688)          (2,540)

Income from Continuing Operations
    Before Taxes and Minority Interests                                     219,587                  171,468          181,070
Provision for Income Taxes                                                   86,011                   74,532           80,441

Income from Continuing Operations
    Before Minority Interests                                               133,576                   96,936          100,629
Minority Interests                                                            3,436                    3,347            7,833

Income From Continuing Operations                                           130,140                   93,589           92,796
Discontinued Operation - Scripps Cable:
     Income from operations                                                  39,514                   39,789           29,887
     Costs of Cable Transaction                                            (12,251)

Net Income                                                         $        157,403  $               133,378 $        122,683


Per Share of Common Stock:
    Income from continuing operations                                         $1.62                    $1.17            $1.22

    Net income                                                                $1.96                    $1.67            $1.61

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Cash Flows from Operating Activities:
Income from continuing operations                                  $        130,140  $                93,589 $         92,796
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                          69,377                   66,590           58,936
      Deferred income taxes                                                  13,650                    3,814            2,400
      Minority interests in income of subsidiary companies                    3,436                    3,347            7,833
      Net gains and unusual items                                          (21,367)                                   (1,109)
      Subscriber acquisition costs                                          (6,861)                    (369)
      Settlement of 1985 - 1987 federal income tax audits                                           (45,000)
      Other changes in certain working capital accounts, net                (8,546)                 (13,979)            9,040
      Miscellaneous, net                                                    (3,605)                    5,779              337
Net cash provided by continuing operating activities                        176,224                  113,771          170,233

Discontinued Operation - Scripps Cable:
      Income                                                                 27,263                   39,789           29,887
      Adjustment to derive cash flows from operating activities              37,830                   62,290           48,737
      Net cash provided                                                      65,093                  102,079           78,624

Net operating activities                                                    241,317                  215,850          248,857

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                 (53,300)                 (57,300)         (53,952)
Purchase of subsidiary companies and long-term investments                 (28,124)                 (12,167)         (32,389)
Change in short-term investments, net                                        22,313                 (25,013)
Sale of subsidiary companies, copyrights and long-term investments           11,650                    2,729           47,592
Miscellaneous, net                                                            1,432                    3,598            3,659
Net cash used in investing activities of continuing operations             (46,029)                 (88,153)         (35,090)
Net cash used in investing activities of discontinued operation           (119,575)                 (44,938)         (40,496)
Net investing activities                                                  (165,604)                (133,091)         (75,586)

Cash Flows from Financing Activities:
Payments on long-term debt                                                 (59,042)                 (29,703)        (137,885)
Dividends paid                                                             (41,840)                 (39,980)         (33,457)
Dividends paid to minority interests                                        (2,697)                  (2,601)          (3,817)
Miscellaneous, net (primarily exercise of stock options)                      8,615                    5,437            1,649
Net cash used in financing activities of continuing operations             (94,964)                 (66,847)        (173,510)
Net cash used in financing activities of discontinued operation               (625)                  (2,500)          (1,758)
Net financing activities                                                   (95,589)                 (69,347)        (175,268)

Increase (Decrease) in Cash and Cash Equivalents                           (19,876)                   13,412          (1,997)

Cash and Cash Equivalents:
Beginning of year                                                            30,021                   16,609           18,606

End of year                                                        $         10,145  $                30,021 $         16,609


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                    $         10,006  $                11,053 $         17,109
   Income taxes paid                                                         66,320                   55,176          127,009
   Notes and stock issued in acquisitions (see Note 2)                      100,000                                   146,724
   Cable Transaction (at book value, fair market value was $1.59
   billion)                                                                 355,694

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )                                                      Unrealized Gains
                                                                                          (Losses) on     Unvested      Foreign
                                                                   Additional               Securities   Restricted    Currency
                                                         Common      Paid-in     Retained    Available     Stock     Translation
                                                         Stock       Capital     Earnings    for Sale     Awards      Adjustment


As of December 31, 1993                               $      748 $     97,945 $   733,978 $     27,381 $   (1,009) $         592
Net income                                                                        122,683
Dividends:  declared and paid - $.44 per share                                   (33,457)
Acquisition of minority interest in Scripps Howard
    Broadcasting Company in exchange for
    4,952,659 Class A Common Shares                           49      146,675
Class A Common Shares issued pursuant to
    compensation plans, net:
    140,025 shares issued,  2,810 shares forfeited
    and 5,127 shares repurchased                               2        3,226                              (1,527)
Tax benefits of compensation plans                                        252
Amortization of restricted stock awards                                                                        500
Foreign currency translation adjustment                                                                                      293
Increase (decrease) in unrealized gains (losses)
    on securities available for sale, net
    of deferred income tax of $7,992                                                          (14,863)

As of December 31, 1994                                      799      248,098     823,204       12,518     (2,036)           885
Net income                                                                        133,378
Dividends:  declared and paid - $.50 per share                                   (39,980)
Conversion of 196,460 Common Voting Shares
    to 196,460 Class A Common Shares
Class A Common Shares issued pursuant to
    compensation plans, net:
    238,850 shares issued, 1,250 shares forfeited
    and 19,894 shares repurchased                              2        5,099                                (538)
Tax benefits of compensation plans                                        866
Amortization of restricted stock awards                                                                      1,001
Foreign currency translation adjustment                                                                                     (72)
Increase (decrease) in unrealized gains (losses)
    on securities available for sale, net
    of deferred income tax of $4,417                                                             8,202

As of December 31, 1995                                      801      254,063     916,602       20,720     (1,573)           813
Net income                                                                        157,403
Dividends:  declared and paid - $.52 per share                                   (41,840)
Cable Transaction (at book value, fair market value
    was $1.59 billion, $19.83 per share of the Company)                         (355,694)
Conversion of 507,991 Common Voting Shares
    to 507,991 Class A Common Shares
Class A Common Shares issued pursuant to
    compensation plans, net:
    707,200 shares issued
    and 7,359 shares repurchased                               7       16,068                              (7,450)
Tax benefits of compensation plans                                      2,572
Amortization of restricted stock awards                                                                      3,782
Foreign currency translation adjustment                                                                                    (250)
Increase (decrease) in unrealized gains (losses)
    on securities available for sale, net
    of deferred income tax of $11,540                                                         (21,433)

As of December 31, 1996                               $      808 $    272,703 $   676,471 $      (713) $   (5,241) $         563

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E. W. Scripps Company ("Company") publishes daily newspapers in 16 markets, operates television stations in nine markets, and its entertainment division consists of Home & Garden Television ("HGTV"; a 24-hour cable television network), comic character licensing and television program production. The relative importance of each line of business to continuing operations is indicated in the segment information presented in Note 11.

The Company's operations are geographically dispersed and its customer base is diverse. However, approximately 75% of the Company's operating revenues are derived from advertising. Operating results can be affected by changes in the demand for advertising both nationally and in individual markets.

The Company grants credit to substantially all of its customers. Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company's financial position.

Cable Transaction - The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1,593,000,000 ($19.83 per share of the Company) and the net book value of Scripps Cable was $356,000,000, yielding an economic gain of $1,237,000,000 to the Company's shareholders. Despite the economic gain, current accounting rules require the Company to record the Cable Transaction at net book value, therefore no gain is reflected in the Company's financial statements.

Scripps Cable represented an entire business segment, therefore its results are reported as a "discontinued operation" for all periods presented (see
Note 14). Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company's financial statements include estimates for such items as income taxes payable and self-insured risks. The Company self insures for employees' medical and disability income benefits, workers' compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $17,500,000 at December 31, 1996. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary companies.

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

    Program production revenues are recognized when the program material is available for broadcast and certain other conditions are met.

Subscriber Acquisition Costs - Subscriber acquisition costs are incentives paid to cable television system operators in exchange for long-term contracts to carry HGTV. These costs are amortized over the lives of the contracts based upon the percentage of the current period's subscriber revenues to estimated total revenue during the terms of the contracts. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

Program Rights and Production Costs - Program rights are recorded when such programs become available for broadcast. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program.
The liability for program rights is not discounted for imputed interest.

Production costs represent costs incurred in the production of programming for distribution. Amortization is based on the percentage of current period revenues to estimated total revenue for each program. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset. Program and production costs are stated at the lower of unamortized cost or fair value.

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other long-term obligations. Estimated fair values (which are based on current rates available to the Company for debt of the same remaining maturity) and the carrying amounts of the Company's program rights liabilities were as follows:


( in thousands )
                                                                                                 As of December 31,
                                                                                              1996                 1995

Liabilities for programs available for broadcast:
     Carrying amount                                                                   $         44,400     $         51,400
     Fair value                                                                                  41,400               48,000

Long-Lived Assets - Long-lived assets to be held and used are recorded at unamortized cost. Management reviews long-lived assets, including related goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then goodwill and other intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets - Goodwill represents the cost of acquisitions in excess of tangible assets and identifiable intangible assets received. Noncompetition agreements are amortized on a straight-line basis over the terms of the agreements. Goodwill, customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 40 years.

Property, Plant and Equipment - Depreciation is computed using the straight-line method over estimated useful lives as follows:

  Buildings and improvements                                 35 years
  Printing presses                                           20 years
  Other newspaper production equipment                       5 to 10 years
  Television transmission towers and related equipment       15 years
  Other television and program production equipment          5 to 15 years
  Office and other equipment                                 3 to 10 years

Interest costs related to major capital projects are capitalized and classified as property, plant and equipment.

Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. The Company's temporary differences primarily result from accelerated depreciation and amortization for tax purposes and accrued expenses not deductible for tax purposes until paid.

Other Long-Term Obligations - Other long-term obligations include noncurrent program rights liabilities, long-term employee compensation and other benefits, noncurrent self-insured risks and noncurrent income taxes payable.

Investments - Investments in 20%- to 50%-controlled companies and in all joint ventures are accounted for using the equity method. Investments in other debt and equity securities are classified as available for sale and are carried at fair value. Fair value is determined by reference to quoted market prices. Unrealized gains or losses on those securities are recognized as a separate component of stockholders' equity. The cost of securities sold is determined by specific identification.

Newspaper Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies ("JOAs") in five markets. A JOA combines all but the editorial operations of two competing newspapers in a market. In each JOA the managing party distributes a portion of JOA profits to the other party. The Company manages the JOA in Evansville. The JOAs in Albuquerque, Birmingham, Cincinnati and El Paso are managed by the other parties to the JOAs.

The Company includes the full amount of company-managed JOA assets and liabilities, and revenues earned and expenses incurred in the operation of the JOA, in the consolidated financial statements. Distributions of JOA operating profits to the nonmanaging party are included in other operating expenses in the Consolidated Statements of Income.

For JOAs managed by the other party, the Company includes distributions of JOA operating profits in operating revenues in the Consolidated Statements of Income. The Company does not include any assets or liabilities of JOAs managed by other parties in its Consolidated Balance Sheets as the Company has no residual interest in the net assets of the JOAs.

Inventories - Inventories are stated at the lower of cost or market. The cost of newsprint included in inventory is computed using the last in, first out ("LIFO") method. At December 31 newsprint inventories were approximately 68% of total inventories in 1996 and 66% in 1995. The cost of other inventories is computed using the first in, first out ("FIFO") method. Inventories would have been $200,000 and $4,500,000 higher at December 31, 1996 and 1995 if FIFO (which approximates current cost) had been used to compute the cost of newsprint.

Postemployment Benefits - Retiree health benefits are recognized during the years that employees render service. Other postemployment benefits, such as disability-related benefits and severance, are recognized when the costs of such benefits are incurred.

Stock-Based Compensation - The Company's 1987 Long-Term Incentive Plan provides for the awarding of options to purchase Class A Common Shares and awards of Class A Common Shares to certain employees of the Company. Stock options are awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common Shares vest over an incentive period, conditioned upon the individual's employment through that period.

The Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 123 - Accounting for Stock-Based Compensation in October 1995. The standard defines a fair-value-based method of accounting for stock-based compensation, but permits compensation expense to continue to be measured using the intrinsic-value-based method previously used. The Company measures compensation expense using the intrinsic-value-based method.

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, bank deposits and debt instruments with an original maturity of less than three months. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Short-term Investments - Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Short-term investments are carried at cost plus accrued dividends, which approximates fair value.

Net Income Per Share - Net income per share computations are based upon the weighted-average common shares outstanding. Common stock equivalents in the form of stock options are excluded from the computations as they have no material effect on the per share amounts. Weighted-average shares outstanding were as follows:


( in thousands )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Weighted-average shares outstanding                                          80,401                   79,956           76,246





2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1996 - In May the Company acquired the Vero Beach, Florida, Press Journal for $20,073,000 in cash and $100,000,000 in notes issued to the seller.

1995 - There were no acquisitions in 1995.

1994 - The Company acquired the remaining 13.9% minority interest in Scripps Howard Broadcasting Company ("SHB") in exchange for 4,952,659 Class A Common Shares. The Company acquired Cinetel Productions (an independent producer of programs for cable television) for $17,000,000 in cash.

The following table presents additional information about the acquisitions:


   ( in thousands )
                                                                                            For the years ended December 31,
                                                                                           1996                        1994

   Goodwill and other intangible assets acquired                                       $    110,967                $    108,690
   Other assets acquired (primarily property, equipment and program costs)                   10,900                      14,596
   Reduction in minority interests                                                                                       45,958
   Total                                                                                    121,867                     169,244
   Class A Common Shares issued                                                                                       (146,724)
   Liabilities assumed                                                                      (1,794)                       (899)
   6.17% note issued to seller, due through 1997                                          (100,000)

   Cash paid                                                                           $     20,073                $     21,621


Goodwill and other intangible assets acquired in 1994 includes the $26,100,000 excess of cost over book value of SHB allocated to Scripps Cable.

The acquisitions have been accounted for as purchases. The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition.

The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations of the Company and the Vero Beach Press Journal assuming the acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant and equipment, and amortization of the intangible assets acquired. The unaudited pro forma results of operations are not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the respective periods.


   ( in thousands, except per share data )
                                                                                            For the years ended December 31,
                                                                                           1996          1995          1994


   Operating revenues                                                                  $  1,127,813  $  1,044,982  $    978,575
   Income from continuing operations                                                        128,030        89,393        88,948
   Net income                                                                               155,293       129,182       118,835

   Per share of common stock:
        Income from continuing operations                                                     $1.59         $1.12         $1.17
        Net income                                                                             1.93          1.62          1.56


Pro forma results are not presented for the SHB and Cinetel acquisitions because the combined results of operations would not be significantly different from the reported amounts.

Divestitures

The Company divested the following operating units:

1996 - Equity interest in The Television Food Network, a cable programming network. No material gain or loss was realized as proceeds approximated the book value of the net assets sold.

1995 - Newspaper in Watsonville, California. No material gain or loss was realized as proceeds approximated the book value of the net assets sold.

Included in the consolidated financial statements are the following results of divested operating units (excluding gains on sales):


   ( in thousands )
                                                                                            For the years ended December 31,
                                                                                           1996          1995          1994

   Operating revenues                                                                                $        300  $      3,700
   Operating income (loss)                                                             $      (400)       (2,800)       (2,600)

3.  UNUSUAL CREDITS AND CHARGES

1996 - The Company incurred an unusual operating charge of approximately $4,000,000, $2,600,000 after tax, $.03 per share, the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency.

The Company recognized net gains that increased income from continuing operations by $24,300,000, $.30 per share. A pre-tax gain of $40,000,000 was recognized on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner, and a $3,000,000 investment in Patient Education Media, Inc., was written off.

The Company contributed 375,000 shares of Time Warner stock to Scripps Howard Foundation, a private charitable foundation. The contribution reduced pre-tax income by $15,500,000 and income from continuing operations by $5,200,000, $.07 per share.

1994 - The Company sold its worldwide Garfield and U.S. Acres copyrights. The sale resulted in a pre-tax gain of $31,600,000, $17,400,000 after tax, $.23 per share.

The Company's three television stations that had been Fox affiliates changed their network affiliation. In connection with the change the Company recorded 1) an operating loss of $7,900,000 for the anticipated sale of certain program rights and 2) a loss of $2,800,000 in "Other Credits (Charges)" for the anticipated sale of certain real estate. These losses reduced income from continuing operations by $6,600,000, $.09 per share.

The Company contributed 589,165 shares of Turner Broadcasting Class B common stock to Scripps Howard Foundation. The contribution reduced pre-tax income by $8,000,000 and income from continuing operations by $4,500,000, $.06 per share.

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

4.  INCOME TAXES

In 1994 the IRS proposed adjustments related to the tax basis and lives of certain intangible assets. Based upon the proposed adjustments management changed its estimate of the tax liability for prior years, decreasing income from continuing operations in 1994 by $5,300,000, $.07 per share. In 1995 the Company reached agreement with the IRS to settle the audits of its 1985 through 1987 tax returns. The settlement payment was charged to the estimated tax liability for prior years. The liability was not adjusted as a result of the settlement.

The IRS is currently examining the Company's consolidated income tax returns for the years 1988 through 1991. Pursuant to the terms of its agreement with Comcast, the Company remains liable for all tax liabilities of Scripps Cable attributable to periods prior to completion of the Cable Transaction. Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities (assets) are as follows:


( in thousands )
                                                                                                  As of December 31,
                                                                                              1996                 1995

Accelerated depreciation and amortization                                              $         74,405     $         77,259
Deferred gain on sale of certain broadcasting operations                                                              23,599
Investments                                                                                       6,584               10,654
Accrued expenses not deductible until paid                                                     (13,345)             (26,195)
Deferred compensation and retiree benefits                                                     (12,855)             (12,398)
Other temporary differences, net                                                               (12,729)              (9,099)

Total                                                                                            42,060               63,820
State net operating loss carryforwards                                                          (9,863)              (9,186)
Valuation allowance for state deferred tax assets                                                 6,859                5,901

Net deferred tax liability                                                             $         39,056     $         60,535

The Company received a tax certificate from the Federal Communications Commission upon the sale of the Company's Memphis television and radio stations, enabling the Company to defer income taxes on the gain. The deferred gain reduced the tax basis of certain assets acquired by Scripps Cable in 1996. These assets were divested in the Cable Transaction (see
Note 1).

The Company's state net operating loss carryforwards expire from 1997 through 2011. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance.

The provision for income taxes consists of the following:


( in thousands )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Current:
     Federal                                                       $         55,897  $                60,044 $         61,026
     State and local                                                          9,814                    5,027           12,351
     Foreign                                                                  4,078                    4,781            4,412

Total current                                                                69,789                   69,852           77,789

Deferred:
     Federal                                                                  1,937                    6,911          (6,787)
     Other                                                                      173                    1,320            1,195

Total deferred                                                                2,110                    8,231          (5,592)

Total income taxes                                                           71,899                   78,083           72,197
Income taxes allocated to stockholders' equity                               14,112                  (3,551)            8,244

Provision for income taxes                                         $         86,011  $                74,532 $         80,441

The difference between the statutory rate for federal income tax and the effective income tax rate is summarized as follows:


                                                                                    For the years ended December 31,
                                                                          1996                  1995                1994

Statutory rate                                                                35.0 %                   35.0 %            35.0 %
Effect of:
     State and local income taxes                                               2.9                      2.5              4.7
     Amortization of goodwill                                                   1.8                      2.9              2.2
     Contributions of appreciated investments
          to Scripps Howard Foundation                                        (2.2)                                     (0.5)
     Change in estimated tax basis and lives of certain assets                                                            2.1
     Miscellaneous                                                              1.7                      3.1              0.9

Effective income tax rate                                                     39.2 %                   43.5 %            44.4 %

5.  LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )
                                                                                                 As of December 31,
                                                                                              1996                 1995

6.17% note, due in 1997                                                                $         90,000
7.375% notes, due in 1998                                                                        29,658     $         31,658
9.0% notes, due in 1996                                                                                               47,000
Other notes                                                                                       2,175                2,217

Total long-term debt                                                                            121,833               80,875
Current portion of long-term debt                                                                90,040               78,698

Long-term debt (less current portion)                                                  $         31,793     $          2,177


Fair value of long-term debt *                                                         $        120,700     $         83,100


    * Fair value is estimated based on current rates available to the Company for debt of the same remaining maturity.

The Company has a Competitive Advance/Revolving Credit Agreement ("Variable Rate Credit Facility") that expires in September 1997 and permits maximum borrowings up to $50,000,000. Maximum borrowings under the Variable Rate Credit Facility are changed as the Company's anticipated needs change and are not indicative of the Company's short-term borrowing capacity. The Variable Rate Credit Facility may be extended upon mutual agreement.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Interest costs capitalized were as follows:


( in thousands )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Capitalized interest costs                                         $            700  $                   400 $              0

6.  INVESTMENTS

Investments consisted of the following:


( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1996                 1995

Securities available for sale:
     Short-term investments, primarily preferred stocks                                $          2,700     $         25,013
     Time Warner common stock (672,000 shares)                                                   25,210
     Turner Broadcasting Class C preferred stock
          (convertible into 1,309,092 shares of Class B common stock)                                                 34,036
     Other                                                                                        9,318                7,000

Total securities available for sale                                                              37,228               66,049
Other investments (accounted for primarily using the equity method)                               6,052               12,150

Total investments                                                                      $         43,280     $         78,199

Unrealized gain (loss) on securities available for sale                                $        (1,084)     $         31,890

In 1996 the Company's investment in Turner Broadcasting Systems was exchanged for 1,047,000 shares of Time Warner common stock when Turner was merged into Time Warner (see Note 3).

In 1996 the Company contributed 375,000 shares of Time Warner stock to Scripps Howard Foundation (see Note 3).



7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


( in thousands )
                                                                                                  As of December 31,
                                                                                              1996                 1995

Land and improvements                                                                  $         40,871     $         39,774
Buildings and improvements                                                                      200,578              180,180
Equipment                                                                                       540,454              520,733

Total                                                                                           781,903              740,687
Accumulated depreciation                                                                        351,200              314,728

Net property, plant and equipment                                                      $        430,703     $        425,959

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:


( in thousands )
                                                                                                  As of December 31,
                                                                                              1996                 1995

Goodwill                                                                               $        550,978     $        440,932
Customer lists                                                                                  142,025              141,525
Licenses and copyrights                                                                          28,221               28,221
Noncompetition agreements                                                                        18,049               18,039
Other                                                                                            27,409               24,067

Total                                                                                           766,682              652,784
Accumulated amortization                                                                        176,230              157,011

Net goodwill and other intangible assets                                               $        590,452     $        495,773




9.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:


( in thousands )
                                                                                     For the years ended December 31,
                                                                          1996                  1995                1994
Other changes in certain working capital accounts, net:
     Accounts receivable                                           $       (10,630)  $              (20,864) $        (3,182)
     Inventories                                                                 55                      270          (2,099)
     Accounts payable                                                         7,467                  (3,888)            6,486
     Accrued income taxes                                                       669                   15,076          (1,241)
     Accrued interest                                                         (377)                      170            (835)
     Other accrued liabilities                                              (2,611)                    (744)            5,525
     Other, net                                                             (3,119)                  (3,999)            4,386

     Total                                                         $        (8,546)  $              (13,979) $          9,040

10.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit plans covering substantially all nonunion employees. Benefits are generally based on the employees' compensation and years of service. Funding is based on the requirements of the plans and applicable federal laws.

The Company also sponsors defined contribution plans covering substantially all nonunion employees. The Company matches a portion of employees' voluntary contributions to these plans.

Union-represented employees are covered by retirement plans jointly administered by subsidiaries of the Company and the unions or by union-administered, multi-employer plans. Funding is based upon negotiated agreements.

Retirement plans expense consisted of the following:


( in thousands )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Service cost                                                       $          8,921  $                 7,929 $          8,729
Interest cost                                                                13,605                   12,907           11,509
Actual (return) loss on plan assets, net of expenses                       (29,737)                 (41,698)            1,637
Net amortization and deferral                                                14,921                   27,203         (14,990)

Total for defined benefit plans                                               7,710                    6,341            6,885
Multi-employer plans                                                          1,054                    1,020            1,028
Defined contribution plans                                                    4,124                    3,612            3,573

Total                                                              $         12,888  $                10,973 $         11,486

Assumptions used in the accounting for the defined benefit plans were as follows:



                                                                          1996                  1995                1994

Discount rate as of December 31                                                7.5%                     7.0%             8.5%
Expected long-term rate of return on plan assets                               8.5%                     8.0%             9.5%
Rate of increase in compensation levels                                        4.0%                     3.5%             5.0%

The plans' long-term rate of return on assets has been approximately one percentage point greater than the discount rate. Management believes the discount rate plus one percentage point is the best estimate of the long-term return on plan assets at any point in time. Therefore, when the discount rate changes, management's expectation for the future long-term rate of return on plan assets changes in tandem.

The funded status of the defined benefit plans was as follows:


( in thousands )
                                                                                         As of December 31,
                                                                          1996                  1995                1994

Actuarial present value of vested benefits                         $      (157,600)  $             (158,953) $      (124,502)

Actuarial present value of accumulated benefits                    $      (169,856)  $             (170,875) $      (133,472)

Actuarial present value of projected benefits                      $      (203,919)  $             (206,324) $      (164,333)
Plan assets at fair value                                                   220,603                  195,667          157,694

Plan assets greater than (less than) projected benefits                      16,684                 (10,657)          (6,639)
Unrecognized net loss (gain)                                               (21,338)                    7,089            3,464
Unrecognized prior service cost                                               6,486                    8,337            9,492
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                           (7,775)                  (9,222)         (10,669)

Net pension asset (liability) recognized in the balance sheet      $        (5,943)  $               (4,453) $        (4,352)

Plan assets consist of marketable equity and fixed-income securities.

The Company has unfunded health and life insurance benefit plans that are provided to certain retired employees. The combined number of 1) active employees eligible for such benefits and 2) retired employees receiving such benefits is approximately 5% of the Company's current workforce. The actuarial present value of the projected benefit obligation at December 31 was $7,400,000 in 1996 and $7,000,000 in 1995. The cost of the plan was less than $1,000,000 in each year.

11.  SEGMENT INFORMATION

In 1996 newspaper operating income was reduced by $4,000,000, the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency, and in 1994 broadcast television operating income was reduced by $7,900,000 as a result of a program rights write-down (see Note 3).

Financial information for the Company's business segments is as follows:


( in thousands )
                                                                                     For the years ended December 31,
                                                                          1996                  1995                1994

OPERATING REVENUES
Newspapers                                                         $        670,861  $               640,398 $        602,938
Broadcast television                                                        323,467                  295,228          288,184
Entertainment                                                               127,530                   94,752           73,473
Total continuing operations                                        $      1,121,858  $             1,030,378 $        964,595

OPERATING INCOME
Newspapers                                                         $        134,192  $               125,484 $        119,539
Broadcast television                                                        100,437                   86,927           86,625
Entertainment                                                              (10,307)                 (14,483)          (7,083)
Corporate                                                                  (18,471)                 (16,772)         (15,471)
Total continuing operations                                        $        205,851  $               181,156 $        183,610

DEPRECIATION
Newspapers                                                         $         30,452  $                30,206 $         28,399
Broadcast television                                                         14,547                   12,578            9,323
Entertainment                                                                 3,430                    2,828            1,667
Corporate                                                                     1,099                      884              651
Total continuing operations                                        $         49,528  $                46,496 $         40,040

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $          8,207  $                 6,267 $          6,858
Broadcast television                                                         11,241                   13,451           11,966
Entertainment                                                                   401                      376               72
Total continuing operations                                        $         19,849  $                20,094 $         18,896

ASSETS
Newspapers                                                         $        701,495  $               606,989 $        621,008
Broadcast television                                                        515,866                  520,308          515,617
Entertainment                                                               181,964                  124,178           84,816
Corporate                                                                    64,288                   98,239           65,246
Total continuing operations                                        $      1,463,613  $             1,349,714 $      1,286,687

CAPITAL EXPENDITURES
Newspapers                                                         $         25,653  $                22,184 $         21,226
Broadcast television                                                         23,491                   23,630           23,532
Entertainment                                                                 3,430                    9,574            7,989
Corporate                                                                       726                    1,912            1,205
Total continuing operations                                        $         53,300  $                57,300 $         53,952

Corporate assets are primarily cash, investments, and refundable and deferred income taxes.

12.  COMMITMENTS AND CONTINGENCIES

In 1994 the Company accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of lawsuits filed by certain former employees and independent contractors of a divested operating unit. The lawsuits allege that the employees were due severance pay and that certain contractual obligations were unfulfilled, respectively. The accrual reduced income from continuing operations by $3,600,000, $.05 per share.
In 1996 the Company agreed to settle the severance pay lawsuits. The settlement did not result in an additional charge. Management believes the possibility of incurring a loss greater than the amount accrued for the independent contractor lawsuits is remote.

In 1994 Scripps Cable accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of certain lawsuits against the Sacramento cable television system related primarily to employment issues and to the timing and amount of late-payment fees assessed to subscribers. The accrual reduced income from discontinued operations $4,000,000. In 1995 Scripps Cable adjusted the accrual based upon a reassessment of the probable costs of these and additional employment-related lawsuits. The additional accrual reduced income from discontinued operations $900,000.
In 1996 the Company agreed to settle the late-payment fees and certain of the employment issue lawsuits. The settlements did not result in an additional charge. Management believes the possibility of incurring a loss greater than the amount accrued for the remaining lawsuits is remote. Pursuant to the terms of its agreement with Comcast, the Company remains liable for any losses related to these lawsuits.

The Company is also involved in other litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company purchased program rights totaling $53,700,000 in 1996, $61,900,000 in 1995 and $30,700,000 in 1994, the payments for which are generally made over the lives of the contracts. At December 31, 1996, the Company was committed to purchase approximately $105,000,000 of program rights that are not currently available for broadcast, including programs not yet produced. If such programs are not produced the Company's commitments would expire without obligation.

Minimum payments on noncancelable leases at December 31, 1996, were as follows:


( in thousands )


1997                                                                                                        $          5,900
1998                                                                                                                   4,500
1999                                                                                                                   3,600
2000                                                                                                                   3,000
2001                                                                                                                   2,800
Later years                                                                                                           11,900

Total                                                                                                       $         31,700

Rental expense for cancelable and noncancelable leases was as follows:


( in thousands )
                                                                                     For the years ended December 31,
                                                                          1996                  1995                1994

Rental expense                                                     $         10,300  $                10,300 $         11,700




13.  CAPITAL STOCK AND INCENTIVE PLANS

The capital structure of the Company includes Common Voting Shares and Class A Common Shares. The articles provide that the holders of Class A
Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

The 1987 Long-Term Incentive Plan provides for the awarding of stock options with 10-year terms, stock appreciation rights, performance units and Class A Common Shares to key employees and the 1994 Non-Employee
Directors' Stock Option Plan provides for the awarding of stock options to nonemployee directors. The number of shares authorized for issuance under the two plans is 5,913,000, of which 1,708,000 remain available.

Awards of Class A Common Shares vest over an incentive period, conditioned upon the individual's employment throughout that period. During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share. Upon vesting, when the stock awards become taxable to the employees, additional awards of cash may also be made. Compensation expense is determined based upon the fair value of the shares at the grant date. Information related to awards of Class A
Common Shares is as follows:



( in thousands, except share data )
                                                                                   For the years ended December 31,
                                                                          1996                  1995                1994

Class A Common Shares:
     Shares awarded prior to completion of the Cable Transaction            130,500                   17,500           53,000
     Weighted-average price of shares awarded                                $43.45                   $31.06           $28.89
     Adjustment of unvested shares upon completion
          of the Cable Transaction                                          127,650
     Awarded subsequent to completion of the Cable Transaction               52,500
     Weighted-average price of shares awarded                                $34.25
     Shares forfeited                                                                                  1,250            2,810
Compensation expense recognized:
     Continuing operations                                         $          1,500  $                   915 $            435
     Scripps Cable                                                            2,300                       85               65


The number of unvested shares was adjusted based on the market price of Class A Common Shares before and after completion of the Cable Transaction to preserve the economic value of the awards.

Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period. The plan expires on December 9, 1997, except for options then outstanding.

Information related to stock options is as follows:

                                                                                             Weighted-            Range of
                                                                         Number               Average             Exercise
                                                                        of Shares          Exercise Price          Prices

Outstanding at December 31, 1993                                          1,739,500                   $23.70         $16 - 34
Granted in 1994                                                             493,500                    30.10          27 - 30
Exercised in 1994                                                          (87,025)                    21.81          18 - 26
Forfeited in 1994                                                          (20,000)                    24.02          18 - 26

Outstanding at December 31, 1994                                          2,125,975                    25.25          16 - 34
Granted in 1995                                                              25,000                    31.00          29 - 34
Exercised in 1995                                                         (221,350)                    23.07          18 - 30
Forfeited in 1995                                                          (10,000)                    25.51          18 - 30

Outstanding at December 31, 1995                                          1,919,625                    25.52          16 - 34
Granted in 1996 prior to the Cable Transaction                               96,500                    43.51          39 - 48
Exercised in 1996 prior to the Cable Transaction                          (353,350)                    23.51          16 - 34
Adjustment of options upon completion of the Cable Transaction            1,036,225
Granted in 1996 subsequent to the Cable Transaction                          25,000                    34.25          34
Exercised in 1996 subsequent to the Cable Transaction                      (43,200)                    14.39          10 - 19

Outstanding at December 31, 1996 (by year granted):
    1988                                                                      9,700                     9.90          10
    1990                                                                    156,800                    14.48          11 - 15
    1991                                                                    670,200                    12.00          11 - 13
    1992                                                                    255,800                    14.37          15 - 17
    1993                                                                    752,600                    17.51          15 - 21
    1994                                                                    642,100                    18.82          17 - 22
    1995                                                                     12,000                    19.63          18 - 20
    1996                                                                    181,600                    27.98          26 - 34

    Total options outstanding                                             2,680,800                   $16.74         $10 - 34

Exercisable at December 31:
    1994                                                                  1,461,975                   $24.45         $16 - 34
    1995                                                                  1,739,125                    25.88          16 - 34
    1996                                                                  2,417,900                    16.02          10 - 34

The number of options and the option price were adjusted based on the market price of Class A Common Shares before and after completion of the Cable Transaction in order to preserve the economic value of the options. Substantially all options granted prior to 1995 are exercisable.

The Company has adopted the "disclosure-only" provisions of FAS No. 123, therefore no compensation expense has been recognized for stock option grants. Had compensation expense been determined based upon the fair value (determined using the Black-Scholes option pricing model) at the grant date consistent with the provisions of FAS No. 123, the Company's income from continuing operations would have been reduced to the pro forma amounts as follows:


( in thousands, except per share data )
                                                                         For the years ended December 31,
                                                                          1996                  1995

Pro forma income from continuing operations                            $    126,500       $           93,500
Pro forma income from continuing operations per share of common stock         $1.57                    $1.17

The 1996 amounts above include the $2,900,000, $.04 per share, effect of the option adjustment related to the Cable Transaction. That amount is the after-tax difference between the fair value of the adjusted options and the intrinsic value of the original options outstanding on the date of the Cable Transaction. FAS No. 123 requires that, for options issued prior to the adoption of FAS No. 123, such difference must be included in the pro forma disclosures. There was no difference between the fair values of the original and the adjusted options on the date of the Cable Transaction.

Information related to the fair value of stock option grants is as follows:

                                                                          For the years ended December 31,
                                                                          1996                  1995

Weighted-average fair value of options granted                               $14.84                   $11.08
Assumptions used to determine fair value:
     Dividend yield                                                            1.5%                     1.5%
     Expected volatility                                                        27%                      28%
     Risk-free rate of return                                                  6.4%                     6.0%
     Expected life of options                                               7 years                  7 years




14.  DISCONTINUED OPERATION - SCRIPPS CABLE

Summarized financial information is as follows:


Operating Results
( in thousands )
                                                                                    For the years ended December 31,
                                                                          1996                  1995                1994


Operating revenues                                                 $        270,172  $               279,482 $        255,356

Income before income taxes                                                   60,541                   65,247           33,526
Income taxes                                                               (21,027)                 (25,458)          (3,484)
Minority interests                                                                                                      (155)

Net income                                                         $         39,514  $                39,789 $         29,887

  In 1994 customers of the Sacramento system were awarded special rebates totaling $3,000,000 in connection with litigation concerning the system's pricing in the late 1980s. The rebates reduced net income by $1,600,000. Also in 1994 Scripps Cable accrued $6,500,000 as an estimate of the ultimate costs of certain lawsuits (see Note 12). The accrual reduced net income by $4,000,000. In 1995 the accrual was increased $1,400,000 based upon reassessment of the probable costs of the lawsuits, reducing net income by $900,000. Also in 1994 the IRS proposed adjustments related to certain intangible assets and a deduction related to the redemption of a partnership interest in certain of the cable television systems. Based upon the proposed adjustments management changed its estimate of the tax liabilities for prior years. The resulting change in the liability for prior year income taxes increased 1994 net income by $11,800,000.

Net Assets
( in thousands )                                                                                                   As of
                                                                                                               December 31,
                                                                                                                   1995

Property, plant and equipment                                                                               $        294,557
Goodwill and other intangible assets                                                                                  93,496
Other assets                                                                                                          26,014
Deferred income tax liabilities                                                                                     (76,210)
Other liabilities                                                                                                   (32,019)
Net assets                                                                                                  $        305,838



Cash Flows
( in thousands )
                                                                                  For the years ended December 31,
                                                                          1996                  1995                1994

Net income                                                         $         27,263  $                39,789 $         29,887
Depreciation and amortization                                                48,008                   53,999           57,331
Other, net                                                                 (10,178)                    8,291          (8,594)

Net cash provided by operating activities                          $         65,093  $               102,079 $         78,624

Capital expenditures                                               $       (57,898)  $              (47,484) $       (41,616)
Acquisition of cable television
     systems (primarily equipment and intangible assets)                   (62,099)                    (384)            (385)
Other, net                                                                      422                    2,930            1,505

Net cash used in investing activities                              $      (119,575)  $              (44,938) $       (40,496)

15.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:


( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1996                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    254,245 $     277,323 $    265,483 $    324,807 $   1,121,858

Operating expenses:
   Employee compensation and benefits                               86,883        89,333       90,078       94,403       360,697
   Newsprint and ink                                                34,169        33,162       29,402       26,657       123,390
   Program, production and copyright costs                          16,576        16,492       17,756       38,166        88,990
   Other operating expenses                                         61,622        66,961       65,746       79,224       273,553
   Depreciation and amortization                                    17,519        16,952       17,256       17,650        69,377

   Total operating expenses                                        216,769       222,900      220,238      256,100       916,007

Operating income                                                    37,476        54,423       45,245       68,707       205,851
Interest expense                                                   (1,413)       (2,224)      (2,713)      (3,279)       (9,629)
Miscellaneous, net                                                   (382)           705          291       22,751        23,365
Income taxes                                                      (15,274)      (22,998)     (18,331)     (29,408)      (86,011)
Minority interests                                                   (687)         (798)        (841)      (1,110)       (3,436)

Income from continuing operations                                   19,720        29,108       23,651       57,661       130,140
Income from discontinued operation                                   9,595        12,782       12,268      (7,382)        27,263

Net income                                                    $     29,315 $      41,890 $     35,919 $     50,279 $     157,403

Per share of common stock:
     Income from continuing operations                                $.25          $.36         $.29         $.72         $1.62

     Net income                                                       $.37          $.52         $.45         $.62         $1.96

Weighted-average shares outstanding                                 80,204        80,308       80,473       80,620        80,401

Cash dividends per share of common stock                              $.13          $.13         $.13         $.13          $.52

  The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1995                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    245,269 $     259,307 $    244,731 $    281,071 $   1,030,378

Operating expenses:
   Employee compensation and benefits                               83,753        84,112       84,699       85,957       338,521
   Newsprint and ink                                                26,871        29,381       32,008       35,319       123,579
   Program, production and copyright costs                          17,386        15,146       15,448       18,016        65,996
   Other operating expenses                                         60,959        62,689       62,094       68,794       254,536
   Depreciation and amortization                                    16,063        16,429       17,140       16,958        66,590

   Total operating expenses                                        205,032       207,757      211,389      225,044       849,222

Operating income                                                    40,237        51,550       33,342       56,027       181,156
Interest expense                                                   (3,353)       (2,829)      (2,441)      (2,600)      (11,223)
Miscellaneous, net                                                     782           394        1,427      (1,068)         1,535
Income taxes                                                      (16,971)      (21,127)     (14,187)     (22,247)      (74,532)
Minority interests                                                   (935)         (868)        (784)        (760)       (3,347)

Income from continuing operations                                   19,760        27,120       17,357       29,352        93,589
Income from discontinued operation                                   9,354         9,019       10,277       11,139        39,789

Net income                                                    $     29,114 $      36,139 $     27,634 $     40,491 $     133,378

Per share of common stock:
     Income from continuing operations                                $.25          $.34         $.22         $.37         $1.17

     Net income                                                       $.36          $.45         $.35         $.51         $1.67

Weighted-average shares outstanding                                 79,854        79,927       80,010       80,031        79,956

Cash dividends per share of common stock                              $.11          $.13         $.13         $.13          $.50

  The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

                         THE E. W. SCRIPPS COMPANY

            Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994                                                                SCHEDULE II
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful
    accounts receivable                               $       3,447 $      5,422 $      4,895                   $          3,974

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful
    accounts receivable                               $       3,937 $      5,385 $      5,875                   $          3,447
Allowance for sales returns                                     601                       601                                  0

Total receivable allowances                           $       4,538 $      5,385 $      6,476                   $          3,447


YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful
    accounts receivable                               $       5,049 $      3,317 $      4,429                   $          3,937
Allowance for sales returns                                     679                        78                                601

Total receivable allowances                           $       5,728 $      3,317 $      4,507                   $          4,538

                                                     THE E. W. SCRIPPS COMPANY
                                                         Index to Exhibits


                                                                                                                          Exhibit
                                                                                                                            No.
Exhibit                                                                                                                   Incor-
 Number                                                 Description of Item                                          Page porated

  3.01   Articles of Incorporation                                                                                     (13)  3.01
  3.02   Code of Regulations                                                                                           (13)  3.02
  4.01   Class A Common Share Certificate                                                                              (4)     4
  4.02   Form of Indenture                                                                                             (2)    4.1
  4.03   Form of Debt Securities                                                                                       (2)    4.2
  10A    Agreement and Plan of Merger by and among The E. W. Scripps Company,
              Scripps Howard, Inc. and Comcast Corporation (the "Merger Agreement")                                    (11)   10
  10B    Form of Amendment to the Merger Agreement                                                                     (12)
 10.01   Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
             Journal Publishing Company, New Mexico State Tribune Company and
             Albuquerque Publishing Company, as amended                                                                (1)   10.01
 10.02   Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
             Birmingham News Company and Birmingham Post Company                                                       (1)   10.02
 10.03   Joint Operating Agreement, dated September 23, 1977, between the
             Cincinnati Enquirer, Inc. and the Company, as amended                                                     (1)   10.03
 10.04   Joint Operating Agreement, dated May 24, 1989, between the El Paso Times, Inc.
             and the Company, as amended                                                                               (8)   10.04
 10.05   Amended and Restated Joint Operating Agreement, dated October 23, 1986, among
             Evansville Press Company, Inc., Hartmann Publications, Inc. and Evansville
             Printing Corporation                                                                                      (1)   10.05
 10.06   Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
             Number Seven and Jefferson Building Partnership                                                           (1)   10.08A
 10.06A  Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
             New Mexico State Tribune Company, Number Seven and Jefferson Building
             Partnership                                                                                               (1)   10.08B
 10.07   Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
             Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
             Trust, as amended                                                                                         (1)   10.11
 10.44   Agreement and Plan Merger by and among Scripps Howard Broadcasting Company;
             The E. W. Scripps Company and SHB Merger Corporation                                                      (10)  10.58
 10.52   Description of Annual and Medium Term Bonus Plan                                                              (1)   10.34
 10.52A  Description of Deferred Compensation Plan                                                                     (1)   10.35A
 10.52B  Form of Election Agreement for Annual Bonus Plan Deferral                                                     (1)   10.35B
 10.52C  Form of Election Agreement for Medium Term Bonus Plan Deferral                                                (1)   10.35C
 10.53   1987 Long-Term Incentive Plan                                                                                 (1)   10.36
 10.53A  Form of Nonqualified Stock Option Agreement                                                                   (1)   10.36A
 10.53B  Form of Restricted Share Award Agreement                                                                      (1)   10.36B
 10.54   Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
             as amended                                                                                                (1)   10.39A
 10.54A  Assignment, Assumption, and Release Agreement, dated December 31, 1987,
             between the Company, Scripps Howard, Inc. and Charles E. Scripps                                          (1)   10.39B
 10.54B  Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
             the Company and Charles E. Scripps                                                                        (1)   10.39C
 10.55   Board Representation Agreement, dated March 14, 1986, between
             The Edward W. Scripps Trust and John P. Scripps                                                           (1)   10.44
 10.56   Shareholder Agreement, dated March 14, 1986, between the Company and the
             Shareholders of John P. Scripps Newspapers                                                                (1)   10.45
 10.57   Scripps Family Agreement dated October 15, 1992                                                               (6)   1
   12    Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended
              December 31, 1996                                                                                        E-3
   22    Subsidiaries of the Company                                                                                   E-4
   24    Independent Auditors' Consent                                                                                 E-5
   27    Financial Data Schedule                                                                                       E-6



    (1)  Incorporated by reference to Registration Statement of The
         E. W. Scripps Company on Form S-1 (File No. 33-21714).

    (2)  Incorporated by reference to Registration Statement of The
         E. W. Scripps Company on Form S-3 (File No. 33-43989).

    (4)  Incorporated by reference to The E. W. Scripps Company
         Annual Report on Form 10-K for the year ended December 31, 1990.

    (6)  Incorporated by reference to The E. W. Scripps Company
         Current Report on Form 8-K dated October 15, 1992.

    (8)  Incorporated by reference to The E. W. Scripps Company
         Annual Report on Form 10-K for the year ended December 31, 1991.

   (10)  Incorporated by reference to Registration Statement on Form
         S-4 (File No. 33-54591)

   (11)  Incorporated by reference to The E. W. Scripps Company
         Current Report on Form 8-K dated December 28, 1995.

   (12) Incorporated by reference to Registration Statement of Comcast Corporation on Form S-4 (File No. 333-13083).

   (13)  Incorporated by reference to Scripps Howard, Inc.
         Registration Statement on Form 10 (File No. 1-11969).