Form 10-Q
period 1997-03-31
SCRIPPS E W CO /DE
filed 1997-05-13
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997


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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1997 there were 61,639,561 of the Registrant's Class A Common Shares outstanding and 19,333,711 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997



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




                               PART II


ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings relating to renewal of broadcast licenses, none of which is expected to result in material loss.



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


                                    THE E. W. SCRIPPS COMPANY



Dated:   May 13, 1997               BY:/s/ D. J. Castellini
                                           D. J. Castellini
                                           Senior Vice President,
                                           Finance & Administration

                       THE E. W. SCRIPPS COMPANY


                    Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Stockholders' Equity                F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-9

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1997               1996              1996
                                                                              (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       19,146    $        10,145    $      12,871
     Short-term investments                                                        20,500              2,700
     Accounts and notes receivable (less
         allowances -$4,247, $3,974, $3,534)                                      177,698            182,687          148,468
     Program rights and production costs                                           37,137             44,639           51,911
     Inventories                                                                   12,647             11,753           12,941
     Deferred income taxes                                                         24,392             24,897           22,608
     Miscellaneous                                                                 24,210             32,203           18,514
     Total current assets                                                         315,730            309,024          267,313

Net Assets of Discontinued Operation - Scripps Cable                                                                  349,384

Investments                                                                        54,450             40,580           55,069

Property, Plant and Equipment                                                     426,174            430,703          428,885

Goodwill and Other Intangible Assets                                              585,546            590,452          490,692

Other Assets:
     Program rights and production costs (less current portion)                    30,087             35,281           23,379
     Subscriber acquisition costs (less current portion)                           46,852             38,337            2,366
     Miscellaneous                                                                 19,767             19,236           12,110
     Total other assets                                                            96,706             92,854           37,855

TOTAL ASSETS                                                               $    1,478,606    $     1,463,613    $   1,629,198

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1997               1996              1996
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $       90,040    $        90,040    $      34,741
    Accounts payable                                                               66,197             88,574           62,537
    Customer deposits and unearned revenue                                         32,256             30,208           23,799
    Accrued liabilities:
        Employee compensation and benefits                                         29,540             33,622           27,137
        Subscriber acquisition costs                                               30,523             33,895              845
        Miscellaneous                                                              51,297             47,063           60,772
    Total current liabilities                                                     299,853            323,402          209,831

Deferred Income Taxes                                                              65,912             63,953           60,657

Long-Term Debt (less current portion)                                              31,806             31,793           31,824

Other Long-Term Obligations and Minority Interests                                110,632             99,874          109,423

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 61,622,211; 61,293,240; and 60,471,678 shares                  616                613              605
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,333,711; 19,470,382; and 19,807,053 shares               193                195              198
    Total                                                                             809                808              803
    Additional paid-in capital                                                    277,148            272,703          259,824
    Retained earnings                                                             695,974            676,471          935,483
    Unrealized gains (losses) on securities available for sale                      1,696              (713)           21,966
    Unvested restricted stock awards                                              (5,647)            (5,241)          (1,340)
    Foreign currency translation adjustment                                           423                563              727
    Total stockholders' equity                                                    970,403            944,591        1,217,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,478,606    $     1,463,613    $   1,629,198

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
(in thousands, except per share data)                                                                   Three months ended
                                                                                                             March 31,
                                                                                                        1997             1996

Operating Revenues:
    Advertising                                                                                     $  203,881       $  186,927
    Circulation                                                                                         33,808           33,564
    Licensing                                                                                           16,356           12,606
    Joint operating agency distributions                                                                11,409            8,911
    Program production                                                                                  11,420            2,641
    Other                                                                                               13,836            9,596
    Total operating revenues                                                                           290,710          254,245

Operating Expenses:
    Employee compensation and benefits                                                                  94,805           86,883
    Newsprint and ink                                                                                   27,351           34,169
    Program, production and copyright costs                                                             25,827           16,550
    Other operating expenses                                                                            68,608           61,648
    Depreciation                                                                                        13,424           12,438
    Amortization of intangible assets                                                                    4,844            5,081
    Total operating expenses                                                                           234,859          216,769

Operating Income                                                                                        55,851           37,476

Other Credits (Charges):
    Interest expense                                                                                   (2,566)          (1,413)
    Miscellaneous, net                                                                                     113            (382)
    Net other credits (charges)                                                                        (2,453)          (1,795)

Income from Continuing Operations
    Before Taxes and Minority Interests                                                                 53,398           35,681
Provision for Income Taxes                                                                              22,477           15,274

Income from Continuing Operations
    Before Minority Interests                                                                           30,921           20,407
Minority Interests                                                                                         898              687

Income From Continuing Operations                                                                       30,023           19,720
Income From Discontinued Operation - Scripps Cable                                                                        9,595

Net Income                                                                                          $   30,023       $   29,315


Per Share of Common Stock:
    Income from continuing operations                                                                     $.37             $.25

    Net income                                                                                            $.37             $.37

    Dividends declared                                                                                    $.13             $.13


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
(in thousands)                                                                                          Three months ended
                                                                                                              March 31,
                                                                                                        1997             1996

Cash Flows from Operating Activities:
Income from continuing operations                                                                   $   30,023       $   19,720
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                                                     18,268           17,519
      Deferred income taxes                                                                                827               53
      Minority interests in income of subsidiary companies                                                 898              687
      Subscriber acquisition costs                                                                     (2,946)            (744)
      Other changes in certain working capital accounts, net                                             2,685           14,931
      Miscellaneous, net                                                                                 5,186          (4,760)
Net cash provided by continuing operating activities                                                    54,941           47,406

Discontinued Operation - Scripps Cable:
      Income                                                                                                              9,595
      Adjustment to derive cash flows from operating activities                                                          16,156
      Net cash provided                                                                                                  25,751

Net operating activities                                                                                54,941           73,157

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                             (8,896)         (17,396)
Purchase of subsidiary companies and long-term investments                                            (10,950)          (1,187)
Change in short-term investments, net                                                                 (17,800)           25,013
Miscellaneous, net                                                                                         525            1,622
Net investing activities of continuing operations                                                     (37,121)            8,052
Net investing activities of discontinued operation                                                                     (76,431)
Net investing activities                                                                              (37,121)         (68,379)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                                              34,700
Payments on long-term debt                                                                                (11)         (49,010)
Dividends paid                                                                                        (10,520)         (10,434)
Dividends paid to minority interests                                                                     (396)            (449)
Miscellaneous, net (primarily exercise of stock options)                                                 2,108            3,890
Net financing activities of continuing operations                                                      (8,819)         (21,303)
Net financing activities of discontinued operation                                                                        (625)
Net financing activities                                                                               (8,819)         (21,928)

Increase (Decrease) in Cash and Cash Equivalents                                                         9,001         (17,150)

Cash and Cash Equivalents:
Beginning of year                                                                                       10,145           30,021

End of period                                                                                       $   19,146       $   12,871


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $      664       $    2,552
   Income taxes paid                                                                                     7,406            5,347

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
( in thousands, except share data )
                                                                                         Unrealized
                                                                                       Gains (Losses)   Unvested       Foreign
                                                           Additional                  on Securities   Restricted     Currency
                                                Common      Paid-in        Retained      Available       Stock       Translation
                                                 Stock      Capital        Earnings       for Sale       Awards      Adjustment

Balances at December 31, 1995                 $    801   $   254,063    $   916,602    $    20,720    $   (1,573)   $         813

Net income                                                                   29,315
Dividends:  declared and
    paid - $.13 per share                                                  (10,434)
Conversion of 171,320 Common Voting Shares
    to 171,320 Class A Common Shares
214,950 Class A Common Shares issued
    pursuant to compensation plans                   2         4,499                                         (63)
Tax benefits of compensation plans                             1,262
Amortization of restricted stock awards                                                                       296
Foreign currency translation adjustment                                                                                      (86)
Increase in unrealized gains (losses) on
    securities available for sale, net
    of deferred income taxes of $671                                                         1,246

Balances at March 31, 1996                    $    803   $   259,824    $   935,483 $       21,966    $   (1,340)   $         727

Balances at December 31, 1996                 $    808   $   272,703    $   676,471    $     (713)    $   (5,241)   $         563

Net income                                                                   30,023
Dividends:  declared and
    paid - $.13 per share                                                  (10,520)
Conversion of 136,671 Common Voting Shares
    to 136,671 Class A Common Shares
192,300 Class A Common Shares issued
    pursuant to compensation plans                   1         3,221                                      (1,137)
Tax benefits of compensation plans                             1,224
Amortization of restricted stock awards                                                                       731
Foreign currency translation adjustment                                                                                     (140)
Increase in unrealized gains (losses) on
    securities available for sale, net
    of deferred income taxes of $1,635                                                       2,409

Balances at March 31, 1997                    $    809   $   277,148    $   695,974 $        1,696    $   (5,647)   $         423

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )
____________________________________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 1996 included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - Net income per share computations are based upon the weighted-average common shares outstanding. Common stock equivalents in the form of stock options are excluded from the computations as they have no material effect on the per share amounts. The weighted-average common shares outstanding were as follows:

(in thousands)                                                                                          Three months ended
                                                                                                            March 31,
                                                                                                        1997             1996
Weighted-average shares outstanding                                                                     80,904           80,204

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share in the first quarter of 1997. The new standard, which the Company must adopt in the fourth quarter of 1997, will require the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share and diluted earnings per shares would not be materially different than earnings per share presented in these financial statements.


2.   ACQUISITIONS AND DIVESTITURES

A.   Acquisitions

1997 - There were no acquisitions in the three months ended March
31, 1997.

1996 - There were no acquisitions in the three months ended March
31, 1996.

In May the Company acquired the Vero Beach, Florida, Press Journal. The acquisition was accounted for as a purchase and the acquired operations have been included in the Consolidated Statements of Income from the date of acquisition.

B.   Divestitures

1996 - The Company sold its equity interest in The Television Food Network, a cable programming network. No material gain or loss was realized as proceeds approximated the book value of the net assets sold.

3.   LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1997               1996              1996

6.17% note, due in 1997                                                    $       90,000    $        90,000
7.375% notes, due in 1998                                                          29,682             29,658    $      29,658
Variable Rate Credit Facilities                                                                                        34,700
Other notes                                                                         2,164              2,175            2,207

Total long-term debt                                                              121,846            121,833           66,565
Current portion of long-term debt                                                  90,040             90,040           34,741

Long-term debt (less current portion)                                      $       31,806    $        31,793    $      31,824


The Company has a Competitive Advance/Revolving Credit Agreement and other variable rate credit facilities ("Variable Rate Credit Facilities") which expire through September 1997 and permit maximum borrowings up to $50,000,000. Maximum borrowings under the facilities are changed as the Company's anticipated needs change and are not indicative of the Company's short-term borrowing capacity. The credit facilities may be extended upon mutual agreement.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. The Company is in compliance with all debt covenants.


4.   DISCONTINUED OPERATION - SCRIPPS CABLE

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

Scripps Cable represented an entire business segment, therefore its results are reported as a "discontinued operation" for all periods presented. Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The E. W. Scripps Company ("Company") publishes daily newspapers in 16 markets, operates television stations in nine markets, and its entertainment division consists of Home & Garden Television ("HGTV," a 24-hour cable television network), comic character licensing and television program production.

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

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )                                                                       Year-to-Date
                                                                                                       1997    Change         1996

Operating revenues:
     Newspapers                                                                                    $ 174,854     10.1 %   $  158,843
     Broadcast television                                                                             72,696      2.8 %       70,721
     Entertainment                                                                                    43,160     74.9 %       24,681

Total operating revenues                                                                           $ 290,710     14.3 %   $  254,245

Operating income:
     Newspapers                                                                                    $  40,266     53.3 %   $   26,271
     Broadcast television                                                                             18,731      7.1 %       17,483
     Entertainment                                                                                     1,034                 (1,650)
     Corporate                                                                                       (4,180)                 (4,210)

     Total                                                                                            55,851     47.4 %       37,894
     Television Food Network                                                                                                   (418)

Total operating income                                                                                55,851     49.0 %       37,476
Interest expense                                                                                     (2,566)                 (1,413)
Miscellaneous, net                                                                                       113                   (382)
Income taxes                                                                                        (22,477)                (15,274)
Minority interest                                                                                      (898)                   (687)

Income from continuing operations                                                                  $  30,023     52.2 %   $   19,720

Per share of common stock:
     Income from continuing operations                                                                  $.37     48.0 %         $.25

( in thousands )                                                                                              Year-to-Date
                                                                                                       1997    Change         1996

Other Financial and Statistical Data - excluding divested operating unit:

Total advertising revenues                                                                         $ 203,881      9.1 %   $  186,927

Advertising revenues as a
     percentage of total revenues                                                                     70.1 %                  73.5 %

EBITDA:
     Newspapers                                                                                    $  50,930     42.3 %   $   35,780
     Broadcast television                                                                             24,930      2.4 %       24,339
     Entertainment                                                                                     2,129                   (725)
     Corporate                                                                                       (3,870)                 (3,981)

     Total                                                                                         $  74,119     33.8 %   $   55,413

Effective income tax rate                                                                             42.1 %                  42.8 %

Weighted-average shares outstanding                                                                   80,904      0.9 %       80,204

Total capital expenditures                                                                         $   8,896              $   17,396


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

The Company acquired the Vero Beach, Florida, Press Journal in May 1996 and sold its equity interest in The Television Food Network
("TV Food") in April 1996.

Year-to-date operating losses for HGTV totaled $2,600,000, $1,600,000 after-tax, $.02 per share in 1997 and $3,800,000,
$2,300,000 after-tax, $.03 per share in 1996.

Interest expense increased and total long-term debt was $55,300,000 higher than at the end of the first quarter in 1996 due primarily to the Vero Beach newspaper acquisition.

Operating results, excluding TV Food, are presented below and on the following pages. The results of TV Food are excluded from the segment operating results because management believes it is not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment were as follows:

( in thousands )                                                                                              Year-to-Date
                                                                                                       1997    Change         1996

Operating revenues:
     Local                                                                                         $  54,703     12.6 %   $   48,585
     Classified                                                                                       49,902      9.4 %       45,621
     National                                                                                          5,626     32.5 %        4,246
     Preprint                                                                                         16,023      3.0 %       15,550

     Newspaper advertising                                                                           126,254     10.7 %      114,002
     Circulation                                                                                      33,808      0.7 %       33,564
     Joint operating agency distributions                                                             11,409     28.0 %        8,911
     Other                                                                                             3,383     43.0 %        2,366

Total operating revenues                                                                             174,854     10.1 %      158,843

Operating expenses:
     Employee compensation and benefits                                                               59,290      8.4 %       54,716
     Newsprint and ink                                                                                27,351    (20.0)%       34,169
     Other                                                                                            37,283      9.1 %       34,178
     Depreciation and amortization                                                                    10,664     12.1 %        9,509

Total operating expenses                                                                             134,588      1.5 %      132,572

Operating income                                                                                   $  40,266     53.3 %   $   26,271

Other Financial and Statistical Data:

EBITDA                                                                                             $  50,930     42.3 %   $   35,780

Percent of operating revenues:
    Operating income                                                                                  23.0 %                  16.5 %
    EBITDA                                                                                            29.1 %                  22.5 %

Capital expenditures                                                                               $   6,157              $    5,231

Advertising inches:
     Local                                                                                             1,992     17.7 %        1,693
     Classified                                                                                        1,708     11.3 %        1,534
     National                                                                                            128     54.2 %           83

     Total full run ROP                                                                                3,828     15.6 %        3,310


Strong growth in newspaper advertising revenue and a decline in newsprint prices led to the improvement in EBITDA. The rate of growth in newspaper advertising was more than double that of the previous three quarters. The Vero Beach newspaper, acquired in May 1996, accounted for approximately one-third of the increase in advertising revenues.

Newsprint prices in the first quarter of 1997 were approximately one-third lower than in the first quarter of 1996. Newsprint consumption increased 14%. Newsprint suppliers announced an approximate 15% price increase effective March 1, 1997. If there are no further price changes, the year-over-year cost of newsprint will decrease approximately 10% in the second quarter, be unchanged in the third quarter, and increase 25% in the fourth quarter of 1997.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:

( in thousands )                                                                                              Year-to-Date
                                                                                                       1997    Change         1996

Operating revenues:
     Local                                                                                         $  38,424      8.1 %   $   35,560
     National                                                                                         29,457      0.3 %       29,377
     Political                                                                                            89                   1,382
     Other                                                                                             4,726      7.4 %        4,402

Total operating revenues                                                                              72,696      2.8 %       70,721

Operating expenses:
     Employee compensation and benefits                                                               25,436      7.2 %       23,727
     Program and copyright costs                                                                      11,042     (1.4)%       11,203
     Other                                                                                            11,288     (1.4)%       11,452
     Depreciation and amortization                                                                     6,199     (9.6)%        6,856

Total operating expenses                                                                              53,965      1.4 %       53,238

Operating income                                                                                   $  18,731      7.1 %   $   17,483

Other Financial and Statistical Data:

EBITDA                                                                                             $  24,930      2.4 %   $   24,339

Percent of operating revenues:
    Operating income                                                                                  25.8 %                  24.7 %
    EBITDA                                                                                            34.3 %                  34.4 %

Capital expenditures                                                                               $   2,107              $   11,505


The increasing political advertising in even-numbered years when congressional and presidential elections occur make it increasingly difficult to achieve year-over-year increases in operating results in odd-numbered years. Year-over-year comparisons in subsequent quarters will be more difficult due to greater amounts of political advertising in the 1996 periods. Political advertising totaled $1,718,000 in the second quarter, $3,982,000 in the third quarter, and $12,423,000 in the fourth quarter of 1996.

The increase in employee costs is due primarily to the Company's expanded schedules of local news programs. Depreciation and amortization decreased in in the first quarter of 1997 as certain intangible assets acquired in the 1991 purchase of the Baltimore station became fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment, excluding TV Food, were as follows:

( in thousands )                                                                                              Year-to-Date
                                                                                                       1997    Change         1996

Operating revenues:
     Licensing                                                                                     $  16,356     29.7 %   $   12,606
     Newspaper feature distribution                                                                    5,348     11.2 %        4,808
     Advertising                                                                                       5,673                   3,188
     Subscriber fees                                                                                   3,737                   1,132
     Program production                                                                               11,420                   2,641
     Other                                                                                               626                     306

Total operating revenues                                                                              43,160     74.9 %       24,681

Operating expenses:
     Employee compensation and benefits                                                                7,380     32.6 %        5,566
     Artists' royalties                                                                               10,655     20.1 %        8,874
     Programming and production costs                                                                 14,785                   5,347
     Other                                                                                             8,211     46.1 %        5,619
     Depreciation and amortization                                                                     1,095     18.4 %          925

Total operating expenses                                                                              42,126     60.0 %       26,331

Operating income (loss)                                                                            $   1,034              $  (1,650)

Other Financial and Statistical Data:

EBITDA                                                                                             $   2,129              $    (725)

Capital expenditures                                                                               $     468              $      536

Licensing revenues benefited primarily from the growing popularity of "Dilbert" in the U.S. and the strength of "Peanuts" in Japan.
The Company signed several long-term licensing and book publishing agreements for "Dilbert" in 1996. Total international licensing revenues increased 23% in the first quarter, despite the stronger dollar. Japanese licensing revenues increased 41% in local currency in 1997.

Program production revenues are subject to substantial fluctuation due to the timing of completion and delivery of programs. Scripps Howard Productions ("SHP") delivered four hours of programming in the first quarter of 1997 and none in the first quarter of 1996. SHP delivered eight hours of programming for the full year of 1996.

Subscriber fees and advertising revenue increased due to the continued growth of HGTV.

Year-to-date operating losses for HGTV totaled $2,600,000 in 1997 and $3,800,000 in 1996.

Programming and production costs increased due to the additional hours of programming produced by SHP and higher programming costs associated with the growth of HGTV.

In 1996 the Company agreed to pay incentives of approximately $50,000,000 to certain cable television system operators in exchange for long-term contracts to carry HGTV. In the first quarter of 1997 the Company agreed to pay approximately $9,000,000 to additional cable television system operators in exchange for carriage contracts. The amount of the incentives approximates the subscriber revenues HGTV expects to receive over the terms of the contracts. However, advertising revenue is expected to increase as HGTV's viewership increases. The costs of the incentives are amortized based upon the percentage of the current period's subscriber revenues to estimated total subscriber revenue over the terms of the contracts. Based on contractual commitments as of early May 1997, HGTV will be telecast to at least 30 million homes by December 31, 1997. Additional incentive payments may be required to obtain carriage on additional cable television systems.

From time-to-time the Company uses foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. These contracts reduce the risk of changes in the exchange rate on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The maturity of the contracts coincide with the quarterly payments of licensing royalties. The Company does not hold foreign currency contracts for trading purposes and does not hold leveraged contracts. Information about the Company's foreign currency contracts, which require the Company to sell yen at a specified rate, at March 31, 1997 was as follows:

     Maturity      Contract       Exchange     US Dollar
       Date     Amount (in yen)     Rate      Equivalent

     5/15/97     150,345,000       100.23     $1,500,000
     8/15/97     160,440,000       106.96      1,500,000
    11/17/97     173,700,000       115.80      1,500,000


LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operations. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments.
Management expects total cash flow from continuing operating activities in 1997 will be sufficient to meet the Company's expected capital expenditures, required debt payments and dividend payments.

Cash flow provided by continuing operating activities was $54,900,000 in 1997 compared to $47,400,000 in 1996.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $101,000,000 at March 31, 1997 and was 9% of total capitalization. Management believes the Company's cash and cash equivalents, short-term investments and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and expansion of existing businesses and the development or acquisition of new businesses.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


  Exhibit
    No.                          Item                         Page


     12       Ratio of Earnings to Fixed Charges               E-2