Form 10-Q
period 1997-06-30
SCRIPPS E W CO /DE
filed 1997-08-01
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997


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

                    Yes   X                    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1997 there were 61,681,102 of the Registrant's Class A Common Shares outstanding and 19,333,711 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 1997 Annual Meeting of Shareholders.

                                                                                             Broker
Description of Matters Submitted                          In Favor    Against    Abstain    Non-Votes
Class A Common Shares:
   Election of Directors:
   Daniel J. Meyer                                       58,398,381     152,749               3,045,231
   Nicholas B. Paumgarten                                58,038,421     512,709               3,045,231
   Ronald W. Tysoe                                       58,398,381     152,749               3,045,231

Common Voting Shares:
   Election of Directors                                 18,286,233                           1,047,478

   Adopt 1997 Long-Term Incentive Plan                   18,286,233                           1,047,478

   Amend 1994 Non-Employee Directors' Stock Option Plan  18,286,233                           1,047,478

   Adopt 1997 Deferred Compensation
      and Stock Plan for Directors                       18,286,233                           1,047,478


ITEM 5.   OTHER INFORMATION

None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                 Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.



                            Reports on Form 8-K

A Current Report on Form 8-K reporting the Company's agreement to acquire the newspaper and broadcast properties of Harte-Hanks Communications, Inc. was filed on June 5, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE E. W. SCRIPPS COMPANY



Dated:  August 1, 1997              BY:/s/ D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President,
                                    Finance & Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1997               1996              1996
                                                                              (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       13,794    $        10,145    $      15,594
     Short-term investments                                                        33,389              2,700
     Accounts and notes receivable (less
         allowances -$4,834, $3,974, $3,736)                                      176,484            182,687          157,426
     Program rights and production costs                                           29,979             44,639           32,960
     Inventories                                                                   12,705             11,753           11,126
     Deferred income taxes                                                         25,134             24,897           23,365
     Miscellaneous                                                                 43,034             32,203           28,773
     Total current assets                                                         334,519            309,024          269,244

Net Assets of Discontinued Operation - Scripps Cable                                                                  354,234

Investments                                                                        66,067             40,580           51,273

Property, Plant and Equipment                                                     426,267            430,703          437,635

Goodwill and Other Intangible Assets                                              581,170            590,452          596,454

Other Assets:
     Program rights and production costs (less current portion)                    25,330             35,281           38,983
     Subscriber acquisition costs (less current portion)                           49,046             38,337            2,195
     Miscellaneous                                                                 19,961             19,236           14,410
     Total other assets                                                            94,337             92,854           55,588

TOTAL ASSETS                                                               $    1,502,360    $     1,463,613    $   1,764,428

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1997               1996              1996
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $       90,040    $        90,040    $      32,040
    Accounts payable                                                               53,860             88,574           68,149
    Customer deposits and unearned revenue                                         33,905             30,208           31,931
    Accrued liabilities:
        Employee compensation and benefits                                         32,764             33,622           30,281
        Subscriber acquisition costs                                               40,357             33,895            2,223
        Miscellaneous                                                              45,298             47,063           38,263
    Total current liabilities                                                     296,224            323,402          202,887

Deferred Income Taxes                                                              69,998             63,953           63,987

Long-Term Debt (less current portion)                                              31,819             31,793          131,815

Other Long-Term Obligations and Minority Interests (less current portion)         102,105             99,874          112,563

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding:  61,640,302; 61,293,240; and 60,981,720 shares                 616                613              610
        Voting - authorized:  30,000,000 shares; issued and
          outstanding:  19,333,711; 19,470,382; and 19,470,382 shares                 193                195              195
    Total                                                                             809                808              805
    Additional paid-in capital                                                    277,634            272,703          266,833
    Retained earnings                                                             724,026            676,471          966,916
    Unrealized gains (losses) on securities available for sale                      4,385              (713)           22,285
    Unvested restricted stock awards                                              (5,265)            (5,241)          (4,332)
    Foreign currency translation adjustment                                           625                563              669
    Total stockholders' equity                                                  1,002,214            944,591        1,253,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,502,360    $     1,463,613    $   1,764,428

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                                Three months ended                 Six months ended
                                                                           June 30,                             June 30,
                                                                     1997             1996              1997             1996

Operating Revenues:
    Advertising                                                  $  226,661       $  209,432        $  430,542       $  396,359
    Circulation                                                      32,153           32,102            65,961           65,666
    Licensing                                                        14,532           12,176            30,888           24,782
    Joint operating agency distributions                             13,121           11,704            24,530           20,615
    Program production                                                2,299            1,734            13,719            4,375
    Other                                                            16,746           10,176            30,582           19,772
    Total operating revenues                                        305,512          277,324           596,222          531,569

Operating Expenses:
    Employee compensation and benefits                               96,381           89,333           191,186          176,216
    Newsprint and ink                                                30,416           33,161            57,767           67,330
    Program, production and copyright costs                          16,988           16,460            42,815           33,010
    Other operating expenses                                         74,072           66,996           142,680          128,644
    Depreciation                                                     12,470           11,741            25,894           24,179
    Amortization of intangible assets                                 4,824            5,210             9,668           10,291
    Total operating expenses                                        235,151          222,901           470,010          439,670

Operating Income                                                     70,361           54,423           126,212           91,899

Other Credits (Charges):
    Interest expense                                                (2,484)          (2,224)           (5,050)          (3,637)
    Miscellaneous, net                                                  368              705               481              323
    Net other credits (charges)                                     (2,116)          (1,519)           (4,569)          (3,314)

Income from Continuing Operations
    Before Taxes and Minority Interests                              68,245           52,904           121,643           88,585
Provision for Income Taxes                                           28,728           22,998            51,205           38,272

Income from Continuing Operations
    Before Minority Interests                                        39,517           29,906            70,438           50,313
Minority Interests                                                      938              798             1,836            1,485

Income From Continuing Operations                                    38,579           29,108            68,602           48,828
Income From Discontinued Operation - Scripps Cable                                    12,782                             22,377

Net Income                                                       $   38,579       $   41,890        $   68,602       $   71,205





Per Share of Common Stock:
    Income from continuing operations                                  $.48             $.36              $.85             $.61

    Net income                                                         $.48             $.52              $.85             $.89

    Dividends declared                                                 $.13             $.13              $.26             $.26


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                        1997             1996

Cash Flows from Operating Activities:
Income from continuing operations                                                                   $   68,602       $   48,828
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                                                     35,562           34,470
      Deferred income taxes                                                                              3,066            2,343
      Minority interests in income of subsidiary companies                                               1,836            1,485
      Subscriber acquisition costs                                                                     (7,384)            (524)
      Other changes in certain working capital accounts, net                                          (14,738)           12,166
      Miscellaneous, net                                                                                 8,250         (13,987)
Net cash provided by continuing operating activities                                                    95,194           84,781

Discontinued Operation - Scripps Cable:
      Income                                                                                                             22,377
      Adjustment to derive cash flows from operating activities                                                          21,259
      Net cash provided                                                                                                  43,636

Net operating activities                                                                                95,194          128,417

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (22,154)         (36,774)
Purchase of subsidiary companies and long-term investments                                            (20,503)        (122,678)
Change in short-term investments, net                                                                 (30,689)           25,013
Sale of subsidiary companies and long-term investments                                                     364           11,400
Miscellaneous, net                                                                                         624            7,305
Net investing activities of continuing operations                                                     (72,358)        (115,734)
Net investing activities of discontinued operation                                                                     (93,332)
Net investing activities                                                                              (72,358)        (209,066)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                                             132,000
Payments on long-term debt                                                                                (23)         (49,020)
Dividends paid                                                                                        (21,047)         (20,891)
Dividends paid to minority interests                                                                     (793)            (838)
Miscellaneous, net (primarily exercise of stock options)                                                 2,676            5,596
Net financing activities of continuing operations                                                     (19,187)           66,847
Net financing activities of discontinued operation                                                                        (625)
Net financing activities                                                                              (19,187)           66,222

Increase (Decrease) in Cash and Cash Equivalents                                                         3,649         (14,427)

Cash and Cash Equivalents:
Beginning of year                                                                                       10,145           30,021

End of period                                                                                       $   13,794       $   15,594


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    2,341       $    4,344
   Income taxes paid                                                                                    48,858           32,246

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                         Unrealized
                                                                                        Gains (Losses)   Unvested      Foreign
                                                           Additional                   on Securities   Restricted     Currency
                                                Common      Paid-in        Retained      Available        Stock       Translation
                                                 Stock      Capital        Earnings       for Sale        Awards       Adjustment

Balances at December 31, 1995                 $    801   $   254,063    $   916,602    $    20,720    $   (1,573)   $         813

Net income                                                                   71,205
Dividends:  declared and
     paid - $.26 per share                                                 (20,891)
Conversion of 507,991 Common Voting Shares
     to 507,991 Class A Common Shares
Class A Common Shares issued pursuant to
    compensation plans, net:
    390,950 shares issued; 2,629 shares repurchased  4        11,195                                      (5,598)
Tax benefits of compensation plans                             1,575
Amortization of restricted stock awards                                                                     2,839
Foreign currency translation adjustment                                                                                     (144)
Increase in unrealized gains (losses) on
     securities available for sale, net
     of deferred income taxes of $843                                                        1,565

Balances at June 30, 1996                     $    805   $   266,833    $   966,916    $    22,285    $   (4,332)   $         669

Balances at December 31, 1996                 $    808   $   272,703    $   676,471    $     (713)    $   (5,241)   $         563

Net income                                                                   68,602
Dividends:  declared and
     paid - $.26 per share                                                 (21,047)
Conversion of 136,671 Common Voting Shares
    to 136,671 Class A Common Shares
Class A Common Shares issued pursuant to
    compensation plans, net:
    217,950 issued; 7,559 shares repurchased         1         3,462                                      (1,383)
Tax benefits of compensation plans                             1,469
Amortization of restricted stock awards                                                                     1,359
Foreign currency translation adjustment                                                                                        62
Increase in unrealized gains (losses) on
     securities available for sale, net
     of deferred income taxes of $2,745                                                      5,098

Balances at June 30, 1997                     $    809   $   277,634    $   724,026 $        4,385    $   (5,265)   $         625

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

Net Income Per Share - Net income per share computations are based upon the weighted-average common shares outstanding. Common stock equivalents in the form of stock options are excluded from the computations as they have no material effect on the per share amounts. The weighted-average common shares outstanding were as follows:

( in thousands )                                                      Three months ended                   Six months ended
                                                                          June 30,                             June 30,
                                                                     1997             1996              1997             1996

Weighted-average shares outstanding                                  80,970           80,308            80,937           80,256


The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share in the first quarter of 1997. The new standard, which the Company must adopt in the fourth quarter of 1997, will require the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share would not be materially different than earnings per share presented in these financial statements.

Recently Issued Accounting Standards - The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 129 - Disclosure of Information about Capital Structure ("FAS 129"), No. 130 - Reporting Comprehensive Income ("FAS 130"), and No. 131 - Disclosures about Segments of an Enterprise and Related Information ("FAS 131").
FAS 129, which must be adopted in the fourth quarter of 1997, will have no effect on the Company's financial position or results of operations. FAS 130, which must be adopted in the first quarter of 1998, and FAS 131, which must be adopted in the fourth quarter of 1998, will also have no effect on the Company's financial position. However, FAS 130 will require the Company to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity.
In addition to net income reported in these financial statements, comprehensive income would include unrealized gains and losses on securities available for sale and foreign curency translation adjustments. Management expects FAS 131 will require the Company to change the reportable business segments included in its 1996 Annual Report on Form 10-K and to present additional information, including presenting certain business segment information in its quarterly financial statements.

2.   ACQUISITIONS AND DIVESTITURES

A.   Acquisitions

1997 - There were no acquisitions in the six months ended June 30, 1997.

In May the Company reached an agreement to acquire the newspaper and broadcast properties of Harte-Hanks Communications, Inc. The transaction will be structured as:

     A tax-free "Morris Trust" transaction with an approximate value between $605 million and $625 million. In a Morris Trust transaction the Company will issue Class A Common stock to Harte-Hanks shareholders valued at between $425 million and $605 million, depending upon the amount of debt assumed by the Company. The Company has agreed to assume a maximum of $200 million in debt, in which case the total consideration would be approximately $625 million. The total consideration would be
     approximately $605 million for an all-stock transaction.   The exact
     number of shares issued will be determined by the total consideration and the trading price of the Company's shares within a "collar" range of $32.72 and $40.

     Or the Company will pay approximately $775 million in cash to Harte-Hanks if a Morris Trust transaction is not feasible due to the outcome of pending federal legislation.

The companies expect to determine the structure of the transaction by December 31, 1997.

1996 - In May the Company acquired the Vero Beach, Florida, Press Journal.

The following table presents additional information about the acquisition:

          ( in thousands )                                                                                                Six months
                                                                                                                             ended
                                                                                                                            June 30,
                                                                                                                              1996

          Goodwill and other intangible assets acquired                                                                   $  110,967
          Other assets acquired                                                                                               10,900

          Total                                                                                                              121,867
          Liabilities assumed                                                                                                (1,794)

          Cash paid                                                                                                       $  120,073


The acquisition was accounted for as a purchase and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair values as of the date of acquisition.

The acquired operation has been included in the Consolidated Statements of Income from the date of acquisition. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company and the Press Journal assuming the acquisition had occurred on January 1, 1996. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant and equipment, and the amortization of intangible assets resulting from the acquisition. The unaudited pro forma results of operations are not necessarily indicative of the results which actually would have occurred had the acquisition been completed January 1, 1996.

          ( in thousands )                                                       Three months                             Six months
                                                                                    ended                                   ended
                                                                                   June 30,                                June 30,
                                                                                     1996                                    1996

          Operating revenues                                         $             278,958                              $  537,524
          Income from continuing operations                                         28,079                                  46,718
          Net income                                                                40,861                                  69,095

          Per share of common stock:
               Income from continuing operations                                     $.35                                    $.58
               Net income                                                             .51                                     .86


B.   Divestitures

1997 - There were no divestitures in the six months ended June 30, 1997.

1996 - The Company sold its equity interest in The Television Food Network, a cable programming network. No material gain or loss was realized as proceeds approximated the book value of the net assets sold.


3.   LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1997               1996              1996

6.17% note, due in 1997                                                    $       90,000    $        90,000    $     100,000
7.375% notes, due in 1998                                                          29,706             29,658           29,658
Variable Rate Credit Facilities                                                                                        32,000
Other notes                                                                         2,153              2,175            2,197

Total long-term debt                                                              121,859            121,833          163,855
Current portion of long-term debt                                                  90,040             90,040           32,040

Long-term debt (less current portion)                                      $       31,819    $        31,793    $     131,815


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

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )                         Quarterly Period                              Year-to-Date
                                                          1997     Change         1996                 1997     Change        1996

Operating revenues:
     Newspapers                                      $   181,891      8.9 %   $  166,982           $ 356,745      9.5 %   $  325,825
     Broadcast television                                 87,129      2.3 %       85,204             159,825      2.5 %      155,925
     Entertainment                                        36,492     45.2 %       25,138              79,652     59.9 %       49,819

Total operating revenues                             $   305,512     10.2 %   $  277,324           $ 596,222     12.2 %   $  531,569

Operating income:
     Newspapers                                      $    42,169     19.7 %   $   35,234           $  82,435     34.0 %   $   61,505
     Broadcast television                                 32,116      7.1 %       29,994              50,847      7.1 %       47,477
     Entertainment                                           488                 (2,161)               1,522                 (3,811)
     Corporate                                           (4,412)                 (4,644)             (8,592)                 (8,854)

     Total                                                70,361     20.4 %       58,423             126,212     31.0 %       96,317
     Unusual items                                                               (4,000)                                     (4,000)
     Television Food Network                                                                                                   (418)

Total operating income                                    70,361     29.3 %       54,423             126,212     37.3 %       91,899
Interest expense                                         (2,484)                 (2,224)             (5,050)                 (3,637)
Miscellaneous, net                                           368                     705                 481                     323
Income taxes                                            (28,728)                (22,998)            (51,205)                (38,272)
Minority interest                                          (938)                   (798)             (1,836)                 (1,485)

Income from continuing operations                    $    38,579     32.5 %   $   29,108           $  68,602     40.5 %   $   48,828

Per share of common stock:
     Income from continuing operations                      $.48     33.3 %         $.36                $.85     39.3 %         $.61

     Unusual charge                                                                  .03                                         .03
     Adjusted income from continuing operations             $.48     23.1 %         $.39                $.85     32.8 %         $.64

( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Other Financial and Statistical Data - excluding unusual item and Television Food Network:

Total advertising revenues                           $   226,661      8.2 %   $  209,432           $ 430,542      8.6 %   $  396,359

Advertising revenues as a
     percentage of total revenues                         74.2 %                  75.5 %              72.2 %                  74.6 %

EBITDA:
     Newspapers                                      $    52,269     18.3 %   $   44,199           $ 103,199     29.0 %   $   79,979
     Broadcast television                                 38,087      3.6 %       36,757              63,017      3.1 %       61,096
     Entertainment                                         1,488                 (1,256)               3,617                 (1,981)
     Corporate                                           (4,189)                 (4,326)             (8,059)                 (8,307)

     Total                                           $    87,655     16.3 %   $   75,374           $ 161,774     23.7 %   $  130,787

Effective income tax rate                                 42.1 %                  43.5 %              42.1 %                  43.2 %

Weighted-average shares outstanding                       80,970      0.8 %       80,308              80,937      0.8 %       80,256

Total capital expenditures                           $    13,258              $   19,378           $  22,154              $   36,774


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

In the second quarter of 1996 the Company incurred an unusual charge of approximately $4,000,000, $2,600,000 after-tax, $.03 per share, for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency ("Cincinnati JOA Charge").

The Company acquired the Vero Beach, Florida, Press Journal in May 1996 and sold its equity interest in The Television Food Network ("TV Food") in April 1996.

Year-to-date operating losses for HGTV totaled $4,400,000, $2,900,000 after-tax, $.04 per share in 1997 and $6,900,000, $4,200,000 after-
tax, $.05 per share in 1996. Operating losses for the quarterly periods were $1,800,000, $1,300,000 after-tax, $.02 per share in 1997 and $3,100,000, $1,900,000 after-tax, $.02 per share in 1996.

Interest expense increased in the quarter and year-to-date periods due primarily to the Vero Beach newspaper acquisition.

Operating results, excluding the Cincinnati JOA Charge and TV
Food, are presented on the following pages.  The Cincinnati
JOA Charge and the results of TV Food are excluded from the segment operating results because management believes they are not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Cincinnati JOA charge, were as follows:

( in thousands )                                                 Quarterly Period                             Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Local                                           $    53,639     10.5 %   $   48,557           $ 107,784     11.9 %   $   96,349
     Classified                                           55,745      9.8 %       50,747             106,205      9.5 %       96,988
     National                                              6,136     22.3 %        5,018              11,762     24.6 %        9,437
     Preprint and other                                   16,867      2.4 %       16,477              32,923      2.7 %       32,067

     Total advertising                                   132,387      9.6 %      120,799             258,674     10.1 %      234,841
     Circulation                                          32,153      0.2 %       32,102              65,961      0.4 %       65,666
     Joint operating agency distributions                 13,121     12.1 %       11,704              24,530     19.0 %       20,615
     Other                                                 4,230     78.0 %        2,377               7,580     61.2 %        4,703

Total operating revenues                                 181,891      8.9 %      166,982             356,745      9.5 %      325,825

Operating expenses:
     Employee compensation and benefits                   60,346      7.9 %       55,928             119,636      8.1 %      110,644
     Newsprint and ink                                    30,416     (8.3)%       33,161              57,767    (14.2)%       67,330
     Other                                                38,860     15.3 %       33,694              76,143     12.2 %       67,872
     Depreciation and amortization                        10,100     12.7 %        8,965              20,764     12.4 %       18,474

Total operating expenses                                 139,722      6.1 %      131,748             274,310      3.8 %      264,320

Operating income                                     $    42,169     19.7 %   $   35,234           $  82,435     34.0 %   $   61,505

Other Financial and Statistical Data:

EBITDA                                               $    52,269     18.3 %   $   44,199           $ 103,199     29.0 %   $   79,979

Percent of operating revenues:
    Operating income                                      23.2 %                  21.1 %              23.1 %                  18.9 %
    EBITDA                                                28.7 %                  26.5 %              28.9 %                  24.5 %

Capital expenditures                                 $     7,846              $   12,674           $  14,003              $   17,905

Advertising inches:
     Local                                                 1,878     12.6 %        1,668               3,851     15.3 %        3,339
     Classified                                            1,946      9.3 %        1,780               3,672     10.2 %        3,332
     National                                                129     27.7 %          101                 257     38.2 %          186

     Total full run ROP                                    3,953     11.4 %        3,549               7,780     13.5 %        6,857

Strong growth in newspaper advertising revenue and a decline in newsprint prices led to the improvement in EBITDA. The Vero Beach newspaper, acquired in May 1996, accounted for approximately one-fourth of the increase in advertising revenues year-to-date and approximately one-fifth of the increase in advertising revenues for the second quarter.

The price of newsprint in the first half of 1997 was approximately 26% lower than in the first half of 1996 and the 1997 second quarter price was approximately 20% lower than in the second quarter of 1996. Newsprint consumption increased 14% in the year-to-date and quarter periods. In late July, certain newsprint suppliers announced price increases of approximately 6%, effective in the fourth quarter of 1997. It is uncertain if the announced increase will actually be billed, or rather, resistance from newsprint buyers will cause the suppliers to reduce or delay the increase. If newsprint remains at its current price, the year-over-year cost of newsprint in 1997 will be unchanged in the third quarter, and will increase 15% in the fourth quarter.

Excluding the Vero Beach newspaper and the costs of developing new businesses, such as telephone directories and electronic services, employee compensation and other operating expenses increased approximately 6% in the year-to-date period.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:


( in thousands )                                                 Quarterly Period                           Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Local                                           $    43,806      2.4 %   $   42,763           $  82,230      5.0 %   $   78,323
     National                                             38,399      5.3 %       36,479              67,856      3.0 %       65,856
     Political                                               164                   1,718                 253                   3,100
     Other                                                 4,760     12.2 %        4,244               9,486      9.7 %        8,646

Total operating revenues                                  87,129      2.3 %       85,204             159,825      2.5 %      155,925

Operating expenses:
     Employee compensation and benefits                   25,784      5.5 %       24,446              51,220      6.3 %       48,173
     Program and copyright costs                          11,132     (2.1)%       11,365              22,174     (1.7)%       22,568
     Other                                                12,126     (4.0)%       12,636              23,414     (2.8)%       24,088
     Depreciation and amortization                         5,971    (11.7)%        6,763              12,170    (10.6)%       13,619

Total operating expenses                                  55,013     (0.4)%       55,210             108,978      0.5 %      108,448

Operating income                                     $    32,116      7.1 %   $   29,994           $  50,847      7.1 %   $   47,477

Other Financial and Statistical Data:

EBITDA                                               $    38,087      3.6 %   $   36,757           $  63,017      3.1 %   $   61,096

Percent of operating revenues:
    Operating income                                      36.9 %                  35.2 %              31.8 %                  30.4 %
    EBITDA                                                43.7 %                  43.1 %              39.4 %                  39.2 %

Capital expenditures                                 $     4,211              $    6,077           $   6,318              $   17,582

The increased political advertising in even-numbered years, when congressional and presidential elections occur, have made it more difficult to achieve year-over-year improvement in operating results in odd-numbered years. Year-over-year comparisons in subsequent quarters will be more difficult due to greater amounts of political advertising in the 1996 periods. Political advertising totaled $3,982,000 in the third quarter, and $12,423,000 in the fourth quarter, of 1996.

The increase in employee costs is due primarily to the Company's expanded schedules of local news programs. Depreciation and amortization in the year-to-date and quarter periods of 1997 decreased as certain intangible assets acquired in the 1991 purchase of the Baltimore station became fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment, excluding TV Food, were as follows:

( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Licensing                                       $    14,532     19.3 %   $   12,176           $  30,888     24.6 %   $   24,782
     Newspaper feature distribution                        5,615     10.6 %        5,075              10,963     10.9 %        9,883
     Advertising                                           8,036     89.3 %        4,245              13,709     84.4 %        7,433
     Subscriber fees                                       5,164                   1,566               8,901                   2,698
     Program production                                    2,299     32.6 %        1,734              13,719                   4,375
     Other                                                   846                     342               1,472                     648

Total operating revenues                                  36,492     45.2 %       25,138              79,652     59.9 %       49,819

Operating expenses:
     Employee compensation and benefits                    7,525     32.8 %        5,666              14,905     32.7 %       11,232
     Artists' royalties                                   10,649     21.3 %        8,781              21,304     20.7 %       17,655
     Programming and production costs                      5,856     14.9 %        5,095              20,641     97.7 %       10,442
     Other                                                10,974     60.2 %        6,852              19,185     53.8 %       12,471
     Depreciation and amortization                         1,000     10.5 %          905               2,095     14.5 %        1,830

Total operating expenses                                  36,004     31.9 %       27,299              78,130     45.7 %       53,630

Operating income (loss)                              $       488              $  (2,161)           $   1,522              $  (3,811)

Other Financial and Statistical Data:

EBITDA                                               $     1,488              $  (1,256)           $   3,617              $  (1,981)

Capital expenditures                                 $       936              $      504           $   1,404              $    1,040

HGTV subscribers                                                                                      28,400                  16,000


Licensing revenues benefited primarily from the popularity of "Dilbert" in the U.S. and the strength of "Peanuts" in international markets. Long-term book publishing agreements for "Dilbert," which were signed in 1996, provided approximately one-third of the increase in year-to-date licensing revenues. Total international licensing revenues, substantially all of which are provided by "Peanuts," increased 19% and 21% in the quarter and year-to-date periods, respectively, despite the stronger dollar. Japanese licensing revenues increased 29% in local currency in 1997.

Program production revenues are subject to substantial fluctuation due to the timing of completion and delivery of programs. Scripps Howard Productions ("SHP") delivered five hours of programming year-to-date in 1997 and none year-to-date in 1996. SHP delivered eight hours of programming in the second half of 1996.

Advertising revenue and subscriber fees increased due to the continued growth of HGTV. Year-to-date operating losses for HGTV totaled $4,400,000 in 1997 and $6,900,000 in 1996. Operating losses in the second half of 1997 are expected to be higher than in the first half of 1997.

Artists' royalties increased in the quarter and year-to-date periods due to the increase in licensing revenues. Programming and production costs increased due to the additional hours of programming produced by SHP and higher programming costs associated with the growth of HGTV.

The Company has agreed to pay cash or other incentives ("Subscriber Acquisition Costs") to cable television system operators in exchange for increased distribution of HGTV. Cable television system operators carry HGTV under contracts with an average term of approximately five years. Subscriber acquisition costs are amortized based upon the percentage of the current period's subscriber revenues to estimated total subscriber revenue over the terms of the contracts. At June 30, 1997, unamortized subscriber acquisition costs totaled approximately $59,000,000. Based on contractual commitments as of early July 1997, HGTV will be telecast to at least 31 million homes by June 30, 1998. Additional incentive payments may be required to obtain carriage on additional cable television systems.

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

Cash flow provided by continuing operating activities was $95,200,000 in 1997 compared to $84,800,000 in 1996.

In May the Company reached an agreement to acquire the newspaper and broadcast properties of Harte-Hanks Communications, Inc. The transaction will be structured as:

     A tax-free "Morris Trust" transaction with an approximate value between $605 million and $625 million. In a Morris Trust transaction the Company will issue Class A Common stock to Harte-Hanks shareholders valued at between $425 million and $605 million, depending upon the amount of debt assumed by the Company. The Company has agreed to assume a maximum of $200 million in debt, in which case the total consideration would be approximately $625 million. The total consideration would be
     approximately $605 million for an all-stock transaction.   The exact
     number of shares issued will be determined by the total consideration and the trading price of the Company's shares within a "collar" range of $32.72 and $40.

     Or the Company will pay approximately $775 million in cash to Harte-Hanks if a Morris Trust transaction is not feasible due to the outcome of pending federal legislation.

The Company's board has authorized the repurchase of up to the maximum number of Class A Common shares that could be issued in a Morris Trust transaction. The company intends to purchase shares in the open market from time to time, depending upon market conditions.

The transaction is expected to result in approximately 5 percent dilution to the company's earnings during the first year of ownership.

The companies expect to determine the structure of the transaction by December 31, 1997.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $88,500,000 at June 30, 1997 and was 8% of total capitalization. Management believes the Company's cash and cash equivalents, short-term investments and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and expansion of existing businesses and the development or acquisition of new businesses.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
  No.                           Item                          Page


  12          Ratio of Earnings to Fixed Charges               E-2