Form 10-Q
period 1997-09-30
SCRIPPS E W CO /DE
filed 1997-11-12
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997


                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

                      Commission File Number 33-43989

                         THE E. W. SCRIPPS COMPANY
          (Exact name of registrant as specified in its charter)
             Ohio                                      31-1223339
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

      312 Walnut Street
       Cincinnati, Ohio                                  45202
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:  (513) 977-3000

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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1997 there were 60,854,587 of the Registrant's Class A Common Shares outstanding and 19,333,711 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997



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



                            Reports on Form 8-K

A Current Report on Form 8-K dated September 4, 1997 reporting Item 2. "Acquisition or Disposition of Assets" for the purchase of the newspaper and broadcast operations of Harte-Hanks Communications, Inc. ("HHC") and the sale of HHC's broadcast operations in connection with the acquisition of approximately 56% controlling interest in The Television Food Network, G.P. was filed on September 29, 1997.

An amendment to the Current Report on Form 8-K filed September 29, 1997 was
filed on October 6, 1997.   The amendment provided certain information
regarding rights of first refusal related to the acquisition of The Television Food Network, G.P., corrected certain financial information in Notes C and D to the Pro Forma Financial Information and reflected the execution of the Variable Rate Credit Facilities. The Form 8-K/A included the financial information listed below:

Financial Statements of Harte-Hanks Newspapers

  Financial Statements as of December 31, 1996, and for the Three Years
     Then Ended
  Financial Statements as of June 30, 1997, and for the Six Months Then
     Ended

Financial Statements of Harte-Hanks Television

  Financial Statements as of December 31, 1996, and for the Three Years
     Then Ended
  Financial Statements as of June 30, 1997, and for the Six Months Then
     Ended

Financial Statements of the Television Food Network, G.P.

  Financial Statements as of December 31, 1996, and for the Three Years
     Then Ended, and as of June 30, 1997, and for the Six Months Ended June 30, 1997, and June 30, 1996

Combined Pro Forma Financial Information

  Pro Forma Balance Sheet as of June 30, 1997
  Pro Forma Statement of Income for the Six Months Ended June 30, 1997 Pro Forma Statement of Income for the Year Ended December 31, 1996 Notes to Pro Forma Financial Information

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE E. W. SCRIPPS COMPANY



Dated:  November 11, 1997           BY:   /s/ D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President,
                                    Finance & Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                    As of
                                                                               September 30,     December 31,      September 30,
                                                                                 1997               1996              1996
                                                                               (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       14,597    $        10,145    $      16,334
     Short-term investments                                                                            2,700
     Accounts and notes receivable (less
         allowances -$4,915, $3,974, $3,642)                                      169,311            182,687          150,578
     Program rights and production costs                                           63,436             44,639           70,805
     Inventories                                                                   12,683             11,753            9,932
     Deferred income taxes                                                         23,161             24,897           21,545
     Miscellaneous                                                                 34,765             32,203           38,900
     Total current assets                                                         317,953            309,024          308,094

Net Assets of Discontinued Operation - Scripps Cable                                                                  354,951

Investments                                                                        71,000             40,580           54,494

Property, Plant and Equipment                                                     430,331            430,703          433,076

Goodwill and Other Intangible Assets                                              597,028            590,452          591,746

Other Assets:
     Program rights and production costs (less current portion)                    35,489             35,281           27,622
     Subscriber acquisition costs (less current portion)                           50,483             38,337            2,218
     Miscellaneous                                                                 20,626             19,236           18,143
     Total other assets                                                           106,598             92,854           47,983

TOTAL ASSETS                                                               $    1,522,910    $     1,463,613    $   1,790,344

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                              September 30,     December 31,      September 30,
                                                                                 1997               1996              1996
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                        $        90,040    $     112,540
    Accounts payable                                                       $       86,909             88,574           76,132
    Customer deposits and unearned revenue                                         32,591             30,208           33,298
    Accrued liabilities:
        Employee compensation and benefits                                         35,842             33,622           32,855
        Subscriber acquisition costs                                               33,190             33,895            2,024
        Miscellaneous                                                              46,434             47,063           44,074
    Total current liabilities                                                     234,966            323,402          300,923

Deferred Income Taxes                                                              82,109             63,953           71,868

Long-Term Debt (less current portion)                                              52,671             31,793           31,804

Other Long-Term Obligations and Minority Interests (less current portion)         119,651             99,874          104,129

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding:  61,816,953; 61,293,240; and 61,036,512 shares                 618                613              610
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,333,711; 19,470,382; and 19,470,382 shares               193                195              195
    Total                                                                             811                808              805
    Additional paid-in capital                                                    282,073            272,703          268,865
    Retained earnings                                                             752,064            676,471          992,373
    Treasury stock: 111,000 Class A Common shares                                 (4,430)
    Unvested restricted stock awards                                              (4,741)            (5,241)          (3,841)
    Unrealized gains (losses) on securities available for sale                      7,227              (713)           22,733
    Foreign currency translation adjustment                                           509                563              685
    Total stockholders' equity                                                  1,033,513            944,591        1,281,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,522,910    $     1,463,613    $   1,790,344

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                               Three months ended                 Nine months ended
                                                                         September 30,                      September 30,
                                                                     1997             1996              1997             1996

Operating Revenues:
    Advertising                                                  $  212,556       $  196,748        $  643,098       $  593,107
    Circulation                                                      31,369           31,793            97,330           97,459
    Licensing                                                        12,539           13,156            43,427           37,938
    Joint operating agency distributions                             11,921            9,966            36,451           30,581
    Program production                                                2,243            3,222            15,962            7,597
    Other                                                            15,553           10,598            46,135           30,370
    Total operating revenues                                        286,181          265,483           882,403          797,052

Operating Expenses:
    Employee compensation and benefits                               97,491           90,078           288,677          266,294
    Newsprint and ink                                                30,204           29,402            87,971           96,732
    Program, production and copyright costs                          18,356           17,814            61,171           50,824
    Other operating expenses                                         72,532           65,688           215,212          194,332
    Depreciation                                                     13,140           12,518            39,035           36,697
    Amortization of intangible assets                                 4,883            4,738            14,550           15,029
    Total operating expenses                                        236,606          220,238           706,616          659,908

Operating Income                                                     49,575           45,245           175,787          137,144

Other Credits (Charges):
    Interest expense                                                (2,300)          (2,713)           (7,350)          (6,350)
    Gain on sale of operations                                       20,981                             20,981
    Miscellaneous, net                                                  914              291             1,395              614
    Net other credits (charges)                                      19,595          (2,422)            15,026          (5,736)

Income from Continuing Operations
    Before Taxes and Minority Interests                              69,170           42,823           190,813          131,408
Provision for Income Taxes                                           29,668           18,331            80,873           56,603

Income from Continuing Operations
    Before Minority Interests                                        39,502           24,492           109,940           74,805
Minority Interests                                                      924              841             2,760            2,326

Income From Continuing Operations                                    38,578           23,651           107,180           72,479
Income From Discontinued Operation - Scripps Cable                                    12,268                             34,645

Net Income                                                       $   38,578       $   35,919        $  107,180       $  107,124



Per Share of Common Stock:
    Income from continuing operations                                  $.48             $.29             $1.32             $.90

    Net income                                                         $.48             $.45             $1.32            $1.33

    Dividends declared                                                 $.13             $.13              $.39             $.39


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                         Nine months ended
                                                                                                             September 30,
                                                                                                        1997             1996

Cash Flows from Operating Activities:
Income from continuing operations                                                                   $  107,180       $   72,479
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                                                     53,585           51,726
      Gain on sale of subsidiary companies and long-term investments                                  (21,030)
      Deferred income taxes                                                                             15,777           11,680
      Minority interests in income of subsidiary companies                                               2,760            2,326
      Subscriber acquisition costs                                                                     (8,786)            (873)
      Other changes in certain working capital accounts, net                                             6,053          (4,606)
      Miscellaneous, net                                                                                 8,033         (19,210)
Net cash provided by continuing operating activities                                                   163,572          113,522

Discontinued Operation - Scripps Cable:
      Income                                                                                                             34,645
      Adjustment to derive cash flows from operating activities                                                          35,129
      Net cash provided                                                                                                  69,774

Net operating activities                                                                               163,572          183,296

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (37,336)         (41,921)
Purchase of subsidiary companies and long-term investments                                            (24,658)        (125,923)
Change in short-term investments, net                                                                    2,700           25,013
Sale of long-term investments                                                                              880           12,113
Miscellaneous, net                                                                                         715            4,313
Net investing activities of continuing operations                                                     (57,699)        (126,405)
Net investing activities of discontinued operation                                                                    (108,075)
Net investing activities                                                                              (57,699)        (234,480)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                             20,800          112,500
Payments on long-term debt                                                                            (90,034)         (49,031)
Dividends paid                                                                                        (31,587)         (31,353)
Dividends paid to minority interests                                                                   (1,189)          (1,255)
Miscellaneous, net (primarily exercise of stock options)                                                   589            7,261
Net financing activities of continuing operations                                                    (101,421)           38,122
Net financing activities of discontinued operation                                                                        (625)
Net financing activities                                                                             (101,421)           37,497

Increase (Decrease) in Cash and Cash Equivalents                                                         4,452         (13,687)

Cash and Cash Equivalents:
Beginning of year                                                                                       10,145           30,021

End of period                                                                                       $   14,597       $   16,334


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    8,033       $    5,009
   Income taxes paid                                                                                    46,343           50,313
   Monterey and San Luis Obispo newspapers traded for Boulder newspaper                                 50,000


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
( in thousands, except share data )
                                                                                                             Unrealized
                                                                                                 Unvested  Gains(Losses)  Foreign
                                                        Additional                              Restricted on Securities  Currency
                                              Common     Paid-in      Retained      Treasury      Stock      Available  Translation
                                              Stock      Capital      Earnings       Stock        Awards      for Sale  Adjustment

Balances at December 31, 1995               $    801  $   254,063  $    916,602               $   (1,573)  $     20,720  $     813

Net income                                                              107,124
Dividends:  declared and
  paid - $.39 per share                                                (31,353)
Conversion of 507,991 Common Voting Shares
  to 507,991 Class A Common Shares
Class A Common Shares issued pursuant to
  compensation plans, net:
  447,600 shares issued; 4,487 shares              4       12,862                                 (5,598)
  repurchased
Tax benefits of compensation plans                          1,940
Amortization of restricted stock awards                                                             3,330
Foreign currency translation adjustment                                                                                      (128)
Increase in unrealized gains (losses) on
  securities available for sale, net
  of deferred income taxes of $1,084                                                                              2,013

Balances at September 30, 1996              $    805  $   268,865  $    992,373               $   (3,841)  $     22,733  $     685

Balances at December 31, 1996               $    808  $   272,703  $    676,471               $   (5,241)  $      (713)  $     563

Net income                                                              107,180
Dividends:  declared and
  paid - $.39 per share                                                (31,587)
Conversion of 136,671 Common Voting Shares
  to 136,671 Class A Common Shares
Class A Common Shares issued pursuant to
  compensation plans, net:
  405,925 shares issued; 18,883 shares             3        5,982                                 (1,560)
  repurchased
Tax benefits of compensation plans                          3,388
Amortization of restricted stock awards                                                             2,060
Foreign currency translation adjustment                                                                                       (54)
Increase in unrealized gains (losses) on
     securities available for sale, net
     of deferred income taxes of $4,114                                                                           7,940
Treasury stock: 111,000 shares                                                   $   (4,430)

Balances at September 30, 1997              $    811  $   282,073  $    752,064  $   (4,430)  $   (4,741)  $      7,227  $     509

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

Net Income Per Share - Net income per share computations are based upon the weighted-average common shares outstanding. Common stock equivalents in the form of stock options are excluded from the computations as they have no material effect on the per share amounts. The weighted-average common shares outstanding were as follows:


( in thousands )                                                      Three months ended                 Nine months ended
                                                                          September 30,                     September 30,
                                                                     1997             1996              1997             1996

Weighted-average shares outstanding                                  81,032           80,473            80,969           80,328


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

Recently Issued Accounting Standards - The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 129 - Disclosure of Information about Capital Structure ("FAS 129"), No. 130 - Reporting Comprehensive Income ("FAS 130"), and No. 131 - Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 129, which must be adopted in the fourth quarter of 1997, will have no effect on the Company's financial position or results of operations. FAS 130, which must be adopted in the first quarter of 1998, and FAS 131, which must be adopted in the fourth quarter of 1998, will also have no effect on the Company's financial position. However, FAS 130 will require the Company to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income reported in these financial statements, comprehensive income would include unrealized gains and losses on securities available for sale and foreign currency translation adjustments. Management expects FAS 131 will require the Company to change the reportable business segments included in its 1996 Annual Report on Form 10-K and to present additional information, including presenting certain business segment information in its quarterly financial statements.

2.   ACQUISITIONS AND DIVESTITURES

A.   Acquisitions

1997 - In August the Company acquired the daily newspaper in Boulder, Colorado, in exchange for its daily newspapers in Monterey and San Luis Obispo, California.

1996 - In May the Company acquired the daily newspaper in Vero Beach,
Florida.

The following table presents additional information about the acquisitions:


( in thousands )                                                                                    Nine months
                                                                                                       ended
                                                                                                   September 30,
                                                                                           1997                    1996

Goodwill and other intangible assets acquired                                         $     24,570             $  110,967
Other assets acquired                                                                       27,260                 10,900

Total                                                                                       51,830                121,867
Fair value of Monterey and San Luis Obispo daily newspapers                               (50,000)
Liabilities assumed                                                                                               (1,794)

Cash paid                                                                             $      1,830             $  120,073


The acquisitions have been accounted for as purchases. The allocation of the purchase prices were based on estimated fair values and are subject to adjustment.

The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company and the Vero Beach newspaper assuming the acquisition had occurred on January 1, 1996. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant and equipment, and the amortization of intangible assets resulting from the acquisition. The unaudited pro forma results of operations are not necessarily indicative of the results which actually would have occurred had the acquisition been completed January 1, 1996.

( in thousands )                                                                                               Nine months
                                                                                                                  ended
                                                                                                             September 30,
                                                                                                                   1996

Operating revenues                                                                                             $  803,007
Income from continuing operations                                                                                  68,863
Net income                                                                                                        103,508

Per share of common stock:
     Income from continuing operations                                                                              $ .86
     Net income                                                                                                      1.29


Pro forma results are not presented for the Boulder acquisition because the combined results of operations would not be significantly different from the reported amounts.

In May the Company agreed to acquire the newspaper and broadcast operations of Harte-Hanks Communications, Inc. ("Harte-Hanks") for $775 million, plus working capital, in cash. Harte-Hanks newspaper and broadcast operations include daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, a daily newspaper in Anderson, South Carolina (collectively the "HHC Newspaper Operations"), and a television and radio station in San Antonio (the "HHC Broadcast Operations").

In September the Company agreed to sell the HHC Broadcast Operations to A.H. Belo Corporation ("Belo") in exchange for $75 million in cash and Belo's approximate 56% controlling interest in The Television Food Network, G.P. ("Food Network" a 24-hour cable television network). The amount of cash received by the Company was to be adjusted based upon the positive or negative working capital of the HHC Broadcast Operations and Food Network at the closing date.

The Company completed the acquisition of the HHC Newspaper and Broadcast Operations on October 15, 1997. Immediately upon completion of the acquisition, Belo paid the Company $37.5 million and transferred its interest in Food Network to the Company. Belo operates the HHC Broadcast Operations under a local marketing agreement until the Federal Communications Commission ("FCC") approves the transfer of the HHC Broadcast Operations' FCC licenses to Belo, at which time the sale of the HHC Broadcast Operations will be completed and Belo will pay the Company the balance of the purchase price. The Company expects to complete the sale of the HHC Broadcast Operations by the end of 1997.


B.   Divestitures

1997 - In the third quarter the Company traded its newspapers in Monterey and San Luis Obispo, California, for the newspaper in Boulder, Colorado. The estimated fair value of the Boulder newspaper was $50,000,000, resulting in a pre-tax gain of $20,981,000, $11,147,000 after tax, $.14 per share. The Company's newspaper in El Paso ceased operations after October 11, 1997.

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sale):


 ( in thousands )                                             Three months                          Nine months
                                                                 ended                                 ended
                                                             September 30,                         September 30,
                                                      1997                   1996          1997                    1996

Operating revenues                                 $   6,900              $ 9,800     $     27,200             $   29,100
Operating income                                         200                1,100            2,100                  3,100

3.   LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )                                                                                   As of
                                                                             September 30,      December 31,     September 30,
                                                                                 1997               1996              1996

6.17% note, due in 1997                                                                      $        90,000    $     100,000
7.375% notes, due in 1998                                                  $       29,730             29,658           29,658
Variable Rate Credit Facilities                                                    20,800                              12,500
Other notes                                                                         2,141              2,175            2,186

Total long-term debt                                                               52,671            121,833          144,344
Current portion of long-term debt                                                                     90,040          112,540

Long-term debt (less current portion)                                      $       52,671    $        31,793    $      31,804


The Company has Competitive Advance/Revolving Credit Agreements ("Variable Rate Credit Facilities") which collectively permit aggregate borrowings up to $800,000,000. The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 1998, and the other limited to $400,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at any of three short-term rates (including the prime rate) or through an auction procedure at the time of each borrowing allowing banks to offer lower rates. The Variable Rate Credit Facilities may also be used in whole or in part, in lieu of direct borrowings, as credit support for commercial paper. The Variable Rate Credit Facilities may be extended upon mutual agreement.

Current maturities are classified as long-term to the extent they can be refinanced through existing long-term credit commitments.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. The Company is in compliance with all debt covenants.



4.   SHARE REPURCHASE PROGRAM

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. As of September 30, 1997, the Company had purchased 111,000 shares.



5.   DISCONTINUED OPERATION - SCRIPPS CABLE

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

The E. W. Scripps Company ("Company") publishes daily newspapers in 14 markets, operates television stations in nine markets, and its entertainment division consists of Home & Garden Television ("HGTV," a 24-hour cable television network), comic character licensing and television program production. In October 1997 the Company acquired the newspaper operations of Harte-Hanks Communications, Inc. ("Harte-Hanks"), increasing the Company's newspaper markets to 20. In October 1997 the Company also acquired controlling interest in The Television Food Network, G.P. ("Food Network" a 24-hour cable television network).

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

Consolidated results of continuing operations were as follows:


( in thousands, except per share data )                         Quarterly Period                                Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Newspapers                                      $   168,967      9.8 %   $  153,882           $ 505,389      9.8 %   $  460,455
     Broadcast television                                 76,905      3.5 %       74,325             236,730      2.8 %      230,250
     Entertainment                                        33,455     21.9 %       27,455             113,107     46.4 %       77,274

     Total                                               279,327      9.3 %      255,662             855,226     11.4 %      767,979
     Divested operating units                              6,854                   9,821              27,177                  29,073

Total operating revenues                             $   286,181      7.8 %   $  265,483           $ 882,403     10.7 %   $  797,052

Operating income:
     Newspapers                                      $    34,255     11.3 %   $   30,789           $ 114,813     27.1 %   $   90,303
     Broadcast television                                 19,512     (4.9)%       20,522              70,359      3.5 %       67,999
     Entertainment                                         (185)                 (2,618)               1,337                 (6,847)
     Corporate                                           (4,208)                 (4,581)            (12,800)                (13,435)

     Total                                                49,374     11.9 %       44,112             173,709     25.9 %      138,020
     Unusual items                                                                                                           (4,000)
     Divested operating units                                201                   1,133               2,078                   3,124

Total operating income                                    49,575      9.6 %       45,245             175,787     28.2 %      137,144
Interest expense                                         (2,300)                 (2,713)             (7,350)                 (6,350)
Gain on sale of operations                                20,981                                      20,981
Miscellaneous, net                                           914                     291               1,395                     614
Income taxes                                            (29,668)                (18,331)            (80,873)                (56,603)
Minority interest                                          (924)                   (841)             (2,760)                 (2,326)

Income from continuing operations                    $    38,578     63.1 %   $   23,651           $ 107,180     47.9 %   $   72,479

Per share of common stock:
     Income from continuing operations                      $.48     65.5 %         $.29               $1.32     46.7 %         $.90
     Gain on sale of operations                              .14                                         .14
     Unusual charge                                                                                                              .03

     Adjusted income from continuing operations             $.34     17.2 %         $.29               $1.19     28.0 %         $.93

( in thousands )                                              Quarterly Period                              Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Other Financial and Statistical Data - excluding divested operations and unusual item:

Total advertising revenues                           $   208,389      9.4 %   $  190,543           $ 625,992      8.9 %   $  574,647

Advertising revenues as a
     percentage of total revenues                         74.6 %                  74.5 %              73.2 %                  74.8 %

EBITDA:
     Newspapers                                      $    44,433      9.7 %   $   40,522           $ 144,689     23.2 %   $  117,463
     Broadcast television                                 25,666     (2.7)%       26,374              88,683      1.4 %       87,470
     Entertainment                                           851                 (1,670)               4,468                 (4,069)
     Corporate                                           (3,932)                 (4,343)            (11,991)                (12,650)

     Total                                           $    67,018     10.1 %   $   60,883           $ 225,849     20.0 %   $  188,214

Effective income tax rate                                 42.9 %                  42.8 %              42.4 %                  43.1 %

Weighted-average shares outstanding                       81,032      0.7 %       80,473              80,969      0.8 %       80,328

Total capital expenditures                           $    15,108              $    4,907           $  36,526              $   41,205


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

In August 1997 the Company acquired the daily newspaper in Boulder, Colorado, in exchange for its newspapers in Monterey and San Luis Obispo, California. The trade resulted in a pre-tax gain of $20,981,000, $11,147,000 after tax, $.14 per share. The Company's newspaper in El Paso ceased operations after October 11, 1997. Operating results for the Monterey, San Luis Obispo and El Paso newspapers are included in "Divested Operations."

The Company acquired the Vero Beach, Florida, Press Journal in May
1996.

In the second quarter of 1996 the Company incurred an unusual charge of approximately $4,000,000, $2,600,000 after-tax, $.03 per share, for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency ("Cincinnati JOA Charge").

Year-to-date operating losses for HGTV totaled $5,800,000, $3,900,000 after-tax, $.05 per share in 1997 and $12,200,000, $7,500,000 after-
tax, $.09 per share in 1996. Operating losses for the quarterly periods were $1,400,000, $1,000,000 after-tax, $.01 per share in 1997 and $5,300,000, $3,300,000 after-tax, $.04 per share in 1996.

Operating results, excluding Divested Operations and the Cincinnati JOA Charge, are presented on the following pages. The results of Divested Operations and the Cincinnati JOA Charge are excluded from the segment operating results because management believes they are not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding Divested Operations and the Cincinnati JOA charge, were as follows:


( in thousands )                                             Quarterly Period                                Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Local                                           $    47,644      6.9 %   $   44,551           $ 149,990     10.5 %   $  135,682
     Classified                                           55,337     12.9 %       49,010             156,032     10.8 %      140,774
     National                                              5,284     12.4 %        4,699              16,597     20.2 %       13,806
     Preprint and other                                   15,941      8.2 %       14,733              47,322      4.4 %       45,317

     Total advertising                                   124,206      9.9 %      112,993             369,941     10.2 %      335,579
     Circulation                                          29,986      1.3 %       29,592              91,360      0.4 %       90,979
     Joint operating agency distributions                 11,182     22.8 %        9,104              34,575     23.1 %       28,092
     Other                                                 3,593     63.8 %        2,193               9,513     63.9 %        5,805

Total operating revenues                                 168,967      9.8 %      153,882             505,389      9.8 %      460,455

Operating expenses:
     Employee compensation and benefits                   57,418      9.8 %       52,286             167,755      8.6 %      154,443
     Newsprint and ink                                    29,470      4.2 %       28,283              84,836     (8.8)%       93,044
     Other                                                37,646     14.8 %       32,791             108,109     13.2 %       95,505
     Depreciation and amortization                        10,178      4.6 %        9,733              29,876     10.0 %       27,160

Total operating expenses                                 134,712      9.4 %      123,093             390,576      5.5 %      370,152

Operating income                                     $    34,255     11.3 %   $   30,789           $ 114,813     27.1 %   $   90,303

Other Financial and Statistical Data:

EBITDA                                               $    44,433      9.7 %   $   40,522           $ 144,689     23.2 %   $  117,463

Percent of operating revenues:
    Operating income                                      20.3 %                  20.0 %              22.7 %                  19.6 %
    EBITDA                                                26.3 %                  26.3 %              28.6 %                  25.5 %

Capital expenditures                                 $     8,871              $    1,428           $  22,138              $   18,857

Advertising inches:
     Local                                                 1,622     12.6 %        1,440               5,141     15.7 %        4,442
     Classified                                            1,874     12.1 %        1,671               5,247     11.8 %        4,693
     National                                                107     17.6 %           91                 333     29.1 %          258

     Total full run ROP                                    3,603     12.5 %        3,202              10,721     14.1 %        9,393


Assuming the Boulder newspaper were owned for the full quarter in both years, total revenues and advertising revenues would have increased 8.1%. Advertising volume increased 8.7% on the same pro forma basis.

The price of newsprint in the third quarter of 1997 was approximately 7% lower than in the third quarter of 1996. Newsprint consumption increased 11% year-over-year. The year-over-year cost of newsprint in 1997 will increase approximately 20% in the fourth quarter, excluding the effects of the acquisition of the Harte-Hanks newspaper operations.

Excluding the Boulder newspaper and the costs of developing new businesses, such as telephone directories and electronic services, or expanding markets, employee compensation and other operating expenses increased approximately 6% in the third quarter.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:


( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Local                                           $    40,040      6.2 %   $   37,690           $ 122,270      5.4 %   $  116,013
     National                                             32,006     12.9 %       28,338              99,862      6.0 %       94,194
     Political                                               367    (90.8)%        3,982                 620    (91.2)%        7,082
     Other                                                 4,492      4.1 %        4,315              13,978      7.8 %       12,961

Total operating revenues                                  76,905      3.5 %       74,325             236,730      2.8 %      230,250

Operating expenses:
     Employee compensation and benefits                   25,956      5.9 %       24,512              77,176      6.2 %       72,685
     Program and copyright costs                          11,844     (0.9)%       11,952              34,018     (1.5)%       34,520
     Other                                                13,439     17.0 %       11,487              36,853      3.6 %       35,575
     Depreciation and amortization                         6,154      5.2 %        5,852              18,324     (5.9)%       19,471

Total operating expenses                                  57,393      6.7 %       53,803             166,371      2.5 %      162,251

Operating income                                     $    19,512     (4.9)%   $   20,522           $  70,359      3.5 %   $   67,999

Other Financial and Statistical Data:

EBITDA                                               $    25,666     (2.7)%   $   26,374           $  88,683      1.4 %   $   87,470

Percent of operating revenues:
    Operating income                                      25.4 %                  27.6 %              29.7 %                  29.5 %
    EBITDA                                                33.4 %                  35.5 %              37.5 %                  38.0 %

Capital expenditures                                 $     2,992              $    2,079           $   9,310              $   19,661


The increased political advertising in even-numbered years, when congressional and presidential elections occur, have made it more difficult to achieve year-over-year improvement in operating results in odd-numbered years. Year-over-year comparisons in the fourth quarter will be more difficult due to the $12,400,000 of political advertising in the 1996 period.

The increase in employee costs is due primarily to the Company's expanded schedules of local news programs. Increased promotion and marketing of the expanded news programs led to the increase in other operating expenses.

Year-to-date depreciation and amortization decreased as certain intangible assets acquired in the 1991 purchase of the Baltimore station became fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment were as follows:


( in thousands )                                              Quarterly Period                               Year-to-Date
                                                          1997     Change         1996                 1997    Change         1996

Operating revenues:
     Licensing                                       $    12,539     (4.7)%   $   13,156           $  43,427     14.5 %   $   37,938
     Newspaper feature distribution                        5,138     (0.3)%        5,152              16,101      7.1 %       15,035
     Advertising                                           7,878    107.2 %        3,803              21,587     92.1 %       11,236
     Subscriber fees                                       5,302    199.7 %        1,769              14,203                   4,467
     Program production                                    2,243    (30.4)%        3,222              15,962    110.1 %        7,597
     Other                                                   355                     353               1,827                   1,001

Total operating revenues                                  33,455     21.9 %       27,455             113,107     46.4 %       77,274

Operating expenses:
     Employee compensation and benefits                    7,847     40.3 %        5,594              22,752     35.2 %       16,826
     Artists' royalties                                    8,097    (12.2)%        9,220              29,401      9.4 %       26,875
     Programming and production costs                      6,512     11.1 %        5,862              27,153     66.5 %       16,304
     Other                                                10,148     20.1 %        8,449              29,333     37.5 %       21,338
     Depreciation and amortization                         1,036      9.3 %          948               3,131     12.7 %        2,778

Total operating expenses                                  33,640     11.9 %       30,073             111,770     32.9 %       84,121

Operating income (loss)                              $     (185)              $  (2,618)           $   1,337              $  (6,847)

Other Financial and Statistical Data:

EBITDA                                               $       851              $  (1,670)           $   4,468              $  (4,069)

Capital expenditures                                 $     3,132              $    1,056           $   4,536              $    2,096

HGTV subscribers                                                                                      31,100                  17,600


Licensing revenues in the third quarter declined due to lower revenues from international markets. Japanese licensing revenues decreased 14% in local currency, and the stronger dollar resulted in a 7% decrease in Japanese licensing revenues. Fourth quarter licensing comparisons will be difficult as the fourth quarter of 1996 benefited from the publication of The Dilbert Principle.

Program production revenues are subject to substantial fluctuation due to the timing of completion and delivery of programs. Scripps Howard Productions ("SHP") delivered five hours of programming year-to-date in 1997 and none year-to-date in 1996. SHP delivered eight hours of programming in the fourth quarter of 1996, but expects to deliver none in the fourth quarter of 1997.

Advertising revenue and subscriber fees increased due to the continued growth of HGTV. Operating losses for HGTV totaled $1,400,000 in the third quarter of 1997 and $5,300,000 in the third quarter of 1996.

The increases in operating expenses are consistent with the increases in revenue.

The Company has agreed to pay cash or other incentives ("Subscriber Acquisition Costs") to cable television system operators in exchange for increased distribution of HGTV. Subscriber acquisition costs are amortized based upon the percentage of the current period's subscriber revenues to estimated total subscriber revenue over the terms of the contracts. At September 30, 1997, unamortized subscriber acquisition costs totaled approximately $63,400,000.

At September 30, 1997, HGTV was carried by cable television and satellite broadcast systems with approximately 31 million subscribers under contracts with average remaining terms of approximately four years. Additional incentive payments may be required to obtain carriage on additional cable television systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operations.
There are no significant legal or other restrictions on the transfer of funds from any ofamong the Company's business segments.

Cash flow provided by continuing operating activities was $163,600,000 in 1997 compared to $113,500,000 in 1996. The improvement was due to the increase in EBITDA and collection of tax refunds of approximately $24 million related to the settlement of the audit of the Company's 1984 to 1987 federal income tax returns with the Internal Revenue Service. The 1996 period also included costs of producing eight hours of programming delivered by SHP in the fourth quarter of 1996.

The Company completed the acquisitions of the Harte Hanks newspaper operations and Food Network on October 15, 1997. The Company financed the acquisitions through existing cash and short-term investments, issuing $100,000,000 in five-year and $100,000,000 in ten-year notes, and additional borrowings supported by Competitive Advance and Revolving Credit Facility Agreements. The acquisitions are expected to result in approximately 15% dilution to the Company's net income in 1998.

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. As of September 30, 1997, the Company had purchased 111,000 shares.

Management expects total cash flow from continuing operating activities for the remainder of 1997, and in 1998, will be sufficient to meet the Company's expected capital expenditures, required debt payments and dividend payments. Net debt (borrowings less cash equivalent and other short-term investments) totaled $52,700,000 at September 30, 1997 and increased approximately $720,000,000 upon completion of the acquisitions. The Company will be paid approximately $40,000,000 upon completion of the sale of the Harte-Hanks broadcast operations to Belo. The Company expects to complete the sale prior to the end of the year. Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and expansion of existing businesses and the development or acquisition of new businesses.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
  No.                         Item                            Page


     12       Ratio of Earnings to Fixed Charges               E-2