Form 10-K
period 1997-12-31
SCRIPPS E W CO /DE
filed 1998-03-27
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997


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


     Title of each class                         Name of each exchange
Securities registered pursuant to                 on which registered
    Section 12(b) of the Act:
Class A Common Shares, $.01 par value            New York Stock Exchange

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

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $53.06 per share closing price for such stock on February 28, 1998, was approximately $1,447,000,000. As of February 28, 1998, nonaffiliates held approximately 1,563,000 Common Voting Shares. There is no active market for such stock.

As of February 28, 1998, there were 61,535,430 of the Registrant's Class A Common Shares, $.01 par value per share, outstanding and 19,218,913 of the Registrant's Common
Voting Shares, $.01 par value per share, outstanding.

             INDEX TO THE E. W. SCRIPPS COMPANY

 ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997


Item No.                                                          Page

                           PART I

1.  Business
     Newspapers                                                           3
     Broadcast Television                                                 7
     Category Television                                                 10
     Licensing and Other Media                                           11
     Employees                                                           12
2.  Properties                                                           12
3.  Legal Proceedings                                                    12
4.  Submission of Matters to a Vote of Security Holders                  12

                           PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                                  13
6.  Selected Financial Data                                              13
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operation                                   13
8.  Financial Statements and Supplementary Data                          13
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                  13

                          PART III

10. Directors and Executive Officers of the Registrant                   14
11. Executive Compensation                                               15
12. Security Ownership of Certain Beneficial Owners and Management       15
13. Certain Relationships and Related Transactions                       15

                           PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      15

                           PART I

ITEM 1.  BUSINESS

The E. W. Scripps Company ("Company") is a diversified media company operating in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 20 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), and the Company's 12% equity interest in SportSouth, a regional cable television network. Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics, television program production, and publication of independent telephone directories. A summary of segment information for the three years ended December 31, 1997, is set forth on page F-31 of this Form 10-K.

The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1,593,000,000 ($19.83 per share of the Company) and the net book value of Scripps Cable was $356,000,000, yielding an economic gain of $1,237,000,000 to the Company's shareholders. Despite the economic gain, accounting rules required the Company to record the Cable Transaction as a spin-off, at net book value, of Scripps Cable to the Company's shareholders. Therefore no gain was reflected in the Company's financial statements.

Scripps Cable represented an entire business segment, therefore its results are reported as a "discontinued operation" for all periods presented (see Note 15 to the Consolidated Financial Statements). Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."


                         Newspapers

General - The Company publishes daily newspapers in 20 markets. From its Washington bureau the Company operates the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. The Company acquired or divested the following newspaper operations in the five years ended December 31, 1997:
  1997 - Acquired daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, and a daily newspaper in Anderson, South Carolina. Traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.
  1996 - Acquired the Vero Beach, Florida, daily newspaper. 1995 - Divested the Watsonville, California, daily newspaper.
  1993 - Divested the Tulare, California, and San Juan,
  Puerto Rico, newspapers.

Revenues - The Company's newspaper operating revenues for the five years ended December 31, 1997, were as follows:

( in thousands )
                                                                 1997          1996          1995          1994         1993

Newspaper advertising:
     Local ROP                                             $     221,199 $     192,563 $     185,821 $     179,599 $     167,247
     Classified ROP                                              214,912       184,629       170,058       153,156       133,588
     National ROP                                                 23,056        19,384        16,480        14,963        11,490
     Preprint and other                                           73,268        64,538        65,585        60,045        54,436

Total newspaper advertising                                      532,435       461,114       437,944       407,763       366,761
Circulation                                                      129,612       121,365       117,288       109,057       105,952
Joint operating agency distributions                              47,052        39,341        39,476        39,375        33,793
Other                                                             14,689         8,669         7,399         7,745         8,462

Total                                                            723,788       630,489       602,107       563,940       514,968
Divested newspapers                                               27,226        40,372        38,291        38,998        53,086

Total newspaper operating revenues                         $     751,014 $     670,861 $     640,398 $     602,938 $     568,054


The Company's newspaper operating revenues are derived primarily from advertising and circulation. Joint operating agency distributions represent the Company's share of profits of newspapers managed by the other parties to joint operating agencies (see "Joint Operating Agencies"). Other newspaper operating revenues include commercial printing.

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

Full-run ROP advertising volume for the Company's newspapers was as follows (excluding divested newspapers):

( in thousands )
                                                                 1997          1996          1995          1994         1993

Newspaper advertising inches:
     Local                                                         7,889         6,332         6,124         6,186         5,894
     Classified                                                    7,611         6,228         5,796         5,876         5,387
     National                                                        477           375           307           275           244

Total full-run advertising inches                                 15,977        12,935        12,227        12,337        11,525

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's daily newspapers is as follows:

( in thousands ) (1)                              Morning (M)
                   Newspaper                      Evening (E)    1997          1996          1995          1994         1993
             Daily Paid Circulation
Abilene (TX) Reporter-News                         M (5)            40.3          41.3          42.7          42.7          42.6
Albuquerque (NM) Tribune (2)                         E              25.1          27.2          30.0          32.4          34.7
Anderson (SC) Independent-Mail                     M (5)            41.4          42.0          42.4          42.9          42.5
Birmingham (AL) Post-Herald (2)                    E (3)            25.6          49.7          58.2          59.6          60.1
Boulder (CO) Camera                                M (5)            34.2          33.9          34.7          34.6          34.6
Bremerton (WA) Sun                                 M (4)            38.4          36.2          35.9          38.2          39.6
Cincinnati (OH) Post (2)                           E (6)            77.2          81.3          87.4          90.9          95.1
Corpus Christi (TX) Caller-Times                   M (5)            68.1          64.8          66.4          66.3          66.8
Denver (CO) Rocky Mountain News                      M             302.9         316.9         331.0         344.9         342.9
Evansville (IN) Courier (2)                          M              61.8          60.5          61.8          62.8          64.3
Knoxville (TN) News-Sentinel                         M             122.3         122.7         124.9         127.9         123.9
Memphis (TN) Commercial Appeal                       M             185.7         182.6         190.2         198.0         196.2
Naples (FL) Daily News                               M              49.2          48.4          47.8          45.2          44.1
Plano (TX) Star Courier                            M (5)            10.9          11.8          12.3          12.9          12.9
Redding (CA) Record-Searchlight                    M (4)            35.7          35.2          37.7          37.1          38.4
San Angelo (TX) Standard-Times                     M (5)            31.5          32.2          32.7          32.2          32.3
Stuart (FL) News                                     M              35.4          35.1          36.3          34.7          33.1
Ventura County (CA) Star                           M (4)            95.9          94.7          96.3         102.9          99.6
Vero Beach (FL) Press Journal                      M (5)            32.4          33.3          32.9          32.2          31.5
Wichita Falls (TX) Times Record News               M (5)            37.9          38.0          38.4          39.3          39.1

Total Daily Circulation                                          1,351.9       1,387.8       1,440.0       1,477.7       1,474.3

            Sunday Paid Circulation
Abilene (TX) Reporter-News                          (5)             50.4          51.5          52.8          53.7          54.1
Anderson (SC) Independent-Mail                      (5)             47.8          48.1          48.5          49.0          48.4
Boulder (CO) Camera                                 (5)             41.4          41.7          42.7          43.1          44.0
Bremerton (WA) Sun                                                  41.7          39.8          39.6          40.5          40.7
Corpus Christi (TX) Caller-Times                    (5)             89.4          88.1          96.1          95.3          95.0
Denver (CO) Rocky Mountain News                                    415.7         406.5         436.1         447.2         453.3
Evansville (IN) Courier                                            109.2         109.6         114.0         116.4         118.6
Knoxville (TN) News-Sentinel                                       166.2         167.6         174.8         177.9         183.5
Memphis (TN) Commercial Appeal                                     256.6         259.4         269.4         279.9         279.5
Naples (FL) Daily News                                              63.1          61.5          61.4          58.4          57.4
Plano (TX) Star Courier                             (5)             12.6          13.2          13.9          14.8          14.5
Redding (CA) Record-Searchlight                                     38.1          38.2          39.9          40.3          40.7
San Angelo (TX) Standard-Times                      (5)             37.7          38.7          39.4          38.9          39.3
Stuart (FL) News                                                    45.4          44.1          44.4          43.1          40.6
Ventura County (CA) Star                                           103.4         102.8         104.0         108.8         106.2
Vero Beach (FL) Press Journal                       (5)             35.9          35.7          35.3          34.5          33.8
Wichita Falls (TX) Times Record News                (5)             44.4          45.2          46.8          48.1          48.0

Total Sunday Circulation                                         1,599.0       1,591.7       1,659.1       1,689.9       1,697.6


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

(4) Redding moved from evening to morning distribution in 1994. Bremerton and the Thousand Oaks and Simi Valley editions of the Ventura County newspaper moved to morning distribution in 1995.

(5)  Abilene, Anderson, Boulder, Corpus Christi, Plano,
     San Angelo and Wichita Falls acquired in 1997.  Vero
     Beach acquired in 1996.

(6)  Includes circulation of The Kentucky Post.

Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies ("JOAs") in four markets. A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 ("NPA") provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers. Except for the Company's JOA in Cincinnati, all of the Company's JOAs were entered into prior to the enactment of the NPA. From time to time the legality of pre-NPA JOAs has been challenged on anti-trust grounds but no such challenge has yet succeeded in the courts.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the parties to the JOA. In each case JOA expenses exclude editorial expenses. The Company manages the JOA in Evansville and receives approximately 80% of JOA profits. Each of the other three JOAs are managed by the other party to the JOA. The Company receives approximately 20% to 40% of JOA profits for those JOAs.

The table below provides certain information about the Company's JOAs.

                                                                     Year JOA       Year of JOA
          Newspaper               Publisher of Other Newspaper     Entered Into     Expiration
Managed by the Company:
   The Evansville Courier      Hartmann Publications                   1938            1998
Managed by Other Publisher:
   The Albuquerque Tribune     Journal Publishing Company              1933            2022
   Birmingham Post-Herald      Newhouse Newspapers                     1950            2015
   The Cincinnati Post         Gannett Co., Inc.                       1977            2007


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

Raw Materials and Labor Costs - The Company consumed approximately 214,000 metric tons of newsprint for the year ended December 31, 1997 and 190,000 metric tons of newsprint in 1996. The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs.

Newsprint prices have fluctuated widely in recent years.
Newsprint prices generally declined from 1992 through 1998,
but began rising in the first quarter of 1994, from
approximately $420 per metric tonne to $745 by the first
quarter of 1996.  Newsprint prices declined from that
level, to approximately $500 by March 1997, before
beginning to increase to $560 in December 1997.   The
March 1998 price of newsprint is 8% higher than the average price in 1997. At the current price, newsprint costs in 1998 would increase approximately 30%. However, some newsprint suppliers have announced a 7% price increase effective April 1, 1998. It is uncertain if the announced increase will be billed or, rather, resistance from buyers will cause suppliers to reduce or delay the increase.

Labor costs accounted for approximately 43% of the Company's newspaper operating expenses in 1997 and in 1996. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

                    Broadcast Television

General - The Company's broadcast television segment consists of nine network-affiliated television stations.
The Company acquired or divested the following broadcast operations in the five years ended December 31, 1997:
  1993 - Divested radio stations and Memphis, Tennessee, television station.

Revenues - The Company's broadcasting operating revenues for the five years ended December 31, 1997, were as follows:

( in thousands )
                                                                 1997          1996          1995          1994         1993

Local advertising                                          $     171,211 $     159,412 $     150,489 $     142,491 $     130,603
National advertising                                             139,322       127,172       125,476       122,668       114,558
Political advertising                                              2,106        19,505         3,207        14,291         1,344
Other                                                             18,577        17,378        16,056         8,734         8,439

Total                                                            331,216       323,467       295,228       288,184       254,944
Divested television and radio stations                                                                                    29,350

Total broadcasting operating revenues                      $     331,216 $     323,467 $     295,228 $     288,184 $     284,294


The Company's television operating revenues are derived primarily from the sale of time to businesses for commercial messages that appear during entertainment and news programming. Local and national advertising refer to time purchased by local, regional and national businesses; political refers to campaigns for elective office and campaigns for political issues. Automobile advertising accounts for approximately one-fourth of the Company's local and national advertising revenues.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters. The television stations have benefited from increasing political advertising in even-numbered years when congressional and presidential elections occur, making it more difficult to achieve year-over-year increases in operating results in odd-numbered years.

Other revenues primarily consist of network compensation
(see "Network Affiliation and Programming"). The new and extended network affiliation agreements signed in 1994 and 1995 with ABC caused the increase in network compensation payments.

Information concerning the Company's stations and the markets in which they operate is as follows:

                                                                        Current
                                                 Expiration           Affiliation Stations
                                       Network     of FCC    Rank of   Agreement     in
         Station and Market          Affiliation   License  Market(1)   Expires   Market(3)    1997   1996    1995   1994    1993
   WXYZ, Detroit, Ch. 7                  ABC        2005        9         2004        6
        Average Audience Share (2)                                                              18     21      21     21      21
        Station Rank in Market (3)                                                               2      1       1      1       1
   WEWS, Cleveland, Ch. 5                ABC        2005        13        2004       11
        Average Audience Share (2)                                                              17     19      19     20      20
        Station Rank in Market (3)                                                               2      1       1      1       1
   WFTS, Tampa, Ch. 28                 ABC (5)      2005        15        2004       10
        Average Audience Share (2)                                                               9      9      11      8       8
        Station Rank in Market (3)                                                               4      4       4      4       4
   KNXV, Phoenix, Ch. 15               ABC (5)      1998        17        2004       11
        Average Audience Share (2)                                                              10     10      11     10       9
        Station Rank in Market (3)                                                               4      4       3      4       4
   WMAR, Baltimore, Ch. 2              ABC (5)      2001        23        2005        6
        Average Audience Share (2)                                                              11     12      14     17      19
        Station Rank in Market (3)                                                               3      3       3      3       2
   WCPO, Cincinnati, Ch. 9             ABC (4)      2005        30        2006        6
        Average Audience Share (2)                                                              17     18      17     19      21
        Station Rank in Market (3)                                                               1      1       1      1       1
   KSHB, Kansas City, Ch. 41           NBC (6)      2006        31        2004        8
        Average Audience Share (2)                                                              10     10      11     11      10
        Station Rank in Market (3)                                                               4      4       4      4       4
   WPTV, W. Palm Beach, Ch. 5            NBC        2005        43        2004        7
        Average Audience Share (2)                                                              19     20      21     20      24
        Station Rank in Market (3)                                                               1      1       1      1       1
   KJRH, Tulsa, Ch. 2                    NBC        1998        58        2004        8
        Average Audience Share (2)                                                              14     14      16     16      15
        Station Rank in Market (3)                                                               3      3       3      4       3

All market and audience data is based on the November A.C. Nielsen
Company survey.

(1) Rank of Market represents the relative size of the television market in the United States.
(2) Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in Area of Dominant Influence.
(3) Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations. Station Rank in Market is based on Average Audience Share as described in (2).
(4)  Prior to June 1996, WCPO was a CBS affiliate.
(5) Prior to January 1995, WFTS and KNXV were FOX affiliates and WMAR was a NBC affiliate.
(6)  Prior to September 1994, KSHB was a FOX affiliate.

Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television, newspapers, and telephone directories and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media. Continuing technological advances will improve the capability of alternative service providers such as traditional cable, "wireless" cable and direct broadcast satellite television to offer video services in competition with terrestrial broadcasting. The degree of competition is expected to increase. The Company intends to undertake upgrades in its services as may be permitted by the Federal Communications
Commission ("FCC") to maintain its competitive posture.
Such facility upgrades may require large capital investments. Technological advances in interactive media services will increase these competitive pressures.

Network Affiliation and Programming - The Company's television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies and public service programs.
News is the focus of the Company's locally produced programming. Advertising during local news programs accounts for more than 30% of revenues.

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

Under the 1996 Act, television broadcast licenses may be granted for a term of eight years, rather than five, and they remain renewable upon request. While there can be no assurance regarding the renewal of the Company's television broadcast licenses, the Company has never had a license revoked, has never been denied a renewal and all previous renewals have been for the maximum term.

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if (i) the applicant already owns, operates, or controls a television station serving substantially the same area, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 35% of all television households. The legislation also directed the FCC to promptly reconsider its local multiple ownership limits for television. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale.

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

                     Category Television

General - The Company's category television segment includes
HGTV, Food Network and a 12% interest in SportSouth, a regional cable television network. The Company acquired its approximate 56% controlling interest in Food
Network in 1997.

Food Network began telecasting in December 1993 and HGTV on December 31, 1994.

Revenues - The Company's category television revenues for the five years ended December 31, 1997, were as follows:

( in thousands )
                                                                 1997          1996          1995

Advertising                                                       36,603        14,888         8,175
Affiliate fees                                                    19,711         6,943         3,021
Other                                                              2,082           280           140

Total category television operating revenues                      58,396        22,111        11,336


Category television revenues are derived from the sale of advertising time and, if provided for in the affiliation agreement, from affiliate fees received from cable television and other distribution systems that carry the networks. Such fees are generally based on the number of subscribers who receive the networks. Most of Food
Network's affiliation agreements do not provide for affiliate fees.

Programming - HGTV features 24 hours of daily programming, focusing on home repair and remodeling, gardening, decorating and other activities associated with the home.
Food Network also features 24 hours of daily programming, focusing on food and nutrition. Both HGTV and Food Network strive to entertain as well as inform viewers.

Some programming is produced internally and other programming is purchased from a variety of independent producers. Programming is transmitted via satellite to cable television systems and to satellite dish owners.

Competition - HGTV and Food Network compete with other television networks for distribution on cable television and direct broadcast satellite systems, and for advertiser support. Popularity of the programming is a primary factor in obtaining and retaining distribution and attracting advertising revenues. Because of limited channel capacity, cable television system operators have been able to demand incentive payments or equity interests in cable television programming networks in exchange for long-term agreements to distribute the networks. In 1996 and 1997 the Company agreed to pay distribution fees of approximately $75,000,000 to certain cable and direct broadcast satellite systems in exchange for long-term contracts to carry HGTV. The amount of the incentives approximates the affiliate fee revenue HGTV expects to receive over the lives of the contracts. In 1996 and 1997 Food Network paid approximately $6,000,000 in distribution fees (including $1,500,000 subsequent to its acquisition by the Company) to cable television systems in exchange for long-term contracts that do not provide for affiliate fee revenue, and approximately $10,000,000 to direct broadcast satellite systems for long-term contracts that do provide for affiliate fee revenue. Advertising revenues are expected to increase as distribution of the networks increases, consistent with the historical growth in advertising revenues.

According to the Nielsen Homevideo Index, HGTV was telecast to 36.1 million homes in December 1997, up 10.9 million from December 1996. Food Network was telecast to 29.1 million homes in December 1997, up 10.0 million from December 1996. Additional distribution fees may be required to obtain carriage on additional cable television systems.

Management believes the popularity of HGTV and Food Network, which consistently rank among the favorite channels of cable television subscribers, will enable the Company to expand distribution and to attract additional advertising revenue.

                  Licensing and Other Media

General - Licensing and other media aggregates operating segments that are too small to report separately, including syndication and licensing of news features and comics, television program production, and publication of independent telephone directories. The Company announced its intention to sell Scripps Howard Productions in December 1997. The Company will continue to operate Cinetel Productions, which produces non-fiction programming for broadcast and cable television.

Cinetel was acquired on March 31, 1994. SHP began operations in 1993 and sold its first programs in 1995.

Revenues - The Company's licensing and other media revenues for the five years ended December 31, 1997, were as follows:

( in thousands )
                                                                 1997          1996          1995          1994         1993

Licensing                                                  $      56,813 $      53,672 $      49,366 $      49,236 $      55,083
Newspaper feature distribution                                    20,920        20,695        18,915        17,998        18,814
Program production                                                17,823        29,062        13,554         5,682        10,757
Other                                                              5,775         1,990         1,581           557            87

Total licensing and other media revenues                   $     101,331 $     105,419 $      83,416 $      73,473 $      84,741


The Company, under the trade name United Media, is a leading distributor of news columns, comics and other features for the newspaper industry. Included among these features is PEANUTS, one of the most successful strips in the history of comic art. United Media sold its worldwide GARFIELD and U.S. ACRES copyrights in 1994. Program production revenues prior to 1994 were primarily related to GARFIELD television programming.

United Media owns and licenses worldwide copyrights relating to PEANUTS and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television, video cassettes and other media. PEANUTS provides more than 80% of the Company's licensing revenues. Approximately 70% of PEANUTS licensing revenues are earned in international markets, with the Japanese market providing approximately two-thirds of international revenue.

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee's sales. The Company generally receives a fixed fee for the use of its copyrights for promotional and advertising purposes.
The Company generally pays a percentage of gross syndication and licensing royalties to the creators of these properties.

Cinetel and SHP create, develop and produce television programming product for domestic and international markets. Programs are developed and produced internally and in collaboration with a number of independent writers, producers and creative teams under production arrangements. Generally, Cinetel licenses the initial telecast rights for programs prior to commencing production. Initial license fees commonly approximate the production costs of a program. Additional license fees may be pursued from foreign, syndicated television, cable television and home video markets. The ultimate profitability of the Company's programs is dependent upon public taste, which is unpredictable and subject to change.

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

                          Employees

As of December 31, 1997, the Company had approximately 8,100 full-time employees, of whom 6,000 were engaged in newspapers, 1,500 in broadcast television, 300 in category television and 200 in licensing and other media. Various labor unions represent approximately 2,800 employees, primarily in newspapers. The present operations of the Company have not experienced any work stoppages since March 1985. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2.  PROPERTIES

The properties used in the Company's newspaper operations generally include business and editorial offices and printing plants.

The Company's television operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. Increased capital expenditures in 1994 and 1995 are associated with more local news programming, primarily, in Kansas City, Phoenix and Tampa. Ongoing advances in the technology for delivering video signals to the home, such as "high definition television," may, in the future, require a high level of capital expenditures in order to maintain competitive position. The Company's Detroit station is expected to begin high definition broadcasting in 1998. Capital spending is expected to increase from $16,000,000 in 1997 to approximately $38,000,000 in 1998 and $33,000,000 in 1999, including costs of a new building for the Phoenix and West Palm Beach stations.

The Company's category television operations require offices and studios and other real and personal property to produce programs and to transmit the network programming via leased satellite. HGTV and Cinetel operate from an 80,000 square-foot production facility in Knoxville. Food Network operates from leased facilities in New York.

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

                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Class A Common Shares are traded on the New
York Stock Exchange ("NYSE") under the symbol "SSP."   There
are approximately 5,000 owners of the Company's Class A Common Shares, based on security position listings, and 21 owners of Company's Common Voting Shares (which does not have a public market). The Company has declared cash dividends in every year since its incorporation in 1922. Future dividends are, however, subject to the Company's earnings, financial condition and capital requirements.

The range of market prices of the Company's Class A Common
Shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends, are as follows:

                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            1997
Market price of common stock:
   High                                                            $37.500       $41.750      $43.938      $48.938
   Low                                                              32.625        32.250       36.563       40.250

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52

                            1996
Market price of common stock:
   High                                                            $43.500       $47.000      $47.500      $52.375
   Low                                                              38.125        40.625       40.750       32.750

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52


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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            Executive Officers

Executive officers serve at the pleasure of the Board of Directors. Certain information about such officers appears in the table below.

   Name                 Age                      Position

Lawrence A. Leser       62            Chairman of the Board of
                                      Directors (since August 1994);
                                      Director (since 1977); Chief
                                      Executive Officer (1985 to 1996);
                                      President (1985 to August 1994)

William R. Burleigh     62            Chief Executive Officer (since
                                      May 1996); President (since August
                                      1994); Director (since 1990); Chief
                                      Operating Officer (1994 to 1996);
                                      Executive Vice President (1990 to
                                      1994)

Daniel J. Castellini    58            Senior Vice President/Finance
                                      and Administration (since 1986)

Paul F. (Frank) Gardner 55            Senior Vice President/Television
                                      (since April 1993); Senior Vice
                                      President, News Programming, Fox
                                      Broadcasting Company (1991 to 1993)

Alan M. Horton          54            Senior Vice President/Newspapers
                                      (since May 1994); Vice President/
                                      Operations, Newspapers (1991 to 1994)

Craig C. Standen        55            Senior Vice President/Corporate
                                      Development (since August 1994); Vice
                                      President/Marketing-Advertising,
                                      Newspapers (1990 to 1994)

J. Robert Routt         43            Vice President and Controller
                                      (since 1985)

E. John Wolfzorn        52            Treasurer (since 1979)

M. Denise Kuprionis     41            Corporate Secretary (since 1987)

Gregory L. Ebel         42            Vice President/Human Resources
                                      (since 1994); Senior Vice
                                      President, PNC Bank Ohio (1990 to
                                      1994)

Richard A. Boehne       41            Vice President/Corporate
                                      Communications and Investor
                                      Relations (since 1995); Director of
                                      Corporate Communications and
                                      Investor Relations (1989 to 1994)

Jeffrey J. Hively       44            Vice President/Newspaper
                                      Operations (since May 1994);
                                      Director of Circulation (1992 to
                                      1994)

Stephen W. Sullivan     51            Vice President/Newspapers (since
                                      October 1997); previously Senior
                                      Vice President, Harte-Hanks
                                      Communications, Inc. and President,
                                      Harte-Hanks Newspapers

Daniel K. Thomasson     64            Vice President/News -
                                      Newspapers (since 1986)

James M. Hart           56            Vice President/Television
                                      (since May 1995); President,
                                      Multimedia, Inc.'s broadcasting
                                      division (1994 to 1995); Vice
                                      President and General Manager WBIR,
                                      a Multimedia television station
                                      (1981 to 1994)

Neal F. Fondren         39            Vice President/New Media
                                      (since November 1996); Director
                                      Administration and Business
                                      Development, Cable Division (1994
                                      to 1996); General Manager Northwest
                                      Georgia cable systems (1990 to 1994)

                          Directors

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1998.


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

     The report of Deloitte & Touche LLP, Independent
     Auditors, dated January 22, 1998, is filed as part of this Form 10-K. See Index to Consolidated Financial
     Statement Information at page F-1.

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

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                         THE E. W. SCRIPPS COMPANY

                                         By /s/ William R. Burleigh
                                            William R. Burleigh
                                            President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 27, 1998.

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

/s/ Julie A. Wrigley                         Director
Julie A. Wrigley

                  THE E. W. SCRIPPS COMPANY

    INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION




Item No.                                                              Page

1. Selected Financial Data                                             F-2
2. Management's Discussion and Analysis of Financial
   Condition and Results of Operation
       Consolidated Results of Continuing Operations                   F-5
       Newspapers                                                      F-8
       Broadcast Television                                            F-9
       Category Television                                             F-10
       Liquidity and Capital Resources                                 F-11
       Year 2000 Issues                                                F-11
       Market Risk                                                     F-11
3. Independent Auditors' Report                                        F-13
4. Consolidated Balance Sheets                                         F-14
5. Consolidated Statements of Income                                   F-16
6. Consolidated Statements of Cash Flows                               F-17
7  Consolidated Statements of Stockholders' Equity                     F-18
8. Notes to Consolidated Financial Statements                          F-19


                   SELECTED FINANCIAL DATA

( in millions, except share data )
                                                                        1997 (1)   1996 (1)    1995 (1)    1994  (1)    1993 (1)

Summary of Operations
     Operating Revenues:
          Newspapers                                                  $    723.8 $     630.5 $     602.1 $     563.9 $     515.0
          Broadcast television                                             331.2       323.5       295.2       288.2       254.9
          Category television                                               58.4        22.1        11.3
          Licensing and other media                                        101.3       105.4        83.4        73.5        84.7
          Total                                                          1,214.7     1,081.5       992.1       925.6       854.7
          Divested operating units (2)                                      27.2        40.4        38.3        39.0        90.5
               Total operating revenues                               $  1,242.0 $   1,121.9 $   1,030.4 $     964.6 $     945.2

     Operating Income (Loss):
          Newspapers                                                  $    172.7 $     134.0 $     120.8 $     116.0 $      73.8
          Broadcast television                                             103.7       100.4        86.9        94.5        69.1
          Category television                                             (13.1)      (17.9)      (18.6)       (9.1)       (0.5)
          Licensing and other media                                          2.9         6.5         4.2         2.1         3.7
          Corporate                                                       (17.2)      (18.5)      (16.8)      (15.5)      (13.6)
          Total                                                            249.0       204.5       176.5       188.0       132.5
          Divested operating units (2)                                       1.8         5.4         4.7         3.5        10.4
          Unusual items (3)                                                            (4.0)                   (7.9)       (0.9)
               Total operating income                                      250.8       205.9       181.2       183.6       142.0
     Interest expense                                                     (18.5)       (9.6)      (11.2)      (16.3)      (26.4)
     Net gains on divested operating units (1)                              47.6                                            91.9
     Gain on sale of Garfield copyrights (4)                                                                    31.6
     Other unusual credits (charges) (5)                                   (2.7)        21.5                  (16.9)         2.5
     Miscellaneous, net                                                      3.1         1.8         1.5       (0.9)       (2.4)
     Income taxes (6)                                                    (117.5)      (86.0)      (74.5)      (80.4)      (86.4)
     Minority interests                                                    (5.1)       (3.4)       (3.3)       (7.8)      (16.2)
     Income from continuing operations                                $    157.7 $     130.1 $      93.6 $      92.8 $     104.9

Share Data
     Income from continuing operations                                     $1.93       $1.61       $1.17       $1.21       $1.40
     Adjusted income from continuing operations
          (excluding unusual items and net gains)                           1.63        1.41        1.17        1.25         .72
     Dividends                                                               .52         .52         .50         .44         .44

Other Operating Data
     EBITDA(8) - excluding divested operating units(2) and unusual items(3):
          Newspapers                                                  $    217.1 $     170.6 $     155.5 $     149.5 $     109.7
          Broadcast television                                             128.0       126.2       113.0       115.8        89.5
          Category television                                              (9.3)      (16.4)      (17.6)       (9.1)       (0.5)
          Licensing and other media                                          5.3         8.8         6.3         3.8         4.6
          Corporate                                                       (16.0)      (17.4)      (15.9)      (14.8)      (13.0)
          Total                                                       $    325.2 $     271.8 $     241.3 $     245.2 $     190.3

             Note:  Certain amounts may not foot as each is rounded independently.

( in millions )
                                                                        1997 (1)   1996 (1)    1995 (1)    1994  (1)    1993 (1)

Cash Flow Statement Data
     Net cash provided by continuing operations                       $    196.9 $     176.2 $     113.8 $     170.2 $     142.0
     Depreciation and amortization of intangible assets                     77.6        69.4        66.6        58.9        60.8
     Investing activity:
          Capital expenditures                                            (56.6)      (53.3)      (57.3)      (54.0)      (36.8)
          Business acquisitions and investments                          (749.2)     (127.7)      (12.2)      (32.4)      (41.5)
          Other (investing)/divesting activity, net                         30.6        35.0      (18.7)        51.3       146.9
     Financing activity:
          Increase (decrease) in long-term debt                            651.2        41.0      (29.7)     (137.9)     (194.0)
          Dividends paid                                                  (46.0)      (44.5)      (42.6)      (37.3)      (37.0)
          Purchase and retirement of common stock                         (25.7)
          Other financing activity                                           3.0         8.5         5.5         1.7         1.9
Balance Sheet Data
     Total assets                                                     $  2,280.8 $   1,468.7 $   1,349.7 $   1,286.7 $   1,255.1
     Long-term debt (including current portion) (7)                        773.1       121.8        80.9       110.4       247.9
     Stockholders' equity (7)                                            1,049.0       944.6     1,191.4     1,083.5       859.6
     Long-term debt % of total capitalization (7)                            42%         11%          6%          9%         22%

Discontinued Operation - Scripps Cable
     Operating revenues                                                          $     270.2 $     279.5 $     255.4 $     251.8
     Operating income excluding unusual items                                           60.7        64.8        43.4        45.8
     Net income                                                                         39.5        39.8        29.9        23.8
     Net income per share of common stock                                                .49         .50         .39         .32
     EBITDA - excluding unusual items                                                  108.7       118.8       100.8       105.9
     Capital expenditures                                                             (57.9)      (47.5)      (41.6)      (67.0)

                    Note:  Certain amounts may not foot as each is rounded independently.

              Notes to Selected Financial Data

The income statement and cash flow data for the five years ended December 31, 1997, and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere herein. All per share amounts are presented on a diluted basis.

The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996, ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to the Company's shareholders. This gain is not reflected in the Company's financial statements as accounting rules required the Company to record the transaction at book value. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

(1) In the periods presented the Company acquired and divested the following:
    Acquisitions
    1997 - Daily newspapers in Abilene, Corpus Christi,
           Plano, San Angelo, and Wichita Falls, Texas;
           Anderson, South Carolina; and Boulder, Colorado (in exchange for the Company's daily newspapers in Monterey and San Luis Obispo, California). Approximate 56% interest in The Television Food Network.
    1996 - Vero Beach, Florida, daily newspaper.
    1994 - The remaining 13.9% minority interest in Scripps
           Howard Broadcasting Company ("SHB") in exchange for
           4,952,659 Class A Common Shares. Cinetel Productions
           (an independent producer of programs for cable television).
    1993 - Remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
    Divestitures
    1997 - Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agreement
           ("JOA") and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
    1995 - Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
    1993 - Book publishing; newspapers in Tulare,
           California, and San Juan; Memphis television station;
           radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.

(2) Noncable television operating units sold prior to December 31, 1997.

(3) Total operating income included the following:
    1996 - A $4.0 million charge for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA.
           The charge reduced income from continuing operations by $2.6 million, $.03 per share.
    1994 - A $7.9 million loss on program rights expected to be sold as a result of changes in television network affiliations. The loss reduced income from continuing operations by $4.9 million, $.07 per share.
    1993 - A change in estimate of disputed music license fees increased operating income by $4.3 million; a gain on the sale of certain publishing equipment increased operating income by $1.1 million; a charge for workforce reductions at 1) the Company's Denver newspaper and
           2) the newspaper feature and the licensing operations of United Media decreased operating income by $6.3 million. The planned workforce reductions were fully implemented in 1994. These items totaled $0.9 million and reduced income from continuing operations by $0.6 million, $.01 per share.

(4) In 1994 the Company sold its worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, $17.4 million after-tax, $.23 per share.

(5) Other unusual credits (charges) included the following:
    1997 - Write-down of investments totaling $2.7 million.
           Income from continuing operations was reduced $1.7 million, $.02 per share.
    1996 - A $40.0 million gain on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner; $3.0 million write-off of an investment in Patient Education Media, Inc.; and $15.5 million contribution to a charitable foundation. These items totaled $21.5 million and increased income from continuing operations by $19.1 million, $.23 per share.
    1994 - An estimated $2.8 million loss on real estate expected to be sold as a result of changes in television network affiliations; $8.0 million contribution to a charitable foundation; and $6.1 million accrual for lawsuits associated with a divested operating unit. These items totaled $16.9 million and reduced income from continuing operations by $9.8 million, $.13 per share.
    1993 - A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper. Income from continuing operations was increased $1.6 million, $.02 per share.

(6) The provision for income taxes is affected by the following unusual items:
    1994 - A change in estimated tax liability for prior years increased the tax provision, reducing income from continuing operations by $5.3 million, $.07 per share.
    1993 - A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations by $5.4 million, $.07 per share; the effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations by $2.3 million, $.03 per share.

(7) Includes effect of discontinued cable television operations prior to completion of the Cable Transaction.

(8) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (see page F-6).

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 20 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), and the Company's 12% equity interest in SportSouth, a regional cable television network. Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics, television program production, and publication of independent telephone directories.

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis.

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )
                                                                                  For the years ended December 31,
                                                                      1997      Change         1996      Change        1995

Operating revenues:
     Newspapers                                                  $    723,788      14.8 % $    630,489      4.7 % $     602,107
     Broadcast television                                             331,216       2.4 %      323,467      9.6 %       295,228
     Category television                                               58,396     164.1 %       22,111     95.1 %        11,336
     Licensing and other media                                        101,331      (3.9)%      105,419     26.4 %        83,416
     Total                                                          1,214,731      12.3 %    1,081,486      9.0 %       992,087
     Divested operating units                                          27,226                   40,372                   38,291
Total operating revenues                                         $  1,241,957      10.7 % $  1,121,858      8.9 % $   1,030,378

Operating income (loss):
     Newspapers                                                  $    172,653      28.9 % $    133,952     10.9 % $     120,783
     Broadcast television                                             103,690       3.2 %      100,437     15.5 %        86,927
     Category television                                             (13,079)      27.1 %     (17,949)      3.7 %      (18,634)
     Licensing and other media                                          2,940     (55.0)%        6,531     57.3 %         4,151
     Corporate                                                       (17,207)       6.8 %     (18,471)    (10.1)%      (16,772)
     Total                                                            248,997      21.8 %      204,500     15.9 %       176,455
     Divested operating units                                           1,827                    5,351                    4,701
     Unusual items                                                                             (4,000)
Total operating income                                                250,824      21.8 %      205,851     13.6 %       181,156
Interest expense                                                     (18,543)                  (9,629)                 (11,223)
Net gains and unusual items                                            44,894                   21,531
Miscellaneous, net                                                      3,126                    1,834                    1,535
Income taxes                                                        (117,510)                 (86,011)                 (74,532)
Minority interest                                                     (5,089)                  (3,436)                  (3,347)

Income from continuing operations                                $    157,702      21.2 % $    130,140     39.1 % $      93,589

Per share of common stock:
     Income from continuing operations                                 $ 1.93      19.9 %       $ 1.61     37.6 %        $ 1.17

     Adjusted income from continuing operations
         (excluding unusual items and net gains)                       $ 1.63      15.6 %       $ 1.41     20.5 %        $ 1.17

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1997      Change         1996      Change        1995

Other Financial and Statistical Data - excluding divested operating units and unusual items:

Total advertising revenues                                       $    899,556      12.8 % $    797,267      7.8 % $     739,360

Advertising revenues as a percentage of total revenues                 74.1 %                   73.7 %                   74.5 %

EBITDA:
     Newspapers                                                  $    217,147      27.3 % $    170,557      9.7 % $     155,521
     Broadcast television                                             128,048       1.4 %      126,225     11.7 %       112,956
     Category television                                              (9,306)      43.1 %     (16,362)      6.8 %      (17,550)
     Licensing and other media                                          5,274     (39.9)%        8,775     39.9 %         6,271
     Corporate                                                       (16,011)       7.8 %     (17,372)     (9.3)%      (15,888)
     Total                                                       $    325,152      19.6 % $    271,823     12.6 % $     241,310

Effective income tax rate                                              41.9 %                   39.2 %                   43.5 %

Weighted-average shares outstanding                                    81,645       1.0 %       80,841      0.8 %        80,170

Net cash provided by continuing operating activities                  196,908      11.7 %      176,224     54.9 %       113,771

Capital expenditures                                             $     55,808       7.3 % $     51,988     (7.6)% $      56,272

Business acquisitions and other
     additions to long-lived assets                              $    844,987             $    173,543            $      12,537

Increase (decrease) in long-term debt                            $    651,170             $     40,958            $    (29,703)

Dividends paid, including minority interests                     $     46,014       3.3 % $     44,537      4.6 % $      42,581

Purchase and retirement of common stock                          $     25,694


Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is included in the discussion of segment results because:
    Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year economic performance than the change in operating income because, combined with information on capital spending plans, it is more reliable. Changes in amortization and depreciation have no impact on economic performance. Depreciation is a function of capital spending, which is important and is separately disclosed.

    Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

    Financial analysts and acquirors use EBITDA, combined with capital spending requirements, to value communications media companies.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities as EBITDA excludes significant costs of doing business.

The estimated effect of amortization of intangible assets on earnings per share was $.23 in 1997 and is expected to be $.35 in 1998.

In the three years ending December 31, 1997, the Company acquired the following operations:

  1997 - In October the Company acquired the newspaper and
         broadcast operations of Harte-Hanks Communications ("Harte-Hanks") for $775,000,000, plus working capital, in cash. The Harte-Hanks newspaper operations ("HHC Newspaper Operations") include daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network and approximately
         $75,000,000 in cash.   In August the Company traded its
         daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

  1996 - In May the Company acquired the Vero Beach,
         Florida, Press Journal for $20,073,000 in cash and $100,000,000 in notes issued to the seller.

The estimated reduction in earnings per share due to the HHC
Newspaper Operations and Food Network acquisitions was $.04 in 1997.

In the three years ended December 31, 1997, the Company divested the following operations (the "Divested Operating
Units"):

  1997 - Traded its Monterey and San Luis Obispo,
         California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the joint operating agreement ("JOA") and ceased operations of its newspaper in El Paso, Texas. The JOA termination and the trade resulted in gains totaling $47,600,000, $26,200,000 after-tax, $.32 per share.

  1995 - Sold its newspaper in Watsonville, California. No material gain or loss was realized as proceeds approximated the book value of the net assets sold.

Unusual items affecting the comparability of the Company's results of operations include the following:

  1997 - The Company adjusted certain investments to estimated realizable value, resulting in a loss of $2,700,000, $1,700,000 after tax, $.02 per share.

  1996 - The Company incurred an unusual operating charge
         (the "Cincinnati JOA Charge") of approximately $4,000,000, $2,600,000 after tax, $.03 per share, the
         Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA.

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

Operating results for the Company's reportable segments, excluding the Divested Operating Units and unusual items described above, are presented on the following pages.

Licensing revenues increased $3,100,000 in 1997 due to sales of PEANUTS and DILBERT merchandise in international markets. Total licensing and other media operating revenues and EBITDA decreased in 1997, however, as Scripps Howard Productions ("SHP") delivered fewer hours of television programming. SHP delivered 5 hours of programming in 1997, 8 hours in 1996 and 5 hours in 1995. The Company has announced its intention to sell SHP. The Company will continue to operate Cinetel Productions, which produces non-fiction programming for broadcast and cable television.

The average balance of outstanding debt increased
$123,000,000 in 1997 and $10,900,000 in 1996.  Long-term
debt was used to finance the purchase of acquired
operations.   Lower average interest rates led to the
decrease in interest expense in 1996.

The effective income tax rate in 1996 was affected by contributions to a charitable foundation described above.
The effective income tax rate in 1998 is expected to be approximately 41%.

NEWSPAPERS - Operating results, excluding Divested Operating
Units and the Cincinnati JOA Charge, were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1997      Change         1996      Change        1995

Operating revenues:
     Local                                                       $    221,199      14.9 % $    192,563      3.6 % $     185,821
     Classified                                                       214,912      16.4 %      184,629      8.6 %       170,058
     National                                                          23,056      18.9 %       19,384     17.6 %        16,480
     Preprint and other                                                73,268      13.5 %       64,538     (1.6)%        65,585

     Newspaper advertising                                            532,435      15.5 %      461,114      5.3 %       437,944
     Circulation                                                      129,612       6.8 %      121,365      3.5 %       117,288
     Joint operating agency distributions                              47,052      19.6 %       39,341     (0.3)%        39,476
     Other                                                             14,689      69.4 %        8,669     17.2 %         7,399

Total operating revenues                                              723,788      14.8 %      630,489      4.7 %       602,107

Operating expenses:
     Employee compensation and benefits                               235,565      12.7 %      208,969      2.8 %       203,315
     Newsprint and ink                                                120,361       1.4 %      118,729     (0.4)%       119,163
     Other                                                            150,715      14.0 %      132,234      6.5 %       124,108
     Depreciation and amortization                                     44,494      21.6 %       36,605      5.4 %        34,738

Total operating expenses                                              551,135      11.0 %      496,537      3.2 %       481,324

Operating income                                                 $    172,653      28.9 % $    133,952     10.9 % $     120,783

Other Financial and Statistical Data:

EBITDA                                                           $    217,147      27.3 % $    170,557      9.7 % $     155,521

Percent of operating revenues:
    Operating income                                                   23.9 %                   21.2 %                   20.1 %
    EBITDA                                                             30.0 %                   27.1 %                   25.8 %

Capital expenditures                                             $     32,950      35.4 % $     24,340     15.1 % $      21,156

Business acquisitions and other
     additions to long-lived assets                              $    644,527             $    122,230            $         745


The HHC Newspaper Operations and the Boulder newspaper acquisitions accounted for 72% of the increase in advertising revenue in 1997. The Vero Beach newspaper accounted for one-third of the 1996 increase in advertising revenue. Advertising revenues increased 7.6% in 1997 and 3.7% in 1996 on a pro forma basis, assuming all newspapers owned at the end of 1997 were owned for the full three-year period.

Newsprint prices have fluctuated widely in recent years.
The average price of newsprint increased from approximately $420 per metric tonne in the first quarter of 1994 to $745 in the first quarter of 1996, declined to approximately $500 by March 1997, then increased to $560 in December 1997. For all of 1997 the average price of newsprint was 15% less than in 1996. The average price of newsprint in 1996 was 1% less than in 1995. The Company anticipates that year-over-year newsprint costs will increase approximately 40% in the first quarter of 1998 on an increase in newsprint prices of about 15%. The current price of newsprint is 8% higher than the average price in 1997. At the current price, newsprint costs in 1998 would increase approximately 30%. However, some newsprint suppliers have announced a 7% price increase effective
April 1, 1998. It is uncertain if the announced increase will be billed or, rather, resistance from buyers will cause suppliers to reduce or delay the increase.

Excluding the acquired newspapers, employee compensation and benefits and other operating expenses increased approximately 5% in 1997. Depreciation and amortization increased due to newspaper acquisitions. Capital expenditures in 1998 are expected to be approximately
$27,000,000 and depreciation and amortization is expected to increase approximately 45%.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1997      Change         1996      Change        1995

Operating revenues:
     Local                                                       $    171,211       7.4 % $    159,412      5.9 % $     150,489
     National                                                         139,322       9.6 %      127,172      1.4 %       125,476
     Political                                                          2,106                   19,505                    3,207
     Other                                                             18,577       6.9 %       17,378      8.2 %        16,056

Total operating revenues                                              331,216       2.4 %      323,467      9.6 %       295,228

Operating expenses:
     Employee compensation and benefits                               103,350       5.4 %       98,099      9.5 %        89,570
     Program and copyright costs                                       47,890      (0.3)%       48,049      4.1 %        46,138
     Other                                                             51,928       1.6 %       51,094      9.7 %        46,564
     Depreciation and amortization                                     24,358      (5.5)%       25,788     (0.9)%        26,029

Total operating expenses                                              227,526       2.0 %      223,030      7.1 %       208,301

Operating income                                                 $    103,690       3.2 % $    100,437     15.5 % $      86,927

Other Financial and Statistical Data:

EBITDA                                                           $    128,048       1.4 % $    126,225     11.7 % $     112,956

Percent of operating revenues:
    Operating income                                                   31.3 %                   31.1 %                   29.4 %
    EBITDA                                                             38.7 %                   39.0 %                   38.3 %

Capital expenditures                                             $     15,632     (33.5)% $     23,491     (0.6)% $      23,630

Business acquisitions and other
     additions to long-lived assets                              $      3,000      76.5 % $      1,700


The television stations have benefited from increasing political advertising in even-numbered years when congressional and presidential elections occur, making it more difficult to achieve year-over-year increases in operating results in odd-numbered years.

The increase in employee costs and other operating expenses in 1996 is due primarily to the Company's expanded schedules of local news programs at the former FOX affiliates.
Program costs in 1996 include a $1,500,000 charge for the unrecoverable cost of syndicated programming held by several stations. Program costs are expected to increase nearly 20% in 1998, primarily due to the higher cost of the popular talk show "The Rosie O'Donnell Show," which is carried by five stations.

In 1996 the Company changed its Cincinnati television station's network affiliation to ABC from CBS. In 1995 the Company changed its Baltimore station's affiliation to ABC from NBC.

Capital expenditures in 1998 are expected to be approximately $38,000,000, including a new building for the Phoenix station and initial expenditures on a new building for the West Palm Beach station. Depreciation and amortization in 1998 is expected to increase approximately
5%.

CATEGORY TELEVISION - Operating results were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1997      Change         1996      Change        1995

Operating revenues:
     Advertising                                                 $     36,603     145.9 % $     14,888     82.1 % $       8,175
     Affiliate fees                                                    19,711     183.9 %        6,943    129.8 %         3,021
     Other                                                              2,082                      280    100.0 %           140

Total operating revenues                                               58,396     164.1 %       22,111     95.1 %        11,336

Operating expenses:
     Employee compensation and benefits                                15,404      87.9 %        8,199     17.0 %         7,006
     Programming and production costs                                  20,007      43.4 %       13,953     63.9 %         8,515
     Other                                                             32,291      97.8 %       16,321     22.1 %        13,365
     Depreciation and amortization                                      3,773     137.7 %        1,587     46.4 %         1,084

Total operating expenses                                               71,475      78.4 %       40,060     33.7 %        29,970

Operating income (loss)                                          $   (13,079)             $   (17,949)            $    (18,634)

Other Financial and Statistical Data:

EBITDA                                                           $    (9,306)             $   (16,362)            $    (17,550)

Capital expenditures                                             $      5,742     105.1 % $      2,800    (51.0)% $       5,716

Business acquisitions and other
     additions to long-lived assets                              $    173,569             $     44,000            $       7,269


The increase in advertising and affiliate fee revenues is primarily due to the increase in cable television systems that carry HGTV, and, therefore, the increase in potential audience. The October 1997 acquisition of Food Network increased operating revenues approximately 30%. Operating revenues increased 112% in 1997 and 97% in 1996 on a pro forma basis, assuming Food Network was owned for the full three-year period.

EBITDA for HGTV was ($9,700,000) in 1997, ($17,600,000) in
1996, and ($16,100,000) in 1995. Operating losses totaled $11,900,000, $7,600,000 after-tax, $.09 per share in 1997;
$19,200,000, $11,900,000 after-tax, $.15 per share in 1996;
and $17,200,000, $10,600,000 after-tax, $.13 per share in
1995. Food Network operating losses included in the Company's 1997 operating results were $2,500,000, $1,600,000 after-tax, $.02 per share.

In 1996 and 1997 the Company agreed to pay distribution fees of approximately $75,000,000 to certain cable and direct broadcast satellite systems in exchange for long-term contracts to carry HGTV. The amount of the incentives approximates the affiliate fee revenue HGTV expects to receive over the lives of the contracts. In 1996 and 1997 Food Network paid approximately $6,000,000 in distribution fees (including $1,500,000 subsequent to its acquisition by the Company) to cable television systems in exchange for long-term contracts that do not provide for affiliate fee revenue, and approximately $10,000,000 to direct broadcast satellite systems for long-term contracts that do provide
for affiliate fee revenue.   Advertising revenues are
expected to increase as distribution of the networks increases, consistent with the historical growth in advertising revenues. Distribution fees are amortized based upon the percentage of the current period's affiliate fee revenue to the estimated total of such revenue over the lives of the contracts, or, for contracts that do not provide for affiliate fee revenue, on a straight-line basis. Amortization of prepaid distribution fees was approximately $9,000,000 in 1997.

According to the Nielsen Homevideo Index, HGTV was telecast to 36.1 million homes in December 1997, up 10.9 million from December 1996. Food Network was telecast to 29.1 million homes in December 1997, up 10.0 million from December 1996. Additional distribution fees may be required to obtain carriage on additional cable television systems.

Capital expenditures in 1998 are expected to be approximately $10,000,000. Depreciation and amortization is expected to increase approximately $7,000,000, primarily due to the acquisition of Food Network.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operating segments. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments. Cash flows provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used primarily to invest in the category television segment, to fund corporate expenditures, or to invest in new businesses. Management expects total cash flow from continuing operating activities in 1998 will be sufficient to meet the Company's expected total capital expenditures, required interest payments and dividend payments. Total capital expenditures in 1998 are expected to be approximately $75,000,000. The Company expects to extend the $400,000,000 one-year term portion of its variable rate credit facility, or to refinance the borrowings under that line.

Cash flow provided by continuing operating activities was $197,000,000 in 1997 compared to $176,000,000 in 1996 and
$114,000,000 in 1995. Payment of income taxes related to the settlement with the Internal Revenue Service of the audits of the 1985 through 1987 federal income tax returns reduced 1995 cash flow provided by continuing operating activities by $45,000,000. The increases in cash flow provided by continuing operating activities in 1997 and in 1996 were primarily due to improvements in EBITDA.

Net debt (borrowings less cash equivalent and other short-term investments) increased $651,000,000 during 1997 to $770,000,000. The acquisition of the HHC Newspaper Operations and Food Network caused the increase. At December 31, 1997, net debt was 42% of total capitalization. Management believes the Company's cash and cash equivalents, short-term investments and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and expansion of existing businesses and the development or acquisition of new businesses.



YEAR 2000 ISSUES

The Company has initiated a review of its computer systems and applications to determine which are affected by the Year 2000 issue and the corrective actions to remedy the problem. Most of the Company's systems and applications have been determined to be Year 2000 compliant. The costs to remedy other systems is not expected to have a material effect on the Company's business, its results of operations or its financial position.



MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. See "NEWSPAPERS". The Company is also exposed to changes in the market value of its investments.

In the normal course of business, the Company employs foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen. The contracts reduce the risk of changes in the exchange rate for Japanese yen on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The Company employs off-balance-sheet financial instruments, such as forward contracts, to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. As market conditions warrant, the Company enters into foreign currency and newsprint forward contracts only to hedge its anticipated transactions for, at most, the ensuing year. The impact of any reasonably possible change in the values of these derivative financial instruments on the Company's financial position, its results of operations, and its cash flows is immaterial.

The Company manages interest-rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not utilize interest rate swaps, forwards or other derivative financial instruments. The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )                                                                                          Cost or
                                                                                                         Carrying         Fair
                                                                                                           Value         Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities                                                                   $ 541,459      $ 541,459
     6.625% note, due in 2007                                                                             99,858        101,297
     6.375% note, due in 2002                                                                             99,906        100,440
     7.375% notes, due in 1998                                                                            29,754         30,289
     Other notes                                                                                           2,129          1,615

     Total long-term debt                                                                                773,106        775,100
     Program rights payable                                                                               45,856         42,800
     Short-term investments                                                                                3,105          3,105

Financial instruments subject to market value risk:
     Time Warner common stock (672,000 shares)                                                         $  27,815      $  41,681
     Other                                                                                                 1,739          5,420


The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in one year, and the other limited to $400,000,000 principal amount maturing in five years. The Variable Rate Credit Facilities are used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. At December 31, 1997, the weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 5.85%.

The Company does not hold financial instruments for trading or speculative purposes, and does not hold leveraged contracts.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies ("Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 22, 1998

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                 As of December 31,
                                                                                              1997                 1996
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         14,321     $         10,145
     Short-term investments                                                                       3,105                2,700
     Accounts and notes receivable (less allowances - 1997, $6,305; 1996, $3,974)               218,310              182,687
     Program rights and production costs                                                         61,698               44,639
     Inventories                                                                                 13,685               11,753
     Deferred income taxes                                                                       21,630               24,897
     Miscellaneous                                                                               46,365               37,259
     Total current assets                                                                       379,114              314,080

Investments                                                                                      84,645               40,205

Property, Plant and Equipment                                                                   480,037              430,703

Goodwill and Other Intangible Assets                                                          1,237,482              590,452

Other Assets:
     Program rights and production costs (less current portion)                                  32,546               35,281
     Prepaid distribution fees (less current portion)                                            48,287               38,337
     Miscellaneous                                                                               18,722               19,611
     Total other assets                                                                          99,555               93,229

TOTAL ASSETS                                                                           $      2,280,833     $      1,468,669

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1997                 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $        171,254     $         90,040
    Accounts payable                                                                             90,408               88,574
    Customer deposits and unearned revenue                                                       39,395               30,208
    Accrued liabilities:
        Employee compensation and benefits                                                       41,645               33,622
        Distribution fees                                                                        33,388               33,895
        Miscellaneous                                                                            53,870               47,063
    Total current liabilities                                                                   429,960              323,402

Deferred Income Taxes                                                                            88,051               63,953

Long-Term Debt (less current portion)                                                           601,852               31,793

Other Long-Term Obligations and Minority Interests (less current portion)                       112,008              104,930

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 1997 -  61,296,157 shares; 1996 - 61,293,240 shares                          613                  613
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  1997 - 19,333,711 shares; 1996 - 19,470,382 shares                        193                  195
    Total                                                                                           806                  808
    Additional paid-in capital                                                                  259,739              272,703
    Retained earnings                                                                           782,329              676,471
    Unrealized gains (losses) on securities available for sale                                   11,397                (713)
    Unvested restricted stock awards                                                            (5,602)              (5,241)
    Foreign currency translation adjustment                                                         293                  563
    Total stockholders' equity                                                                1,048,962              944,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      2,280,833     $      1,468,669

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Operating Revenues:
    Advertising                                                    $        916,661  $               822,758 $        763,705
    Circulation                                                             135,582                  130,092          125,354
    Licensing                                                                56,813                   53,672           49,366
    Joint operating agency distributions                                     48,977                   43,279           43,863
    Affiliate fees                                                           19,711                    6,943            3,021
    Program production                                                       18,950                   29,080           13,618
    Other                                                                    45,263                   36,034           31,451
    Total operating revenues                                              1,241,957                1,121,858        1,030,378

Operating Expenses:
    Employee compensation and benefits                                      400,014                  360,697          338,521
    Newsprint and ink                                                       123,508                  123,390          123,579
    Program, production and copyright costs                                  85,227                   88,990           65,996
    Other operating expenses                                                304,778                  273,553          254,536
    Depreciation                                                             54,085                   49,528           46,496
    Amortization of intangible assets                                        23,521                   19,849           20,094
    Total operating expenses                                                991,133                  916,007          849,222

Operating Income                                                            250,824                  205,851          181,156

Other Credits (Charges):
    Interest expense                                                       (18,543)                  (9,629)         (11,223)
    Net gains and unusual items                                              44,894                   21,531
    Miscellaneous, net                                                        3,126                    1,834            1,535
    Net other credits (charges)                                              29,477                   13,736          (9,688)

Income from Continuing Operations
    Before Taxes and Minority Interests                                     280,301                  219,587          171,468
Provision for Income Taxes                                                  117,510                   86,011           74,532

Income from Continuing Operations
    Before Minority Interests                                               162,791                  133,576           96,936
Minority Interests                                                            5,089                    3,436            3,347

Income From Continuing Operations                                           157,702                  130,140           93,589
Discontinued Operation - Scripps Cable:
     Income from operations                                                                           39,514           39,789
     Costs of Cable Transaction                                                                     (12,251)

Net Income                                                         $        157,702  $               157,403 $        133,378



Per Share of Common Stock - Basic:
    Income from continuing operations                                         $1.96                    $1.62            $1.17

    Net income                                                                $1.96                    $1.96            $1.67

Per Share of Common Stock - Diluted:
    Income from continuing operations                                         $1.93                    $1.61            $1.17

    Net income                                                                $1.93                    $1.95            $1.66

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except share data )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Cash Flows from Operating Activities:
Income from continuing operations                                  $        157,702  $               130,140 $         93,589
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                          77,606                   69,377           66,590
      Deferred income taxes                                                  28,865                   13,650            3,814
      Minority interests in income of subsidiary companies                    5,089                    3,436            3,347
      Net gains and unusual items                                          (44,894)                 (21,367)
      Prepaid distribution fee amortization greater (less) than payments   (12,490)                  (6,861)            (369)
      Settlement of federal income tax audits                                 4,824                                  (45,000)
      Other changes in certain working capital accounts, net               (24,094)                  (8,546)         (13,979)
      Miscellaneous, net                                                      4,300                  (3,605)            5,779
Net cash provided by continuing operating activities                        196,908                  176,224          113,771
Discontinued Operation - Scripps Cable:
      Income                                                                                          27,263           39,789
      Adjustment to derive cash flows from operating activities                                       37,830           62,290
      Net cash provided by Scripps Cable operating activities                                         65,093          102,079
Net operating activities                                                    196,908                  241,317          215,850

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                 (56,620)                 (53,300)         (57,300)
Purchase of subsidiary companies and long-term investments                (749,161)                (127,749)         (12,167)
Change in short-term investments, net                                         2,700                   22,313         (25,013)
Sale of subsidiary companies and long-term investments                       29,339                   11,650            2,729
Miscellaneous, net                                                          (1,490)                    1,057            3,598
Net cash used in continuing operations investing activities               (775,232)                (146,029)         (88,153)
Net cash used in Scripps Cable investing activities                                                (119,575)         (44,938)
Net investing activities                                                  (775,232)                (265,604)        (133,091)

Cash Flows from Financing Activities:
New debt                                                                    741,216                  100,000
Payments on long-term debt                                                 (90,046)                 (59,042)         (29,703)
Dividends paid                                                             (42,064)                 (41,840)         (39,980)
Dividends paid to minority interests                                        (3,950)                  (2,697)          (2,601)
Repurchase and retirement of 621,000 Class A Common Shares                 (25,694)
Miscellaneous, net (primarily exercise of stock options)                      3,038                    8,615            5,437
Net cash provided by (used in) continuing operations financing activities   582,500                    5,036         (66,847)
Net cash used in Scripps Cable financing activities                                                    (625)          (2,500)
Net financing activities                                                    582,500                    4,411         (69,347)

Increase (Decrease) in Cash and Cash Equivalents                              4,176                 (19,876)           13,412

Cash and Cash Equivalents:
Beginning of year                                                            10,145                   30,021           16,609
End of year                                                        $         14,321  $                10,145 $         30,021

Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                    $         19,343  $                10,006 $         11,053
   Income taxes paid                                                         86,599                   66,320           55,176
   Monterey and San Luis Obispo newspapers traded for Boulder newspaper      50,000
   Cable Transaction (at book value; fair market value was $1,590,000)                               355,694

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data )                                                         Unrealized
                                                                                               Gains
                                                                                           (Losses) on    Unvested      Foreign
                                                                   Additional               Securities   Restricted    Currency
                                                         Common      Paid-in     Retained    Available     Stock      Translation
                                                         Stock       Capital     Earnings    for Sale      Awards      Adjustment


As of December 31, 1994                               $      799 $    248,098 $   823,204 $     12,518 $   (2,036) $         885
Net income                                                                        133,378
Dividends:  declared and paid - $.50 per share                                   (39,980)
Conversion of 196,460 Common Voting Shares
    to 196,460 Class A Common Shares
Class A Common Shares issued pursuant to
    compensation plans, net:  238,850 shares
    issued, 1,250 shares forfeited
    and 19,894 shares repurchased                              2        5,099                                (538)
Tax benefits of compensation plans                                        866
Amortization of restricted stock awards                                                                      1,001
Foreign currency translation adjustment                                                                                     (72)
Increase in unrealized gains (losses)
    on securities available for sale, net
    of deferred income tax of $4,417                                                             8,202
As of December 31, 1995                                      801      254,063     916,602       20,720     (1,573)           813
Net income                                                                        157,403
Dividends:  declared and paid - $.52 per share                                   (41,840)
Cable Transaction (at book value; fair market value
    was $1,590,000, $19.83 per share of the Company)                            (355,694)
Conversion of 507,991 Common Voting Shares
    to 507,991 Class A Common Shares
Class A Common Shares issued pursuant to
    compensation plans, net:  707,200 shares
    issued and 7,359 shares repurchased                        7       16,068                              (7,450)
Tax benefits of compensation plans                                      2,572
Amortization of restricted stock awards                                                                      3,782
Foreign currency translation adjustment                                                                                    (250)
Increase (decrease) in unrealized gains (losses)
    on securities available for sale, net
    of deferred income tax of $11,540                                                         (21,433)
As of December 31, 1996                                      808      272,703     676,471        (713)     (5,241)           563
Net income                                                                        157,702
Dividends:  declared and paid - $.52 per share                                   (42,064)
Adjustment to estimated net book value
    of cable television assets                                                    (9,780)
Conversion of 136,671 Common Voting Shares
    to 136,671 Class A Common Shares
Purchase and retirement of 621,000
    Class A Common Shares                                    (7)     (25,687)
Class A Common Shares issued pursuant to
    compensation plans, net:  529,475 shares
    issued and 42,229 shares repurchased                       5        8,038                              (3,137)
Tax benefits of compensation plans                                      4,685
Amortization of restricted stock awards                                                                      2,776
Foreign currency translation adjustment                                                                                    (270)
Increase in unrealized gains (losses)
    on securities available for sale, net
    of deferred income tax of $6,521                                                            12,110
As of December 31, 1997                               $      806 $    259,739 $   782,329 $     11,397 $   (5,602) $         293

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 20 daily newspapers in the U.S. The newspaper segment primarily derives revenue from the sale of advertising space to local and national advertisers and from the sale of the newspaper to readers. The broadcast television segment includes nine network-affiliated stations. Television stations derive revenue from the sale of advertising time to local and national advertisers and receive compensation for broadcasting network programming. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), and the Company's 12% equity interest in SportSouth, a regional cable television network. Revenues are derived from the sale of advertising time and from affiliate fees paid by cable television and direct broadcast satellite systems which distribute the networks. Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics, television program production, and publication of independent telephone directories. The relative importance of each line of business to continuing operations is indicated in the segment information presented in Note 12.

The Company's operations are geographically dispersed and its customer base is diverse. However, more than 70% of the Company's operating revenues are derived from advertising. Operating results can be affected by changes in the demand for advertising both nationally and in individual markets.

The Company grants credit to substantially all of its customers. Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company's financial position.

Cable Transaction - The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1,593,000,000 ($19.83 per share of the Company) and the net book value of Scripps Cable was $356,000,000, yielding an economic gain of $1,237,000,000 to the Company's shareholders. Despite the economic gain, accounting rules required the Company to record the Cable Transaction as a spin-off, at net book value, of Scripps Cable to the Company's shareholders. Therefore no gain was reflected in the Company's financial statements. Pursuant to the terms of its agreement with Comcast, the Company remained liable for any losses resulting from certain lawsuits, certain other expenses, and tax liabilities of Scripps Cable attributable to periods prior to the Cable Transaction (see Notes 4 and 13). In 1997 the Company adjusted its estimate of these liabilities, reducing stockholders' equity by $9,780,000.

Scripps Cable represented an entire business segment, therefore its results are reported as a "discontinued operation" for all periods presented (see Note 15). Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company's financial statements include estimates for such items as income taxes payable and self-insured risks. The Company self insures for employees' medical and disability income benefits, workers' compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $17,300,000 at December 31, 1997. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary companies.

Revenue Recognition - Significant revenue recognition policies are as follows:
    Advertising revenues are recognized based on dates of publication or broadcast.

    Circulation revenue is recognized based on date of publication.

    Affiliate fees are recognized as programming is provided to cable television and direct broadcast satellite services.

    Royalties from merchandise licensing are recognized as products are sold by the licensee. Royalties from promotional licensing are recognized over the lives of the licensing agreements.

    Program production revenues are recognized when the program material is available for broadcast and certain other conditions are met.

Prepaid Distribution Fees - Prepaid distribution fees are incentives paid to cable television and direct broadcast satellite system operators in exchange for long-term contracts to carry HGTV and Food Network. These fees are amortized based upon the percentage of the current period's affiliate fee revenues to the estimated total of such revenue over the lives of the contracts, or, for contracts that do not provide for the Company to receive affiliate fees, on a straight-line basis. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

Program Rights and Production Costs - Program rights are recorded when programs become available for broadcast. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. The liability for program rights is not discounted for imputed interest.

Production costs represent costs incurred in the production of programming for distribution. Amortization is based on the percentage of current period revenues to the estimated total revenue for each program. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset. Program and production costs are stated at the lower of unamortized cost or fair value.

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other long-term obligations. The following table presents additional information about these liabilities:

( in thousands )
                                                                                                 As of December 31,
                                                                                              1997                 1996

Liabilities for programs available for broadcast:
     Carrying amount                                                                   $         45,856     $         44,392
     Fair value                                                                                  42,800               41,400


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

Goodwill and Other Intangible Assets - Goodwill represents the cost of acquisitions in excess of tangible assets and identifiable intangible assets received. Noncompetition agreements and cable and direct broadcast satellite network affiliation contracts are amortized on a straight-line basis over the terms of the agreements. Goodwill, customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 40 years.

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

Investments - Investments in 20%- to 50%-controlled companies and in all joint ventures are accounted for using the equity method. Venture capital investments that do not have a determinable fair value are carried at cost.
Investments in other debt and equity securities are classified as available for sale and are carried at fair value. Fair value is determined by reference to quoted market prices. Unrealized gains or losses on those securities are recognized as a separate component of stockholders' equity. The cost of securities sold is determined by specific identification.

Newspaper Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies ("JOAs") in four markets. A JOA combines all but the editorial operations of two competing newspapers in a market. In each JOA the managing party distributes a portion of JOA profits to the other party. The Company manages the JOA in Evansville. The JOAs in Albuquerque, Birmingham and Cincinnati are managed by the other parties to the JOAs. The JOA in El Paso was terminated in 1997 (see
Note 2).

The Company includes the full amount of company-managed JOA assets and liabilities, and revenues earned and expenses incurred in the operation of the JOA, in the consolidated financial statements. Distributions of JOA operating profits to the other party are included in other operating expenses.

For JOAs managed by the other party, the Company includes distributions of JOA operating profits in operating revenues in the Consolidated Statements of Income. The Company does not include any assets or liabilities of JOAs managed by other parties in its Consolidated Balance Sheets as the Company has no residual interest in the net assets of these JOAs.

Inventories - Inventories are stated at the lower of cost or market. The cost of newsprint included in inventory is computed using the last in, first out ("LIFO") method. At December 31 newsprint inventories were approximately 64% of total inventories in 1997 and 68% in 1996. The cost of other inventories is computed using the first in, first out ("FIFO") method. Inventories would have been $1,400,000 and $200,000 higher at December 31, 1997 and 1996 if FIFO (which approximates current cost) had been used to compute the cost of newsprint.

Postemployment Benefits - Retiree health benefits are recognized during the years that employees render service.
Other postemployment benefits, such as disability-related benefits and severance, are recognized when the costs of such benefits are incurred.

Stock-Based Compensation - The Company's incentive plans provide for the awarding of options to purchase Class A Common Shares and awards of Class A Common Shares to certain employees of the Company. Stock options are awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common Shares vest over an incentive period, conditioned upon the individual's employment through that period. The Company measures compensation expense using the intrinsic-value-based method (see Note 14).

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, bank deposits and debt instruments with an original maturity of less than three months. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Short-term Investments - Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Short-term investments are carried at cost plus accrued income, which approximates fair value.

Risk Management Contracts - In the normal course of business, the Company employs foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. The contracts reduce the risk of changes in the exchange rate for Japanese yen on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. Such contracts are recorded at fair value in the Consolidated Balance Sheets and gains or losses are recognized in income as changes occur in the exchange rate for the Japanese yen.

The Company also employs off-balance-sheet financial instruments, such as forward contracts, to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. Gains or losses on the contracts are deferred and charged to newsprint and ink expense as the newsprint is consumed.

As market conditions warrant, the Company enters into foreign currency and newsprint forward contracts only to hedge its anticipated transactions for, at most, the ensuing year. The Company does not hold derivative financial instruments for trading or speculative purposes, and does not hold leveraged contracts.

The impact of risk management activities on the Company's financial position, its results of operations, and its cash flows is immaterial.

Net Income Per Share - The Financial Accounting Standards
Board ("FASB") issued Financial Accounting Standard ("FAS")
No. 128 - Earnings per Share in February 1997. It replaced the presentation of primary and fully-diluted earnings per share ("EPS") with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. The Company adopted FAS
No. 128 in the fourth quarter of 1997. All previously reported EPS amounts have been restated to conform to the new presentation.

The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                                    For the years ended December 31,
                                                                          1997                  1996                1995

Basic weighted-average shares outstanding                                    80,500                   80,230           79,852

Effect of dilutive securities:
     Unvested restricted stock held by employees                                214                       99               41
     Stock options held by employees                                            931                      512              277

Diluted weighted-average shares outstanding                                  81,645                   80,841           80,170


Recently Issued Accounting Standards - The FASB issued FAS No. 130 - Reporting Comprehensive Income in June 1997. The statement, which must be adopted in the first quarter of 1998 will require the Company to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income reported in these financial statements, comprehensive income includes unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1997 - In October the Company acquired the newspaper and broadcast operations of Harte-Hanks Communications ("Harte-Hanks") for $775,000,000, plus working capital, in cash.
The Harte-Hanks newspaper operations include daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network and approximately
$75,000,000 in cash.   In August the Company traded its
daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

1996 - In May the Company acquired the Vero Beach, Florida, daily newspaper.

The following table presents additional information about the acquisitions:

   ( in thousands )
                                                                                      For the years ended December 31,

                                                                                           1997          1996

   Goodwill and other intangible assets acquired                                       $    681,141       $    110,967
   Other assets acquired (primarily property, equipment and program costs)                  108,221             10,900
   Total                                                                                    789,362            121,867

   Fair value of Monterey and San Luis Obispo daily newspapers                             (50,000)
   Liabilities assumed                                                                     (19,006)            (1,794)

   Cash paid                                                                           $    720,356       $    120,073


The acquisitions have been accounted for as purchases. The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition. The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations of the Company and the acquired operations assuming the transactions had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant and equipment, and amortization of the intangible assets acquired. The pro forma information excludes the results of operations of the Monterey and San Luis Obispo newspapers, and excludes the gain recognized on the transaction. The unaudited pro forma results of operations are not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the respective periods.

   ( in thousands, except per share data )
                                                                                          For the years ended December 31,
                                                                                           1997          1996          1995


   Operating revenues                                                                  $  1,350,096  $  1,253,798  $  1,160,695
   Income from continuing operations                                                        124,965       100,704        62,836
   Net income                                                                               124,965       127,967       102,625

   Per share of common stock - basic:
        Income from continuing operations                                                     $1.55         $1.26          $.79
        Net income                                                                             1.55          1.60          1.29

   Per share of common stock - diluted:
        Income from continuing operations                                                     $1.53         $1.25          $.78
        Net income                                                                             1.53          1.58          1.28

Divestitures

1997 - The Company traded its Monterey and San Luis Obispo,
California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the JOA and ceased operations of its newspaper in El Paso, Texas. The
JOA termination and the trade resulted in gains totaling
$47,600,000, $26,200,000 after-tax ($.32 per share on a
diluted basis).

1995 - The Company sold its newspaper in Watsonville,
California. No material gain or loss was realized as proceeds approximated the book value of the net assets sold.

Included in the consolidated financial statements are the following results of divested operating units (excluding gains on sales):

   ( in thousands )
                                                                                             For the years ended December 31,

                                                                                           1997          1996          1995

   Operating revenues                                                                  $     27,200  $     40,400  $     38,300
   Operating income                                                                           1,800         5,400         4,700


3.  UNUSUAL CREDITS AND CHARGES

1997 - The Company adjusted certain investments to estimated realizable value, resulting in a loss of $2,700,000, $1,700,000 after tax, $.02 per share on a diluted basis.

1996 - The Company incurred an unusual operating charge of approximately $4,000,000, $2,600,000 after tax, $.03 per share on a diluted basis, the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA.

The Company recognized net gains that increased income from continuing operations by $24,300,000, $.30 per share on a diluted basis. A pre-tax gain of $40,000,000 was recognized on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner, and a $3,000,000 investment in Patient Education Media, Inc., was written off.

The Company contributed 375,000 shares of Time Warner stock to Scripps Howard Foundation, a private charitable foundation. The contribution reduced pre-tax income by $15,500,000 and income from continuing operations by $5,200,000, $.07 per share on a diluted basis.

4.  INCOME TAXES

The Company has reached an agreement with the Internal Revenue Service to settle the audit of its 1988 through 1991 consolidated federal income tax returns. The settlement will not result in an adjustment to the Company's tax liability for prior years. Pursuant to the terms of its agreement with Comcast, the Company remains liable for all tax liabilities of Scripps Cable attributable to periods prior to completion of the Cable Transaction. Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities
(assets) are as follows:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1997                 1996

Accelerated depreciation and amortization                                              $         91,573     $         74,405
Investments                                                                                      13,258                6,584
Accrued expenses not deductible until paid                                                     (13,323)             (13,345)
Deferred compensation and retiree benefits                                                     (17,028)             (14,952)
Other temporary differences, net                                                                (4,997)             (10,632)

Total                                                                                            69,483               42,060
State net operating loss carryforwards                                                          (9,576)              (9,863)
Valuation allowance for state deferred tax assets                                                 6,514                6,859

Net deferred tax liability                                                             $         66,421     $         39,056


The Company's state net operating loss carryforwards expire from 2003 through 2013. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance.

The provision for income taxes consists of the following:

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Current:
     Federal                                                       $         68,600  $                55,897 $         60,044
     State and local                                                         14,275                    9,814            5,027
     Foreign                                                                  4,314                    4,078            4,781

Total current                                                                87,189                   69,789           69,852

Deferred:
     Federal                                                                 31,100                    1,937            6,911
     Other                                                                    3,432                      173            1,320

Total deferred                                                               34,532                    2,110            8,231

Total income taxes                                                          121,721                   71,899           78,083
Income taxes allocated to stockholders' equity                              (4,211)                   14,112          (3,551)

Provision for income taxes                                         $        117,510  $                86,011 $         74,532


The difference between the statutory rate for federal income tax and the effective income tax rate is summarized as follows:



                                                                                  For the years ended December 31,
                                                                          1997                  1996                1995

Statutory rate                                                                35.0 %                   35.0 %            35.0 %
Effect of:
     State and local income taxes                                               4.1                      2.9              2.5
     Amortization of goodwill                                                   1.8                      1.8              2.9
     Charitable contributions of appreciated investments                                               (2.2)
     Miscellaneous                                                              1.0                      1.7              3.1

Effective income tax rate                                                     41.9 %                   39.2 %            43.5 %

5.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )
                                                                                                 As of December 31,
                                                                                              1997                 1996

Variable rate credit facilities                                                        $        541,459
6.625% note, due in 2007                                                                         99,858
6.375% note, due in 2002                                                                         99,906
7.375% notes, due in 1998                                                                        29,754     $         29,658
6.17% note, due in 1997                                                                                               90,000
Other notes                                                                                       2,129                2,175

Total long-term debt                                                                            773,106              121,833
Current portion of long-term debt                                                               171,254               90,040

Long-term debt (less current portion)                                                  $        601,852     $         31,793


Fair value of long-term debt *                                                         $        775,100     $        120,700


    * Fair value is estimated based on current rates available to the Company for debt of the same remaining maturity.


The Company has a Competitive Advance and Revolving Credit Facility Agreement which permits aggregate borrowings up to $800,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in one year, and the other limited to $400,000,000 principal amount maturing in five years. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rate on the Variable Rate Credit Facilities at December 31, 1997, was 5.85%.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Interest costs capitalized were as follows:

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Capitalized interest costs                                         $          1,200  $                   700 $            400

6.  INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1997                 1996

Securities available for sale:
     Short-term investments                                                            $          3,105     $          2,700
     Time Warner common stock (672,000 shares)                                                   41,681               25,210
     Other                                                                                        5,420                3,364

Total securities available for sale                                                              50,206               31,274
Investments accounted for using the equity method                                                 7,484                5,084
Other (primarily venture capital)                                                                30,060                6,547

Total investments                                                                      $         87,750     $         42,905

Unrealized gain (loss) on securities available for sale                                $         17,547     $        (1,084)


In 1996 the Company's investment in Turner Broadcasting
Systems was exchanged for 1,047,000 shares of Time Warner common stock when Turner was merged into Time Warner, and the Company contributed 375,000 shares of Time Warner stock to Scripps Howard Foundation (see Note 3).



7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1997                 1996

Land and improvements                                                                  $         48,235     $         40,871
Buildings and improvements                                                                      214,337              200,578
Equipment                                                                                       598,243              540,454

Total                                                                                           860,815              781,903
Accumulated depreciation                                                                        380,778              351,200

Net property, plant and equipment                                                      $        480,037     $        430,703

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1997                 1996

Goodwill                                                                               $      1,187,979     $        550,978
Customer lists                                                                                  145,454              142,025
Cable and direct broadcast satellite network affiliation contracts                               18,061
Licenses and copyrights                                                                          28,221               28,221
Noncompetition agreements                                                                         2,149               18,049
Other                                                                                            27,577               27,409

Total                                                                                         1,409,441              766,682
Accumulated amortization                                                                        171,959              176,230

Net goodwill and other intangible assets                                               $      1,237,482     $        590,452


9.  OTHER LONG-TERM OBLIGATIONS AND MINORITY INTERESTS

Other long-term obligations and minority interests consisted of the following:

( in thousands )
                                                                                                    As of December 31,
                                                                                               1997                 1996

Program rights payable                                                                 $         45,856     $         44,392
Employee compensation and benefits                                                               59,402               52,984
Distribution fees                                                                                46,716               39,096
Minority interests                                                                               10,537                9,400
Other                                                                                            26,854               34,809

Total other long-term obligations and minority interests                                        189,365              180,681
Current portion of other long-term obligations                                                   77,357               75,751

Other long-term obligations and minority interests (less current portion)              $        112,008     $        104,930

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995
Other changes in certain working capital accounts, net:
     Accounts receivable                                           $       (22,202)  $              (10,630) $       (20,864)
     Inventories                                                              1,464                       55              270
     Accounts payable                                                       (4,288)                    7,467          (3,888)
     Accrued income taxes                                                   (7,114)                      669           15,076
     Accrued interest                                                         1,541                    (377)              170
     Other accrued liabilities                                                7,707                  (2,611)            (744)
     Other, net                                                             (1,202)                  (3,119)          (3,999)

     Total                                                         $       (24,094)  $               (8,546) $       (13,979)




11.  EMPLOYEE BENEFIT PLANS

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

Retirement plans expense consisted of the following:

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Service cost                                                       $          9,047  $                 8,921 $          7,929
Interest cost                                                                14,729                   13,605           12,907
Actual (return) loss on plan assets, net of expenses                       (41,665)                 (29,737)         (41,698)
Net amortization and deferral                                                22,866                   14,921           27,203

Total for defined benefit plans                                               4,977                    7,710            6,341
Multi-employer plans                                                            923                    1,054            1,020
Defined contribution plans                                                    4,585                    4,124            3,612

Total                                                              $         10,485  $                12,888 $         10,973

Assumptions used in the accounting for the defined benefit plans were as follows:



                                                                          1997                  1996                1995

Discount rate as of December 31                                                6.5%                     7.5%             7.0%
Expected long-term rate of return on plan assets                               7.5%                     8.5%             8.0%
Rate of increase in compensation levels                                        3.0%                     4.0%             3.5%


The plans' long-term rates of return on assets, net of expenses, has been approximately one percentage point greater than the discount rate. Management believes the discount rate plus one percentage point is the best estimate of the long-term return on plan assets at any point in time. Therefore, when the discount rate changes, management's expectation for the future long-term rate of return on plan assets changes in tandem.

The funded status of the defined benefit plans was as follows:

( in thousands )
                                                                                         As of December 31,
                                                                          1997                  1996                1995

Actuarial present value of vested benefits                         $      (180,252)  $             (157,600) $      (158,953)

Actuarial present value of accumulated benefits                    $      (194,636)  $             (169,856) $      (170,875)

Actuarial present value of projected benefits                      $      (236,260)  $             (203,919) $      (206,324)
Plan assets at fair value                                                   246,811                  220,603          195,667

Plan assets greater than (less than) projected benefits                      10,551                   16,684         (10,657)
Unrecognized net loss (gain)                                               (18,979)                 (21,338)            7,089
Unrecognized prior service cost                                               5,704                    6,486            8,337
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                           (6,328)                  (7,775)          (9,222)

Net pension asset (liability) recognized in the balance sheet      $        (9,052)  $               (5,943) $        (4,453)


Plan assets consist of marketable equity and fixed-income securities.

The Company has unfunded health and life insurance benefit plans that are provided to certain retired employees. The combined number of 1) active employees eligible for such benefits and 2) retired employees receiving such benefits is approximately 5% of the Company's current workforce. The actuarial present value of the projected benefit obligation at December 31 was $8,200,000 in 1997 and $7,400,000 in
1996. The cost of the plan was less than $1,000,000 in each year.



12.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. See Note 1 for descriptive information about the Company's business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on results of operations before income taxes, interest, unusual items, and foreign exchange gains and losses. Intersegment sales, which primarily consist of programming produced for HGTV and Food Network, are generally recorded at cost.

No single customer provides more than 10% of the Company's revenue. The Company derives less than 10% of its revenues from markets outside of the U.S.

Financial information for the Company's business segments is as follows:

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

OPERATING REVENUES
Newspapers                                                         $        751,014  $               670,861 $        640,398
Broadcast television                                                        331,216                  323,467          295,228
Category television                                                          58,396                   22,111           11,336
Licensing and other media                                                   105,723                  108,490           84,471
Total                                                                     1,246,349                1,124,929        1,031,433
Eliminate intersegment revenue                                              (4,392)                  (3,071)          (1,055)
Total continuing operations                                        $      1,241,957  $             1,121,858 $      1,030,378

OPERATING INCOME
Newspapers                                                         $        174,480  $               139,303 $        125,484
Broadcast television                                                        103,690                  100,437           86,927
Category television                                                        (13,079)                 (17,949)         (18,634)
Licensing and other media                                                     2,940                    6,531            4,151
Corporate                                                                  (17,207)                 (18,471)         (16,772)
Total                                                                       250,824                  209,851          181,156
Unusual credits (charges) - see Note 3                                                               (4,000)
Total continuing operations                                        $        250,824  $               205,851 $        181,156

DEPRECIATION
Newspapers                                                         $         33,840  $                30,452 $         30,206
Broadcast television                                                         14,738                   14,547           12,578
Category television                                                           2,380                    1,587            1,084
Licensing and other media                                                     1,931                    1,843            1,744
Corporate                                                                     1,196                    1,099              884
Total continuing operations                                        $         54,085  $                49,528 $         46,496

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $         12,105  $                 8,207 $          6,267
Broadcast television                                                          9,620                   11,241           13,451
Category television                                                           1,393
Licensing and other media                                                       403                      401              376
Total continuing operations                                        $         23,521  $                19,849 $         20,094

OTHER NONCASH ITEMS
Broadcast television                                               $        (3,790)  $               (1,448) $          (522)
Category television                                                        (16,913)                 (12,224)          (9,148)
Licensing and other media                                                   (2,400)                  (2,856)            2,414
Total continuing operations                                        $       (23,103)  $              (16,528) $        (7,256)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of prepaid distribution fees in excess of (less than) distribution fee payments.

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                         $         33,762  $                25,653 $         22,184
Broadcast television                                                         15,632                   23,491           23,630
Category television                                                           5,742                    2,800            5,716
Licensing and other media                                                       670                      630            3,858
Corporate                                                                       814                      726            1,912
Total continuing operations                                        $         56,620  $                53,300 $         57,300

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                         $        644,527  $               122,230 $            745
Broadcast television                                                          3,000                    1,700
Category television                                                         173,569                   44,000            7,269
Licensing and other media                                                    21,808                    3,330              419
Corporate                                                                     2,083                    2,283            4,104
Total continuing operations                                        $        844,987  $               173,543 $         12,537

ASSETS
Newspapers                                                         $      1,330,487  $               700,625 $        606,989
Broadcast television                                                        495,049                  515,866          520,308
Category television                                                         283,588                  101,107           51,722
Licensing and other media                                                   113,822                   79,122           72,456
Corporate                                                                    57,887                   71,949           98,239
Total continuing operations                                        $      2,280,833  $             1,468,669 $      1,349,714


Other additions to long-lived assets include investments and prepaid distribution fees. Corporate assets are primarily cash, investments, and refundable and deferred income taxes.



13.  COMMITMENTS AND CONTINGENCIES

In 1995 Scripps Cable adjusted an accrual for the estimated costs of certain lawsuits against the Sacramento cable television system related primarily to employment issues and to the timing and amount of late-payment fees assessed to subscribers based upon a reassessment of the probable costs of these and additional employment-related lawsuits. The additional accrual reduced income from discontinued operations by $900,000. In 1996 the Company agreed to settle the late-payment fees and certain of the employment issue lawsuits. The settlements did not result in an additional charge. Management believes the possibility of incurring a loss greater than the amount accrued for the remaining lawsuits is remote. Pursuant to the terms of its agreement with Comcast, the Company remains liable for any losses related to these lawsuits.

The Company is also involved in other litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company purchased program rights totaling $70,100,000 in 1997, $53,700,000 in 1996, and $61,900,000 in 1995, the
payments for which are generally made over the lives of the contracts. At December 31, 1997, the Company was committed to purchase approximately $110,000,000 of program rights that are not currently available for broadcast, including $100,000,000 for programs not yet produced. If such programs are not produced, the Company's commitments would expire without obligation.

Minimum payments on noncancelable leases at December 31, 1997, were as follows:

( in thousands )


1998                                                                                                        $         10,400
1999                                                                                                                   7,700
2000                                                                                                                   5,300
2001                                                                                                                   4,400
2002                                                                                                                   4,100
Later years                                                                                                           14,900

Total                                                                                                       $         46,800


Rental expense for cancelable and noncancelable leases was as follows:

( in thousands )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Rental expense                                                     $         12,200  $                10,300 $         10,300



14.  CAPITAL STOCK AND INCENTIVE PLANS

The capital structure of the Company includes Common Voting Shares and Class A Common Shares. The articles provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. The
Company repurchased 621,000 shares in 1997.

The 1987 Long-Term Incentive Plan (the "1987 Plan"), which expired on December 9, 1997, provided for the awarding of stock options with 10-year terms, stock appreciation rights, performance units and Class A Common Shares to key employees and the 1994 Non-Employee Directors' Stock Option Plan provides for the awarding of stock options to certain nonemployee directors. The 1987 Plan was replaced by the 1997 Long-Term Incentive Plan (the "1997 Plan"). The terms of the 1997 Plan are substantially the same as the 1987 Plan. The 1997 Plan expires in 2007, except for options then outstanding. The number of shares authorized for issuance under the plans is 7,913,000, of which 3,034,000 remain available.

Stock options may be awarded to purchase Class A Common
Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period.

Information related to stock options is as follows:

                                                                                             Weighted-            Range of
                                                                         Number               Average             Exercise
                                                                        of Shares          Exercise Price          Prices

Outstanding at December 31, 1994                                          2,125,975                   $25.25         $16 - 34
Granted in 1995                                                              25,000                    31.00          29 - 34
Exercised in 1995                                                         (221,350)                    23.07          18 - 30
Forfeited in 1995                                                          (10,000)                    25.51          18 - 30

Outstanding at December 31, 1995                                          1,919,625                    25.52          16 - 34
Granted in 1996 prior to the Cable Transaction                               96,500                    43.51          39 - 48
Exercised in 1996 prior to the Cable Transaction                          (353,350)                    23.51          16 - 34
Adjustment of options upon completion of the Cable Transaction            1,036,225
Granted in 1996 subsequent to the Cable Transaction                          25,000                    34.25            34
Exercised in 1996 subsequent to the Cable Transaction                      (43,200)                    14.39          10 - 19

Outstanding at December 31, 1996                                          2,680,800                    16.74          10 - 34
Granted in 1997                                                             605,500                    35.33          35 - 43
Exercised in 1997                                                         (448,975)                    17.27          10 - 26
Forfeited in 1997                                                          (11,800)                    34.50            35

Outstanding at December 31, 1997 (by year granted):
    1990                                                                     98,750                    14.38          11 - 15
    1991                                                                    463,350                    12.00          11 - 13
    1992                                                                    187,700                    15.17          15 - 17
    1993                                                                    729,800                    17.54          15 - 21
    1994                                                                    576,025                    18.83          17 - 21
    1995                                                                     12,000                    19.63          18 - 20
    1996                                                                    164,200                    28.22          24 - 34
    1997                                                                    593,700                    35.35          35 - 43

    Total options outstanding                                             2,825,525                   $21.00         $11 - 43

Exercisable at December 31:
    1995                                                                  1,739,125                   $25.88         $16 - 34
    1996                                                                  2,417,900                    16.02          10 - 27
    1997                                                                  2,190,625                    16.90          11 - 27


The number of options and the option price were adjusted based on the market price of Class A Common Shares before and after completion of the Cable Transaction, in order to preserve the economic value of the options. Substantially all options granted prior to 1997 are exercisable.

The Company has adopted the "disclosure-only" provisions of FAS No. 123; therefore no compensation expense has been recognized for stock option grants. Had compensation expense been determined based upon the fair value (determined using the Black-Scholes option pricing model) at the grant date consistent with the provisions of FAS No. 123, the Company's income from continuing operations would have been reduced to the pro forma amounts as follows:

( in thousands, except per share data )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Pro forma income from continuing operations                        $        155,800  $               126,500 $         93,500
Pro forma income from continuing operations per share of common stock:
     Basic                                                                    $1.94                    $1.58            $1.17
     Diluted                                                                   1.91                     1.56             1.17


The 1996 amounts above include the $2,900,000, $.04 per share on a diluted basis, effect of the option adjustment related to the Cable Transaction. That amount is the after-tax difference between the fair value of the adjusted options and the intrinsic value of the original options outstanding on the date of the Cable Transaction. FAS No.
123 requires that, for options issued prior to the adoption of FAS No. 123, such difference must be included in the pro forma disclosures. There was no difference between the fair values of the original and the adjusted options on the date of the Cable Transaction. Information related to the fair value of stock option grants is as follows:



                                                                                   For the years ended December 31,
                                                                          1997                  1996                1995

Weighted-average fair value of options granted                               $12.03                   $14.84           $11.08
Assumptions used to determine fair value:
     Dividend yield                                                            1.5%                     1.5%             1.5%
     Expected volatility                                                        28%                      27%              28%
     Risk-free rate of return                                                  6.0%                     6.4%             6.0%
     Expected life of options                                               7 years                  7 years          7 years


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

( in thousands, except share data )
                                                                                     For the years ended December 31,
                                                                          1997                  1996                1995

Class A Common Shares:
     Shares awarded prior to completion of the Cable Transaction                                     130,500           17,500
     Weighted-average price of shares awarded                                                         $43.45           $31.06
     Adjustment of unvested shares upon completion
          of the Cable Transaction                                                                   127,650
     Awarded subsequent to completion of the Cable Transaction               80,500                   52,500
     Weighted-average price of shares awarded                                $38.97                   $34.25
     Shares forfeited                                                                                                   1,250
Compensation expense recognized:
     Continuing operations                                         $          2,776  $                 1,482 $            916
     Scripps Cable                                                                                     2,300               85


The number of unvested shares was adjusted based on the market price of Class A Common Shares before and after completion of the Cable Transaction, in order to preserve the economic value of the awards.

15.  DISCONTINUED OPERATION - SCRIPPS CABLE

Summarized financial information is as follows:

Operating Results

( in thousands, except share data )
                                                                                                     For the years
                                                                                                  ended December 31,
                                                                                                1996                1995


Operating revenues                                                                   $               270,172 $        279,482

Income before income taxes                                                                            60,541           65,247
Income taxes                                                                                        (21,027)         (25,458)

Income from operations                                                                                39,514           39,789
Costs of Cable Transaction                                                                          (12,251)

Net income                                                                           $                27,263 $         39,789

Net income per share of common stock:
     Basic                                                                                              $.34             $.50
     Diluted                                                                                             .34              .50


  In 1995 Scripps Cable adjusted an accrual for the ultimate costs of certain lawsuits (see Note 13). The adjustment reduced net income by $900,000.

Cash Flows

( in thousands )
                                                                                                     For the years
                                                                                                   ended December 31,
                                                                                                1996                1995

Net income                                                                           $                27,263 $         39,789
Depreciation and amortization                                                                         48,008           53,999
Other, net                                                                                          (10,178)            8,291

Net cash provided by operating activities                                            $                65,093 $        102,079

Capital expenditures                                                                 $              (57,898) $       (47,484)
Acquisition of cable television systems (primarily equipment and intangible assets)                 (62,099)            (384)
Other, net                                                                                               422            2,930

Net cash used in investing activities                                                $             (119,575) $       (44,938)

16.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1997                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    290,710 $     305,512 $    286,181 $    359,554 $   1,241,957

Operating expenses:
   Employee compensation and benefits                               94,805        96,381       97,491      111,337       400,014
   Newsprint and ink                                                27,351        30,416       30,204       35,537       123,508
   Program, production and copyright costs                          25,827        16,988       18,356       24,056        85,227
   Other operating expenses                                         68,608        74,072       72,532       89,566       304,778
   Depreciation and amortization                                    18,268        17,294       18,023       24,021        77,606

   Total operating expenses                                        234,859       235,151      236,606      284,517       991,133

Operating income                                                    55,851        70,361       49,575       75,037       250,824
Interest expense                                                   (2,566)       (2,484)      (2,300)     (11,193)      (18,543)
Net gains and unusual items                                                                    20,981       23,913        44,894
Miscellaneous, net                                                     113           368          914        1,731         3,126
Income taxes                                                      (22,477)      (28,728)     (29,668)     (36,637)     (117,510)
Minority interests                                                   (898)         (938)        (924)      (2,329)       (5,089)

Income from continuing operations                             $     30,023 $      38,579 $     38,578 $     50,522 $     157,702

Income from continuing operations per
     share of common stock:
     Basic                                                           $ .37         $ .48        $ .48        $ .63        $ 1.96
     Diluted                                                         $ .37         $ .47        $ .47        $ .62        $ 1.93

Basic weighted-average shares outstanding                           80,496        80,562       80,644       80,297        80,500

Diluted weighted-average shares outstanding                         81,588        81,701       81,814       81,476        81,645

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52

    The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.


( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1996                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    254,245 $     277,324 $    265,483 $    324,806 $   1,121,858

Operating expenses:
   Employee compensation and benefits                               86,883        89,333       90,078       94,403       360,697
   Newsprint and ink                                                34,169        33,161       29,402       26,658       123,390
   Program, production and copyright costs                          16,550        16,460       17,814       38,166        88,990
   Other operating expenses                                         61,648        66,996       65,688       79,221       273,553
   Depreciation and amortization                                    17,519        16,951       17,256       17,651        69,377

   Total operating expenses                                        216,769       222,901      220,238      256,099       916,007

Operating income                                                    37,476        54,423       45,245       68,707       205,851
Interest expense                                                   (1,413)       (2,224)      (2,713)      (3,279)       (9,629)
Net gains and unusual items                                                                                 21,531        21,531
Miscellaneous, net                                                   (382)           705          291        1,220         1,834
Income taxes                                                      (15,274)      (22,998)     (18,331)     (29,408)      (86,011)
Minority interests                                                   (687)         (798)        (841)      (1,110)       (3,436)

Income from continuing operations                                   19,720        29,108       23,651       57,661       130,140
Income from discontinued operation                                   9,595        12,782       12,268      (7,382)        27,263

Net income                                                    $     29,315 $      41,890 $     35,919 $     50,279 $     157,403

Per share of common stock - basic:
     Income from continuing operations                               $ .25         $ .36        $ .29        $ .72        $ 1.62

     Net income                                                      $ .37         $ .52        $ .45        $ .63        $ 1.96

Basic weighted-average shares outstanding                           80,109        80,220       80,258       80,333        80,230

Per share of common stock - diluted:
     Income from continuing operations                               $ .24         $ .36        $ .29        $ .71        $ 1.61

     Net income                                                      $ .36         $ .52        $ .44        $ .62        $ 1.95

Diluted weighted-average shares outstanding                         80,597        80,750       80,820       81,198        80,841

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52

    The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

                  THE E. W. SCRIPPS COMPANY

     Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                                                                 SCHEDULE II
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful
    accounts receivable                               $       3,974 $      7,387 $      6,152   $        1,096  $          6,305

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful
    accounts receivable                               $       3,447 $      5,422 $      4,895                   $          3,974


YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful
    accounts receivable                               $       3,937 $      5,385 $      5,875                   $          3,447
Allowance for sales returns                                     601                       601                                  0

Total receivable allowances                           $       4,538 $      5,385 $      6,476                   $          3,447



                  THE E. W. SCRIPPS COMPANY

                      Index to Exhibits


Exhibit                                                                                                               Exhibit No.
Number                                                Description of Item                                        Page Incorporated


 3.01   Articles of Incorporation                                                                                 (7)        3.01
 3.02   Code of Regulations                                                                                       (7)        3.02
 4.01   Class A Common Share Certificate                                                                          (4)         4
 4.02   Form of Indenture:  7.375% notes due in 1998                                                              (2)        4.1
 4.02A  Form of Indenture:  6.375% notes due in 2002                                                              (5)        4.1
 4.02B  Form of Indenture:  6.625% notes due in 2007                                                              (5)        4.1
 4.03   Form of Debt Securities:  7.375% notes due in 1998                                                        (2)        4.2
 4.03A  Form of Debt Securities:  6.375% notes due in 2002                                                        (5)        4.2
 4.03B  Form of Debt Securities:  6.625% notes due in 2007                                                        (5)        4.2
 10.02  Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
            Birmingham News Company and Birmingham Post Company                                                   (1)       10.02
 10.03  Joint Operating Agreement, dated September 23, 1977, between the
            Cincinnati Enquirer, Inc. and the Company, as amended                                                 (1)       10.03
 10.05  Amended and Restated Joint Operating Agreement, dated October 23, 1986, among
            Evansville Press Company, Inc., Hartmann Publications, Inc. and Evansville
            Printing Corporation                                                                                  (1)       10.05
 10.06  Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            Number Seven and Jefferson Building Partnership                                                       (1)       10.08A
10.06A  Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            New Mexico State Tribune Company, Number Seven and Jefferson Building
            Partnership                                                                                           (1)       10.08B
 10.07  Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
            Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
            Trust, as amended                                                                                     (1)       10.11
 10.20  Acquisition Agreement, Dated as of May 16, 1997 by and between the E. W. Scripps
            Company and Harte-Hanks Communications, Inc.                                                          (3)       10.01
 10.21  Exchange Agreement, Dated as of September 4, 1997 By and Among Belo
            Holdings Inc., Colony Cable Networks, Inc., PJ Programming, Inc., BHI Sub, Inc.
            and The E. W. Scripps Company                                                                        (3)        10.02
 10.40  5-Year Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                   (5)        10.1
 10.41  364-Day Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                   (5)        10.2
 10.53  1987 Long-Term Incentive Plan                                                                             (1)       10.36
10.53A  Form of Nonqualified Stock Option Agreement                                                               (1)       10.36A
10.53B  Form of Restricted Share Award Agreement                                                                  (1)       10.36B
 10.54  Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
            as amended                                                                                            (1)       10.39A
10.54A  Assignment, Assumption, and Release Agreement, dated December 31, 1987,
            between the Company, Scripps Howard, Inc. and Charles E. Scripps                                      (1)       10.39B
10.54B  Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
            the Company and Charles E. Scripps                                                                    (1)       10.39C
 10.55  Board Representation Agreement, dated March 14, 1986, between
            The Edward W. Scripps Trust and John P. Scripps                                                       (1)       10.44
 10.56  Shareholder Agreement, dated March 14, 1986, between the Company and the
            Shareholders of John P. Scripps Newspapers                                                            (1)       10.45
 10.57  Scripps Family Agreement dated October 15, 1992                                                           (6)         1

                                THE E. W. SCRIPPS COMPANY

                                     Index to Exhibits
Exhibit                                                                                                               Exhibit No.
Number                        Description of Item                                                               Page  Incorporated

  12    Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended
             December 31, 1997                                                                                    E-3
  22    Subsidiaries of the Company                                                                               E-4
  24    Independent Auditors' Consent                                                                             E-5
  27    Financial Data Schedule                                                                                   E-6


  (1)  Incorporated by reference to Registration
       Statement of The E. W. Scripps Company on Form S-1
       (File No. 33-21714).

  (2)  Incorporated by reference to Registration
       Statement of The E. W. Scripps Company on Form S-3
       (File No. 33-43989).

  (3)  Incorporated by reference to The E. W. Scripps
       Company Current Report on Form 8-K dated September 4,
       1997.

  (4)  Incorporated by reference to The E. W. Scripps
       Company Annual Report on Form 10-K for the year ended
       December 31, 1990.

  (5)  Incorporated by reference to Registration
       Statement on Form S-3 (File No. 33-36641).

  (6)  Incorporated by reference to The E. W. Scripps
       Company Current Report on Form 8-K dated October 15,
       1992.

  (7)  Incorporated by reference to Scripps Howard, Inc.
       Registration Statement on Form 10 (File No. 1-11969).