Form 10-Q
period 1998-03-31
SCRIPPS E W CO /DE
filed 1998-05-15
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1998 there were 61,581,488 of the Registrant's Class A Common Shares outstanding and 19,218,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998



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


                                    THE E. W. SCRIPPS COMPANY



Dated:   May 15, 1998               BY:   /s/ D. J. Castellini
                                              D. J. Castellini
                                              Senior Vice President,
                                              Finance & Administration

                         THE E. W. SCRIPPS COMPANY


                      Index to Financial Information

               Item                                                   Page

Consolidated Balance Sheets                                            F-2
Consolidated Statements of Income                                      F-4
Consolidated Statements of Cash Flows                                  F-5
Consolidated Statements of Comprehensive Income and
   Stockholders' Equity                                                F-6
Notes to Consolidated Financial Statements                             F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 F-12

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1998               1997              1997
                                                                              (Unaudited)                        (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       17,501    $        14,321    $      19,146
     Short-term investments                                                         3,135              3,105           20,500
     Accounts and notes receivable (less
         allowances -$6,707, $6,305, $4,247)                                      187,548            218,310          177,298
     Program rights and production costs                                           58,733             61,698           37,137
     Inventories                                                                   19,295             13,685           12,647
     Deferred income taxes                                                         22,356             21,630           24,392
     Miscellaneous                                                                 47,932             46,365           24,210
     Total current assets                                                         356,500            379,114          315,330

Investments                                                                        92,865             84,645           54,850

Property, Plant and Equipment                                                     474,320            480,037          426,174

Goodwill and Other Intangible Assets                                            1,227,957          1,237,482          585,546

Other Assets:
     Program rights and production costs (less current portion)                    33,181             32,546           30,087
     Prepaid distribution fees (less current portion)                              45,587             48,287           46,852
     Miscellaneous                                                                 21,780             18,722           19,767
     Total other assets                                                           100,548             99,555           96,706

TOTAL ASSETS                                                               $    2,252,190    $     2,280,833    $   1,478,606

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1998               1997              1997
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      108,298    $       171,254    $      90,040
    Accounts payable                                                               87,887             90,408           66,197
    Customer deposits and unearned revenue                                         40,219             39,395           32,256
    Accrued liabilities:
        Employee compensation and benefits                                         39,758             41,645           29,540
        Distribution fees                                                          31,478             33,388           30,523
        Miscellaneous                                                              62,609             53,870           51,297
    Total current liabilities                                                     370,249            429,960          299,853

Deferred Income Taxes                                                              92,949             88,051           65,912

Long-Term Debt (less current portion)                                             601,849            601,852           31,806

Other Long-Term Obligations and Minority Interests (less current portion)         115,282            112,008          110,632

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding:  61,553,530; 61,296,157; and 61,622,211 shares                 616                613              616
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,218,913; 19,333,711; and 19,333,711 shares               192                193              193
    Total                                                                             808                806              809
    Additional paid-in capital                                                    263,889            259,739          277,148
    Retained earnings                                                             796,909            782,329          695,974
    Unrealized gains (losses) on securities available for sale                     15,064             11,397            1,696
    Unvested restricted stock awards                                              (5,008)            (5,602)          (5,647)
    Foreign currency translation adjustment                                           199                293              423
    Total stockholders' equity                                                  1,071,861          1,048,962          970,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,252,190    $     2,280,833    $   1,478,606

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )
                                                                                                         Three months ended
                                                                                                                March 31,
                                                                                                        1998             1997

Operating Revenues:
    Advertising                                                                                     $  257,347       $  204,294
    Circulation                                                                                         40,541           33,808
    Licensing                                                                                           14,584           16,224
    Joint operating agency distributions                                                                10,816           11,409
    Affiliate fees                                                                                       8,677            3,737
    Program production                                                                                   1,729           11,420
    Other                                                                                               13,115            9,818
    Total operating revenues                                                                           346,809          290,710

Operating Expenses:
    Employee compensation and benefits                                                                 115,272           94,805
    Newsprint and ink                                                                                   36,348           27,351
    Program, production and copyright costs                                                             22,846           25,827
    Other operating expenses                                                                            89,133           68,608
    Depreciation                                                                                        15,831           13,424
    Amortization of intangible assets                                                                    9,924            4,844
    Total operating expenses                                                                           289,354          234,859

Operating Income                                                                                        57,455           55,851

Other Credits (Charges):
    Interest expense                                                                                  (12,012)          (2,566)
    Miscellaneous, net                                                                                 (1,438)              113
    Net other credits (charges)                                                                       (13,450)          (2,453)

Income Before Taxes and Minority Interests                                                              44,005           53,398
Provision for Income Taxes                                                                              17,959           22,477

Income Before Minority Interests                                                                        26,046           30,921
Minority Interests                                                                                         968              898

Net Income                                                                                          $   25,078       $   30,023

Net Income per Share of Common Stock:
     Basic                                                                                                $.31             $.37
     Diluted                                                                                               .31              .37

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )
                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                        1998             1997

Cash Flows from Operating Activities:
Net income                                                                                          $   25,078       $   30,023
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     25,755           18,268
      Deferred income taxes                                                                              2,198              827
      Minority interests in income of subsidiary companies                                                 968              898
      Prepaid distribution fee amortization greater (less) than payments                                   784          (2,946)
      Other changes in certain working capital accounts, net                                            37,780            2,685
      Miscellaneous, net                                                                               (2,660)            5,186
Net operating activities                                                                                89,903           54,941

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (12,090)          (8,896)
Purchase of investments                                                                                (4,285)         (10,950)
Change in certain short-term investments, net                                                                          (17,800)
Miscellaneous, net                                                                                       1,254              525
Net investing activities                                                                              (15,121)         (37,121)

Cash Flows from Financing Activities:

Payments on long-term debt                                                                            (62,991)             (11)
Dividends paid                                                                                        (10,498)         (10,520)
Dividends paid to minority interests                                                                     (396)            (396)
Miscellaneous, net (primarily exercise of stock options)                                                 2,283            2,108
Net financing activities                                                                              (71,602)          (8,819)

Increase in Cash and Cash Equivalents                                                                    3,180            9,001

Cash and Cash Equivalents:
Beginning of year                                                                                       14,321           10,145

End of period                                                                                       $   17,501       $   19,146


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    8,164       $      664
   Income taxes paid                                                                                     5,740            7,406

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )

                                                                                    Accumulated   Unvested
                                                            Additional                  Other    Restricted    Total
                                                Common       Paid-in      Retained Comprehensive   Stock   Stockholders'
                                                Stock        Capital      Earnings     Income     Awards       Equity

Balances at December 31, 1996               $        808  $   272,703  $   676,471  $    (150) $  (5,241)  $    944,591

Comprehensive income
     Net income                                                             30,023                               30,023
     Increase in unrealized gains (losses) on
             securities available for sale, net
             of deferred income taxes of $1,635                                          2,409                    2,409
     Foreign currency translation adjustments                                            (140)                    (140)
     Total                                                                  30,023       2,269                   32,292
Dividends:  declared and paid - $.13 per share                            (10,520)                             (10,520)
Conversion of 136,671 Common Voting Shares
     to 136,671 Class A Common Shares
192,300 Class A Common Shares issued
    pursuant to compensation plans                     1        3,221                             (1,137)         2,085
Tax benefits of compensation plans                              1,224                                             1,224
Amortization of restricted stock awards                                                               731           731

Balances at March 31, 1997                  $        809  $   277,148  $   695,974  $    2,119 $  (5,647)  $    970,403


Balances at December 31, 1997               $        806  $   259,739  $   782,329  $   11,690 $  (5,602)  $  1,048,962

Comprehensive income:
     Net income                                                             25,078                               25,078
     Unrealized holding gains arising in period                                          4,301
     Less:  reclassification adjustment for gains
          included in net income, net of deferred
          income taxes of $317                                                           (634)
     Net increase in unrealized gains (losses) on
            securities available for sale, net
            of deferred income taxes of $1,974                                           3,667                    3,667
     Foreign currency translation adjustments                                             (94)                     (94)
     Total                                                                  25,078       3,573                   28,651
Dividends:  declared and paid - $.13 per share                            (10,498)                             (10,498)
Conversion of 114,798 Common Voting Shares
     to 114,798 Class A Common Shares issued
142,575 Class A Common Shares issued
     pursuant to compensation plans                    2        2,538                               (143)         2,397
Tax benefits of compensation plans                              1,612                                             1,612
Amortization of restricted stock awards                                                               737           737

Balances at March 31, 1998                  $        808  $   263,889  $   796,909  $   15,263 $  (5,008)  $  1,071,861

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )
______________________________________________________________________


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 1997 included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                                                         Three months ended
                                                                                                             March 31,
                                                                                                        1998             1997

Basic weighted-average shares outstanding                                                               80,358           80,496
Effect of dilutive securities:
     Unvested restricted stock held by employees                                                           198              207
     Stock options held by employees                                                                     1,060              885
Diluted weighted-average shares outstanding                                                             81,616           81,588


Comprehensive Income - The Company adopted Financial Accounting
Standard No. 130 - Reporting Comprehensive Income in the first quarter of 1998.


2.  ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

1998 - There were no acquisitions in the three months ended March 31, 1998.

1997 - There were no acquisitions in the three months ended March 31, 1997.

In October the Company acquired the newspaper and broadcast operations of Harte-Hanks Communications ("Harte-Hanks") for approximately $790,000,000 in cash. The Harte-Hanks newspaper operations include daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in The Television Food Network and $75,000,000 in cash. In August the Company traded its daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

The acquisitions have been accounted for as purchases. The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition. The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations of the Company and the acquired operations assuming the transactions had taken place at the beginning of the period. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant, and equipment, and amortization of the intangible assets acquired. The pro forma information excludes the results of operations of the Monterey and San Luis Obispo newspapers, and excludes the gain recognized on the transaction. The unaudited pro forma results of operations are not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

 ( in thousands, except per share data )                                                                      Three months
                                                                                                                  ended
                                                                                                                 March 31,
                                                                                                                   1997

 Operating revenues                                                                                             $  321,963
 Net Income                                                                                                         21,234

 Net income per share of common stock:
      Basic                                                                                                           $.26
      Diluted                                                                                                          .26



B.  Divestitures

1998 - The Company expects to sell Scripps Howard Productions, its Los Angeles-based fiction television production operation, in 1998.

1997 - In August the Company traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and in October terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sale):

  ( in thousands )                                                                                   Three months
                                                                                                       ended
                                                                                                     March 31,
                                                                                           1998                    1997

 Operating revenues                                                                                             $   20,100
 Operating income (loss)                                                             $         (900)                   300

3.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1998               1997              1997


Variable rate credit facilities                                            $      478,480    $       541,459
6.625% note, due in 2007                                                           99,862             99,858
6.375% note, due in 2002                                                           99,911             99,906
7.375% notes, due in 1998                                                          29,778             29,754    $      29,682
6.17% note, due in 1997                                                                                                90,000
Other notes                                                                         2,116              2,129            2,164

Total long-term debt                                                              710,147            773,106          121,846
Current portion of long-term debt                                                 108,298            171,254           90,040

Long-term debt (less current portion)                                      $      601,849    $       601,852    $      31,806


The Company has a Competitive Advance and Revolving Credit Facility Agreement which permits aggregate borrowings up to $800,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit
Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 1998, and the other limited to $400,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing.
The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rate on the Variable Rate Credit Facilities was 5.60% at March 31, 1998, and 5.85% at
December 31, 1997.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

4.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on results of operations before income taxes, interest, unusual items, and foreign exchange gains and losses. Intersegment sales, which primarily consist of programming produced for Home & Garden Television and Food Network, are generally recorded at cost.

No single customer provides more than 10% of the Company's revenue. The Company derives less than 10% of its revenues from markets outside of the U.S.

Financial information for the Company's business segments is as follows:

( in thousands )
                                                                                                         Three months ended
                                                                                                             March 31,
                                                                                                        1998             1997

OPERATING REVENUES
Newspapers                                                                                          $  215,126       $  174,854
Broadcast television                                                                                    74,815           72,696
Category television                                                                                     29,106            9,549
Licensing and other media                                                                               29,142           34,279
Total                                                                                                  348,189          291,378
Eliminate intersegment revenue                                                                         (1,380)            (668)
Total                                                                                               $  346,809       $  290,710

OPERATING INCOME
Newspapers                                                                                          $   46,772       $   41,128
Broadcast television                                                                                    16,222           18,731
Category television                                                                                    (3,458)          (2,884)
Licensing and other media                                                                                2,436            3,056
Corporate                                                                                              (4,517)          (4,180)
Total                                                                                               $   57,455       $   55,851

DEPRECIATION
Newspapers                                                                                          $   10,211       $    8,361
Broadcast television                                                                                     3,926            3,759
Category television                                                                                        959              516
Licensing and other media                                                                                  488              478
Corporate                                                                                                  247              310
Total                                                                                               $   15,831       $   13,424

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                                                          $    5,743       $    2,303
Broadcast television                                                                                     2,405            2,440
Category television                                                                                      1,674
Licensing and other media                                                                                  102              101
Total                                                                                               $    9,924       $    4,844

OTHER NONCASH ITEMS
Broadcast television                                                                                $    (695)       $  (1,015)
Category television                                                                                    (5,301)          (4,329)
Licensing and other media                                                                              (1,602)            4,661
Total                                                                                               $  (7,598)       $    (683)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of prepaid distribution fees in excess of (less than) distribution fee payments.

( in thousands )
                                                                                                         Three months ended
                                                                                                             March 31,
                                                                                                        1998             1997

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                                                         $     6,312      $     6,157
Broadcast television                                                                                     5,093            2,107
Category television                                                                                        303              280
Licensing and other media                                                                                   67              188
Corporate                                                                                                  315              164
Total                                                                                              $    12,090      $     8,896

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                                                         $       331      $        41
Broadcast television                                                                                        70              600
Category television                                                                                      2,745            8,796
Licensing and other media                                                                                3,825            8,959
Corporate                                                                                                                 1,350
Total                                                                                              $     6,971      $    19,746

ASSETS
Newspapers                                                                                         $ 1,297,009      $   692,802
Broadcast television                                                                                   478,658          493,435
Category television                                                                                    284,821          108,312
Licensing and other media                                                                              133,410           98,259
Corporate                                                                                               58,292           85,798
Total                                                                                              $ 2,252,190      $ 1,478,606


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

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis.

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )                                                                       Year-to-Date
                                                                                                       1998    Change         1997

Operating revenues:
     Newspapers                                                                                    $ 215,126     30.3 %   $  165,059
     Broadcast television                                                                             74,815      2.9 %       72,696
     Category television                                                                              29,106                   9,549
     Licensing and other media                                                                        29,142     21.4 %       24,008

     Total                                                                                           348,189     28.3 %      271,312
     Eliminate intersegment revenue                                                                  (1,380)                   (668)
     Divested operating units                                                                                                 20,066

Total operating revenues                                                                           $ 346,809     19.3 %   $  290,710

Operating income:
     Newspapers                                                                                    $  46,772     15.7 %   $   40,421
     Broadcast television                                                                             16,222    (13.4)%       18,731
     Category television                                                                             (3,458)    (19.9)%      (2,884)
     Licensing and other media                                                                         3,354     (2.9)%        3,453
     Corporate                                                                                       (4,517)                 (4,180)

     Total                                                                                            58,373      5.1 %       55,541
     Divested operating units                                                                          (918)                     310

Total operating income                                                                                57,455      2.9 %       55,851
Interest expense                                                                                    (12,012)                 (2,566)
Miscellaneous, net                                                                                   (1,438)                     113
Income taxes                                                                                        (17,959)                (22,477)
Minority interest                                                                                      (968)                   (898)

Net income                                                                                         $  25,078    (16.5)%   $   30,023

Net income per share of common stock                                                                    $.31    (16.2)%         $.37

( in thousands )                                                                                              Year-to-Date
                                                                                                      1998       Change       1997

Other Financial and Statistical Data - excluding divested operations:

Total advertising revenues                                                                         $ 257,347     29.9 %   $  198,055

Advertising revenues as a
     percentage of total revenues                                                                     73.9 %                  73.0 %

EBITDA:
     Newspapers                                                                                    $  62,726     24.1 %   $   50,549
     Broadcast television                                                                             22,553     (9.5)%       24,930
     Category television                                                                               (825)     65.2 %      (2,368)
     Licensing and other media                                                                         3,912     (2.2)%        4,000
     Corporate                                                                                       (4,270)                 (3,870)

     Total                                                                                         $  84,096     14.8 %   $   73,241

Effective income tax rate                                                                             40.8 %                  42.1 %

Weighted-average shares outstanding                                                                   81,616      0.0 %       81,588

Cash provided by operating activities                                                              $  89,903              $   54,941
Capital expenditures                                                                                  12,090                   8,326
Business acquisitions and other
     additions to long-lived assets                                                                    6,971                  19,746
Increase (decrease) in long-term debt                                                               (62,991)                    (11)
Dividends paid, including minority interests                                                          10,894                  10,916


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

In October 1997 the Company acquired the newspaper and broadcast operations of Harte-Hanks Communications ("Harte-Hanks"). The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network. The average balance of outstanding debt increased $620,000,000 to $742,000,000 as long-term debt was used to finance the acquisitions. The estimated reduction in earnings per share due to the HHC Newspaper Operations and Food Network acquisitions was $.08 per share in the first quarter of 1998.

The Company expects to sell Scripps Howard Productions ("SHP"), its
Los Angeles-based fiction television production operation, in 1998.
In August 1997 the Company traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado. In October 1997 the Company terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.
Operating results for SHP and the Monterey, San Luis Obispo, and El Paso newspapers are included in "Divested Operations".

Licensing and other media revenues increased as the Company published its first independent yellow pages directory.

Operating results for the Company's reportable segments, excluding Divested Operations, are presented on the following pages. The results of Divested Operations are excluded from the segment operating results because management believes they are not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results, excluding Divested Operations, were as follows:

( in thousands )                                                                                            Year-to-Date
                                                                                                       1998    Change         1997

Operating revenues:
     Local                                                                                         $  65,024     26.4 %   $   51,462
     Classified                                                                                       65,104     36.1 %       47,828
     National                                                                                          6,369     16.9 %        5,447
     Preprint and other                                                                               21,735     42.0 %       15,311

     Newspaper advertising                                                                           158,232     31.8 %      120,048
     Circulation                                                                                      40,541     28.6 %       31,518
     Joint operating agency distributions                                                             10,816     (0.8)%       10,901
     Other                                                                                             5,537    113.6 %        2,592

Total operating revenues                                                                             215,126     30.3 %      165,059

Operating expenses:
     Employee compensation and benefits                                                               71,351     31.4 %       54,293
     Newsprint and ink                                                                                36,348     38.5 %       26,244
     Other                                                                                            44,701     31.6 %       33,973
     Depreciation and amortization                                                                    15,954     57.5 %       10,128

Total operating expenses                                                                             168,354     35.1 %      124,638

Operating income                                                                                   $  46,772     15.7 %   $   40,421

Other Financial and Statistical Data:

EBITDA                                                                                             $  62,726     24.1 %   $   50,549

Percent of operating revenues:
    Operating income                                                                                  21.7 %                  24.5 %
    EBITDA                                                                                            29.2 %                  30.6 %

Capital expenditures                                                                               $   6,312              $    5,705

Business acquistions and other
     additions to long-lived assets                                                                      331                      41


The acquired newspapers provided 76% of the increase in total operating revenues. Total operating revenues increased 7.1% and advertising revenues increased 7.9% on a pro forma basis, assuming all newspapers were owned for the full period in both years. Advertising volume increased 5.1% on the same pro forma basis.

Excluding the acquired newspapers, employee compensation increased 4.8% and other operating expenses increased 7.7% in the first quarter.

Newsprint prices in the first quarter of 1998 were approximately 13% higher than in the first quarter of 1997. On a pro forma basis, consumption increased approximately 5%. At the current price, the cost of newsprint will increase approximately 30% in the second quarter and 20% in the second half of the year, including the effects of the acquired newspapers.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )                                                                                             Year-to-Date
                                                                                                       1998    Change         1997

Operating revenues:
     Local                                                                                         $  39,656      3.2 %   $   38,424
     National                                                                                         30,082      2.1 %       29,457
     Political                                                                                           330                      89
     Other                                                                                             4,747      0.4 %        4,726

Total operating revenues                                                                              74,815      2.9 %       72,696

Operating expenses:
     Employee compensation and benefits                                                               26,499      4.2 %       25,436
     Program and copyright costs                                                                      13,373     21.1 %       11,042
     Other                                                                                            12,390      9.8 %       11,288
     Depreciation and amortization                                                                     6,331      2.1 %        6,199

Total operating expenses                                                                              58,593      8.6 %       53,965

Operating income                                                                                   $  16,222    (13.4)%   $   18,731

Other Financial and Statistical Data:

EBITDA                                                                                             $  22,553     (9.5)%   $   24,930

Percent of operating revenues:
    Operating income                                                                                  21.7 %                  25.8 %
    EBITDA                                                                                            30.1 %                  34.3 %

Capital expenditures                                                                               $   5,093              $    2,107

Business acquisitions and other
     additions to long-lived assets                                                                       70                     600


The demand for advertising time was soft in most of the Company's television markets in the first quarter and is expected to remain soft in the second quarter. Weak ratings for ABC network programming in the Company's six largest markets contributed to the dampened revenue growth.

The increase in program costs is primarily due to the higher cost of the popular talk show "The Rosie O'Donnell Show," which is carried by five stations. The costs of developing locally-produced shows contributed to the increase in other operating expenses. The increase in capital expenditures is due to the construction of a new building for the Phoenix station.

CATEGORY TELEVISION - Operating results were as follows:

( in thousands )                                                                                             Year-to-Date
                                                                                                       1998    Change         1997

Operating revenues:
     Advertising                                                                                   $  19,404    242.9 %   $    5,658
     Affiliate fees                                                                                    8,677    132.2 %        3,737
     Other                                                                                             1,025                     154

Total operating revenues                                                                              29,106                   9,549

Operating expenses:
     Employee compensation and benefits                                                                8,379    193.8 %        2,852
     Programming and production costs                                                                  8,486     87.0 %        4,538
     Other                                                                                            13,066    188.6 %        4,527
     Depreciation and amortization                                                                     2,633                     516

Total operating expenses                                                                              32,564    161.9 %       12,433

Operating income (loss)                                                                            $ (3,458)              $  (2,884)

Other Financial and Statistical Data:

EBITDA                                                                                             $   (825)              $  (2,368)

Capital expenditures                                                                               $     303              $      280

Business acquisitions and other
     additions to long-lived assets                                                                    2,745                   8,796


The October 1997 acquisition of Food Network provided approximately 45% of the increase in operating revenues. The remaining increase in advertising and affiliate fee revenues is primarily due to the increase in cable television systems that carry HGTV, and, therefore, the increase in potential audience. According to the Nielsen Homevideo Index, HGTV was telecast to 40.2 million homes in March 1998, up 15.1 million from March 1997. Food Network was telecast to 31.7 million homes in March 1998, up 9.7 million from March 1997.

Other operating revenues includes the sale of merchandise and the sale of programming in international markets.

The increases in operating expenses are consistent with the increases in revenue.

EBITDA for HGTV was $1,800,000 in 1998 and ($2,100,000) in 1997.
Operating income (losses) for HGTV totaled $1,200,000, $600,000 after-tax, $.01 per share, in 1998 and ($2,600,000), ($1,600,000) after-tax, ($.02) per share, in 1997.  EBITDA for Food Network was ($2,400,000) in 1998.
Operating income (losses) for Food Network totaled ($4,400,000),
($2,900,000) after-tax, ($.04) per share, in 1998.

 LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operating segments. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments.
Cash flow provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used primarily to invest in the category television segment, to fund corporate expenditures, or to invest in new businesses. Management expects total cash flow from operating activities in 1998 will be sufficient to meet the Company's expected total capital expenditures, required interest payments and dividend payments. The Company expects to extend the $400,000,000 one-year portion of its variable rate credit facility, or to refinance the borrowings under that line.

Cash flow provided by continuing operating activities was $89,900,000 in 1998 compared to $54,900,000 in 1997. The improvement was due to the increase in EBITDA and a decrease in accounts receivable from customers.

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. The Company did not purchase any shares in the first quarter of 1998.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $707,000,000 at March 31, 1998 and was 40% of total capitalization. Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund expansion of existing businesses and the development or acquisition of new businesses.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
  No.                              Item                       Page


     12       Ratio of Earnings to Fixed Charges               E-2
     27       Financial Data Schedule                          E-3