Form 10-Q
period 1998-06-30
SCRIPPS E W CO /DE
filed 1998-08-13
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998


                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

                      Commission File Number 0-16914

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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1998 there were 61,141,887 of the Registrant's Class A Common Shares outstanding and 19,218,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 1998 Annual Meeting of Shareholders.

                                                                                                      Broker
Description of Matters Submitted                               In Favor      Against      Abstain    Non-Votes
Class A Common Shares:
     Election of Directors:
     Daniel J. Meyer                                          52,627,910     171,380                 8,751,140
     Nicholas B. Paumgarten                                   52,626,814     172,476                 8,751,140
     Ronald W. Tysoe                                          52,626,656     172,634                 8,751,140

Common Voting Shares:
     Election of Directors                                    18,201,113                             1,017,800

     Adopt 1997 Deferred Compensation and Phantom Stock
        Plan for Senior Officers and Selected Executives      18,201,113                             1,017,800

     Amend 1997 Deferred Compensation and Stock
        Plan for Directors                                    18,201,113                             1,017,800

     Adopt Employee Stock Purchase Plan                       18,201,113                             1,017,800



ITEM 5. OTHER INFORMATION

None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                 Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.



                            Reports on Form 8-K

A Current Report on Form 8-K reporting the Company's consolidated operating revenues for the period ended May 31, 1998, was filed on June 11, 1998.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE E. W. SCRIPPS COMPANY



Dated: August 13, 1998              BY:   /S/ D. J. Castellini
                                              D. J. Castellini
                                              Senior Vice President,
                                              Finance & Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1998               1997              1997
                                                                              (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       17,683    $        14,321    $      13,794
     Short-term investments                                                         3,237              3,105           33,389
     Accounts and notes receivable (less
         allowances -$7,113, $6,305, $4,834)                                      202,208            218,310          176,484
     Program rights and production costs                                           50,389             61,698           29,979
     Inventories                                                                   17,267             13,685           12,705
     Deferred income taxes                                                         22,698             21,630           25,134
     Miscellaneous                                                                 56,850             46,365           43,034
     Total current assets                                                         370,332            379,114          334,519

Investments                                                                       111,759             84,645           66,067

Property, Plant and Equipment                                                     472,337            480,037          426,267

Goodwill and Other Intangible Assets                                            1,218,511          1,237,482          581,170

Other Assets:
     Program rights and production costs (less current portion)                    29,339             32,546           25,330
     Prepaid distribution fees (less current portion)                              37,132             48,287           49,046
     Miscellaneous                                                                 22,502             18,722           19,961
     Total other assets                                                            88,973             99,555           94,337

TOTAL ASSETS                                                               $    2,261,912    $     2,280,833    $   1,502,360

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1998               1997              1997
                                                                              (Unaudited)                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      122,763    $       171,254    $      90,040
    Accounts payable                                                               81,877             90,408           53,860
    Customer deposits and unearned revenue                                         40,528             39,395           33,905
    Accrued liabilities:
        Employee compensation and benefits                                         43,777             41,645           32,764
        Distribution fees                                                          18,026             33,388           40,357
        Miscellaneous                                                              45,519             53,870           45,298
    Total current liabilities                                                     352,490            429,960          296,224

Deferred Income Taxes                                                             100,383             88,051           69,998

Long-Term Debt (less current portion)                                             601,845            601,852           31,819

Other Long-Term Obligations and Minority Interests (less current portion)         114,672            112,008          102,105

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 61,356,653; 61,296,157; and 61,640,302 shares                  614                613              616
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,218,913; 19,333,711; and 19,333,711 shares               192                193              193
    Total                                                                             806                806              809
    Additional paid-in capital                                                    251,849            259,739          277,634
    Retained earnings                                                             822,825            782,329          724,026
    Unrealized gains (losses) on securities available for sale                     21,600             11,397            4,385
    Unvested restricted stock awards                                              (4,617)            (5,602)          (5,265)
    Foreign currency translation adjustment                                            59                293              625
    Total stockholders' equity                                                  1,092,522          1,048,962        1,002,214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,261,912    $     2,280,833    $   1,502,360

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                               Three months ended                   Six months ended
                                                                            June 30,                           June 30,
                                                                     1998             1997              1998             1997

Operating Revenues:
    Advertising                                                  $  277,284       $  226,993        $  534,631       $  431,287
    Circulation                                                      37,740           32,153            78,281           65,961
    Licensing                                                        16,022           14,403            30,606           30,627
    Joint operating agency distributions                             13,227           13,121            24,043           24,530
    Affiliate fees                                                    9,397            5,164            18,074            8,901
    Program production                                                1,765            2,299             3,494           13,719
    Other                                                            11,483           11,379            24,598           21,197
    Total operating revenues                                        366,918          305,512           713,727          596,222

Operating Expenses:
    Employee compensation and benefits                              114,433           96,381           229,705          191,186
    Newsprint and ink                                                36,958           30,416            73,306           57,767
    Program, production and copyright costs                          25,136           16,988            47,982           42,815
    Other operating expenses                                         89,757           74,072           178,890          142,680
    Depreciation                                                     15,504           12,470            31,335           25,894
    Amortization of intangible assets                                 9,923            4,824            19,847            9,668
    Total operating expenses                                        291,711          235,151           581,065          470,010

Operating Income                                                     75,207           70,361           132,662          126,212

Other Credits (Charges):
    Interest expense                                               (11,747)          (2,484)          (23,759)          (5,050)
    Miscellaneous, net                                                  915              368             (523)              481
    Net other credits (charges)                                    (10,832)          (2,116)          (24,282)          (4,569)


Income Before Taxes and Minority Interests                           64,375           68,245           108,380          121,643
Provision for Income Taxes                                           26,380           28,728            44,339           51,205


Income Before Minority Interests                                     37,995           39,517            64,041           70,438
Minority Interests                                                    1,571              938             2,539            1,836

Net Income                                                       $   36,424       $   38,579        $   61,502       $   68,602

Net Income per Share of Common Stock:
     Basic                                                             $.45             $.48              $.77             $.85
     Diluted                                                            .45              .47               .75              .84

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                        1998             1997

Cash Flows from Operating Activities:
Net income                                                                                          $   61,502       $   68,602
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     51,182           35,562
      Deferred income taxes                                                                              5,765            3,066
      Minority interests in income of subsidiary companies                                               2,539            1,836
      Prepaid distribution fee amortization greater (less)than payments                                (7,531)          (7,384)
      Other changes in certain working capital accounts, net                                            12,945         (14,738)
      Miscellaneous, net                                                                               (2,237)            8,250
Net operating activities                                                                               124,165           95,194

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (25,807)         (22,154)
Purchase of investments                                                                               (13,127)         (20,503)
Change in certain short-term investments, net                                                                          (30,689)
Miscellaneous, net                                                                                           2              988
Net investing activities                                                                              (38,932)         (72,358)

Cash Flows from Financing Activities:
Payments on long-term debt                                                                            (48,564)             (23)
Dividends paid                                                                                        (21,006)         (21,047)
Repurchase Class A Common shares                                                                      (14,911)            (287)
Dividends paid to minority interests                                                                     (794)            (793)
Miscellaneous, net (primarily exercise of stock options)                                                 3,404            2,963
Net financing activities                                                                              (81,871)         (19,187)

Increase in Cash and Cash Equivalents                                                                    3,362            3,649

Cash and Cash Equivalents:
Beginning of year                                                                                       14,321           10,145

End of period                                                                                       $   17,683       $   13,794


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $   23,685       $    2,341
   Income taxes paid                                                                                    40,853           48,858

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                          Accumulated   Unvested               Comprehensive
                                                  Additional                 Other     Restricted    Total     Income for the
                                      Common       Paid-in      Retained Comprehensive   Stock   Stockholders' Three Months
                                      Stock        Capital      Earnings     Income      Awards      Equity    Ended June 30

Balances at December 31, 1996     $        808  $   272,703  $   676,471  $    (150) $  (5,241)  $    944,591

Comprehensive income
   Net income                                                     68,602                               68,602  $      38,579
   Unrealized holding gains
      arising in period, net
      of deferred income taxes
      of $2,745 and $1,110                                                     5,098                    5,098          2,689
   Foreign currency translation
      adjustments                                                                 62                       62            202
   Total                                                          68,602       5,160                   73,762  $      41,470
Dividends:  declared and paid -
            $.26 per share                                      (21,047)                             (21,047)
Conversion of 136,671 Common
   Voting Shares to 136,671
   Class A Common Shares
Class A Common Shares issued
   pursuant to compensation
   plans, net: 217,950 issued;
   7,559 shares repurchased                  1        3,462                             (1,383)         2,080
Tax benefits of compensation plans                    1,469                                             1,469
Amortization of restricted stock awards                                                   1,359         1,359

Balances at June 30, 1997         $        809  $   277,634  $   724,026  $    5,010 $  (5,265)  $  1,002,214


Balances at December 31, 1997     $        806  $   259,739  $   782,329  $   11,690 $  (5,602)  $  1,048,962

Comprehensive income:
   Net income                                                     61,502                               61,502  $      36,424
   Unrealized holding gains
      arising in period, net
      of deferred income taxes
      of $5,811 and $3,520                                                    10,837                                   6,536
   Less:  reclassification adjustment
          for gains included in net
          income, net of deferred
          income taxes of $317 in the
          year-to-date period                                                  (634)
   Increase in unrealized gains
      on securities                                                           10,203                   10,203          6,536
   Foreign currency translation
      adjustments                                                              (234)                    (234)          (140)
   Total                                                          61,502       9,969                   71,471  $      42,820
Dividends:  declared and paid -
            $.26 per share                                      (21,006)                             (21,006)
Conversion of 114,798 Common Voting
   Shares to 114,798 Class A Common Shares
Repurchase and retire 270,000 Class A
   Common Shares                           (2)     (13,887)                                          (13,889)
Class A Common Shares issued pursuant to
   compensation plans, net:  235,924
   shares issued, 1,500 shares forfeited
   and 18,726 shares repuchased              2        3,023                               (442)         2,583
Tax benefits of compensation plans                    2,974                                             2,974
Amortization of restricted stock awards                                                   1,427         1,427

Balances at June 30, 1998         $        806  $   251,849  $   822,825  $   21,659 $  (4,617)  $  1,092,522

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )
______________________________________________________________________

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 1997, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:


( in thousands )                                                      Three months ended                   Six months ended
                                                                           June 30,                           June 30,
                                                                     1998             1997              1998             1997

Basic weighted-average shares outstanding                            80,404           80,562            80,381           80,529
Effect of dilutive securities:
     Unvested restricted stock held by employees                        197              218               198              213
     Stock options held by employees                                  1,087              921             1,073              902
Diluted weighted-average shares outstanding                          81,688           81,701            81,652           81,644


Comprehensive Income - The Company adopted Financial Accounting
Standard ("FAS") No. 130 - Reporting Comprehensive Income in the first quarter of 1998.

Recently Issued Accounting Standards - The Financial Accounting Standards Board issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. The Company uses foreign currency forward and option contracts to reduce the risk of changes in the exchange rate for the Japanese yen on the Company's anticipated net licensing receipts and forward contracts to reduce the risk of changes in the price of newsprint on anticipated purchases. The new standard, which must be adopted by January 1, 2000, will not have a material effect on the Company's financial position or its results of operations. Foreign currency forward and option contracts are currently recognized at fair value, however changes in the fair value of such contracts, which under current accounting rules are recognized immediately, will be initially reported as a separate component of comprehensive income and reclassified into earnings when the related
licensing revenue is earned.   Newsprint forward contracts are not
currently recorded in the Company's balance sheet and gains and losses are deferred and recognized in income as the newsprint is consumed. Under the new standard newsprint forward contracts will be recorded at fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed.

2. ACQUISITIONS AND DIVESTITURES

A. Acquisitions

1998 - There were no acquisitions in the six months ended June 30, 1998.

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


 ( in thousands, except share data )                                               Three months ended     Six months ended
                                                                                           June 30,              June 30,
                                                                                             1997                  1997

 Operating revenues                                                                    $    339,958             $  661,921
 Net Income                                                                                  31,457                 52,691

 Net income per share of common stock:
 Basic                                                                                         $.39                   $.65
 Diluted                                                                                        .39                    .65


B. Divestitures

1998 - The Company sold Scripps Howard Productions, its Los Angeles-based fiction television production operation, in May.

1997 - In August the Company traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and in October terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sale):


 ( in thousands )                                              Three months                          Six months
                                                                  ended                                ended
                                                                 June 30,                             June 30,
                                                        1998                 1997          1998                   1997

 Operating revenues                                                       $ 11,200                           $   31,200
 Operating income (loss)                           $        0                  400    $     (900)                   700

3. LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1998               1997              1997


Variable rate credit facilities                                            $      492,921    $       541,459
6.625% note, due in 2007                                                           99,865             99,858
6.375% note, due in 2002                                                           99,916             99,906
7.375% notes, due in 1998                                                          29,802             29,754    $      29,706
6.17% note, due in 1997                                                                                                90,000
Other notes                                                                         2,104              2,129            2,153

Total long-term debt                                                              724,608            773,106          121,859
Current portion of long-term debt                                                 122,763            171,254           90,040

Long-term debt (less current portion)                                      $      601,845    $       601,852    $      31,819

The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $800,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 1998, and the other limited to $400,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rate on the Variable Rate Credit Facilities was 5.65% at June 30, 1998, and 5.85% at December 31, 1997.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.


4. SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates performance based on results of operations before depreciation, amortization, income taxes, interest, unusual items, and foreign exchange gains and losses ("EBITDA"). Intersegment sales, which primarily consist of programming produced for Home & Garden Television and Food Network, are generally recorded at cost.

No single customer provides more than 10% of the Company's revenue. The Company derives less than 10% of its revenues from markets outside of the U.S.

Financial information for the Company's business segments is as follows:


( in thousands )                                                       Three months ended                  Six months ended
                                                                           June 30,                           June 30,
                                                                     1998             1997              1998             1997

OPERATING REVENUES
Newspapers                                                       $  220,077       $  181,891        $  435,203       $  356,745
Broadcast television                                                 88,733           87,129           163,548          159,825
Category television                                                  34,027           13,046            63,133           22,595
Licensing and other media                                            26,139           24,224            55,281           58,503
Total                                                               368,976          306,290           717,165          597,668
Eliminate intersegment revenue                                      (2,058)            (778)           (3,438)          (1,446)
Total                                                            $  366,918       $  305,512        $  713,727       $  596,222

EBITDA
Newspapers                                                       $   65,621       $   53,537        $  128,347       $  105,329
Broadcast television                                                 35,414           38,087            57,967           63,017
Category television                                                   2,166            (685)             1,341          (3,053)
Licensing and other media                                             2,038              905             5,064            4,540
Corporate                                                           (4,605)          (4,189)           (8,875)          (8,059)
Total                                                            $  100,634       $   87,655        $  183,844       $  161,774

DEPRECIATION
Newspapers                                                       $    9,987       $    7,816        $   20,198       $   16,177
Broadcast television                                                  3,828            3,531             7,754            7,290
Category television                                                     931              444             1,890              960
Licensing and other media                                               518              456             1,006              934
Corporate                                                               240              223               487              533
Total                                                            $   15,504       $   12,470        $   31,335       $   25,894

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                       $    5,743       $    2,284        $   11,486       $    4,587
Broadcast television                                                  2,405            2,440             4,810            4,880
Category television                                                   1,672                              3,346
Licensing and other media                                               103              100               205              201
Total                                                            $    9,923       $    4,824        $   19,847       $    9,668

OPERATING INCOME
Newspapers                                                       $   49,891       $   43,437        $   96,663       $   84,565
Broadcast television                                                 29,181           32,116            45,403           50,847
Category television                                                   (437)          (1,129)           (3,895)          (4,013)
Licensing and other media                                             1,417              349             3,853            3,405
Corporate                                                           (4,845)          (4,412)           (9,362)          (8,592)
Total                                                            $   75,207       $   70,361        $  132,662       $  126,212

OTHER NONCASH ITEMS
Broadcast television                                             $    (629)       $  (1,569)        $  (1,324)       $  (2,584)
Category television                                                 (8,387)          (4,047)          (13,688)          (8,376)
Licensing and other media                                             (816)            (555)           (2,418)            4,106
Total                                                            $  (9,832)       $  (6,171)        $ (17,430)       $  (6,854)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of prepaid distribution fees in excess of (less than) distribution fee payments.

( in thousands )                                                       Three months ended                 Six months ended
                                                                           June 30,                           June 30,
                                                                     1998             1997              1998             1997

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                       $    5,687       $    7,846       $    11,999       $   14,003
Broadcast television                                                  6,903            4,211            11,996            6,318
Category television                                                     831              855             1,134            1,135
Licensing and other media                                                53               82               120              270
Corporate                                                               243              264               558              428
Total                                                            $   13,717       $   13,258       $    25,807       $   22,154

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                       $      449       $      300       $       780      $       341
Broadcast television                                                    155            1,150               225            1,750
Category television                                                     845           18,101             3,590           26,897
Licensing and other media                                             5,649            6,553             9,474           15,512
Corporate                                                             2,468                              2,468            1,350
Total                                                            $    9,566       $   26,104       $    16,537      $    45,850

ASSETS
Newspapers                                                                                         $ 1,283,076      $   691,997
Broadcast television                                                                                   479,331          492,279
Category television                                                                                    288,136          117,656
Licensing and other media                                                                              147,612           99,693
Corporate                                                                                               63,757          100,735
Total                                                                                              $ 2,261,912      $ 1,502,360


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

All per share disclosures included in management's discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of continuing operations were as follows:


( in thousands, except per share data )                          Quarterly Period                             Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Operating revenues:
     Newspapers                                      $   220,077     28.4 %   $  171,363           $ 435,203     29.4 %   $  336,422
     Broadcast television                                 88,733      1.8 %       87,129             163,548      2.3 %      159,825
     Category television                                  34,027    160.8 %       13,046              63,133    179.4 %       22,595
     Licensing and other media                            26,139     10.8 %       23,595              55,281     16.1 %       47,603

     Total                                               368,976     25.0 %      295,133             717,165     26.6 %      566,445
     Eliminate intersegment revenue                      (2,058)                   (778)             (3,438)                 (1,446)
     Divested operating units                                                     11,157                                      31,223

Total operating revenues                             $   366,918     20.1 %   $  305,512           $ 713,727     19.7 %   $  596,222

Operating income:
     Newspapers                                      $    49,891     18.0 %   $   42,267           $  96,663     16.9 %   $   82,688
     Broadcast television                                 29,181     (9.1)%       32,116              45,403    (10.7)%       50,847
     Category television                                   (437)                 (1,129)             (3,895)      2.9 %      (4,013)
     Licensing and other media                             1,417                   1,142               4,772      3.9 %        4,595
     Corporate                                           (4,845)                 (4,412)             (9,362)                 (8,592)

     Total                                                75,207      7.5 %       69,984             133,581      6.4 %      125,525
     Divested operating units                                                        377               (919)                     687

Total operating income                                    75,207      6.9 %       70,361             132,662      5.1 %      126,212
Interest expense                                        (11,747)                 (2,484)            (23,759)                 (5,050)
Miscellaneous, net                                           915                     368               (523)                     481
Income taxes                                            (26,380)                (28,728)            (44,339)                (51,205)
Minority interest                                        (1,571)                   (938)             (2,539)                 (1,836)

Net income                                           $    36,424     (5.6)%   $   38,579           $  61,502    (10.3)%   $   68,602

Net income per share of common stock                        $.45     (4.3)%         $.47                $.75    (10.7)%         $.84

( in thousands )                                              Quarterly Period                                Year-to-Date
                                                         1998     Change        1997                 1998    Change         1997

Other Financial and Statistical Data - excluding divested operations:

Total advertising revenues                           $   277,284     25.9 %   $  220,293           $ 534,631     27.8 %   $  418,349

Advertising revenues as a
     percentage of total revenues                         75.1 %                  74.6 %              74.5 %                  73.9 %

EBITDA:
     Newspapers                                      $    65,621     26.6 %   $   51,837           $ 128,347     25.4 %   $  102,386
     Broadcast television                                 35,414     (7.0)%       38,087              57,967     (8.0)%       63,017
     Category television                                   2,166                   (685)               1,341                 (3,053)
     Licensing and other media                             2,038                   1,664               5,951      5.1 %        5,664
     Corporate                                           (4,605)                 (4,189)             (8,875)                 (8,059)

     Total                                           $   100,634     16.1 %   $   86,714           $ 184,731     15.5 %   $  159,955

Effective income tax rate                                 41.0 %                  42.1 %              40.9 %                  42.1 %

Weighted-average shares outstanding                       81,688     (0.0)%       81,701              81,652      0.0 %       81,644

Cash provided by operating activities                $    34,262              $   40,253           $ 124,165              $   95,194
Capital expenditures                                    (13,717)                (12,972)            (25,807)                (21,298)
Business acquisitions and other
     additions to long-lived assets                      (9,566)                (26,104)            (16,537)                (45,850)
Increase (decrease) in long-term debt                     14,427                    (12)            (48,564)                    (23)
Repurchase Class A Common shares                        (14,911)                   (287)            (14,911)                   (287)
Dividends paid, including minority interests            (10,906)                (10,924)            (21,800)                (21,840)


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

In October 1997 the Company acquired the newspaper and broadcast operations of Harte-Hanks Communications ("Harte-Hanks"). The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network. The average balance of outstanding debt increased $615,000,000, to $735,000,000, as long-term debt was used to finance the acquisitions. The estimated reduction in earnings per share due to the HHC Newspaper Operations and Food Network acquisitions was $.06 per share in the second quarter of 1998 and $.14 per share year-to-date.

The Company sold Scripps Howard Productions ("SHP"), its Los Angeles-based fiction television production operation, in May 1998. In August 1997 the Company traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado. In October 1997 the Company terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas. Operating results for SHP and the Monterey, San Luis Obispo, and El Paso newspapers are included in "Divested Operations".

Operating results for the Company's reportable segments, excluding Divested Operations, are presented on the following pages. The results of Divested Operations are excluded from the segment operating results because management believes they are not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results, excluding Divested Operations, were as follows:


( in thousands )                                              Quarterly Period                                Year-to-Date
                                                         1998      Change        1997                  1998    Change         1997

Operating revenues:
     Local                                           $    64,924     27.6 %   $   50,874           $ 129,948     27.0 %   $  102,336
     Classified                                           70,344     33.1 %       52,867             135,448     34.5 %      100,695
     National                                              6,135      4.6 %        5,865              12,504     10.5 %       11,313
     Preprint and other                                   23,467     45.9 %       16,080              45,202     44.0 %       31,392

     Newspaper advertising                               164,870     31.2 %      125,686             323,102     31.5 %      245,736
     Circulation                                          37,740     26.4 %       29,856              78,281     27.5 %       61,374
     Joint operating agency distributions                 13,227      5.9 %       12,493              24,043      2.8 %       23,393
     Other                                                 4,240     27.4 %        3,328               9,777     65.2 %        5,919

Total operating revenues                                 220,077     28.4 %      171,363             435,203     29.4 %      336,422

Operating expenses:
     Employee compensation and benefits                   72,551     31.3 %       55,243             143,902     31.4 %      109,535
     Newsprint and ink                                    36,958     26.9 %       29,122              73,306     32.4 %       55,366
     Other                                                44,947     27.8 %       35,161              89,648     29.7 %       69,135
     Depreciation and amortization                        15,730     64.4 %        9,570              31,684     60.8 %       19,698

Total operating expenses                                 170,186     31.8 %      129,096             338,540     33.4 %      253,734

Operating income                                     $    49,891     18.0 %   $   42,267           $  96,663     16.9 %   $   82,688

Other Financial and Statistical Data:

EBITDA                                               $    65,621     26.6 %   $   51,837           $ 128,347     25.4 %   $  102,386

Percent of operating revenues:
    Operating income                                      22.7 %                  24.7 %              22.2 %                  24.6 %
    EBITDA                                                29.8 %                  30.2 %              29.5 %                  30.4 %

Capital expenditures                                 $     5,687              $    7,562           $  11,999              $   13,267

Business acquistions and other
     additions to long-lived assets                          449                     300                 780                     341


The acquired newspapers provided 85% of the increase in total operating revenues in the quarter and 80% year-to-date. On a pro forma basis, assuming all newspapers were owned for the full period in both years, total operating revenues increased 4.6% in the quarter and 5.8% year-to-date. Advertising revenues increased 6.2% in the quarter and 7.0% year-to-date, on the same pro forma basis.

Excluding the acquired newspapers, employee compensation increased 4.7%,other operating expenses increased 4.5%, and EBITDA increased 1.1% in the second quarter.

Newsprint prices in the second quarter of 1998 were approximately 7% higher than in the second quarter of 1997. Excluding the acquired newspapers, consumption increased 1.2%. At the current price, the cost of newsprint would increase approximately 25% in the third quarter and 10% in the fourth quarter, including the effects of the acquired newspapers.

BROADCAST TELEVISION - Operating results were as follows:


( in thousands )                                              Quarterly Period                                Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Operating revenues:
     Local                                           $    45,098      2.9 %   $   43,806           $  84,754      3.1 %   $   82,230
     National                                             35,923     (6.4)%       38,399              66,005     (2.7)%       67,856
     Political                                             3,152                     164               3,482                     253
     Other                                                 4,560     (4.2)%        4,760               9,307     (1.9)%        9,486

Total operating revenues                                  88,733      1.8 %       87,129             163,548      2.3 %      159,825

Operating expenses:
     Employee compensation and benefits                   26,710      3.6 %       25,784              53,209      3.9 %       51,220
     Program and copyright costs                          13,311     19.6 %       11,132              26,684     20.3 %       22,174
     Other                                                13,298      9.7 %       12,126              25,688      9.7 %       23,414
     Depreciation and amortization                         6,233      4.4 %        5,971              12,564      3.2 %       12,170

Total operating expenses                                  59,552      8.3 %       55,013             118,145      8.4 %      108,978

Operating income                                     $    29,181     (9.1)%   $   32,116           $  45,403    (10.7)%   $   50,847

Other Financial and Statistical Data:

EBITDA                                               $    35,414     (7.0)%   $   38,087           $  57,967     (8.0)%   $   63,017

Percent of operating revenues:
    Operating income                                      32.9 %                  36.9 %              27.8 %                  31.8 %
    EBITDA                                                39.9 %                  43.7 %              35.4 %                  39.4 %

Capital expenditures                                 $     6,903              $    4,211           $  11,996              $    6,318

Business acquisitions and other
     additions to long-lived assets                          155                   1,150                 225                   1,750


Revenues in the third quarter are expected to be flat with the prior year. Additional political advertising should offset the effects of general softness in demand for television advertising, the strike at General Motors, and the continued weak ratings for ABC network programming on stations in the Company's six largest markets.

The increase in program costs is primarily due to the higher cost of the popular talk show "The Rosie O'Donnell Show," which is carried by five stations. The costs of developing locally-produced shows contributed to the increase in other operating expenses. The increase in capital expenditures is due to the construction of a new building for the Phoenix station.

CATEGORY TELEVISION - Operating results were as follows:


( in thousands )                                              Quarterly Period                                Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Operating revenues:
     Advertising                                     $    23,468    206.7 %   $    7,653           $  42,872    222.1 %   $   13,311
     Affiliate fees                                        9,397     82.0 %        5,164              18,074    103.1 %        8,901
     Other                                                 1,162                     229               2,187                     383

Total operating revenues                                  34,027    160.8 %       13,046              63,133    179.4 %       22,595

Operating expenses:
     Employee compensation and benefits                    8,223    218.7 %        2,580              16,602    205.6 %        5,432
     Programming and production costs                      9,052     85.9 %        4,869              17,538     86.4 %        9,407
     Other                                                14,586    132.2 %        6,282              27,652    155.8 %       10,809
     Depreciation and amortization                         2,603                     444               5,236                     960

Total operating expenses                                  34,464    143.1 %       14,175              67,028    151.9 %       26,608

Operating income (loss)                              $     (437)              $  (1,129)           $ (3,895)              $  (4,013)

Other Financial and Statistical Data:

EBITDA                                               $     2,166              $    (685)           $   1,341              $  (3,053)

Capital expenditures                                 $       831              $      855           $   1,134              $    1,135

Business acquisitions and other
     additions to long-lived assets                          845                  18,101               3,590                  26,897


The October 1997 acquisition of Food Network provided approximately 45% of the increase in operating revenues for the quarter and year-to-date periods. The remaining increase in advertising and affiliate fee revenues is primarily due to the increase in cable television systems that carry HGTV, and, therefore, the increase in potential audience. According to the Nielsen Homevideo Index, HGTV was telecast to 42.2 million homes in June 1998, up 12.5 million from June 1997 and 2.0 million in the quarter. Food Network was telecast to 33.1 million homes in June 1998, up 7.5 million from June 1997 and 1.4 million in the quarter.

Other operating revenues includes the sale of merchandise and the sale of programming in international markets.

Second quarter 1998 operating expenses include development costs of $1,200,000 for extensions of the HGTV brand. The other increases in operating expenses are consistent with the increases in revenue.

Second quarter EBITDA for HGTV was $3,400,000 in 1998 and ($1,400,000) in 1997. Year-to-date EBITDA was $5,200,000 in 1998 and ($3,500,000)
in 1997. Operating income (losses) for the quarterly periods were $2,800,000, $1,800,000 after-tax, $.02 per share, in 1998 and
($1,800,000), ($1,300,000) after-tax, ($.02) per share, in 1997.  Year-
to-date operating income (losses) totaled $4,000,000, $2,400,000 after-tax, $.03 per share, in 1998 and ($4,400,000), ($2,900,000) after-tax,
($.04) per share, in 1997.

EBITDA for Food Network was ($1,800,000) in the second quarter of 1998 and ($4,200,000) year-to-date. Operating income (losses) for Food Network totaled ($3,700,000), ($2,300,000) after-tax, ($.03) per share, for the quarter and ($8,200,000), $(5,100,000) after-tax, ($.06) per share, year-to-date.

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

Cash flow from operating activities was $124,000,000 in 1998 compared to $95,200,000 in 1997. The improvement was due to the increase in EBITDA and a decrease in accounts receivable from customers.

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. The Company repurchased 270,000 shares at a cost of $13,900,000 in 1998 and 621,000 shares at a cost of $25,700,000 in the second half of 1997.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $721,000,000 at June 30, 1998 and was 40% of total capitalization. Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund expansion of existing businesses and the development or acquisition of new businesses.


YEAR 2000 ISSUES

The Year 2000 Issue results from computer programs using two digits rather than four to define the year. Computer programs that use date-sensitive information may recognize a date of "00" as the year 1900 instead of the year 2000. This could result in the inability to insert advertising into programming or newspapers, to process newspaper subscriptions and/or deliver newspapers to subscribers, or to broadcast programming.

The Company has substantially completed a review of its systems to determine which the Year 2000 Issue affects and what corrective actions are needed to remedy the Year 2000 Issue. Based on the assessment of its systems, the Company currently believes that the Year 2000 Issue will not pose significant operational problems. Most of the Company's systems and applications have been found to be Year 2000 compliant. The Company expects to modify or replace those systems that are not Year 2000 compliant by mid-1999. To date costs of achieving Year 2000 compliance, including capital spending, have not been material to the Company's results of operations, its cash flow or its financial position. Expenses to be incurred in the remainder of 1998 and in 1999 are expected to be less than $3,000,000.

The Company could experience a disruption of operations if significant suppliers and customers fail to remedy their own Year 2000 Issues. Failure of various third party systems could delay the delivery of newsprint, prohibit the Company's category television networks from being viewed or prevent the Company's broadcast television systems from receiving programming from networks or other suppliers. The Company's plans to attain Year 2000 compliance include communications with such third parties to determine the extent to which the Company's systems and business operations are vulnerable if these third parties fail to remediate their own Year 2000 issues and to assure that those third parties are implementing Year 2000 compliance plans. There can be no assurance that these third-party systems will be remedied on a timely basis and that they will not adversely affect the Company's systems and operations.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
    No.                   Item                                Page


     12       Ratio of Earnings to Fixed Charges               E-2

     27       Financial Data Schedule                          E-3


</TEXT