Form 10-Q
period 1998-09-30
SCRIPPS E W CO /DE
filed 1998-11-16
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

  (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1998

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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 30, 1998 there were 59,272,519 of the Registrant's Class A Common Shares outstanding and 19,218,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998



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


ITEM 5.   OTHER INFORMATION

If a shareholder intends to raise at the Company's 1999 annual meeting a proposal that he does not seek to have included in the Company's proxy statement and form of proxy, he must notify the Company of the proposal on or before February 10, 1999. If the shareholder fails to notify the Company, the Company's proxies will be permitted to use their discretionary voting authority with respect to such proposal when and if it is raised at such annual meeting, whether or not there is any discussion of such proposal in the 1999 proxy statement.

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


                                    THE E. W. SCRIPPS COMPANY



Dated:  November 16, 1998           BY:     D. J. Castellini
                                            D. J. Castellini
                                            Senior Vice President,
                                            Finance & Administration

                         THE E. W. SCRIPPS COMPANY


                      Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Comprehensive
   Income and Stockholders' Equity                             F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-13

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1998               1997              1997
                                                                            ( Unaudited )                       ( Unaudited )
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       14,861    $        14,321    $      14,597
     Short-term investments                                                         2,529              3,105
     Accounts and notes receivable (less
         allowances -$7,723, $6,305, $4,915)                                      188,714            218,310          169,311
     Program rights and production costs                                           80,961             61,698           63,436
     Inventories                                                                   15,896             13,685           12,683
     Deferred income taxes                                                         24,180             21,630           23,161
     Miscellaneous                                                                 53,577             46,365           34,765
     Total current assets                                                         380,718            379,114          317,953

Investments                                                                       107,320             84,645           71,000

Property, Plant and Equipment                                                     473,931            480,037          430,331

Goodwill and Other Intangible Assets                                            1,208,558          1,237,482          597,028

Other Assets:
     Program rights and production costs (less current portion)                    39,576             32,546           35,489
     Prepaid distribution fees (less current portion)                              35,000             48,287           50,483
     Miscellaneous                                                                 23,003             18,722           20,626
     Total other assets                                                            97,579             99,555          106,598

TOTAL ASSETS                                                               $    2,268,106    $     2,280,833    $   1,522,910

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1998               1997              1997
                                                                            ( Unaudited )                       ( Unaudited )

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      231,005    $       171,254
    Accounts payable                                                              102,574             90,408    $      86,909
    Customer deposits and unearned revenue                                         37,748             39,395           32,591
    Accrued liabilities:
        Employee compensation and benefits                                         43,749             41,645           35,842
        Distribution fees                                                          15,931             33,388           33,190
        Miscellaneous                                                              52,338             53,870           46,434
    Total current liabilities                                                     483,345            429,960          234,966

Deferred Income Taxes                                                             101,358             88,051           82,109

Long-Term Debt (less current portion)                                             501,840            601,852           52,671

Other Long-Term Obligations and Minority Interests (less current portion)         118,500            112,008          119,651

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 60,404,819; 61,296,157; and 61,705,953 shares                  604                613              617
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,218,913; 19,333,711; and 19,333,711 shares               192                193              193
    Total                                                                             796                806              810
    Additional paid-in capital                                                    206,448            259,739          277,644
    Retained earnings                                                             837,677            782,329          752,064
    Unrealized gains on securities available for sale                              22,528             11,397            7,227
    Foreign currency translation adjustment                                            63                293              509
    Unvested restricted stock awards                                              (4,449)            (5,602)          (4,741)
    Total stockholders' equity                                                  1,063,063          1,048,962        1,033,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,268,106    $     2,280,833    $   1,522,910

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                               Three months ended                  Nine months ended
                                                                        September 30,                       September 30,
                                                                     1998             1997              1998             1997

Operating Revenues:
    Advertising                                                  $  256,492       $  212,906        $  791,123       $  644,193
    Circulation                                                      37,803           31,369           116,084           97,330
    Licensing                                                        13,914           12,423            44,520           43,050
    Joint operating agency distributions                             11,836           11,921            35,879           36,451
    Affiliate fees                                                    9,491            5,302            27,565           14,203
    Program production                                                2,650            2,243             6,144           15,962
    Other                                                            11,237           10,017            35,835           31,214
    Total operating revenues                                        343,423          286,181         1,057,150          882,403

Operating Expenses:
    Employee compensation and benefits                              113,635           97,491           343,340          288,677
    Newsprint and ink                                                36,100           30,204           109,406           87,971
    Program, production and copyright costs                          25,901           18,356            73,883           61,171
    Other operating expenses                                         85,020           72,532           263,910          215,212
    Depreciation                                                     15,019           13,141            46,354           39,035
    Amortization of intangible assets                                10,292            4,882            30,139           14,550
    Total operating expenses                                        285,967          236,606           867,032          706,616

Operating Income                                                     57,456           49,575           190,118          175,787

Other Credits (Charges):
    Interest expense                                               (11,712)          (2,300)          (35,471)          (7,350)
    Gain on newspaper swap                                                            20,981                             20,981
    Miscellaneous, net                                                  285              914             (238)            1,395
    Net other credits (charges)                                    (11,427)           19,595          (35,709)           15,026


Income Before Taxes and Minority Interests                           46,029           69,170           154,409          190,813
Provision for Income Taxes                                           18,852           29,668            63,191           80,873


Income Before Minority Interests                                     27,177           39,502            91,218          109,940
Minority Interests                                                    1,099              924             3,638            2,760

Net Income                                                       $   26,078       $   38,578        $   87,580       $  107,180

Net Income per Share of Common Stock:
     Basic                                                             $.33             $.48             $1.09            $1.33
     Diluted                                                            .32              .47              1.08             1.31

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                        1998             1997

Cash Flows from Operating Activities:
Net income                                                                                          $   87,580       $  107,180
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     76,493           53,585
      Gains on newspaper swap and long-term investments                                                                (21,030)
      Deferred income taxes                                                                              4,758           15,777
      Minority interests in income of subsidiary companies                                               3,638            2,760
      Prepaid distribution fee amortization greater (less) than payments                               (6,869)          (8,786)
      Other changes in certain working capital accounts, net                                            18,860            6,053
      Miscellaneous, net                                                                               (6,312)            8,033
Net operating activities                                                                               178,148          163,572

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (42,873)         (37,336)
Business acquisitions and purchase of investments                                                     (14,361)         (24,658)
Change in certain short-term investments, net                                                                             2,700
Miscellaneous, net                                                                                      11,250            1,595
Net investing activities                                                                              (45,984)         (57,699)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                                               20,800
Payments on long-term debt                                                                            (40,359)         (90,034)
Repurchase Class A Common shares                                                                      (63,217)          (5,171)
Dividends paid                                                                                        (32,232)         (31,587)
Dividends paid to minority interests                                                                   (1,189)          (1,189)
Miscellaneous, net (primarily exercise of stock options)                                                 5,373            5,760
Net financing activities                                                                             (131,624)        (101,421)

Increase in Cash and Cash Equivalents                                                                      540            4,452

Cash and Cash Equivalents:
Beginning of year                                                                                       14,321           10,145

End of period                                                                                       $   14,861       $   14,597


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $   31,490       $    8,033
   Income taxes paid                                                                                    61,223           46,343
   Monterey and San Luis Obispo newspapers traded for Boulder newspaper                                                  50,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                            Accumulated   Unvested                Comprehensive
                                                     Additional                 Other     Restricted     Total    Income for the
                                          Common     Paid-in      Retained  Comprehensive Stock     Stockholders' Three Months
                                           Stock     Capital      Earnings     Income     Awards        Equity    Ended Sept. 30

Balances at December 31, 1996               $ 808 $    272,703  $  676,471  $     (150) $   (5,241) $    944,591

Comprehensive income
 Net income                                                        107,180                               107,180        $  38,578
 Unrealized holding gains arising in
   period, net of deferred income taxes
   of $4,114 and $1,369                                                           7,940                    7,940            2,842
 Foreign currency translation adjustments                                          (54)                     (54)            (116)
     Total                                                         107,180        7,886                  115,066        $  41,304
Dividends:  declared and paid - $.39 per share                    (31,587)                              (31,587)
Conversion of 136,671 Common Voting Shares
     to 136,671 Class A Common Shares
Repurchase and retire 111,000
     Class A Common Shares                    (1)      (4,429)                                           (4,430)
Class A Common Shares issued pursuant to
     compensation plans, net: 405,925
     issued; 18,883 shares repurchased          3        5,982                             (1,560)         4,425
Tax benefits of compensation plans                       3,388                                             3,388
Amortization of restricted stock awards                                                      2,060         2,060

Balances at September 30, 1997              $ 810 $    277,644  $  752,064  $     7,736 $  (4,741)  $  1,033,513


Balances at December 31, 1997               $ 806 $    259,739  $  782,329  $    11,690 $  (5,602)  $  1,048,962

Comprehensive income:
 Net income                                                         87,580                                87,580        $   26,078
 Unrealized holding gains arising in
   period, net of deferred income taxes
   of $6,206 and $395                                                            11,570                   11,570               733
 Less:  reclassification adjustment for
   gains included in net income, net of
   deferred income taxes of $212 and ($105)                                       (439)                    (439)               195
 Increase in unrealized gains on securities                                      11,131                   11,131               928
 Foreign currency translation adjustments                                         (230)                    (230)                 4
 Total                                                              87,580       10,901                   98,481        $   27,010
Dividends:  declared and paid - $.40 per share                    (32,232)                              (32,232)
Conversion of 114,798 Common Voting Shares
     to 114,798 Class A Common Shares
Repurchase and retire 1,269,800
  Class A Common Shares                      (13)     (62,148)                                          (62,161)
Class A Common Shares issued pursuant to
  compensation plans, net:  284,735 shares
  issued, 1,500 shares forfeited and 19,571
  shares repurchased                            3        5,567                               (992)         4,578
Tax benefits of compensation plans                       3,290                                             3,290
Amortization of restricted stock awards                                                      2,145         2,145

Balances at September 30, 1998              $ 796 $    206,448  $  837,677  $    22,591 $  (4,449)  $  1,063,063

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

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )                                                       Three months ended                 Nine months ended
                                                                          September 30,                     September 30,
                                                                     1998             1997              1998             1997

Basic weighted-average shares outstanding                            79,874           80,644            80,212           80,567
Effect of dilutive securities:
     Unvested restricted stock held by employees                        191              216               195              214
     Stock options held by employees                                    976              954             1,041              920
Diluted weighted-average shares outstanding                          81,041           81,814            81,448           81,701


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

2.  ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

1998 - There were no acquisitions in the nine months ended September
30, 1998.

1997 - In August the Company traded its daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder,
Colorado.   In October the Company acquired the newspaper and
broadcast operations of Harte-Hanks Communications ("Harte-Hanks") for approximately $790,000,000 in cash. The Harte-Hanks newspaper operations include daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in The Television Food Network and $75,000,000 in cash.

The following table presents additional information about the newspaper trade:


 ( in thousands )                                                                                             Nine months
                                                                                                                ended
                                                                                                             September 30,
                                                                                                                 1997

 Goodwill and other intangible assets acquired                                                                  $   24,570
 Other assets acquired                                                                                              27,260

 Total                                                                                                              51,830
 Fair value of Monterey and San Luis Obispo daily newspapers                                                      (50,000)

 Cash paid                                                                                                      $    1,830


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


 ( in thousands, except share data )                          Three months                          Nine months
                                                                 ended                                 ended
                                                              September 30,                         September 30,
                                                        1998                 1997          1998                    1997

 Operating revenues                                  $ 343,423          $   322,106    $  1,057,150             $  984,027
 Net Income                                             26,078               32,327          87,580                 85,018

 Net income per share of common stock:
      Basic                                               $.33                 $.40           $1.09                  $1.06
      Diluted                                              .32                  .40            1.08                   1.04

B.   Divestitures

1998 - The Company sold Scripps Howard Productions, its Los Angeles-based fiction television production operation, in May. No material gain or loss was realized.

1997 - In August the Company traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado. The trade resulted in an after-tax gain of $11,100,000 ($.14 per share). In October the Company terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sale):

  ( in thousands )                                            Three months                         Nine months
                                                                  ended                                ended
                                                              September 30,                        September 30,
                                                        1998                 1997          1998                    1997

 Operating revenues                                 $        0             $  7,000  $             0            $   38,200
 Operating income (loss)                                     0                (900)            (900)                 (200)


3.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                             September 30,       December 31,    September 30,
                                                                                 1998               1997              1997

Variable rate credit facilities                                            $      501,138    $       541,459    $      20,800
6.625% note, due in 2007                                                           99,869             99,858
6.375% note, due in 2002                                                           99,920             99,906
7.375% notes, due in 1998                                                          29,826             29,754           29,730
Other notes                                                                         2,092              2,129            2,141

Total long-term debt                                                              732,845            773,106           52,671
Current portion of long-term debt                                                 231,005            171,254

Long-term debt (less current portion)                                      $      501,840    $       601,852    $      52,671


Weighted average interest rate on Variable Rate
     Credit Facility at balance sheet date                                          5.59%              5.85%            6.16%


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 1999, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

4.  INVESTMENTS

Investments consisted of the following:

( in thousands )                                                                                   As of
                                                                            September 30,       December 31,     September 30,
                                                                                 1998               1997              1997

Securities available for sale:
     Short-term investments                                                $        2,529    $         3,105
     Time Warner common stock (672,000 shares)                                     58,867             41,681    $      36,429
     Other                                                                          4,671              5,420            4,033
Total securities available for sale                                                66,067             50,206           40,462
Investments accounted for using the equity method                                   9,324              7,484           12,994
Other (primarily venture capital)                                                  34,458             30,060           17,544

Total investments                                                          $      109,849    $        87,750    $      71,000


Unrealized gains on securities available for sale                          $       34,672    $        17,547    $      10,970


5.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA"). EBITDA also excludes all credits and charges classified as non-operating in the Consolidated Statements of Income. Intersegment sales, which primarily consist of programming produced for Home & Garden Television and Food Network, are generally recorded at cost.

No single customer provides more than 10% of the Company's revenue. The Company derives less than 10% of its revenues from markets outside of the U.S.

Financial information for the Company's business segments is as follows:

( in thousands )                                                       Three months ended                Nine months ended
                                                                          September 30,                    September 30,
                                                                     1998             1997              1998             1997

OPERATING REVENUES
Newspapers                                                       $  214,390       $  175,821        $  649,593       $  532,566
Broadcast television                                                 72,615           76,905           236,163          236,730
Category television                                                  33,182           13,498            96,315           36,093
Licensing and other media                                            25,401           20,722            80,682           79,225
Total                                                               345,588          286,946         1,062,753          884,614
Eliminate intersegment revenue                                      (2,165)            (765)           (5,603)          (2,211)
Total                                                            $  343,423       $  286,181        $1,057,150       $  882,403

EBITDA
Newspapers                                                       $   63,589       $   45,831        $  191,936       $  151,160
Broadcast television                                                 20,229           25,666            78,196           88,683
Category television                                                   (649)            (271)               692          (3,324)
Licensing and other media                                             4,191              304             8,799            4,844
Corporate                                                           (4,593)          (3,932)          (13,012)         (11,991)
Total                                                            $   82,767       $   67,598        $  266,611       $  229,372

DEPRECIATION
Newspapers                                                       $   10,009       $    8,216        $   30,207       $   24,393
Broadcast television                                                  3,466            3,713            11,220           11,003
Category television                                                     950              504             2,840            1,464
Licensing and other media                                               315              432             1,321            1,366
Corporate                                                               279              276               766              809
Total                                                            $   15,019       $   13,141        $   46,354       $   39,035

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                       $    5,797       $    2,341        $   17,283       $    6,928
Broadcast television                                                  2,405            2,441             7,215            7,321
Category television                                                   1,666                              5,012
Licensing and other media                                               424              100               629              301
Total                                                            $   10,292       $    4,882        $   30,139       $   14,550

OPERATING INCOME
Newspapers                                                       $   47,783       $   35,274        $  144,446       $  119,839
Broadcast television                                                 14,358           19,512            59,761           70,359
Category television                                                 (3,265)            (775)           (7,160)          (4,788)
Licensing and other media                                             3,452            (228)             6,849            3,177
Corporate                                                           (4,872)          (4,208)          (13,778)         (12,800)
Total                                                            $   57,456       $   49,575        $  190,118       $  175,787

OTHER NONCASH ITEMS
Broadcast television                                             $    1,566       $    (317)        $      242       $  (2,901)
Category television                                                 (5,917)          (2,413)          (19,605)         (10,789)
Licensing and other media                                             1,513          (2,733)             (905)            1,373
Total                                                            $  (2,838)       $  (5,463)        $ (20,268)       $ (12,317)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of prepaid distribution fees in excess of (less than) distribution fee payments.

( in thousands )                                                       Three months ended                 Nine months ended
                                                                          September 30,                     September 30,
                                                                     1998             1997              1998             1997

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                       $    5,447       $    8,945        $   17,446       $   22,948
Broadcast television                                                  8,931            2,992            20,927            9,310
Category television                                                   1,718            3,035             2,852            4,170
Licensing and other media                                               800               96               920              366
Corporate                                                               170              114               728              542
Total                                                            $   17,066       $   15,182        $   42,873       $   37,336

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                       $      114       $   51,836        $      894       $   52,177
Broadcast television                                                     73            1,250               298            3,000
Category television                                                     460          (2,454)             4,050           24,443
Licensing and other media                                             1,227            1,066            13,169           16,578
Corporate                                                                                                                 1,350
Total                                                            $    1,874       $   51,698        $   18,411       $   97,548

ASSETS
Newspapers                                                                                          $1,272,705       $  716,295
Broadcast television                                                                                   500,477          520,632
Category television                                                                                    290,786          132,402
Licensing and other media                                                                              148,458           99,016
Corporate                                                                                               55,680           54,565
Total                                                                                               $2,268,106       $1,522,910

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

All per share disclosures included in management's discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )                        Quarterly Period                             Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Operating revenues:
     Newspapers                                      $   214,390     26.9 %   $  168,967          $  649,593     28.5 %   $  505,389
     Broadcast television                                 72,615     (5.6)%       76,905             236,163     (0.2)%      236,730
     Category television                                  33,182    145.8 %       13,498              96,315    166.9 %       36,093
     Licensing and other media                            25,401     23.4 %       20,578              80,682     18.3 %       68,181

     Total                                               345,588     23.4 %      279,948           1,062,753     25.6 %      846,393
     Eliminate intersegment revenue                      (2,165)                   (765)             (5,603)                 (2,211)
     Divested operating units                                                      6,998                                      38,221

Total operating revenues                             $   343,423     20.0 %   $  286,181          $1,057,150     19.8 %   $  882,403

Operating income:
     Newspapers                                      $    47,783     36.2 %   $   35,073           $ 144,446     22.7 %   $  117,761
     Broadcast television                                 14,358    (26.4)%       19,512              59,761    (15.1)%       70,359
     Category television                                 (3,265)                   (775)             (7,160)    (49.5)%      (4,788)
     Licensing and other media                             3,452                     906               7,767     41.2 %        5,501
     Corporate                                           (4,872)                 (4,208)            (13,778)                (12,800)

     Total                                                57,456     13.8 %       50,508             191,036      8.5 %      176,033
     Divested operating units                                                      (933)               (918)                   (246)

Total operating income                                    57,456     15.9 %       49,575             190,118      8.2 %      175,787
Interest expense                                        (11,712)                 (2,300)            (35,471)                 (7,350)
Gain on newspaper swap                                                            20,981                                      20,981
Miscellaneous, net                                           285                     914               (238)                   1,395
Income taxes                                            (18,852)                (29,668)            (63,191)                (80,873)
Minority interest                                        (1,099)                   (924)             (3,638)                 (2,760)

Net income                                           $    26,078    (32.4)%   $   38,578           $  87,580    (18.3)%   $  107,180

Per share of common stock:
    Net income                                              $.32    (31.9)%         $.47               $1.08    (17.6)%        $1.31
    Adjusted net income (excluding
        gain on newspaper swap)                             $.32                    $.34               $1.08                   $1.18

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Other Financial and Statistical Data - excluding divested operations:

Total advertising revenues                           $   256,492     22.9 %   $  208,739           $ 791,123     26.2 %   $  627,088

Advertising revenues as a
     percentage of total revenues                         74.2 %                  74.6 %              74.4 %                  74.1 %

EBITDA:
     Newspapers                                      $    63,589     40.5 %   $   45,251           $ 191,936     30.0 %   $  147,637
     Broadcast television                                 20,229    (21.2)%       25,666              78,196    (11.8)%       88,683
     Category television                                   (649)                   (271)                 692                 (3,324)
     Licensing and other media                             4,191                   1,407               9,685     37.0 %        7,071
     Corporate                                           (4,593)                 (3,932)            (13,012)                (11,991)

     Total                                           $    82,767     21.5 %   $   68,121           $ 267,497     17.3 %   $  228,076

Effective income tax rate                                 41.0 %                  42.9 %              40.9 %                  42.4 %

Weighted-average shares outstanding                       81,041     (0.9)%       81,814              81,448     (0.3)%       81,701

Cash provided by operating activities                $    53,983              $   68,378           $ 178,148              $  163,572
Capital expenditures                                    (17,066)                (15,108)            (42,873)                (36,406)
Business acquisitions and other
     additions to long-lived assets                      (1,874)                (51,698)            (18,411)                (97,548)
Increase (decrease) in long-term debt                      8,205                (69,211)            (40,359)                (69,234)
Repurchase Class A Common shares                        (48,306)                 (4,884)            (63,217)                 (5,171)
Dividends paid, including minority interests            (11,621)                (10,936)            (33,421)                (32,776)


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

In October 1997 the Company acquired the newspaper and broadcast operations of Harte-Hanks Communications ("Harte-Hanks"). The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network. The average balance of outstanding debt increased $631,000,000, to $735,000,000, as long-term debt was used to finance the acquisitions and to repurchase Class A Common shares. The estimated reduction in earnings per share due to the HHC Newspaper Operations and Food Network acquisitions was $.07 per share in the third quarter of 1998 and $.21 per share year-to-date.

The Company sold Scripps Howard Productions ("SHP"), its Los Angeles-based fiction television production operation, in May 1998. In August 1997 the Company traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado. The trade resulted in an after-tax gain of $11,100,000 ($.14 per share). In October 1997 the Company terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas. Operating results for SHP and the Monterey, San Luis Obispo, and El Paso newspapers are included in "Divested Operations".

Operating results for the Company's reportable segments, excluding Divested Operations, are presented on the following pages. The results of Divested Operations are excluded from the segment operating results because management believes they are not relevant to understanding the Company's ongoing operations.

NEWSPAPERS - Operating results, excluding Divested Operations, were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                         1998      Change        1997                  1998    Change         1997

Operating revenues:
     Local                                           $    61,632     29.3 %   $   47,654           $ 191,580     27.7 %   $  149,990
     Classified                                           69,230     25.1 %       55,337             204,678     31.2 %      156,032
     National                                              7,115     34.7 %        5,284              19,619     18.2 %       16,597
     Preprint and other                                   22,870     43.6 %       15,930              68,072     43.8 %       47,322

     Newspaper advertising                               160,847     29.5 %      124,205             483,949     30.8 %      369,941
     Circulation                                          37,803     26.1 %       29,986             116,084     27.1 %       91,360
     Joint operating agency distributions                 11,836      5.8 %       11,182              35,879      3.8 %       34,575
     Other                                                 3,904      8.6 %        3,594              13,681     43.8 %        9,513

Total operating revenues                                 214,390     26.9 %      168,967             649,593     28.5 %      505,389

Operating expenses:
     Employee compensation and benefits                   71,101     25.1 %       56,842             215,003     29.2 %      166,377
     Newsprint and ink                                    36,100     22.5 %       29,470             109,406     29.0 %       84,836
     Other                                                43,600     16.6 %       37,404             133,248     25.1 %      106,539
     Depreciation and amortization                        15,806     55.3 %       10,178              47,490     59.0 %       29,876

Total operating expenses                                 166,607     24.4 %      133,894             505,147     30.3 %      387,628

Operating income                                     $    47,783     36.2 %   $   35,073           $ 144,446     22.7 %   $  117,761

Other Financial and Statistical Data:

EBITDA                                               $    63,589     40.5 %   $   45,251           $ 191,936     30.0 %   $  147,637

Percent of operating revenues:
    Operating income                                      22.3 %                  20.8 %              22.2 %                  23.3 %
    EBITDA                                                29.7 %                  26.8 %              29.5 %                  29.2 %

Capital expenditures                                 $     5,447              $    8,871           $  17,446              $   22,138

Business acquistions and other
     additions to long-lived assets                          114                  51,836                 894                  52,177

The acquired newspapers provided 85% of the increase in total operating revenues in the quarter and 82% year-to-date. On a pro forma basis, assuming all newspapers were owned for the full period in both years, total operating revenues increased 4.4% in the quarter and 5.3% year-to-date. Advertising revenues increased 6.2% in the quarter and 6.7% year-to-date, on the same pro forma basis. On a pro forma basis classified advertising increased 12.0% year-over-year in the first quarter, 9.1% in the second quarter and 4.4% in the third quarter.

Excluding the acquired newspapers, employee compensation increased 2.4%, other operating expenses decreased 5.1%, and EBITDA increased 13% in the third quarter. Excluding the acquired newspapers, EBITDA increased 3.5% in the first quarter and 1% in the second quarter. More favorable year-over-year newsprint price comparisons and smaller increases in newsprint consumption contributed to the improvement in third quarter year-over-year growth in EBITDA compared to the prior quarters.

Newsprint prices in the third quarter of 1998 were approximately 5% higher than in the third quarter of 1997, after increasing 15% in the first quarter and 8% in the second quarter. Excluding the acquired newspapers, newsprint consumption increased 1%. At the current price, the cost of newsprint would increase approximately 9% in the fourth quarter, including the effects of the acquired newspapers.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )                                               Quarterly Period                               Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Operating revenues:
     Local                                           $    36,749     (8.2)%   $   40,040           $ 121,503     (0.6)%   $  122,270
     National                                             27,613    (13.7)%       32,006              93,618     (6.3)%       99,862
     Political                                             3,767                     367               7,249                     620
     Other                                                 4,486     (0.1)%        4,492              13,793     (1.3)%       13,978

Total operating revenues                                  72,615     (5.6)%       76,905             236,163     (0.2)%      236,730

Operating expenses:
     Employee compensation and benefits                   25,971      0.1 %       25,956              79,180      2.6 %       77,176
     Program and copyright costs                          13,925     17.6 %       11,844              40,609     19.4 %       34,018
     Other                                                12,490     (7.1)%       13,439              38,178      3.6 %       36,853
     Depreciation and amortization                         5,871     (4.6)%        6,154              18,435      0.6 %       18,324

Total operating expenses                                  58,257      1.5 %       57,393             176,402      6.0 %      166,371

Operating income                                     $    14,358    (26.4)%   $   19,512           $  59,761    (15.1)%   $   70,359

Other Financial and Statistical Data:

EBITDA                                               $    20,229    (21.2)%   $   25,666           $  78,196    (11.8)%   $   88,683

Percent of operating revenues:
    Operating income                                      19.8 %                  25.4 %              25.3 %                  29.7 %
    EBITDA                                                27.9 %                  33.4 %              33.1 %                  37.5 %

Capital expenditures                                 $     8,931              $    2,992           $  20,927              $    9,310

Business acquisitions and other
     additions to long-lived assets                           73                   1,250                 298                   3,000


The demand for local and national television advertising declined sharply in most of the Company's television markets during the third quarter. The decline was due to a number of factors, including:

     Continued softness in automobile advertising.

     The negative effect that mergers and reorganizations in the telecommunications, grocery, financial and packaged goods industries are having on advertising.

     The Company's dependence upon poorly rated ABC network programming as a lead in to the late news in its six largest markets.

Increased political advertising softened the effect on year-over-year revenue comparisons. While political advertising is expected to increase as election day nears, advance sales in other categories indicate the softness in television advertising will continue into the fourth quarter.

The increase in program costs is primarily due to the higher cost of the popular talk show "The Rosie O'Donnell Show," which is carried by five stations. The costs of developing locally-produced shows contributed to the year-to-date increase in other operating expenses. The increase in capital expenditures is primarily due to the construction of a new building for the Phoenix station.

CATEGORY TELEVISION - Operating results were as follows:

( in thousands )                                              Quarterly Period                               Year-to-Date
                                                          1998     Change         1997                 1998    Change         1997

Operating revenues:
     Advertising                                     $    22,522    195.3 %   $    7,628           $  65,394    212.3 %   $   20,939
     Affiliate fees                                        9,491     79.0 %        5,302              27,565     94.1 %       14,203
     Other                                                 1,169    105.8 %          568               3,356                     951

Total operating revenues                                  33,182    145.8 %       13,498              96,315    166.9 %       36,093

Operating expenses:
     Employee compensation and benefits                    8,835    200.9 %        2,936              25,437    204.0 %        8,368
     Programming and production costs                     11,018    110.5 %        5,235              28,556     95.0 %       14,642
     Other                                                13,978    149.7 %        5,598              41,630    153.7 %       16,407
     Depreciation and amortization                         2,616                     504               7,852                   1,464

Total operating expenses                                  36,447    155.4 %       14,273             103,475    153.1 %       40,881

Operating income (loss)                              $   (3,265)              $    (775)           $ (7,160)              $  (4,788)

Other Financial and Statistical Data:

EBITDA                                               $     (649)              $    (271)           $     692              $  (3,324)

Capital expenditures                                 $     1,718              $    3,035           $   2,852              $    4,170

Business acquisitions and other
     additions to long-lived assets                          460                 (2,454)               4,050                  24,443


The October 1997 acquisition of Food Network provided approximately 50% of the increase in operating revenues for the quarter and year-to-date periods. The remaining increase in advertising and affiliate fee revenues is primarily due to the increase in cable television systems that carry HGTV, and, therefore, the increase in potential audience. According to the Nielsen Homevideo Index, HGTV was telecast to 45.1 million homes in September 1998, up 11.8 million from September 1997 and
2.9 million in the quarter. Food Network was telecast to 34.5 million homes in September 1998, up 6.8 million from September 1997 and 1.3 million in the quarter.

Other operating revenues includes the sale of merchandise and the sale of programming in international markets.

Third quarter 1998 EBITDA was reduced by development costs of $1,000,000 for extensions of the HGTV brand. Such costs totaled $2,700,000 in the year to date period. The other increases in operating expenses are consistent with the increases in revenue.

Third quarter EBITDA for HGTV was $900,000 in 1998 and ($900,000) in 1997. Year-to-date EBITDA was $6,100,000 in 1998 and ($4,400,000) in
1997. Operating income (losses) for the quarterly periods were $200,000, $6,000 after-tax, $0.00 per share, in 1998 and ($1,400,000),
($1,000,000) after-tax, ($.01) per share, in 1997. Year-to-date operating income (losses) totaled $4,200,000, $2,400,000 after-tax, $.03 per share, in 1998 and ($5,800,000), ($3,900,000) after-tax,
($.05) per share, in 1997.

EBITDA for Food Network was ($2,300,000) in the third quarter of 1998 and ($6,500,000) year-to-date. Operating income (losses) for Food Network totaled ($4,200,000), ($2,600,000) after-tax, ($.03) per share, for the quarter and ($12,400,000), ($7,800,000) after-tax, ($.10) per share, year-to-date.

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

Cash flow from operating activities was $178,000,000 in the first nine months of 1998 compared to $164,000,000 in the 1997 period. The improvement was due to the increase in EBITDA and a decrease in accounts receivable from customers, offset by an increase in interest and income tax payments.

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. The Company repurchased 1,269,800 shares at a cost of $62,200,000 in the first nine months of 1998 and 621,000 shares at a cost of $25,700,000 in the second half of 1997. The Company repurchased an additional 1,132,000 shares in October 1998. In November 1998 The Board of Directors authorized an increase in the number of shares to 6,000,000.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $730,000,000 at September 30, 1998 and was 41% of total capitalization. Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund expansion of existing businesses and the development or acquisition of new businesses.


YEAR 2000 READINESS

Description and Company Plans
The Year 2000 ("Y2K") issue results from computer programs, computer equipment and certain embedded chips using two digits rather than four to define the year. Computer applications and equipment that use date-sensitive software or date-sensitive embedded chips may recognize a date of "00" as the year 1900 instead of the year 2000. As a result, those computer applications may fail or improperly process financial transactions.

The Company's Y2K remediation project includes the following phases: identification and assessment of the Y2K issue, determination of required revisions to or replacements of affected computer applications and equipment, testing of those revisions and replacements, and developing contingency plans in the event that revisions and replacements are not completed timely or do not fully remediate the Y2K issues.

Identification and Assessment of Y2K Issues
The identification and assessment phase, which is substantially complete, included a comprehensive inventory of internally developed computer applications, computer applications and computer hardware purchased or licensed from third parties (which includes the majority of the Company's computer software applications), and other equipment with embedded chips. The inventoried applications and equipment were evaluated to identify Y2K issues. Y2K issues were identified based upon review of applications and equipment by the Company and/or communication with the vendor. This phase also included an assessment of the impact of failing to remediate identified Y2K issues on the Company's business operations, results of operations, and financial condition. Based upon the identification of Y2K issues and assessment of the effect of those issues, each of the computer applications and items of equipment with embedded chips were assigned to one of the following categories: 1) applications and equipment with Y2K issues that, if they were to fail, would seriously impair the Company's ability to operate its business,
2) applications and equipment with Y2K issues for which the Company has feasible alternatives, 3) applications and equipment found to be compliant or certified compliant by the vendor, and 4) noncompliant applications and equipment that will have little or no effect on business operations. The Company has created a central data base identifying all inventoried applications and equipment, Y2K issues identified, the priority of remediation based upon the perceived business risk, the probable method of remediation
(upgrade or replace), and targeted remediation completion date. Approximately 20% of the Company's applications were classified in the highest priority and approximately 25% in the second priority.

The identification and assessment phase also included communications with significant vendors, suppliers and customers to determine the extent to which the Company's systems and business operations are vulnerable if those third parties fail to remediate their own Y2K issues.

Y2K Remediation Efforts
The Company's plan of remediation includes a mix of installing new applications and equipment, upgrading existing applications and equipment, retiring obsolete systems and equipment, and confirming significant third party compliance. A discussion of the identified Y2K issues that could materially affect each of the Company's business segments and the Company's plan of remediation follows.

Newspapers
The Company uses a variety of newspaper circulation, advertising and editorial computer systems in the production of its newspapers. The Company began replacing most of its internally developed software with applications developed by third-party software vendors and upgrading othe applications several years ago. Many of these systems have been installed and implemented. Approximately 80% of the Company's circulation systems, 60% of its advertising systems, and 65% of its editorial systems are currently Y2K compliant, have been certified by the software vendor to be compliant, or have only minor Y2K issues that would not result in a significant disruption of business operations. Vendors for most of the remaining systems have Y2K-compliant upgrades currently available. Remediation of the noncompliant systems is expected to be completed through early third quarter of 1999, with most upgrades and replacements being completed in the first quarter of 1999.

Equipment and applications used in producing, printing, sorting and distributing newspapers use software or embedded chips that are not Y2K compliant. The Company has determined that in many instances this equipment is not date dependent and the internal calendars can be set back to an earlier year without affecting the operation of the equipment. Other equipment and software will have to be upgraded or replaced.

Most of the Company's newspapers receive newsprint via truck, however the Company's Denver newspaper relies on rail transportation for newsprint delivery. The Company anticipates increasing its newspaper inventories in the latter part of 1999 to mitigate the effect of any temporary disruption in the delivery of newsprint or any disruption in the operation of newsprint mills.

The Company's Cincinnati, Birmingham and Albuquerque newspapers operate under joint operating agreements ("JOAs") whereby the Company receives a portion of the JOA profits from the managing party. The Company's share of JOA profits could be adversely affected if those managing parties experience a significant disruption in business operations.

Broadcast Television
The Company receives network and syndicated programming via satellite. The Company's receipt of that programming is dependent upon the broadcast networks and program syndicators resolving their Y2K issues. NBC has scheduled Y2K testing of its affiliate network. The Company expects to perform similar testing with ABC. The Company does not anticipate any disruption in receiving programming from the broadcast networks or syndicators, but in the event of such a disruption the Company has alternative programming available.

The Company uses advertising inventory management software to manage, schedule and bill advertising in each of the Company's broadcast television markets. This software is licensed from two different vendors. One of the systems, used in three of the Company's markets, has been certified by the vendor to be Y2K compliant.
The other system must be upgraded. The vendor has informed the Company that Y2K compliant version of its software will be available in the early part of the second quarter of 1999. The Company expects to complete installation of the upgrades by the second quarter of 1999.

The Company utilizes equipment and software to automate the insertion of advertising into program breaks. This equipment has been found to be noncompliant and must be upgraded or replaced. Failure of this software or equipment would not materially disrupt the Company's business operations as this process could be performed manually.

The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. Although much of this equipment includes embedded chips, the Company believes the equipment will continue to function after 1999. The Company is currently testing this equipment. If such testing indicates that the operation of the equipment is affected by Y2K issues, the necessary upgrades or replacements would be installed by the second quarter of 1999.

Category Television
The Company uses advertising inventory management software to manage, schedule and bill advertising. Some of these systems are currently
Y2K compliant. Y2K compliant versions of remaining software applications will be installed by the end of the first quarter of 1999.

The Company utilizes equipment and software to automate the insertion of advertising into program breaks. Approximately 50% of this equipment has been found to be noncompliant and must be upgraded or replaced. Failure of this software or equipment would not materially disrupt the Company's business operations as this process could be performed manually.

The Company transmits its network programming to cable television and direct broadcast satellite systems via satellite. Broadcast and studio equipment used to produce and transmit the Company's signal is considered to be approximately 50% compliant. The Company has determined that certain equipment, while noncompliant, will continue to function after 1999, therefore it does not need to be upgraded or replaced. Noncompliant equipment that could affect the production and transmission of a signal is scheduled to be upgraded or replaced by the end of the second quarter of 1999.

The Company currently understands that the satellites used in transmitting the Company's networks are Y2K compliant and expects to receive written assurances to that effect. However, the Company understands that headend equipment controlling set-top boxes for virtually all cable television subscribers is presently not Y2K compliant. The Company currently believes that failure of this equipment could potentially prevent cable television systems from delivering the Company's programming to viewers.
The Company understands that equipment and set-top box manufacturers have recently developed solutions that cable television systems have begun to install in their headend equipment. The Company anticipates that this issue will be remediated, but that process is not within the Company's control.

Testing of Upgrades and Replacements
The Company's Y2K remediation program includes testing of applications and equipment identified by the Company as compliant or certified as compliant by the vendor. The Company's program also includes testing of upgrades and replacements during installation and upon completion. Testing includes the use of dates which simulate transactions and environments, both before and after the year 2000, including leap year. While that testing provides assurance that the upgrades and replacements installed by the Company perform as designed, it is not possible for the Company to completely simulate the effect of the year 2000 when testing the Company's systems, and certain embedded chips can not be tested.

Costs of Y2K Remediation Program
To date costs of achieving Year 2000 compliance, including capital spending, have not been material to the Company's results of operations, its cash flow or its financial position, and such costs are not expected to be material in the remainder of 1998 or 1999. Costs of the Company's Y2K remediation program, including those incurred to date, are expected to total less than $10,000,000. The costs have been financed through cash flows from operations. Most computer systems and equipment that have been or are scheduled to be replaced whould have been replaced regardless of the Y2K issue, although the Y2K issue has slightly accelerated the Company's replacement plans. The Company believes that the acceleration of these projects has not resulted in the deferral of other information technology projects that would have a material effect on the Company's results of operations or fianancial condition.

Risks of Y2K Issues and Contingency Plans
Like all large companies, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking, telephony and electric power. The Company is making considerable effort to ensure that the third parties upon which it relies are addressing their Y2K issues, but cannot predict the likelihood of those issues being remedied, or the costs to the Company if such issues are not remedied. The Company believes the possibility of failure of these critical third party systems is remote.

The Company's Y2K remediation program includes contingency planning to ensure business continuity in each of the Company's markets.
Such plans will address a variety of internal and external scenarios that might occur as a result of the Y2K issue, and will specify alternatives if any Y2K-related business disruption occurs. The Company expects to complete such contingency plans in early
1999, and will update those plans throughout the remainder of 1999 based upon the progress of the Y2K remediation program.

Management believes it has an effective program to resolve the Y2K issue in a timely manner and that its Y2K issues will be remediated. Based upon assessment of its internal systems and the status of its Y2K remediation efforts, the Company does not expect the Y2K issue to pose significant problems for its operations or to have a material effect on its results of operations or financial condition. However, if the Company is unable to complete its Y2K remediation program, or if its Y2K remediation program does not fully remediate the effects of the Y2K issue, the Company could experience a material disruption in its business operations. In addition, disruptions in the general economy as a result of the Y2K issue could lead to a reduction of advertising spending which could adversely affect the Company.

                  THE E. W. SCRIPPS COMPANY


                      Index to Exhibits


Exhibit
  No.                          Item                           Page


     12       Ratio of Earnings to Fixed Charges               E-2