Form 10-K
period 1998-12-31
SCRIPPS E W CO /DE
filed 1999-03-10
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998


               Commission File Number  0-16914

                  THE E. W. SCRIPPS COMPANY
   (Exact name of registrant as specified in its charter)
             Ohio                                      31-1223339
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification Number)

      312 Walnut Street
       Cincinnati, Ohio                                  45201
(Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:  (513) 977-3000


     Title of each class               Name of each exchange on
                                       which registered
Securities registered pursuant
to Section 12(b) of the Act:
     Class A Common Shares,
     $.01 par value                    New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of the
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.
   ___

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $41.00 per share closing price for such stock on February 26, 1999, was approximately $1,083,000,000. As of
February 26, 1999, nonaffiliates held approximately
1,562,800 Common Voting Shares. There is no active market for such stock.

As of February 26, 1999, there were 59,092,246 of the Registrant's Class A Common Shares, $.01 par value per share, outstanding and 19,218,913 of the Registrant's Common Voting Shares, $.01 par value per share, outstanding.

             INDEX TO THE E. W. SCRIPPS COMPANY

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


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

                           PART I

ITEM 1.  BUSINESS

The E. W. Scripps Company ("Company") is a diversified media company operating in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 19 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network") and the Company's 12% interest in FOX Sports South, a regional cable television network.
Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics and publication of independent telephone directories. A summary of segment information for the three years ended December 31, 1998, is set forth on page F-38 of this Form 10-K.

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

Scripps Cable represented an entire business segment, and therefore its results are reported as a "discontinued operation" for all periods presented (see Note 15 to the Consolidated Financial Statements). Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."


                         Newspapers

General - The Company publishes daily newspapers in 19 markets. From its Washington bureau the Company operates the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. The Company acquired or divested the following newspaper operations in the five years ended December 31, 1998:

1998 - Divested the Dallas Community newspapers,
       including the Plano daily.
1997 - Acquired daily newspapers in Abilene, Corpus
       Christi, Plano, San Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. Traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.
1996 - Acquired the Vero Beach, Florida, daily newspaper.
1995 - Divested the Watsonville, California, daily newspaper.

Revenues - The Company's newspaper operating revenues for the five years ended December 31, 1998, were as follows:

( in thousands )
                                                                 1998          1997          1996          1995         1994

Newspaper advertising:
     Local ROP                                             $     265,503 $     220,324 $     192,563 $     185,821 $     179,599
     Classified ROP                                              258,531       213,473       184,629       170,058       153,156
     National ROP                                                 26,877        23,027        19,384        16,480        14,963
     Preprint and other                                           96,581        73,109        64,538        65,585        60,045

Total newspaper advertising                                      647,492       529,933       461,114       437,944       407,763
Circulation                                                      152,829       129,383       121,365       117,288       109,057
Joint operating agency distributions                              48,278        47,052        39,341        39,476        39,375
Other                                                             16,193        14,562         8,669         7,399         7,745

Total                                                            864,792       720,930       630,489       602,107       563,940
Divested newspapers                                               14,206        30,084        40,372        38,291        38,998

Total newspaper operating revenues                         $     878,998 $     751,014 $     670,861 $     640,398 $     602,938


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

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's newspapers is as follows:

( in thousands ) (1)                              Morning (M)
                   Newspaper                      Evening (E)    1998          1997          1996          1995         1994
             Daily Paid Circulation
Abilene (TX) Reporter-News                         M (5)            39.8          40.3          41.3          42.7          42.7
Albuquerque (NM) Tribune (2)                         E              23.0          25.1          27.2          30.0          32.4
Anderson (SC) Independent-Mail                     M (5)            40.2          41.4          42.0          42.4          42.9
Birmingham (AL) Post-Herald (2)                    E (3)            21.3          25.6          49.7          58.2          59.6
Boulder (CO) Camera                                M (5)            34.4          34.2          33.9          34.7          34.6
Bremerton (WA) Sun                                 M (4)            36.5          38.4          36.2          35.9          38.2
Cincinnati (OH) Post (2)                             E              70.9          77.2          81.3          87.4          90.9
Corpus Christi (TX) Caller-Times                   M (5)            66.2          68.1          64.8          66.4          66.3
Denver (CO) Rocky Mountain News                    M (6)           332.0         302.9         316.9         331.0         344.9
Evansville (IN) Courier                              M              60.6          61.8          60.5          61.8          62.8
Knoxville (TN) News-Sentinel                         M             121.9         122.3         122.7         124.9         127.9
Memphis (TN) Commercial Appeal                       M             174.4         185.7         182.6         190.2         198.0
Naples (FL) Daily News                               M              50.2          49.2          48.4          47.8          45.2
Redding (CA) Record-Searchlight                    M (4)            34.8          35.7          35.2          37.7          37.1
San Angelo (TX) Standard-Times                     M (5)            31.2          31.5          32.2          32.7          32.2
Stuart (FL) News                                     M              36.1          35.4          35.1          36.3          34.7
Ventura County (CA) Star                           M (4)            92.4          95.9          94.7          96.3         102.9
Vero Beach (FL) Press Journal                      M (5)            32.0          32.4          33.3          32.9          32.2
Wichita Falls (TX) Times Record News               M (5)            37.0          37.9          38.0          38.4          39.3

Total Daily Circulation                                          1,334.9       1,341.0       1,376.0       1,427.7       1,464.8

            Sunday Paid Circulation
Abilene (TX) Reporter-News                          (5)             49.7          50.4          51.5          52.8          53.7
Anderson (SC) Independent-Mail                      (5)             46.3          47.8          48.1          48.5          49.0
Boulder (CO) Camera                                 (5)             41.6          41.4          41.7          42.7          43.1
Bremerton (WA) Sun                                                  39.7          41.7          39.8          39.6          40.5
Corpus Christi (TX) Caller-Times                    (5)             86.9          89.4          88.1          96.1          95.3
Denver (CO) Rocky Mountain News                     (6)            432.9         415.7         406.5         436.1         447.2
Evansville (IN) Courier                                            105.6         109.2         109.6         114.0         116.4
Knoxville (TN) News-Sentinel                                       162.8         166.2         167.6         174.8         177.9
Memphis (TN) Commercial Appeal                                     242.9         256.6         259.4         269.4         279.9
Naples (FL) Daily News                                              64.3          63.1          61.5          61.4          58.4
Redding (CA) Record-Searchlight                                     38.0          38.1          38.2          39.9          40.3
San Angelo (TX) Standard-Times                      (5)             37.2          37.7          38.7          39.4          38.9
Stuart (FL) News                                                    45.7          45.4          44.1          44.4          43.1
Ventura County (CA) Star                                           104.6         103.4         102.8         104.0         108.8
Vero Beach (FL) Press Journal                       (5)             35.7          35.9          35.7          35.3          34.5
Wichita Falls (TX) Times Record News                (5)             42.8          44.4          45.2          46.8          48.1

Total Sunday Circulation                                         1,576.7       1,586.4       1,578.5       1,645.2       1,675.1


(1) Based on Audit Bureau of Circulation Publisher's Statements ("Statements") for the six-month periods ending September 30, except figures for the Naples Daily News, the Stuart News and the Vero Beach Press Journal which are from the Statements for the twelve-month periods ending September 30.

(2) The other party to a JOA manages this newspaper's non-editorial operations. See "Joint Operating
     Agencies."

(3)  Moved to evening distribution in 1996.

(4) Redding moved from evening to morning distribution in 1994. Bremerton and the Thousand Oaks and Simi Valley editions of the Ventura County newspaper moved to morning distribution in 1995.

(5)  Abilene, Anderson, Boulder, Corpus Christi, San
     Angelo and Wichita Falls acquired in 1997. Vero Beach acquired in 1996.

(6) In 1996 the Company eliminated distribution outside the newspaper's primary market area ("PMA").

Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies ("JOAs") in three markets. A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 ("NPA") provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers. Except for the Company's JOA in Cincinnati, all of the Company's JOAs were entered into prior to the enactment of the NPA. From time to time the legality of pre-NPA JOAs has been challenged on anti-trust grounds but no such challenge has yet succeeded in the courts.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the parties to the JOA. In each case JOA expenses exclude editorial expenses. The other party to the JOA manages each of the three JOAs. The Company receives approximately 20% to 40% of JOA profits for those JOAs.

The table below provides certain information about the Company's JOAs.

                                                                     Year JOA       Year of JOA
          Newspaper           Publisher of Other Newspaper         Entered Into     Expiration
   The Albuquerque Tribune     Journal Publishing Company              1933            2022
   Birmingham Post-Herald      Newhouse Newspapers                     1950            2015
   The Cincinnati Post         Gannett Newspapers                      1977            2007


The JOAs generally provide for automatic renewal terms of ten years, unless advance notice of termination ranging from two to five years, is given by either party.

A JOA in Evansville, Indiana, which was managed by the Company, expired in 1998 and was not renewed. The Company had received approximately 80% of JOA profits. The Company continues to operate its Evansville newspaper.

Competition - The Company's newspapers compete for advertising revenues primarily with other local media, including other local newspapers, television and radio stations, cable television, telephone directories, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Changes in technology and new media, such as electronic publications, have created additional competitors for classified advertising. Most of the Company's newspapers publish electronic versions of the newspaper on the Internet and offer advertising space, including classified advertising, on their web sites. Newspapers compete with all other information and entertainment media for consumers' discretionary time.

All of the Company's newspaper markets are highly competitive, particularly Denver, which has a competing morning and Sunday newspaper.

Newspaper Production - The Company's daily newspapers are printed using offset or flexographic presses and use computer systems for writing, editing and composing and producing the advertising and news material printed in each edition.

Raw Materials and Labor Costs - The Company consumed approximately 240,000 metric tons of newsprint in 1998 and 210,000 metric tons in 1997. The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs.

Newsprint is a basic commodity and its price is very sensitive to the worldwide balance of supply and demand.
Because of the capital commitment to construct and operate a newsprint mill, the supply of newsprint is relatively stable except for temporary disruptions caused by labor stoppages. However the demand for newsprint can change quickly with economic changes, resulting in wide swings in the price of newsprint. Newsprint prices increased from approximately $420 per metric tonne in the first quarter of 1994 to $745 by the first quarter of 1996, then declined to approximately $500 by March 1997. The newsprint price was approximately $565 per metric tonne in December 1998. The Company uses newsprint forward contracts to hedge its exposure to changes in the price of newsprint. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Market
Risk."

Labor costs accounted for approximately 42% of the Company's newspaper operating expenses in 1998 and 43% in 1997. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

                    Broadcast Television

General - The Company's broadcast television segment consists of nine network-affiliated television stations.
The Company did not acquire or divest any broadcast television operations in the five years ended December 31, 1998.

Revenues - The Company's broadcast television operating revenues for the five years ended December 31, 1998, were as follows:

( in thousands )
                                                                1998           1997          1996          1995          1994

Local advertising                                          $     166,115 $     171,211 $     159,412 $     150,489 $     142,491
National advertising                                             125,432       139,322       127,172       125,476       122,668
Political advertising                                             20,084         2,106        19,505         3,207        14,291
Other                                                             19,083        18,577        17,378        16,056         8,734

Total broadcast television operating revenues              $     330,714 $     331,216 $     323,467 $     295,228 $     288,184


The Company's broadcast television operating revenues are derived primarily from the sale of time to businesses for commercial messages that appear during entertainment and news programming. Local and national advertising refer to time purchased by local, regional and national businesses; political refers to campaigns for elective office and campaigns for political issues. Automobile advertising accounts for approximately one-fourth of the Company's local and national advertising revenues.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters. The increasing political advertising in even-numbered years when congressional and presidential elections occur make it difficult to achieve year-over-year increases in operating results in odd-numbered years.

Other revenues primarily consist of network compensation
(see "Network Affiliation and Programming"). The new and extended network affiliation agreements signed in 1994 and 1995 with ABC require increased network compensation payments.

Information concerning the Company's stations and the markets in which they operate is as follows:

                                                                        Current
                                                 Expiration           Affiliation   Stations
                                       Network     of FCC    Rank of   Agreement     in
         Station and Market          Affiliation   License  Market(1)    Expires    Market(3)   1998    1997    1996   1995    1994
   WXYZ, Detroit, Ch. 7                  ABC        2005        9         2004        7
        Average Audience Share (2)                                                              17     18      21     21      21
        Station Rank in Market (4)                                                               2      2       1      1       1
   WEWS, Cleveland, Ch. 5                ABC        2005        13        2004       12
        Average Audience Share (2)                                                              14     17      19     19      20
        Station Rank in Market (4)                                                               1      2       1      1       1
   WFTS, Tampa, Ch. 28                 ABC (6)      2005        14        2004       10
        Average Audience Share (2)                                                               9      9       9     11       8
        Station Rank in Market (4)                                                               4      4       4      4       4
   KNXV, Phoenix, Ch. 15               ABC (6)      2006        17        2004       12
        Average Audience Share (2)                                                               9     10      10     11      10
        Station Rank in Market (4)                                                               5      4       4      3       4
   WMAR, Baltimore, Ch. 2              ABC (6)      2001        24        2005        6
        Average Audience Share (2)                                                              10     11      12     14      17
        Station Rank in Market (4)                                                               3      3       3      3       3
   WCPO, Cincinnati, Ch. 9             ABC (5)      2005        32        2006        6
        Average Audience Share (2)                                                              15     17      18     17      19
        Station Rank in Market (4)                                                               2      1       1      1       1
   KSHB, Kansas City, Ch. 41           NBC (7)      2006        33        2004        8
        Average Audience Share (2)                                                               7     10      10     11      11
        Station Rank in Market (4)                                                               4      4       4      4       4
   WPTV, W. Palm Beach, Ch. 5            NBC        2005        44        2004        9
        Average Audience Share (2)                                                              16     19      20     21      20
        Station Rank in Market (4)                                                               1      1       1      1       1
   KJRH, Tulsa, Ch. 2                    NBC        2006        59        2004        9
        Average Audience Share (2)                                                              12     14      14     16      16
        Station Rank in Market (4)                                                               3      3       3      3       4

All market and audience data is based on the November A.C. Nielsen
Company survey.

(1) Rank of Market represents the relative size of the television market in the United States.
(2) Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in Area of Dominant Influence.
(3) Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(4) Station Rank in Market is based on Average Audience Share as described in (2).
(5)  Prior to June 1996, WCPO was a CBS affiliate.
(6) Prior to January 1995, WFTS and KNXV were FOX affiliates and WMAR was a NBC affiliate.
(7)  Prior to September 1994, KSHB was a FOX affiliate.

Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television, newspapers, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media. The Company's television stations have experienced declines in their average audience share in recent years due to the creation of new networks and increased audience share of alternative services providers such as traditional cable, "wireless" cable and direct broadcast satellite television. Continuing technological advances will improve the capability of alternative service providers to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers, and from local telephone companies that are pursuing efforts to enter this market, is expected to increase. The Company intends to undertake upgrades in its services, including initiation of digital television broadcasting to maintain its competitive posture. Technological advances in interactive media services will further increase these competitive pressures.

Network Affiliation and Programming - The Company's television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming. The national television networks have expressed their intention to reduce the amount of such compensation or to have their affiliated stations share in the cost of popular shows such as "ER". The Company received $16,000,000 in network compensation in 1998 and expects network compensation to total approximately $15,000,000 in 1999.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies and public service programs. News is the focus of the Company's locally produced programming. Advertising during local news programs on the Company's stations account for approximately 30% of revenues. The Company's stations also produce "niche" programs focusing on topics such as home improvement, cooking and items of interest in the stations' local markets. The Company plans to increase the amount of locally produced programming aired by its stations.

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

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if (i) the applicant already owns, operates, or controls a television station serving substantially the same area, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 35% of all television households. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale. The 1996 Act directed the FCC to review all its ownership rules, and such a review is ongoing.

Under the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), each television broadcast station gained "must-carry" rights on any cable system defined as "local" with respect to that station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. The Company's stations have generally elected to negotiate retransmission consent agreements with cable companies. The United States Supreme Court recently held that the must-carry rules are valid. The FCC is considering how the must-carry rules will apply to television stations' new digital transmissions.

Management believes the Company is in substantial compliance with all applicable regulatory requirements.

                     Category Television

General - The Company's category television segment includes HGTV and Food Network (24-hour national cable television networks) and a 12% interest FOX Sports South (a regional cable television network). The Company owned 57% of Food Network at the end of 1998 and 59% on February 28, 1999.

Food Network began telecasting in December 1993 and HGTV in December 1994.

According to the Nielson Homevideo Index, HGTV was telecast to 48.4 million homes in December 1998, 36.1 million homes in December 1997 and 25.2 million homes in December 1996.
Food Network was telecast to 37.1 million homes in December
1998, 29.1 million homes in December 1997 and 19.1 million homes in December 1996.

Revenues - The Company's category television revenues for the five years ended December 31, 1998, were as follows:

( in thousands )
                                                                 1998          1997          1996          1995         1994

Advertising                                                $      96,271 $      37,473 $      15,717 $       8,734
Affiliate fees                                                    38,063        19,711         6,943         3,021
Program production                                                10,872         7,878         7,658         6,176 $       4,885
Other                                                              3,435         1,739         1,261           998           524

Total category television operating revenues               $     148,641 $      66,801 $      31,579 $      18,929 $       5,409


Category television revenues are derived from the sale of advertising time and, if so provided in the affiliation agreements, from affiliate fees paid by cable television and other distribution systems that carry the networks. Such fees are generally based on the number of subscribers who receive the networks. Most of Food Network's affiliation agreements do not provide for affiliate fee revenues.

Programming - HGTV features 24 hours of daily programming focusing on home repair and remodeling, gardening, decorating and other activities associated with the home.
Food Network also features 24 hours of daily programming focusing on food and nutrition. Topics include gourmet meals, healthful diets, weeknight meals and wine.

The Company both internally produces and purchases programming for HGTV and Food Network. Purchases are made from a variety of independent producers.

Distribution - HGTV and Food Network are transmitted via satellite to cable television and direct broadcast satellite systems. Popularity of the programming with subscribers is a primary factor in obtaining and retaining distribution by system operators. Because of limited channel capacity, cable television system operators have been able to demand payments or equity interests in cable television programming networks in exchange for long-term agreements to distribute the networks. Food Network provided equity interests to cable television systems that launched it in 1993, and since their launch, HGTV and Food Network have committed to pay distribution fees totaling $110,000,000 to other cable television and direct broadcast satellite systems in exchange for long-term distribution contracts. The amounts of distribution fees received by systems depended upon several factors, including the numbers of subscribers, the terms of the agreements and the amounts of affiliate fees the systems agreed to pay to HGTV and Food Network. Distribution fee payments were generally due when the systems launched the network or over the terms of the distribution agreements. Unpaid distribution fees totaled $52,400,000 at December 31, 1998.

Management believes the popularity of HGTV and Food Network, which consistently rank among the favorite channels of cable television subscribers, will enable the Company to renew its existing distribution agreements and to obtain additional distribution. Additional distribution fees may be required to expand distribution of the networks.

Competition - In addition to competing with other networks for distribution on cable television systems, HGTV and Food Network compete for advertising revenues primarily with other local and national media, including other cable television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. The Company's cable television networks compete for consumers' discretionary time with all other information and entertainment media.

                  Licensing and Other Media

General - Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics and publication of independent telephone directories. Scripps Howard Productions ("SHP"), the Company's television program production operation based in Los Angeles, was sold in 1998. SHP began operations in 1993 and sold its first programs in 1995.

Revenues - The Company's licensing and other media revenues for the five years ended December 31, 1998, were as follows:

( in thousands )
                                                                 1998          1997          1996          1995         1994

Licensing                                                  $      62,260 $      56,813 $      53,672 $      49,366 $      49,236
Newspaper feature distribution                                    22,650        20,920        20,695        18,915        17,998
Other                                                             11,292         4,123           161                         830

Total licensing and other media revenues                          96,202        81,856        74,528        68,281        68,064
Divested other media                                                            11,070        21,423         7,542

Total Licensing and other media operating revenues         $      96,202 $      92,926 $      95,951 $      75,823 $      68,064



The Company, under the trade name United Media, is a leading distributor of news columns, comics and other features for the newspaper industry. Included among these features is "Peanuts", one of the most successful strips in the history of comic art. United Media sold its worldwide "Garfield" and "U.S. Acres" copyrights in 1994.

United Media owns and licenses worldwide copyrights relating to "Peanuts", "Dilbert" and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television, video cassettes and other media. "Peanuts" provides more than 80% of the Company's licensing revenues. Approximately 70% of "Peanuts" licensing revenues are earned in international markets, with the Japanese market providing approximately two-thirds of international revenue. The Company uses foreign currency forward and option contracts to hedge its exposure to changes in the exchange rate for the Japanese yen. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Market
Risk."

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee's sales. The Company generally negotiates a fixed fee for the use of its copyrighted characters for promotional and advertising purposes. The Company generally pays a percentage of gross syndication and licensing royalties to the creators of these properties.

Competition - The Company's newspaper feature distribution operations compete for a limited amount of newspaper space with other distributors of news columns, comics and other features. Competition is primarily based on price and popularity of the features. Popularity of licensed characters is a primary factor in obtaining and renewing merchandise and promotional licenses.

                          Employees

As of December 31, 1998, the Company had approximately 7,900 full-time employees, of whom approximately 6,000 were engaged in newspapers, 1,500 in broadcast television, 400 in category television and 100 in licensing and other media. Various labor unions represent approximately 1,700 employees, primarily in newspapers. The present operations of the Company have not experienced any work stoppages since 1985. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2.  PROPERTIES

The properties used in the Company's newspaper operations generally include business and editorial offices and printing plants.

The Company's television operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. The Company completed construction of a new building for the Phoenix station in 1998 and plans to construct a new building for the West Palm Beach Station. Ongoing advances in the technology for delivering video signals to the home, such as "high definition television," may, in the future, require a high level of capital expenditures in order to maintain competitive position. The Company's Detroit station began high definition broadcasting in 1998. The Baltimore, Cincinnati, Cleveland, Phoenix and Tampa stations are expected to begin high definition broadcasting in 1999. Capital spending for the broadcast television segment was $15,600,000 in 1997, $33,500,000 in 1998, and is expected to be approximately $35,000,000 in 1999.

The Company's category television operations require offices and studios and other real and personal property to produce programs and to transmit the network programming via leased satellite. HGTV operates from an 80,000 square-foot production facility in Knoxville. An expansion of that facility is planned for 1999. Food Network operates from leased facilities in New York.

Management believes the Company's present facilities are generally well maintained and are sufficient to serve its present needs.


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

                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Class A Common Shares are traded on the New
York Stock Exchange ("NYSE") under the symbol "SSP."   There
are approximately 5,000 owners of the Company's Class A Common Shares, based on security position listings, and 18 owners of Company's Common Voting Shares (which does not have a public market). The Company has declared cash dividends in every year since its incorporation in 1922. Future dividends are, however, subject to the Company's earnings, financial condition and capital requirements.

The range of market prices of the Company's Class A Common
Shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends, are as follows:

                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            1998
Market price of common stock:
   High                                                            $55.313       $58.500      $56.000      $51.875
   Low                                                              45.063        50.125       42.875       38.500

Cash dividends per share of common stock                             $ .13         $ .13        $ .14        $ .14         $ .54

                            1997
Market price of common stock:
   High                                                            $37.500       $41.750      $43.938      $48.938
   Low                                                              32.625        32.250       36.563       40.250

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52


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

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     Executive Officers

Executive officers serve at the pleasure of the Board of Directors. Certain information about such officers appears in the table below.

   Name                 Age                      Position

Lawrence A. Leser       63                 Chairman of the Board of
                                           Directors (since August 1994);
                                           Director (since 1977); Chief
                                           Executive Officer (1985 to 1996);
                                           President (1985 to August 1994)

William R. Burleigh     63                 Chief Executive Officer (since
                                           May 1996); President (since August
                                           1994); Director (since 1990); Chief
                                           Operating Officer (1994 to 1996);
                                           Executive Vice President (1990 to
                                           1994)

Richard A. Boehne       42                 Executive Vice President (since
                                           February 1999); Vice President/
                                           Corporate Communications and
                                           Investor Relations (1995 to 1999);
                                           Director of Corporate Communications
                                           and Investor Relations (1989 to 1994)

Daniel J. Castellini    59                 Senior Vice President/Finance
                                           and Administration (since 1986)

Paul F. (Frank) Gardner 56                 Senior Vice President/Television
                                           (since April 1993)

Alan M. Horton          55                 Senior Vice President/Newspapers
                                           (since May 1994); Vice President/
                                           Operations, Newspapers (1991 to
                                           1994)

Craig C. Standen        56                 Senior Vice President/Corporate
                                           Development (since August 1994);
                                           Vice President/Marketing-
                                           Advertising, Newspapers (1990
                                           to 1994)

Gregory L. Ebel         43                 Vice President/Human Resources
                                           (since 1994); Senior Vice
                                           President, PNC Bank Ohio
                                           (1990 to 1994)

Neal F. Fondren         40                 Vice President/New Media (since
                                           November 1996; Director
                                           Administration and Business
                                           Development, Cable Division
                                           (1994 to 1996); General Manager
                                           Northwest Georgia cable systems
                                           (1990 to 1994)

James M. Hart           57                 Vice President/Television (since
                                           May 1995); President, Multimedia,
                                           Inc.'s broadcasting division
                                           (1994 to 1995); Vice President
                                           and General Manager WBIR, a
                                           Multimedia television station
                                           (1981 to 1994)

Jeffrey J. Hively       45                 Vice President/Newspaper Operations
                                           (since May 1994); Director of
                                           Circulation (1992 to 1994)

J. Robert Routt         44                 Vice President and Controller
                                           (since 1985)

Stephen W. Sullivan     52                 Vice President/Newspapers (since
                                           November 1997); President,
                                           Harte-Hanks Newspapers and
                                           Senior Vice President,
                                           Harte-Hanks Communications
                                           (1991 to 1997)

Daniel K. Thomasson     65                 Vice President/News - Newspapers,
                                           retired (1986 to January 1999)

M. Denise Kuprionis     42                 Corporate Secretary (since 1987)

E. John Wolfzorn        53                 Treasurer (since 1979)

                          Directors

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999.


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

    The report of Deloitte & Touche LLP, Independent
    Auditors, dated January 22, 1999, is filed as part of this Form 10-K. See Index to Consolidated Financial
    Statement Information at page F-1.

(b) The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See
    Index to Consolidated Financial Statement Schedules at page S-1.


                          Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Reports on Form 8-K

No Current Reports on Form 8-K were filed in the fourth quarter of 1998.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 1999.

                              THE E. W. SCRIPPS COMPANY

                              By/s/ William R. Burleigh
                                    William R. Burleigh
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 9, 1999.

      Signature                                     Title

/s/ Lawrence A. Leser                  Chairman of the Board
Lawrence A. Leser

/s/ William R. Burleigh                President, Chief Executive Officer
William R. Burleigh                    and Director
                                       (Principal Executive Officer)

/s/ Daniel J. Castellini               Senior Vice President/Finance
Daniel J. Castellini                   and Administration
                                       (Principal Financial and Accounting
                                       Officer)

/s/ Charles E. Scripps                 Chairman of the Executive Committee
Charles E. Scripps                     of the Board of Directors

/s/ John H. Burlingame                 Director
John H. Burlingame

/s/ Daniel J. Meyer                    Director
Daniel J. Meyer

/s/ Nicholas B. Paumgarten             Director
Nicholas B. Paumgarten

/s/ Paul K. Scripps                    Director
Paul K. Scripps

                                       Director
Edward W. Scripps, Jr.

/s/ Ronald W. Tysoe                    Director
Ronald W. Tysoe

                                       Director
Julie A. Wrigley

                  THE E. W. SCRIPPS COMPANY

    INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION




Item No.                                                     Page

1. Selected Financial Data                                    F-2
2. Management's Discussion and Analysis of Financial
   Condition and Results of Operation
       Consolidated Results of Continuing Operations          F-6
       Newspapers                                             F-9
       Broadcast Television                                  F-10
       Category TV                                           F-11
       Liquidity and Capital Resources                       F-13
       Market Risk                                           F-13
       Year 2000 Readiness                                   F-14
3. Independent Auditors' Report                              F-18
4. Consolidated Balance Sheets                               F-19
5. Consolidated Statements of Income                         F-21
6. Consolidated Statements of Cash Flows                     F-22
7. Consolidated Statements of Comprehensive Income and
   Stockholders' Equity                                      F-23
8. Notes to Consolidated Financial Statements                F-24

ELEVEN-YEAR FINANCIAL HIGHLIGHTS
( in millions, except share data )
                                         1998(1) 1997(1)  1996(1) 1995(1) 1994(1) 1993(1) 1992(1)  1991(1) 1990(1) 1989(1) 1988(1)
Summary of Operations
     Operating Revenues:
          Newspapers                     $   865 $   721  $   630 $   602 $   564 $   515 $   490  $   470 $   482 $   484 $   472
          Broadcast television               331     331      323     295     288     255     247      216     205     191     180
          Category television                149      67       32      19       5
          Licensing and other media           96      82       75      68      68      85      87       92      92     100      94
          Total                            1,440   1,201    1,060     985     926     855     825      778     779     775     747
          Divested operating units (2)        14      41       62      46      39      90     193      296     318     315     318
           Total operating revenues       $1,455  $1,242   $1,122  $1,030    $965    $945  $1,017   $1,074  $1,097  $1,089  $1,065
     Operating Income (Loss):
          Newspapers                     $   197 $   172  $   134 $   121 $   116  $   74  $   85   $   67  $   76  $   98  $   96
          Broadcast television                93     104      100      87      95      69      62       50      61      49      45
          Category television                (7)    (14)     (17)    (19)     (9)     (1)
          Licensing and other media           11       7        8       7       5       5       8       10      10      18      19
          Corporate                         (17)    (17)     (18)    (17)    (15)    (14)    (15)     (13)    (15)    (16)    (14)
          Total                              277     252      207     179     191     133     140      114     132     149     146
          Divested operating units (2)               (1)        3       2               9    (11)       37      37      40      40
          Unusual items (3)                                   (4)             (8)     (1)                     (36)
               Total operating income        276     251      206     181     184     142     129      150     133     189     186
     Interest expense                       (47)    (19)     (10)    (11)    (16)    (26)    (34)     (38)    (43)    (42)    (54)
     Gains (losses) on divested
       operations (1)                                 48                               92      78                        4       1
     Gain on sale of Garfield
       copyrights (4)                                                          32
     Other unusual credits (charges) (5)             (3)       22            (17)       3     (4)
     Miscellaneous, net                                3        2       2     (1)     (2)     (4)              (2)     (1)       1
     Income taxes (6)                       (93)   (118)     (86)    (75)    (80)    (86)    (65)     (48)    (44)    (66)    (53)
     Minority interests                      (5)     (5)      (3)     (3)     (8)    (16)     (9)      (7)     (8)     (8)     (8)
     Income from continuing operations   $   131 $   158  $   130  $   94  $   93 $   105  $   91   $   56  $   35  $   76  $   73

Share Data
     Income from continuing operations     $1.62 $  1.93  $  1.61   $1.17   $1.21   $1.40   $1.22     $.75    $.46   $ .97    $.96
     Adjusted income from continuing
       operations (excluding unusual
       items and net gains)                 1.62    1.63     1.41    1.17    1.25     .72     .80      .75     .77     .94     .95
     Cash dividends                          .54     .52      .52     .50     .44     .44     .40      .40     .40    .345     .30
     Market value of proceeds from
       Cable Transaction (8)                                19.83

Market Value of Common Shares at
 December 31
     Per share                            $49.75  $48.44   $35.00  $39.38  $30.25  $27.50  $24.75   $24.13  $17.00  $24.00  $17.13
     Total                                 3,908   3,906    2,827   3,153   2,415   2,056   1,847    1,798   1,267   1,834   1,348

EBITDA (excluding divested operating
     units and unusual items):
          Newspapers                     $   260 $   217  $   171 $   156 $   150 $   110 $   119   $   96 $   102 $   120 $   116
          Broadcast television               118     128      126     113     116      89      82       66      75      65      61
          Category television                  6     (9)     (14)    (17)     (8)     (1)
          Licensing and other media           12       8        9       8       6       6       9       11      11      19      20
          Corporate                         (16)    (16)     (17)    (16)    (15)    (13)    (13)     (12)    (14)    (15)    (13)
          Total                          $   380 $   328  $   274 $   244 $   249 $   191 $   196  $   162 $   173 $   189 $   184

Scripps Cable Financial Data (8)
     Operating revenues                                   $   270 $   280 $   255 $   252 $   238  $   218 $   193 $   171 $   144
     Operating income excluding
        unusual items                                          61      65      43      46      44       36      27      23      12
     Net income                                                40      40      30      24      15       11      14      12       4
     Net income per share of common stock                     .49     .50     .39     .32     .20      .14     .18     .15     .05
     EBITDA - excluding unusual items                         109     119     101     106     102       92      85      77      63
     Capital expenditures                                    (58)    (48)    (42)    (67)    (58)     (37)    (36)    (28)    (42)

                                  Note:  Certain amounts may not foot as each is rounded independently.

ELEVEN-YEAR FINANCIAL HIGHLIGHTS
( in millions, except share data )
                                          1998(1)  1997(1) 1996(1) 1995(1) 1994(1) 1993(1) 1992(1) 1991(1)  1990(1) 1989(1) 1988(1)
Cash Flow Statement Data
Net cash provided by continuing
   operations                                237     196      176     114     170     142     127      136     155     164     128
Depreciation and amortization of
   intangible assets                         104      78       69      67      59      61      64       56      49      47      45
Investing activity:
   Capital expenditures                     (67)    (57)     (53)    (57)    (54)    (37)    (87)    (114)    (49)    (59)    (47)
   Business acquisitions and investments    (26)   (748)    (128)    (12)    (32)    (42)    (17)    (131)     (9)     (1)
   Other (investing)/divesting
      activity, net                          10       30       35    (19)      51     147      38        3      23       2     (2)
Financing activity:
   Increase (decrease) in long-term debt     (4)     651       41    (30)   (138)   (194)    (50)      124    (96)    (50)    (94)
   Divendends paid                          (47)    (46)     (45)    (43)    (37)    (37)    (34)     (35)    (36)    (32)    (40)
   Common stock issued (retired)           (108)    (26)                                                              (40)     93
   Other financing activity                    5       4        9       6       1       2     (1)                      (1)
Balance Sheet Data
Total assets                               2,345   2,286    1,469   1,350   1,287   1,255   1,287    1,296   1,095   1,126   1,097
Long-term debt (including current
   portion) (7)                              769     773      122      81     110     248     442      492     368     421     471
Stockholders' equity (7)                   1,069   1,049      945   1,191   1,084     860     733      677     639     643     629

                                        Note:  Certain amounts may not foot as each is rounded independently.

              Notes to Selected Financial Data

The income statement and cash flow data for the eleven years ended December 31, 1998, and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere herein. All per share amounts are presented on a diluted basis. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. See page F-7.

 (1)  In the periods presented the Company acquired and divested the following:

  Acquisitions
  1997 - Daily newspapers in Abilene, Corpus Christi,
         Plano, San Angelo, and Wichita Falls, Texas;
         community newspapers in the Dallas, Texas, market, daily newspapers in Anderson, South Carolina, and Boulder, Colorado (in exchange for the Company's daily newspapers in Monterey and San Luis Obispo, California). Approximate 56% interest in The Television Food Network.
  1996 - Vero Beach, Florida, daily newspaper.
  1994 - The remaining 13.9% minority interest in Scripps
         Howard Broadcasting Company ("SHB") in exchange for 4,952,659 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).
  1993 - The remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
  1992 - Three daily newspapers in California (including
         The Monterey County Herald in connection with the sale of The Pittsburgh Press).
  1991 - Baltimore television station WMAR.
  1989 - Sundance Publishers and Distributors.

  Divestitures
  1998 - Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, the Company's television program production operation based in Los Angeles, California.
  1997 - Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agreement
         ("JOA") and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
  1995 - Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
  1993 - Book publishing operations; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.
  1992 - The Pittsburgh Press; TV Data; certain other investments. The divestitures resulted in net pre-tax gains of $78.0 million, increasing income from continuing operations $45.6 million, $.61 per share.
  1991 - George R. Hall Company (contracting firm specializing in the installation, relocation, and rebuilding of newspaper presses). No gain or loss was realized as proceeds equaled the book value of net assets sold.
  1989 - Investment in American City Business Journals ("ACBJ").
         The sale resulted in a pre-tax gain of $3.9 million, increasing income from continuing operations $2.3 million, $.03 per share.
  1988 - ACBJ sold several business journals and the Company recorded a loss on the anticipated sale of its Hollywood, Florida, daily newspaper. The divestitures resulted in a pre-tax gain of $0.8 million, increasing income from continuing operations
         $0.8 million, $.01 per share.

(2)  Noncable television operating units sold prior to December 31, 1998.

(3)  The following unusual items affected operating income:

  1996 - A $4.0 million charge for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA. The charge reduced income from continuing operations by $2.6 million, $.03 per share.
  1994 - A $7.9 million loss on program rights expected to be sold as a result of changes in television network affiliations. The loss reduced income from continuing operations by $4.9 million, $.07 per share.
  1993 - A change in estimate of disputed music license fees increased operating income by $4.3 million; a gain on the sale of certain publishing equipment increased operating income by $1.1 million; a charge for workforce reductions at 1) the Company's Denver newspaper and 2) the newspaper feature and the licensing operations of United Media decreased operating income by $6.3 million. The planned workforce reductions were fully implemented in 1994. These items totaled $0.9 million and reduced income from continuing operations by $0.6 million, $.01 per share.
  1992 - Operating losses of $32.7 million during the Pittsburgh Press strike (reported in divested operating units) reduced income from continuing operations $20.2 million, $.27 per share.
  1990 - A $36.4 million charge associated with an agreement to terminate the Knoxville joint operating agency. The charge reduced income from continuing operations by $23.7 million, $.31 per share.

(4) In 1994 the Company sold its worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, $17.4 million after-tax, $.23 per share.

(5)  Other unusual credits (charges) included the following:

  1997 - Write-down of investments totaling $2.7 million.
         Income from continuing operations was reduced $1.7 million, $.02 per share.
  1996 - A $40.0 million gain on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner; $3.0 million write-off of an investment in Patient Education Media, Inc.; and $15.5 million contribution to a charitable foundation. These items totaled $21.5 million and increased income from continuing operations by $19.1 million, $.23 per share.
  1994 - An estimated $2.8 million loss on real estate expected to be sold as a result of changes in television network affiliations; an $8.0 million contribution to a charitable foundation; and a $6.1 million accrual for lawsuits associated with a divested operating unit. These items totaled $16.9 million and reduced income from continuing operations by $9.8 million, $.13 per share.
  1993 - A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper. Income from continuing operations was increased $1.6 million, $.02 per share.
  1992 - Write-downs of real estate and investments totaling $3.5 million. Income from continuing operations was reduced $2.3 million, $.03 per share.

 (6) The provision for income taxes was affected by the following unusual items:

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

(8) The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996, ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to the Company's shareholders. This gain is not reflected in the Company's financial statements as accounting rules required the Company to record the transaction at book value. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 19 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), Scripps Productions and the Company's 12% interest in FOX Sports South, a regional cable television network. Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics and publication of independent telephone directories.

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis.

Consolidated results of continuing operations were as follows:

( in thousands, except per share data )
                                                                                   For the years ended December 31,
                                                                      1998      Change         1997      Change        1996

Operating revenues:
     Newspapers                                                  $    864,792      20.0 % $    720,930     14.3 % $     630,489
     Broadcast television                                             330,714      (0.2)%      331,216      2.4 %       323,467
     Category television                                              148,641     122.5 %       66,801    111.5 %        31,579
     Licensing and other media                                         96,202      17.5 %       81,856      9.8 %        74,528
     Total                                                          1,440,349      19.9 %    1,200,803     13.3 %     1,060,063
     Divested operating units                                          14,206                   41,154                   61,795
Total operating revenues                                         $  1,454,555      17.1 % $  1,241,957     10.7 % $   1,121,858

Operating income (loss):
     Newspapers                                                  $    196,737      14.1 % $    172,440     28.7 % $     133,952
     Broadcast television                                              92,966     (10.3)%      103,690      3.2 %       100,437
     Category television                                              (6,635)      52.0 %     (13,811)     21.1 %      (17,495)
     Licensing and other media                                         10,688      54.3 %        6,929    (17.8)%         8,434
     Corporate                                                       (17,231)      (0.1)%     (17,207)      6.8 %      (18,471)
     Total                                                            276,525       9.7 %      252,041     21.8 %       206,857
     Divested operating units                                           (481)                  (1,217)                    2,994
     Unusual items                                                                                                      (4,000)
Total operating income                                                276,044      10.1 %      250,824     21.8 %       205,851
Interest expense                                                     (47,108)                 (18,543)                  (9,629)
Net gains and unusual items                                                                     44,894                   21,531
Miscellaneous, net                                                        226                    3,126                    1,834
Income taxes                                                         (93,075)                (117,510)                 (86,011)
Minority interest                                                     (4,873)                  (5,089)                  (3,436)

Income from continuing operations                                $    131,214     (16.8)% $    157,702     21.2 % $     130,140

Per share of common stock:
     Income from continuing operations                                 $ 1.62     (16.1)%       $ 1.93     19.9 %        $ 1.61

     Adjusted income from continuing operations
         (excluding unusual items and net gains)                       $ 1.62      (0.6)%       $ 1.63     15.6 %        $ 1.41

( in thousands )
                                                                                   For the years ended December 31,
                                                                      1998      Change         1997      Change        1996

Other Financial and Statistical Data - excluding divested operating units and unusual items:

Total advertising revenues                                       $  1,081,765      20.6 % $    897,055     12.5 % $     797,267

Advertising revenues as a percentage of total revenues                 75.1 %                   74.7 %                   75.2 %

EBITDA:
     Newspapers                                                  $    260,439      20.2 % $    216,750     27.1 % $     170,557
     Broadcast television                                             118,012      (7.8)%      128,048      1.4 %       126,225
     Category television                                                5,642     165.8 %      (8,580)     40.7 %      (14,458)
     Licensing and other media                                         11,636      51.8 %        7,665    (16.1)%         9,136
     Corporate                                                       (16,207)      (1.2)%     (16,011)      7.8 %      (17,372)
     Total                                                       $    379,522      15.8 % $    327,872     19.6 % $     274,088

Effective income tax rate                                              40.6 %                   41.9 %                   39.2 %

Weighted-average shares outstanding                                    80,921      (0.9)%       81,645      1.0 %        80,841

Net cash provided by continuing operating activities             $    236,616      20.6 % $    196,229     11.4 % $     176,224
Capital expenditures                                                   66,759      20.0 %       55,644      7.3 %        51,871
Business acquisitions and other
     additions to long-lived assets                                    43,465                  828,478                  173,543
Increase (decrease) in long-term debt                                 (3,800)                  651,170                   40,958
Dividends paid, including minority interests                           46,571       1.2 %       46,014      3.3 %        44,537
Purchase and retirement of common stock                               108,421                   25,694


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

In the three years ending December 31, 1998, the Company acquired the following operations:

1997 - In October the Company acquired the newspaper and
       broadcast operations of Harte-Hanks Communications ("Harte-Hanks") for $775,000,000, plus working capital, in cash. The Harte-Hanks newspaper operations ("HHC Newspaper Operations") included daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network
       and approximately $75,000,000 in cash.   In August the
       Company traded its daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

1996 - In May the Company acquired the Vero Beach, Florida, Press Journal for
       $20,073,000 in cash and $100,000,000 in notes issued to the seller.

In the three years ended December 31, 1998, the Company divested the following operations (the "Divested Operating
Units"):

1998 - Sold Scripps Howard Productions, the Company's television program production operation based in Los
       Angeles, and the Dallas Community newspapers, including the Plano daily. No material gain or loss was recognized as the proceeds approximated the net book value of the assets sold.

1997 - Traded its Monterey and San Luis Obispo,
       California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the joint operating agreement ("JOA") and ceased operations of its newspaper in El Paso, Texas, on October 11. The JOA termination and the trade resulted in gains totaling $47,600,000, $26,200,000 after-tax, $.32 per share.

In addition to the gains on divested operations in 1997, unusual items affecting the comparability of the Company's results of operations included the following:

1997 - Write-down of certain investments to estimated realizable value, resulting in a loss of $2,700,000, $1,700,000 after tax, $.02 per share

1996 - A $4,000,000 operating charge for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA.
       The charge reduced income from continuing operations by $2,600,000, $.03 per share on a diluted basis.

       Net gains that increased income from continuing operations by $24,300,000, $.30 per share. A pre-tax gain of $40,000,000 was recognized on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner, and a $3,000,000 investment in Patient Education Media, Inc.
       was written off.

       Contribution of 375,000 shares of Time Warner stock to Scripps Howard Foundation, a private charitable foundation. The contribution reduced pre-tax income by $15,500,000 and income from continuing operations by $5,200,000, $.07 per share.

Excluding the divested operations, unusual items and the acquired operations from all periods, consolidated EBITDA increased 5.7% in 1998 and 14% in 1997. Operating income increased 5.6% in 1998 and 17% in 1997 on that same basis.
EBITDA for licensing and other media in 1997 was reduced by start-up costs associated with the independent yellow page directories. Operating results for each of the Company's reportable segments, excluding the Divested Operating Units and unusual items described above, are presented on the following pages.

The average balance of outstanding debt increased
$504,000,000 in 1998 and $123,000,000 in 1997 as long-term
debt was used to finance the purchase of acquired operations.

The effective income tax rate in 1996 was affected by contributions to a charitable foundation described above.
The effective income tax rate in 1999 is expected to be approximately 41%.

The estimated effect of amortization of intangible assets on earnings per share was $.36 in 1998 and $.23 in 1997.

The HHC Newspaper Operations and Food Network acquisitions reduced earnings per share approximately $.23 in 1998 and $.04 in 1997.

NEWSPAPERS - Operating results, excluding Divested Operating
Units and the Cincinnati JOA Charge, were as follows:

( in thousands )
                                                                                   For the years ended December 31,
                                                                      1998      Change         1997      Change        1996

Operating revenues:
     Local                                                       $    265,503      20.5 % $    220,324     14.4 % $     192,563
     Classified                                                       258,531      21.1 %      213,473     15.6 %       184,629
     National                                                          26,877      16.7 %       23,027     18.8 %        19,384
     Preprint and other                                                96,581      32.1 %       73,109     13.3 %        64,538

     Newspaper advertising                                            647,492      22.2 %      529,933     14.9 %       461,114
     Circulation                                                      152,829      18.1 %      129,383      6.6 %       121,365
     Joint operating agency distributions                              48,278       2.6 %       47,052     19.6 %        39,341
     Other                                                             16,193      11.2 %       14,562     68.0 %         8,669

Total operating revenues                                              864,792      20.0 %      720,930     14.3 %       630,489

Operating expenses:
     Employee compensation and benefits                               280,289      19.7 %      234,194     12.1 %       208,969
     Newsprint and ink                                                146,146      21.8 %      119,973      1.0 %       118,729
     Other                                                            177,918      18.6 %      150,013     13.4 %       132,234
     Depreciation and amortization                                     63,702      43.8 %       44,310     21.0 %        36,605

Total operating expenses                                              668,055      21.8 %      548,490     10.5 %       496,537

Operating income                                                 $    196,737      14.1 % $    172,440     28.7 % $     133,952

Other Financial and Statistical Data:

EBITDA                                                           $    260,439      20.2 % $    216,750     27.1 % $     170,557

Percent of operating revenues:
    Operating income                                                   22.7 %                   23.9 %                   21.2 %
    EBITDA                                                             30.1 %                   30.1 %                   27.1 %

Capital expenditures                                             $     23,522     (28.5)% $     32,911     35.2 % $      24,340

Business acquisitions and other
     additions to long-lived assets                              $      3,570             $    622,233            $     122,593


The newspaper acquisitions accounted for 75% of the increase in advertising revenue in 1998 and 50% in 1997. On a pro forma basis, assuming all newspapers owned at the end of 1998 were owned for the full three-year period, advertising revenues increased 6.5% in 1998 and 7.6% in 1997.

Excluding the acquired newspapers, EBITDA increased 2.5% in 1998 and 17% in 1997.

Excluding the acquired newspapers, employee compensation and benefits increased 3.8% in 1998 and 5.4% in 1997, newsprint and ink increased 9.8% in 1998 and decreased
3.5% in 1997, and other operating expenses increased 2.8% in 1998 and 7.3% in 1997. Changes in newsprint and ink are primarily due to changes in the price of newsprint.
The average price of newsprint increased from approximately $420 per metric tonne in the first quarter of 1994 to $745 in the first quarter of 1996, declined to approximately $500 by March 1997, then increased to approximately $565 by December 1998. The Company expects the price of newsprint in the first quarter of 1999 to be approximately 3% less than the fourth quarter of 1998.

Depreciation and amortization increased due to the newspaper acquisitions.

Capital expenditures in 1999 are expected to be approximately $25,000,000 and depreciation and amortization is expected to increase approximately 2%.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )
                                                                                   For the years ended December 31,
                                                                      1998      Change         1997      Change        1996

Operating revenues:
     Local                                                       $    166,115      (3.0)% $    171,211      7.4 % $     159,412
     National                                                         125,432     (10.0)%      139,322      9.6 %       127,172
     Political                                                         20,084                    2,106                   19,505
     Other                                                             19,083       2.7 %       18,577      6.9 %        17,378

Total operating revenues                                              330,714      (0.2)%      331,216      2.4 %       323,467

Operating expenses:
     Employee compensation and benefits                               103,630       0.3 %      103,350      5.4 %        98,099
     Program and copyright costs                                       56,263      17.5 %       47,890     (0.3)%        48,049
     Other                                                             52,809       1.7 %       51,928      1.6 %        51,094
     Depreciation and amortization                                     25,046       2.8 %       24,358     (5.5)%        25,788

Total operating expenses                                              237,748       4.5 %      227,526      2.0 %       223,030

Operating income                                                 $     92,966     (10.3)% $    103,690      3.2 % $     100,437

Other Financial and Statistical Data:

EBITDA                                                           $    118,012      (7.8)% $    128,048      1.4 % $     126,225

Percent of operating revenues:
    Operating income                                                   28.1 %                   31.3 %                   31.1 %
    EBITDA                                                             35.7 %                   38.7 %                   39.0 %

Capital expenditures                                             $     33,454     114.0 % $     15,632    (33.5)% $      23,491

Business acquisitions and other
     additions to long-lived assets                              $        218             $      3,000            $       1,700


The Company's average audience share has declined in recent years due to the creation of new networks and increases in the audience share of alternative service providers such as cable television and direct broadcast satellite systems. Technological advancement in interactive media services will further increase these competitive pressures.

The demand for local and national advertising declined sharply for most of the Company's television stations in the second half of 1998. The decline was due to a number of factors, including:
    Softness in automobile advertising that has continued since the General Motors strike.

    The negative effects that mergers and reorganizations in the telecommunications, grocery, financial and packaged goods industries are having on advertising.

    Reduced audiences for ABC network programs that precede the late news in the Company's six largest television markets.

Increased political advertising softened the effect the decline in demand had on year-over-year revenue comparisons. Advertising revenues in the first quarter of 1999 are expected to be flat compared to the first quarter of 1998.

National television networks have expressed their intention to reduce the amount of compensation paid to affiliated stations, or to have affiliated stations share in the cost of popular programs such as "ER". The Company received network compensation of $16,000,000 in 1998, $15,600,000 in 1997 and $14,300,000 in 1996. Network
compensation is expected to be approximately $15,000,000 in 1999.

Staffing levels were reduced in 1998 in response to the advertising weakness. Employee compensation and benefits are expected to increase approximately 5% in 1999 as the Company expects to hire additional employees to improve the stations' Internet sites and to attract additional advertising on those sites. The 1998 increase in program costs is primarily due to the higher cost of "The Rosie
O'Donnell Show," which is carried by five stations.
Program costs are expected to increase approximately 2% in 1999.

The increase in capital expenditures is primarily due to the construction of a new building for the Phoenix station. Capital expenditures in 1999 are expected to be approximately $35,000,000, including a new building for the West Palm Beach station. Depreciation and amortization in 1999 is expected to increase approximately
15%.


CATEGORY TELEVISION - Operating results were as follows:

( in thousands )
                                                                                   For the years ended December 31,
                                                                      1998      Change         1997      Change        1996

Operating revenues:
     Advertising                                                 $     96,271     156.9 % $     37,473    138.4 % $      15,717
     Affiliate fees                                                    38,063      93.1 %       19,711    183.9 %         6,943
     Program production                                                10,872      38.0 %        7,878      2.9 %         7,658
     Other                                                              3,435      97.5 %        1,739     37.9 %         1,261

Total operating revenues                                              148,641     122.5 %       66,801    111.5 %        31,579

Operating expenses:
     Employee compensation and benefits                                33,550      80.9 %       18,545     81.9 %        10,195
     Programming and production costs                                  51,211      84.2 %       27,802     33.0 %        20,911
     Other                                                             58,238     100.6 %       29,034     94.5 %        14,931
     Depreciation and amortization                                     12,277     134.7 %        5,231     72.2 %         3,037

Total operating expenses                                              155,276      92.6 %       80,612     64.3 %        49,074

Operating income (loss)                                          $    (6,635)             $   (13,811)            $    (17,495)

Other Financial and Statistical Data:

EBITDA                                                           $      5,642             $    (8,580)            $    (14,458)

Capital expenditures                                             $      7,936      38.2 % $      5,742    105.1 % $       2,800

Business acquisitions and other
     additions to long-lived assets                              $     17,431             $    179,354            $      44,000


The October 1997 acquisition of Food Network provided approximately 40% of the increase in operating revenues in 1998 and 20% of the increase in 1997. On a pro forma basis, assuming Food Network was owned for the full three-year period, operating revenues increased 77% in 1998 and 86% in 1997. The increase in advertising and affiliate fee revenues is primarily due to the increase in cable television systems that carry HGTV and Food Network and, therefore, the increase in potential audience. According to the Nielsen Homevideo Index, HGTV was telecast to 48.4 million homes in December 1998, 36.1 million homes in December 1997, and 25.2 million homes in December 1996.
Food Network was telecast to 37.1 million homes in December 1998, 29.1 million homes in December 1997, and 19.1 million homes in December 1996.

HGTV and Food Network are transmitted via satellite to cable television and direct broadcast satellite systems. Because of limited channel capacity, cable television system operators have been able to demand payments or equity interests in cable television programming networks in exchange for long-term agreements to distribute the networks. Food Network provided equity interests to cable television systems that launched it in 1993, and since their launch, HGTV and Food Network have committed to pay distribution fees totaling $110,000,000 to other cable television and direct broadcast satellite systems in exchange for long-term distribution contracts. The amounts of distribution fees received by systems depended upon several factors, including the numbers of subscribers, the terms of the agreements and the amounts of affiliate fees the systems agreed to pay to HGTV and Food Network. Distribution fee payments were generally due when the systems launched the network or over the terms of the distribution agreements. Unpaid distribution fees totaled $52,400,000 at December 31, 1998.

Management believes the popularity of HGTV and Food Network, which consistently rank among the favorite channels of cable television subscribers, will enable the Company to renew its existing distribution agreements and to obtain additional distribution. Additional distribution fees may be required to expand distribution of the networks.

Distribution fees are amortized based upon the percentage of the current period's affiliate fee revenue to the estimated total of such revenue over the lives of the contracts, or, for contracts that do not provide for affiliate fee revenue, on a straight-line basis. Amortization of prepaid distribution fees (included in other operating expenses) was approximately $15,700,000 in 1998, $9,400,000 in 1997, and
$1,600,000 in 1996. Unamortized distribution fees total $62,000,000 at December 31, 1998. Amortization in 1999 is expected to be approximately $22,000,000.

Capital expenditures in 1999 are expected to be approximately $20,000,000. Depreciation and amortization is expected to increase approximately 18%.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operating segments. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments. Cash flows provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used primarily to invest in the category television segment, to fund corporate expenditures, or to invest in new businesses. Management expects total cash flow from continuing operating activities in 1999 will be sufficient to meet the Company's expected total capital expenditures, required interest payments and dividend payments. Total capital expenditures in 1999 are expected to be approximately $80,000,000. The Company expects to extend the $400,000,000 one-year-term portion of its variable rate credit facility, or to refinance the borrowings under that line.

Cash flow provided by continuing operating activities was $237,000,000 in 1998, $196,000,000 in 1997 and $176,000,000
in 1996. The increases in cash flow provided by continuing operating activities were primarily due to improvements in EBITDA. Cash flow provided by operating activities in 1998 was used for capital expenditures of $67,000,000, dividend payments of $46,600,000 and to repurchase 2,402,100 Class A
Common Shares for $108,000,000. The Board of Directors has authorized the purchase of an additional 2,976,900 Class A
Common Shares.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $21,100,000 during 1998 to $749,000,000. At December 31, 1998, net debt was 41% of total capitalization. Management believes the Company's cash and cash equivalents, short-term investments and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and expansion of existing businesses and the development or acquisition of new businesses.



MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. See "NEWSPAPERS". The Company is also exposed to changes in the market value of its investments.

In the normal course of business, the Company employs foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen. The contracts reduce the risk of changes in the exchange rate for Japanese yen on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The Company employs off-balance-sheet financial instruments, such as forward contracts, to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. As market conditions warrant, the Company enters into foreign currency and newsprint forward contracts only to hedge its anticipated transactions for, at most, the ensuing year. The impact of any reasonably possible change in the values of these derivative financial instruments on the Company's financial position, its results of operations, and its cash flows is immaterial. The Company held no foreign currency or newsprint forward contracts at December 31, 1998.

The Company manages interest-rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments. The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )
                                                                 As of December 31, 1998              As of December 31, 1997
                                                                 Cost or       Estimated               Cost or       Estimated
                                                                Carrying         Fair                 Carrying          Fair
                                                                  Value          Value                  Value          Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities                         $     567,561  $     567,561          $     541,459  $     541,459
     $100 million, 6.625% note, due in 2007                         99,872        104,556                 99,858        101,297
     $100 million, 6.375% note, due in 2002                         99,925        102,397                 99,906        100,440
     $30 million, 7.375% notes, due in 1998                                                               29,754         30,289
     Other notes                                                     2,077          1,586                  2,129          1,615

     Total long-term debt                                          769,435        776,100                773,106        775,100
     Program rights payable                                         52,125         48,800                 45,856         42,800
     Short-term investments                                         20,551         20,551                  3,105          3,105

Financial instruments subject to market value risk:
     Time Warner common stock (1,344,000 shares)             $      27,816  $      83,446          $      27,816  $      41,681
     Other available-for-sale securities                             1,050          5,286                  1,738          5,420
     Venture capital and other investments                          36,899           (a)                  30,060           (a)

       (a)  Investments classified as venture capital and other investments do not trade in public markets, so they do not have readily determinable fair values.


The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in one year, and the other limited to $300,000,000 principal amount maturing in five years. The
Variable Rate Credit Facilities are used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rate on borrowings under the Variable Rate Credit
Facilities at December 31 was 5.25% in 1998 and 5.85% in
1997.

The Company does not hold financial instruments for trading or speculative purposes, and does not hold leveraged contracts.



YEAR 2000 READINESS

Items disclosed herein constitute "Y2000 Readiness
Disclosures" under the Year 2000 Information and Readiness
Disclosure Act.

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

Identification and Assessment of Y2K Issues
The identification and assessment phase, which is substantially complete, included a comprehensive inventory of internally developed computer applications, computer applications and computer hardware purchased or licensed from third parties (which includes the majority of the Company's computer software applications), and other equipment with embedded chips. The inventoried applications and equipment were evaluated to identify Y2K issues. Y2K issues were identified based upon review of applications and equipment by the Company and/or communication with the vendor. This phase also included an assessment of the impact of failing to remediate identified Y2K issues on the Company's business operations, results of operations, and financial condition. Based upon the identification of Y2K issues and assessment of the effect of those issues, each of the computer applications and items of equipment with embedded chips were assigned to one of the following categories:
1) applications and equipment with Y2K issues that, if they were to fail, would seriously impair the Company's ability to operate its business, 2) applications and equipment with Y2K issues for which the Company has feasible alternatives, 3) applications and equipment found to be Y2K compliant or certified Y2K compliant by the vendor, and
4) noncompliant applications and equipment that will have little or no effect on business operations. The term "Y2K compliant" as used throughout this document means that the relevant hardware, software, embedded chips or interfaces specifically referenced herein will correctly process, provide and receive date data within and between the 20th and 21st centuries.
The Company has created a central data base identifying all inventoried applications and equipment, Y2K issues identified, the priority of remediation based upon the perceived business risk, the probable method of remediation (upgrade or replace), and targeted remediation completion date. As of February 1, 1999, approximately
20% of the Company's applications were classified in the highest priority, 15% in the second priority, and approximately 55% of applications have been found to be Y2K-compliant.

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

Newspapers
The Company uses a variety of newspaper circulation, advertising and editorial computer systems in the production of its newspapers. The Company began replacing most of its internally developed software with applications developed by third-party software vendors and upgrading other applications several years ago. Many of these systems have been installed and implemented.
Vendors have either certified their applications to be Y2K compliant or have Y2K-compliant upgrades currently available. Remediation of noncompliant systems is expected to be completed through early third quarter of 1999, with most upgrades and replacements being completed in the first quarter of 1999.

Equipment and applications used in producing, printing, sorting and distributing newspapers use software or embedded chips that are not Y2K compliant. Management has determined that in many instances this equipment is not date dependent and the internal calendars can be set back to an earlier year without affecting the operation of the equipment. Other equipment and software will have to be upgraded or replaced.

Management anticipates increasing its newspaper inventories in the latter part of 1999 to mitigate the effect of any temporary disruption in the delivery of newsprint or any disruption in the operation of newsprint mills.

The Company's Cincinnati, Birmingham and Albuquerque newspapers operate under joint operating agreements
("JOAs") whereby the Company receives a portion of the JOA profits from the managing party. The Company has discussed Y2K issues with the managing parties to ensure the managing parties are addressing their Y2K issues.
The Company's share of JOA profits could be adversely affected if those managing parties experience a significant disruption in business operations; however management believes the possibility of a significant disruption is unlikely.

Broadcast Television
The Company receives network and syndicated programming via satellite. The Company's receipt of that programming is dependent upon the broadcast networks and program syndicators resolving their Y2K issues. NBC has scheduled
Y2K testing of its affiliate network. The Company expects to perform similar testing with ABC. Management does not anticipate any disruption in receiving programming from the broadcast networks or syndicators, but in the event of such a disruption the Company has alternative programming available.

The Company uses advertising inventory management software to manage, schedule and bill advertising in each of the Company's broadcast television markets. This software is licensed from two different vendors. One of the systems, used in three of the Company's markets, has been certified by the vendor to be Y2K compliant. The other system must be upgraded. The vendor has informed the Company that a Y2K compliant version of its software will be available in the early part of the second quarter of 1999. Management expects to complete installation of the upgrades by the end of the second quarter of 1999.

The insertion of advertising into program breaks is automated by computer-controlled equipment. This equipment has been found to be noncompliant and must be upgraded or replaced. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can be performed manually.

The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. Although much of this equipment includes embedded chips, the Company believes the equipment will continue to function after 1999. The Company is currently testing this equipment.
If such testing indicates that Y2K issues affect the operation of the equipment, the necessary upgrades or replacements would be installed by the second quarter of 1999.

Category Television
The Company uses advertising inventory management software to manage, schedule and bill advertising. Some of these systems are currently Y2K compliant. Y2K compliant versions of remaining software applications will be installed by the end of the first quarter of 1999.

The insertion of advertising into program breaks is automated by computer-controlled equipment. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can be performed manually.

The Company transmits its network programming to cable television and direct broadcast satellite systems via satellite. Management has determined that certain equipment, while noncompliant, will continue to function after 1999, therefore it does not need to be upgraded or replaced. Noncompliant equipment that could affect the production and transmission of a signal is scheduled to be upgraded or replaced by the end of the second quarter of 1999.

Management believes the satellites used in transmitting the Company's networks are Y2K compliant and expects to receive written assurances to that effect. However, the Company understands that headend equipment controlling set-top boxes for virtually all cable television subscribers is presently not Y2K compliant. Management believes that failure of this equipment could potentially prevent cable television systems from delivering the Company's programming to viewers. Management understands that equipment and set-top box manufacturers have recently developed solutions that cable television systems have begun to install in their headend equipment. Management anticipates that this issue will be remediated, but that process is not within the Company's control.

Testing of Upgrades and Replacements
The Company's Y2K remediation program includes testing of applications and equipment identified by the Company as compliant or certified as compliant by the vendor. The
Company's program also includes testing of upgrades and replacements during installation and upon completion.
Testing includes the use of dates that simulate transactions and environments, both before and after the year 2000, including leap year. While that testing provides assurance that the upgrades and replacements installed by the Company perform as designed, it is not possible for the Company to completely simulate the effect of the year 2000 when testing the Company's systems, and certain embedded chips cannot be tested.

Costs of Y2K Remediation Program
Costs of the Company's Y2K remediation program, including those incurred to date, are expected to total less than $10,000,000. The majority of these costs would have been incurred regardless of the Y2K issue, although the Y2K issue has slightly accelerated the Company's plans to replace certain equipment and computer software.
Management believes the acceleration of these projects has not resulted in the deferral of other information technology projects that would have a material effect on the Company's results of operations or financial condition.

Risks of Y2K Issues and Contingency Plans
Like all large companies, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking, telephony and electric power.
Management has attempted to ensure that the third parties upon which the Company relies are addressing their Y2K issues, but management has no direct knowledge of those issues and cannot estimate the costs to the Company if such issues are not remedied. Management believes the possibility of failure of these critical third party systems is unlikely.

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

Management believes it has an effective program to resolve the Y2K issue in a timely manner and that its Y2K issues will be remediated. Based upon assessment of its internal systems and the status of its Y2K remediation efforts, management does not expect the Y2K issue to pose significant problems for the Company's operations or to have a material effect on the Company's results of operations or financial condition. However, if the Company is unable to complete its Y2K remediation program, or if its Y2K remediation program does not fully remediate the effects of the Y2K issue, or if third parties fail to remediate their own Y2K issues, the Company could experience a material disruption in its business operations. In addition, disruptions in the general economy as a result of the Y2K issue could lead to a reduction of advertising spending which could adversely affect the Company.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies ("Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and comprehensive income and stockholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 22, 1999

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                  As of December 31,
                                                                                              1998                 1997
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         14,400     $         14,316
     Short-term investments                                                                      20,551                3,105
     Accounts and notes receivable (less allowances - 1998, $7,322; 1997, $6,305)               217,810              218,990
     Program rights and production costs                                                         68,870               62,065
     Prepaid distribution fees                                                                   18,729               15,240
     Inventories                                                                                 15,009               13,685
     Deferred income taxes                                                                       24,140               21,630
     Miscellaneous                                                                               27,824               24,707
     Total current assets                                                                       407,333              373,738

Investments                                                                                     140,788               84,645

Property, Plant and Equipment                                                                   478,703              480,000

Goodwill and Other Intangible Assets                                                          1,193,257            1,244,442

Other Assets:
     Program rights and production costs (less current portion)                                  50,763               38,659
     Prepaid distribution fees (less current portion)                                            43,204               46,479
     Miscellaneous                                                                               31,064               18,520
     Total other assets                                                                         125,031              103,658

TOTAL ASSETS                                                                           $      2,345,112     $      2,286,483

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                              1998                 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $        267,601     $        171,254
    Accounts payable                                                                            101,433               88,789
    Customer deposits and unearned revenue                                                       36,234               38,830
    Accrued liabilities:
        Employee compensation and benefits                                                       40,807               43,025
        Distribution fees                                                                        35,520               38,827
        Miscellaneous                                                                            50,896               54,600
    Total current liabilities                                                                   532,491              435,325

Deferred Income Taxes                                                                           115,634               88,051

Long-Term Debt (less current portion)                                                           501,834              601,852

Other Long-Term Obligations and Minority Interests (less current portion)                       126,421              112,293

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 1998 -  59,324,967 shares; 1997 - 61,296,157 shares                          593                  613
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  1998 - 19,218,913 shares; 1997 - 19,333,711 shares                        192                  193
    Total                                                                                           785                  806
    Additional paid-in capital                                                                  161,878              259,739
    Retained earnings                                                                           870,315              782,329
    Unrealized gains on securities available for sale                                            38,904               11,397
    Foreign currency translation adjustment                                                         581                  293
    Unvested restricted stock awards                                                            (3,731)              (5,602)
    Total stockholders' equity                                                                1,068,732            1,048,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      2,345,112     $      2,286,483

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                 For the years ended December 31,
                                                                          1998                  1997                1996

Operating Revenues:
    Advertising                                                    $      1,093,890  $               916,661 $        822,758
    Circulation                                                             153,788                  135,582          130,092
    Licensing                                                                62,260                   56,813           53,672
    Joint operating agency distributions                                     48,278                   48,977           43,279
    Affiliate fees                                                           38,063                   19,711            6,943
    Program production                                                       10,872                   18,950           29,080
    Other                                                                    47,404                   45,263           36,034
    Total operating revenues                                              1,454,555                1,241,957        1,121,858

Operating Expenses:
    Employee compensation and benefits                                      454,486                  398,746          360,697
    Newsprint and ink                                                       148,069                  123,508          123,390
    Program, production and copyright costs                                 107,646                   86,468           88,990
    Other operating expenses                                                364,465                  304,805          273,553
    Depreciation                                                             63,722                   54,085           49,528
    Amortization of intangible assets                                        40,123                   23,521           19,849
    Total operating expenses                                              1,178,511                  991,133          916,007

Operating Income                                                            276,044                  250,824          205,851

Other Credits (Charges):
    Interest expense                                                       (47,108)                 (18,543)          (9,629)
    Net gains and unusual items                                                                       44,894           21,531
    Miscellaneous, net                                                          226                    3,126            1,834
    Net other credits (charges)                                            (46,882)                   29,477           13,736

Income from Continuing Operations
    Before Taxes and Minority Interests                                     229,162                  280,301          219,587
Provision for Income Taxes                                                   93,075                  117,510           86,011

Income from Continuing Operations
    Before Minority Interests                                               136,087                  162,791          133,576
Minority Interests                                                            4,873                    5,089            3,436

Income From Continuing Operations                                           131,214                  157,702          130,140
Discontinued Operation - Scripps Cable:
     Income from operations                                                                                            39,514
     Costs of Cable Transaction                                                                                      (12,251)

Net Income                                                         $        131,214  $               157,702 $        157,403



Per Share of Common Stock - Basic:
    Income from continuing operations                                         $1.65                    $1.96            $1.62

    Net income                                                                $1.65                    $1.96            $1.96

Per Share of Common Stock - Diluted:
    Income from continuing operations                                         $1.62                    $1.93            $1.61

    Net income                                                                $1.62                    $1.93            $1.95

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except share data )
                                                                                  For the years ended December 31,
                                                                          1998                  1997                1996

Cash Flows from Operating Activities:
Income from continuing operations                                  $        131,214  $               157,702 $        130,140
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                         103,845                   77,606           69,377
      Deferred income taxes                                                  10,268                   28,865           13,650
      Minority interests in income of subsidiary companies                    4,873                    5,089            3,436
      Net gains and unusual items                                                                   (44,894)         (21,367)
      Prepaid distribution fee amortization greater (less) than
         payments                                                           (6,610)                 (12,411)          (8,345)
      Program cost amortization greater (less) than payments               (17,431)                  (7,591)         (12,188)
      Other changes in certain working capital accounts, net                  2,682                 (17,630)          (6,890)
      Miscellaneous, net                                                      7,775                    9,493            8,411
Net cash provided by continuing operating activities                        236,616                  196,229          176,224
Discontinued Operation - Scripps Cable:
      Income                                                                                                           27,263
      Adjustment to derive cash flows from operating activities                                                        37,830
      Net cash provided by Scripps Cable operating activities                                                          65,093
Net operating activities                                                    236,616                  196,229          241,317

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                 (66,969)                 (56,620)         (53,300)
Purchase of subsidiary companies and long-term investments                 (26,034)                (748,485)        (127,749)
Change in short-term investments, net                                      (17,446)                    2,700           22,313
Sale of subsidiary companies and long-term investments                       32,389                   29,339           11,650
Miscellaneous, net                                                          (4,755)                  (1,492)            1,057
Net cash used in continuing operations investing activities                (82,815)                (774,558)        (146,029)
Net cash used in Scripps Cable investing activities                                                                 (119,575)
Net investing activities                                                   (82,815)                (774,558)        (265,604)

Cash Flows from Financing Activities:
New debt                                                                                             741,216          100,000
Payments on long-term debt                                                  (3,800)                 (90,046)         (59,042)
Dividends paid                                                             (43,228)                 (42,064)         (41,840)
Dividends paid to minority interests                                        (3,343)                  (3,950)          (2,697)
Repurchase and retirement of Class A Common Shares                        (108,421)                 (25,694)
Miscellaneous, net (primarily exercise of stock options)                      5,075                    3,038            8,615
Net cash provided by (used in) continuing operations
   financing activities                                                   (153,717)                  582,500            5,036
Net cash used in Scripps Cable financing activities                                                                     (625)
Net financing activities                                                  (153,717)                  582,500            4,411

Increase (Decrease) in Cash and Cash Equivalents                                 84                    4,171         (19,876)

Cash and Cash Equivalents:
Beginning of year                                                            14,316                   10,145           30,021
End of year                                                        $         14,400  $                14,316 $         10,145

Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                    $         46,300  $                19,343 $         10,006
   Income taxes paid                                                         76,237                   86,599           66,320
   Monterey and San Luis Obispo newspapers traded for
      Boulder newspaper                                                                               50,000
   Cable Transaction (at book value; fair market
      value was $1,590,000)                                                                                           355,694

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY
( in thousands, except share data )                                                      Accumulated     Unvested
                                                                   Additional               Other       Restricted      Total
                                                        Common     Paid-in     Retained  Comprehensive    Stock     Stockholders'
                                                         Stock     Capital     Earnings     Income        Awards        Equity

Balances at December 31, 1995                         $      801 $    254,063 $   916,602 $     21,533 $   (1,573) $   1,191,426
Comprehensive income
     Net income                                                                   157,403                                157,403
     Unrealized gains, net of deferred tax of $2,327                                             4,320                     4,320
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of ($13,867)                                       (25,753)                  (25,753)
     Increase in unrealized gains on securities                                               (21,433)                  (21,433)
     Foreign currency translation adjustments                                                    (250)                     (250)
     Total                                                                        157,403     (21,683)                   135,720
Dividends:  declared and paid - $.52 per share                                   (41,840)                               (41,840)
Cable Transaction (at book value)                                               (355,694)                              (355,694)
Convert 507,991 Voting Shares to Class A Shares
Compensation plans, net:  707,200 shares
    issued; 7,359 shares repurchased                           7       16,068                              (3,668)        12,407
Tax benefits of compensation plans                                      2,572                                              2,572
As of December 31, 1996                                      808      272,703     676,471        (150)     (5,241)       944,591
Comprehensive income
     Net income                                                                   157,702                                157,702
     Unrealized gains, net of deferred tax of $6,521                                            12,110                    12,110
     Foreign currency translation adjustments                                                    (270)                     (270)
     Total                                                                        157,702       11,840                   169,542
Dividends:  declared and paid - $.52 per share                                   (42,064)                               (42,064)
Adjustment to Cable Transaction                                                   (9,780)                                (9,780)
Convert 136,671 Voting Shares to Class A Shares
Repurchase 621,000 Class A Common Shares                     (7)     (25,687)                                           (25,694)
Compensation plans, net:  529,475 shares
    issued; 42,229 shares repurchased                          5        8,038                                (361)         7,682
Tax benefits of compensation plans                                      4,685                                              4,685
As of December 31, 1997                                      806      259,739     782,329       11,690     (5,602)     1,048,962
Comprehensive income:
     Net income                                                                   131,214                                131,214
     Unrealized gains, net of deferred tax of $15,080                                           28,006                    28,006
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of ($268)                                             (499)                     (499)
     Increase in unrealized gains on securities                                                 27,507                    27,507
     Foreign currency translation adjustments                                                      288                       288
     Total                                                                        131,214       27,795                   159,009
Dividends:  declared and paid - $.54 per share                                   (43,228)                               (43,228)
Convert 114,798 Voting Shares to Class A Shares
Repurchase 2,402,100 Class A Common Shares                  (24)    (108,397)                                          (108,421)
Compensation plans, net:  345,053 shares issued;
    1,500 shares forfeited; 27,441 shares repurchased          3        6,536                                1,871         8,410
Tax benefits of compensation plans                                      4,000                                              4,000

As of December 31, 1998                               $      785 $    161,878 $   870,315 $     39,485 $   (3,731) $   1,068,732

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 19 daily newspapers in the U.S. The newspaper segment primarily derives revenue from the sale of advertising space to local and national advertisers and from the sale of the newspaper to readers. The broadcast television segment includes nine network-affiliated stations. Television stations derive revenue from the sale of advertising time to local and national advertisers and receive compensation for broadcasting network programming. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), Scripps Productions, and the Company's 12% interest in FOX Sports South, a regional cable television network. Revenues are primarily derived from the sale of advertising time and from affiliate fees paid by cable television and direct broadcast satellite systems which distribute the networks. Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics and publication of independent telephone directories. The relative importance of each line of business to continuing operations is indicated in the segment information presented in Note 12.

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

Cable Transaction - The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") on November 13, 1996 ("Cable Transaction") through a merger whereby the Company's shareholders received, tax-free, a total of 93 million shares of Comcast's Class A Special Common Stock. The aggregate market value of the Comcast shares was $1,593,000,000 ($19.83 per share of the Company) and the net book value of Scripps Cable was $356,000,000, yielding an economic gain of $1,237,000,000 to the Company's shareholders. Despite the economic gain, accounting rules required the Company to record the Cable Transaction as a spin-off, at net book value, of Scripps Cable to the Company's shareholders. Therefore no gain was reflected in the Company's financial statements. Pursuant to the terms of its agreement with Comcast, the Company remained liable for any losses resulting from certain lawsuits, certain other expenses and tax liabilities of Scripps Cable attributable to periods prior to the Cable Transaction (see Notes 4 and 13). In 1997 the Company adjusted its estimate of these liabilities, reducing stockholders' equity by $9,780,000.

Scripps Cable represented an entire business segment, therefore its results are reported as a "discontinued operation" for all periods presented (see Note 15). Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company's financial statements include estimates for such items as income taxes payable and self-insured risks. The Company self insures for employees' medical and disability income benefits, workers' compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $19,900,000 at December 31, 1998. Management does not believe it is likely that its estimates for such items will change materially in the near term.

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

    Royalties from merchandise licensing are recognized as the licensee sells products. Royalties from promotional licensing are recognized over the lives of the licensing agreements.

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

Production costs primarily represent costs incurred in the production of programming for internal use. Programs produced for internal use are amortized over the estimated useful life of the program. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset. Program and production costs are stated at the lower of unamortized cost or fair value.

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other long-term obligations. The following table presents additional information about these liabilities:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1998                 1997

Liabilities for programs available for broadcast:
     Carrying amount                                                                   $         52,125     $         45,856
     Fair value                                                                                  48,800               42,800


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

Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. The
Company's temporary differences primarily result from accelerated depreciation and amortization for tax purposes, investment gains and losses not yet recognized for tax purposes and accrued expenses not deductible for tax purposes until paid.

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

Newspaper Joint Operating Agencies - The Company is currently a party to newspaper joint operating agencies
("JOAs") in three markets. A JOA combines all but the editorial operations of two competing newspapers in a market. The managing party distributes a portion of JOA profits to the other party. Each of these three JOAs is managed by the other party.

The Company includes its portion of these JOA operating profits in operating revenues but does not include any assets or liabilities because the Company has no residual interest in the net assets.

A JOA in Evansville, Indiana, which was managed by the Company, expired in 1998 and was not renewed. The Company included the full amount of this JOAs assets and liabilities, and revenues earned and expenses incurred in the operation of the JOA, in the consolidated financial statements. Distributions of JOA operating profits to the other party were included in other operating expenses. The Company continues to operate its newspaper in Evansville. A JOA in El Paso, Texas, which was managed by the other party, was terminated in 1997 (see Note 2).

Inventories - Inventories are stated at the lower of cost or market. The cost of newsprint included in inventory is computed using the last in, first out ("LIFO") method. At December 31 newsprint inventories were approximately 67% of total inventories in 1998 and 64% in 1997. The cost of other inventories is computed using the first in, first out ("FIFO") method. Inventories would have been $1,500,000 and $1,400,000 higher at December 31, 1998 and 1997 if FIFO (which approximates current cost) had been used to compute the cost of newsprint.

Postemployment Benefits - Retiree health benefits are recognized during the years that employees render service.
Other postemployment benefits, such as disability-related benefits and severance, are recognized when the costs of such benefits are incurred.

Stock-Based Compensation - The Company's incentive plans provide for the awarding of options to purchase Class A Common Shares and awards of Class A Common Shares to certain employees of the Company. Stock options are awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common Shares vest over an incentive period conditioned upon the individual's employment through that period. The Company measures compensation expense using the intrinsic-value-based method (see Note 14).

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

Risk Management Contracts - In the normal course of business the Company employs foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. The contracts reduce the risk of changes in the exchange rate for Japanese yen on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. Such contracts are recorded at fair value in the Consolidated Balance Sheets and gains or losses are recognized in income as changes occur in the exchange rate for the Japanese yen. The Company also employs off-balance-sheet financial instruments, such as forward contracts, to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. Gains or losses on the contracts are deferred and charged to newsprint and ink expense as the newsprint is consumed.

As market conditions warrant, the Company enters into foreign currency and newsprint forward contracts only to hedge its anticipated transactions for, at most, the ensuing year. The Company held no derivative financial instruments at December 31, 1998. The Company does not hold derivative financial instruments for trading or speculative purposes, and does not hold leveraged contracts. The impact of risk management activities on the Company's financial position, its results of operations, and its cash flows is immaterial.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                                    For the years ended December 31,
                                                                          1998                  1997                1996

Basic weighted-average shares outstanding                                    79,715                   80,500           80,230

Effect of dilutive securities:
     Unvested restricted stock held by employees                                197                      214               99
     Stock options held by employees                                          1,009                      931              512

Diluted weighted-average shares outstanding                                  80,921                   81,645           80,841


Recently Issued Accounting Standards - The Financial Accounting Standards Board issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. As market conditions warrant, the Company uses foreign currency forward and option contracts to reduce the risk of changes in the exchange rate for the Japanese yen on the Company's anticipated net licensing receipts and forward contracts to reduce the risk of changes in the price of newsprint on anticipated purchases. The new standard, which must be adopted by January 1, 2000, will not have a material effect on the Company's reported financial position or results of operations. Foreign currency forward and option contracts, when used, are currently recognized at fair value, however changes in the fair value of such contracts, which under current accounting rules are recognized immediately, will be initially reported as a separate component of comprehensive income and reclassified into earnings when the related licensing revenue is earned. Newsprint forward contracts, when used, are not recorded in the Company's balance sheet and gains and losses are deferred and recognized in income as the newsprint is consumed. Under the new standard newsprint forward contracts will be recorded at fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed.

Reclassifications - For comparative purposes, certain 1997
and 1996 amounts have been reclassified to conform to 1998 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1997 - In October the Company acquired the newspaper and
       broadcast operations of Harte-Hanks Communications ("Harte-Hanks") for $775,000,000, plus working capital, in cash. The Harte-Hanks newspaper operations ("HHC Newspaper Operations") included daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network
       and approximately $75,000,000 in cash.   In August the
       Company traded its daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

1996 - In May the Company acquired the Vero Beach,
       Florida, daily newspaper.

The following table presents additional information about the acquisitions:

   ( in thousands )
                                                                                                         For the years ended
                                                                                                             December 31,
                                                                                                         1997          1996

   Goodwill and other intangible assets acquired                                                     $    688,102  $    110,967
   Other assets acquired (primarily property, equipment and program costs)                                108,278        10,900
   Total                                                                                                  796,380       121,867
   Fair value of Monterey and San Luis Obispo daily newspapers                                           (50,000)
   Liabilities assumed                                                                                   (26,700)       (1,794)

   Cash paid                                                                                         $    719,680  $    120,073


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

   ( in thousands, except per share data )
                                                                                                        For the years ended
                                                                                                             December 31,
                                                                                                         1997          1996

   Operating revenues                                                                                $  1,350,096  $  1,253,798
   Income from continuing operations                                                                      124,965       100,704
   Net income                                                                                             124,965       127,967

   Per share of common stock - basic:
        Income from continuing operations                                                                   $1.55         $1.26
        Net income                                                                                           1.55          1.60

   Per share of common stock - diluted:
        Income from continuing operations                                                                   $1.53         $1.25
        Net income                                                                                           1.53          1.58

Divestitures

1998 - The Company sold Scripps Howard Productions, its program television production operation based in Los Angeles, and the Dallas Community newspapers, including the Plano daily newspaper. No material gain or loss was realized on either divestiture as proceeds approximated the book value of the net assets sold.

1997 - The Company traded its Monterey and San Luis
       Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the JOA and ceased operations of its newspaper in El Paso, Texas, on October 11. The JOA termination and the trade resulted in gains totaling $47,600,000, $26,200,000 after-tax ($.32 per share on a diluted basis).

Included in the consolidated financial statements were the following results of divested operating units (excluding gains on sales):


   ( in thousands, except per share data )
                                                                                         For the years ended December 31,
                                                                                           1998          1997          1996

   Operating revenues                                                                  $     14,206  $     41,154  $     61,795
   Operating income (loss)                                                                    (481)       (1,217)         2,994


3.  UNUSUAL CREDITS AND CHARGES

In addition to the gains on divested operations, unusual items that affected the comparability of the Company's results of operations included the following:

1997 - Write-down of certain investments to estimated realizable value, resulting in a loss of $2,700,000, $1,700,000 after tax, $.02 per share on a diluted basis.

1996 - A $4,000,000 operating charge for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA. The charge reduced income from continuing operations by $2,600,000, $.03 per share on a diluted basis.

       Net gains that increased income from continuing operations by $24,300,000, $.30 per share on a diluted basis.
       A pre-tax gain of $40,000,000 was recognized on the Company's investment in Turner Broadcasting Systems when Turner was merged into Time Warner, and a $3,000,000 investment in Patient Education Media, Inc., was written off.

       Contribution of 375,000 shares of Time Warner stock to Scripps Howard Foundation, a private charitable foundation. The contribution reduced pre-tax income by $15,500,000 and income from continuing operations by $5,200,000, $.07 per share on a diluted basis.

4.  INCOME TAXES

In 1997 the Company reached an agreement with the Internal Revenue Service ("IRS") to settle the audit of its 1988 through 1991 consolidated federal income tax returns. The settlement did not result in an adjustment to the Company's tax liability for prior years. Pursuant to the terms of its agreement with Comcast, the Company remains liable for all tax liabilities of Scripps Cable attributable to periods prior to completion of the Cable Transaction. The Company's 1992 through 1995 consolidated federal income tax returns are currently under examination by the IRS. Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities
(assets) were as follows:

( in thousands )
                                                                                                   As of December 31,
                                                                                              1998                 1997

Accelerated depreciation and amortization                                              $        106,725     $         91,573
Investments, primarily gains and losses not yet recognized for tax                               26,052               13,258
Accrued expenses not deductible until paid                                                     (12,110)             (13,323)
Deferred compensation and retiree benefits not deductible until paid                           (19,969)             (17,028)
Other temporary differences, net                                                                (6,417)              (4,997)

Total                                                                                            94,281               69,483
State net operating loss carryforwards                                                          (9,790)              (9,576)
Valuation allowance for state deferred tax assets                                                 7,003                6,514

Net deferred tax liability                                                             $         91,494     $         66,421


The Company's state net operating loss carryforwards expire from 1999 through 2018. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance.

The provision for income taxes consisted of the following:

( in thousands )
                                                                                   For the years ended December 31,
                                                                          1998                  1997                1996

Current:
     Federal                                                       $         62,730  $                68,600 $         55,897
     State and local                                                         12,028                   14,275            9,814
     Foreign                                                                  3,878                    4,314            4,078

Total current                                                                78,636                   87,189           69,789

Deferred:
     Federal                                                                 23,538                   31,100            1,937
     Other                                                                    1,542                    3,432              173

Total deferred                                                               25,080                   34,532            2,110

Total income taxes                                                          103,716                  121,721           71,899
Income taxes allocated to stockholders' equity                             (10,641)                  (4,211)           14,112

Provision for income taxes                                         $         93,075  $               117,510 $         86,011

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:



                                                                                     For the years ended December 31,
                                                                          1998                  1997                1996

Statutory rate                                                                35.0 %                   35.0 %            35.0 %
Effect of:
     State and local income taxes                                               3.8                      4.1              2.9
     Amortization of nondeductible goodwill                                     1.6                      1.8              1.8
     Charitable contributions of appreciated investments                                                                (2.2)
     Miscellaneous                                                              0.2                      1.0              1.7

Effective income tax rate                                                     40.6 %                   41.9 %            39.2 %



5.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )
                                                                                                   As of December 31,
                                                                                              1998                 1997

Variable rate credit facilities                                                        $        567,561     $        541,459
$100 million, 6.625% note, due in 2007                                                           99,872               99,858
$100 million, 6.375% note, due in 2002                                                           99,925               99,906
$30 million, 7.375% notes, due in 1998                                                                                29,754
Other notes                                                                                       2,077                2,129

Total long-term debt                                                                            769,435              773,106
Current portion of long-term debt                                                               267,601              171,254

Long-term debt (less current portion)                                                  $        501,834     $        601,852


Fair value of long-term debt *                                                         $        776,100     $        775,100


    * Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.


The Company has a Competitive Advance and Revolving Credit Facility Agreement that permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in one year, and the other limited to $300,000,000 principal amount maturing in five years. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rate on the Variable Rate Credit Facilities at December 31 was 5.25% in 1998 and 5.85% in 1997.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness.
The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Interest costs capitalized were $300,000 in 1998, $1,200,000 in 1997 and $700,000 in 1996.

6.  INVESTMENTS

Investments, excluding short-term investments, consisted of the following:

( in thousands, except share data )
                                                                                                   As of December 31,
                                                                                              1998                 1997

Securities available for sale:
     Time Warner common stock (1,344,000 shares)                                       $         83,446     $         41,681
     Other                                                                                        5,286                5,420

Total available-for-sale securities                                                              88,732               47,101
Investments accounted for using the equity method                                                15,157                7,484
Other (primarily venture capital)                                                                36,899               30,060

Total investments                                                                      $        140,788     $         84,645

Unrealized gains on securities available for sale                                      $         59,866     $         17,547


7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
                                                                                                   As of December 31,
                                                                                              1998                 1997

Land and improvements                                                                  $         48,267     $         48,235
Buildings and improvements                                                                      230,985              214,337
Equipment                                                                                       628,004              598,204

Total                                                                                           907,256              860,776
Accumulated depreciation                                                                        428,553              380,776

Net property, plant and equipment                                                      $        478,703     $        480,000

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )
                                                                                                   As of December 31,
                                                                                              1998                 1997

Goodwill                                                                               $      1,182,634     $      1,194,447
Customer lists                                                                                  145,358              145,454
Cable and direct broadcast satellite network affiliation contracts                               18,554               18,554
Licenses and copyrights                                                                          28,221               28,221
Other                                                                                            27,796               29,726

Total                                                                                         1,402,563            1,416,402
Accumulated amortization                                                                        209,306              171,960

Net goodwill and other intangible assets                                               $      1,193,257     $      1,244,442



9.  OTHER LONG-TERM OBLIGATIONS AND MINORITY INTERESTS

Other long-term obligations and minority interests consisted of the following:

( in thousands )
                                                                                                     As of December 31,
                                                                                               1998                 1997

Program rights payable                                                                 $         52,125     $         45,856
Employee compensation and benefits                                                               68,945               59,677
Distribution fees                                                                                52,409               54,347
Minority interests                                                                               10,956               10,537
Other                                                                                            28,787               24,947

Total other long-term obligations and minority interests                                        213,222              195,364
Current portion of other long-term obligations                                                   86,801               83,071

Other long-term obligations and minority interests (less current portion)              $        126,421     $        112,293

10.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1998                  1997                1996
Other changes in certain working capital accounts, net:
     Accounts receivable                                           $             63  $              (22,882) $       (10,630)
     Accounts payable                                                         4,377                  (6,019)            7,467
     Accrued income taxes                                                   (1,950)                  (2,290)              669
     Other accrued liabilities                                              (2,724)                   10,265          (2,988)
     Other, net                                                               2,916                    3,296          (1,408)

     Total                                                         $          2,682  $              (17,630) $        (6,890)

11.  EMPLOYEE BENEFIT PLANS

Retirement plans expense consisted of the following:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1998                  1997                1996

Service cost                                                       $         11,718  $                 9,047 $          8,921
Interest cost                                                                14,757                   14,729           13,605
Actual (return) loss on plan assets, net of expenses                       (35,773)                 (41,665)         (29,737)
Net amortization and deferral                                                17,098                   22,866           14,921

Total for defined benefit plans                                               7,800                    4,977            7,710
Multi-employer plans                                                          1,051                      923            1,054
Defined contribution plans                                                    5,370                    4,585            4,124

Total                                                              $         14,221  $                10,485 $         12,888

The following table presents information about the Company's employee benefit plan assets and obligations:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1998                  1997                1996

Change in benefit obligation
Benefit obligation at beginning of year                            $        236,260  $               203,919 $        206,331
Service cost                                                                 11,718                    9,047            8,921
Interest cost                                                                14,757                   14,729           13,605
Plan amendments                                                                                          280
Actuarial losses (gains)                                                     21,708                   26,218         (12,756)
Acquisitions and divestitures                                                                                           2,300
Benefits paid                                                              (14,950)                 (17,933)         (14,482)
Benefit obligation at end of year                                           269,493                  236,260          203,919

Change in plan assets
Fair value at beginning of year                                             246,811                  220,603          195,667
Actual return on plan assets                                                 35,773                   41,665           29,737
Company contributions                                                           752                    1,868            7,203
Acquisitions and divestitures                                                                            608            2,478
Benefits paid                                                              (14,950)                 (17,933)         (14,482)
Fair value at end of year                                                   268,386                  246,811          220,603

Plan assets greater than (less than) projected benefits                     (1,107)                   10,551           16,684
Unrecognized net loss (gain)                                               (14,732)                 (18,979)         (21,338)
Unrecognized prior service cost                                               4,620                    5,704            6,486
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                           (4,881)                  (6,328)          (7,775)

Net pension asset (liability) recognized in the balance sheet      $       (16,100)  $               (9,052) $        (5,943)


Assumptions used in the accounting for the defined benefit plans were as follows:



                                                                          1998                  1997                1996

Discount rate as of December 31                                                6.5%                     6.5%             7.5%
Expected long-term rate of return on plan assets                               8.5%                     7.5%             8.5%
Rate of increase in compensation levels                                        4.0%                     3.0%             4.0%


The plans' long-term rate of return on assets, net of expenses, has been approximately two percentage points greater than the discount rate. Management believes the discount rate plus two percentage points is the best estimate of the long-term return on plan assets at any point in time. Therefore, when the discount rate changes, management's expectation for the future long-term rate of return on plan assets changes in tandem.

Plan assets consist of marketable equity and fixed-income securities.

The Company has unfunded health and life insurance benefit plans that are provided to certain retired employees. The combined number of 1) active employees eligible for such benefits and 2) retired employees receiving such benefits is less than 5% of the Company's current workforce. The actuarial present value of the projected benefit obligation at December 31 was $8,600,000 in 1998 and $8,200,000 in
1997. The cost of the plan was less than $1,000,000 in each year.

12.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. See Note 1 for descriptive information about the Company's business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company primarily evaluates the operating performance of its segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA"), excluding unusual items. EBITDA also excludes all credits and charges classified as non-operating in the Consolidated Statements of Income.

In 1998 the Company changed its reportable segments to include Scripps Productions in the Category Television operating segment because HGTV and Food Network telecast the majority of the programs it produces. Scripps Productions was previously reported with Licensing and Other Media. Prior period information has been restated. The Company sold Scripps Howard Productions, its television program production operation based in Los Angeles, in 1998 (see Note
2). Amounts for Scripps Howard Productions are included with Licensing and Other Media.

No single customer provides more than 10% of the Company's revenue. The Company derives less than 10% of its revenues from markets outside of the U.S.

The following table presents financial information about the Company's business segments:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1998                  1997                1996

OPERATING REVENUES
Newspapers                                                         $        878,998  $               751,014 $        670,861
Broadcast television                                                        330,714                  331,216          323,467
Category television                                                         148,641                   66,801           31,579
Licensing and other media                                                    96,202                   92,926           95,951
Total continuing operations                                        $      1,454,555  $             1,241,957 $      1,121,858

EBITDA
Newspapers                                                         $        261,692  $               220,425 $        177,962
Broadcast television                                                        118,012                  128,048          126,225
Category television                                                           5,642                  (8,580)         (14,458)
Licensing and other media                                                    10,750                    4,548            6,871
Corporate                                                                  (16,207)                 (16,011)         (17,372)
Total                                                                       379,889                  328,430          279,228
Unusual credits (charges) - see Note 3                                                                                (4,000)
Total continuing operations                                        $        379,889  $               328,430 $        275,228

DEPRECIATION
Newspapers                                                         $         41,453  $                33,840 $         30,452
Broadcast television                                                         15,529                   14,738           14,547
Category television                                                           4,738                    3,438            2,636
Licensing and other media                                                       978                      873              794
Corporate                                                                     1,024                    1,196            1,099
Total continuing operations                                        $         63,722  $                54,085 $         49,528

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $         23,065  $                12,105 $          8,207
Broadcast television                                                          9,517                    9,620           11,241
Category television                                                           7,539                    1,793              401
Licensing and other media                                                         2                        3
Total continuing operations                                        $         40,123  $                23,521 $         19,849

OPERATING INCOME
Newspapers                                                         $        197,174  $               174,480 $        139,303
Broadcast television                                                         92,966                  103,690          100,437
Category television                                                         (6,635)                 (13,811)         (17,495)
Licensing and other media                                                     9,770                    3,672            6,077
Corporate                                                                  (17,231)                 (17,207)         (18,471)
Total                                                                       276,044                  250,824          209,851
Unusual credits (charges) - see Note 3                                                                                (4,000)
Total continuing operations                                        $        276,044  $               250,824 $        205,851

OTHER NONCASH ITEMS
Broadcast television                                               $           (76)  $               (3,790) $        (1,448)
Category television                                                        (26,793)                 (16,683)         (13,922)
Licensing and other media                                                     2,828                      471          (5,163)
Total continuing operations                                        $       (24,041)  $              (20,002) $       (20,533)

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1998                  1997                1996

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                         $         23,732  $                33,762 $         25,653
Broadcast television                                                         33,454                   15,632           23,491
Category television                                                           7,936                    5,742            2,800
Licensing and other media                                                     1,041                      670              630
Corporate                                                                       806                      814              726
Total continuing operations                                        $         66,969  $                56,620 $         53,300

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                         $          3,570  $               644,527 $        122,593
Broadcast television                                                            218                    3,000            1,700
Category television                                                          17,431                  179,354           44,000
Licensing and other media                                                    22,246                   23,891            5,195
Corporate                                                                                                                  55
Total continuing operations                                        $         43,465  $               850,772 $        173,543

ASSETS
Newspapers                                                         $      1,246,156  $             1,331,676 $        700,932
Broadcast television                                                        509,285                  495,049          515,866
Category television                                                         340,852                  300,006          109,966
Licensing and other media                                                   172,397                  110,053           75,835
Corporate                                                                    76,422                   49,699           66,070
Total continuing operations                                        $      2,345,112  $             2,286,483 $      1,468,669


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

13.  COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company purchased program rights totaling $100,000,000 in 1998, $70,100,000 in 1997 and $53,700,000 in 1996, the
payments for which are generally made over the lives of the contracts. At December 31, 1998, the Company was committed to purchase approximately $140,000,000 of program rights that are not currently available for broadcast, including
$130,000,000 for programs not yet produced. If such programs are not produced the Company's commitments would expire without obligation.

Minimum payments on noncancelable leases at December 31, 1998, were: 1999, $9,800,000; 2000, $7,200,000; 2001,
$5,100,000; 2002, $4,400,000; 2003, $4,400,000 and later
years, $12,800,000. Rental expense for cancelable and noncancelable leases was $15,000,000 in 1998, $12,200,000 in
1997 and $10,300,000 in 1996.



14.  CAPITAL STOCK AND INCENTIVE PLANS

The capital structure of the Company includes Common Voting Shares and Class A Common Shares. The articles provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

In 1997 the Board of Directors authorized, subject to business and market conditions, the purchase of up to 4,000,000 of the Company's Class A Common Shares. In 1998 the Board increased the authorization to 6,000,000 shares.
The Company repurchased 2,402,100 shares in 1998 at a cost of $108,421,000 and 621,000 shares in 1997 at a cost of
$25,694,000.

The 1987 Long-Term Incentive Plan (the "1987 Plan"), which expired on December 9, 1997, provided for the awarding of incentive and nonqualified stock options with 10-year terms, stock appreciation rights, performance units and restricted and nonrestricted Class A Common Shares to key employees and the 1994 Non-Employee Directors' Stock Option Plan provides for the awarding of stock options to nonemployee directors. The 1987 Plan was replaced by the 1997 Long-Term Incentive Plan (the "1997 Plan"). The terms of the 1997 Plan are substantially the same as the 1987 Plan. The 1997 Plan expires in 2007, except for options then outstanding. The number of shares authorized for issuance under the plans at December 31, 1998, were 7,913,000, of which 2,345,000 were available.

Stock options may be awarded to purchase Class A Common
Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period.

The following table presents information about stock options:


                                                                                             Weighted-            Range of
                                                                         Number               Average             Exercise
                                                                        of Shares          Exercise Price          Prices

Outstanding at December 31, 1995                                          1,919,625                   $25.52         $16 - 34
Granted in 1996 prior to the Cable Transaction                               96,500                    43.51          39 - 48
Exercised in 1996 prior to the Cable Transaction                          (353,350)                    23.51          16 - 34
Adjustment of options upon completion of the Cable Transaction            1,036,225
Granted in 1996 subsequent to the Cable Transaction                          25,000                    34.25            34
Exercised in 1996 subsequent to the Cable Transaction                      (43,200)                    14.39          10 - 19

Outstanding at December 31, 1996                                          2,680,800                    16.74          10 - 34
Granted in 1997                                                             605,500                    35.33          35 - 43
Exercised in 1997                                                         (448,975)                    17.27          10 - 26
Forfeited in 1997                                                          (11,800)                    34.50            35

Outstanding at December 31, 1997                                          2,825,525                    21.00          11 - 43
Granted in 1998                                                             634,450                    47.32          39 - 56
Exercised in 1998                                                         (274,239)                    16.02          11 - 39
Forfeited in 1998                                                          (31,316)                    35.04          35 - 39

Outstanding at December 31, 1998 (by year granted):
    1990                                                                     64,520                    14.20          11 - 15
    1991                                                                    372,950                    11.99          11 - 13
    1992                                                                    174,000                    15.18          15 - 17
    1993                                                                    630,000                    17.73          15 - 21
    1994                                                                    561,600                    18.83          17 - 21
    1995                                                                     12,000                    19.63          18 - 20
    1996                                                                    156,400                    28.31          24 - 34
    1997                                                                    548,500                    35.37          35 - 43
    1998                                                                    634,450                    47.32          39 - 56

    Total options outstanding                                             3,154,420                   $26.58         $11 - 56

Exercisable at December 31:
    1996                                                                  2,417,900                   $16.02         $10 - 27
    1997                                                                  2,190,625                    16.90          11 - 27
    1998                                                                  2,204,089                    19.41          11 - 43


The number of options and the option prices were adjusted based on the market price of Class A Common Shares before and after completion of the Cable Transaction, in order to preserve the economic value of the options. Substantially all options granted prior to 1997 are exercisable.

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

( in thousands, except per share data )
                                                                                For the years ended December 31,
                                                                          1998                  1997                1996

Pro forma income from continuing operations                            $    127,900  $               155,800 $        126,500
Pro forma income from continuing operations per share of common stock:
     Basic                                                                    $1.60                    $1.94            $1.58
     Diluted                                                                   1.58                     1.91             1.56


The 1996 amounts above include the $2,900,000, $.04 per share on a diluted basis, effect of the option adjustment related to the Cable Transaction. That amount is the after-tax difference between the fair value of the adjusted options and the intrinsic value of the original options outstanding on the date of the Cable Transaction. FAS No.
123 requires that, for options issued prior to the adoption of FAS No. 123, such difference must be included in the pro forma disclosures. There was no difference between the fair values of the original and the adjusted options on the date of the Cable Transaction. Information related to the fair value of stock option grants is presented below:



                                                                                  For the years ended December 31,
                                                                          1998                  1997                1996

Weighted-average fair value of options granted                               $14.33                   $12.03           $14.84
Assumptions used to determine fair value:
     Dividend yield                                                            1.5%                     1.5%             1.5%
     Expected volatility                                                        24%                      28%              27%
     Risk-free rate of return                                                  5.7%                     6.0%             6.4%
     Expected life of options                                               7 years                  7 years          7 years


Awards of Class A Common Shares vest over an incentive period conditioned upon the individual's employment throughout that period. During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share. Compensation expense is determined based upon the fair value of the shares at the grant date. Information related to awards of Class A Common Shares is presented below:

( in thousands, except share data )
                                                                                   For the years ended December 31,
                                                                          1998                  1997                1996

Class A Common Shares:
     Shares awarded prior to completion of the Cable Transaction                                                      130,500
     Weighted-average price of shares awarded                                                                          $43.45
     Adjustment of unvested shares upon completion
          of the Cable Transaction                                                                                    127,650
     Awarded subsequent to completion of the Cable Transaction               20,500                   80,500           52,500
     Weighted-average price of shares awarded                                $51.22                   $38.97            34.25
     Shares forfeited                                                         1,500
Compensation expense recognized:
     Continuing operations                                         $          2,863  $                 2,776 $          1,482
     Scripps Cable                                                                                                      2,300


The number of unvested shares was adjusted based on the market price of Class A Common Shares before and after completion of the Cable Transaction, to preserve the economic value of the awards.

15.  DISCONTINUED OPERATION - SCRIPPS CABLE

The following tables present summarized financial information for Scripps Cable:

Operating Results

( in thousands, except share data )
                                                                                                                 Year Ended
                                                                                                                 December 31,
                                                                                                                    1996


Operating revenues                                                                                           $        270,172

Income before income taxes                                                                                             60,541
Income taxes                                                                                                         (21,027)

Income from operations                                                                                                 39,514
Costs of Cable Transaction                                                                                           (12,251)

Net income                                                                                                   $         27,263

Net income per share of common stock:
     Basic                                                                                                               $.34
     Diluted                                                                                                              .34


Cash Flows

( in thousands )
                                                                                                                 Year Ended
                                                                                                                 December 31,
                                                                                                                    1996

Net income                                                                                                   $         27,263
Depreciation and amortization                                                                                          48,008
Other, net                                                                                                           (10,178)

Net cash provided by operating activities                                                                    $         65,093

Capital expenditures                                                                                         $       (57,898)
Acquisition of cable television systems (primarily equipment and intangible assets)                                  (62,099)
Other, net                                                                                                                422

Net cash used in investing activities                                                                        $      (119,575)

16.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1998                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    346,809 $     366,918 $    343,423 $    397,405 $   1,454,555

Operating expenses:
   Employee compensation and benefits                              114,194       113,372      112,388      114,532       454,486
   Newsprint and ink                                                36,348        36,958       36,100       38,663       148,069
   Program, production and copyright costs                          23,429        25,100       26,095       33,022       107,646
   Other operating expenses                                         89,628        90,854       86,073       97,910       364,465
   Depreciation and amortization                                    25,755        25,427       25,311       27,352       103,845

   Total operating expenses                                        289,354       291,711      285,967      311,479     1,178,511

Operating income                                                    57,455        75,207       57,456       85,926       276,044
Interest expense                                                  (12,012)      (11,747)     (11,712)     (11,637)      (47,108)
Miscellaneous, net                                                 (1,438)           915          285          464           226
Income taxes                                                      (17,959)      (26,380)     (18,852)     (29,884)      (93,075)
Minority interests                                                   (968)       (1,571)      (1,099)      (1,235)       (4,873)

Income from continuing operations                             $     25,078 $      36,424 $     26,078 $     43,634 $     131,214

Income from continuing operations per
     share of common stock:
     Basic                                                           $ .31         $ .45        $ .33        $ .56        $ 1.65
     Diluted                                                         $ .31         $ .45        $ .32        $ .55        $ 1.62

Basic weighted-average shares outstanding                           80,358        80,404       79,874       78,226        79,715

Diluted weighted-average shares outstanding                         81,616        81,688       81,041       79,339        80,921

Cash dividends per share of common stock                             $ .13         $ .13        $ .14        $ .14         $ .54


    The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1997                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    290,710 $     305,512 $    286,181 $    359,554 $   1,241,957

Operating expenses:
   Employee compensation and benefits                               94,805        96,381       97,491      110,069       398,746
   Newsprint and ink                                                27,351        30,416       30,204       35,537       123,508
   Program, production and copyright costs                          25,827        16,988       18,356       25,297        86,468
   Other operating expenses                                         68,608        74,072       72,532       89,593       304,805
   Depreciation and amortization                                    18,268        17,294       18,023       24,021        77,606

   Total operating expenses                                        234,859       235,151      236,606      284,517       991,133

Operating income                                                    55,851        70,361       49,575       75,037       250,824
Interest expense                                                   (2,566)       (2,484)      (2,300)     (11,193)      (18,543)
Net gains and unusual items                                                                    20,981       23,913        44,894
Miscellaneous, net                                                     113           368          914        1,731         3,126
Income taxes                                                      (22,477)      (28,728)     (29,668)     (36,637)     (117,510)
Minority interests                                                   (898)         (938)        (924)      (2,329)       (5,089)

Net income                                                    $     30,023 $      38,579 $     38,578 $     50,522 $     157,702

Income from continuing operations per
     share of common stock:
     Basic                                                           $ .37         $ .48        $ .48        $ .63        $ 1.96
     Diluted                                                         $ .37         $ .47        $ .47        $ .62        $ 1.93

Basic weighted-average shares outstanding                           80,496        80,562       80,644       80,297        80,500

Diluted weighted-average shares outstanding                         81,588        81,701       81,814       81,476        81,645

Cash dividends per share of common stock                             $ .13         $ .13        $ .13        $ .13         $ .52


    The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

                  THE E. W. SCRIPPS COMPANY

     Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996                                                                 SCHEDULE II
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful
    accounts receivable                               $       6,305 $      6,926 $      5,826 $           (83)  $          7,322

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful
    accounts receivable                               $       3,974 $      7,387 $      6,152 $         1,096   $          6,305


YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful
    accounts receivable                               $       3,447 $      5,422 $      4,895                   $          3,974

                  THE E. W. SCRIPPS COMPANY

                      Index to Exhibits



Exhibit                                                                                                              Exhibit No.
Number                                         Description of Item                                              Page Incorporated
 3.01   Articles of Incorporation                                                                                (5)        3.01
 3.02   Code of Regulations                                                                                      (5)        3.02
 4.01   Class A Common Share Certificate                                                                         (2)         4
 4.02A  Form of Indenture:  6.375% notes due in 2002                                                             (3)        4.1
 4.02B  Form of Indenture:  6.625% notes due in 2007                                                             (3)        4.1
 4.03A  Form of Debt Securities:  6.375% notes due in 2002                                                       (3)        4.2
 4.03B  Form of Debt Securities:  6.625% notes due in 2007                                                       (3)        4.2
 10.01  Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
            Journal Publishing Company, New Mexico State Tribune Company and
            Albuquerque Publishing Company, as amended                                                           (1)        10.0
 10.02  Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
            Birmingham News Company and Birmingham Post Company                                                  (1)       10.02
 10.03  Joint Operating Agreement, dated September 23, 1977, between the
            Cincinnati Enquirer, Inc. and the Company, as amended                                                (1)       10.03
 10.05  Amended and Restated Joint Operating Agreement, dated October 23, 1986, among
            Evansville Press Company, Inc., Hartmann Publications, Inc. and Evansville
            Printing Corporation                                                                                 (1)       10.05
 10.06  Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            Number Seven and Jefferson Building Partnership                                                      (1)       10.08A
10.06A  Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            New Mexico State Tribune Company, Number Seven and Jefferson Building
            Partnership                                                                                          (1)       10.08B
 10.07  Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
            Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
            Trust, as amended                                                                                    (1)       10.11
 10.40  5-Year Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                  (3)        10.1
 10.41  364-Day Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                  (3)        10.2
 10.53  1987 Long-Term Incentive Plan                                                                            (1)       10.36
 10.54  Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
            as amended                                                                                           (1)       10.39A
10.54A  Assignment, Assumption, and Release Agreement, dated December 31, 1987,
            between the Company, Scripps Howard, Inc. and Charles E. Scripps                                     (1)       10.39B
10.54B  Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
            the Company and Charles E. Scripps                                                                   (1)       10.39C
 10.55  Board Representation Agreement, dated March 14, 1986, between
            The Edward W. Scripps Trust and John P. Scripps                                                      (1)       10.44
 10.56  Shareholder Agreement, dated March 14, 1986, between the Company and the
            Shareholders of John P. Scripps Newspapers                                                           (1)       10.45
 10.57  Scripps Family Agreement dated October 15, 1992                                                          (4)         1
 10.58  1997 Long-Term Incentive Plan                                                                            (6)       4B
 10.59  Non-Employee Directors' Stock Option Plan                                                                (6)       4A
 10.60  1997 Deferred Compensation and Phantom Stock Plan for Senior Officers
            and Selected Executives                                                                              (7)       4A
 10.61  1997 Deferred Compensation and Stock Plan for Directors                                                  E-3




Exhibit                                                                                                                Exhibit No.
Number                                         Description of Item                                              Page   Incorporated
  12    Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended
             December 31, 1997                                                                                   E-4
  21    Subsidiaries of the Company                                                                              E-5
  23    Independent Auditors' Consent                                                                            E-6
  27    Financial Data Schedule                                                                                  E-7
  27    Restated 1997 Financial Data Schedule                                                                    E-8


(1) Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-
    21714).

(2) Incorporated by reference to The E. W. Scripps
    Company Annual Report on Form 10-K for the year ended
    December 31, 1990.

(3) Incorporated by reference to Registration
    Statement on Form S-3 (File No. 33-36641).

(4) Incorporated by reference to The E. W. Scripps
    Company Current Report on Form 8-K dated October 15,
    1992.

(5) Incorporated by reference to Scripps Howard, Inc.
    Registration Statement on Form 10 (File No. 1-11969).

(6) Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(7) Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27621).