Form 10-Q
period 1999-03-31
SCRIPPS E W CO /DE
filed 1999-05-14
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1999 there were 59,126,172 of the Registrant's Class A Common Shares outstanding and 19,218,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999



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


                                    THE E. W. SCRIPPS COMPANY



Dated:   May 14, 1999               BY:  D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President,
                                    Finance & Administration

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1999               1998              1998
                                                                             (Unaudited)                          (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       13,441    $        14,400    $      17,496
     Short-term investments                                                            26             20,551            3,135
     Accounts and notes receivable (less
         allowances -$9,439, $7,322, $6,707)                                      208,319            217,810          188,228
     Program rights and production costs                                           57,755             68,870           58,733
     Network distribution fees                                                     12,900             18,729           14,700
     Inventories                                                                   16,566             15,009           19,295
     Deferred income taxes                                                         24,310             24,140           22,356
     Miscellaneous                                                                 30,144             27,824           24,115
     Total current assets                                                         363,461            407,333          348,058

Investments                                                                       156,610            140,788           92,865

Property, Plant and Equipment                                                     469,685            478,703          474,283

Goodwill and Other Intangible Assets                                            1,187,634          1,193,257        1,234,917

Other Assets:
     Program rights and production costs (less current portion)                    62,550             50,763           42,359
     Network distribution fees (less current portion)                              57,031             43,204           43,779
     Miscellaneous                                                                 34,270             31,064           21,578
     Total other assets                                                           153,851            125,031          107,716

TOTAL ASSETS                                                               $    2,331,241    $     2,345,112    $   2,257,839

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               March 31,        December 31,        March 31,
                                                                                 1999               1998              1998
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      230,785    $       267,601    $     108,298
    Accounts payable                                                               95,072            101,433           86,269
    Customer deposits and unearned revenue                                         34,679             36,234           39,654
    Accrued liabilities:
        Employee compensation and benefits                                         39,555             40,807           41,138
        Network distribution fees                                                  38,793             35,520           31,478
        Miscellaneous                                                              55,306             50,896           63,337
    Total current liabilities                                                     494,190            532,491          370,174

Deferred Income Taxes                                                             123,789            115,634           92,949

Long-Term Debt (less current portion)                                             501,831            501,834          601,849

Other Long-Term Obligations and Minority Interests (less current portion)         128,273            126,421          121,006

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 59,102,871; 59,324,967; and 61,553,530 shares                  591                593              616
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,218,913; 19,218,913; and 19,218,913 shares               192                192              192
    Total                                                                             783                785              808
    Additional paid-in capital                                                    147,703            161,878          263,889
    Retained earnings                                                             891,346            870,315          796,909
    Unrealized gains on securities available for sale                              46,744             38,904           15,064
    Foreign currency translation adjustment                                           320                581              199
    Unvested restricted stock awards                                              (3,738)            (3,731)          (5,008)
    Total stockholders' equity                                                  1,083,158          1,068,732        1,071,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,331,241    $     2,345,112    $   2,257,839

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )
                                                                                                        Three months ended
                                                                                                               March 31,
                                                                                                        1999             1998

Operating Revenues:
    Advertising                                                                                     $  282,950       $  257,557
    Circulation                                                                                         37,588           40,541
    Licensing                                                                                           15,766           14,584
    Joint operating agency distributions                                                                10,917           10,816
    Affiliate fees                                                                                      11,937            8,677
    Other                                                                                               14,265           14,634
    Total operating revenues                                                                           373,423          346,809

Operating Expenses:
    Employee compensation and benefits                                                                 116,379          114,194
    Newsprint and ink                                                                                   37,303           36,348
    Program, production and copyright costs                                                             29,610           23,429
    Other operating expenses                                                                            98,405           89,628
    Depreciation                                                                                        16,353           15,831
    Amortization of intangible assets                                                                    9,636            9,924
    Total operating expenses                                                                           307,686          289,354

Operating Income                                                                                        65,737           57,455

Other Credits (Charges):
    Interest expense                                                                                  (11,073)         (12,012)
    Miscellaneous, net                                                                                   1,302          (1,438)
    Net other credits (charges)                                                                        (9,771)         (13,450)


Income Before Taxes and Minority Interests                                                              55,966           44,005
Provision for Income Taxes                                                                              22,932           17,959


Income Before Minority Interests                                                                        33,034           26,046
Minority Interests                                                                                       1,033              968

Net Income                                                                                          $   32,001       $   25,078

Net Income per Share of Common Stock:
     Basic                                                                                                $.41             $.31
     Diluted                                                                                               .40              .31

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )
                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                        1999             1998

Cash Flows from Operating Activities:
Net income                                                                                          $   32,001       $   25,078
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     25,989           25,755
      Deferred income taxes                                                                              3,824            2,198
      Minority interests in income of subsidiary companies                                               1,033              968
      Network distribution fee amortization greater (less) than payments                               (6,598)              784
      Program cost amortization greater (less) than payments                                          (13,060)          (8,451)
      Other changes in certain working capital accounts, net                                            15,097           40,203
      Miscellaneous, net                                                                                 3,485            3,368
Net operating activities                                                                                61,771           89,903

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (14,006)         (12,090)
Purchase of subsidiary company and long-term investments                                               (9,015)          (4,285)
Change in short-term investments, net                                                                   20,525
Miscellaneous, net                                                                                       4,220            1,254
Net investing activities                                                                                 1,724         (15,121)

Cash Flows from Financing Activities:
Payments on long-term debt                                                                            (36,827)         (62,991)
Repurchase Class A Common shares                                                                      (16,709)
Dividends paid                                                                                        (10,970)         (10,498)
Dividends paid to minority interests                                                                     (392)            (396)
Miscellaneous, net (primarily exercise of stock options)                                                   444            2,283
Net financing activities                                                                              (64,454)         (71,602)

Increase (Decrease) in Cash and Cash Equivalents                                                         (959)            3,180

Cash and Cash Equivalents:
Beginning of year                                                                                       14,400           14,316

End of period                                                                                       $   13,441       $   17,496


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    7,709       $    8,164
   Income taxes paid                                                                                    11,457            5,740

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                 Accumulated  Unvested
                                                         Additional                 Other     Restricted      Total
                                              Common     Paid-in      Retained  Comprehensive Stock      Stockholders'
                                               Stock     Capital      Earnings     Income     Awards        Equity

Balances at December 31, 1997               $      806 $    259,739  $  782,329  $    11,690 $   (5,602) $  1,048,962

Comprehensive income:
     Net income                                                          25,078                                25,078
     Unrealized gains, net of deferred tax
       of $2,291                                                                       4,301                    4,301
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of $317                                     (634)                    (634)
     Increase in unrealized gains on securities                                        3,667                    3,667
     Foreign currency translation adjustments                                           (94)                     (94)
     Total                                                               25,078        3,573                   28,651
Dividends:  declared and paid - $.13 per share                         (10,498)                              (10,498)
Convert 114,798 Voting Shares to Class A Shares
Compensation plans, net:  142,575 shares issued      2        2,538                                 594         3,134
Tax benefits of compensation plans                            1,612                                             1,612

Balances at March 31, 1998                  $      808 $    263,889  $  796,909  $    15,263 $  (5,008)  $  1,071,861


Balances at December 31, 1998               $      785 $    161,878  $  870,315  $    39,485 $  (3,731)  $  1,068,732

Comprehensive income:
     Net income                                                          32,001                                32,001
     Unrealized gains, net of deferred tax
       of $4,253                                                                       7,898                    7,898
     Less:  reclassification adjustment for gains
          in income, net of deferred tax of $31                                         (58)                     (58)
     Increase in unrealized gains on securities                                        7,840                    7,840
     Foreign currency translation adjustments                                          (261)                    (261)
     Total                                                               32,001        7,579                   39,580
Dividends:  declared and paid - $.14 per share                         (10,970)                              (10,970)
Repurchase 391,100 Class A Common Shares           (4)     (16,705)                                          (16,709)
Compensation plans, net:  169,825 shares issued;
    821 shares repurchased                           2        1,199                                 (7)         1,194
Tax benefits of compensation plans                            1,331                                             1,331

Balances at March 31, 1999                  $      783 $    147,703  $  891,346  $    47,064 $  (3,738)  $  1,083,158

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
______________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 1998, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                                                          Three months ended
                                                                                                             March 31,
                                                                                                         1999             1998

Basic weighted-average shares outstanding                                                               78,096           80,358
Effect of dilutive securities:
     Unvested restricted stock held by employees                                                           192              198
     Stock options held by employees                                                                       838            1,060
Diluted weighted-average shares outstanding                                                             79,126           81,616


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

Use of Estimates - In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Because of the previous uncertainty regarding the conditions under which the distribution contracts would be renewed, such fees had been amortized over the terms of the contracts. The Company has committed to pay certain cable television system operators additional distribution fees to carry the networks on systems not included in the original distribution contracts. Management believes the expanded distribution of the networks will increase affiliate fee and advertising revenue beyond the remaining terms of the original distribution contracts. The change in estimate was made to better match revenue and expense. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives were made prospectively. The effect of these changes on first-quarter 1999 results was to increase operating income $2,900,000 and net income $1,800,000, $.02 per share. The changes in estimated lives will have similar effects on quarterly results for the remainder of 1999.

Reclassifications - For comparative purposes, certain 1998 amounts have been reclassified to conform to 1999 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1999 - In the first quarter the Company acquired the 70% of Colorado
       Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own for $1,100,000 in cash and acquired a 1.86% minority interest in The Television Food Network for $2,400,000.

Divestitures

1998 - The Company sold Scripps Howard Productions, its program television production operation based in Los Angeles, in the second quarter and the Dallas, Texas, community newspapers, including the Plano daily in the fourth quarter. No material gain or loss was realized on either divestiture as proceeds approximated the book value of the net assets sold.

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):

  ( in thousands )                                                                                             Three months
                                                                                                                  ended
                                                                                                                March 31,
                                                                                                                   1998

 Operating revenues                                                                                             $    3,800
 Operating income (loss)                                                                                             (800)


3.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1999               1998              1998

Variable rate credit facilities                                            $      530,745    $       567,561    $     478,480
$100 million, 6.625% note, due in 2007                                             99,876             99,872           99,862
$100 million, 6.375% note, due in 2002                                             99,930             99,925           99,911
$30 million, 7.375% notes, due in 1998                                                                                 29,778
Other notes                                                                         2,065              2,077            2,116

Total long-term debt                                                              732,616            769,435          710,147
Current portion of long-term debt                                                 230,785            267,601          108,298

Long-term debt (less current portion)                                      $      501,831    $       501,834    $     601,849


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 1999, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted average interest rates on the Variable Rate Credit Facilities was 4.97% at March 31, 1999, 5.25% at December 31, 1998, and 5.60% at March 31, 1998.

4.  INVESTMENTS

Investments consisted of the following:

( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 1999               1998              1998

Securities available for sale:
     Time Warner common stock (1,344,000 shares)                           $       95,211    $        83,446    $      48,404
     Other                                                                          5,360              5,286            3,723
Total securities available for sale                                               100,571             88,732           52,127
Investments accounted for using the equity method                                  17,428             15,157            7,574
Other (primarily venture capital)                                                  38,611             36,899           33,164

Total investments                                                          $      156,610    $       140,788    $      92,865


Unrealized gains on securities available for sale                          $       71,928    $        59,866    $      23,188


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

Financial information for the Company's business segments is as follows:

( in thousands )
                                                                                                          Three months ended
                                                                                                             March 31,
                                                                                                        1999             1998

OPERATING REVENUES
Newspapers                                                                                          $  219,740       $  215,126
Broadcast television                                                                                    75,367           74,815
Category television                                                                                     48,200           30,470
Licensing and other media                                                                               30,116           26,398
Total                                                                                               $  373,423       $  346,809

EBITDA
Newspapers                                                                                          $   65,408       $   62,726
Broadcast television                                                                                    21,448           22,553
Category television                                                                                      4,994            (740)
Licensing and other media                                                                                4,251            2,799
Corporate                                                                                              (4,375)          (4,128)
Total                                                                                               $   91,726       $   83,210

DEPRECIATION
Newspapers                                                                                          $    9,377       $   10,211
Broadcast television                                                                                     4,695            3,926
Category television                                                                                      1,815            1,230
Licensing and other media                                                                                  226              217
Corporate                                                                                                  240              247
Total                                                                                               $   16,353       $   15,831

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                                                          $    5,646       $    5,743
Broadcast television                                                                                     2,366            2,405
Category television                                                                                      1,574            1,774
Licensing and other media                                                                                   50                2
Total                                                                                               $    9,636       $    9,924

OPERATING INCOME
Newspapers                                                                                          $   50,385       $   46,772
Broadcast television                                                                                    14,387           16,222
Category television                                                                                      1,605          (3,744)
Licensing and other media                                                                                3,975            2,580
Corporate                                                                                              (4,615)          (4,375)
Total                                                                                               $   65,737       $   57,455

OTHER NONCASH ITEMS
Broadcast television                                                                                $      290       $    (764)
Category television                                                                                   (19,948)          (6,872)
Licensing and other media                                                                                                  (31)
Total                                                                                               $ (19,658)       $  (7,667)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of network distribution fees in excess of (less than) distribution fee payments.

( in thousands )                                                                                         Three months ended
                                                                                                             March 31,
                                                                                                        1999             1998

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                                                          $    8,700       $    6,312
Broadcast television                                                                                     3,073            5,093
Category television                                                                                      1,228              307
Licensing and other media                                                                                  295               63
Corporate                                                                                                  710              315
Total                                                                                               $   14,006       $   12,090

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                                                          $    1,129       $      331
Broadcast television                                                                                        55               70
Category television                                                                                     14,739            2,745
Licensing and other media                                                                                5,431            3,825
Total                                                                                               $   21,354       $    6,971

ASSETS
Newspapers                                                                                          $1,233,032       $1,297,009
Broadcast television                                                                                   483,494          478,658
Category television                                                                                    370,465          305,412
Licensing and other media                                                                              194,018          129,275
Corporate                                                                                               50,232           47,485
Total                                                                                               $2,331,241       $2,257,839


Other additions to long-lived assets include investments and network distribution fees. Corporate assets are primarily cash, investments, and refundable and deferred income taxes.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

The E. W. Scripps Company ("Company") operates in three reportable segments: Newspapers, Broadcast Television and Category Television. The newspaper segment includes 19 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. Category Television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), and the Company's 12% equity interest in FOX Sports South, a regional cable television network. Licensing and Other Media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics and publication of independent telephone directories.

All per share disclosures included in management's discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of operations were as follows:

( in thousands, except per share data )                                                                      Year-to-Date
                                                                                                       1999    Change         1998

Operating revenues:
     Newspapers                                                                                    $ 219,740      4.0 %   $  211,338
     Broadcast television                                                                             75,367      0.7 %       74,815
     Category television                                                                              48,200     58.2 %       30,470
     Licensing and other media                                                                        30,116     14.1 %       26,398

     Total                                                                                           373,423      8.9 %      343,021
     Divested operating units                                                                                                  3,788

Total operating revenues                                                                           $ 373,423      7.7 %   $  346,809

Operating income:
     Newspapers                                                                                    $  50,385      8.0 %   $   46,668
     Broadcast television                                                                             14,387    (11.3)%       16,222
     Category television                                                                               1,605    142.9 %      (3,744)
     Licensing and other media                                                                         3,975     13.6 %        3,498
     Corporate                                                                                       (4,615)                 (4,375)

     Total                                                                                            65,737     12.8 %       58,269
     Divested operating units                                                                                                  (814)

Total operating income                                                                                65,737     14.4 %       57,455
Interest expense                                                                                    (11,073)                (12,012)
Miscellaneous, net                                                                                     1,302                 (1,438)
Income taxes                                                                                        (22,932)                (17,959)
Minority interest                                                                                    (1,033)                   (968)

Net income                                                                                         $  32,001     27.6 %   $   25,078

Per share of common stock:
    Net income                                                                                          $.40     29.0 %         $.31

( in thousands )                                                                                             Year-to-Date
                                                                                                       1999    Change         1998

Other Financial and Statistical Data - excluding divested operations:

Total advertising revenues                                                                         $ 282,950     11.1 %   $  254,633

Advertising revenues as a
     percentage of total revenues                                                                     75.8 %                  74.2 %

EBITDA:
     Newspapers                                                                                    $  65,408      4.9 %   $   62,361
     Broadcast television                                                                             21,448     (4.9)%       22,553
     Category television                                                                               4,994                   (740)
     Licensing and other media                                                                         4,251     15.4 %        3,685
     Corporate                                                                                       (4,375)                 (4,128)

     Total                                                                                         $  91,726      9.5 %   $   83,731

Effective income tax rate                                                                             41.0 %                  40.8 %

Weighted-average shares outstanding                                                                   79,126     (3.1)%       81,616

Cash provided by operating activities                                                              $  61,771              $   89,903
Capital expenditures                                                                                (14,006)                (11,994)
Business acquisitions and other
     additions to long-lived assets                                                                 (21,354)                 (6,971)
Increase (decrease) in long-term debt                                                               (36,827)                (62,991)
Repurchase Class A Common shares                                                                    (16,709)
Dividends paid, including minority interests                                                        (11,362)                (10,894)


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

In the first quarter of 1999 the Company acquired the 70% of Colorado Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own for $1.1 million in cash and acquired a 1.86% minority interest in The Television Food Network for $2.4 million. The Company sold Scripps Howard Productions ("SHP"), the Company's television program production operation based in Los Angeles in the second quarter of 1998 and the Dallas, Texas, community newspapers, including the Plano daily, in the fourth quarter of 1998. No material gain or loss was realized on either as proceeds approximated the book value of the net assets sold.

In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives were made prospectively. The effect of these changes on first-quarter 1999 results was to increase EBITDA $1.8 million and operating income $2.9 million. The changes in estimated lives will have similar effects on quarterly results for the remainder of 1999.

Excluding acquired and divested operations and the changes in estimated useful lives, EBITDA increased 7.4% and operating income increased 7.8%. Operating results for the Company's reportable segments, excluding Divested Operations, are presented on the following pages.

Interest expense decreased $0.9 million year-over-year as lower average interest rates more than offset increased average borrowings. The average monthly balance of outstanding debt increased $7.3 million to $750 million, however the weighted average interest rate on the Company's variable rate borrowings decreased from 5.60% to 4.97%.

Miscellaneous non-operating items include investment income and gains, gains and losses on the sale of real estate, and credits or charges associated with divested operations. The 1999 period includes a $0.7 million gain on the sale of real estate. The 1998 period includes run-off expenses of divested businesses and an investment write-down totaling $2.0 million.

Of the $.09 increase in net income per share of common stock, approximately $.04 was due to the changes in accounting estimates and the year-over-year change in miscellaneous non-operating items.

NEWSPAPERS - Operating results, excluding Divested Operations, were as follows:

( in thousands )                                                                                            Year-to-Date
                                                                                                       1999    Change         1998

Operating revenues:
     Local                                                                                         $  68,324      6.4 %   $   64,188
     Classified                                                                                       67,440      6.8 %       63,157
     National                                                                                          7,932     24.7 %        6,361
     Preprint and other                                                                               23,903      9.6 %       21,813

     Newspaper advertising                                                                           167,599      7.8 %      155,519
     Circulation                                                                                      37,588     (6.7)%       40,295
     Joint operating agency distributions                                                             10,917      0.9 %       10,816
     Other                                                                                             3,636    (22.8)%        4,708

Total operating revenues                                                                             219,740      4.0 %      211,338

Operating expenses:
     Employee compensation and benefits                                                               71,245      2.4 %       69,544
     Newsprint and ink                                                                                37,303      3.9 %       35,910
     Other                                                                                            45,784      5.2 %       43,523
     Depreciation and amortization                                                                    15,023     (4.3)%       15,693

Total operating expenses                                                                             169,355      2.8 %      164,670

Operating income                                                                                   $  50,385      8.0 %   $   46,668

Other Financial and Statistical Data:

EBITDA                                                                                             $  65,408      4.9 %   $   62,361

Percent of operating revenues:
    Operating income                                                                                  22.9 %                  22.1 %
    EBITDA                                                                                            29.8 %                  29.5 %

Capital expenditures                                                                               $   8,700              $    6,217

Business acquisitions and other
     additions to long-lived assets                                                                    1,129                     331


Newspaper results continue to reflect the effort to gain market share in Denver. Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market. Newsprint consumption increased approximately 10%, offsetting an approximate 6% decrease in newsprint prices. Denver accounted for substantially all of the increase in newsprint consumption. Excluding Denver, EBITDA increased 9.1%.

Year-over-year newsprint costs are expected to decrease slightly in the second quarter of 1999. A similar increase in newsprint consumption is expected, but lower prices will more than offset the increase in consumption.

The change in the estimated lives of newspaper presses from a maximum of 20 years to 30 years reduced depreciation expense by approximately $0.9 million. The change will have similar effects on quarterly depreciation for the remainder of 1999.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )                                                                                            Year-to-Date
                                                                                                       1999    Change         1998

Operating revenues:
     Local                                                                                         $  41,303      4.2 %   $   39,656
     National                                                                                         28,939     (3.8)%       30,082
     Political                                                                                           364     10.3 %          330
     Other                                                                                             4,761      0.3 %        4,747

Total operating revenues                                                                              75,367      0.7 %       74,815

Operating expenses:
     Employee compensation and benefits                                                               26,552      0.2 %       26,499
     Program and copyright costs                                                                      14,275      6.7 %       13,373
     Other                                                                                            13,092      5.7 %       12,390
     Depreciation and amortization                                                                     7,061     11.5 %        6,331

Total operating expenses                                                                              60,980      4.1 %       58,593

Operating income                                                                                   $  14,387    (11.3)%   $   16,222

Other Financial and Statistical Data:

EBITDA                                                                                             $  21,448     (4.9)%   $   22,553

Percent of operating revenues:
    Operating income                                                                                  19.1 %                  21.7 %
    EBITDA                                                                                            28.5 %                  30.1 %

Capital expenditures                                                                               $   3,073              $    5,093

Business acquisitions and other
     additions to long-lived assets                                                                       55                      70


The demand for television advertising remained soft in most of the Company's television markets during the first quarter. Advance advertising sales indicate that year-over-year revenues will decrease about 5% in the second quarter. Year-over-year comparisons are difficult because of political advertising revenue during the 1998 election year. Network compensation revenues decreased $0.2 million in the first quarter.

Program costs for the full year are expected to increase approximately 3% and other operating expenses are expected to increase approximately 2%.

CATEGORY TELEVISION - Operating results were as follows:

( in thousands )                                                                                            Year-to-Date
                                                                                                       1999    Change         1998

Operating revenues:
     Advertising                                                                                   $  33,505     72.7 %   $   19,404
     Affiliate fees                                                                                   11,937     37.6 %        8,677
     Other                                                                                             2,758     15.4 %        2,389

Total operating revenues                                                                              48,200     58.2 %       30,470

Operating expenses:
     Employee compensation and benefits                                                               10,579     34.9 %        7,844
     Programming and production costs                                                                 15,335     55.4 %        9,866
     Network distribution fees                                                                         4,091     29.5 %        3,158
     Other                                                                                            13,201     27.6 %       10,342
     Depreciation and amortization                                                                     3,389     12.8 %        3,004

Total operating expenses                                                                              46,595     36.2 %       34,214

Operating income (loss)                                                                            $   1,605              $  (3,744)

Other Financial and Statistical Data:

EBITDA                                                                                             $   4,994              $    (740)

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                                                                  (19,948)                 (6,872)

Capital expenditures                                                                               $   1,228              $      307

Business acquisitions and other
     additions to long-lived assets                                                                   14,739                   2,745


Increases in advertising and affiliate fee revenue are primarily due to the increase in the cable television systems that carry HGTV and Food Network and, therefore, the increase in potential audience. According to the Nielsen Homevideo Index, HGTV was telecast to 51.9 million homes in March 1999, up 11.7 million from March 1998 and up 3.5 million in the quarter. Food Network was telecast to 39.1 million homes in March 1999, up 7.4 million from March 1998 and up 2.0 million in the quarter.

The Company expects to continue to expand the distribution of HGTV and Food Network. Such expansion may require the payment of distribution fees to obtain carriage on additional cable television systems. In the first quarter of 1999 the Company agreed to pay $12.3 million to obtain distribution on cable television systems not included in the original distribution contracts with certain multiple system operators ("MSO"). Management believes the distribution of the networks on additional systems will increase affiliate fee and advertising revenue beyond the remaining terms of the original distribution contract with the MSO. Therefore the Company increased the estimated useful lives of category television network distribution fees to the greater of five years or the remaining terms of the distribution contracts. The change in estimated lives reduced first quarter network distribution fees $1.8 million. The change will have similar effects on quarterly network distribution fees for the remainder of 1999.

EBITDA for HGTV was $4.3 million in 1999 and $1.8 million in 1998. EBITDA for Food Network was $0.5 million in 1999 compared to a loss of $2.4 million in 1998. Food Network is not expected to produce positive EBITDA for the full year of 1999 because programming costs are expected to increase in an effort to improve quality and increase variety.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operating segments. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments. Cash flow provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments is used primarily to invest in the category television segment, to fund corporate expenditures, or to invest in new businesses. Management expects total cash flow from operating activities in 1999 will be sufficient to meet the Company's expected total capital expenditures, required interest payments and dividend payments.

Cash flow from operating activities was $61.8 million in 1999 compared to $89.9 million in 1998. Increases in working capital employed by the Category Television segment combined with increased spending to improve programming and to expand distribution of HGTV and Food
Network were the primary causes of the decrease.

Cash flow from operating activities in 1999 was used for capital expenditures of $14.0 million, dividend payments of $11.4 million, reduction of net debt (borrowings less cash equivalent and other short-term investments) of $16.3 million, and the repurchase of 0.4 million Class A Common Shares at a cost of $16.7 million. The Board of Directors has authorized the repurchase of an additional 2.6 million shares.

Net debt totaled $733,000,000 at March 31, 1999, and was 40% of total capitalization. The Company currently intends to repay debt only when there are not more productive uses for excess cash. Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund expansion of existing businesses and the development or acquisition of new businesses.


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

The Company's Y2K remediation project includes the following phases:
-    identifying and assessing the Y2K issue,
- determining required revisions to or replacements of affected computer applications and equipment,
-    testing of those revisions and replacements,
- developing contingency plans in the event that revisions and replacements are not completed timely or do not fully remediate the Y2K issues.

Identification and Assessment of Y2K Issues
The identification and assessment phase was completed in 1998. This phase included a comprehensive inventory of internally developed computer applications, computer applications and computer hardware purchased or licensed from third parties (which includes the majority of the Company's computer software applications), and other equipment with embedded chips. The inventoried applications and equipment were evaluated to identify Y2K issues. Y2K issues were identified based upon review of applications and equipment by the Company and/or communication with the vendor. This phase also included an assessment of the impact of failing to remediate identified Y2K issues on the Company's business operations, results of operations, and financial condition. Based upon the identification of Y2K issues and assessment of the effect of those issues, each of the computer applications and items of equipment with embedded chips were assigned to one of the following categories:
1) applications and equipment with Y2K issues that, if they were to fail, would seriously impair the Company's ability to operate its business,
2) applications and equipment with Y2K issues for which the Company has feasible alternatives,
3) applications and equipment found to be Y2K compliant or certified Y2K compliant by the vendor,
4) noncompliant applications and equipment that will have little or no effect on business operations.

The Company created a central data base identifying all inventoried applications and equipment, Y2K issues identified, the priority of remediation based upon the perceived business risk, the method of remediation (upgrade or replace), and targeted remediation completion date. Approximately 20% of the Company's applications were classified in the highest priority and 15% in the second priority.

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

Newspapers
The Company uses a variety of newspaper circulation, advertising and
editorial computer systems in the production of its newspapers.   The
Company began replacing most of its internally developed software with applications developed by third-party software vendors and upgrading other applications several years ago. Many of these systems have been installed and implemented. Vendors have either certified their applications to be Y2K compliant or have Y2K-compliant upgrades currently available. Most system upgrades and replacements have been completed. Remediation of the remaining noncompliant systems is expected to be completed through early third quarter of 1999.

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

Broadcast Television
The Company receives network and syndicated programming via satellite. The Company's receipt of that programming is dependent upon the broadcast networks and program syndicators resolving their Y2K issues. The Company has completed tests of the affiliate network with NBC. Based upon such tests the Company expects it will be able to receive programming from NBC after 1999. The Company expects to perform similar testing with ABC. Management does not anticipate any disruption in receiving programming from the broadcast networks or syndicators, but in the event of such a disruption the Company has alternative programming available.

The Company uses advertising inventory management software to manage, schedule and bill advertising in each of the Company's broadcast television markets. This software is licensed from two different vendors. One system, which is used in three of the Company's markets, has been certified by the vendor to be Y2K compliant. The Company expects to complete testing of this system during the second quarter. The other system must be upgraded. The vendor has informed the Company that a Y2K-compliant version of its software will be made available.
If the software upgrade is not completed, or is not installed prior to the end of 1999, the Company can perform these functions manually.

The insertion of advertising into program breaks is automated by computer-controlled equipment. This equipment has been found to be noncompliant and must be upgraded or replaced. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can be performed manually.

The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. Although much of this equipment includes embedded chips, the Company's tests of this equipment indicate it will continue to operate after 1999.

Category Television
The Company uses advertising inventory management software to manage, schedule and bill advertising. Some of these systems are currently Y2K compliant and others must be upgraded. The Company expects to complete installation of the upgrades prior to the end of 1999.
If the software upgrade is not completed, or is not installed prior to the end of 1999, the Company can perform these functions manually.

The insertion of advertising into program breaks is automated by computer-controlled equipment. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can be performed manually.

The Company transmits its network programming to cable television and direct broadcast satellite systems via satellite. Management has determined that certain equipment, while noncompliant, will continue to function after 1999 and therefore does not need to be upgraded or replaced. Noncompliant equipment that could affect the production and transmission of a signal will be upgraded or replaced by the end of the second quarter of 1999.

Management believes the satellites used in transmitting the Company's networks are Y2K compliant and has received written assurances to that effect. However, the Company understands that headend equipment controlling set-top boxes for virtually all cable television subscribers is presently not Y2K compliant. Management believes that failure of this equipment could potentially prevent cable television systems from delivering the Company's programming to viewers. Management understands that equipment and set-top box manufacturers have developed solutions that cable television systems have begun to install in their headend equipment. Management anticipates that this issue will be remediated, but that process is not within the Company's control.

Testing of Upgrades and Replacements
The Company's Y2K remediation program includes testing of applications and equipment identified by the Company as compliant or certified as compliant by the vendor. The Company's Y2K remediation program also includes testing of upgrades and replacements of noncompliant systems and equipment as those upgrades and replacements are installed and upon completion of the installations. Most of the Company's Y2K remediation efforts in 1999 will focus on testing. Testing includes the use of dates that simulate transactions and environments, both before and after the year 2000, including leap year. While that testing provides assurance that the upgrades and replacements installed by the Company perform as designed, it is not possible for the Company to completely simulate the effect of the year 2000 when testing the Company's systems, and certain embedded chips cannot be tested. As of April 30, 1999, the Company had completed remediation efforts, including testing, of approximately 40% of all category 1 and category 2 systems.

Costs of Y2K Remediation Program
The Company does not routinely accumulate costs of the Company's Y2K remediation program. The total costs of the program, including capital spending on equipment and computer software, are estimated at less than $10 million. This estimate does not include the costs of labor and other internal resources. The majority of these costs would have been incurred regardless of the Y2K issue, although the Y2K issue has slightly accelerated the Company's plans to replace certain equipment and computer software. Management believes the redeployment of internal resources and the acceleration of these projects will not have a material adverse effect on other business operations.

Risks of Y2K Issues and Contingency Plans
Like all large companies, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking, telephony and electric power. Management has attempted to ensure that the third parties upon which the Company relies address their Y2K issues, but management has no direct knowledge of those issues and cannot estimate the costs to the Company if such issues are not remedied. Management believes the possibility of failure of these critical third party systems is unlikely.

As part of normal business practices, the company maintains site-specific emergency plans to be followed during emergency circumstances, such as failure of editorial systems, printing presses, or broadcast equipment. These emergency plans will be updated with a variety of internal and external scenarios that might occur as a result of the Y2K issue, and will specify alternatives if any Y2K-related business disruption occurs. The Company expects to complete such contingency plans by mid-1999, and will update those plans throughout the remainder of 1999 based upon the progress of the Y2K remediation program.

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