Form 10-Q
period 1999-06-30
SCRIPPS E W CO /DE
filed 1999-08-05
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1999 there were 58,962,989 of the Registrant's Class A Common Shares outstanding and 19,218,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 1999 Annual Meeting of Shareholders.


                                                                                        Broker
Description of Matters Submitted                 In Favor      Against      Abstain    Non-Votes
Class A Common Shares:
     Election of Directors:
     Daniel J. Meyer                            54,132,353      18,333
     Nicholas B. Paumgarten                     54,114,453      36,233
     Ronald W. Tysoe                            54,132,349      18,337

Common Voting Shares:
     Election of Directors:
     William R. Burleigh                        18,946,673
     John H. Burlingame                         18,946,673
     Nackey E. Scagliotti                       18,946,673
     Charles E. Scripps                         18,946,673
     Edward W. Scripps                          18,946,673
     Paul K. Scripps                            18,946,673
     Julie A. Wrigley                           18,946,673




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


                                    THE E. W. SCRIPPS COMPANY



Dated:  August 5, 1999              BY:  D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President and
                                    Chief Financial Officer

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1999               1998              1998
                                                                              (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       12,386    $        15,419    $      17,882
     Short-term investments                                                           385             20,551            3,237
     Accounts and notes receivable (less
         allowances -$10,721, $7,689, $7,298)                                     239,719            226,683          207,695
     Program rights and production costs                                           81,811             68,870           50,389
     Network distribution fees                                                     15,854             18,729           18,600
     Inventories                                                                   14,086             15,009           17,267
     Deferred income taxes                                                         25,136             24,140           22,698
     Miscellaneous                                                                 33,743             29,926           25,636
     Total current assets                                                         423,120            419,327          363,404

Investments                                                                       171,056            131,230          108,926

Property, Plant and Equipment                                                     478,506            479,286          472,399

Goodwill and Other Intangible Assets                                            1,189,988          1,204,469        1,227,649

Other Assets:
     Program rights and production costs (less current portion)                    41,117             50,763           42,970
     Network distribution fees (less current portion)                              53,038             43,204           35,324
     Miscellaneous                                                                 34,560             31,095           22,312
     Total other assets                                                           128,715            125,062          100,606

TOTAL ASSETS                                                               $    2,391,385    $     2,359,374    $   2,272,984

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1999               1998              1998
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      271,383    $       268,780    $     122,777
    Accounts payable                                                               72,357            101,870           81,455
    Customer deposits and unearned revenue                                         39,520             42,094           42,256
    Accrued liabilities:
        Employee compensation and benefits                                         45,200             40,816           45,157
        Network distribution fees                                                  39,453             35,520           18,026
        Miscellaneous                                                              56,214             57,687           48,161
    Total current liabilities                                                     524,127            546,767          357,832

Deferred Income Taxes                                                             127,726            115,577          100,383

Long-Term Debt (less current portion)                                             503,295            501,877          601,851

Other Long-Term Obligations and Minority Interests (less current portion)         127,977            126,421          120,396

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 58,933,789; 59,324,967; and 61,356,653 shares                  589                593              614
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,218,913 shares                                           192                192              192
    Total                                                                             781                785              806
    Additional paid-in capital                                                    140,160            161,878          251,849
    Retained earnings                                                             924,613            870,315          822,825
    Unrealized gains on securities available for sale                              48,542             38,904           21,600
    Foreign currency translation adjustment                                           164                581               59
    Unvested restricted stock awards                                              (6,000)            (3,731)          (4,617)
    Total stockholders' equity                                                  1,108,260          1,068,732        1,092,522

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,391,385    $     2,359,374    $   2,272,984

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                                Three months ended                  Six months ended
                                                                             June 30,                           June 30,
                                                                     1999             1998              1999             1998

Operating Revenues:
    Advertising                                                  $  299,044       $  277,427        $  581,942       $  534,975
    Circulation                                                      34,968           37,740            72,556           78,281
    Licensing                                                        15,285           16,022            31,051           30,606
    Joint operating agency distributions                             13,430           13,227            24,347           24,043
    Affiliate fees                                                   12,702            9,397            24,639           18,074
    Other                                                            12,884           13,105            27,201           27,748
    Total operating revenues                                        388,313          366,918           761,736          713,727

Operating Expenses:
    Employee compensation and benefits                              123,031          113,372           241,011          227,566
    Newsprint and ink                                                34,282           36,958            71,585           73,306
    Program, production and copyright costs                          28,980           25,100            58,590           48,529
    Other operating expenses                                         91,979           90,854           188,783          180,482
    Depreciation                                                     14,051           15,504            30,404           31,335
    Amortization of intangible assets                                 9,716            9,923            19,352           19,847
    Total operating expenses                                        302,039          291,711           609,725          581,065

Operating Income                                                     86,274           75,207           152,011          132,662

Other Credits (Charges):
    Interest expense                                               (11,026)         (11,747)          (22,099)         (23,759)
    Miscellaneous, net                                                1,652              915             2,954            (523)
    Net other credits (charges)                                     (9,374)         (10,832)          (19,145)         (24,282)


Income Before Taxes and Minority Interests                           76,900           64,375           132,866          108,380
Provision for Income Taxes                                           31,556           26,380            54,488           44,339


Income Before Minority Interests                                     45,344           37,995            78,378           64,041
Minority Interests                                                    1,113            1,571             2,146            2,539

Net Income                                                       $   44,231       $   36,424        $   76,232       $   61,502

Net Income per Share of Common Stock:
     Basic                                                             $.57             $.45              $.98             $.77
     Diluted                                                            .56              .45               .96              .75

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )
                                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                        1999             1998

Cash Flows from Operating Activities:
Net income                                                                                          $   76,232       $   61,502
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     49,756           51,182
      Deferred income taxes                                                                              5,958            5,765
      Minority interests in income of subsidiary companies                                               2,146            2,539
      Network distribution fee amortization greater (less) than payments                               (9,067)          (7,856)
      Program cost amortization greater (less) than payments                                          (22,841)         (14,004)
      Other changes in certain working capital accounts, net                                          (25,672)           20,312
      Miscellaneous, net                                                                                 6,409            5,217
Net operating activities                                                                                82,921          124,657

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (36,301)         (25,807)
Purchase of subsidiary company and long-term investments                                              (30,851)         (13,408)
Change in short-term investments, net                                                                   20,166             (59)
Miscellaneous, net                                                                                       7,596               18
Net investing activities                                                                              (39,390)         (39,256)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                               5,668
Payments on long-term debt                                                                             (1,694)         (48,564)
Repurchase Class A Common shares                                                                      (28,217)         (13,889)
Dividends paid                                                                                        (21,934)         (21,006)
Dividends paid to minority interests                                                                     (784)            (794)
Miscellaneous, net (primarily exercise of stock options)                                                   397            2,318
Net financing activities                                                                              (46,564)         (81,935)

Increase (Decrease) in Cash and Cash Equivalents                                                       (3,033)            3,466

Cash and Cash Equivalents:
Beginning of year                                                                                       15,419           14,416

End of period                                                                                       $   12,386       $   17,882


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $   21,892       $   23,685
   Income taxes paid                                                                                    43,647           40,853

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                  Accumulated   Unvested              Comprehensive
                                                             Additional              Other      Restricted  Total    Income for the
                                                    Common     Paid-in   Retained Comprehensive Stock   Stockholders'  Three Months
                                                    Stock      Capital   Earnings    Income     Awards     Equity     Ended June 30

Balances a December 31, 1997                       $     806  $  259,739 $  782,329   $  11,690 $ (5,602)  $  1,048,962

Comprehensive income:
     Net income                                                              61,502                              61,502    $ 36,424
     Unrealized gains, net of deferred tax
          of $5,811 and $3,520                                                           10,837                  10,837       6,536
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of $317                                        (634)                   (634)
     Increase in unrealized gains on securities                                          10,203                  10,203       6,536
     Foreign currency translation adjustments                                             (234)                   (234)       (140)
     Total                                                                   61,502       9,969                  71,471    $ 42,820
Dividends:  declared and paid - $.26 per share                             (21,006)                            (21,006)
Convert 114,798 Voting Shares to Class A Shares
Repurchase and retire 270,000 Class A Common Shares      (2)    (13,887)                                       (13,889)
Compensation plans, net:  235,924 shares issued, 1,500
     shares forfeited and 18,726 shares repurchased        2       3,023                              985         4,010
Tax benefits of compensation plans                                 2,974                                          2,974

Balances at June 30, 1998                          $     806  $  251,849 $  822,825  $   21,659 $ (4,617)  $  1,092,522


Balances at December 31, 1998                      $     785  $  161,878 $  870,315  $   39,485 $ (3,731)  $  1,068,732

Comprehensive income:
   Net income                                                                76,232                              76,232    $ 44,231
     Unrealized gains, net of deferred tax
         of $5,254 and $1,001                                                             9,696                   9,696       1,798
     Less:  reclassification adjustment for gains
          in income, net of deferred tax of $31                                            (58)                    (58)
     Increase in unrealized gains on securities                                           9,638                   9,638       1,798
     Foreign currency translation adjustments                                             (417)                   (417)       (156)
     Total                                                                   76,232       9,221                  85,453    $ 45,873
Dividends:  declared and paid - $.28 per share                             (21,934)                            (21,934)
Repurchase 636,600 Class A Common Shares                 (6)    (28,211)                                       (28,217)
Compensation plans, net:  273,651 shares issued;
    28,229 shares repurchased                              2       4,265                          (2,269)         1,998
Tax benefits of compensation plans                                 2,228                                          2,228

Balances at June 30, 1999                          $     781  $  140,160 $  924,613  $   48,706 $ (6,000)  $  1,108,260

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

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:


( in thousands )                                                       Three months ended                  Six months ended
                                                                            June 30,                            June 30,
                                                                     1999             1998              1999             1998

Basic weighted-average shares outstanding                            77,937           80,404            78,017           80,381
Effect of dilutive securities:
     Unvested restricted stock held by employees                        177              197               184              198
     Stock options held by employees                                    836            1,087               837            1,073
Diluted weighted-average shares outstanding                          78,950           81,688            79,038           81,652


Recently Issued Accounting Standards - The Financial Accounting Standards Board issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. As market conditions warrant, the Company uses foreign currency forward and option contracts to reduce the risk of changes in the exchange rate for the Japanese yen on the Company's anticipated net licensing receipts and forward contracts to reduce the risk of changes in the price of newsprint on anticipated purchases. The new standard, which must be adopted by January 1, 2001, will not have a material effect on the Company's financial position or its results of operations. Foreign currency forward and option contracts are currently recognized at fair value, however changes in the fair value of such contracts, which under current accounting rules are recognized immediately, will be initially reported as a separate component of comprehensive income and reclassified into earnings when the related licensing revenue is
earned.   Newsprint forward contracts, when used, are not recorded in the Company's balance sheet and gains and losses are deferred and recognized in income as the newsprint is consumed. Under the new standard newsprint forward contracts will be recorded at fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed.

Use of Estimates - In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Because of the previous uncertainty regarding the conditions under which the distribution contracts would be renewed, such fees had been amortized over the terms of the contracts. The Company has committed to pay certain cable television system operators additional distribution fees to carry the networks on systems not included in the original distribution contracts. Management believes the expanded distribution of the networks will increase affiliate fee and advertising revenue beyond the remaining terms of the original distribution contracts. The change in the estimated amortization period was made to better match revenue and expense. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives of the network distribution fees and the newspaper presses were made prospectively. The effect of these changes was to increase operating income $3,300,000 and net income $2,100,000 ($.03 per share) for the second quarter of 1999. The year-to-date increases were: operating income, $6,300,000 and net income, $3,900,000 ($.05 per share). The effect of the changes on the full year 1999 will be to increase net income per share by approximately $.10.

Reclassifications - For comparative purposes, certain 1998 amounts have been reclassified to conform to 1999 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1999 - In the first quarter the Company acquired the 70% of Colorado
       Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own for $1,100,000 and acquired an additional 1.86% interest in The Television Food Network for $2,400,000.

1998 - In the second quarter the Company acquired independent yellow page directories in Memphis, Tennessee, and Kansas City, Missouri, for $2,200,000.


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

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):


( in thousands )                                                                Three months                    Six months
                                                                                  ended                           ended
                                                                                 June 30,                        June 30,
                                                                                   1998                            1998

Operating revenues                                                               $    3,600                      $    7,400
Operating income (loss)                                                                 300                           (500)


3.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1999               1998              1998

Variable rate credit facilities                                            $      570,515    $       567,561    $     492,921
$100 million, 6.625% note, due in 2007                                             99,880             99,872           99,865
$100 million, 6.375% note, due in 2002                                             99,935             99,925           99,916
$30 million, 7.375% notes, due in 1998                                                                                 29,802
Other notes                                                                         4,348              3,299            2,124

Total long-term debt                                                              774,678            770,657          724,628
Current portion of long-term debt                                                 271,383            268,780          122,777

Long-term debt (less current portion)                                      $      503,295    $       501,877    $     601,851


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 1999, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted average interest rates on the Variable Rate Credit Facilities were 5.04% at June 30, 1999, 5.25% at December 31, 1998, and 5.65% at June 30, 1998.

4.  INVESTMENTS

Investments consisted of the following:

( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 1999               1998              1998

Securities available for sale:
     Time Warner common stock (1,344,000 shares)                           $       97,648    $        83,446    $      57,438
     Other                                                                          5,723              5,075            4,747
Total securities available for sale                                               103,371             88,521           62,185
Investments accounted for using the equity method                                   6,333              5,599            8,013
Other (primarily venture capital)                                                  61,352             37,110           38,728

Total investments                                                          $      171,056    $       131,230    $     108,926


Unrealized gains on securities available for sale                          $       74,727    $        59,866    $      33,244



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

Financial information for the Company's business segments is as follows:

( in thousands )                                                      Three months ended                  Six months ended
                                                                            June 30,                           June 30,
                                                                     1999             1998              1999             1998

OPERATING REVENUES
Newspapers                                                       $  224,893       $  220,077        $  444,633       $  435,203
Broadcast television                                                 81,605           88,733           156,972          163,548
Category television                                                  57,586           35,725           105,786           66,195
Licensing and other media                                            24,229           22,383            54,345           48,781
Total                                                            $  388,313       $  366,918        $  761,736       $  713,727

EBITDA
Newspapers                                                       $   69,992       $   65,621        $  135,400       $  128,347
Broadcast television                                                 27,709           35,414            49,157           57,967
Category television                                                  14,290              556            19,284            (184)
Licensing and other media                                             2,524            3,334             6,775            6,133
Corporate                                                           (4,474)          (4,291)           (8,849)          (8,419)
Total                                                            $  110,041       $  100,634        $  201,767       $  183,844

DEPRECIATION
Newspapers                                                       $    8,383       $    9,987        $   17,760       $   20,198
Broadcast television                                                  4,408            3,828             9,103            7,754
Category television                                                     634            1,242             2,449            2,472
Licensing and other media                                               375              207               601              424
Corporate                                                               251              240               491              487
Total                                                            $   14,051       $   15,504        $   30,404       $   31,335

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                       $    5,593       $    5,743        $   11,239       $   11,486
Broadcast television                                                  2,374            2,405             4,740            4,810
Category television                                                   1,608            1,772             3,182            3,546
Licensing and other media                                               141                3               191                5
Total                                                            $    9,716       $    9,923        $   19,352       $   19,847

OPERATING INCOME
Newspapers                                                       $   56,016       $   49,891        $  106,401       $   96,663
Broadcast television                                                 20,927           29,181            35,314           45,403
Category television                                                  12,048          (2,458)            13,653          (6,202)
Licensing and other media                                             2,008            3,124             5,983            5,704
Corporate                                                           (4,725)          (4,531)           (9,340)          (8,906)
Total                                                            $   86,274       $   75,207        $  152,011       $  132,662

OTHER NONCASH ITEMS
Broadcast television                                             $      522       $    (666)        $      812       $  (1,430)
Category television                                                (12,772)         (13,308)          (32,720)         (20,180)
Licensing and other media                                                              (219)                              (250)
Total                                                            $ (12,250)       $ (14,193)        $ (31,908)       $ (21,860)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of network distribution fees in excess of (less than) distribution fee payments.

( in thousands )                                                      Three months ended                  Six months ended
                                                                           June 30,                           June 30,
                                                                     1999             1998              1999             1998

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                       $    6,463       $    5,687        $   15,163       $   11,999
Broadcast television                                                  6,488            6,903             9,561           11,996
Category television                                                   7,193              828             8,421            1,135
Licensing and other media                                               434               54               921              117
Corporate                                                             1,525              245             2,235              560
Total                                                            $   22,103       $   13,717        $   36,301       $   25,807

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                                        $      449        $    1,129       $      780
Broadcast television                                             $       15              155                70              225
Category television                                                   9,058              845            23,797            3,590
Licensing and other media                                            16,463            8,949            22,514           11,782
Total                                                            $   25,536       $   10,398        $   47,510       $   16,377

ASSETS
Newspapers                                                                                          $1,225,291       $1,282,243
Broadcast television                                                                                   475,567          479,331
Category television                                                                                    413,463          309,466
Licensing and other media                                                                              223,279          152,540
Corporate                                                                                               53,785           49,404
Total                                                                                               $2,391,385       $2,272,984


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

All per share disclosures included in management's discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of operations were as follows:

( in thousands, except per share data )                        Quarterly Period                              Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Newspapers                                      $   224,893      3.9 %   $  216,430           $ 444,633      3.9 %   $  427,768
     Broadcast television                                 81,605     (8.0)%       88,733             156,972     (4.0)%      163,548
     Category television                                  57,586     61.2 %       35,725             105,786     59.8 %       66,195
     Licensing and other media                            24,229      8.2 %       22,383              54,345     11.4 %       48,781

     Total                                               388,313      6.9 %      363,271             761,736      7.9 %      706,292
     Divested operating units                                                      3,647                                       7,435

Total operating revenues                             $   388,313      5.8 %   $  366,918           $ 761,736      6.7 %   $  713,727

Operating income:
     Newspapers                                      $    56,016     12.9 %   $   49,625           $ 106,401     10.5 %   $   96,293
     Broadcast television                                 20,927    (28.3)%       29,181              35,314    (22.2)%       45,403
     Category television                                  12,048                 (2,458)              13,653                 (6,202)
     Licensing and other media                             2,008    (35.7)%        3,124               5,983     (9.6)%        6,622
     Corporate                                           (4,725)                 (4,531)             (9,340)                 (8,906)

     Total                                                86,274     15.1 %       74,941             152,011     14.1 %      133,210
     Divested operating units                                                        266                                       (548)

Total operating income                                    86,274     14.7 %       75,207             152,011     14.6 %      132,662
Interest expense                                        (11,026)                (11,747)            (22,099)                (23,759)
Miscellaneous, net                                         1,652                     915               2,954                   (523)
Income taxes                                            (31,556)                (26,380)            (54,488)                (44,339)
Minority interest                                        (1,113)                 (1,571)             (2,146)                 (2,539)

Net income                                           $    44,231     21.4 %   $   36,424           $  76,232     24.0 %   $   61,502

Per share of common stock:
    Net income                                              $.56     24.4 %         $.45                $.96     28.0 %         $.75

( in thousands )                                                Quarterly Period                             Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Other Financial and Statistical Data - excluding divested operations:

Total advertising revenues                           $   299,044      9.1 %   $  274,192           $ 581,942     10.0 %   $  528,816

Advertising revenues as a
     percentage of total revenues                         77.0 %                  75.5 %              76.4 %                  74.9 %

EBITDA:
     Newspapers                                      $    69,992      7.5 %   $   65,121           $ 135,400      6.2 %   $  127,482
     Broadcast television                                 27,709    (21.8)%       35,414              49,157    (15.2)%       57,967
     Category television                                  14,290                     556              19,284                   (184)
     Licensing and other media                             2,524                   3,334               6,775     (3.5)%        7,019
     Corporate                                           (4,474)                 (4,291)             (8,849)                 (8,419)

     Total                                           $   110,041      9.9 %   $  100,134           $ 201,767      9.7 %   $  183,865

Effective income tax rate                                 41.0 %                  41.0 %              41.0 %                  40.9 %

Weighted-average shares outstanding                       78,950     (3.4)%       81,688              79,038     (3.2)%       81,652

Cash provided by operating activities                $    22,824              $   35,219           $  82,921              $  124,657
Capital expenditures                                    (22,103)                (13,662)            (36,301)                (25,656)
Business acquisitions and other
     additions to long-lived assets                     (25,536)                (10,398)            (47,510)                (16,377)
Increase (decrease) in long-term debt                     40,042                  14,430               3,974                (48,564)
Repurchase Class A Common shares                        (11,508)                (13,889)            (28,217)                (13,889)
Dividends paid, including minority interests            (11,356)                (10,906)            (22,718)                (21,800)


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

In the first quarter of 1999 the Company acquired the 70% of Colorado Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own for $1.1 million in cash and acquired an additional 1.86% interest in The Television Food Network for $2.4 million. In the second quarter of 1998 the Company acquired independent yellow page directories in Memphis, Tennessee, and Kansas City, Missouri, for $2.2 million.

The Company sold Scripps Howard Productions ("SHP"), the Company's television program production operation based in Los Angeles in the second quarter of 1998 and the Dallas, Texas, community newspapers, including the Plano daily, in the fourth quarter of 1998. No material gain or loss was realized on either as proceeds approximated the book value of the net assets sold.

In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives were made prospectively. The effect of these changes was to increase EBITDA $2.3 million, operating income $3.3 million, and net income $2.1 million ($.03 per share) for the second quarter of 1999. The year-to-date increases were: EBITDA, $4.1 million; operating income, $6.3 million; and net income, $3.9 million ($.05 per share). The effect of the changes on the full year 1999 will be to increase net income per share by approximately $.10.

Excluding divested operations and the changes in estimated useful lives, EBITDA increased 7.6% and operating income increased 11% in the second quarter of 1999. Year-to-date EBITDA increased 7.5% and operating income increased 9.4%. Operating results for the Company's reportable segments, excluding Divested Operations, are presented on the following pages.

Interest expense decreased $1.7 million year-over-year as lower average interest rates more than offset increased average borrowings. The average monthly balance of outstanding debt increased $22 million to $756 million, however the weighted average interest rate on the Company's variable rate borrowings decreased from 5.65% at June 30, 1998, to 5.04% at June 30, 1999.

NEWSPAPERS - Operating results, excluding Divested Operations, were as follows:

( in thousands )                                               Quarterly Period                             Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Local                                           $    65,924      2.5 %   $   64,316           $ 134,117      4.1 %   $  128,842
     Classified                                           72,311      5.9 %       68,261             139,751      6.3 %      131,418
     National                                              8,938     45.1 %        6,158              16,870     34.8 %       12,519
     Preprint and other                                   25,226      9.3 %       23,072              49,190     10.5 %       44,508

     Newspaper advertising                               172,399      6.5 %      161,807             339,928      7.1 %      317,287
     Circulation                                          34,968     (6.7)%       37,497              72,556     (6.7)%       77,791
     Joint operating agency distributions                 13,430      1.5 %       13,227              24,347      1.3 %       24,043
     Other                                                 4,096      5.1 %        3,899               7,802     (9.8)%        8,647

Total operating revenues                                 224,893      3.9 %      216,430             444,633      3.9 %      427,768

Operating expenses:
     Employee compensation and benefits                   74,110      4.7 %       70,817             145,355      3.6 %      140,361
     Newsprint and ink                                    34,282     (6.0)%       36,479              71,585     (1.1)%       72,389
     Other                                                46,509      5.7 %       44,013              92,293      5.4 %       87,536
     Depreciation and amortization                        13,976     (9.8)%       15,496              28,999     (7.0)%       31,189

Total operating expenses                                 168,877      1.2 %      166,805             338,232      2.0 %      331,475

Operating income                                     $    56,016     12.9 %   $   49,625           $ 106,401     10.5 %   $   96,293

Other Financial and Statistical Data:

EBITDA                                               $    69,992      7.5 %   $   65,121           $ 135,400      6.2 %   $  127,482

Percent of operating revenues:
    Operating income                                      24.9 %                  22.9 %              23.9 %                  22.5 %
    EBITDA                                                31.1 %                  30.1 %              30.5 %                  29.8 %

Capital expenditures                                 $     6,463              $    5,631           $  15,163              $   11,848

Business acquisitions and other
     additions to long-lived assets                                                  449               1,129                     780


Newspaper results continue to be affected negatively by the effort to gain market share in Denver. Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market.
Excluding Denver, EBITDA increased 10% in the second quarter and 9.7% year-to-date.

Newsprint costs decreased in the second quarter due to a 16% decrease in newsprint prices. Year-over-year newsprint costs are expected to decrease approximately 10% in the third quarter of 1999.

The change in the maximum estimated lives of newspaper presses from 20 years to 30 years reduced depreciation expense by approximately $0.9 million in the second quarter and $1.7 million year-to-date. The change will have similar effects on quarterly depreciation for the remainder of 1999.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )                                               Quarterly Period                             Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Local                                           $    45,138      0.1 %   $   45,098           $  86,441      2.0 %   $   84,754
     National                                             31,651    (11.9)%       35,923              60,590     (8.2)%       66,005
     Political                                               165    (94.8)%        3,152                 529    (84.8)%        3,482
     Other                                                 4,651      2.0 %        4,560               9,412      1.1 %        9,307

Total operating revenues                                  81,605     (8.0)%       88,733             156,972     (4.0)%      163,548

Operating expenses:
     Employee compensation and benefits                   26,822      0.4 %       26,710              53,374      0.3 %       53,209
     Program and copyright costs                          13,916      4.5 %       13,311              28,191      5.6 %       26,684
     Other                                                13,158     (1.1)%       13,298              26,250      2.2 %       25,688
     Depreciation and amortization                         6,782      8.8 %        6,233              13,843     10.2 %       12,564

Total operating expenses                                  60,678      1.9 %       59,552             121,658      3.0 %      118,145

Operating income                                     $    20,927    (28.3)%   $   29,181           $  35,314    (22.2)%   $   45,403

Other Financial and Statistical Data:

EBITDA                                               $    27,709    (21.8)%   $   35,414           $  49,157    (15.2)%   $   57,967

Percent of operating revenues:
    Operating income                                      25.6 %                  32.9 %              22.5 %                  27.8 %
    EBITDA                                                34.0 %                  39.9 %              31.3 %                  35.4 %

Capital expenditures                                 $     6,488              $    6,903           $   9,561              $   11,996

Business acquisitions and other
     additions to long-lived assets                           15                     155                  70                     225


The demand for television advertising remained soft in most of the Company's television markets during the second quarter. Advance advertising sales indicate that year-over-year advertising sales for the third quarter will be stronger than in the second quarter, but comparisons will again be difficult because of the $3.8 million in political advertising revenue in the 1998 period.

Other revenue is primarily network compensation. Both ABC and NBC are engaged in efforts to reduce network compensation of all affiliates.
The Company's network compensation revenues decreased $0.3 million year-to-date, and are expected to decrease further in subsequent periods.

CATEGORY TELEVISION - Operating results were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                         1999      Change        1998                  1999    Change         1998

Operating revenues:
     Advertising                                     $    43,203     81.2 %   $   23,848           $  76,708     77.4 %   $   43,252
     Affiliate fees                                       12,702     35.2 %        9,397              24,639     36.3 %       18,074
     Other                                                 1,681    (32.2)%        2,480               4,439     (8.8)%        4,869

Total operating revenues                                  57,586     61.2 %       35,725             105,786     59.8 %       66,195

Operating expenses:
     Employee compensation and benefits                   13,207     71.5 %        7,700              23,786     53.0 %       15,544
     Programming and production costs                     15,064     27.8 %       11,783              30,399     40.4 %       21,649
     Network distribution costs                            3,299    (14.8)%        3,874               7,390      5.1 %        7,032
     Other                                                11,726     (0.7)%       11,812              24,927     12.5 %       22,154
     Depreciation and amortization                         2,242    (25.6)%        3,014               5,631     (6.4)%        6,018

Total operating expenses                                  45,538     19.3 %       38,183              92,133     27.3 %       72,397

Operating income (loss)                              $    12,048              $  (2,458)           $  13,653              $  (6,202)

Other Financial and Statistical Data:

EBITDA                                               $    14,290              $      556           $  19,284              $    (184)

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                      (12,772)                (13,308)             (32,720)               (20,180)

Capital expenditures                                       7,193                     828               8,421                   1,135

Business acquisitions and other
     additions to long-lived assets                        9,058                     845              23,797                   3,590


Increases in advertising and affiliate fee revenue are primarily due to the increase in the cable television systems that carry HGTV and Food Network. According to the Nielsen Homevideo Index, HGTV was distributed to 55.2 million homes in June 1999, up 13 million from June 1998 and up
3.3 million in the quarter. Food Network was distributed to 40.7 million homes in June 1999, up 7.6 million from June 1998 and up 1.6 million in the quarter.

Program and production costs have increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks.

The increase in additions to long-lived assets is primarily due to fees paid for expanded distribution of the networks and investments in Internet ventures. The Company expects to continue to expand distribution of HGTV and Food Network. Such expansion may require the payment of distribution fees to obtain carriage on additional cable television systems. Network distribution costs represents the amortization of these fees over the estimated lives of the distribution agreements. In the first quarter of 1999 the Company increased the amortization period of such fees to the greater of five years or the remaining terms of the initial distribution contracts. The change in estimated lives reduced network distribution costs $2.3 million in the second quarter and $4.1 million year-to-date. Network distribution costs for the full year of 1999 are expected to be approximately
$18 million.

Second quarter EBITDA for HGTV was $10.6 million in 1999 and $3.4 million in 1998. Year-to-date EBITDA was $14.8 million in 1999 and $5.2 million in 1998. EBITDA for Food Network was $3.3 million in the second quarter of 1999 compared to a loss of $1.8 million in 1998. Year-to-date EBITDA was $3.8 million in 1999 compared to a loss of $4.2 million in 1998. Food Network is not expected to produce positive EBITDA for the full year of 1999 due to further increases in programming and network distribution costs.

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

Cash flow from operating activities was $82.9 million in 1999 compared to $125 million in 1998. Increases in working capital employed by the category television segment combined with increased spending to improve programming and to expand distribution of HGTV and Food
Network were the primary causes of the decrease.

Net debt (borrowings less cash equivalent and other short-term investments) increased $24.2 million in the first six months of 1999 and totaled $774 million at June 30, 1999. The Company currently intends to repay debt only when there are not more productive uses for excess cash.

Cash flow from operating activities and the increase in net debt was used for capital expenditures of $36.3 million, dividend payments of $22.7 million, business acquisitions and other investments $30.9 million, and the repurchase of 0.6 million Class A Common Shares at a cost of $28.2 million. The 1998 authorization by the Board of Directors allows for the repurchase of an additional 2.4 million shares.

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

Identification and Assessment of Y2K Issues
The identification and assessment phase was completed in 1998. This phase included a comprehensive inventory of internally developed computer applications, computer applications and computer hardware purchased or licensed from third parties (which includes the majority of the Company's computer software applications), and other equipment with embedded chips. The inventoried applications and equipment were evaluated to identify Y2K issues. Y2K issues were identified based upon review of applications and equipment by the Company and/or communication with the vendor. This phase also included an assessment of the impact of failing to remediate identified Y2K issues on the Company's business operations, results of operations, and financial condition. Based upon the identification of Y2K issues and assessment of the effect of those issues, each of the computer applications and items of equipment with embedded chips were assigned to one of the following categories:
1) applications and equipment that, if they were to fail, would seriously impair the Company's ability to operate its business,
2) applications and equipment that, if they were to fail, would affect business operations but would not prevent the Company from inserting advertising, printing and delivering newspapers, or broadcasting its programs,
3) applications and equipment that, if they were to fail, would have little or no effect on business operations.

The Company created a central data base identifying all inventoried applications and equipment, Y2K issues identified, the priority of remediation based upon the perceived business risk, the method of remediation (upgrade or replace), and targeted remediation completion date. Approximately 40% of the Company's applications were classified in the highest priority and 33% in the second priority.

The identification and assessment phase also included communications with significant vendors, suppliers and customers to determine the extent to which the Company's systems and business operations are vulnerable if those third parties fail to remediate their own Y2K issues.

Y2K Remediation Efforts
The Company's plan of remediation includes a mix of installing new applications and equipment, upgrading existing applications and equipment, retiring obsolete systems and equipment, testing compliant and remediated systems and equipment, and confirming significant third party compliance. A discussion of the identified Y2K issues that could materially affect each of the Company's business segments and the Company's plan of remediation follows.

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

As of early August, the Company had verified compliance or completed upgrades or replacements of 84% of newspaper systems included in the highest priority, and 81% of those included in the second priority. Remediation of the remaining systems is expected to be completed by the end of the third quarter.

Management anticipates increasing its newsprint inventories in the latter part of 1999 to mitigate the effect of any temporary disruption in the delivery of newsprint or any disruption in the operation of newsprint mills.

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

Broadcast Television
The Company receives network and syndicated programming via satellite.
The Company's receipt of that programming is dependent upon the broadcast networks and program syndicators resolving their Y2K issues.
The Company has completed tests of the affiliate networks with NBC and ABC. Based upon such tests the Company expects it will be able to receive programming from the networks after 1999. Management does not anticipate any disruption in receiving programming, but in the event of such a disruption the Company has alternative programming available.

The Company uses advertising inventory management software to manage, schedule and bill advertising in each of the Company's broadcast television markets. This software is licensed from two different vendors. One system, which is used in three of the Company's markets, was certified Y2K-compliant by the vendor. The Company completed installation of a Y2K-compliant upgrade of the other system during the second quarter of 1999. The Company can perform these functions manually in the event of unforeseen failure of the systems.

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

As of early August, the Company had verified compliance or completed upgrades or replacements of 86% of broadcast television systems included in the highest priority, and 92% of those included in the second priority. Remediation of the remaining systems is expected to be completed during the third quarter of 1999.


Category Television
The Company uses advertising inventory management software to manage, schedule and bill advertising. Y2K-compliant upgrades of all non-compliant systems were installed in the second quarter of 1999. The Company can perform these functions manually in the event of unforeseen failure of the systems.

The insertion of advertising into program breaks is automated by computer-controlled equipment. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can be performed manually.

The Company transmits its network programming to cable television and direct broadcast satellite systems via satellite. Management has determined that certain equipment, while noncompliant, will continue to function after 1999 and therefore it does not need to be upgraded or replaced.

As of early August, the Company had verified compliance or completed upgrades or replacements of 78% of category television systems included in the highest priority, and 76% of those included in the second priority. Remediation of the remaining systems is expected to be completed during the third quarter of 1999.

Management believes the satellites used in transmitting the Company's networks are Y2K compliant and has received written assurances to that effect. However, the Company understands that headend equipment controlling set-top boxes for virtually all cable television subscribers is presently not Y2K compliant. Management believes that failure of this equipment could potentially prevent cable television systems from delivering the Company's programming to viewers. Management understands that equipment and set-top box manufacturers have developed solutions that cable television systems have begun to install in their headend equipment, and that these solutions would be substantially implemented by the third quarter of 1999. Management anticipates that this issue will be remediated, but that process is not within the Company's control.

Testing of Upgrades and Replacements
The Company's Y2K remediation program includes testing of applications and equipment identified by the Company as compliant or certified as compliant by the vendor. The Company's Y2K remediation program also includes testing of upgrades and replacements of noncompliant systems and equipment as those upgrades and replacements are installed and upon completion of the installations. Most of the Company's Y2K remediation efforts for the remainder of 1999 will focus on testing. Testing includes the use of dates that simulate transactions and environments, both before and after the year 2000, including leap year. While that testing provides assurance that the upgrades and replacements installed by the Company perform as designed, it is not possible for the Company to completely simulate the effect of the year 2000 when testing the Company's systems, and certain embedded chips cannot be tested. As of early August the Company had verified compliance or completed upgrades or replacements, and completed testing, of 83% of all systems included in the highest priority and 81% of those included in the second priority. Remediation and testing of the remaining systems is expected to be completed during the third quarter of 1999.

Costs of Y2K Remediation Program
The Company does not routinely accumulate costs of the Company's Y2K remediation program. The total costs of the program, including capital spending on equipment and computer software, are estimated at less than $10 million. This estimate does not include the costs of labor and other internal resources. The majority of these costs would have been incurred regardless of the Y2K issue, although the Y2K issue has slightly accelerated the Company's plans to replace certain equipment and computer software. Management believes the redeployment of internal resources and the acceleration of these projects has not had a material adverse effect on other business operations.

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

As part of normal business practices, the company maintains site-specific emergency plans to be followed during emergency circumstances, such as failure of editorial systems, printing presses, or broadcast equipment. These emergency plans will be updated with a variety of internal and external scenarios that might occur as a result of the Y2K issue, and will specify alternatives if any Y2K-related business disruption occurs. The Company will update those plans throughout the remainder of 1999 based upon the progress of the Y2K remediation program.

The Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment. The Company also expects to freeze technology updates or installation of new systems, to the extent possible, until the first quarter of 2000.

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