Form 10-Q
period 1999-09-30
SCRIPPS E W CO /DE
filed 1999-11-09
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1999


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1999 there were 58,890,296 of the Registrant's Class A Common Shares outstanding and 19,218,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999



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


                                    THE E. W. SCRIPPS COMPANY



Dated:  November 8, 1999            BY:  D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President and
                                    Chief Financial Officer

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

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1999               1998              1998
                                                                             (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       14,726    $        15,419    $      14,966
     Short-term investments                                                            66             20,551            2,529
     Accounts and notes receivable (less
         allowances -$11,358, $7,689, $7,742)                                     235,014            226,683          194,777
     Program rights and production costs                                          102,782             68,870           80,961
     Network distribution fees                                                     16,649             18,729           17,531
     Inventories                                                                   15,387             15,009           15,896
     Deferred income taxes                                                         27,725             24,140           24,180
     Miscellaneous                                                                 31,329             29,926           28,089
     Total current assets                                                         443,678            419,327          378,929

Investments                                                                       216,258            131,230          104,547

Property, Plant and Equipment                                                     482,436            479,286          473,985

Goodwill and Other Intangible Assets                                            1,181,638          1,204,469        1,217,887

Other Assets:
     Program rights and production costs (less current portion)                    68,530             50,763           49,619
     Network distribution fees (less current portion)                              53,972             43,204           33,192
     Miscellaneous                                                                 34,758             31,095           22,819
     Total other assets                                                           157,260            125,062          105,630

TOTAL ASSETS                                                               $    2,481,270    $     2,359,374    $   2,280,978

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1999               1998              1998
                                                                             (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      257,158    $       268,780    $     231,019
    Accounts payable                                                              115,428            101,870          101,686
    Customer deposits and unearned revenue                                         44,971             42,094           41,849
    Accrued liabilities:
        Employee compensation and benefits                                         50,032             40,816           45,129
        Network distribution fees                                                  39,329             35,520           15,931
        Miscellaneous                                                              47,972             57,687           54,877
    Total current liabilities                                                     554,890            546,767          490,491

Deferred Income Taxes                                                             140,830            115,577          101,358

Long-Term Debt (less current portion)                                             501,869            501,877          501,842

Other Long-Term Obligations and Minority Interests (less current portion)         141,212            126,421          124,224

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 58,989,873; 59,324,967; and 60,404,819 shares                  590                593              604
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,218,913 shares                                           192                192              192
    Total                                                                             782                785              796
    Additional paid-in capital                                                    141,577            161,878          206,448
    Retained earnings                                                             938,559            870,315          837,677
    Unrealized gains on securities available for sale                              65,969             38,904           22,528
    Foreign currency translation adjustment                                           710                581               63
    Unvested restricted stock awards                                              (5,128)            (3,731)          (4,449)
    Total stockholders' equity                                                  1,142,469          1,068,732        1,063,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,481,270    $     2,359,374    $   2,280,978

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                              Three months ended                  Nine months ended
                                                                         September 30,                      September 30,
                                                                     1999             1998              1999             1998

Operating Revenues:
    Advertising                                                  $  280,999       $  256,447        $  862,941       $  791,422
    Circulation                                                      34,237           37,803           106,793          116,084
    Licensing                                                        14,520           13,914            45,571           44,520
    Joint operating agency distributions                             12,479           11,836            36,826           35,879
    Affiliate fees                                                   13,012            9,491            37,651           27,565
    Other                                                            14,652           13,932            41,853           41,680
    Total operating revenues                                        369,899          343,423         1,131,635        1,057,150

Operating Expenses:
    Employee compensation and benefits                              123,647          112,388           364,658          339,954
    Newsprint and ink                                                32,775           36,100           104,360          109,406
    Program, production and copyright costs                          33,531           26,095            92,121           74,624
    Other operating expenses                                         97,846           86,073           286,629          266,555
    Depreciation                                                     17,240           15,019            47,644           46,354
    Amortization of intangible assets                                 9,443           10,292            28,795           30,139
    Total operating expenses                                        314,482          285,967           924,207          867,032

Operating Income                                                     55,417           57,456           207,428          190,118

Other Credits (Charges):
    Interest expense                                               (11,279)         (11,712)          (33,378)         (35,471)
    Miscellaneous, net                                                (214)              285             2,740            (238)
    Net other credits (charges)                                    (11,493)         (11,427)          (30,638)         (35,709)


Income Before Taxes and Minority Interests                           43,924           46,029           176,790          154,409
Provision for Income Taxes                                           17,954           18,852            72,442           63,191


Income Before Minority Interests                                     25,970           27,177           104,348           91,218
Minority Interests                                                    1,077            1,099             3,223            3,638

Net Income                                                       $   24,893       $   26,078        $  101,125       $   87,580

Net Income per Share of Common Stock:
     Basic                                                             $.32             $.33             $1.30            $1.09
     Diluted                                                            .32              .32              1.28             1.08

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                           Nine months ended
                                                                                                             September 30,
                                                                                                        1999             1998

Cash Flows from Operating Activities:
Net income                                                                                          $  101,125       $   87,580
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     76,439           76,493
      Deferred income taxes                                                                              7,116            4,758
      Minority interests in income of subsidiary companies                                               3,223            3,638
      Network distribution fee amortization greater (less) than payments                               (6,719)          (6,904)
      Program cost amortization greater (less) than payments                                          (28,389)         (12,812)
      Other changes in certain working capital accounts, net                                          (16,626)           22,798
      Miscellaneous, net                                                                                 5,766            2,904
Net operating activities                                                                               141,935          178,455

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (58,613)         (42,873)
Purchase of subsidiary company and long-term investments                                              (43,435)         (14,614)
Change in short-term investments, net                                                                   20,485             576
Miscellaneous, net                                                                                      11,777          10,698
Net investing activities                                                                              (69,786)         (46,213)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                               3,865
Payments on long-term debt                                                                            (15,557)         (40,369)
Repurchase Class A Common shares                                                                      (29,101)         (62,161)
Dividends paid                                                                                        (32,881)         (32,232)
Dividends paid to minority interests                                                                   (1,176)          (1,189)
Miscellaneous, net (primarily exercise of stock options)                                                 2,008            4,259
Net financing activities                                                                              (72,842)        (131,692)

Increase (Decrease) in Cash and Cash Equivalents                                                         (693)              550

Cash and Cash Equivalents:
Beginning of year                                                                                       15,419           14,416

End of period                                                                                       $   14,726       $   14,966


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $   29,674       $   31,490
   Income taxes paid                                                                                    79,224           61,223

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                               Accumulated Unvested                 Comprehensive
                                                         Additional              Other     Restricted   Total       Income for the
                                              Common     Paid-in    Retained Comprehensive  Stock    Stockholders'  Three Months
                                              Stock      Capital    Earnings     Income     Awards      Equity      Ended Sept. 30

Balances at December 31, 1997                 $     806  $  259,739 $  782,329  $   11,690 $ (5,602)  $  1,048,962

Comprehensive income:
     Net income                                                         87,580                              87,580      $   26,078
     Unrealized gains, net of deferred tax
       of $6,206 and $395                                                           11,570                  11,570             733
     Less: reclassification adjustment for gains
       in income, net of deferred tax
       of $212 and ($105)                                                            (439)                   (439)             195
     Increase in unrealized gains on securities                                     11,131                  11,131             928
     Foreign currency translation adjustments                                        (230)                   (230)               4
     Total                                                              87,580      10,901                  98,481      $   27,010
Dividends:  declared and paid - $.40 per share                        (32,232)                            (32,232)
Convert 114,798 Voting Shares to Class A Shares
Repurchase 1,269,800 Class A Common Shares         (13)    (62,148)                                       (62,161)
Compensation plans, net:  284,735 shares issued,
  1,500 shares forfeited and 19,571
  shares repurchased                                  3       5,567                            1,153         6,723
Tax benefits of compensation plans                            3,290                                          3,290

Balances at September 30, 1998                $     796  $  206,448 $  837,677  $   22,591 $ (4,449)  $  1,063,063


Balances at December 31, 1998                 $     785  $  161,878 $  870,315  $   39,485 $ (3,731)  $  1,068,732

Comprehensive income:
     Net income                                                        101,125                             101,125      $   24,893
     Unrealized gains, net of deferred tax
         of $14,620 and $9,366                                                      27,123                  27,123          17,427
     Less:  reclassification adjustment for gains
          in income, net of deferred tax of $31                                       (58)                    (58)
     Increase in unrealized gains on securities                                     27,065                  27,065          17,427
     Foreign currency translation adjustments                                          129                     129             546
     Total                                                             101,125      27,194                 128,319      $   42,866
Dividends:  declared and paid - $.42 per share                        (32,881)                            (32,881)
Repurchase 655,100 Class A Common Shares            (6)    (29,095)                                       (29,101)
Compensation plans, net:  348,435 shares issued;
  200 shares forfeited; 28,229 shares repurchased     3       6,204                          (1,397)         4,810
Tax benefits of compensation plans                            2,590                                          2,590

Balances at September 30, 1999                $     782  $  141,577 $  938,559  $   66,679 $ (5,128)  $  1,142,469

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )                                                        Three months ended                 Nine months ended
                                                                           September 30,                     September 30,
                                                                     1999             1998              1999             1998
Basic weighted-average shares outstanding                            77,874           79,874            77,969           80,212
Effect of dilutive securities:
     Unvested restricted stock held by employees                        170              191               180              195
     Stock options held by employees                                    881              976               851            1,041
Diluted weighted-average shares outstanding                          78,925           81,041            79,000           81,448


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

Use of Estimates - In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Because of the previous uncertainty regarding the conditions under which the distribution contracts would be renewed, such fees had been amortized over the terms of the contracts. The Company has committed to pay certain cable television system operators additional distribution fees to carry the networks on systems not included in the original distribution contracts. Management believes the expanded distribution of the networks will increase affiliate fee and advertising revenue beyond the remaining terms of the original distribution contracts. The change in the estimated amortization period was made to better match revenue and expense. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives of the network distribution fees and the newspaper presses were made prospectively. The effect of these changes was to increase operating income $2,800,000 and net income $1,800,000 ($.02 per share) for the third quarter of 1999. The year-to-date increases were operating income, $9,100,000 and net income, $5,700,000 ($.07 per share). The effect of the changes on the full year 1999 will be to increase net income per share by approximately $.10.

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

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):

    ( in thousands )                                                                Three months                   Nine months
                                                                                      ended                           ended
                                                                                    September 30,                September 30,
                                                                                       1998                            1998

   Operating revenues                                                               $    3,400                      $   10,900
   Operating income (loss)                                                                 200                           (400)


3.  UNUSUAL CREDITS AND CHARGES

In addition to the change in accounting estimates, unusual items that affected the comparability of the Company's results of operations included the following:

1999 - In the third quarter the Company reduced revenue by $2,500,000 for "make goods" to Home & Garden Television ("HGTV") advertisers related to possible under delivery of audience levels since 1997. The accrual of make goods reduced net income by $1,600,000 ($.02 per share).

       In the third quarter the Company made severance payments totaling $1,200,000 to certain television station employees, reducing net income $700,000 ($.01 per share). The Company expects to incur additional severance costs totaling approximately $900,000 in the fourth quarter.

       In the third quarter the Company incurred costs totaling $800,000 to move the Television Food Network's operations to a different location in Manhattan, reducing net income $500,000 ($.01 per share).

       In the third quarter Scripps Ventures sold its interest in Family Point Inc. to iVillage Inc. for cash and stock, resulting in a gain of $8,600,000. Scripps Ventures also accrued $9,600,000 of incentive compensation for its managers in the third quarter. The incentive compensation is based on the Scripps Ventures portfolio's net gain (realized and estimated unrealized) of $71,000,000 as of September 30, 1999. The incentive compensation will be paid in 2001 based on the portfolio's return through June 2001. The estimated value of the portfolio on September 30, 1999, was $111,000,000 (see
       Note 5). The net effect of the gain and accrual was to reduce net income $700,000 ($.01 per share).

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                             September 30,       December 31,   September 30,
                                                                                 1999               1998              1998

Variable rate credit facilities, including commercial paper                $      555,474    $       567,561    $     501,138
$100 million, 6.625% note, due in 2007                                             99,883             99,872           99,869
$100 million, 6.375% note, due in 2002                                             99,940             99,925           99,920
$30 million, 7.375% notes, due in 1998                                                                                 29,826
Other notes                                                                         3,730              3,299            2,108

Total long-term debt                                                              759,027            770,657          732,861
Current portion of long-term debt                                                 257,158            268,780          231,019

Long-term debt (less current portion)                                      $      501,869    $       501,877    $     501,842


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2000, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted average interest rates on the Variable Rate Credit Facilities were 5.52% at September 30, 1999, 5.25% at December 31, 1998, and 5.59% at September 30, 1998.

5.  INVESTMENTS

Investments consisted of the following:

( in thousands )                                                                                   As of
                                                                             September 30,      December 31,    September 30,
                                                                                 1999               1998              1998

Securities available for sale:
     Time Warner common stock (1,344,000 shares)                           $       81,681    $        83,446    $      58,867
     Garden.com Inc. (2,414,000 common shares and 276,000 warrants)                50,175
     iVillage Inc. (270,000 common shares)                                          9,510
     Other                                                                          9,069              5,075            7,446
Total securities available for sale                                               150,435             88,521           66,313
Investments accounted for using the equity method                                   6,582              5,599            6,050
Other                                                                              59,241             37,110           32,184

Total investments                                                          $      216,258    $       131,230    $     104,547


Unrealized gains on securities available for sale                          $      101,520    $        59,866    $      34,672


The Company records its investments at fair value, except for equity securities accounted for under the equity method or issued by private companies. All investments recorded at fair value have been classified as available for sale. The fair value of available-for-sale investments is determined by quoted market prices. The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of stockholders' equity.

In the third quarter of 1999 Scripps Ventures sold its interest in Family Point Inc. to iVillage Inc. (see Note 3). Also in the third quarter Garden.com Inc. completed an initial public offering of its common stock. The Company's investments in Garden.com Inc. and Family Point Inc. were previously included in other investments.

Other investments are primarily venture capital investments in private companies. Because no quoted market prices are available, such investments are recorded at cost, net of impairment write-downs. However, based upon prices paid for shares in those companies by other investors in the most recent round of financings, the indicated value of those investments exceeds their recorded amount by $27,000,000, however, there is no assurance that the Company could sell these investments at the indicated values.


6.  SEGMENT INFORMATION

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

Financial information for the Company's business segments is as follows:

( in thousands )                                                        Three months ended                Nine months ended
                                                                          September 30,                     September 30,
                                                                     1999             1998              1999             1998

OPERATING REVENUES
Newspapers                                                       $  221,999       $  214,390        $  666,632       $  649,593
Broadcast television                                                 72,205           72,615           229,177          236,163
Category television                                                  51,468           35,838           157,254          102,033
Licensing and other media                                            24,227           20,580            78,572           69,361
Total                                                            $  369,899       $  343,423        $1,131,635       $1,057,150

EBITDA
Newspapers                                                       $   67,181       $   63,589        $  202,581       $  191,936
Broadcast television                                                 18,257           20,229            67,414           78,196
Category television                                                 (1,163)            1,347            18,121            1,163
Licensing and other media                                             1,892            2,116             8,667            8,249
Corporate                                                           (4,067)          (4,514)          (12,916)         (12,933)
Total                                                            $   82,100       $   82,767        $  283,867       $  266,611

DEPRECIATION
Newspapers                                                       $   10,595       $   10,009        $   28,355       $   30,207
Broadcast television                                                  4,367            3,466            13,470           11,220
Category television                                                   1,447            1,065             3,896            3,537
Licensing and other media                                               540              200             1,141              624
Corporate                                                               291              279               782              766
Total                                                            $   17,240       $   15,019        $   47,644       $   46,354

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                       $    5,440       $    5,797        $   16,679       $   17,283
Broadcast television                                                  2,367            2,405             7,107            7,215
Category television                                                   1,574            2,093             4,756            5,639
Licensing and other media                                                62              (3)               253                2
Total                                                            $    9,443       $   10,292        $   28,795       $   30,139

OPERATING INCOME
Newspapers                                                       $   51,146       $   47,783        $  157,547       $  144,446
Broadcast television                                                 11,523           14,358            46,837           59,761
Category television                                                 (4,184)          (1,811)             9,469          (8,013)
Licensing and other media                                             1,290            1,919             7,273            7,623
Corporate                                                           (4,358)          (4,793)          (13,698)         (13,699)
Total                                                            $   55,417       $   57,456        $  207,428       $  190,118

OTHER NONCASH ITEMS
Broadcast television                                             $    1,923       $    1,673        $    2,735       $      243
Category television                                                 (5,123)              479          (37,843)         (19,701)
Licensing and other media                                                                (8)                              (258)
Total                                                            $  (3,200)       $    2,144        $ (35,108)       $ (19,716)


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of network distribution fees in excess of (less than) distribution fee payments.

( in thousands )                                                        Three months ended                 Nine months ended
                                                                           September 30,                     September 30,
                                                                     1999             1998              1999             1998

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                       $    6,510       $    5,447        $   21,673       $   17,446
Broadcast television                                                  5,964            8,931            15,525           20,927
Category television                                                   6,901            1,717            15,322            2,852
Licensing and other media                                             2,706              803             5,580              920
Corporate                                                               231              168               513              728
Total                                                            $   22,312       $   17,066        $   58,613       $   42,873

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                       $      107       $      113        $    1,236       $      893
Broadcast television                                                     35               73               105              298
Category television                                                   6,044              460            29,841            4,050
Licensing and other media                                            12,443            1,641            34,957           13,423
Total                                                            $   18,629       $    2,287        $   66,139       $   18,664

ASSETS
Newspapers                                                                                          $1,222,443       $1,272,555
Broadcast television                                                                                   503,194          500,477
Category television                                                                                    432,868          313,034
Licensing and other media                                                                              264,008          143,983
Corporate                                                                                               58,757           50,929
Total                                                                                               $2,481,270       $2,280,978


Other additions to long-lived assets include investments and network distribution fees. Corporate assets are primarily cash, short-term investments, and refundable and deferred income taxes.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

The E. W. Scripps Company ("Company") operates in three reportable segments: Newspapers, Broadcast Television and Category Television. The newspaper segment includes 19 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. The category television segment includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), Do It Yourself Network ("DIY") and the Company's 12% equity interest in FOX Sports South, a regional cable television network. Licensing and Other Media aggregates operating segments that are too small to warrant separate reporting, including syndication and licensing of news features and comics and publication of independent telephone directories.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is included in the discussion of results of operations because:
    Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year economic performance than the change in operating income because, combined with information on capital spending plans, it is more reliable. Changes in amortization and depreciation have no impact on economic performance. Depreciation is a function of capital spending, the plan for which is important information so it is separately disclosed.

    Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

    Financial analysts and acquirors use EBITDA, combined with capital spending requirements, to value communications media companies.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

Consolidated results of operations were as follows:

( in thousands, except per share data )                         Quarterly Period                              Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Newspapers                                      $   221,999      5.2 %   $  210,941          $  666,632      4.4 %   $  638,709
     Broadcast television                                 72,205     (0.6)%       72,615             229,177     (3.0)%      236,163
     Category television                                  51,468     43.6 %       35,838             157,254     54.1 %      102,033
     Licensing and other media                            24,227     17.7 %       20,580              78,572     13.3 %       69,361

     Total                                               369,899      8.8 %      339,974           1,131,635      8.2 %    1,046,266
     Divested operating units                                                      3,449                                      10,884

Total operating revenues                             $   369,899      7.7 %   $  343,423          $1,131,635      7.0 %   $1,057,150

Operating income:
     Newspapers                                      $    51,146      7.4 %   $   47,612          $  157,547      9.5 %   $  143,905
     Broadcast television                                 11,523    (19.7)%       14,358              46,837    (21.6)%       59,761
     Category television                                 (4,184)                 (1,811)               9,469                 (8,013)
     Licensing and other media                             1,290    (32.8)%        1,919               7,273    (14.8)%        8,541
     Corporate                                           (4,358)                 (4,793)            (13,698)                (13,699)

     Total                                                55,417     (3.3)%       57,285             207,428      8.9 %      190,495
     Divested operating units                                                        171                                       (377)

Total operating income                                    55,417     (3.5)%       57,456             207,428      9.1 %      190,118
Interest expense                                        (11,279)                (11,712)            (33,378)                (35,471)
Miscellaneous, net                                         (214)                     285               2,740                   (238)
Income taxes                                            (17,954)                (18,852)            (72,442)                (63,191)
Minority interest                                        (1,077)                 (1,099)             (3,223)                 (3,638)

Net income                                           $    24,893     (4.5)%   $   26,078          $  101,125     15.5 %   $   87,580

Per share of common stock:
    Net income                                              $.32                    $.32               $1.28     18.5 %        $1.08


All per share disclosures are on a diluted basis.

Other financial and statistical data, excluding divested operations, is as follows:

( in thousands )                                                Quarterly Period                             Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Total advertising revenues                           $   280,999     10.9 %   $  253,412           $ 862,941     10.3 %   $  782,228

Advertising revenues as a
     percentage of total revenues                         76.0 %                  74.5 %              76.3 %                  74.8 %

EBITDA:
     Newspapers                                      $    67,181      6.1 %   $   63,305           $ 202,581      6.2 %   $  190,787
     Broadcast television                                 18,257     (9.7)%       20,229              67,414    (13.8)%       78,196
     Category television                                 (1,163)                   1,347              18,121                   1,163
     Licensing and other media                             1,892                   2,116               8,667     (5.1)%        9,135
     Corporate                                           (4,067)                 (4,514)            (12,916)                (12,933)

     Total                                           $    82,100     (0.5)%   $   82,483           $ 283,867      6.6 %   $  266,348

Effective income tax rate                                 40.9 %                  41.0 %              41.0 %                  40.9 %

Weighted-average shares outstanding                       78,925     (2.6)%       81,041              79,000     (3.0)%       81,448

Cash provided by operating activities                $    59,014              $   53,798           $ 141,935              $  178,455
Capital expenditures                                    (22,312)                (17,018)            (58,613)                (42,674)
Business acquisitions and other
     additions to long-lived assets                     (18,629)                 (2,287)            (66,139)                (18,664)
Increase (decrease) in long-term debt                   (15,666)                   8,195            (11,692)                (40,369)
Repurchase Class A Common shares                           (884)                (48,272)            (29,101)                (62,161)
Dividends paid, including minority interests            (11,339)                (11,621)            (34,057)                (33,421)


In order to accurately assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of certain unusual items, nonrecurring gains and losses, and divested operations. The following discussion and analysis focuses on amounts and trends excluding the impact of such unusual items and divested operations.

The Company sold Scripps Howard Productions ("SHP"), the Company's television program production operation based in Los Angeles in the second quarter of 1998 and the Dallas, Texas, community newspapers, including the Plano daily, in the fourth quarter of 1998. No material gain or loss was realized on either as proceeds approximated the book value of the net assets sold.

Unusual items and non-recurring gains and losses in the third quarter of 1999 that affected the comparability of reported results include the following:
  Category Television revenues were reduced by $2.5 million for "make goods" to HGTV advertisers related to possible under delivery of audience levels since 1997. In addition, the Company incurred costs totaling $0.8 million to move the Food Network operations to a different location in Manhattan. The accrual of make goods and the moving costs reduced EBITDA by $3.3 million and net income by $2.1 million ($.03 per share).

  Broadcast Television EBITDA was reduced $1.2 million by severance payments to certain television station employees, reducing net income $0.7 million ($.01 per share). The Company expects to incur additional severance costs totaling approximately $0.9 million in the fourth quarter.

  The Company sold its interest in Family Point Inc. to iVillage Inc.
  for cash and stock, resulting in a gain of $8.6 million, and accrued $9.6 million of incentive compensation for the managers of its venture capital fund (see Note 3). The net effect of the gain and accrual was to reduce net income $0.7 million ($.01 per share).

Excluding the unusual items described above, third quarter earnings per share were $.36 in 1999 versus $.32 in 1998.

In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives were made prospectively. The effect of these changes was to increase EBITDA $1.8 million, operating income $2.8 million, and net income $1.8 million ($.02 per share) for the third quarter of 1999. The year-to-date increases were EBITDA, $5.9 million; operating income, $9.1 million; and net income, $5.7 million ($.07 per share). The effect of the changes on the full year 1999 will be to increase net income per share by approximately $.10.

Excluding the change in accounting estimates, the divested operations, and the unusual items previously described, EBITDA increased 2.9% and operating income was flat in the third quarter. Year-to-date
EBITDA increased 6.1% and operating income increased 6.5%. Operating results for the Company's reportable segments, excluding Divested Operations, are presented on the following pages.

Interest expense decreased $2.1 million year-to-date as lower average interest rates more than offset increased average borrowings. The monthly average balance of interest-bearing obligations increased $23 million to $777 million.

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

NEWSPAPERS - Operating results, excluding Divested Operations, were as follows:

( in thousands )                                               Quarterly Period                                Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Local                                           $    63,817      4.8 %   $   60,919           $ 197,934      4.3 %   $  189,761
     Classified                                           74,306     10.6 %       67,186             214,057      7.8 %      198,604
     National                                              7,629      7.5 %        7,099              24,499     24.9 %       19,618
     Preprint and other                                   25,626     13.6 %       22,563              74,816     11.5 %       67,071

     Newspaper advertising                               171,378      8.6 %      157,767             511,306      7.6 %      475,054
     Circulation                                          34,237     (8.8)%       37,561             106,793     (7.4)%      115,352
     Joint operating agency distributions                 12,479      5.4 %       11,836              36,826      2.6 %       35,879
     Other                                                 3,905      3.4 %        3,777              11,707     (5.8)%       12,424

Total operating revenues                                 221,999      5.2 %      210,941             666,632      4.4 %      638,709

Operating expenses:
     Employee compensation and benefits                   74,319      7.1 %       69,413             219,674      4.7 %      209,774
     Newsprint and ink                                    32,775     (8.0)%       35,617             104,360     (3.4)%      108,006
     Other                                                47,724     12.0 %       42,606             140,017      7.6 %      130,142
     Depreciation and amortization                        16,035      2.2 %       15,693              45,034     (3.9)%       46,882

Total operating expenses                                 170,853      4.6 %      163,329             509,085      2.9 %      494,804

Operating income                                     $    51,146      7.4 %   $   47,612           $ 157,547      9.5 %   $  143,905

Other Financial and Statistical Data:

EBITDA                                               $    67,181      6.1 %   $   63,305           $ 202,581      6.2 %   $  190,787

Percent of operating revenues:
    Operating income                                      23.0 %                  22.6 %              23.6 %                  22.5 %
    EBITDA                                                30.3 %                  30.0 %              30.4 %                  29.9 %

Capital expenditures                                 $     6,510              $    5,399           $  21,673              $   17,247

Business acquisitions and other
     additions to long-lived assets                          107                     113               1,236                     893


Newspaper results continue to be affected negatively by the effort to gain market share in Denver. Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market. Increased newspaper distribution, subscriber solicitation and marketing costs account for 65% of the increase in third quarter other cash expenses. Excluding Denver, EBITDA increased 9% in the third quarter and 9.5% year-to-date.

Newsprint costs decreased in the third quarter due to a 20% decrease in newsprint prices, which was partially offset by a 13% increase in newsprint consumed. The increase in consumption is primarily due to a 19% year-over-year increase in circulation in the Denver market.

The change in the maximum estimated lives of newspaper presses from 20 years to 30 years reduced depreciation expense by approximately $0.9 million in the third quarter and $2.6 million year-to-date. The change will have a similar effect on fourth quarter depreciation.

BROADCAST TELEVISION - Operating results were as follows:


( in thousands )                                               Quarterly Period                                Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Local                                           $    39,248      6.8 %   $   36,749           $ 125,689      3.4 %   $  121,503
     National                                             27,758      0.5 %       27,613              88,348     (5.6)%       93,618
     Political                                               979    (74.0)%        3,767               1,508    (79.2)%        7,249
     Other                                                 4,220     (5.9)%        4,486              13,632     (1.2)%       13,793

Total operating revenues                                  72,205     (0.6)%       72,615             229,177     (3.0)%      236,163

Operating expenses:
     Employee compensation and benefits                   27,240      4.9 %       25,971              80,614      1.8 %       79,180
     Syndicated programs and copyrights                   14,618      5.0 %       13,925              42,809      5.4 %       40,609
     Other                                                12,090     (3.2)%       12,490              38,340      0.4 %       38,178
     Depreciation and amortization                         6,734     14.7 %        5,871              20,577     11.6 %       18,435

Total operating expenses                                  60,682      4.2 %       58,257             182,340      3.4 %      176,402

Operating income                                     $    11,523    (19.7)%   $   14,358           $  46,837    (21.6)%   $   59,761

Other Financial and Statistical Data:

EBITDA                                               $    18,257     (9.7)%   $   20,229           $  67,414    (13.8)%   $   78,196

Percent of operating revenues:
    Operating income                                      16.0 %                  19.8 %              20.4 %                  25.3 %
    EBITDA                                                25.3 %                  27.9 %              29.4 %                  33.1 %

Capital expenditures                                 $     5,964              $    8,931           $  15,525              $   20,927

Business acquisitions and other
     additions to long-lived assets                           35                      73                 105                     298


Year-over-year revenue comparisons improved in the third quarter, partly due to the softness of the prior year period. Third quarter 1998 revenues were 5.6% less than 1997, despite $3.8 million of political advertising in the 1998 period compared to $0.4 million in the 1997 period. Comparisons in the fourth quarter will be difficult because of the $12.8 million in political advertising revenue in the 1998 period.

Other revenue is primarily network compensation. The Company's network compensation revenues decreased $1.1 million year-to-date, and are expected to be down approximately $3.0 million, to $13.0 million, for the full year of 1999. Network compensation revenues are expected to be approximately $10.0 million in 2000 and 2001. These reductions in network compensation will be partially offset by advertising revenue from additional spots provided to the stations for local sales.

Employee compensation and benefits in the third quarter of 1999 includes termination benefits totaling $1.2 million. The Company expects to incur employee termination costs of approximately $0.9 million in the fourth quarter. Excluding the termination benefits, employee compensation and benefits were flat.

CATEGORY TELEVISION - Operating results were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          1999     Change         1998                 1999    Change         1998

Operating revenues:
     Advertising                                     $    34,849     52.5 %   $   22,847           $ 111,557     68.8 %   $   66,099
     Affiliate fees                                       13,012     37.1 %        9,491              37,651     36.6 %       27,565
     Other                                                 3,607      3.1 %        3,500               8,046     (3.9)%        8,369

Total operating revenues                                  51,468     43.6 %       35,838             157,254     54.1 %      102,033

Operating expenses:
     Employee compensation and benefits                   13,065     60.9 %        8,121              36,851     55.7 %       23,665
     Programming and production                           18,913     56.1 %       12,117              49,312     46.0 %       33,766
     Network distribution                                  3,721      0.4 %        3,708              11,607     (1.1)%       11,742
     Other                                                16,932     60.6 %       10,545              41,363     30.5 %       31,697
     Depreciation and amortization                         3,021     (4.3)%        3,158               8,652     (5.7)%        9,176

Total operating expenses                                  55,652     47.8 %       37,649             147,785     34.3 %      110,046

Operating income (loss)                              $   (4,184)              $  (1,811)           $   9,469              $  (8,013)

Other Financial and Statistical Data:

EBITDA                                               $   (1,163)              $    1,347           $  18,121              $    1,163

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                       (5,123)                     479             (37,843)               (19,701)

Capital expenditures                                       6,901                   1,717              15,322                   2,852

Business acquisitions and other
     additions to long-lived assets                        6,044                     460              29,841                   4,050


In the third quarter of 1999 the Company reduced revenue $2.5 million for potential make goods to HGTV advertisers related to possible under delivery of audience levels since 1997. Excluding the accrual of the make goods, advertising revenue increased 63%. Based upon advance advertising sales, advertising revenues in the fourth quarter of 1999 are expected to increase approximately 85% over the fourth quarter of 1998.

According to the Nielsen Homevideo Index ("Nielsen"), HGTV was distributed to 57.9 million homes in September 1999, up 12.8 million from September 1998 and up 2.7 million in the quarter. According to Nielsen, Food Network was distributed to 42.4 million homes in September 1999, up 7.9 million from September 1998 and up 1.6 million in the quarter.

Program and production costs have increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks. Third quarter 1999 other cash expenses include $0.8 million to move Food Network's operations to a different location in Manhattan.

Excluding the accrual of the make goods and the moving costs, EBITDA increased 59% to $2.1 million in the third quarter of 1999. Third quarter EBITDA for HGTV was $3.4 million in 1999 and $0.9 million in 1998. Year-to-date EBITDA was $18.2 million in 1999 and $6.1 million in 1998. EBITDA for Food Network was a loss of $1.8 million in 1999 compared to a loss of $2.3 million in 1998. Year-to-date EBITDA was $2.0 million in 1999 compared to a loss of $6.5 million in 1998.

The increase in additions to long-lived assets is primarily due to fees paid for expanded distribution of the networks and investments in Internet ventures. The Company expects to continue to expand distribution of HGTV and Food Network. Such expansion may require the payment of distribution fees to obtain carriage on additional cable television systems. Network distribution represents the amortization of those fees over the estimated lives of the distribution agreements. In the first quarter of 1999 the Company increased the amortization period of such fees to the greater of five years or the remaining terms of the initial distribution contracts. The change in estimated lives reduced network distribution $1.8 million in the third quarter and $5.9 million year-to-date.

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

Cash flow from operating activities was $142 million in year-to-date 1999 compared to $178 million in 1998. Increases in working capital employed by the category television segment combined with increased spending to improve programming and to expand distribution of HGTV and Food Network were the primary causes of the decrease.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $759 million at September 30, 1999. The Company currently intends to repay debt only when there are not more productive uses for excess cash.

Cash flow from operating activities and the increase in net debt was used for capital expenditures of $58.6 million, dividend payments of $34.1 million, business acquisitions and other investments of $43.4 million, and the repurchase of 0.7 million Class A Common Shares at a cost of $29.1 million. The 1998 authorization by the Board of Directors allows for the repurchase of an additional 2.4 million shares.

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

The Company's Y2K remediation project includes the following phases:
    identifying and assessing the Y2K issue,

    determining required revisions to or replacements of affected computer applications and equipment,

    testing of those revisions and replacements,

    developing contingency plans in the event that revisions and replacements are not completed timely or do not fully remediate the Y2K issues.

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

Newspapers
The Company uses a variety of newspaper circulation, advertising and
editorial computer systems in the production of its newspapers.   The
Company began replacing most of its internally developed software with applications developed by third-party software vendors and upgrading other applications several years ago. Most of these systems have been installed and implemented. Vendors have either certified their applications to be Y2K compliant or have Y2K-compliant upgrades currently available.

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

As of early November, the Company had verified compliance or completed upgrades or replacements of 93% of newspaper systems included in the highest priority, and 93% of those included in the second priority. Remediation of the remaining systems is expected to be completed by mid-November.

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

The Company uses advertising inventory management software to manage, schedule and bill advertising in each of the Company's broadcast television markets. This software is licensed from two different vendors. One system, which is used in three of the Company's markets, was certified Y2K-compliant by the vendor. The Company completed installation of a Y2K-compliant upgrade of the other system during the second quarter of 1999. In addition, the insertion of advertising into program breaks is automated by computer-controlled equipment.
The Company has recently completed upgrades or installed new insertion equipment at its television stations. The Company can perform these functions manually in the event of unforeseen failure of the systems.

The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. Although much of this equipment includes embedded chips, the Company's tests of this equipment indicate it will continue to operate after 1999.

As of early November, the Company had verified compliance or completed upgrades or replacements of 96% of broadcast television systems included in the highest priority, and 100% of those included in the second priority. Remediation of the remaining systems is expected to be completed by mid-November.


Category Television
The Company uses advertising inventory management software to manage, schedule and bill advertising, and computer-controlled equipment is used to insert advertising into program breaks. Y2K-compliant upgrades of all non-compliant systems were installed in the second quarter of 1999. The Company can perform these functions manually in the event of unforeseen failure of the systems.

The Company transmits its network programming to cable television and direct broadcast satellite systems via satellite. Management has determined that certain equipment, while noncompliant, will continue to function after 1999 and therefore does not need to be upgraded or replaced.

As of early November, the Company had verified compliance or completed upgrades or replacements of 94% of category television systems included in the highest priority, and 97% of those included in the second priority. Remediation of the remaining systems is expected to be completed by mid-November.

Management believes the satellites used in transmitting the Company's networks are Y2K compliant and has received written assurances to that effect. However, the Company understands that much of the headend equipment controlling set-top boxes for virtually all cable television subscribers had to be upgraded or replaced. Based upon Y2K disclosures of Company's in the cable television industry, management understands that equipment and set-top box manufacturers and the cable television industry have developed solutions that cable television systems have installed and successfully tested.

Testing of Upgrades and Replacements
The Company's Y2K remediation program includes testing of applications and equipment identified by the Company as compliant or certified as compliant by the vendor. The Company's Y2K remediation program also includes testing of upgrades and replacements of noncompliant systems and equipment as those upgrades and replacements are installed and upon completion of the installations. As previously noted, the Company has completed testing of more than 90% of its two highest priority systems. Installation and testing of the remaining systems in those two priorities will be completed by mid-November.

Testing of the Company's systems included the use of dates that simulated transactions and environments, both before and after the year 2000, including leap year. While that testing provided assurance that the upgrades and replacements installed by the Company perform as designed, it is not possible for the Company to completely simulate the effect of the year 2000 when testing the Company's systems, and certain embedded chips cannot be tested.

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

As part of normal business practices, the company maintains site-specific emergency plans to be followed during emergency circumstances, such as failure of editorial systems, printing presses or broadcast equipment. These emergency plans have been updated with a variety of internal and external scenarios that might occur as a result of the Y2K issue, and specify alternatives if any Y2K-related business disruption occurs. The Company will continue to update those plans throughout the remainder of 1999 based upon the progress of the Y2K remediation program.

The Company has imposed a "quiet" period at the beginning of the fourth quarter of 1999 during which any installation or modification of systems that interface with other systems will be minimized. The Company has also frozen technology updates and installation of new systems, to the extent possible, until the first quarter of 2000. This "quiet" period permits the Company to continue testing in a stable environment and minimizes the impact that any new technology might have on Y2K issues.

Management believes it has an effective program to resolve the Y2K issue in a timely manner and that its Y2K issues have been substantially remediated. Based upon assessment of its internal systems and the status of its Y2K remediation efforts, management does not expect the Y2K issue to pose significant problems for the Company's operations or to have a material effect on the Company's results of operations or financial condition. However, if the Company's Y2K remediation program does not fully remediate the effects of the Y2K issue, or if third parties fail to remediate their own Y2K issues, the Company could experience a material disruption in its business operations. In addition, disruptions in the general economy as a result of the Y2K issue could lead to a reduction of advertising spending which could adversely affect the Company.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
    No.                         Item                          Page


     12       Ratio of Earnings to Fixed Charges               E-2