Form 10-K
period 1999-12-31
SCRIPPS E W CO /DE
filed 2000-03-28
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999


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

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes   X         No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of the
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.
    ____

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $43.125 per share closing price for such stock on February 29, 2000, was approximately $1,080,000,000. As of February 29, 2000, nonaffiliates held approximately 1,562,800 Common Voting Shares. There is no active market for such stock.

As of February 29, 2000, there were 59,004,178 of the Registrant's Class A Common Shares, $.01 par value per share, outstanding and 19,216,913 of the Registrant's Common
Voting Shares, $.01 par value per share, outstanding.

             INDEX TO THE E. W. SCRIPPS COMPANY

 ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999


Item No.                                                          Page

                           PART I

1.  Business
      Newspapers                                                     3
      Broadcast Television                                           7
      Category Television                                           10
      Licensing and Other Media                                     11
      Employees                                                     12
2.  Properties                                                      12
3.  Legal Proceedings                                               13
4.  Submission of Matters to a Vote of Security Holders             13

                           PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                             13
6.  Selected Financial Data                                         14
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operation                              14
8.  Financial Statements and Supplementary Data                     14
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                             14

                          PART III

10. Directors and Executive Officers of the Registrant              15
11. Executive Compensation                                          16
12. Security Ownership of Certain Beneficial Owners and Management  16
13. Certain Relationships and Related Transactions                  16

                           PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 16

                           PART I

ITEM 1.  BUSINESS

The E. W. Scripps Company ("Company") is a diversified media company operating in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 19 daily newspapers in the U.S. The broadcast television segment includes nine network-affiliated stations. Category television includes Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), the Do It Yourself Network ("DIY"), and the Company's 12% interest in FOX Sports South, a regional cable television network. Licensing and other media aggregates the Company's operating segments that are too small to warrant separate reporting, including syndication and licensing of news features and comics, publication of independent telephone directories, and investments in businesses focusing on new media technology and education media enterprises. A summary of segment information for the three years ended December 31, 1999, is set forth on page F-32 of this Form 10-K.


                         Newspapers

Operations - The Company acquired or divested the following newspaper operations in the five years ended December 31, 1999:

1999 - Acquired the 70% of Colorado Real Estate On-line, an Internet provider of real estate listings, that the Company did not already own.
1998 - Divested the Dallas Community newspapers,
       including the Plano daily.
1997 - Acquired daily newspapers in Abilene, Corpus
       Christi, Plano, San Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. Traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.
1996 - Acquired the Vero Beach, Florida, daily newspaper.
1995 - Divested the Watsonville, California, daily newspaper.

The Company publishes daily newspapers in 19 markets. From its Washington bureau the Company operates the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. Each of the Company's daily newspapers operates an Internet site featuring content included in the daily newspaper. The Internet sites provide readers with expanded or continuous news presence and special features. Many of the Company's newspapers provide services such as commercial printing, total market coverage advertising products and direct mail advertising.

Revenues - Operating revenues for the five years ended
December 31, 1999, were as follows:

( in thousands )
                                                                 1999          1998          1997          1996         1995

Newspaper advertising:
     Local ROP                                             $     272,867 $     264,000 $     223,230 $     195,706 $     188,870
     Classified ROP                                              282,038       260,679       215,764       185,921       170,039
     National ROP                                                 36,244        27,221        23,045        19,495        16,524
     Preprint and other                                          107,740        95,035        68,524        60,554        63,009

Total newspaper advertising                                      698,889       646,935       530,563       461,676       438,442
Circulation                                                      153,742       162,902       138,746       130,671       127,251
Joint operating agency distributions                              50,511        48,278        47,052        39,341        39,476
Other                                                             15,067        16,750        13,931         8,108         7,513

Total                                                            918,209       874,865       730,292       639,796       612,682
Divested newspapers                                                             14,206        30,084        40,372        38,291

Total newspaper operating revenues                         $     918,209 $     889,071 $     760,376 $     680,168 $     650,973


Daily newspaper operating revenues are derived primarily from advertising and circulation. Joint operating agency distributions represent the Company's share of profits of newspapers managed by the other party to a joint operating agency (see "Joint Operating Agencies"). Other newspaper operating revenues include commercial printing.

Advertising rates and revenues vary among the Company's newspapers depending on circulation, type of advertising, local market conditions and competition. Advertising revenues are derived from run-of-paper ("ROP") advertisements included with news stories in the body of the newspaper, preprinted advertisements that are generally produced by advertisers and inserted into the newspaper, and on-line advertising appearing on the newspapers' Internet sites.

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

On-line advertising, which is included in preprint and other advertising, ranges from simple static banners that appear at the top and bottom of a web page to more complex advertisements that use animation and allow users to interact with the advertisements.
On-line advertising also includes an allocation of classified advertising revenues that appear in both the printed editions of the newspapers and on the newspapers' Internet sites, direct response campaigns and links to commercial sites. The newspapers generally receive fees for these links and advertisements, and generally receive a share of revenue from merchandise sales to users of the Internet sites. On-line advertising revenues were $5,200,000 in 1999, $1,800,000 in 1998 and $100,000 in 1997.

Advertising revenues vary through the year, with the first and third quarters generally having lower revenues than the second and fourth quarters. Print advertising rates and volume are highest on Sundays, primarily because circulation and readership is greatest on Sundays.

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's newspapers is as follows:

( in thousands ) (1)                           Morning (M)
                   Newspaper                   Evening (E)         1999          1998          1997          1996          1995
             Daily Paid Circulation
Abilene (TX) Reporter-News                         M (5)            38.3          39.8          40.3          41.3          42.7
Albuquerque (NM) Tribune (2)                         E              21.3          23.0          25.1          27.2          30.0
Anderson (SC) Independent-Mail                     M (5)            39.6          40.2          41.4          42.0          42.4
Birmingham (AL) Post-Herald (2)                    E (3)            18.1          21.3          25.6          49.7          58.2
Boulder (CO) Daily Camera                          M (5)            33.0          34.4          34.2          33.9          34.7
Bremerton (WA) Sun                                 M (4)            35.0          36.5          38.4          36.2          35.9
Cincinnati (OH) Post (2)                             E              65.4          70.9          77.2          81.3          87.4
Corpus Christi (TX) Caller-Times                   M (5)            64.8          66.2          68.1          64.8          66.4
Denver (CO) Rocky Mountain News                    M (6)           396.1         332.0         302.9         316.9         331.0
Evansville (IN) Courier & Press (7)                  M              71.6          60.6          61.8          60.5          61.8
Knoxville (TN) News-Sentinel                         M             121.7         121.9         122.3         122.7         124.9
Memphis (TN) Commercial Appeal                       M             172.9         174.4         185.7         182.6         190.2
Naples (FL) Daily News                               M              51.6          50.2          49.2          48.4          47.8
Redding (CA) Record-Searchlight                      M              34.2          34.8          35.7          35.2          37.7
San Angelo (TX) Standard-Times                     M (5)            30.0          31.2          31.5          32.2          32.7
Stuart (FL) News                                     M              36.8          36.1          35.4          35.1          36.3
Ventura County (CA) Star                           M (4)            93.1          92.4          95.9          94.7          96.3
Vero Beach (FL) Press Journal                      M (5)            32.0          32.0          32.4          33.3          32.9
Wichita Falls (TX) Times Record News               M (5)            36.7          37.0          37.9          38.0          38.4

Total Daily Circulation                                          1,392.2       1,334.9       1,341.0       1,376.0       1,427.7

            Sunday Paid Circulation
Abilene (TX) Reporter-News                          (5)             47.4          49.7          50.4          51.5          52.8
Anderson (SC) Independent-Mail                      (5)             45.3          46.3          47.8          48.1          48.5
Boulder (CO) Daily Camera                           (5)             40.1          41.6          41.4          41.7          42.7
Bremerton (WA) Sun                                                  39.0          39.7          41.7          39.8          39.6
Corpus Christi (TX) Caller-Times                    (5)             85.4          86.9          89.4          88.1          96.1
Denver (CO) Rocky Mountain News                     (6)            504.5         432.9         415.7         406.5         436.1
Evansville (IN) Courier & Press                                    104.8         105.6         109.2         109.6         114.0
Knoxville (TN) News-Sentinel                                       159.4         162.8         166.2         167.6         174.8
Memphis (TN) Commercial Appeal                                     237.9         242.9         256.6         259.4         269.4
Naples (FL) Daily News                                              64.7          64.3          63.1          61.5          61.4
Redding (CA) Record-Searchlight                                     38.3          38.0          38.1          38.2          39.9
San Angelo (TX) Standard-Times                      (5)             36.2          37.2          37.7          38.7          39.4
Stuart (FL) News                                                    45.1          45.7          45.4          44.1          44.4
Ventura County (CA) Star                                           107.8         104.6         103.4         102.8         104.0
Vero Beach (FL) Press Journal                       (5)             35.5          35.7          35.9          35.7          35.3
Wichita Falls (TX) Times Record News                (5)             41.9          42.8          44.4          45.2          46.8

Total Sunday Circulation                                         1,633.3       1,576.7       1,586.4       1,578.5       1,645.2


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

(4) Bremerton and the Thousand Oaks and Simi Valley editions of the Ventura County newspaper moved to morning distribution in 1995.

(5) Abilene, Anderson, Boulder, Corpus Christi, San Angelo and
    Wichita Falls acquired in 1997.  Vero Beach acquired in 1996.

(6) In 1996 the Company eliminated distribution outside the newspaper's primary market area ("PMA").

(7) The Evansville JOA was terminated in 1998.
    See "Joint Operating Agencies."

Joint Operating Agencies - The Company is currently a partner in newspaper joint operating agencies ("JOAs") in three markets. A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 ("NPA") provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the partners.
In each case JOA expenses exclude editorial expenses. The other partner manages each of the Company's JOAs. The
Company's share of JOA profits range from approximately 20% to 40%.

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

The JOAs generally provide for automatic renewal terms of ten years, unless advance notice of termination ranging from two to five years is given by either party.

A JOA in Evansville, Indiana, which was managed by the Company, expired in 1998 and was not renewed. The Company had received approximately 80% of JOA profits. The Company continues to operate its Evansville newspaper.

Competition - The Company's newspapers compete for advertising revenues primarily with other local media, including other local newspapers, television and radio stations, cable television, telephone directories, other Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. The Company's newspapers and Internet sites compete with all other information and entertainment media for consumers' discretionary time.

All of the Company's newspaper markets are highly competitive, particularly Denver, which has a competing morning and Sunday newspaper.

Newspaper Production - The Company's daily newspapers are printed using offset or flexographic presses and use computer systems for writing, editing and composing and producing the advertising and news material printed in each edition. The Company expects to construct a new production facility for its Knoxville, Tennessee, daily newspaper beginning in 2000.

Raw Materials and Labor Costs - The Company consumed approximately 270,000 metric tons of newsprint in 1999 and 240,000 metric tons in 1998. The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs.

Newsprint is a basic commodity and its price is very sensitive to the worldwide balance of supply and demand.
Because of the capital commitment to construct and operate a newsprint mill, the supply of newsprint is relatively stable except for temporary disruptions caused by labor stoppages. However, the demand for newsprint can change quickly, resulting in wide swings in the price of newsprint. Newsprint prices increased from approximately
$420 per metric ton in the first quarter of 1994 to $745 in the first quarter of 1996, then declined to approximately $500 by March 1997. Newsprint prices have fluctuated between $450 and $580 during 1998 and 1999.
The average newsprint price was approximately $480 per metric ton in the fourth quarter of 1999. Depending upon market conditions, the Company may use newsprint forward contracts to hedge its exposure to changes in the price of newsprint in, at most, the ensuing twelve months. See
"Management's Discussion and Analysis of Financial
Condition and Results of Operations - Market Risk."

Labor costs accounted for approximately 43% of the Company's newspaper operating expenses in 1999 and 42% in 1998. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

                    Broadcast Television

Operations - The Company did not acquire or divest any broadcast television operations in the five years ended December 31, 1999. In the first quarter of 2000 the Company received approval from the Federal Communications Commission ("FCC") to purchase KMCI in Lawrence, Kansas. The Company has operated KMCI under a Local Marketing Agreement since 1996.

The Company's broadcast television segment consists of nine network-affiliated television stations. The stations rely on local sales operations for local advertising and national advertising agencies for obtaining national advertising. Each of the Company's television stations operates an Internet site featuring news and other content included in the broadcast news. The Internet sites provide users with expanded or continuous news presence and special features.

Revenues - Operating revenues for the five years ended
December 31, 1999, were as follows:

( in thousands )
                                                                 1999          1998          1997          1996         1995

Local advertising                                          $     171,353 $     166,115 $     171,211 $     159,412 $     150,489
National advertising                                             120,638       125,432       139,322       127,172       125,476
Political advertising                                              2,478        20,084         2,106        19,505         3,207
Other                                                             17,893        19,083        18,577        17,378        16,056

Total broadcast television operating revenues              $     312,362 $     330,714 $     331,216 $     323,467 $     295,228


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

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters. The increasing political advertising in even-numbered years when congressional and presidential elections occur makes it difficult to achieve year-over-year increases in operating results in odd-numbered years.

On-line advertising, which is included in other revenue, ranges from simple static banners that appear at the top and bottom of a web page to more complex advertisements that use animation and allow users to interact with the advertisements. The Internet sites also offer direct response campaigns and links to commercial sites. The stations generally receive fees for these links and advertisements. On-line advertising revenues were $500,000 in 1999.

Other revenues also include network compensation (see
"Network Affiliation and Programming").

Information concerning the Company's stations and the markets in which they operate is as follows:

                                                                        Current
                                                 Expiration           Affiliation   Stations
                                       Network     of FCC    Rank of   Agreement     in
         Station and Market          Affiliation   License  Market (1)   Expires    Market (3) 1999   1998    1997   1996    1995
    WXYZ, Detroit, Ch. 7                 ABC        2005        9         2004        7
        Average Audience Share (2)                                                              16     17      18     21      21
        Station Rank in Market (4)                                                               1      2       2      1       1
   WFTS, Tampa, Ch. 28                 ABC (6)      2005        13        2005       10
        Average Audience Share (2)                                                               8      9       9      9      11
        Station Rank in Market (4)                                                               4      4       4      4       4
   WEWS, Cleveland, Ch. 5                ABC        2005        15        2004       11
        Average Audience Share (2)                                                              14     14      17     19      19
        Station Rank in Market (4)                                                               1      1       2      1       1
   KNXV, Phoenix, Ch. 15               ABC (6)      2006        17        2005       11
        Average Audience Share (2)                                                               9      9      10     10      11
        Station Rank in Market (4)                                                               6      5       4      4       3
   WMAR, Baltimore, Ch. 2              ABC (6)      2004        24        2005        6
        Average Audience Share (2)                                                               9     10      11     12      14
        Station Rank in Market (4)                                                               3      3       3      3       3
   KSHB, Kansas City, Ch. 41             NBC        2006        31        2004        8
        Average Audience Share (2)                                                               7      7      10     10      11
        Station Rank in Market (4)                                                               4      4       4      4       4
   WCPO, Cincinnati, Ch. 9             ABC (5)      2005        32        2006        6
        Average Audience Share (2)                                                              14     15      17     18      17
        Station Rank in Market (4)                                                               2      2       1      1       1
   WPTV, W. Palm Beach, Ch. 5            NBC        2005        43        2004        9
        Average Audience Share (2)                                                              15     16      19     20      21
        Station Rank in Market (4)                                                               1      1       1      1       1
   KJRH, Tulsa, Ch. 2                    NBC        2006        58        2004       10
        Average Audience Share (2)                                                              12     12      14     14      16
        Station Rank in Market (4)                                                               3      3       3      3       3

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

(4) Station Rank in Market is based on Average Audience Share as described in (2).

(5) Prior to June 1996, WCPO was a CBS affiliate.

(6) Prior to January 1995, WFTS and KNXV were FOX affiliates and
    WMAR was a NBC affiliate.

Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television, newspapers, other Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media.
The Company's television stations have experienced declines in their average audience share in recent years due to the creation of new networks and increased audience share of alternative service providers such as traditional cable, "wireless" cable and direct broadcast satellite television. Continuing technological advances will improve the capability of alternative service providers to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers, and from local telephone companies that are pursuing efforts to enter this market, is expected to increase. The Company intends to undertake upgrades in its services, including development of digital television broadcasting, to maintain its competitive posture. Technological advances in interactive media services will further increase these competitive pressures.

Network Affiliation and Programming - The Company's television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming. The national television networks have reduced the amount of such compensation. The Company received $13,100,000 in network compensation in 1999 and expects network compensation to total approximately $10,000,000 in 2000 and in 2001.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies, public service programs and "niche" programs focusing on topics of interest in the stations' local markets. News is the focus of the Company's locally produced programming. Advertising during local news programs on the Company's stations account for approximately 30% of revenues.

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

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one, or in some markets under certain conditions, two television stations in the same market, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 35% of all television households. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale. The 1996 Act directed the FCC to review all its ownership rules, and such a review is ongoing.

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

                     Category Television

Operations - The Company's category television segment includes HGTV, Food Network, and DIY, which are 24-hour national cable television networks, and a 12% interest in FOX Sports South (a regional cable television network). The Company owned 64% of Food Network at the end of 1999.

Food Network began telecasting in December 1993 and HGTV in December 1994. DIY began telecasting in the fourth quarter of 1999.

HGTV features programming focusing on home repair and remodeling, gardening, decorating and other activities associated with the home. DIY features immediate access to step-by-step instructions, in-depth demonstrations and tips on various topics associated with home improvement, gardening and crafts. Food Network features programming focusing on food and entertaining. The audiences for this targeted programming include a large percentage of consumers that advertisers wish to reach, enabling the networks to charge higher rates per viewer than mass-audience networks.

According to the Nielson Homevideo Index, HGTV was telecast to 59.0 million homes in December 1999, 48.4 million homes in December 1998 and 36.1 million homes in December 1997.
Food Network was telecast to 44.2 million homes in December
1999, 37.1 million homes in December 1998 and 29.1 million homes in December 1997.

Each of the Company's networks operates an Internet site featuring content from its programs and additional information and products of interest to the networks' viewers. The Internet sites also permit users to post comments in response to programs and features, and provide applications to enable users to communicate with each other and receive updates in subject areas of their choosing.
HGTV has also established strategic alliances with Internet-based companies garden.com and homeportfolio.com.

Revenues - Operating revenues for the five years ended
December 31, 1999, were as follows:

( in thousands )
                                                                 1999          1998          1997          1996         1995

Advertising                                                $     169,959 $      96,271 $      37,473 $      15,717 $       8,734
Affiliate fees                                                    50,142        38,063        19,711         6,943         3,021
Other                                                              8,814        14,307         9,617         8,919         7,174

Total category television operating revenues               $     228,915 $     148,641 $      66,801 $      31,579 $      18,929


Category television revenues are derived from the sale of advertising time and, if provided in the affiliation agreements, from affiliate fees paid by cable television and other distribution systems that carry the networks.
Affiliate fees are generally based on the number of subscribers who receive the networks.

On-line advertising primarily includes banner ads and other advertisements. Advertising opportunities on the Internet sites range from simple static banners that appear at the top and bottom of a web page to more complex advertisements that use animation and allow users to interact with the advertisements. The Internet sites also provide advertisers with sponsorship opportunities, promotions, direct response campaigns and links to commercial sites. The networks generally receive fees for these links and advertisements, and generally receive a share of revenue from merchandise sales to users of the Internet sites. On-line advertising revenues were $3,400,000 in 1999 and $700,000 in 1998.

Programming - The Company both internally produces and purchases programming for HGTV, DIY and Food Network. Purchases are made from a variety of independent producers. In recent years the Company has improved the quality and variety of programming and expanded the hours of original programming presented on its networks. The costs to purchase or produce programs for the networks totaled $117,000,000 in 1999, $64,000,000 in 1998, and $24,000,000
in 1997. The Company believes it has sufficient sources to maintain high quality, original programming on its networks.

Distribution - HGTV, DIY and Food Network are transmitted via satellite to cable television and direct broadcast satellite systems. The Company's networks generally pay fees to cable television and direct broadcast satellite systems in exchange for long-term agreements to distribute the networks in specific markets. These fees are usually paid in full when systems launch the networks. The amounts of the distribution fees depend upon several factors, including the numbers of subscribers, the duration of the agreements and the amounts of monthly affiliate fees the systems agree to pay the Company. Additional payments may be required to expand distribution.

Popularity of the programming with subscribers is a primary factor in obtaining and retaining distribution by system operators. Management believes the popularity of HGTV and Food Network will enable the Company to renew its existing distribution agreements at no additional cost.

Competition - In addition to competing with other networks for distribution on cable television systems, HGTV, DIY and Food Network compete for advertising revenues primarily with other local and national media, including other cable television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. The Company's cable television networks compete for consumers' discretionary time with all other information and entertainment media.


                  Licensing and Other Media

Operations - Licensing and other media aggregates the Company's operating segments that are too small to warrant separate reporting, including syndication and licensing of news features and comics and publication of independent telephone directories. Through Scripps Ventures and other entities the Company also invests in businesses focusing on new media technology and education media enterprises.

The Company acquired or divested the following operations in the five years ended December 31, 1999:

1998 - Acquired independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana. Divested Scripps Howard Productions, the Company's television program production operation based in Los Angeles.

Revenues - Operating revenues for the five years ended
December 31, 1999, were as follows:


( in thousands )
                                                                 1999          1998          1997          1996         1995

Licensing                                                  $      63,755 $      62,260 $      56,813 $      53,672 $      49,366
Newspaper feature distribution                                    23,382        22,650        20,920        20,695        18,915
Other                                                             24,669        11,292         4,123           161

Total licensing and other media revenues                         111,806        96,202        81,856        74,528        68,281
Divested other media                                                                          11,070        21,423         7,542

Total licensing and other media operating revenues         $     111,806 $      96,202 $      92,926 $      95,951 $      75,823


The Company, under the trade name United Media, is a leading distributor of news columns, comics and other features for the newspaper industry. Included among these features is "Peanuts," one of the most successful strips in the history of comic art.

United Media owns and licenses worldwide copyrights relating to "Peanuts," "Dilbert" and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles
Schulz, the author of "Peanuts," died in February 2000.
The Company intends to continue syndication of previously published "Peanuts" strips, and retains the rights to continue to license the characters. "Peanuts" provides more than 80% of the Company's licensing revenues, approximately 70% of which are earned in international markets, with the Japanese market providing approximately two-thirds of international revenue. Depending upon market conditions, the Company may use foreign currency forward and option contracts to hedge its exposure to changes in the exchange rate for the Japanese yen. See
"Management's Discussion and Analysis of Financial
Condition and Results of Operations - Market Risk."

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee's sales. The Company generally negotiates a fixed fee for the use of its copyrighted characters for promotional and advertising purposes. The Company generally pays a percentage of gross syndication and licensing royalties to the creators of these properties.

United Media also operates Internet sites using its syndicated comics and news columns. The sites include banner ads and other advertisements and allow users to purchase "Peanuts," "Dilbert" and other merchandise. On-line revenues were $3,000,000 in 1999.

Competition - The Company's newspaper feature distribution operations compete for a limited amount of newspaper space with other distributors of news columns, comics and other features. Competition is primarily based on price and popularity of the features. Popularity of licensed characters is a primary factor in obtaining and renewing merchandise and promotional licenses.

Investments - Through its Scripps Ventures Fund and other entities the Company invests in businesses focusing on new media technology and education media enterprises. The
Company recognized gains (losses), net of fund management expenses, totaling $1,800,000 in 1999, $1,600,000 in 1998, and ($2,000,000) in 1997.

See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Market Risk" and
Note 6 to the Consolidated Financial Statements.


                          Employees

As of December 31, 1999, the Company had approximately 8,000 full-time employees, of whom approximately 5,900 were with newspapers, 1,400 with broadcast television, 500 with cable television networks and 100 with licensing and other media. Various labor unions represent approximately 1,800 employees, primarily in newspapers. The present operations of the Company have not experienced any work stoppages since 1985. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2.  PROPERTIES

The properties used in the Company's newspaper operations generally include business and editorial offices and printing plants.

The Company's television operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located.

The Company's category television operations require offices and studios and other real and personal property to produce programs and to transmit the network programming via leased satellite. HGTV and DIY operate from a production facility in Knoxville. Food Network operates from leased facilities in New York.

Management believes the Company's facilities are generally well maintained and are sufficient to serve its present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Class A Common Shares are traded on the New
York Stock Exchange ("NYSE") under the symbol "SSP."   There
are approximately 8,000 owners of the Company's Class A Common shares, based on security position listings, and 18 owners of the Company's Common Voting shares (which do not have a public market). The Company has declared cash dividends in every year since its incorporation in 1922. Future dividends are, however, subject to the Company's earnings, financial condition and capital requirements.

The range of market prices of the Company's Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            1999
Market price of common stock:
   High                                                            $50.250       $51.563      $53.000      $51.375
   Low                                                              40.500        41.125       46.313       41.500

Cash dividends per share of common stock                             $ .14         $ .14        $ .14        $ .14         $ .56

                            1998
Market price of common stock:
   High                                                            $55.313       $58.500      $56.000      $51.875
   Low                                                              45.063        50.125       42.875       38.500

Cash dividends per share of common stock                             $ .13         $ .13        $ .14        $ .14         $ .54

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

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     Executive Officers

Executive officers serve at the pleasure of the Board of Directors. Certain information about such officers appears in the table below.

   Name                   Age                      Position

William R. Burleigh        64   Chairman of the Board of
                                Directors (since 1999); Chief
                                Executive Officer (since May 1996);
                                President (1994 to January 2000);
                                and Director (since 1990)

Kenneth W. Lowe            50   President, Chief Operating
                                Officer and Director (since January
                                2000); President, Scripps Networks
                                (1993 to 2000)

Richard A. Boehne          43   Executive Vice President
                                (since February 1999); Vice
                                President/Communications and
                                Investor Relations (1995 to 1999)

Daniel J. Castellini       60   Senior Vice President and
                                Chief Financial Officer (since 1986)

Frank Gardner              57   Senior Vice
                                President/Interactive Media (since
                                March 2000); Senior Vice
                                President/Broadcasting (1993 to 2000)

Alan M. Horton             56   Senior Vice
                                President/Newspapers (since 1994)

Craig C. Standen           57   Senior Vice
                                President/Corporate Development (since 1994)

Gregory L. Ebel            44   Vice President/Human Resources (since 1994)

Neal F. Fondren            41   Vice President/New Media
                                (since November 1996); Director
                                Administration and Business
                                Development, Cable Division (1994
                                to 1996)

James M. Hart              57   Vice President/Television (since 1995)

Jeffrey J. Hively          46   Vice President/Newspaper
                                Operations (since 1994)

J. Robert Routt            45   Vice President and Controller
                                (since 1985)

Paul K. Scripps            54   Vice President/Newspapers (since 1986)

Timothy E. Stautberg       37   Vice President/Communications
                                and Investor Relations (since April
                                1999); General Manager, Redding
                                Record Searchlight (1997 to 1999);
                                Assistant to the Publisher, Denver
                                Rocky Mountain News (1992 to 1997)

Stephen W. Sullivan        53   Vice President/Newspapers
                                (since November 1997); President,
                                Harte-Hanks Newspapers and Senior
                                Vice President, Harte-Hanks
                                Communications (1991 to 1997)

M. Denise Kuprionis        43   Corporate Secretary (since 1987)

E. John Wolfzorn           54   Treasurer (since 1979)

                          Directors

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2000.


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

    The report of Deloitte & Touche LLP, Independent
    Auditors, dated January 24, 2000, is filed as part of this Form 10-K. See Index to Consolidated Financial
    Statement Information at page F-1.

(b) The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See
    Index to Consolidated Financial Statement Schedules at page S-1.


                          Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Reports on Form 8-K

No Current Reports on Form 8-K were filed in the fourth quarter of 1999.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                                THE E. W. SCRIPPS COMPANY

                                By /s/ William R. Burleigh
                                   William R. Burleigh
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 28, 2000.

      Signature                                     Title


/s/ William R. Burleigh                      Chairman of the Board and
William R. Burleigh                          Chief Executive Officer
                                            (Principal Executive Officer)

/s/ Daniel J. Castellini                     Senior Vice President and
Daniel J. Castellini                         Chief Financial Officer

/s/ Kenneth W. Lowe                          President,Chief Operating
Kenneth W. Lowe                              Officer and Director

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

/s/ John H. Burlingame                       Director
John H. Burlingame

/s/ Daniel J. Meyer                          Director
Daniel J. Meyer

/s/ Nicholas B. Paumgarten                   Director
Nicholas B. Paumgarten

/s/ Paul K. Scripps                          Director
Paul K. Scripps

/s/ Edward Scripps, Jr.                      Director
Edward Scripps, Jr.

/s/ Nackey E. Scagliotti                     Director
Nackey E. Scagliotti

/s/ Ronald W. Tysoe                          Director
Ronald W. Tysoe

/s/ Julie A. Wrigley                         Director
Julie A. Wrigley

                  THE E. W. SCRIPPS COMPANY

    INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION




Item No.                                                       Page

1.  Selected Financial Data                                    F-2
2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations
        Forward Looking Statements                             F-4
        Results of Operations                                  F-5
        Newspapers                                             F-8
        Broadcast Television                                   F-9
        Category Television                                   F-10
        Liquidity and Capital Resources                       F-11
        Year 2000 Issues                                      F-12
        Market Risk                                           F-12
3.  Independent Auditors' Report                              F-13
4.  Consolidated Balance Sheets                               F-14
5.  Consolidated Statements of Income                         F-16
6.  Consolidated Statements of Cash Flows                     F-17
7.  Consolidated Statements of Comprehensive Income and
    Stockholders' Equity                                      F-18
8.  Notes to Consolidated Financial Statements                F-19

ELEVEN-YEAR FINANCIAL HIGHLIGHTS
( in millions, except share data )
                                         1999(1) 1998(1)  1997(1) 1996(1) 1995(1) 1994(1) 1993(1)  1992(1) 1991(1) 1990(1) 1989(1)
Summary of Operations
     Operating Revenues:
          Newspapers                     $   918 $   875  $   730 $   640 $   613 $   575 $   526  $   501 $   481 $   492 $   494
          Broadcast television               312     331      331     323     295     288     255      247     216     205     191
          Category television                229     149       67      32      19       5
          Licensing and other media          112      96       82      75      68      68      85       87      92      92     100
          Total                            1,571   1,450    1,210   1,069     995     937     865      835     789     789     785
          Divested operating units (2)                14       41      62      46      39      90      193     296     318     315
             Total operating revenues     $1,571  $1,465   $1,251  $1,131  $1,041    $976    $955   $1,028  $1,085  $1,107  $1,100
     Operating Income (Loss):
          Newspapers                     $   217 $   197  $   172 $   134 $   121 $   116  $   74   $   85  $   67  $   76  $   98
          Broadcast television                67      93      104     100      87      95      69       62      50      61      49
          Category television                 21     (7)     (14)    (17)    (19)     (9)     (1)
          Licensing and other media           10      11        7       8       7       5       5        8      10      10      18
          Corporate                         (19)    (17)     (17)    (18)    (17)    (15)    (14)     (15)    (13)    (15)    (16)
          Total                              297     277      252     207     179     191     133      140     114     132     149
          Divested operating units (2)                        (1)       3       2               9     (11)      37      37      40
          Unusual items (3)                                           (4)             (8)     (1)                     (36)
             Total operating income          297     276      251     206     181     184     142      129     150     133     189
     Interest expense                       (45)    (47)     (19)    (10)    (11)    (16)    (26)     (34)    (38)    (43)    (42)
     Gains (losses) on divested
        operations (1)                                         48                              92       78                       4
     Gain on sale of Garfield copyrights (4)                                           32
     Other unusual credits (charges) (5)                      (3)      22            (17)       3      (4)
     Miscellaneous, net                        4                3       2       2     (1)     (2)      (4)             (2)     (1)
     Income taxes (6)                      (104)    (93)    (118)    (86)    (75)    (80)    (86)     (65)    (48)    (44)    (66)
     Minority interests                      (4)     (5)      (5)     (3)     (3)     (8)    (16)      (9)     (7)     (8)     (8)
     Income from continuing operations   $   147 $   131  $   158 $   130  $   94  $   93 $   105   $   91  $   56  $   35  $   76

Share Data
     Income from continuing operations     $1.86 $  1.62  $  1.93 $  1.61   $1.17   $1.21   $1.40    $1.22    $.75    $.46   $ .97
     Adjusted income from continuing
       operations (excluding unusual items
       and net gains)                       1.86    1.62     1.63    1.41    1.17    1.25     .72      .80     .75     .77     .94
     Cash dividends                          .56     .54      .52     .52     .50     .44     .44      .40     .40     .40    .345
     Market value of proceeds from
       Cable Transaction (8)                                        19.83

Market Value of Common Shares at
December 31
     Per share                            $44.81  $49.75   $48.44  $35.00  $39.38  $30.25  $27.50   $24.75  $24.13  $17.00  $24.00
     Total                                 3,502   3,908    3,906   2,827   3,153   2,415   2,056    1,847   1,798   1,267   1,834

EBITDA (excluding divested operating
     units and unusual items):
          Newspapers                     $   278 $   260  $   217 $   171 $   156 $   150 $   110  $   119  $   96 $   102 $   120
          Broadcast television                95     118      128     126     113     116      89       82      66      75      65
          Category television                 33       6      (9)    (14)    (17)     (8)     (1)
          Licensing and other media           13      12        8       9       8       6       6        9      11      11      19
          Corporate                         (18)    (16)     (16)    (17)    (16)    (15)    (13)     (13)    (12)    (14)    (15)
          Total                          $   401 $   380  $   328 $   274 $   244 $   249 $   191  $   196 $   162 $   173 $   189

Scripps Cable Financial Data (8)
     Operating revenues                                           $   270 $   280 $   255 $   252  $   238 $   218 $   193 $   171
     Operating income excluding
       unusual items                                                   61      65      43      46       44      36      27      23
     Net income                                                        40      40      30      24       15      11      14      12
     Net income per share of common stock                             .49     .50     .39     .32      .20     .14     .18     .15
     EBITDA - excluding unusual items                                 109     119     101     106      102      92      85      77
     Capital expenditures                                            (58)    (48)    (42)    (67)     (58)    (37)    (36)    (28)

                       Note:  Certain amounts may not foot as each is rounded independently.

ELEVEN-YEAR FINANCIAL HIGHLIGHTS
( in millions, except share data )
                                         1999(1)  1998(1)  1997(1)  1996(1) 1995(1) 1994(1) 1993(1) 1992(1) 1991(1) 1990(1) 1989(1)
Cash Flow Statement Data
Net cash provided by continuing
  operations                               $ 194   $ 239    $ 193   $ 176   $ 114   $ 170   $ 142    $ 127   $ 136   $ 155   $ 164
Depreciation and amortization of
  intangible assets                          104     104       78      69      67      59      61       64      56      49      47
Investing activity:
  Capital expenditures                      (80)    (67)     (57)    (53)    (57)    (54)    (37)     (87)   (114)    (49)    (59)
  Business acquisitions and investments     (65)    (29)    (745)   (128)    (12)    (32)    (42)     (17)   (131)     (9)     (1)
  Other (investing)/divesting activity, net   28      10       31      35    (19)      51     147       38       3      23       2
Financing activity:
  Increase (decrease) in long-term debt      (1)     (4)      651      41    (30)   (138)   (194)     (50)     124    (96)    (50)
  Dividends paid                            (47)    (47)     (46)    (45)    (43)    (37)    (37)     (34)    (35)    (36)    (32)
  Common stock issued (retired)             (35)   (108)     (26)                                                             (40)
  Other financing activity                     1       6        4       9       6       1       2      (1)                     (1)
Balance Sheet Data
Total assets                               2,520   2,360    2,289   1,469   1,350   1,287   1,255    1,287   1,296   1,095   1,126
Long-term debt (including
  current portion) (7)                       769     771      773     122      81     110     248      442     492     368     421
Stockholders' equity (7)                   1,164   1,069    1,049     945   1,191   1,084     860      733     677     639     643

                        Note:  Certain amounts may not foot as each is rounded independently.

              Notes to Selected Financial Data

The income statement and cash flow data for the eleven years ended December 31, 1999, and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. All per share amounts are presented on a diluted basis. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. See page F-6.

(1) In the periods presented the Company acquired and divested the following:

  Acquisitions
  1999 - Additional 70% interest of Colorado Real Estate
         On-line that the Company did not already own and an additional 7.0% interest in The Television Food Network.
  1998 - Independent telephone directories in Memphis,
         Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana.
  1997 - Daily newspapers in Abilene, Corpus Christi,
         Plano, San Angelo and Wichita Falls, Texas; community newspapers in the Dallas, Texas, market; daily newspapers in Anderson, South Carolina, and Boulder, Colorado (in exchange for the Company's daily newspapers in Monterey and San Luis Obispo, California). Approximate 56% interest in The Television Food Network.
  1996 - Vero Beach, Florida, daily newspaper.
  1994 - The remaining 13.9% minority interest in Scripps
         Howard Broadcasting Company ("SHB") in exchange for 4,952,659 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).
  1993 - The remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
  1992 - Three daily newspapers in California (including
         The Monterey County Herald in connection with the sale of The Pittsburgh Press).
  1991 - Baltimore television station WMAR.
  1989 - Sundance Publishers and Distributors.

  Divestitures
  1998 - Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, the Company's television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
  1997 - Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency ("JOA") and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
  1995 - Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
  1993 - Book publishing operations; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.
  1992 - The Pittsburgh Press; TV Data; certain other investments. The divestitures resulted in net pre-tax gains of $78.0 million, increasing income from continuing operations $45.6 million, $.61 per share.
  1991 - George R. Hall Company (contracting firm specializing in the installation, relocation, and rebuilding of newspaper presses). No gain or loss was realized as proceeds equaled the book value of net assets sold.
  1989 - Investment in American City Business Journals
         ("ACBJ"). The sale resulted in a pre-tax gain of $3.9 million, increasing income from continuing operations $2.3 million, $.03 per share.

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


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The Company operates in three reportable segments:
newspapers, broadcast television and category television.
See "Business" and Notes 1 and 12 to the Consolidated
Financial Statements for additional information regarding the Company's reportable segments.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements that are based on management's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond the company's control, include changes in advertising demand and other economic conditions; consumers' taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis. Consolidated results of operations were as follows:

( in thousands, except per share data )
                                                                                 For the years ended December 31,
                                                                      1999      Change         1998      Change        1997

Operating revenues:
     Newspapers                                                  $    918,209       5.0 % $    874,865     19.8 % $     730,292
     Broadcast television                                             312,362      (5.5)%      330,714     (0.2)%       331,216
     Category television                                              228,915      54.0 %      148,641    122.5 %        66,801
     Licensing and other media                                        111,806      16.2 %       96,202     17.5 %        81,856
     Total                                                          1,571,292       8.3 %    1,450,422     19.9 %     1,210,165
     Divested operating units                                                                   14,206                   41,154
Total operating revenues                                         $  1,571,292       7.3 % $  1,464,628     17.0 % $   1,251,319

Operating income (loss):
     Newspapers                                                  $    216,556      10.1 % $    196,737     14.1 % $     172,440
     Broadcast television                                              67,291     (27.6)%       92,966    (10.3)%       103,690
     Category television                                               20,870                  (6,635)                 (13,811)
     Licensing and other media                                         10,467      (2.1)%       10,688     54.3 %         6,929
     Corporate                                                       (18,558)      (7.7)%     (17,231)     (0.1)%      (17,207)
     Total                                                            296,626       7.3 %      276,525      9.7 %       252,041
     Divested operating units                                                                    (481)                  (1,217)
Total operating income                                                296,626       7.5 %      276,044     10.1 %       250,824
Interest expense                                                     (45,219)                 (47,108)                 (18,543)
Net gains and unusual items                                                                                              44,894
Miscellaneous, net                                                      4,049                      226                    3,126
Income taxes                                                        (104,073)                 (93,075)                (117,510)
Minority interest                                                     (4,450)                  (4,873)                  (5,089)

Net income                                                       $    146,933      12.0 % $    131,214    (16.8)% $     157,702

Per share of common stock:
     Net income                                                        $ 1.86      14.8 %       $ 1.62    (16.1)%        $ 1.93
     Adjusted net income
         (excluding unusual items and net gains)                       $ 1.86      14.8 %       $ 1.62     (0.6)%        $ 1.63

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1999      Change         1998      Change        1997

Other Financial and Statistical Data - excluding divested operating units and unusual items:

Total advertising revenues                                       $  1,198,744      10.9 % $  1,081,208     20.2 % $     899,378

Advertising revenues as a percentage of total revenues                 76.3 %                   74.5 %                   74.3 %

EBITDA:
     Newspapers                                                  $    277,773       6.7 % $    260,439     20.2 % $     216,750
     Broadcast television                                              94,755     (19.7)%      118,012     (7.8)%       128,048
     Category television                                               32,767                    5,642                  (8,580)
     Licensing and other media                                         12,701       9.2 %       11,636     51.8 %         7,665
     Corporate                                                       (17,519)      (8.1)%     (16,207)     (1.2)%      (16,011)
     Total                                                       $    400,477       5.5 % $    379,522     15.8 % $     327,872

Effective income tax rate                                              40.7 %                   40.6 %                   41.9 %

Weighted-average shares outstanding                                    78,951      (2.4)%       80,921     (0.9)%        81,645

Net cash provided by operating activities                        $    193,515     (19.1)% $    239,173     23.8 % $     193,127
Capital expenditures                                                   79,826                   66,759                   55,644
Business acquisitions and other
     additions to long-lived assets                                    88,132                   48,653                  825,307
Increase (decrease) in long-term debt                                 (1,256)                  (3,800)                  651,170
Dividends paid, including minority interests                           47,094       1.1 %       46,571      1.2 %        46,014
Purchase and retirement of common stock                                34,951                  108,421                   25,694


Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is included in the discussion of results of operations because:
    Management believes the year-over-year change in EBITDA, combined with information on past and future capital spending, is a more useful and reliable measure of year-over-year performance than the change in operating income.

    Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

    Financial analysts and acquirors use EBITDA, combined with capital spending requirements, to value communications media companies.
EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

In the three years ending December 31, 1999, the Company acquired the following ("Acquired Operations"):

1999 - 70% of Colorado Real Estate On-line, a provider of real estate listings on the Internet, that it did not already own and an additional 6.86% interest in Food Network.

1998 - Independent telephone directories in Memphis, Tennessee; Kansas City,
       Missouri; North Palm Beach, Florida; and New Orleans, Louisiana.

1997 - Newspaper and broadcast operations of Harte-Hanks
       Communications ("Harte-Hanks"). The Harte-Hanks newspaper operations included daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network. The Company traded its daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

In the three years ended December 31, 1999, the Company divested the following (the "Divested Operating Units"):

1998 - Scripps Howard Productions, the Company's television program production operation based in Los
       Angeles, and the Dallas Community newspapers, including the Plano daily. No material gain or loss was recognized as the proceeds approximated the net book value of the assets sold.

1997 - Monterey and San Luis Obispo, California, daily newspapers, which were traded for the daily newspaper in Boulder, Colorado. The Company also terminated the joint operating agency ("JOA") and ceased operations of its newspaper in El Paso, Texas. The JOA termination and the trade resulted in gains totaling $47,600,000, $26,200,000 after-tax, $.32 per share.

In addition to the gains on divested operations in 1997, the Company wrote down certain investments to estimated realizable value, resulting in a loss of $2,700,000, $1,700,000 after tax, $.02 per share.

In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 to 30 years. The changes in estimated useful lives were made prospectively. See Note 1 to the Consolidated Financial Statements - Use of Estimates. The effect of these changes was to increase EBITDA $7,600,000, operating income $11,900,000, and net income $7,500,000, $.09 per share.

Excluding the change in accounting estimates, Acquired
Operations and Divested Operating Units from all periods, EBITDA decreased 0.2% in 1999 and increased 6.3% in 1998.
Operating income decreased 2.4% in 1999 and increased 6.4% in 1998.

EBITDA in 1999 was reduced by costs to develop and expand the Company's Internet sites. Revenues from the Company's Internet sites, including allocated revenue for classified advertising appearing in both print editions of the newspapers and on the Internet sites, totaled $13,000,000. Related costs were $19,000,000. Management expects Internet revenues for 2000 to be approximately $20,000,000 and related costs to total approximately $35,000,000.

EBITDA for licensing and other media in 1997 was reduced by start-up costs associated with the independent yellow page directories. Operating results for each of the Company's reportable segments, excluding the Divested Operating Units, are presented on the following pages.

Interest expense decreased $1,900,000 in 1999 as lower average interest rates more than offset increased average borrowings. The monthly average balance of interest bearing obligations increased $17,900,000 to $780,000,000. Interest expense increased in 1998 as long-term debt was used to finance the purchase of the Acquired Operations in 1997.
The Harte-Hanks and Food Network acquisitions reduced net income per share approximately $.12 in 1999, $.23 in 1998 and $.04 in 1997.

Amortization of intangible assets reduced earnings per share approximately $.35 in 1999, $.36 in 1998 and $.23 in 1997.

NEWSPAPERS - Operating results, excluding Divested Operating
Units, were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1999      Change         1998      Change        1997

Operating revenues:
     Local                                                       $    272,867       3.4 % $    264,000     18.3 % $     223,230
     Classified                                                       282,038       8.2 %      260,679     20.8 %       215,764
     National                                                          36,244      33.1 %       27,221     18.1 %        23,045
     Preprint and other                                               107,740      13.4 %       95,035     38.7 %        68,524

     Newspaper advertising                                            698,889       8.0 %      646,935     21.9 %       530,563
     Circulation                                                      153,742      (5.6)%      162,902     17.4 %       138,746
     Joint operating agency distributions                              50,511       4.6 %       48,278      2.6 %        47,052
     Other                                                             15,067     (10.0)%       16,750     20.2 %        13,931

Total operating revenues                                              918,209       5.0 %      874,865     19.8 %       730,292

Operating expenses, excluding depreciation and amortization:
     Editorial and newspaper content                                  106,685       2.8 %      103,801     16.3 %        89,231
     Newsprint and ink                                                137,957      (2.7)%      141,799     22.4 %       115,816
     Other press and production                                        94,683      (0.3)%       94,958     19.4 %        79,542
     Circulation and distribution                                     103,439      10.9 %       93,290     16.1 %        80,330
     Commercial printing and other                                     25,301      26.3 %       20,039     27.0 %        15,784
     Advertising sales and marketing                                   83,308       5.3 %       79,086     31.3 %        60,218
     General and administrative                                        89,063       9.3 %       81,453     12.2 %        72,621

Total                                                                 640,436       4.2 %      614,426     19.6 %       513,542

EBITDA                                                                277,773       6.7 %      260,439     20.2 %       216,750
Depreciation and amortization                                          61,217      (3.9)%       63,702     43.8 %        44,310

Operating income                                                 $    216,556      10.1 % $    196,737     14.1 % $     172,440

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                             30.3 %                   29.8 %                   29.7 %
    Operating income                                                   23.6 %                   22.5 %                   23.6 %

Capital expenditures                                             $     28,359             $     23,522            $      32,911

Business acquisitions and other
     additions to long-lived assets                                     1,259                    3,570                  622,233


The 1997 Acquired Operations accounted for 75% of the increase in advertising revenue in 1998. On a pro forma basis, assuming all newspapers owned at the end of 1999 were owned for the full three-year period, advertising revenues increased 8.0% in 1999 and 6.5% in 1998.

Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market. Circulation and distribution costs increased due to the effort to gain market share in Denver. Newsprint consumption increased 13% in 1999 primarily due to a 17% year-over-year increase in circulation in the Denver market, largely offsetting a 15% year-over-year decline in the average price of newsprint. The average price of newsprint was $480 per metric ton in the fourth quarter of 1999. Excluding Denver and the Acquired Operations, EBITDA increased approximately 10% in 1999 and 9% in 1998.

EBITDA in 1999 was reduced by costs to develop and expand the newspapers' Internet sites. Revenues from the Company's newspaper-based Internet sites totaled $5,200,000, including allocated revenue for classified advertising appearing in both the print editions of the newspapers and on the Internet sites. Related costs were $6,700,000. Management expects Internet revenues for 2000 to be approximately $9,000,000 and related costs to total approximately $14,000,000.

The change in the maximum estimated lives of newspaper presses from 20 to 30 years reduced 1999 depreciation expense by $3.5 million. Depreciation and amortization increased in 1998 due to the newspaper acquisitions. Capital expenditures in 2000 are expected to be approximately
$29,000,000 and depreciation and amortization is expected to increase approximately 5%.


BROADCAST TELEVISION - Operating results were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1999      Change         1998      Change        1997

Operating revenues:
     Local                                                       $    171,353       3.2 % $    166,115     (3.0)% $     171,211
     National                                                         120,638      (3.8)%      125,432    (10.0)%       139,322
     Political                                                          2,478                   20,084                    2,106
     Other                                                             17,893      (6.2)%       19,083      2.7 %        18,577

Total operating revenues                                              312,362      (5.5)%      330,714     (0.2)%       331,216

Operating expenses, excluding depreciation and amortization:
     Programming and station operations                               151,098       0.2 %      150,735      8.3 %       139,178
     Sales and marketing                                               39,347       4.8 %       37,557     (0.9)%        37,887
     General and administrative                                        27,162      11.3 %       24,410     (6.5)%        26,103

Total                                                                 217,607       2.3 %      212,702      4.7 %       203,168

EBITDA                                                                 94,755     (19.7)%      118,012     (7.8)%       128,048
Depreciation and amortization                                          27,464       9.7 %       25,046      2.8 %        24,358

Operating income                                                 $     67,291     (27.6)% $     92,966    (10.3)% $     103,690

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                             30.3 %                   35.7 %                   38.7 %
    Operating income                                                   21.5 %                   28.1 %                   31.3 %

Capital expenditures                                             $     25,304             $     33,454            $      15,632

Business acquisitions and other
     additions to long-lived assets                                     1,391                      218                    3,000

Year-over-year revenue comparisons are difficult because of the political advertising revenue in even-numbered years. Also, the Company's average audience share has declined in recent years due to the creation of new television networks and increases in the audience share of alternative service providers such as cable television and direct broadcast satellite systems. Technological advancement in interactive media services will further increase these competitive pressures.

Advertising revenue is expected to increase in 2000 due to the positive effects of improved ratings of ABC programming, the Super Bowl, the presidential elections and the Olympics.

Other revenue is primarily compensation paid to the Company's television stations in exchange for carrying network programming. National television networks have reduced the amount of compensation paid to affiliated stations. The Company received network compensation of $13,100,000 in 1999, $16,000,000 in 1998 and $15,600,000
in 1997. Network compensation is expected to be approximately $10,000,000 in 2000 and in 2001.

Staffing levels were further reduced in 1999 in response to the advertising weakness. Associated severance costs reduced EBITDA $2,100,000. The 1998 increase in program costs is primarily due to the higher cost of "The Rosie
O'Donnell Show," which is carried by five stations. News and programming costs are expected to be flat in 2000.

EBITDA in 1999 was also reduced by costs to develop and expand the stations' Internet sites. Revenues from the Company's television-based Internet sites totaled $500,000. Related costs were $1,400,000. Management expects Internet revenues for 2000 to be approximately $2,000,000 and related costs to total approximately $4,000,000.

Capital expenditures in 1998 include the construction of a new building for the Phoenix station. Capital spending has also increased as the Company's stations begin digital broadcasting. Capital expenditures in 2000 are expected to be approximately $37,000,000, including a new building for the West Palm Beach station. Depreciation and amortization in 2000 is expected to increase approximately 5%.


CATEGORY TELEVISION - Operating results were as follows:

( in thousands )
                                                                                  For the years ended December 31,
                                                                      1999      Change         1998      Change        1997

Operating revenues:
     Advertising                                                 $    169,959      76.5 % $     96,271    156.9 % $      37,473
     Affiliate fees                                                    50,142      31.7 %       38,063     93.1 %        19,711
     Other                                                              8,814     (38.4)%       14,307     48.8 %         9,617

Total operating revenues                                              228,915      54.0 %      148,641    122.5 %        66,801

Operating expenses, excluding depreciation and amortization:
     Programming and production                                        67,201      55.6 %       43,188     79.5 %        24,054
     Operations and distribution                                       28,276      47.7 %       19,150     70.0 %        11,263
     Amortization of distribution fees                                 15,826       0.8 %       15,697     66.3 %         9,437
     Sales and marketing                                               52,058      24.0 %       41,994    102.0 %        20,791
     General and administrative                                        36,189      40.9 %       25,676    114.1 %        11,995

Total                                                                 199,550      37.0 %      145,705     87.9 %        77,540

EBITDA - consolidated networks                                         29,365                    2,936                 (10,739)
Share of pre-tax earnings of equity-method investments                  3,402                    2,706                    2,159

Total EBITDA                                                           32,767                    5,642                  (8,580)
Depreciation and amortization                                          11,897                   12,277                    5,231

Operating income (loss)                                          $     20,870             $    (6,635)            $    (13,811)

Other Financial and Statistical Data:

Payments for programming and distribution
     greater than (less than) amounts
     recognized as expense                                       $     57,770             $     26,793            $      16,683

Capital expenditures                                                   19,480                    7,936                    5,742

Business acquisitions and other
     additions to long-lived assets                                    45,399                   17,431                  179,354


The October 1997 acquisition of Food Network provided approximately 40% of the increase in operating revenues in 1998. On a pro forma basis, assuming Food Network was owned for the full three-year period, operating revenues increased
54% in 1999 and 77% in 1998.

According to the Nielsen Homevideo Index, HGTV was telecast to 59.0 million homes in December 1999, 48.4 million homes in December 1998, and 36.1 million homes in December 1997.
Food Network was telecast to 44.2 million homes in December
1999, 37.1 million homes in December 1998, and 29.1 million homes in December 1997.

The Company launched DIY, its third network, in the fourth quarter. Start-up costs associated with DIY reduced EBITDA by $3,700,000 in 1999 and $1,500,000 in 1998. DIY is
expected to reduce EBITDA by approximately $10,000,000 in 2000.

Programming and production expense has increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks. The costs to purchase or produce programs for the networks totaled $117,000,000 in 1999, $64,000,000 in 1998, and $24,000,000 in 1997. Programming and production expense for Food Network and HGTV is expected to increase approximately 35% in 2000.

Prior to 1999, because of the previous uncertainty regarding the conditions under which distribution agreements would be renewed, the Company amortized distribution fees over the remaining duration of the distribution agreements. In the first quarter of 1999 the Company increased the amortization period of distribution fees to the greater of five years or the remaining duration of the initial distribution contracts. The change in the estimated lives reduced network distribution expense by $7,600,000 in 1999. Network distribution expense is expected to be approximately $19,000,000 in 2000.

Revenues from the Company's category television-based
Internet sites totaled $3,400,000 in 1999. Related costs were $6,300,000. Management expects Internet revenues for 2000 to be approximately $5,000,000 and related costs to total approximately $12,000,000.

Capital expenditures in 1999 include expansion of the studio and office facilities for HGTV and DIY. Capital expenditures in 2000 are expected to be approximately
$10,000,000. Depreciation and amortization is expected to increase approximately 30%.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operating segments. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments. Cash flows provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used primarily to invest in the category television segment, to fund corporate expenditures, or to invest in new businesses. Management expects total cash flow from continuing operating activities in 2000 will be sufficient to meet the Company's expected total capital expenditures, required interest payments and dividend payments. Total capital expenditures in 2000 are expected to be approximately $80,000,000. The Company expects to extend the $400,000,000 one-year-term portion of its variable rate credit facility, or to refinance the borrowings under that line.

Cash flow provided by operating activities was $194,000,000 in 1999, $239,000,000 in 1998, and $193,000,000 in 1997.
Increased working capital employed in the category television segment and increased spending to improve the quality and variety of programming and to expand distribution of the Company's networks were the primary cause of the decrease in 1999.

Net debt (borrowings less cash equivalent and other short-term investments) increased $19,300,000 during 1999 to $769,400,000. At December 31, 1999, net debt was 40% of total capitalization.

Cash flow provided by operating activities and the increase in net debt in 1999 was used for capital expenditures of $79,800,000, dividend payments of $47,100,000, business acquisitions and other investments of $65,000,000 and to repurchase 784,793 Class A Common shares for $35,000,000.
The 1998 authorization by the Board of Directors allows for the purchase of an additional 2,192,100 Class A Common shares.

The Company's Scripps Ventures Fund invests in new businesses focusing on new media technology and educational media enterprises. See Note 6 to the Consolidated Financial Statements. The Board of Directors has authorized up to $150,000,000 of such investments. At December 31, 1999, an additional $92,000,000 remained to be invested under the authorization.

Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund expansion of existing businesses and the development or acquisition of new businesses.

YEAR 2000 ISSUES

The Company completed implementation of its year 2000 remediation plan on a timely basis, and such remediation plan as implemented addressed all mission critical systems. Management is not aware of any adverse effects of year 2000 issues on the Company, including its systems and operations.


MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. See
"Business - Newspapers - Raw Materials and Labor Costs."
The Company is also exposed to changes in the market value of its investments.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. See Note 1 to the Consolidated Financial Statements - Risk Management Contracts. The Company held no foreign currency or newsprint forward contracts at December 31, 1999.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )
                                                               As of December 31, 1999              As of December 31, 1998
                                                                  Cost           Fair                   Cost            Fair
                                                                  Basis          Value                  Basis          Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities,
        including commercial paper                           $     565,689  $     565,689          $     567,561  $     567,561
     $100 million, 6.625% note, due in 2007                         99,887         94,668                 99,872        104,556
     $100 million, 6.375% note, due in 2002                         99,944         98,107                 99,925        102,397
     Other notes                                                     3,927          2,836                  3,299          2,786

     Total long-term debt                                    $     769,447  $     761,300          $     770,657  $     777,300

Financial instruments subject to market value risk:
     Time Warner common stock (1,344,000 shares)             $      27,816  $      97,227          $      27,816  $      83,446
     garden.com Inc. (2,414,000 common shares
          and 276,000 warrants)                                      9,625         22,636
     iVillage Inc. (270,000 common shares)                           5,897          5,897
     Other available-for-sale securities                             3,385          9,177                    839          5,075

     Total investments in publicly-traded companies                 46,723        134,937                 28,655         88,521
     Investments in private companies                               63,349        (a)                     37,110        (a)

       (a) Investments in private companies do not trade in public markets, so they do not have readily determinable fair values. However, based upon amounts paid for such securities by other investors in subsequent rounds of financing, if any, the estimated value of these investments exceeded their cost by approximately $27,900,000 on December 31,1999.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 5 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities at December 31 was 6.0% in 1999 and 5.25% in 1998.

The Company holds 1,792,500 shares of Centra Software, which became publicly traded in January 2000. The
Company's investment in Centra Software is included in private companies in the above table. The estimated fair value of the investment on December 31, 1999, was $6,000,000. The fair value of the Company's investments in publicly-traded companies (including Centra Software) totaled $209,000,000 on March 14, 2000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies ("Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and comprehensive income and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 24, 2000

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                   As of December 31,
                                                                                              1999                 1998
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         10,456     $         15,419
     Short-term investments                                                                                           20,551
     Accounts and notes receivable (less allowances - 1999, $11,266; 1998, $7,689)              280,829              226,945
     Program rights and production costs                                                         93,001               68,870
     Network distribution fees                                                                   17,899               18,729
     Inventories                                                                                 16,235               15,009
     Deferred income taxes                                                                       27,769               24,140
     Miscellaneous                                                                               31,095               29,926
     Total current assets                                                                       477,284              419,589

Investments                                                                                     205,864              131,230

Property, Plant and Equipment                                                                   485,596              479,286

Goodwill and Other Intangible Assets                                                          1,191,718            1,204,469

Other Assets:
     Program rights and production costs (less current portion)                                  75,702               50,763
     Network distribution fees (less current portion)                                            50,066               43,204
     Miscellaneous                                                                               33,974               31,095
     Total other assets                                                                         159,742              125,062

TOTAL ASSETS                                                                           $      2,520,204     $      2,359,636

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                 As of December 31,
                                                                                              1999                 1998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $        267,600     $        268,780
    Accounts payable                                                                            116,201              102,132
    Customer deposits and unearned revenue                                                       40,583               42,094
    Accrued liabilities:
        Employee compensation and benefits                                                       46,464               40,816
        Network distribution fees                                                                41,712               35,520
        Miscellaneous                                                                            64,908               61,887
    Total current liabilities                                                                   577,468              551,229

Deferred Income Taxes                                                                           143,912              115,577

Long-Term Debt (less current portion)                                                           501,847              501,877

Other Long-Term Obligations and Minority Interests (less current portion)                       132,702              122,221

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 1999 -  58,925,449 shares; 1998 - 59,324,967 shares                          589                  593
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  1999 - 19,216,913 shares; 1998 - 19,218,913 shares                        192                  192
    Total                                                                                           781                  785
    Additional paid-in capital                                                                  136,731              161,878
    Retained earnings                                                                           973,432              870,315
    Unrealized gains on securities available for sale                                            57,298               38,904
    Foreign currency translation adjustment                                                         973                  581
    Unvested restricted stock awards                                                            (4,940)              (3,731)
    Total stockholders' equity                                                                1,164,275            1,068,732

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      2,520,204     $      2,359,636

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                  For the years ended December 31,
                                                                          1999                  1998                1997

Operating Revenues:
    Advertising                                                    $      1,198,744  $             1,093,333 $        918,984
    Circulation                                                             153,742                  163,861          144,945
    Licensing                                                                63,755                   62,260           56,813
    Joint operating agency distributions                                     50,511                   48,278           48,977
    Affiliate fees                                                           50,142                   38,063           19,711
    Other                                                                    54,398                   58,833           61,889
    Total operating revenues                                              1,571,292                1,464,628        1,251,319

Operating Expenses:
    Employee compensation and benefits                                      492,162                  454,486          398,746
    Newsprint and ink                                                       141,911                  148,069          123,508
    Amortization of purchased programming                                    98,810                   82,246           58,898
    Other operating expenses                                                437,932                  399,938          341,737
    Depreciation                                                             65,300                   63,722           54,085
    Amortization of intangible assets                                        38,551                   40,123           23,521
    Total operating expenses                                              1,274,666                1,188,584        1,000,495

Operating Income                                                            296,626                  276,044          250,824

Other Credits (Charges):
    Interest expense                                                       (45,219)                 (47,108)         (18,543)
    Net gains and unusual items                                                                                        44,894
    Miscellaneous, net                                                        4,049                      226            3,126
    Net other credits (charges)                                            (41,170)                 (46,882)           29,477

Income Before Taxes and Minority Interests                                  255,456                  229,162          280,301
Provision for Income Taxes                                                  104,073                   93,075          117,510
                                                                                                                            .
Income Before Minority Interests                                            151,383                  136,087          162,791
Minority Interests                                                            4,450                    4,873            5,089

Net Income                                                         $        146,933  $               131,214 $        157,702


Net Income per Share of Common Stock:
    Basic                                                                     $1.89                    $1.65            $1.96
    Diluted                                                                   $1.86                    $1.62            $1.93

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except share data )
                                                                                     For the years ended December 31,
                                                                          1999                  1998                1997

Cash Flows from Operating Activities:
Net income                                                         $        146,933  $               131,214 $        157,702
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                         103,851                  103,845           77,606
      Deferred income taxes                                                  14,794                   10,268           28,865
      Minority interests in income of subsidiary companies                    4,450                    4,873            5,089
      Net gains and unusual items                                                                                    (44,894)
      Network distribution fee amortization greater (less) than payments    (4,931)                  (6,610)         (12,411)
      Program cost amortization greater (less) than payments               (51,810)                 (17,431)          (7,591)
      Other changes in certain working capital accounts, net               (30,402)                    5,535         (18,315)
      Miscellaneous, net                                                     10,630                    7,479            7,076
Net operating activities                                                    193,515                  239,173          193,127

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                 (79,826)                 (66,969)         (56,620)
Purchase of subsidiary companies and long-term investments                 (65,015)                 (28,774)        (745,314)
Change in short-term investments, net                                        20,551                 (17,446)            2,700
Sale of subsidiary companies and long-term investments                        9,344                   32,389           29,339
Miscellaneous, net                                                          (1,898)                  (4,758)          (1,499)
Net investing activities                                                  (116,844)                 (85,558)        (771,394)

Cash Flows from Financing Activities:
Increase in long-term debt                                                    4,340                                   741,216
Payments on long-term debt                                                  (5,596)                  (3,800)         (90,046)
Dividends paid                                                             (43,816)                 (43,228)         (42,064)
Dividends paid to minority interests                                        (3,278)                  (3,343)          (3,950)
Repurchase Class A Common shares                                           (34,951)                (108,421)         (25,694)
Miscellaneous, net (primarily exercise of stock options)                      1,667                    6,180            3,064
Net financing activities                                                   (81,634)                (152,612)          582,526

Increase (Decrease) in Cash and Cash Equivalents                            (4,963)                    1,003            4,259

Cash and Cash Equivalents:
Beginning of year                                                            15,419                   14,416           10,157
End of year                                                        $         10,456  $                15,419 $         14,416

Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                    $         45,162  $                46,300 $         19,343
   Income taxes paid                                                         89,117                   76,237           86,599
   Monterey and San Luis Obispo newspapers traded
      for Boulder newspaper                                                                                            50,000

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

As of December 31, 1996                               $      808 $    272,703 $   676,471 $      (150) $   (5,241) $     944,591
Comprehensive income
     Net income                                                                   157,702                                157,702
     Unrealized gains, net of deferred tax of $6,521                                            12,110                    12,110
     Foreign currency translation adjustments                                                    (270)                     (270)
     Total                                                                        157,702       11,840                   169,542
Dividends:  declared and paid - $.52 per share                                   (42,064)                               (42,064)
Adjustment to Cable Transaction                                                   (9,780)                                (9,780)
Convert 136,671 Voting Shares to Class A shares
Repurchase 621,000 Class A Common shares                     (7)     (25,687)                                           (25,694)
Compensation plans, net:  529,475 shares
    issued; 42,229 shares repurchased                          5        8,038                                (361)         7,682
Tax benefits of compensation plans                                      4,685                                              4,685
As of December 31, 1997                                      806      259,739     782,329       11,690     (5,602)     1,048,962
Comprehensive income:
     Net income                                                                   131,214                                131,214
     Unrealized gains, net of deferred tax of $15,080                                           28,006                    28,006
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of ($268)                                             (499)                     (499)
     Increase in unrealized gains on securities                                                 27,507                    27,507
     Foreign currency translation adjustments                                                      288                       288
     Total                                                                        131,214       27,795                   159,009
Dividends:  declared and paid - $.54 per share                                   (43,228)                               (43,228)
Convert 114,798 Voting Shares to Class A shares
Repurchase 2,402,100 Class A Common shares                  (24)    (108,397)                                          (108,421)
Compensation plans, net:  345,053 shares issued;
    1,500 shares forfeited; 27,441 shares repurchased          3        6,536                                1,871         8,410
Tax benefits of compensation plans                                      4,000                                              4,000
As of December 31, 1998                                      785      161,878     870,315       39,485     (3,731)     1,068,732
Comprehensive income:
     Net income                                                                   146,933                                146,933
     Unrealized gains, net of deferred tax
        of $10,164                                                                              18,789                    18,789
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of ($213)                                             (395)                     (395)
     Increase in unrealized gains on securities                                                 18,394                    18,394
     Foreign currency translation adjustments                                                      392                       392
     Total                                                                        146,933       18,786                   165,719
Dividends:  declared and paid - $.56 per share                                   (43,816)                               (43,816)
Convert 2,000 Voting Shares to Class A shares
Repurchase 784,793 Class A Common shares                     (8)     (34,943)                                           (34,951)
Compensation plans, net:  430,896 shares issued;
   200 shares forfeited; 47,421 shares repurchased             4        5,984                              (1,209)         4,779
Tax benefits of compensation plans                                      3,812                                              3,812

As of December 31, 1999                               $      781 $    136,731 $   973,432 $     58,271 $   (4,940) $   1,164,275

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, broadcast television and category television. The newspaper segment includes 19 daily newspapers in the U.S. The newspaper segment primarily derives revenue from the sale of advertising space to local and national advertisers and from the sale of the newspaper to readers. The broadcast television segment includes nine network-affiliated stations. Television stations derive revenue from the sale of advertising time to local and national advertisers and receive compensation for broadcasting network programming. Category television includes three television networks:
Home & Garden Television ("HGTV"), The Television Food Network ("Food Network"), the Do It Yourself Network ("DIY"), and the Company's 12% interest in FOX Sports South, a regional cable television network. Revenues are primarily derived from the sale of advertising time and from affiliate fees paid by cable television and direct broadcast satellite systems which distribute the networks. Licensing and other media aggregates the Company's operating segments that are too small to report separately, including syndication and licensing of news features and comics, publication of independent telephone directories, and investments focusing on new media technologies and educational media enterprises. The relative importance of each line of business to continuing operations is indicated in the segment information presented in Note 12.

The Company's operations are geographically dispersed and its customer base is diverse. However, more than 75% of the Company's operating revenues are derived from advertising. Operating results can be affected by changes in the demand for advertising both nationally and in individual markets.

The Company grants credit to substantially all of its customers. Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company's financial position.

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company's financial statements include estimates for such items as income taxes payable and self-insured risks. The Company self insures for employees' medical and disability income benefits, workers' compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $21,800,000 at December 31, 1999. Management does not believe it is likely that its estimates for such items will change materially in the near term.

In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining duration of the distribution contracts. Because of the previous uncertainty regarding the conditions under which the distribution contracts would be renewed, such fees had been amortized over the duration of the contracts. The Company has committed to pay certain cable television system operators additional distribution fees to carry the networks on systems not included in the original distribution contracts. Management believes the expanded distribution of the networks will increase affiliate fee and advertising revenue beyond the remaining duration of the original distribution contracts. The change in the estimated amortization period was made to better match revenue and expense. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives of the network distribution fees and newspaper presses were made prospectively. The effect of these changes was to increase operating income $11,900,000 and net income $7,500,000
($.09 per share).

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary companies.

Revenue Recognition - Significant revenue recognition policies are as follows:
  Advertising revenues are recognized based on dates of publication or broadcast, net of agency commissions.
  Revenues from advertising on the Company's Internet sites are recognized over the terms of the advertising contracts.

  Circulation revenue is recognized based on date of publication. The Company's newspapers are either: 1) sold directly to subscribers and delivered by employees or independent newspaper carriers, or 2) sold to independent newspaper distributors who resell the paper to subscribers. Circulation revenue from newspapers sold directly to subscribers is based on the subscription price, with delivery costs charged to operating expenses. Circulation revenue from newspapers sold to independent newspaper distributors is based upon the price charged the distributor.

  Affiliate fees are recognized as programming is provided to cable television and direct broadcast satellite services.

  Royalties from merchandise licensing are recognized as the licensee sells products. Royalties from promotional licensing are recognized over the lives of the licensing agreements.

Network Distribution Fees - Network distribution fees are incentives paid to cable television and direct broadcast satellite system operators in exchange for long-term contracts to carry the Company's television networks. These fees are amortized based upon the percentage of the current period's affiliate fee revenues to the estimated total of such revenue over estimated useful lives, or, for contracts that do not provide for the Company to receive affiliate fees, on a straight-line basis over estimated useful lives. Useful lives are estimated at the greater of five years or the duration of the contracts. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

Program Rights and Production Costs - Program rights are recorded when programs become available for broadcast. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. The liability for program rights is not discounted for imputed interest.

Production costs are primarily costs incurred in the production of programming for internal use. Programs produced for internal use are amortized over the estimated useful lives of the programs. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset. Program and production costs are stated at the lower of unamortized cost or fair value.

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other long-term obligations.

Long-Lived Assets - Long-lived assets used in business operations are recorded at unamortized cost. Management reviews long-lived assets, including related goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then goodwill and other intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets - Goodwill represents the cost of acquisitions in excess of the acquired businesses' tangible assets and identifiable intangible assets. Cable and direct broadcast satellite network affiliation contracts are amortized on a straight-line basis over the greater of five years or the remaining duration of the agreements. Goodwill, customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 40 years.

Property, Plant and Equipment - Depreciation is computed using the straight-line method over maximum estimated useful lives as follows:

  Buildings and improvements                             35 years
  Printing presses                                       30 years
  Other newspaper production equipment                   5 to 10 years
  Television transmission towers and related equipment   15 years
  Other television and program production equipment      5 to 15 years
  Office and other equipment                             3 to 10 years

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

Investments - The Company records its investments at fair value, except for securities accounted for under the equity method or issued by private companies. All investments recorded at fair value have been classified as available for sale. The fair value of available-for-sale investments is determined by quoted market prices. The cost basis of available-for-sale securities is adjusted when a decline in market value is determined to be other than temporary, with the resulting adjustment charged against net income. The difference between adjusted cost basis and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of stockholders' equity.

Investments in 20%- to 50%-controlled companies and in all joint ventures are accounted for using the equity method.

Investments in private companies are recorded at cost, net of impairment write-downs, because no readily determinable market price is available. The cost basis of investments in private companies is adjusted when it is determined the Company's investment may not be recovered, with the resulting adjustment charged against net income.

The cost of securities sold is determined by specific identification.

Newspaper Joint Operating Agencies - The Company is currently a partner in newspaper joint operating agencies
("JOAs") in three markets. A JOA combines all but the editorial operations of two competing newspapers in a market. The managing partner distributes a portion of JOA profits to the other partner. The other partner manages each of these three JOAs.

The Company includes its portion of these JOA operating profits in operating revenues but does not include any assets or liabilities because the Company has no residual interest in the net assets.

A JOA in Evansville, Indiana, which was managed by the Company, expired in 1998 and was not renewed. The Company included the full amounts of this JOA's assets, liabilities, revenues and expenses in the consolidated financial statements. Distributions of JOA operating profits to the other partner were included in other operating expenses.
The Company continues to operate its newspaper in Evansville. A JOA in El Paso, Texas, which was managed by the other partner, was terminated in 1997 (see Note 2).

Inventories - Inventories are stated at the lower of cost or market. The cost of newsprint included in inventory is computed using the last in, first out ("LIFO") method. At December 31 newsprint inventories were approximately 70% of total inventories in 1999 and 67% in 1998. The cost of other inventories is computed using the first in, first out ("FIFO") method. Inventories would have been $300,000 and $1,500,000 higher at December 31, 1999 and 1998, if FIFO (which approximates current cost) had been used to compute the cost of newsprint.

Stock-Based Compensation - The Company's incentive plans provide for awards of options to purchase Class A Common shares and awards of Class A Common shares. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common shares vest over an incentive period conditioned upon the individual's employment through that period. The Company measures compensation expense using the intrinsic-value-based method (see Note 14).

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

Risk Management Contracts - The Company may use foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. The contracts reduce the risk of changes in the exchange rate for Japanese yen on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. Such contracts are recorded at fair value in the Consolidated Balance Sheets and gains or losses are recognized in income as changes occur in the exchange rate for the Japanese yen.

The Company may use off-balance-sheet financial instruments, such as forward contracts, to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. Gains or losses on the contracts are deferred and charged to newsprint and ink expense as the newsprint is consumed.

The Company may also use put options and zero-cost collars to hedge the proceeds from the expected sale of certain investments. These contracts are recorded at fair value in the Consolidated Balance Sheets. Gains or losses are recognized in net income or in other comprehensive income depending upon the treatment of changes in the unrealized gain or loss on the underlying investment.

At December 31, 1999, the Company held zero-cost collars on certain investments. The Company held no foreign currency or newsprint derivative financial instruments at December 31, 1999 and 1998. The Company does not hold derivative financial instruments for trading or speculative purposes, and does not hold leveraged contracts. The impact of risk management activities on the Company's financial position, its results of operations, and its cash flows is immaterial.

The Financial Accounting Standards Board has issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. The standard, which must be adopted by January 1, 2001, will not have a material effect on the Company's financial position or its results of operations. Under the new standard changes in the fair value of foreign currency forward and option contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the related licensing revenue is earned. Newsprint forward contracts will be recorded at fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed. The Company's accounting for put options and zero-cost collars will not change under the new standard.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                                    For the years ended December 31,
                                                                             1999                  1998                1997

Basic weighted-average shares outstanding                                    77,936                   79,715           80,500

Effect of dilutive securities:
     Unvested restricted stock held by employees                                179                      197              214
     Stock options held by employees                                            836                    1,009              931

Diluted weighted-average shares outstanding                                  78,951                   80,921           81,645

Reclassifications - For comparative purposes, certain 1998
and 1997 amounts have been reclassified to conform to 1999 classifications.


2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

1999 - The Company acquired the 70% of Colorado Real
       Estate On-line, a provider of real estate listings on the Internet, that it did not already own and an additional 6.86% interest in the Food Network.

1998 - The Company acquired independent telephone directories in Memphis, Tennessee; Kansas City,
       Missouri; New Orleans, Louisiana; and North Palm Beach,
       Florida.

1997 - The Company acquired the newspaper and broadcast operations of Harte-Hanks Communications ("Harte-Hanks"). The Harte-Hanks newspaper operations ("HHC Newspaper Operations") included daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. The Company immediately traded the Harte-Hanks broadcast operations for an approximate 56% controlling interest in Food Network. The Company traded its daily newspapers in Monterey and San Luis Obispo, California, for the daily newspaper in Boulder, Colorado.

The following table presents additional information about the acquisitions:

( in thousands )
                                                                                         For the years ended December 31,
                                                                                        1999          1998          1997

Goodwill and other intangible assets acquired                                      $     20,571  $     12,553  $    688,102
Other assets acquired (primarily property and equipment)                                     85         4,154       108,278
Total                                                                                    20,656        16,707       796,380
Fair value of Monterey and San Luis Obispo daily newspapers                                                        (50,000)
Liabilities assumed                                                                     (1,902)       (2,448)      (26,700)

Cash paid                                                                          $     18,754  $     14,259  $    719,680

The acquisitions have been accounted for as purchases. The allocation of the total purchase price in 1999 is based on preliminary appraised values of the assets acquired and liabilities assumed, and is therefore subject to change.

The acquired operations have been included in the Consolidated Statements of Income from the dates of acquisition. The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations of the Company and the operations acquired in 1997 assuming the transactions had taken place at the beginning of 1997. Pro forma results are not presented for the 1999 and 1998 acquisitions because the combined results of operations would not be significantly different than the reported amounts. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant and equipment, and amortization of the intangible assets acquired. The pro forma information excludes the results of operations of the Monterey and San Luis Obispo newspapers, and excludes the gain recognized on the transaction. The unaudited pro forma results of operations are not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

( in thousands, except per share data )                                                                          For the
                                                                                                                 year ended
                                                                                                               December 31,
                                                                                                                    1997

Operating revenues                                                                                             $  1,350,096
Net income                                                                                                          124,965

Net income per share of common stock:
     Basic                                                                                                            $1.55
     Diluted                                                                                                          $1.53


Divestitures

1998 - The Company sold Scripps Howard Productions, its television program production operation based in Los Angeles, and the Dallas Community newspapers, including the Plano daily newspaper. No material gain or loss was realized on either divestiture as proceeds approximated the book value of the net assets sold.

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

Included in the consolidated financial statements were the following results of divested operating units (excluding gains on sales):


( in thousands, except per share data )
                                                                                                     For the years ended
                                                                                                         December 31,
                                                                                                      1998          1997

Operating revenues                                                                               $     14,206  $     41,154
Operating income (loss)                                                                                 (481)       (1,217)


3.  UNUSUAL CREDITS AND CHARGES

See Note 6 regarding investments and related gains, losses and expenses in 1999. In addition to the gains on divested operations described in Note 2, the Company's 1997 results of operations included a write-down of certain investments to estimated realizable value, resulting in a loss of $2,700,000, $1,700,000 after tax, $.02 per share on a diluted basis.


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

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities
(assets) were as follows:

( in thousands )
                                                                                                   As of December 31,
                                                                                              1999                 1998

Accelerated depreciation and amortization                                              $        131,305     $        106,725
Investments, primarily gains and losses not yet recognized for tax                               34,836               26,052
Accrued expenses not deductible until paid                                                     (11,567)             (12,110)
Deferred compensation and retiree benefits not deductible until paid                           (27,201)             (19,969)
Other temporary differences, net                                                                (8,559)              (6,474)

Total                                                                                           118,814               94,224
State net operating loss carryforwards                                                         (10,386)              (9,790)
Valuation allowance for state deferred tax assets                                                 7,715                7,003

Net deferred tax liability                                                             $        116,143     $         91,437


The Company's state net operating loss carryforwards expire from 2003 through 2019. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance.

The provision for income taxes consisted of the following:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1999                  1998                1997

Current:
     Federal                                                       $         67,247  $                62,730 $         68,600
     State and local                                                         13,588                   12,028           14,275
     Foreign                                                                  4,485                    3,878            4,314

Total current                                                                85,320                   78,636           87,189

Deferred:
     Federal                                                                 22,543                   23,538           31,100
     Other                                                                    2,173                    1,542            3,432

Total deferred                                                               24,716                   25,080           34,532

Total income taxes                                                          110,036                  103,716          121,721
Income taxes allocated to stockholders' equity                              (5,963)                 (10,641)          (4,211)

Provision for income taxes                                         $        104,073  $                93,075 $        117,510


The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:



                                                                                  For the years ended December 31,
                                                                          1999                  1998                1997

Statutory rate                                                                35.0 %                   35.0 %            35.0 %
Effect of:
     State and local income taxes                                               4.0                      3.8              4.1
     Amortization of nondeductible goodwill                                     1.4                      1.6              1.8
     Miscellaneous                                                              0.3                      0.2              1.0

Effective income tax rate                                                     40.7 %                   40.6 %            41.9 %

5.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )
                                                                                                 As of December 31,
                                                                                              1999                 1998

Variable rate credit facilities, including commercial paper                            $        565,689     $        567,561
$100 million, 6.625% note, due in 2007                                                           99,887               99,872
$100 million, 6.375% note, due in 2002                                                           99,944               99,925
Other notes                                                                                       3,927                3,299

Total long-term debt                                                                            769,447              770,657
Current portion of long-term debt                                                               267,600              268,780

Long-term debt (less current portion)                                                  $        501,847     $        501,877


Fair value of long-term debt *                                                         $        761,300     $        777,300


    * Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2000, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities at December 31 was 6.0% in 1999 and 5.25% in 1998.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness.
The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Interest costs capitalized were $400,000 in 1999, $300,000 in 1998, and $1,200,000 in 1997.

6.  INVESTMENTS

Investments, excluding short-term investments, consisted of the following:

( in thousands, except share data )
                                                                                                 As of December 31,
                                                                                              1999                 1998

Securities available for sale (at market value):
     Time Warner common stock (1,344,000 shares)                                       $         97,227     $         83,446
     garden.com Inc. (2,414,000 common shares and 276,000 warrants)                              22,636
     iVillage Inc. (270,000 common shares)                                                        5,897
     Other                                                                                        9,177                5,075

Total available-for-sale securities                                                             134,937               88,521
Investments accounted for using the equity method                                                 7,578                5,599
Other (primarily investments in private companies, at adjusted cost)                             63,349               37,110

Total investments                                                                      $        205,864     $        131,230

Unrealized gains on securities available for sale                                      $         88,214     $         59,866


Investments available for sale represent securities in publicly traded companies. In the third quarter garden.com completed an initial public offering of its common stock and the Company sold its interest in Family
Point Inc. to iVillage Inc. for cash and stock, resulting in a gain of $8,600,000. These investments were previously included in the other category.

The Company intends to sell its investment in iVillage at the end of the mandatory lock-up period. In the fourth quarter the investment in iVillage was reduced $2,200,000 to market value. The Company has executed a zero-cost collar on 229,000 iVillage shares, giving the Company the right to sell those shares at prices between $21.02 and $22.65 and giving the counter party the right to purchase the shares at prices between $24.35 and $26.24. The price of iVillage shares was $20.25 on December 31, 1999.

Investments in private companies do not trade in public markets, so they do not have readily determinable fair values. However, if the securities were valued at prices paid by other investors in the most recent round of financing, the total estimated value of these investments was $91,300,000 on December 31, 1999.

In 1999 the Company accrued $7,000,000 of incentive compensation for its Scripps Ventures fund managers. The incentive compensation is based on the portfolio's cumulative net gain (realized and estimated unrealized) of $47,000,000 as of December 31, 1999. The incentive compensation will be paid in 2001 based on the portfolio's net gain through June 2001. The estimated value of the Scripps Ventures portfolio on December 31, 1999, was
$95,000,000, based upon quoted market prices for publicly traded securities and prices paid for shares in the private companies' most recent offerings.

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
                                                                                                  As of December 31,
                                                                                              1999                 1998

Land and improvements                                                                  $         44,382     $         48,267
Buildings and improvements                                                                      240,513              231,052
Equipment                                                                                       669,302              628,899

Total                                                                                           954,197              908,218
Accumulated depreciation                                                                        468,601              428,932

Net property, plant and equipment                                                      $        485,596     $        479,286



8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets arising from business acquisitions consisted of the following:

( in thousands )
                                                                                                 As of December 31,
                                                                                              1999                 1998

Goodwill                                                                               $      1,215,962     $      1,193,912
Customer lists                                                                                  145,358              145,358
Cable and direct broadcast satellite network affiliation contracts                               20,554               18,554
Licenses and copyrights                                                                          28,221               28,221
Other                                                                                            29,233               27,803

Total                                                                                         1,439,328            1,413,848
Accumulated amortization                                                                        247,610              209,379

Net goodwill and other intangible assets                                               $      1,191,718     $      1,204,469

9.  OTHER LONG-TERM OBLIGATIONS AND MINORITY INTERESTS

Other long-term obligations and minority interests consisted of the following:

( in thousands )
                                                                                                 As of December 31,
                                                                                              1999                 1998

Program rights payable                                                                 $         50,870     $         52,125
Employee compensation and benefits                                                               91,725               68,945
Network distribution fees                                                                        51,534               49,918
Minority interests                                                                               12,094               10,956
Other                                                                                            21,163               27,078

Total other long-term obligations and minority interests                                        227,386              209,022
Current portion of other long-term obligations                                                   94,684               86,801

Other long-term obligations and minority interests (less current portion)              $        132,702     $        122,221


10.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )
                                                                                For the years ended December 31,
                                                                          1999                  1998                1997
Other changes in certain working capital accounts, net:
     Accounts receivable                                           $       (53,847)  $               (5,439) $       (24,111)
     Accounts payable                                                        13,374                    3,877          (5,483)
     Accrued income taxes                                                       503                  (1,950)          (2,290)
     Other accrued liabilities                                                3,356                    6,416           11,664
     Other, net                                                               6,212                    2,631            1,905

     Total                                                         $       (30,402)  $                 5,535 $       (18,315)

11.  EMPLOYEE BENEFIT PLANS

Retirement plans expense consisted of the following:

( in thousands )
                                                                                 For the years ended December 31,
                                                                          1999                  1998                1997

Service cost                                                       $         14,078  $                11,718 $          9,047
Interest cost                                                                17,012                   14,757           14,729
Actual (return) loss on plan assets, net of expenses                       (50,022)                 (35,773)         (41,665)
Net amortization and deferral                                                27,120                   17,098           22,866

Total for defined benefit plans                                               8,188                    7,800            4,977
Multi-employer plans                                                          1,162                    1,051              923
Defined contribution plans                                                    5,698                    5,370            4,585

Total                                                              $         15,048  $                14,221 $         10,485


The following table presents information about the Company's employee benefit plan assets and obligations:

( in thousands )
                                                                                   For the years ended December 31,
                                                                          1999                  1998                1997

Change in benefit obligation
Benefit obligation at beginning of year                            $        269,493  $               236,260 $        203,919
Service cost                                                                 14,078                   11,718            9,047
Interest cost                                                                17,012                   14,757           14,729
Plan amendments                                                                                                           280
Actuarial losses (gains)                                                   (15,549)                   21,708           26,218
Benefits paid                                                              (16,224)                 (14,950)         (17,933)
Benefit obligation at end of year                                           268,810                  269,493          236,260

Change in plan assets
Fair value at beginning of year                                             268,386                  246,811          220,603
Actual return on plan assets                                                 50,022                   35,773           41,665
Company contributions                                                           750                      752            1,868
Acquisitions and divestitures                                                                                             608
Benefits paid                                                              (16,224)                 (14,950)         (17,933)
Fair value at end of year                                                   302,934                  268,386          246,811

Plan assets greater than (less than) projected benefits                      34,124                  (1,107)           10,551
Unrecognized net loss (gain)                                               (57,774)                 (14,732)         (18,979)
Unrecognized prior service cost                                               3,547                    4,620            5,704
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                           (3,434)                  (4,881)          (6,328)

Net pension asset (liability) recognized in the balance sheet      $       (23,537)  $              (16,100) $        (9,052)

Assumptions used in the accounting for the defined benefit plans were as follows:


                                                                          1999                  1998                1997

Discount rate at beginning of year                                             6.5%                     6.5%             7.5%
Discount rate at end of year                                                   7.5%                     6.5%             6.5%
Assumed long-term rate of return on plan assets                                8.5%                     7.5%             8.5%
Assumed rate of increase in compensation levels                                4.0%                     3.0%             4.0%


Management uses the discount rate at the beginning of the year as the reference point for the assumptions required to determine each year's pension expense. Prior to 1999 the return on plan assets was assumed to be one percentage point above the discount rate and the compensation increase was assumed to be three and one half percentage points below the discount rate. In 1999 management changed the assumed return on assets to two percentage points above the discount rate and the assumed compensation increase to two and one half percentage points below the discount rate.

Plan assets consist of marketable equity and fixed-income securities.


12.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses
that offer different products and services.  See Note 1 for
descriptive information about the Company's business
segments.  The Company primarily evaluates the operating
performance of its segments based on earnings before
interest, income taxes, depreciation and amortization
("EBITDA"), excluding unusual items and all credits and
charges classified as non-operating in the Consolidated
Statements of Income.   No single customer provides more
than 10% of the Company's revenue and less than 10% of the Company's revenues are from markets outside of the U.S.

The following table presents financial information about the Company's business segments:

( in thousands )
                                                                                  For the years ended December 31,
                                                                          1999                  1998                1997

OPERATING REVENUES
Newspapers                                                         $        918,209  $               889,071 $        760,376
Broadcast television                                                        312,362                  330,714          331,216
Category television                                                         228,915                  148,641           66,801
Licensing and other media                                                   111,806                   96,202           92,926
Total                                                              $      1,571,292  $             1,464,628 $      1,251,319

EBITDA
Newspapers                                                         $        277,773  $               261,692 $        220,425
Broadcast television                                                         94,755                  118,012          128,048
Category television                                                          32,767                    5,642          (8,580)
Licensing and other media                                                    12,701                   10,750            4,548
Corporate                                                                  (17,519)                 (16,207)         (16,011)
Total                                                              $        400,477  $               379,889 $        328,430

DEPRECIATION
Newspapers                                                         $         39,079  $                41,453 $         33,840
Broadcast television                                                         17,962                   15,529           14,738
Category television                                                           5,533                    4,738            3,438
Licensing and other media                                                     1,687                      978              873
Corporate                                                                     1,039                    1,024            1,196
Total                                                              $         65,300  $                63,722 $         54,085

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $         22,138  $                23,065 $         12,105
Broadcast television                                                          9,502                    9,517            9,620
Category television                                                           6,364                    7,539            1,793
Licensing and other media                                                       547                        2                3
Total                                                              $         38,551  $                40,123 $         23,521

OPERATING INCOME
Newspapers                                                         $        216,556  $               197,174 $        174,480
Broadcast television                                                         67,291                   92,966          103,690
Category television                                                          20,870                  (6,635)         (13,811)
Licensing and other media                                                    10,467                    9,770            3,672
Corporate                                                                  (18,558)                 (17,231)         (17,207)
Total                                                              $        296,626  $               276,044 $        250,824

OTHER NONCASH ITEMS
Broadcast television                                               $          1,029  $                  (76) $        (3,790)
Category television                                                        (57,770)                 (26,793)         (16,683)
Licensing and other media                                                                              2,828              471
Total                                                              $       (56,741)  $              (24,041) $       (20,002)

( in thousands )
                                                                                    For the years ended December 31,
                                                                          1999                  1998                1997

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                         $         28,359  $                23,732 $         33,762
Broadcast television                                                         25,304                   33,454           15,632
Category television                                                          19,480                    7,936            5,742
Licensing and other media                                                     5,887                    1,041              670
Corporate                                                                       796                      806              814
Total                                                              $         79,826  $                66,969 $         56,620

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                         $          1,259  $                 3,570 $        644,527
Broadcast television                                                          1,391                      218            3,000
Category television                                                          45,399                   17,431          179,354
Licensing and other media                                                    40,083                   27,434           20,720
Total                                                              $         88,132  $                48,653 $        847,601

ASSETS
Newspapers                                                         $      1,224,393  $             1,246,156 $      1,331,676
Broadcast television                                                        500,885                  509,285          495,049
Category television                                                         468,114                  340,852          300,006
Licensing and other media                                                   263,171                  191,994          117,283
Corporate                                                                    63,641                   71,349           44,541
Total                                                              $      2,520,204  $             2,359,636 $      2,288,555


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category television, amortization of network distribution fees in excess of (less than) network distribution fee payments. Other additions to long-lived assets include investments and network distribution fees.
Corporate assets are primarily cash, investments, and refundable and deferred income taxes.


13.  COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company's cable television systems ("Scripps Cable") were acquired by Comcast Corporation ("Comcast") in 1996 ("Cable Transaction"). Pursuant to the terms of its agreement with Comcast, the Company remains liable for any losses resulting from certain lawsuits, certain other expenses and tax liabilities of Scripps Cable attributable to periods prior to the Cable Transaction. In 1997 the Company adjusted its estimate of these liabilities, reducing stockholders' equity by $9,780,000.

The Company purchased program rights totaling $131,000,000 in 1999, $100,000,000 in 1998 and $70,100,000 in 1997, the
payments for which are generally made over the lives of the contracts. At December 31, 1999, the Company was committed to purchase approximately $80,000,000 of program rights that are not currently available for broadcast, substantially all of which is for programs not yet produced. If such programs are not produced the Company's commitments would expire without obligation.

Minimum payments on noncancelable leases at December 31, 1999, were: 2000, $13,100,000; 2001, $10,300,000; 2002,
$8,900,000; 2003, $8,300,000; 2004, $8,000,000 and later
years, $25,000,000. Rental expense for cancelable and noncancelable leases was $16,300,000 in 1999, $15,000,000 in
1998 and $12,200,000 in 1997.

14.  CAPITAL STOCK AND INCENTIVE PLANS

Capital Stock - The capital structure of the Company includes Common Voting Shares and Class A Common Shares.
The articles provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors. In 1997 the Board of Directors authorized the purchase of up to 4,000,000 of the Company's Class A Common Shares. The authorization was increased to 6,000,000 shares in 1998.
The Company has repurchased 3,807,900 shares through December 31, 1999. An additional 2,192,100 shares may be purchased under the 1998 authorization.

Incentive Plans - The Company's Long-Term Incentive Plans (the "Plans") provide for the awarding of incentive and nonqualified stock options with 10-year terms, stock appreciation rights, performance units and restricted and nonrestricted Class A Common Shares to key employees and non-employee directors. The Plans expire in 2007, except for options then outstanding. The number of shares authorized for issuance under the plans at December 31, 1999, were 7,913,000, of which 1,580,000 were available.

Stock Options - Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period. The following table presents information about stock options:


                                                                                             Weighted-            Range of
                                                                         Number               Average             Exercise
                                                                        of Shares          Exercise Price          Prices

Outstanding at December 31, 1996                                          2,680,800                   $16.74         $10 - 34
Granted in 1997                                                             605,500                    35.33          35 - 43
Exercised in 1997                                                         (448,975)                    17.27          10 - 26
Forfeited in 1997                                                          (11,800)                    34.50           35

Outstanding at December 31, 1997                                          2,825,525                    21.00          11 - 43
Granted in 1998                                                             634,450                    47.32          39 - 56
Exercised in 1998                                                         (274,239)                    16.02          11 - 39
Forfeited in 1998                                                          (31,316)                    35.04          35 - 39

Outstanding at December 31, 1998                                          3,154,420                    26.58          11 - 56
Granted in 1999                                                             792,200                    47.19          41 - 52
Exercised in 1999                                                         (295,104)                    16.80          11 - 47
Forfeited in 1999                                                          (24,749)                    45.76          35 - 54

Outstanding at December 31, 1999 (by year granted):
    1990                                                                      8,100                    11.49           11
    1991                                                                    236,017                    11.96          11 - 13
    1992                                                                    150,900                    15.14          15 - 17
    1993                                                                    601,600                    17.82          16 - 21
    1994                                                                    555,000                    18.82          17 - 21
    1995                                                                     11,800                    19.66          18 - 20
    1996                                                                    131,400                    27.18          24 - 29
    1997                                                                    527,550                    35.33          35 - 43
    1998                                                                    624,700                    47.31          39 - 56
    1999                                                                    779,700                    47.19          41 - 52

    Total options outstanding                                             3,626,767                   $31.75         $11 - 56

Exercisable at December 31:
    1997                                                                  2,190,625                   $16.90         $11 - 27
    1998                                                                  2,204,089                    19.41          11 - 43
    1999                                                                  2,323,844                    23.85          11 - 56


Substantially all options granted prior to 1997 are exercisable. Options issued in 1997 through 1999 generally become exercisable over a three-year period.

The Company has adopted the "disclosure-only" provisions of FAS No. 123; therefore no compensation expense has been recognized for stock option grants. Had compensation expense been determined based upon the fair value (determined using the Black-Scholes option pricing model) at the grant date consistent with the provisions of FAS No. 123, the Company's net income would have been reduced to the pro forma amounts as follows:

( in thousands, except per share data )
                                                                                   For the years ended December 31,
                                                                          1999                  1998                1997

Pro forma net income                                               $        140,500  $               126,400 $        154,600
Pro forma net income per share of common stock:
     Basic                                                                    $1.80                    $1.59            $1.92
     Diluted                                                                   1.78                     1.56             1.89


Information related to the fair value of stock option grants is presented below:



                                                                                  For the years ended December 31,
                                                                          1999                  1998                1997

Weighted-average fair value of options granted                               $13.23                   $14.33           $12.03
Assumptions used to determine fair value:
     Dividend yield                                                            1.5%                     1.5%             1.5%
     Expected volatility                                                        23%                      24%              28%
     Risk-free rate of return                                                  5.0%                     5.7%             6.0%
     Expected life of options                                               7 years                  7 years          7 years


Restricted Stock Awards - Awards of Class A Common Shares vest over an incentive period conditioned upon the individual's employment throughout that period. During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share. Compensation expense is determined based upon the fair value of the shares at the grant date. Information related to awards of Class A Common Shares is presented below:

( in thousands, except share data )
                                                                                    For the years ended December 31,
                                                                          1999                  1998                1997

Class A Common Shares:
     Shares awarded                                                          85,400                   20,500           80,500
     Weighted-average price of shares awarded                                $46.70                   $51.22           $38.97
     Shares forfeited                                                           200                    1,500
     Compensation expense recognized                               $          2,779  $                 2,863 $          2,776

15.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1999                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    376,260 $     391,285 $    372,932 $    430,815 $   1,571,292

Operating expenses:
   Employee compensation and benefits                              117,980       123,031      123,647      127,504       492,162
   Newsprint and ink                                                37,303        34,282       32,775       37,551       141,911
   Amortization of purchased programming                            23,587        22,160       25,264       27,799        98,810
   Other operating expenses                                        105,664       101,771      109,146      121,351       437,932
   Depreciation and amortization                                    25,989        23,767       26,683       27,412       103,851

   Total operating expenses                                        310,523       305,011      317,515      341,617     1,274,666

Operating income                                                    65,737        86,274       55,417       89,198       296,626
Interest expense                                                  (11,073)      (11,026)     (11,279)     (11,841)      (45,219)
Miscellaneous, net                                                   1,302         1,652        (214)        1,309         4,049
Income taxes                                                      (22,932)      (31,556)     (17,954)     (31,631)     (104,073)
Minority interests                                                 (1,033)       (1,113)      (1,077)      (1,227)       (4,450)

Net income                                                    $     32,001 $      44,231 $     24,893 $     45,808 $     146,933


Net income per share of common stock:
     Basic                                                           $ .41         $ .57        $ .32        $ .59        $ 1.89
     Diluted                                                         $ .40         $ .56        $ .32        $ .58        $ 1.86

Basic weighted-average shares outstanding                           78,096        77,937       77,874       77,836        77,936

Diluted weighted-average shares outstanding                         79,126        78,950       78,925       78,801        78,951

Cash dividends per share of common stock                             $ .14         $ .14        $ .14        $ .14         $ .56

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1998                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    349,290 $     369,413 $    345,943 $    399,982 $   1,464,628

Operating expenses:
   Employee compensation and benefits                              114,194       113,372      112,388      114,532       454,486
   Newsprint and ink                                                36,348        36,958       36,100       38,663       148,069
   Amortization of purchased programming                            17,922        18,647       20,875       24,802        82,246
   Other operating expenses                                         97,616        99,802       93,813      108,707       399,938
   Depreciation and amortization                                    25,755        25,427       25,311       27,352       103,845

   Total operating expenses                                        291,835       294,206      288,487      314,056     1,188,584

Operating income                                                    57,455        75,207       57,456       85,926       276,044
Interest expense                                                  (12,012)      (11,747)     (11,712)     (11,637)      (47,108)
Miscellaneous, net                                                 (1,438)           915          285          464           226
Income taxes                                                      (17,959)      (26,380)     (18,852)     (29,884)      (93,075)
Minority interests                                                   (968)       (1,571)      (1,099)      (1,235)       (4,873)

Net income                                                    $     25,078 $      36,424 $     26,078 $     43,634 $     131,214


Net income per share of common stock:
     Basic                                                           $ .31         $ .45        $ .33        $ .56        $ 1.65
     Diluted                                                         $ .31         $ .45        $ .32        $ .55        $ 1.62

Basic weighted-average shares outstanding                           80,358        80,404       79,874       78,226        79,715

Diluted weighted-average shares outstanding                         81,616        81,688       81,041       79,339        80,921

Cash dividends per share of common stock                             $ .13         $ .13        $ .14        $ .14         $ .54

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

                  THE E. W. SCRIPPS COMPANY

     Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                                                                 SCHEDULE II
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful
    accounts receivable                               $       7,689 $     10,754 $      7,177                   $         11,266

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful
    accounts receivable                               $       6,410 $      7,634 $      6,470 $            115  $          7,689


YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful
    accounts receivable                               $       3,974 $      7,387 $      6,152 $          1,201  $          6,410

                  THE E. W. SCRIPPS COMPANY

                      Index to Exhibits



Exhibit                                                                                                                Exhibit No.
Number                                                Description of Item                                        Page  Incorporated

 3.01   Articles of Incorporation                                                                                 (5)        3.01
 3.02   Code of Regulations                                                                                       (5)        3.02
 4.01   Class A Common Share Certificate                                                                          (2)         4
 4.02A  Form of Indenture:  6.375% notes due in 2002                                                              (3)        4.1
 4.02B  Form of Indenture:  6.625% notes due in 2007                                                              (3)        4.1
 4.03A  Form of Debt Securities:  6.375% notes due in 2002                                                        (3)        4.2
 4.03B  Form of Debt Securities:  6.625% notes due in 2007                                                        (3)        4.2
 10.01  Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
            Journal Publishing Company, New Mexico State Tribune Company and
            Albuquerque Publishing Company, as amended                                                            (1)       10.01
 10.02  Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
            Birmingham News Company and Birmingham Post Company                                                   (1)       10.02
 10.03  Joint Operating Agreement, dated September 23, 1977, between the
            Cincinnati Enquirer, Inc. and the Company, as amended                                                 (1)       10.03
 10.06  Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            Number Seven and Jefferson Building Partnership                                                       (1)       10.08A
10.06A  Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            New Mexico State Tribune Company, Number Seven and Jefferson Building
            Partnership                                                                                           (1)       10.08B
 10.07  Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
            Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
            Trust, as amended                                                                                     (1)       10.11
 10.40  5-Year Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                   (3)        10.1
 10.41  364-Day Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                   (3)        10.2
 10.53  1987 Long-Term Incentive Plan                                                                             (1)       10.36
 10.54  Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
            as amended                                                                                            (1)       10.39A
10.54A  Assignment, Assumption, and Release Agreement, dated December 31, 1987,
            between the Company, Scripps Howard, Inc. and Charles E. Scripps                                      (1)       10.39B
10.54B  Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
            the Company and Charles E. Scripps                                                                    (1)       10.39C
 10.55  Board Representation Agreement, dated March 14, 1986, between
            The Edward W. Scripps Trust and John P. Scripps                                                       (1)       10.44
 10.56  Shareholder Agreement, dated March 14, 1986, between the Company and the
            Shareholders of John P. Scripps Newspapers                                                            (1)       10.45
 10.57  Scripps Family Agreement dated October 15, 1992                                                           (4)         1
 10.58  1997 Long-Term Incentive Plan                                                                             (6)         4B
 10.59  Non-Employee Directors' Stock Option Plan                                                                 (6)         4A
 10.60  1997 Deferred Compensation and Phantom Stock Plan for Senior Officers
            and Selected Executives                                                                               (7)         4A
 10.61  1997 Deferred Compensation and Stock Plan for Directors                                                   (8)       10.61

Exhibit                                                                                                                 Exhibit No.
Number                                                Description of Item                                        Page   Incorporated
  12    Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended
             December 31, 1999                                                                                    E-3
  21    Subsidiaries of the Company                                                                               E-4
  23    Independent Auditors' Consent                                                                             E-5
  27    Financial Data Schedule                                                                                   E-6



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

(4) Incorporated by reference to The E. W. Scripps
    Company Current Report on Form 8-K dated October 15,
    1992.

(5) Incorporated by reference to Scripps Howard, Inc.
    Registration Statement on Form 10 (File No. 1-11969).

(6) Incorporated by reference to Registration
    Statement of The  E. W. Scripps Company on Form S-8
    (File No. 333-27623).

(7) Incorporated by reference to Registration
    Statement of The E. W. Scripps Company on Form S-8
    (File No. 333-27621).

(8) Incorporated by reference to The E. W. Scripps
    Company Annual Report on Form 10-K for the year ended
    December 31, 1998.