Form 10-Q
period 2000-03-31
SCRIPPS E W CO /DE
filed 2000-05-10
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2000 there were 59,052,521 of the Registrant's Class A Common Shares outstanding and 19,216,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000



Item No.                                                        Page

                      PART I - FINANCIAL INFORMATION

  1       Financial Statements                                   3

  2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 3

  3       Quantitative and Qualitative Disclosures About
             Market Risk                                         3


                        PART II - OTHER INFORMATION

  1       Legal Proceedings                                      3

  2       Changes in Securities                                  3

  3       Defaults Upon Senior Securities                        3

  4       Submission of Matters to a Vote of Security Holders    4

  5       Other Information                                      4

  6       Exhibits and Reports on Form 8-K                       4

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                    THE E. W. SCRIPPS COMPANY



Dated:   May 10, 2000               BY:  D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President and
                                    Chief Financial Officer

                         THE E. W. SCRIPPS COMPANY


                      Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Comprehensive Income and
   Stockholders' Equity                                        F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations
          Forward Looking Statements                           F-13
          Results of Operations                                F-13
          Newspapers                                           F-15
          Broadcast Television                                 F-16
          Category Television                                  F-17
          Liquidity and Capital Resources                      F-18
          Market Risk                                          F-19

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 2000               1999              1999
                                                                              (Unaudited)                        (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       19,670    $        10,456    $      13,574
     Accounts and notes receivable (less
         allowances -$10,850, $11,266, $9,897)                                    274,812            280,829          217,844
     Program rights and production costs                                           87,699             93,001           57,755
     Network distribution fees                                                     22,220             17,899           12,900
     Inventories                                                                   17,442             16,235           16,566
     Deferred income taxes                                                         27,709             27,769           24,310
     Miscellaneous                                                                 27,738             31,095           31,489
     Total current assets                                                         477,290            477,284          374,438

Investments                                                                       275,530            205,864          146,625

Property, Plant and Equipment                                                     484,509            485,596          470,420

Goodwill and Other Intangible Assets                                            1,222,746          1,191,718        1,199,615

Other Assets:
     Program rights and production costs (less current portion)                    78,679             75,702           62,550
     Network distribution fees (less current portion)                              41,353             50,066           57,031
     Miscellaneous                                                                 33,348             33,974           34,304
     Total other assets                                                           153,380            159,742          153,885

TOTAL ASSETS                                                               $    2,613,455    $     2,520,204    $   2,344,983

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               March 31,        December 31,       March 31,
                                                                                 2000               1999              1999
                                                                              (Unaudited)                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      274,126    $       267,600    $     230,785
    Accounts payable                                                               91,206            116,201           96,312
    Customer deposits and unearned revenue                                         35,964             40,583           38,084
    Accrued liabilities:
        Employee compensation and benefits                                         40,681             46,464           39,555
        Network distribution fees                                                  40,877             41,712           38,793
        Miscellaneous                                                              87,506             64,908           67,503
    Total current liabilities                                                     570,360            577,468          511,032

Deferred Income Taxes                                                             167,084            143,912          123,732

Long-Term Debt (less current portion)                                             501,842            501,847          503,813

Other Long-Term Obligations and Minority Interests (less current portion)         140,141            132,702          123,248

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 59,033,621; 58,925,449; and 59,102,871 shares                  590                589              591
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,216,913; 19,216,913; and 19,218,913 shares               192                192              192
    Total                                                                             782                781              783
    Additional paid-in capital                                                    139,713            136,731          147,703
    Retained earnings                                                             996,085            973,432          891,346
    Unrealized gains on securities available for sale                             101,573             57,298           46,744
    Foreign currency translation adjustment                                           946                973              320
    Unvested restricted stock awards                                              (5,071)            (4,940)          (3,738)
    Total stockholders' equity                                                  1,234,028          1,164,275        1,083,158

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,613,455    $     2,520,204    $   2,344,983

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )
                                                                                                          Three months ended
                                                                                                             March 31,
                                                                                                        2000             1999

Operating Revenues:
    Advertising                                                                                     $  317,699       $  282,977
    Circulation                                                                                         38,349           40,424
    Licensing                                                                                           16,251           15,766
    Joint operating agency distributions                                                                10,883           10,917
    Affiliate fees                                                                                      14,630           11,937
    Other                                                                                               13,047           14,239
    Total operating revenues                                                                           410,859          376,260

Operating Expenses:
    Employee compensation and benefits                                                                 127,292          117,980
    Newsprint and ink                                                                                   37,192           37,303
    Amortization of purchased programming                                                               28,038           23,587
    Other operating expenses                                                                           117,272          105,664
    Depreciation                                                                                        17,074           16,353
    Amortization of intangible assets                                                                    9,734            9,636
    Total operating expenses                                                                           336,602          310,523

Operating Income                                                                                        74,257           65,737

Other Credits (Charges):
    Interest expense                                                                                  (12,636)         (11,073)
    Investment results, net of expenses                                                                (9,062)             (66)
    Net gains on divested operations                                                                     6,269
    Miscellaneous, net                                                                                     946            1,368
    Net other credits (charges)                                                                       (14,483)          (9,771)


Income Before Taxes and Minority Interests                                                              59,774           55,966
Provision for Income Taxes                                                                              25,114           22,932


Income Before Minority Interests                                                                        34,660           33,034
Minority Interests                                                                                       1,056            1,033

Net Income                                                                                          $   33,604       $   32,001

Net Income per Share of Common Stock:
     Basic                                                                                                $.43             $.41
     Diluted                                                                                               .43              .40

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )
                                                                                                          Three months ended
                                                                                                              March 31,
                                                                                                        2000             1999

Cash Flows from Operating Activities:
Net income                                                                                          $   33,604       $   32,001
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     26,808           25,989
      Deferred income taxes                                                                              (613)            3,824
      Minority interests in income of subsidiary companies                                               1,056            1,033
      Network distribution fee amortization greater (less) than payments                                 3,182          (6,598)
      Program cost amortization greater (less) than payments                                           (8,950)         (13,060)
      Other changes in certain working capital accounts, net                                           (4,340)           13,148
      Miscellaneous, net                                                                                 6,570            3,760
Net operating activities                                                                                57,317           60,097

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (15,014)         (14,198)
Purchase of subsidiary company and long-term investments                                              (52,093)          (8,835)
Sale of subsidiary companies and long-term investments                                                  24,660
Change in short-term investments, net                                                                                    20,525
Miscellaneous, net                                                                                       (630)            4,260
Net investing activities                                                                              (43,077)            1,752

Cash Flows from Financing Activities:
Increase in long-term debt                                                                               7,900              759
Payments on long-term debt                                                                             (1,394)         (36,827)
Repurchase Class A Common shares                                                                                       (16,709)
Dividends paid                                                                                        (10,951)         (10,970)
Dividends paid to minority interests                                                                     (392)            (392)
Miscellaneous, net (primarily employee stock compensation)                                               (189)              445
Net financing activities                                                                               (5,026)         (63,694)

Increase (Decrease) in Cash and Cash Equivalents                                                         9,214          (1,845)

Cash and Cash Equivalents:
Beginning of year                                                                                       10,456           15,419

End of period                                                                                       $   19,670       $   13,574


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    9,236       $    7,709
   Income taxes paid                                                                                     8,948           11,457
   Destin newspaper traded for Fort Pierce newspaper (see Note 2)                                        3,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                     Accumulated  Unvested
                                                                Additional              Other     Restricted    Total
                                                      Common     Paid-in   Retained Comprehensive Stock    Stockholders'
                                                      Stock      Capital   Earnings     Income    Awards       Equity

Balances at December 31, 1998                      $     785  $  161,878 $  870,315  $   39,485 $ (3,731)  $  1,068,732

Comprehensive income:
     Net income                                                              32,001                              32,001
     Unrealized gains, net of deferred tax
          of $4,253                                                                       7,898                   7,898
     Less:  reclassification adjustment for gains
              in income, net of deferred tax of $31                                        (58)                    (58)
     Increase in unrealized gains on securities                                           7,840                   7,840
     Foreign currency translation adjustments                                             (261)                   (261)
     Total                                                                   32,001       7,579                  39,580
Dividends:  declared and paid - $.14 per share                             (10,970)                            (10,970)
Repurchase 391,100 Class A Common Shares                 (4)    (16,705)                                       (16,709)
Compensation plans, net:  169,825 shares issued;
     821 shares repurchased                                2       1,199                              (7)         1,194
Tax benefits of compensation plans                                 1,331                                          1,331

Balances at March 31, 1999                         $     783  $  147,703 $  891,346  $   47,064 $ (3,738)  $  1,083,158


Balances at December 31, 1999                      $     781  $  136,731 $  973,432  $   58,271 $ (4,940)  $  1,164,275

Comprehensive income:
     Net income                                                              33,604                              33,604
     Unrealized gains, net of deferred tax
         of $24,278                                                                      45,080                  45,080
     Less:  reclassification adjustment for gains
          in income, net of deferred tax of ($433)                                        (805)                   (805)
     Increase in unrealized gains on securities                                          44,275                  44,275
     Foreign currency translation adjustments                                              (27)                    (27)
     Total                                                                   33,604      44,248                  77,852
Dividends:  declared and paid - $.14 per share                             (10,951)                            (10,951)
Compensation plans, net:  133,251 shares issued;
    25,079 shares repurchased                              1       1,982                            (131)         1,852
Tax benefits of compensation plans                                 1,000                                          1,000

Balances at March 31, 2000                         $     782  $  139,713 $  996,085  $  102,519 $ (5,071)  $  1,234,028

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
______________________________________________________________________


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 1999, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:


( in thousands )
                                                                                                          Three months ended
                                                                                                             March 31,
                                                                                                        2000             1999

Basic weighted-average shares outstanding                                                               77,977           78,096
Effect of dilutive securities:
     Unvested restricted stock held by employees                                                           116              192
     Stock options held by employees                                                                       731              838
Diluted weighted-average shares outstanding                                                             78,824           79,126


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

The Emerging Issues Task Force reached a consensus on Issue 00-2 - Accounting for Web Site Development Costs at its March 2000 meeting. The consensus requires capitalization of certain costs incurred in the development of Internet sites. The Company currently capitalizes the cost of computer hardware and software used in the operation of its Internet sites, however all other development costs are expensed as incurred. Issue 00-2, which must be adopted by September 2000, will require the Company to capitalize such development costs, including graphics and other design costs. The Company has not yet quantified the impact of this change in accounting policy.

Reclassifications - For comparative purposes, certain 1999 amounts have been reclassified to conform to 2000 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

2000 - The Company acquired the daily newspaper in Fort Pierce,
       Florida, in exchange for its newspaper in Destin, Florida, and cash, and acquired television station KMCI in Lawrence, Kansas, which the Company had previously operated under a Local Management Agreement.

1999 - The Company acquired the 70% of Colorado Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own and acquired an additional 1.86% interest in The Television Food Network.

The following table presents additional information about the acquisitions:


   ( in thousands )
                                                                                                  Three months ended March 31,
                                                                                                    2000                 1999

   Goodwill and other intangible assets acquired                                                  $ 44,381            $  4,250
   Other assets acquired                                                                             2,646                  58

   Total                                                                                            47,027               4,308
   Fair value of Destin newspaper                                                                  (3,857)
   Liabilities assumed                                                                                (38)               (806)

   Cash paid                                                                                      $ 43,132            $  3,502


The acquisitions have been accounted for as purchases. The allocations of the purchase prices are based on preliminary appraised values of the assets acquired and liabilities assumed, and are therefore subject to change. The operating results of the Fort Pierce newspaper are included in the Consolidated Statements of Income from the date of acquisition. Pro forma results are not presented because the combined results of operations would not be significantly different than the reported amounts. The operating results for KMCI were included in the Consolidated Statements of Income while the Company operated the station under the LMA.

Divestitures

2000 - The Company sold its independent telephone directories in Memphis, Tennessee, Kansas City, Missouri, and North Palm Beach, Florida, and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. The sales and trade resulted in net gains of $6,300,000, $3,800,000 after-tax ($.05 per share).

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):


    ( in thousands )
                                                                                                    Three months ended March 31,
                                                                                                    2000                 1999

   Operating revenues                                                                             $ 5,505             $    5,197
   Operating income                                                                                   293                    285

3.  UNUSUAL CREDITS AND CHARGES

In addition to the gains on divested operations described in Note 2, the Company's 2000 net investment income includes i) recognized net investment losses totaling $2,000,000 and ii) a $7,100,000 increase in accrued incentive compensation for Scripps Ventures I's portfolio managers (see Note 5). Net investment results reduced net income $5,900,000 ($.07 per share). The combined effect of unusual credits and charges was to reduce net income $2,100,000, ($.02 per share).


4.  LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 2000               1999              1999

Variable rate credit facilities, including commercial paper                $      573,590    $       565,689    $     530,745
$100 million, 6.625% note, due in 2007                                             99,890             99,887           99,876
$100 million, 6.375% note, due in 2002                                             99,949             99,944           99,930
Other notes                                                                         2,539              3,927            4,047

Total long-term debt                                                              775,968            769,447          734,598
Current portion of long-term debt                                                 274,126            267,600          230,785

Long-term debt (less current portion)                                      $      501,842    $       501,847    $     503,813


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2000, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 6.1% at March 31, 2000, 6.0% at December 31, 1999, and 5.0% at March 31, 1999.

5.  INVESTMENTS

Investments consisted of the following:


( in thousands )                                                                                   As of
                                                                               March 31,        December 31,       March 31,
                                                                                 2000               1999              1999

Securities available for sale (at market value):
     Time Warner common stock (1,344,000 shares)                           $      134,455    $        97,227    $      95,211
     Centra Software (1,792,500 common shares)                                     37,532
     garden.com (2,414,000 common shares and 276,000 warrants)                     21,098             22,636
     iVillage (270,000 common shares)                                               5,699              5,897
     Other                                                                          7,686              9,177            5,360

Total available-for-sale securities                                               206,470            134,937          100,571
Investments accounted for using the equity method                                   7,210              7,578            7,443
Other (primarily investments in private companies, at adjusted cost)               61,850             63,349           38,611

Total investments                                                          $      275,530    $       205,864    $     146,625


Unrealized gains on securities available for sale                          $      156,332    $        88,214    $      71,928


Investments available for sale represent securities in publicly traded companies, and are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. In the first quarter of 2000 Centra Software completed an initial public offering of its common stock. In the third quarter of 1999 garden.com completed an initial public offering of its common stock and the Company sold its interest in Family Point, Inc. to iVillage for cash and stock. These investments had previously been included in the other category.

The Company intends to sell its iVillage investment in 2000, at the end of the mandatory lock-up period. The Company has executed a zero-cost collar on 229,000 iVillage shares, giving the company the right to sell those shares at prices between $21.02 and $22.65 and giving the counter party the right to purchase the shares at prices between $24.35 and $26.24. The closing price of iVillage common stock was $15.50 on March 31, 2000.

Several of the Company's investments in available-for-sale securities declined in value after March 31. As of May 9, 2000, the fair value of the Company's investments in available-for-sale securities was $151,000,000.

Securities of private companies do not trade in public markets, so they do not have readily determinable fair values. However, using prices paid by other investors in the most recent round of financing as the fair value, the total estimated value of investments in private companies was $106,000,000 on March 31, 2000.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing on new media technology and educational media enterprises. Scripps Ventures I invested $50,000,000. The managers' compensation includes a share of the portfolio's cumulative net gain (realized and unrealized) through June 2001 if a specified minimum return is achieved. This incentive compensation will be paid in 2001. The total accrued incentive compensation was increased to $14,100,000 at March 31, 2000, based on the portfolio's net gain of $94,000,000. Scripps Ventures II is authorized to invest up to $100,000,000, and $15,600,000 was invested as of March 31, 2000. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

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

Financial information for the Company's business segments is as follows:


( in thousands )                                                                                          Three months ended
                                                                                                             March 31,
                                                                                                        2000             1999

OPERATING REVENUES
Newspapers                                                                                          $  230,910       $  222,577
Broadcast television                                                                                    76,687           75,367
Category television                                                                                     73,323           48,200
Licensing and other media                                                                               29,939           30,116
Total                                                                                               $  410,859       $  376,260

EBITDA
Newspapers                                                                                          $   62,593       $   65,408
Broadcast television                                                                                    23,554           21,448
Category television                                                                                     15,338            4,994
Licensing and other media                                                                                4,406            4,251
Corporate                                                                                              (4,826)          (4,375)
Total                                                                                               $  101,065       $   91,726

DEPRECIATION
Newspapers                                                                                          $   10,045       $    9,377
Broadcast television                                                                                     4,684            4,695
Category television                                                                                      1,857            1,815
Licensing and other media                                                                                  251              226
Corporate                                                                                                  237              240
Total                                                                                               $   17,074       $   16,353

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                                                          $    5,591       $    5,646
Broadcast television                                                                                     2,352            2,366
Category television                                                                                      1,727            1,574
Licensing and other media                                                                                   64               50
Total                                                                                               $    9,734       $    9,636

OPERATING INCOME
Newspapers                                                                                          $   46,957       $   50,385
Broadcast television                                                                                    16,518           14,387
Category television                                                                                     11,754            1,605
Licensing and other media                                                                                4,091            3,975
Corporate                                                                                              (5,063)          (4,615)
Total                                                                                               $   74,257       $   65,737

OTHER NONCASH ITEMS
Broadcast television                                                                                $    (344)       $      290
Category television                                                                                    (5,424)         (19,948)
Total                                                                                               $  (5,768)       $ (19,658)

( in thousands )
                                                                                                          Three months ended
                                                                                                             March 31,
                                                                                                        2000            1999

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                                                          $    3,414       $    8,700
Broadcast television                                                                                     8,675            3,073
Category television                                                                                        906            1,228
Licensing and other media                                                                                1,798              487
Corporate                                                                                                  221              710
Total                                                                                               $   15,014       $   14,198

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                                                          $   32,001       $    1,129
Broadcast television                                                                                    14,605               55
Category television                                                                                        577           14,739
Licensing and other media                                                                                8,956            6,051
Total                                                                                               $   56,139       $   21,974

ASSETS
Newspapers                                                                                          $1,238,158       $1,231,383
Broadcast television                                                                                   498,845          483,494
Category television                                                                                    475,426          370,465
Licensing and other media                                                                              344,974          209,408
Corporate                                                                                               56,052           50,233
Total                                                                                               $2,613,455       $2,344,983


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

RESULTS OF OPERATIONS

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis. Consolidated results of operations were as follows:


( in thousands, except per share data )                                                                      Year-to-Date
                                                                                                       2000    Change         1999

Operating revenues:
     Newspapers                                                                                    $ 230,024      3.7 %   $  221,752
     Broadcast television                                                                             76,687      1.8 %       75,367
     Category television                                                                              73,323     52.1 %       48,200
     Licensing and other media                                                                        25,320     (1.6)%       25,744

     Total                                                                                           405,354      9.2 %      371,063
     Divested operating units                                                                          5,505                   5,197

Total operating revenues                                                                           $ 410,859      9.2 %   $  376,260

Operating income:
     Newspapers                                                                                    $  46,874     (6.8)%   $   50,282
     Broadcast television                                                                             16,518     14.8 %       14,387
     Category television                                                                              11,754                   1,605
     Licensing and other media                                                                         3,881      2.3 %        3,793
     Corporate                                                                                       (5,063)                 (4,615)

     Total                                                                                            73,964     13.0 %       65,452
     Divested operating units                                                                            293                     285

Total operating income                                                                                74,257     13.0 %       65,737
Interest expense                                                                                    (12,636)                (11,073)
Investment results, net of expenses                                                                  (9,062)                    (66)
Net gains on divested operations                                                                       6,269
Miscellaneous, net                                                                                       946                   1,368
Income taxes                                                                                        (25,114)                (22,932)
Minority interest                                                                                    (1,056)                 (1,033)

Net income                                                                                         $  33,604      5.0 %   $   32,001

Per share of common stock:
    Net income                                                                                          $.43      7.5 %         $.40
    Adjusted net income (excluding investment results
        and net gains on divested operations)                                                           $.45                    $.40

<PAGE)

Other financial and statistical data, excluding divested operations, is as follows:


( in thousands )                                                                                            Year-to-Date
                                                                                                       2000    Change         1999

Total advertising revenues                                                                         $ 312,442     12.4 %   $  278,016

Advertising revenues as a
     percentage of total revenues                                                                     77.1 %                  74.9 %

EBITDA:
     Newspapers                                                                                    $  62,461     (4.3)%   $   65,259
     Broadcast television                                                                             23,554      9.8 %       21,448
     Category television                                                                              15,338                   4,994
     Licensing and other media                                                                         4,174      3.4 %        4,037
     Corporate                                                                                       (4,826)                 (4,375)

     Total                                                                                         $ 100,701     10.2 %   $   91,363

Effective income tax rate                                                                             42.0 %                  41.0 %

Weighted-average shares outstanding                                                                   78,824     (0.4)%       79,126

Net cash provided by operating activities                                                          $  57,317              $   60,097
Capital expenditures                                                                                (14,991)                (14,184)
Business acquisitions and other
     additions to long-lived assets                                                                 (56,139)                (21,974)
Increase (decrease) in long-term debt                                                                  6,506                (36,068)
Dividends paid, including minority interests                                                        (11,343)                (11,362)
Purchase and retirement of common stock                                                                                     (16,709)


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

In the first quarter of 2000 the Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash, and acquired television station KMCI in Lawrence, Kansas, which the Company had previously operated under a Local Management Agreement. In the first quarter of 1999 the Company acquired the 70% of Colorado Real Estate On-line, a provider of real estate listings on the Internet, that it did not already own and acquired an additional
1.86% interest in The Television Food Network.

In the first quarter of 2000 the Company also sold its independent telephone directories in Memphis, Tennessee, Kansas City, Missouri, and North Palm Beach, Florida. The sales and trade resulted in net gains of $6.3 million, $3.8 million after-tax ($.05 per share). In addition, net investment income includes i) net recognized investment losses of $2.0 million and ii) a $7.1 million increase in accrued incentive compensation for Scripps Ventures I's portfolio managers (see Note 5 to the Consolidated Financial Statements). Net investment results reduced net income $5.9 million ($.07 per share).

Excluding the items described above, first quarter earnings per share were $.45 in 2000 versus $.40 in 1999.

Operating results for each of the Company's reportable segments, excluding divested operating units, are presented on the following pages. Interest expense increased primarily due to higher rates on the Company's variable rate borrowings.

NEWSPAPERS - Operating results, excluding divested operations, were as follows:


( in thousands )                                                                                            Year-to-Date
                                                                                                       2000    Change         1999

Operating revenues:
     Local                                                                                         $  67,539      0.6 %   $   67,106
     Classified                                                                                       73,787      9.2 %       67,599
     National                                                                                          8,779      5.9 %        8,292
     Preprint and other                                                                               27,229     13.4 %       24,021

     Newspaper advertising                                                                           177,334      6.2 %      167,018
     Circulation                                                                                      38,289     (5.2)%       40,370
     Joint operating agency distributions                                                             10,883     (0.3)%       10,917
     Other                                                                                             3,518      2.1 %        3,447

Total operating revenues                                                                             230,024      3.7 %      221,752

Operating expenses, excluding depreciation and amortizataion:
     Editorial and newspaper content                                                                  26,818      5.3 %       25,479
     Newsprint and ink                                                                                36,230     (0.3)%       36,325
     Other press and production                                                                       23,778      8.2 %       21,979
     Circulation and distribution                                                                     28,131     16.7 %       24,107
     Commercial printing and other                                                                     8,241     44.0 %        5,723
     Advertising sales and marketing                                                                  22,078     11.1 %       19,878
     General and administrative                                                                       22,287     (3.1)%       23,002

Total                                                                                                167,563      7.1 %      156,493

EBITDA                                                                                                62,461     (4.3)%       65,259
Depreciation and amortization                                                                         15,587      4.1 %       14,977

Operating income                                                                                   $  46,874     (6.8)%   $   50,282

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                                                            27.2 %                  29.4 %
    Operating income                                                                                  20.4 %                  22.7 %

Capital expenditures                                                                               $   3,414              $    8,686

Business acquisitions and other
     additions to long-lived assets                                                                   32,001                   1,129


Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market. Circulation and distribution costs increased due to the effort to gain market share in Denver.
Excluding Denver, EBITDA increased 1%.

Newsprint prices decreased 9%, which was offset by a 9% increase in newsprint consumed. The increase in consumption is primarily due to an 18% year-over-year increase in circulation in the Denver market.

The newspapers' Internet businesses had EBITDA of $(1.0) million, compared to $(0.2) million in the first quarter of 1999.

BROADCAST TELEVISION - Operating results were as follows:


( in thousands )                                                                                             Year-to-Date
                                                                                                       2000    Change         1999

Operating revenues:
     Local                                                                                         $  41,079     (0.5)%   $   41,303
     National                                                                                         30,052      3.8 %       28,939
     Political                                                                                         1,741                     364
     Other                                                                                             3,815    (19.9)%        4,761

Total operating revenues                                                                              76,687      1.8 %       75,367

Operating expenses, excluding depreciation and amortization:
     Programming and station operations                                                               37,287     (1.2)%       37,726
     Sales and marketing                                                                               9,891      5.7 %        9,355
     General and administrative                                                                        5,955    (12.9)%        6,838

Total                                                                                                 53,133     (1.5)%       53,919

EBITDA                                                                                                23,554      9.8 %       21,448
Depreciation and amortization                                                                          7,036     (0.4)%        7,061

Operating income                                                                                   $  16,518     14.8 %   $   14,387

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                                                            30.7 %                  28.5 %
    Operating income                                                                                  21.5 %                  19.1 %

Capital expenditures                                                                               $   8,675              $    3,073

Business acquisitions and other
     additions to long-lived assets                                                                   14,605                      55


EBITDA improved primarily due to increased political advertising and cost reduction initiatives.

Other revenue is primarily network compensation. The Company's network compensation revenues decreased $1.2 million in the first quarter of 2000, and are expected to be down approximately $3.0 million, to $10.0 million, for the full year.

CATEGORY TELEVISION - Operating results were as follows:


( in thousands )                                                                                            Year-to-Date
                                                                                                       2000    Change         1999

Operating revenues:
     Advertising                                                                                   $  57,475     71.5 %   $   33,505
     Affiliate fees                                                                                   14,630     22.6 %       11,937
     Other                                                                                             1,218    (55.8)%        2,758

Total operating revenues                                                                              73,323     52.1 %       48,200

Operating expenses, excluding depreciation and amortization:
     Programming and production                                                                       19,958     29.9 %       15,370
     Operations and distribution                                                                       8,516     49.0 %        5,716
     Amortization of distribution fees                                                                 4,396      1.7 %        4,322
     Sales and marketing                                                                              14,586     29.8 %       11,237
     General and administrative                                                                       11,488     64.1 %        6,999

Total                                                                                                 58,944     35.1 %       43,644

EBITDA - consolidated networks                                                                        14,379                   4,556
Share of pre-tax earnings of equity-method investments                                                   959                     438

Total EBITDA                                                                                          15,338                   4,994
Depreciation and amortization                                                                          3,584      5.8 %        3,389

Operating income (loss)                                                                            $  11,754              $    1,605

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                                                            20.9 %                  10.4 %
    Operating income                                                                                  16.0 %                   3.3 %

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                                                                 $ (5,424)              $ (19,948)

Capital expenditures                                                                                     906                   1,228

Business acquisitions and other
     additions to long-lived assets                                                                      577                  14,739


According to the Nielsen Homevideo Index ("Nielsen"), HGTV was distributed to 60.5 million homes in March 2000, up 8.6 million from March 1999 and up 1.5 million in the quarter. Food Network was distributed to 46.4 million homes in March 2000, up 7.3 million from March 1999 and up 2.2 million in the quarter.

The Company launched DIY, its third network, in the fourth quarter of 1999. DIY had EBITDA of $(2.0) million in the first quarter of 2000. HGTV's and Food Network's Internet businesses had EBITDA of $(1.7) million in the first quarter of 2000, versus breakeven last year, primarily due to promotional spending for foodtv.com.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant cash flow from operating activities. There are no significant legal or other restrictions on the transfer of funds among the Company's business segments. Cash flow provided by operating activities in excess of capital expenditures is used primarily to fund corporate expenditures or to invest in new businesses. Management expects total cash flow from operating activities in 2000 will be sufficient to meet the Company's expected total capital expenditures, required interest payments and dividend payments.

Management is authorized to repurchase an additional 2.2 million shares of the Company's Class A Common shares under a 1998 authorization from the Board of Directors.

The Company's Scripps Ventures Funds invest in new businesses focusing on new media technology and educational media enterprises. See Note 5 to the Consolidated Financial Statements. The Board of Directors has authorized up to $150 million of such investments. At March 31, 2000, an additional $84 million remains to be invested under the authorization.

Net debt (borrowings less cash equivalent and other short-term investments) increased $6.3 million, to $776 million at March 31, 2000. The Company currently intends to repay debt only when there are not more productive uses for excess cash. The Company expects to extend the $400 million one-year portion of its variable credit facility, or to refinance borrowings under that line.

Management believes the Company's cash flow from operations and substantial borrowing capacity, taken together, provide adequate resources to fund expansion of existing businesses and the development or acquisition of new businesses.

MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. The information disclosed in Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, has not changed materially unless otherwise disclosed here-in.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. The Company held no foreign currency or newsprint forward contracts at March 31, 2000, or December 31, 1999.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )                                       As of March 31, 2000          As of December 31, 1999
                                                       Cost          Fair            Cost          Fair
                                                       Basis         Value           Basis         Value

Financial instruments subject to interest rate risk:
   Variable rate credit facilities, including
     commercial paper                                $  573,590   $  573,590       $  565,689    $  565,689
   $100 million, 6.625% note, due in 2007                99,890       95,000           99,887        94,668
   $100 million, 6.375% note, due in 2002                99,949       98,000           99,944        98,107
   Other notes                                            2,539        1,510            3,927         2,836

   Total long-term debt                              $  775,968   $  768,100       $  769,447    $  761,300

Financial instruments subject to market value risk:
   Time Warner common stock (1,344,000 shares)       $   27,814   $  134,455       $   27,816    $   97,227
   Centra Software (1,792,500 common shares)              3,652       37,532
   garden.com Inc. (2,414,000 common shares
     and 276,000 warrants)                                9,628       21,098            9,625        22,636
   iVillage Inc. (270,000 common shares)                  5,892        5,699            5,897         5,897
   Other available-for-sale securities                    3,152        7,686            3,385         9,177
   Total investments in publicly-traded companies        50,138      206,470           46,723       134,937
   Investments in private companies                      61,850         (a)            63,349          (a)

   (a) Investments in private companies do not trade in public markets, so they do not have readily determinable fair values. However, based upon amounts paid for such securities by other investors in subsequent rounds of financing, if any, the estimated value of these investments exceeded their cost by approximately
        $44,200,000 on March 31, 2000.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 6.1% at March 31, 2000 and 6.0% at December 31, 1999.

The Company holds 1,792,500 shares of Centra Software, which became publicly traded in January 2000. The Company's investment in Centra Software had previously been included in private companies in the above table. The estimated fair value of the Centra Software investment on December 31, 1999, was $6 million.

Several of the Company's investments in publicly-traded companies declined in value after March 31. As of May 9, 2000, the fair value of the Company's investments in publicly-traded companies was $151 million.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
    No.                      Item                            Page


     12       Ratio of Earnings to Fixed Charges               E-2