Form 10-Q
period 2000-06-30
SCRIPPS E W CO /DE
filed 2000-08-03
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2000


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2000 there were 59,341,756 of the Registrant's Class A Common Shares outstanding and 19,216,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 2000 Annual Meeting of Shareholders.

                                                                                       Broker
Description of Matters Submitted                 In Favor      Against      Abstain    Non-Votes
Class A Common Shares:
     Election of Directors:
     Daniel J. Meyer                            53,904,126     158,432
     Nicholas B. Paumgarten                     53,904,196     158,362
     Ronald W. Tysoe                            53,904,196     158,362
     Julie A. Wrigley                           53,904,107     158,451

Common Voting Shares:
     Election of Directors:
     William R. Burleigh                        18,013,133
     John H. Burlingame                         18,013,133
     Kenneth W. Lowe                            18,013,133
     Nackey E. Scagliotti                       18,013,133
     Charles E. Scripps                         18,013,133
     Edward W. Scripps                          18,013,133
     Paul K. Scripps                            18,013,133
     Julie A. Wrigley                           18,013,133

     Amend the 1997 Long-Term Incentive Plan    18,013,133

     Approve the Executive Bonus Plan           18,013,133


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


                                    THE E. W. SCRIPPS COMPANY



Dated:  August 3, 2000              BY:  D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President and
                                    Chief Financial Officer

                        THE E. W. SCRIPPS COMPANY


                     Index to Financial Information

               Item                                               Page

Consolidated Balance Sheets                                        F-2
Consolidated Statements of Income                                  F-4
Consolidated Statements of Cash Flows                              F-5
Consolidated Statements of Comprehensive Income and
   Stockholders' Equity                                            F-6
Notes to Consolidated Financial Statements                         F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations
   Forward Looking Statements                                      F-13
   Results of Operations                                           F-13
   Newspapers                                                      F-16
   Category Media                                                  F-17
   Broadcast Television                                            F-18
   Liquidity and Capital Resources                                 F-19
   Market Risk                                                     F-20

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 2000               1999              1999
                                                                              (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       15,326    $        10,456    $      12,386
     Accounts and notes receivable (less
         allowances -$12,990, $11,266, $10,721)                                   286,011            280,829          239,719
     Program rights and production costs                                           80,502             93,001           81,811
     Network distribution fees                                                     18,601             17,899           15,854
     Inventories                                                                   15,766             16,235           14,086
     Deferred income taxes                                                         27,443             27,769           25,136
     Miscellaneous                                                                 32,088             31,095           34,128
     Total current assets                                                         475,737            477,284          423,120

Investments                                                                       241,007            205,864          171,056

Property, Plant and Equipment                                                     482,497            485,596          478,506

Goodwill and Other Intangible Assets                                            1,208,648          1,191,718        1,189,988

Other Assets:
     Program rights and production costs (less current portion)                    81,320             75,702           41,117
     Network distribution fees (less current portion)                              48,342             50,066           53,038
     Miscellaneous                                                                 27,128             33,974           34,560
     Total other assets                                                           156,790            159,742          128,715

TOTAL ASSETS                                                               $    2,564,679    $     2,520,204    $   2,391,385

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               June 30,         December 31,        June 30,
                                                                                 2000               1999              1999
                                                                              (Unaudited)                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      260,170    $       267,600    $     271,383
    Accounts payable                                                               91,918            116,201           72,357
    Customer deposits and unearned revenue                                         41,078             40,583           39,520
    Accrued liabilities:
        Employee compensation and benefits                                         43,581             46,464           45,200
        Network distribution fees                                                  46,696             41,712           39,453
        Miscellaneous                                                              65,127             64,908           61,239
    Total current liabilities                                                     548,570            577,468          529,152

Deferred Income Taxes                                                             147,275            143,912          127,726

Long-Term Debt (less current portion)                                             501,855            501,847          503,295

Other Long-Term Obligations and Minority Interests (less current portion)         132,791            132,702          122,952

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 59,306,189; 58,925,449; and 58,933,789 shares                  593                589              589
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,216,913; 19,216,913; and 19,218,913 shares               192                192              192
    Total                                                                             785                781              781
    Additional paid-in capital                                                    152,395            136,731          140,160
    Retained earnings                                                           1,030,735            973,432          924,613
    Unrealized gains on securities available for sale                              59,317             57,298           48,542
    Foreign currency translation adjustment                                           700                973              164
    Unvested restricted stock awards                                              (9,744)            (4,940)          (6,000)
    Total stockholders' equity                                                  1,234,188          1,164,275        1,108,260

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,564,679    $     2,520,204    $   2,391,385

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )
                                                                      Three months ended                  Six months ended
                                                                            June 30,                           June 30,
                                                                     2000             1999              2000             1999

Operating Revenues:
    Advertising                                                  $  345,926       $  299,112        $  663,625       $  582,089
    Circulation                                                      36,314           37,939            74,663           78,363
    Licensing                                                        17,409           15,285            33,660           31,051
    Affiliate fees                                                   14,535           12,702            29,165           24,639
    Joint operating agency distributions                             12,266           13,430            23,149           24,347
    Other                                                            12,774           12,817            25,821           27,056
    Total operating revenues                                        439,224          391,285           850,083          767,545

Operating Expenses:
    Employee compensation and benefits                              129,314          123,031           256,606          241,011
    Newsprint and ink                                                39,429           34,282            76,621           71,585
    Amortization of purchased programming                            29,332           22,160            57,370           45,747
    Other operating expenses                                        119,774          101,771           237,046          207,435
    Depreciation                                                     17,185           14,051            34,259           30,404
    Amortization of intangible assets                                10,071            9,716            19,805           19,352
    Total operating expenses                                        345,105          305,011           681,707          615,534

Operating Income                                                     94,119           86,274           168,376          152,011

Other Credits (Charges):
    Interest expense                                               (13,481)         (11,026)          (26,117)         (22,099)
    Investment results, net of expenses                             (1,449)              581          (10,511)              515
    Net gains on divested operations                                                                     6,269
    Miscellaneous, net                                                   45            1,071               991            2,439
    Net other credits (charges)                                    (14,885)          (9,374)          (29,368)         (19,145)


Income Before Taxes and Minority Interests                           79,234           76,900           139,008          132,866
Provision for Income Taxes                                           32,551           31,556            57,665           54,488


Income Before Minority Interests                                     46,683           45,344            81,343           78,378
Minority Interests                                                    1,063            1,113             2,119            2,146

Net Income                                                       $   45,620       $   44,231        $   79,224       $   76,232

Net Income per Share of Common Stock:
     Basic                                                             $.58             $.57             $1.01             $.98
     Diluted                                                            .58              .56              1.00              .96

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )
                                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                        2000             1999

Cash Flows from Operating Activities:
Net income                                                                                          $   79,224       $   76,232
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     54,064           49,756
      Deferred income taxes                                                                              2,597            5,958
      Minority interests in income of subsidiary companies                                               2,119            2,146
      Network distribution fee amortization greater (less) than payments                                 5,165          (9,067)
      Program cost amortization greater (less) than payments                                          (15,400)         (22,841)
      Other changes in certain working capital accounts, net                                          (22,625)         (25,672)
      Miscellaneous, net                                                                                10,496            6,409
Net operating activities                                                                               115,640           82,921

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (26,145)         (36,301)
Purchase of subsidiary company and long-term investments                                              (87,058)         (30,851)
Sale of subsidiary companies and long-term investments                                                  26,910
Change in short-term investments, net                                                                                    20,166
Miscellaneous, net                                                                                       4,347            7,596
Net investing activities                                                                              (81,946)         (39,390)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                                  55            5,668
Payments on long-term debt                                                                             (7,490)          (1,694)
Repurchase Class A Common shares                                                                                       (28,217)
Dividends paid                                                                                        (21,921)         (21,934)
Dividends paid to minority interests                                                                     (785)            (784)
Miscellaneous, net (primarily employee stock compensation)                                               1,317              397
Net financing activities                                                                              (28,824)         (46,564)

Increase (Decrease) in Cash and Cash Equivalents                                                         4,870          (3,033)

Cash and Cash Equivalents:
Beginning of year                                                                                       10,456           15,419

End of period                                                                                       $   15,326       $   12,386


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $   25,784       $   21,892
   Income taxes paid                                                                                    55,665           43,647
   Destin newspaper traded for Fort Pierce newspaper (see Note 2)                                        3,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                Accumulated  Unvested                 Comprehensive
                                                          Additional               Other     Restricted      Total    Income for the
                                                 Common    Paid-in   Retained  Comprehensive   Stock   Stockholders'  Three Months
                                                 Stock     Capital   Earnings     Income      Awards       Equity     Ended June 30

Balances at December 31, 1998                      $ 785  $  161,878 $  870,315  $   39,485 $ (3,731)  $  1,068,732

Comprehensive income:
     Net income                                                          76,232                              76,232      $   44,231
     Unrealized gains, net of deferred tax
          of $5,254 and $1,001                                                        9,696                   9,696           1,798
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of $31                                      (58)                    (58)
     Increase in unrealized gains on securities                                       9,638                   9,638           1,798
     Foreign currency translation adjustments                                         (417)                   (417)           (156)
     Total                                                               76,232       9,221                  85,453      $   45,873
Dividends:  declared and paid - $.28 per share                         (21,934)                            (21,934)
Repurchase 636,600 Class A Common Shares             (6)    (28,211)                                       (28,217)
Compensation plans, net:  273,651 shares issued;
     28,229 shares repurchased                         2       4,265                          (2,269)         1,998
Tax benefits of compensation plans                             2,228                                          2,228

Balances at June 30, 1999                          $ 781  $  140,160 $  924,613  $   48,706 $ (6,000)  $  1,108,260


Balances at December 31, 1999                      $ 781  $  136,731 $  973,432  $   58,271 $ (4,940)  $  1,164,275

Comprehensive income:
     Net income                                                          79,224                              79,224      $   45,620
     Unrealized gains, net of deferred tax
         of $1,525 and ($22,753)                                                      2,824                   2,824        (42,256)
     Less:  reclassification adjustment for gains
            in income, net of deferred tax of ($433)                                  (805)                   (805)
     Increase in unrealized gains on securities                                       2,019                   2,019        (42,256)
     Foreign currency translation adjustments                                         (273)                   (273)           (246)
     Total                                                               79,224       1,746                  80,970      $    3,118
Dividends:  declared and paid - $.28 per share                         (21,921)                            (21,921)
Compensation plans, net:  407,851 shares issued;
    1,500 shares forfeited; 25,611 shares repurchased  4      14,404                          (4,804)         9,604
Tax benefits of compensation plans                             1,260                                          1,260

Balances at June 30, 2000                          $ 785  $  152,395 $1,030,735  $   60,017 $ (9,744)  $  1,234,188

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

On May 12, 2000, the Company and MediaNews Group Inc. filed an application with the U.S. Department of Justice to form a JOA between the Company's Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post. The 50-year agreement would create a new entity called the Denver Newspaper Agency L.L.C., which would be 50%-owned by each partner. Both partners would contribute certain assets used in the operations of their newspapers to the new entity. In addition, the Company will pay $60,000,000 to MediaNews Group Inc.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                      Three months ended                   Six months ended
                                                                           June 30,                           June 30,
                                                                     2000             1999              2000             1999

Basic weighted-average shares outstanding                            78,115           77,937            78,078           78,017
Effect of dilutive securities:
     Unvested restricted stock held by employees                        135              177               125              184
     Stock options held by employees                                    745              836               739              837
Diluted weighted-average shares outstanding                          78,995           78,950            78,942           79,038

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

The Emerging Issues Task Force reached a consensus on Issue 00-2 - Accounting for Web Site Development Costs at its March 2000 meeting. The consensus requires capitalization of certain costs incurred in the development of Internet sites. The Company currently capitalizes the cost of computer hardware and software used in the operation of its Internet sites, however all other development costs, such as graphics and other design costs, have been expensed as incurred. The Company will adopt Issue 00-2 effective with the beginning of the third quarter of 2000. The effect on the Company's results of operations in the second half of 2000 is expected to be immaterial.

Reclassifications - For comparative purposes, certain 1999 amounts have been reclassified to conform to 2000 classifications.


2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

2000 - In the first quarter the Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash, and acquired television station KMCI in Lawrence, Kansas, which the Company had previously operated under a Local Management Agreement.

1999 - In the first quarter the Company acquired the 70% of Colorado
       Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own and acquired an additional 1.86% interest in The Television Food Network.

The following table presents additional information about the acquisitions:

   ( in thousands )


                                                                                                    Six months ended June 30,
                                                                                                    2000                 1999

   Goodwill and other intangible assets acquired                                                 $ 40,357             $    4,250
   Other assets acquired                                                                            6,518                     58

   Total                                                                                           46,875                  4,308
   Fair value of Destin newspaper                                                                 (3,857)
   Liabilities assumed                                                                               (38)                  (806)

   Cash paid                                                                                     $ 42,980             $    3,502


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

Divestitures

2000 - In the first quarter the Company sold its independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; and North Palm Beach, Florida, and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. The sales and trade resulted in net gains of $6,300,000, $3,800,000 after-tax ($.05 per share).

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):

    ( in thousands )
                                                                            Three months                    Six months
                                                                                ended                         ended
                                                                               June 30,                      June 30,
                                                                                 1999                2000               1999
   Operating revenues                                                         $ 2,690             $ 5,505             $    7,887
   Operating income (loss)                                                       (56)                 293                    229


3.  UNUSUAL CREDITS AND CHARGES

In addition to the gains on divested operations described in Note 2, the Company's 2000 net investment income includes recognized net investment losses totaling $4,300,000 for the quarter and $6,300,000
year-to-date.   Accrued incentive compensation for Scripps Ventures
I's portfolio managers was decreased $3,300,000 in the second quarter, to $10,800,000 in conjunction with the decrease in the net gain on Scripps Ventures I's portfolio of $22,000,000, to $72,000,000. In the first half of the year accrued incentive compensation was increased $3,800,000 in conjunction with the $25,000,000 increase in the net gain. Net investment results reduced net income $1,000,000 ($.01 per share) for the quarter and $6,800,000 ($.09 per share) year-to-date.

The combined effect of unusual credits and charges was to reduce 2000 net income $1,000,000 ($.01 per share) for the quarter and $3,100,000 ($.04 per share) year-to-date.


4.  LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 2000               1999              1999

Variable rate credit facilities, including commercial paper                $      559,950    $       565,689    $     570,515
$100 million, 6.625% note, due in 2007                                             99,894             99,887           99,880
$100 million, 6.375% note, due in 2002                                             99,954             99,944           99,935
Other notes                                                                         2,227              3,927            4,348

Total long-term debt                                                              762,025            769,447          774,678
Current portion of long-term debt                                                 260,170            267,600          271,383

Long-term debt (less current portion)                                      $      501,855    $       501,847    $     503,295


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2000, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 6.7% at June 30, 2000, 6.0% at December 31, 1999, and 5.0% at June 30, 1999.

5.  INVESTMENTS

Investments consisted of the following:

( in thousands )                                                                                   As of
                                                                               June 30,         December 31,        June 30,
                                                                                 2000               1999              1999

Securities available for sale (at market value):
     Time Warner common stock (1,344,000 shares)                           $      102,185    $        97,227    $      97,648
     Centra Software (1,792,500 common shares)                                     17,030
     garden.com Inc. (2,414,000 common shares and 276,000 warrants)                 5,797             22,636
     iVillage Inc. (270,000 common shares)                                          5,412              5,897
     Other                                                                          4,819              9,177            5,723

Total available-for-sale securities                                               135,243            134,937          103,371
Investments accounted for using the equity method                                   7,270              7,578            6,333
Other (primarily investments in private companies, at adjusted cost)               98,494             63,349           61,352

Total investments                                                          $      241,007    $       205,864    $     171,056


Unrealized gains on securities available for sale                          $       91,323    $        88,214    $      74,727


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

The Company intends to sell its iVillage investment in 2000, at the end of the mandatory lock-up period. The Company has executed a zero-cost collar on 229,000 iVillage shares, giving the company the right to sell those shares at prices between $21.02 and $22.65 and giving the counter party the right to purchase the shares at prices between $24.35 and $26.24. The closing price of iVillage common stock was $8.44 on June 30, 2000.

The values of several of the Company's investments in available for sale securities declined below historical cost during the second quarter. Investment results (see Note 3) in the year-to-date period include a total of $6,200,000 in write-downs to market value for such investments.

Securities of private companies do not trade in public markets, so they do not have readily determinable fair values. However, if fair value is assumed to be the price from the most recent round of financing or, for some securities, less based on management's judgment of the circumstances, then the total estimated value of these investments was $156,000,000 on June 30, 2000, and $91,000,000 on December 31, 1999.
There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $50,000,000. The managers' compensation includes a share of the portfolio's cumulative net gain (realized and unrealized) through June 2001 if a specified minimum return is achieved. This incentive compensation, which will be paid in 2001, was $10,800,000 at June 30, 2000, based on the portfolio's net gain of $72,000,000. Scripps Ventures II is authorized to invest up to $100,000,000, and $29,200,000 was invested as of June 30, 2000. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

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

Financial information for the Company's business segments is as follows:

( in thousands )
                                                                      Three months ended                  Six months ended
                                                                            June 30,                           June 30,
                                                                     2000             1999              2000             1999

OPERATING REVENUES
Newspapers                                                       $  239,273       $  227,865        $  470,183       $  450,442
Category media                                                       86,466           57,586           159,789          105,786
Broadcast television                                                 87,471           81,605           164,158          156,972
Licensing and other media                                            26,014           24,229            55,953           54,345
Total                                                            $  439,224       $  391,285        $  850,083       $  767,545

EBITDA
Newspapers                                                       $   64,016       $   69,992        $  126,609       $  135,400
Category media                                                       25,179           14,290            40,517           19,284
Broadcast television                                                 32,910           27,709            56,464           49,157
Licensing and other media                                             4,005            2,524             8,411            6,775
Corporate                                                           (4,735)          (4,474)           (9,561)          (8,849)
Total                                                            $  121,375       $  110,041        $  222,440       $  201,767

DEPRECIATION
Newspapers                                                       $   10,359       $    8,383        $   20,404       $   17,760
Category media                                                        1,584              634             3,441            2,449
Broadcast television                                                  4,725            4,408             9,409            9,103
Licensing and other media                                               250              375               501              601
Corporate                                                               267              251               504              491
Total                                                            $   17,185       $   14,051        $   34,259       $   30,404

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                       $    5,787       $    5,593        $   11,378       $   11,239
Category media                                                        1,873            1,608             3,600            3,182
Broadcast television                                                  2,356            2,374             4,708            4,740
Licensing and other media                                                55              141               119              191
Total                                                            $   10,071       $    9,716        $   19,805       $   19,352

OPERATING INCOME
Newspapers                                                       $   47,870       $   56,016        $   94,827       $  106,401
Category media                                                       21,722           12,048            33,476           13,653
Broadcast television                                                 25,829           20,927            42,347           35,314
Licensing and other media                                             3,700            2,008             7,791            5,983
Corporate                                                           (5,002)          (4,725)          (10,065)          (9,340)
Total                                                            $   94,119       $   86,274        $  168,376       $  152,011

OTHER NONCASH ITEMS
Category media                                                   $  (4,665)       $ (12,772)        $ (10,089)       $ (32,720)
Broadcast television                                                    198              522             (146)              812
Total                                                            $  (4,467)       $ (12,250)        $ (10,235)       $ (31,908)

( in thousands )
                                                                      Three months ended                    Six months ended
                                                                             June 30,                           June 30,
                                                                     2000             1999              2000             1999

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                       $    4,234       $    6,463        $    7,648       $   15,163
Category media                                                          916            7,193             1,822            8,421
Broadcast television                                                  3,799            6,488            12,474            9,561
Licensing and other media                                             2,110              434             3,908              921
Corporate                                                                72            1,525               293            2,235
Total                                                            $   11,131       $   22,103        $   26,145       $   36,301

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                       $      805                         $   32,806       $    1,129
Category media                                                        8,415       $    2,058             8,992           16,797
Broadcast television                                                     55               15            14,660               70
Licensing and other media                                            37,106           23,463            46,062           29,514
Total                                                            $   46,381       $   25,536        $  102,520       $   47,510

ASSETS
Newspapers                                                                                          $1,225,825       $1,225,291
Category media                                                                                         488,931          406,463
Broadcast television                                                                                   491,055          475,567
Licensing and other media                                                                              302,178          230,279
Corporate                                                                                               56,690           53,785
Total                                                                                               $2,564,679       $2,391,385


Other noncash items include programming and program production expenses in excess of (less than) the amounts paid, and, for category media, amortization of network distribution fees in excess of (less than) distribution fee payments. Other additions to long-lived assets include investments and network distribution fees. Corporate assets are primarily cash, investments, and refundable and deferred income taxes.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

The Company operates in three reportable segments: newspapers, category media, and broadcast television.

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

RESULTS OF OPERATIONS

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis. Consolidated results of operations were as follows:

( in thousands, except per share data )                        Quarterly Period                               Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Newspapers                                      $   239,273      5.5 %   $  226,819           $ 469,297      4.6 %   $  448,571
     Category media                                       86,466     50.2 %       57,586             159,789     51.0 %      105,786
     Broadcast television                                 87,471      7.2 %       81,605             164,158      4.6 %      156,972
     Licensing and other media                            26,014     15.2 %       22,585              51,334      6.2 %       48,329

     Total                                               439,224     13.0 %      388,595             844,578     11.2 %      759,658
     Divested operating units                                                      2,690               5,505                   7,887

Total operating revenues                             $   439,224     12.3 %   $  391,285           $ 850,083     10.8 %   $  767,545

Operating income:
     Newspapers                                      $    47,870    (14.2)%   $   55,795           $  94,744    (10.7)%   $  106,077
     Category media                                       21,722     80.3 %       12,048              33,476    145.2 %       13,653
     Broadcast television                                 25,829     23.4 %       20,927              42,347     19.9 %       35,314
     Licensing and other media                             3,700     61.9 %        2,285               7,581     24.7 %        6,078
     Corporate                                           (5,002)     (5.9)%      (4,725)            (10,065)     (7.8)%      (9,340)

     Total                                                94,119      9.0 %       86,330             168,083     10.7 %      151,782
     Divested operating units                                                       (56)                 293                     229

Total operating income                                    94,119      9.1 %       86,274             168,376     10.8 %      152,011
Interest expense                                        (13,481)                (11,026)            (26,117)                (22,099)
Investment results, net of expenses                      (1,449)                     581            (10,511)                     515
Net gains on divested operations                                                                       6,269
Miscellaneous, net                                            45                   1,071                 991                   2,439
Income taxes                                            (32,551)                (31,556)            (57,665)                (54,488)
Minority interest                                        (1,063)                 (1,113)             (2,119)                 (2,146)

Net income                                           $    45,620      3.1 %   $   44,231           $  79,224      3.9 %   $   76,232

Per share of common stock:
    Net income                                              $.58      3.6 %         $.56               $1.00      4.2 %         $.96
    Adjusted net income (excluding investment results
        and net gains on divested operations)               $.59      5.4 %         $.56               $1.04      8.3 %         $.96

Other financial and statistical data, excluding divested operations, is as follows:

( in thousands )                                                Quarterly Period                             Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Total advertising revenues                           $   345,926     16.6 %   $  296,741           $ 658,368     14.5 %   $  574,757

Advertising revenues as a
     percentage of total revenues                         78.8 %                  76.4 %              78.0 %                  75.7 %

EBITDA:
     Newspapers                                      $    64,016     (8.2)%   $   69,726           $ 126,477     (6.3)%   $  134,985
     Category media                                       25,179     76.2 %       14,290              40,517    110.1 %       19,284
     Broadcast television                                 32,910     18.8 %       27,709              56,464     14.9 %       49,157
     Licensing and other media                             4,005     44.7 %        2,769               8,179     20.2 %        6,806
     Corporate                                           (4,735)     (5.8)%      (4,474)             (9,561)     (8.0)%      (8,849)

     Total                                           $   121,375     10.3 %   $  110,020           $ 222,076     10.3 %   $  201,383

Effective income tax rate                                 41.1 %                  41.0 %              41.5 %                  41.0 %

Weighted-average shares outstanding                       78,995      0.1 %       78,950              78,942     (0.1)%       79,038

Net cash provided by operating activities            $    58,323              $   22,824           $ 115,640              $   82,921
Capital expenditures                                    (11,131)                (22,017)            (26,122)                (36,201)
Business acquisitions and other
     additions to long-lived assets                     (46,381)                (25,536)           (102,520)                (47,510)
Increase (decrease) in long-term debt                   (13,941)                  40,042             (7,435)                   3,974
Dividends paid, including minority interests            (11,363)                (11,356)            (22,706)                (22,718)
Purchase and retirement of common stock                                         (11,508)                                    (28,217)


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

In the first quarter of 2000 the Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash, and acquired television station KMCI in Lawrence, Kansas, which the Company had previously operated under a Local Management Agreement. In the first quarter of 1999 the Company acquired the 70% of Colorado Real Estate On-line, a provider of real estate listings on the Internet, that it did not already own and acquired an additional
1.86% interest in The Television Food Network. In the first quarter of 2000 the Company also sold its independent telephone directories in Memphis, Tennessee, Kansas City, Missouri, and North Palm Beach, Florida. The sales and trade of the Destin newspaper resulted in net gains of $6.3 million, $3.8 million after-tax ($.05 per share).

Net investment results in 2000 include i) recognized net investment gains and losses and ii) adjustments to accrued incentive compensation related to changes in the net gains (realized and estimated unrealized) on the Scripps Ventures I portfolio. Net investment results reduced net income $1.0 million ($.01 per share) in the second quarter and $6.8 million ($.09 per share) year-to-date. See Notes 3 and 5 to the Consolidated Financial Statements.

Excluding the items described above, which management believes is required to determine earnings from core operations, net income per share for the second quarter was $.59 in 2000 and $.56 in 1999.
Earnings from core operations for the year-to-date period were $1.04 in 2000 and $.96 in 1999.

The company announced during the quarter that it has asked the U.S. Attorney General to approve a joint operating agreement between the Denver Rocky Mountain News and The Denver Post, which is owned by privately held MediaNews Group Inc. Such agreements are allowed under the Newspaper Preservation Act of 1970. The agreement calls for the creation of the Denver Newspaper Agency, a third party entity to be owned equally by Scripps and MediaNews, to handle all of the business functions of the two Denver newspapers. Both newspapers will maintain independent news operations. Implementation of the agreement requires the Attorney General's approval.

Excluding operating losses at the Denver Rocky Mountain News, second quarter earnings per share from core operations were $.66 in 2000 and $.58 in 1999 and for the year-to-date period were $1.19 in 2000 and $1.03 in 1999.

Operating results for each of the Company's reportable segments, excluding divested operating units, are presented on the following pages. Interest expense increased primarily due to higher rates on the Company's variable rate borrowings.

NEWSPAPERS - Operating results, excluding divested operations, were as follows:

( in thousands )                                               Quarterly Period                             Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Local                                           $    69,080      6.7 %   $   64,729           $ 136,457      3.5 %   $  131,835
     Classified                                           78,264      8.2 %       72,324             152,051      8.7 %      139,923
     National                                             10,093      7.1 %        9,421              18,872      6.5 %       17,713
     Preprint and other                                   29,529     16.9 %       25,267              56,920     15.5 %       49,288

     Newspaper advertising                               186,966      8.9 %      171,741             364,300      7.5 %      338,759
     Circulation                                          36,314     (4.1)%       37,879              74,603     (4.7)%       78,249
     Joint operating agency distributions                 12,266     (8.7)%       13,430              23,149     (4.9)%       24,347
     Other                                                 3,727     (1.1)%        3,769               7,245      0.4 %        7,216

Total operating revenues                                 239,273      5.5 %      226,819             469,297      4.6 %      448,571

Operating expenses, excluding depreciation and
amortization:
     Editorial and newspaper content                      26,763      0.1 %       26,745              53,581      2.6 %       52,224
     Newsprint and ink                                    38,490     15.8 %       33,248              74,720      7.4 %       69,573
     Other press and production                           25,132      6.8 %       23,528              48,910      7.5 %       45,507
     Circulation and distribution                         28,400     14.4 %       24,830              56,531     15.5 %       48,937
     Commercial printing and other                         9,582     53.0 %        6,261              17,823     48.7 %       11,984
     Advertising sales and marketing                      22,164      7.2 %       20,676              44,242      9.1 %       40,554
     General and administrative                           23,701      9.2 %       21,709              45,320      1.5 %       44,642

Total                                                    174,232     11.0 %      156,997             341,127      8.8 %      313,421

EBITDA                                                    65,041     (6.8)%       69,822             128,170     (5.2)%      135,150
Share of pre-tax earnings of equity-method investment    (1,025)                    (96)             (1,693)                   (165)

Total EBITDA                                              64,016     (8.2)%       69,726             126,477     (6.3)%      134,985
Depreciation and amortization                             16,146     15.9 %       13,931              31,733      9.8 %       28,908

Operating income                                     $    47,870    (14.2)%   $   55,795           $  94,744    (10.7)%   $  106,077

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                26.8 %                  30.7 %              27.0 %                  30.1 %
    Operating income                                      20.0 %                  24.6 %              20.2 %                  23.6 %

Capital expenditures                                 $     4,234              $    6,411           $   7,648              $   15,097

Business acquisitions and other
     additions to long-lived assets                          805                                      32,806                   1,129


Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market. Circulation and distribution costs increased primarily due to the effort to gain market share in Denver. Costs related to the application for the Denver JOA increased general and administrative expenses by approximately $1.0 million in the second quarter. Excluding Denver, EBITDA decreased 1.5% in the quarter and was flat year-to-date.

Newsprint prices increased 8% year-over-year in the second quarter.

The newspapers' Internet businesses had EBITDA of $(1.5) million, compared to $(0.2) million in the second quarter of 1999. Year-to-date the newspapers' Internet businesses had EBITDA of $(2.5) million, compared to $(0.5) million in 1999.

CATEGORY MEDIA - Operating results were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Advertising                                     $    70,702     63.7 %   $   43,203           $ 128,177     67.1 %   $   76,708
     Affiliate fees                                       14,535     14.4 %       12,702              29,165     18.4 %       24,639
     Other                                                 1,229    (26.9)%        1,681               2,447    (44.9)%        4,439

Total operating revenues                                  86,466     50.2 %       57,586             159,789     51.0 %      105,786

Operating expenses, excluding depreciation and
amortization:
     Programming and production                           21,516     49.4 %       14,404              41,474     39.3 %       29,774
     Operations and distribution                           7,852     26.9 %        6,188              16,368     37.5 %       11,904
     Amortization of distribution fees                     4,628     29.9 %        3,564               9,024     14.4 %        7,886
     Sales and marketing                                  17,963     46.4 %       12,273              32,549     38.4 %       23,510
     General and administrative                           10,039     31.3 %        7,646              21,527     47.0 %       14,645

Total                                                     61,998     40.7 %       44,075             120,942     37.9 %       87,719

EBITDA - consolidated networks                            24,468                  13,511              38,847                  18,067
Share of pre-tax earnings of equity-method investment        711                     779               1,670                   1,217

Total EBITDA                                              25,179                  14,290              40,517                  19,284
Depreciation and amortization                              3,457     54.2 %        2,242               7,041     25.0 %        5,631

Operating income (loss)                              $    21,722              $   12,048           $  33,476              $   13,653

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                29.1 %                  24.8 %              25.4 %                  18.2 %
    Operating income                                      25.1 %                  20.9 %              21.0 %                  12.9 %

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                   $   (4,665)              $ (12,772)           $ (10,089)              $(32,720)

Capital expenditures                                         916                   7,193               1,822                   8,421

Business acquisitions and other
     additions to long-lived assets                        8,415                   2,058               8,992                  16,797


According to the Nielsen Homevideo Index ("Nielsen"), HGTV was distributed to 62.9 million homes in June 2000, up 7.7 million from June 1999 and up 2.4 million in the second quarter. Food Network was distributed to 49.1 million homes in June 2000, up 8.4 million from June 1999 and up 2.7 million in the quarter.

The Company launched DIY, its third network, in the fourth quarter of 1999. DIY had EBITDA of $(2.5) million in the second quarter of 2000, $(4.6) million year-to-date compared to $(0.9) million in the second quarter of 1999, $(1.2) million year-to-date.

During the second quarter the Company announced that it will launch a fourth cable television and Internet network, Fine Living, in the second half of 2001. Fine Living will be a 24-hour cable TV network, with companion Web site, targeting higher income viewers and the $200 billion-plus luxury consumer goods and services market. Fine Living's impact on EBITDA is expected to be negligible in 2000 and is expected to reduce EBITDA by up to $12 million in 2001.

BROADCAST TELEVISION - Operating results were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Local                                           $    48,072      6.5 %   $   45,138           $  89,151      3.1 %   $   86,441
     National                                             33,362      5.4 %       31,651              63,414      4.7 %       60,590
     Political                                             2,165                     165               3,906                     529
     Other                                                 3,872    (16.7)%        4,651               7,687    (18.3)%        9,412

Total operating revenues                                  87,471      7.2 %       81,605             164,158      4.6 %      156,972

Operating expenses, excluding depreciation and
amortization:
     Programming and station operations                   36,826     (1.0)%       37,199              74,113     (1.1)%       74,925
     Sales and marketing                                  11,258      7.7 %       10,455              21,149      6.8 %       19,810
     General and administrative                            6,477      3.8 %        6,242              12,432     (5.0)%       13,080

Total                                                     54,561      1.2 %       53,896             107,694     (0.1)%      107,815

EBITDA                                                    32,910     18.8 %       27,709              56,464     14.9 %       49,157
Depreciation and amortization                              7,081      4.4 %        6,782              14,117      2.0 %       13,843

Operating income                                     $    25,829     23.4 %   $   20,927           $  42,347     19.9 %   $   35,314

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                37.6 %                  34.0 %              34.4 %                  31.3 %
    Operating income                                      29.5 %                  25.6 %              25.8 %                  22.5 %

Capital expenditures                                 $     3,799              $    6,488           $  12,474              $    9,561

Business acquisitions and other
     additions to long-lived assets                           55                      15              14,660                      70


EBITDA improved primarily due to increased political advertising and cost containment initiatives. In the second half of the last congressional election year, 1998, the Company's television stations carried $16.6 million in political advertising. A similar amount is expected in the second half of 2000.

Other revenue is primarily network compensation. The Company's network compensation revenues decreased $1.3 million in the second quarter of 2000, and decreased $2.5 million year-to-date. Network compensation revenues are expected to be down approximately $0.6 million year-over-year in the third quarter and flat in the fourth quarter.

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

A 1998 authorization by the Board of Directors allows for the repurchase of an additional 2.2 million Class A Common shares.

The Company's Scripps Ventures Funds invest in new businesses focusing primarily on new media technology. See Note 5 to the Consolidated Financial Statements. The Board of Directors has authorized up to $150 million of such investments. At June 30, 2000, an additional $71 million remains to be invested under the authorization.

If the Denver JOA is approved, the Company will make a $60 million payment to MediaNews.

Fine Living is expected to launch in the second half of 2001. The cash required will exceed start-up EBITDA.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $7.6 million in the first half of 2000, to $762 million at June 30, 2000. Management expects to extend or refinance the $400 million one-year portion of the variable rate credit facility.

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

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on
anticipated newsprint purchases.   The Company held no foreign currency
or newsprint forward contracts at June 30, 2000, or December 31, 1999.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )                                                     As of June 30, 2000              As of December 31, 1999
                                                                     Cost             Fair              Cost             Fair
                                                                    Basis            Value              Basis           Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities, including commercial paper $  559,950       $  559,950        $  565,689       $  565,689
     $100 million, 6.625% note, due in 2007                          99,894           94,500            99,887           94,668
     $100 million, 6.375% note, due in 2002                          99,954           97,900            99,944           98,107
     Other notes                                                      2,227            1,050             3,927            2,836

     Total long-term debt                                        $  762,025       $  753,400        $  769,447       $  761,300

Financial instruments subject to market value risk:
     Time Warner common stock (1,344,000 shares)                 $   27,814       $  102,185        $   27,816       $   97,227
     Centra Software (1,792,500 common shares)                        3,652           17,030
     garden.com Inc. (2,414,000 common shares
          and 276,000 warrants)                                       5,797            5,797             9,625           22,636
     iVillage Inc. (270,000 common shares)                            5,412            5,412             5,897            5,897
     Other available-for-sale securities                              1,245            4,819             3,385            9,177

     Total investments in publicly-traded companies                  43,920          135,243            46,723          134,937
     Investments in private companies                                98,494           (a)               63,349           (a)

       (a) Securities of private companies do not trade in public markets, so they do not have readily determinable fair values. However, if fair value is assumed to be the price from the most recent round of financing or, for some securities, less based on management's judgment of the circumstances, then the estimated value of these investments was $156,000,000 on June 30, 2000, and $91,000,000 on December 31, 1999. There can be no assurance as to the amounts the Company would receive if these secruities were sold.



The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 6.7% at June 30, 2000, and 6.0% at December 31, 1999.

The Company holds 1,792,500 shares of Centra Software, which became publicly traded in January 2000. The Company's investment in Centra Software had previously been included in private companies in the above table. The estimated fair value of the Centra Software investment on December 31, 1999, was $6 million.

Several of the Company's investments in available for sale securities declined below historical cost during the second quarter of 2000 and were written down to fair value.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
    No.                      Item                             Page


     12       Ratio of Earnings to Fixed Charges               E-2

     27       Financial Data Schedule                          E-3