Form 10-Q
period 2000-09-30
SCRIPPS E W CO /DE
filed 2000-11-13
CIK 832428

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000


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

                    Yes  X                     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2000 there were 59,517,363 of the Registrant's Class A Common Shares outstanding and 19,216,913 of the Registrant's Common Voting Shares outstanding.

                    INDEX TO THE E. W. SCRIPPS COMPANY

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000



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


                                      THE E. W. SCRIPPS COMPANY



Dated:  November 13, 2000             BY:  D. J. Castellini
                                      D. J. Castellini
                                      Senior Vice President and
                                      Chief Financial Officer

                         THE E. W. SCRIPPS COMPANY


                      Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Comprehensive Income and
   Stockholders' Equity                                        F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations
   Forward Looking Statements                                 F-14
   Results of Operations                                      F-15
   Newspapers                                                 F-17
   Category Media                                             F-18
   Broadcast Television                                       F-19
   Liquidity and Capital Resources                            F-20
   Market Risk                                                F-21

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                             September 30,       December 31,    September 30,
                                                                                 2000               1999              1999
                                                                            ( Unaudited )                       ( Unaudited )
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       18,599    $        10,456    $      14,726
     Accounts and notes receivable (less
         allowances -$14,608, $11,266, $11,358)                                   255,822            280,829          235,014
     Program rights and production costs                                          117,445             93,001          102,782
     Network distribution fees                                                     19,671             17,899           16,649
     Inventories                                                                   18,905             16,538           15,481
     Deferred income taxes                                                         28,404             27,643           27,682
     Miscellaneous                                                                 32,261             31,095           31,395
     Total current assets                                                         491,107            477,461          443,729

Investments                                                                       230,756            210,308          216,258

Property, Plant and Equipment                                                     484,149            485,596          482,436

Goodwill and Other Intangible Assets                                            1,201,281          1,187,274        1,181,638

Other Assets:
     Program rights and production costs (less current portion)                    86,437             75,702           68,530
     Network distribution fees (less current portion)                              45,231             50,066           53,972
     Miscellaneous                                                                 24,860             33,974           34,758
     Total other assets                                                           156,528            159,742          157,260

TOTAL ASSETS                                                               $    2,563,821    $     2,520,381    $   2,481,321

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                            September 30,       December 31,    September 30,
                                                                                 2000               1999              1999
                                                                            ( Unaudited )                      ( Unaudited )

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      209,237    $       267,600    $     257,158
    Accounts payable                                                              103,604            116,201          115,428
    Customer deposits and unearned revenue                                         32,988             40,583           44,971
    Accrued liabilities:
        Employee compensation and benefits                                         62,910             46,464           50,032
        Network distribution fees                                                  47,808             41,712           39,329
        Miscellaneous                                                              65,523             64,908           52,997
    Total current liabilities                                                     522,070            577,468          559,915

Deferred Income Taxes                                                             148,345            143,912          140,830

Long-Term Debt (less current portion)                                             501,788            501,847          501,869

Other Long-Term Obligations and Minority Interests (less current portion)         129,182            132,702          136,187

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 59,399,794; 58,925,449; and 58,989,873 shares                  594                589              590
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,216,913; 19,216,913; and 19,218,913 shares               192                192              192
    Total                                                                             786                781              782
    Additional paid-in capital                                                    156,140            136,731          141,577
    Retained earnings                                                           1,055,849            973,609          938,610
    Unrealized gains on securities available for sale                              57,891             57,298           65,969
    Foreign currency translation adjustment                                           602                973              710
    Unvested restricted stock awards                                              (8,832)            (4,940)          (5,128)
    Total stockholders' equity                                                  1,262,436          1,164,452        1,142,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    2,563,821    $     2,520,381    $   2,481,321

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                               Three months ended                Nine months ended
                                                                         September 30,                    September 30,
                                                                     2000             1999              2000             1999

Operating Revenues:
    Advertising                                                  $  319,231       $  281,055        $  982,856       $  863,144
    Circulation                                                      34,939           37,269           109,602          115,632
    Licensing                                                        16,731           14,520            50,391           45,571
    Affiliate fees                                                   14,464           13,012            43,629           37,651
    Joint operating agency distributions                             11,924           12,479            35,073           36,826
    Other                                                            12,346           14,597            38,167           41,653
    Total operating revenues                                        409,635          372,932         1,259,718        1,140,477

Operating Expenses:
    Employee compensation and benefits                              129,672          123,647           386,278          364,658
    Newsprint and ink                                                38,228           32,827           114,066          105,841
    Amortization of purchased programming                            30,176           25,264            87,546           71,011
    Other operating expenses                                        109,920          109,146           346,966          316,581
    Depreciation                                                     17,209           17,240            51,468           47,644
    Amortization of intangible assets                                10,079            9,443            29,884           28,795
    Total operating expenses                                        335,284          317,567         1,016,208          934,530

Operating Income                                                     74,351           55,365           243,510          205,947

Other Credits (Charges):
    Interest expense                                               (13,393)         (11,279)          (39,510)         (33,378)
    Investment results, net of expenses                                 900          (1,169)           (9,611)            (654)
    Net gains (losses) on divested operations                          (73)                              6,196
    Miscellaneous, net                                                1,002              955             1,993            3,394
    Net other credits (charges)                                    (11,564)         (11,493)          (40,932)         (30,638)


Income Before Taxes and Minority Interests                           62,787           43,872           202,578          175,309
Provision for Income Taxes                                           26,319           17,933            84,266           71,898


Income Before Minority Interests                                     36,468           25,939           118,312          103,411
Minority Interests                                                    1,040            1,077             3,159            3,223

Net Income                                                       $   35,428       $   24,862        $  115,153       $  100,188

Net Income per Share of Common Stock:
     Basic                                                             $.45             $.32             $1.47            $1.28
     Diluted                                                            .45              .32              1.46             1.27

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                        2000             1999

Cash Flows from Operating Activities:
Net income                                                                                          $  115,153       $  100,188
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                     81,352           76,439
      Deferred income taxes                                                                              3,298            6,572
      Minority interests in income of subsidiary companies                                               3,159            3,223
      Network distribution fee amortization greater (less) than payments                                 8,172          (6,719)
      Program cost amortization greater (less) than payments                                          (24,841)         (28,389)
      Other changes in certain working capital accounts, net                                           (7,556)         (14,386)
      Miscellaneous, net                                                                                13,201            5,007
Net operating activities                                                                               191,938          141,935

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                            (44,535)         (58,613)
Purchase of subsidiary companies and long-term investments                                           (112,156)         (43,435)
Sale of subsidiary companies and long-term investments                                                  50,963
Change in short-term investments, net                                                                                    20,485
Miscellaneous, net                                                                                      10,695           11,777
Net investing activities                                                                              (95,033)         (69,786)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                                 737            3,865
Payments on long-term debt                                                                            (58,270)         (15,557)
Repurchase Class A Common shares                                                                                       (29,101)
Dividends paid                                                                                        (32,913)         (32,881)
Dividends paid to minority interests                                                                   (1,175)          (1,176)
Miscellaneous, net (primarily employee stock compensation)                                               2,859            2,008
Net financing activities                                                                              (88,762)         (72,842)

Increase (Decrease) in Cash and Cash Equivalents                                                         8,143            (693)

Cash and Cash Equivalents:
Beginning of year                                                                                       10,456           15,419

End of period                                                                                       $   18,599       $   14,726


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $   35,691       $   29,674
   Income taxes paid                                                                                    81,094           79,224
   Destin newspaper traded for Fort Pierce newspaper (see Note 2)                                        3,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                               Accumulated   Unvested             Comprehensive
                                                         Additional              Other     Restricted    Total    Income for the
                                               Common     Paid-in   Retained  Comprehensive  Stock   Stockholders' Three Months
                                                Stock      Capital  Earnings   Income       Awards       Equity   Ended Sept. 30

Balances at December 31, 1998 as reported     $     785  $  161,878 $  870,315  $   39,485 $ (3,731)  $  1,068,732
Change in accounting principle (see Note 1)                                988                                 988
Restated balances at December 31, 1998              785     161,878    871,303      39,485   (3,731)     1,069,720
Comprehensive income:
     Net income                                                        100,188                             100,188      $   24,862
     Unrealized gains, net of deferred tax
       of $14,620 and $9,366                                                        27,123                  27,123          17,427
     Less:  reclassification adjustment for gains
       in income, net of deferred tax of $31                                          (58)                    (58)
     Increase in unrealized gains on securities                                     27,065                  27,065          17,427
     Foreign currency translation adjustments                                          129                     129             546
     Total                                                             100,188      27,194                 127,382      $   42,835
Dividends:  declared and paid - $.42 per share                        (32,881)                            (32,881)
Repurchase 655,100 Class A Common Shares            (6)    (29,095)                                       (29,101)
Compensation plans, net:  348,435 shares issued;
     200 shares forfeited; 28,229 shares repurchased  3       6,204                          (1,397)         4,810
Tax benefits of compensation plans                            2,590                                          2,590

Balances at September 30, 1999                $     782  $  141,577 $  938,610  $   66,679 $ (5,128)  $  1,142,520


Balances at December 31, 1999 as reported     $     781  $  136,731 $  973,432  $   58,271 $ (4,940)  $  1,164,275
Change in accounting principle (see Note 1)                                177                                 177
Restated balances at December 31, 1999              781     136,731    973,609      58,271   (4,940)     1,164,452
Comprehensive income:
     Net income                                                        115,153                             115,153      $   35,428
     Unrealized gains, net of deferred tax
       of $710 and ($816)                                                            1,406                   1,406         (1,418)
     Less:  reclassification adjustment for gains
       in income, net of deferred tax of
       ($438) and ($4)                                                               (813)                   (813)             (8)
     Increase in unrealized gains on securities                                        593                    593          (1,426)
     Foreign currency translation adjustments                                        (371)                   (371)            (98)
     Total                                                             115,153         222                 115,375         $33,904
Dividends:  declared and paid - $.42 per share                        (32,913)                            (32,913)
Compensation plans, net:  502,895 shares issued;
   1,500 shares forfeited; 27,050 shares repurchased  5      17,549                          (3,892)        13,662
Tax benefits of compensation plans                            1,860                                          1,860

Balances at September 30, 2000                $     786  $  156,140 $1,055,849  $   58,493 $ (8,832)  $  1,262,436

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

Change in Method of Accounting for Inventory - Effective July 1, 2000, the Company began accounting for newsprint inventories by the first in, first out ("FIFO") method. Newsprint inventories were previously valued using the last in, first out ("LIFO") method. The Company typically maintains a 30-day supply of newsprint and FIFO more accurately reflects the current value of the Company's newsprint inventory. Financial statements for all prior periods have been restated to apply the new method retroactively. Retained earnings at December 31, 1999, were increased $177,000 and retained earnings at December 31, 1998, were increased $988,000.

The effect of the accounting change on net income as previously reported for the quarter and nine months ended September 30, 1999 was as follows:

    ( in thousands )                                                         Three months                            Nine months
                                                                               ended                                     ended
                                                                            September 30,                           September 30,
                                                                                1999                                     1999

   Net income as previously reported                                          $ 24,893                                 $  101,125
   Change in accounting for newsprint inventories                                 (31)                                      (937)
   Net income as adjusted                                                     $ 24,862                                 $  100,188

   Net income per share of common stock - basic:
      As previously reported                                                     $.32                                      $1.30
      As adjusted                                                                $.32                                      $1.28

   Net income per share of common stock - diluted:
      As previously reported                                                     $.32                                      $1.28
      As adjusted                                                                $.32                                      $1.27


Net income for the first half of 2000 was increased $500,000 ($.01 per share).

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

On May 12, 2000, the Company and MediaNews Group Inc. filed an application with the U.S. Department of Justice to form a JOA between the Company's Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post. The 50-year agreement would create a new entity called the Denver Newspaper Agency L.L.C., which would be 50%-owned by each partner. Both partners would contribute certain assets used in the operations of their newspapers to the new entity. In addition, the Company will pay $60,000,000 to MediaNews Group Inc. The proposed Denver JOA requires approval of the U.S. Attorney General.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )                                                      Three months ended                 Nine months ended
                                                                         September 30,                     September 30,
                                                                     2000             1999              2000             1999

Basic weighted-average shares outstanding                            78,186           77,874            78,114           77,969
Effect of dilutive securities:
     Unvested restricted stock held by employees                        185              170               145              180
     Stock options held by employees                                    802              881               760              851
Diluted weighted-average shares outstanding                          79,173           78,925            79,019           79,000


Recently Issued Accounting Standards - The Financial Accounting Standards Board issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. The standard must be adopted by January 1, 2001. Under the new standard changes in the fair value of foreign currency forward and option contracts qualifying as hedges will be initially reported as a separate component of comprehensive income and reclassified into earnings when the related licensing
revenue is earned.   Newsprint forward contracts will be recorded at
fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed. The Company currently does not hold any foreign currency or newsprint derivatives. The Company's investment portfolio includes derivative financial instruments, some of which may be required to be marked to market through earnings. The Company has not yet quantified the impact of the new standard on its investment portfolio.

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

    In the third quarter the Company acquired the weekly newspaper in Marco Island, Florida from The New York Times Company.

1999 - In the first quarter the Company acquired the 70% of Colorado
    Real Estate On-Line, a provider of real estate listings on the Internet, that it did not already own and acquired an additional 1.86% interest in The Television Food Network.

The following table presents additional information about the acquisitions:

   ( in thousands )
                                                                                                        Nine months ended
                                                                                                         September 30,
                                                                                                    2000                 1999

   Goodwill and other intangible assets acquired                                                 $ 55,589             $    4,250
   Other assets acquired                                                                            7,532                     58

   Total                                                                                           63,121                  4,308
   Fair value of Destin newspaper                                                                 (3,857)
   Liabilities assumed                                                                              (197)                  (806)

   Cash paid                                                                                     $ 59,067             $    3,502


The acquisitions have been accounted for as purchases. The allocations of the purchase prices are based on preliminary appraised values of the assets acquired and liabilities assumed, and are therefore subject to change. The operating results of the Fort Pierce newspaper and the Marco Island newspaper are included in the Consolidated Statements of Income from the dates of acquisitions. Pro forma results are not presented because the combined results of operations would not be significantly different than the reported amounts. The operating results for KMCI were included in the Consolidated Statements of Income while the Company operated the station under the LMA.

Divestitures

2000 - In the first quarter the Company sold its independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; and North Palm Beach, Florida, and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. In the third quarter the Company sold its remaining independent telephone directories in Louisiana. The sales and trade resulted in year-to-date net gains of $6,196,000, $3,700,000 after-tax ($.05 per share).

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):

    ( in thousands )                                             Three months                             Nine months
                                                                    ended                                    ended
                                                                September 30,                            September 30,
                                                         2000                   1999                2000                 1999

   Operating revenues                                  $   2,436              $ 3,847            $ 10,500             $   14,456
   Operating income (loss)                                    97                (372)               (275)                  (684)

3.  UNUSUAL CREDITS AND CHARGES

2000 - In addition to the gains on divested operations described in
       Note 2, the Company's reported results of operations were affected by the following items:

       Net investment income includes recognized net investment gains totaling $3,000,000 for the quarter and net investment losses totaling $3,200,000 year-to-date. Accrued incentive compensation for Scripps Ventures I's portfolio managers was increased $2,400,000 in the third quarter, to $13,200,000 in conjunction with the increase in the net gain on Scripps Ventures I's portfolio of $15,800,000, to $87,800,000. In the first nine months of the year accrued incentive compensation was increased $6,200,000 in conjunction with the $40,800,000 increase in the net gain. Net investment results increased net income $800,000 ($.01 per share) for the third quarter and reduced net income $6,100,000 ($.08 per share) year-to-date.

       $3,200,000 of expenses associated with preparations for the anticipated joint newspaper operations in Denver, of which $2,400,000 was recognized in the third quarter. Net income was reduced $1,600,000 ($.02 per share) in the third quarter and $2,100,000 ($.03 per share) year-to-date.

   The combined effect of the above items was to reduce 2000 net income $800,000 ($.01 per share) for the third quarter and $4,500,000 ($.05 per share) year-to-date.

1999 - The Company's reported results of operations were affected by the following items:

       Net investment income includes recognized net investment gains totaling $8,600,000 for the quarter. Scripps Ventures also accrued $9,600,000 of incentive compensation for its managers in the third quarter. Net investment results reduced net income $800,000 ($.01 per share) for the quarter and $400,000 ($.01 per share) year-to-date.

       A $2,500,000 accrual for "make goods" to Home & Garden Television ("HGTV") advertisers and $800,000 of costs incurred to move the Food Network's operations to a different location in Manhattan in the third quarter. Net income was reduced $2,100,000 ($.03 per share). The effect on year-to-date net income was $900,000 less, or $1,200,000 ($.02 per share), because $1,400,000 of the $2,500,000 accrual was for advertisements aired in the first half of 1999.

       Severance payments totaling $1,200,000 to certain television station employees in the third quarter, reducing net income $700,000 ($.01 per share).

   The combined effect of the above items was to reduce 1999 net income $3,600,000 ($.04 per share) for the quarter and $2,400,000 ($.03 per share) year-to-date.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                   As of
                                                                             September 30,       December 31,   September 30,
                                                                                 2000               1999              1999

Variable rate credit facilities, including commercial paper                $      509,196    $       565,689    $     555,474
$100 million, 6.625% note, due in 2007                                             99,898             99,887           99,883
$100 million, 6.375% note, due in 2002                                             99,959             99,944           99,940
Other notes                                                                         1,972              3,927            3,730

Total long-term debt                                                              711,025            769,447          759,027
Current portion of long-term debt                                                 209,237            267,600          257,158

Long-term debt (less current portion)                                      $      501,788    $       501,847    $     501,869


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2001 and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 6.7% at September 30, 2000, 6.0% at December 31, 1999, and 5.5% at September 30, 1999.

5.  INVESTMENTS

Investments consisted of the following:

( in thousands )                                                                                   As of
                                                                             September 30,      December 31,    September 30,
                                                                                 2000               1999             1999

Securities available for sale (at market value):
     Time Warner common stock (1,344,000 shares)                           $      105,318    $        97,227    $      81,681
     Centra Software (1,792,500 common shares)                                     11,653
     garden.com Inc. (2,414,000 common shares and 276,000 warrants)                 2,112             22,636           50,175
     iVillage Inc. (41,000 common shares at September 30, 2000,
         and 270,000 common shares at December 31 and September 30, 1999)             157              5,897            9,510
     Other                                                                          4,285              9,177            4,053

Total available-for-sale securities                                               123,525            134,937          145,419
FOX SportSouth and other joint ventures                                             8,948              7,282           11,598
Other (primarily investments in private companies, at adjusted cost)               98,283             68,089           59,241

Total investments                                                          $      230,756    $       210,308    $     216,258


Unrealized gains on securities available for sale                          $       89,076    $        88,214    $     101,520


Investments available for sale represent securities in publicly traded companies which are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. In the first quarter of 2000 Centra Software completed an initial public offering of its common stock. In the third quarter of 1999 garden.com completed an initial public offering of its common stock and the Company sold its interest in Family Point, Inc. to iVillage for cash and stock. These investments had previously been included in the Other category.

The values of several of the Company's investments in available-for-sale securities declined below historical cost in 2000. Investment results (see Note 3) in the year-to-date period include a total of $10,700,000 in write-downs to market value for such investments. During the third quarter the Company received $5,000,000 upon delivery of 229,000 iVillage shares under the provisions of a zero-cost collar.

Securities of private companies do not trade in public markets, so they do not have readily determinable fair values. However, if fair value is assumed to be the price from the most recent round of financing or, for some securities, less based on management's judgment of the circumstances, then the total estimated value of these investments was $173,000,000 on September 30, 2000, and $96,000,000 on December 31,
1999. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $54,000,000. The managers' compensation includes a share of the portfolio's cumulative net gain (realized and unrealized) through June 2001 if a specified minimum return is achieved. This incentive compensation, which will be paid in 2001, was $13,200,000 at September 30, 2000, based on the portfolio's net gain of $87,800,000. Scripps Ventures II is authorized to invest up to $100,000,000, and $35,800,000 was invested as of September 30, 2000. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.


6.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. The Company primarily evaluates the operating performance of its segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA"), excluding divested operating units, unusual items and all credits and charges classified as non-operating in the Consolidated Statements of Income. No single customer provides more than 10% of the Company's revenue. The Company derives less than 10% of its revenues from markets outside of the U.S.

Financial information for the Company's business segments is as follows:

( in thousands )                                                     Three months ended                 Nine months ended
                                                                         September 30,                    September 30,
                                                                     2000             1999              2000             1999

OPERATING REVENUES
Newspapers                                                       $  231,296       $  224,040        $  700,593       $  672,611
Category media                                                       72,540           53,968           232,329          158,354
Broadcast television                                                 79,793           72,205           243,951          229,177
Licensing and other media                                            23,570           21,372            72,345           66,979
Total                                                               407,199          371,585         1,249,218        1,127,121
Unusual item                                                                         (2,500)                            (1,100)
Divested operating units                                              2,436            3,847            10,500           14,456
Per consolidated financial statements                            $  409,635       $  372,932        $1,259,718       $1,140,477

EBITDA
Newspapers                                                       $   63,272       $   66,900        $  191,368       $  200,457
Category media                                                       13,806            2,137            54,323           20,021
Broadcast television                                                 28,191           19,457            84,655           68,614
Licensing and other media                                             3,947            2,357            12,577            9,610
Corporate                                                           (5,518)          (4,067)          (15,079)         (12,916)
Total                                                               103,698           86,784           327,844          285,786
Unusual items                                                       (2,407)          (4,500)           (3,243)          (3,100)
Divested operating units                                                348            (236)               261            (300)
Per consolidated financial statements                            $  101,639       $   82,048        $  324,862       $  282,386

DEPRECIATION
Newspapers                                                       $   10,293       $   10,560        $   30,653       $   28,240
Category media                                                        1,896            1,447             5,337            3,896
Broadcast television                                                  4,787            4,367            14,196           13,470
Licensing and other media                                             (218)              477               166              993
Corporate                                                               255              291               759              782
Total                                                                17,013           17,142            51,111           47,381
Divested operating units                                                196               98               357              263
Per consolidated financial statements                            $   17,209       $   17,240        $   51,468       $   47,644

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                       $    5,841       $    5,433        $   17,214       $   16,661
Category media                                                        1,802            1,574             5,402            4,756
Broadcast television                                                  2,381            2,367             7,089            7,107
Licensing and other media                                                                 31                                150
Total                                                                10,024            9,405            29,705           28,674
Divested operating units                                                 55               38               179              121
Per consolidated financial statements                            $   10,079       $    9,443        $   29,884       $   28,795

OPERATING INCOME
Newspapers                                                       $   47,138       $   50,907        $  143,501       $  155,556
Category media                                                       10,108            (884)            43,584           11,369
Broadcast television                                                 21,023           12,723            63,370           48,037
Licensing and other media                                             4,165            1,849            12,411            8,467
Corporate                                                           (5,773)          (4,358)          (15,838)         (13,698)
Total                                                                76,661           60,237           247,028          209,731
Unusual items                                                       (2,407)          (4,500)           (3,243)          (3,100)
Divested operating units                                                 97            (372)             (275)            (684)
Per consolidated financial statements                            $   74,351       $   55,365        $  243,510       $  205,947

OTHER NONCASH ITEMS
Category media                                                   $  (7,029)       $  (5,123)        $ (17,118)       $ (37,843)
Broadcast television                                                    595            1,923               449            2,735
Total                                                            $  (6,434)       $  (3,200)        $ (16,669)       $ (35,108)

( in thousands )                                                     Three months ended                   Nine months ended
                                                                        September 30,                      September 30,
                                                                    2000            1999              2000           1999

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                       $   11,690       $    6,497        $   19,338       $   21,594
Category media                                                        2,721            6,901             4,543           15,322
Broadcast television                                                  2,852            5,964            15,326           15,525
Licensing and other media                                             1,016            2,558             4,832            5,192
Corporate                                                               111              231               404              513
Total                                                                18,390           22,151            44,443           58,146
Divested operating units                                                                 161                92              467
Per consolidated financial statements                            $   18,390       $   22,312        $   44,535       $   58,613

BUSINESS ACQUISITIONS AND
     OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                       $   17,334              107        $   50,140       $    1,236
Category media                                                        3,833       $    6,044            12,825           22,841
Broadcast television                                                     50               35            14,710              105
Licensing and other media                                             4,874           12,443            50,936           41,957
Total                                                            $   26,091       $   18,629        $  128,611       $   66,139

ASSETS
Newspapers                                                                                          $1,241,792       $1,222,001
Category media                                                                                         496,022          417,668
Broadcast television                                                                                   500,583          503,194
Licensing and other media                                                                              260,211          238,301
Corporate                                                                                               56,980           58,714
Total                                                                                                2,555,588        2,439,878
Unusual items
Divested operating units                                                                                 8,233           41,443
Total                                                                                               $2,563,821       $2,481,321


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

RESULTS OF OPERATIONS

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis. Consolidated results of operations were as follows:

( in thousands, except per share data )                       Quarterly Period                               Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Newspapers                                      $   231,296      3.2 %   $  224,040          $  700,593      4.2 %   $  672,611
     Category media                                       72,540     34.4 %       53,968             232,329     46.7 %      158,354
     Broadcast television                                 79,793     10.5 %       72,205             243,951      6.4 %      229,177
     Licensing and other media                            23,570     10.3 %       21,372              72,345      8.0 %       66,979

     Total                                               407,199      9.6 %      371,585           1,249,218     10.8 %    1,127,121
     Unusual item                                                                (2,500)                                     (1,100)
     Divested operating units                              2,436                   3,847              10,500                  14,456

Total operating revenues                             $   409,635      9.8 %   $  372,932          $1,259,718     10.5 %   $1,140,477

Operating income:
     Newspapers                                      $    47,138     (7.4)%   $   50,907           $ 143,501     (7.7)%   $  155,556
     Category media                                       10,108                   (884)              43,584                  11,369
     Broadcast television                                 21,023     65.2 %       12,723              63,370     31.9 %       48,037
     Licensing and other media                             4,165    125.3 %        1,849              12,411     46.6 %        8,467
     Corporate                                           (5,773)    (32.5)%      (4,358)            (15,838)    (15.6)%     (13,698)

     Total                                                76,661     27.3 %       60,237             247,028     17.8 %      209,731
     Unusual items                                       (2,407)                 (4,500)             (3,243)                 (3,100)
     Divested operating units                                 97                   (372)               (275)                   (684)

Total operating income                                    74,351     34.3 %       55,365             243,510     18.2 %      205,947
Interest expense                                        (13,393)                (11,279)            (39,510)                (33,378)
Investment results, net of expenses                          900                 (1,169)             (9,611)                   (654)
Net gains on divested operations                            (73)                                       6,196
Miscellaneous, net                                         1,002                     955               1,993                   3,394
Income taxes                                            (26,319)                (17,933)            (84,266)                (71,898)
Minority interest                                        (1,040)                 (1,077)             (3,159)                 (3,223)

Net income                                           $    35,428     42.5 %   $   24,862           $ 115,153     14.9 %   $  100,188

Per share of common stock:
    Net income                                              $.45     40.6 %         $.32               $1.46     15.0 %        $1.27

   Weighted-average shares outstanding                    79,173      0.3 %       78,925              79,019      0.0%        79,000

Reconciliation to earnings from core operations:
     Reported net income                                  35,428     42.5 %       24,862             115,153     14.9 %      100,188
     Investment results                                    (772)                     763               6,072                     427
     Net gains on divested operations                         47                                     (3,716)
     Denver JOA expenses                                   1,565                                       2,108
     Category Media                                                                2,053                                       1,182
     Broadcast television severance                                                  746                                         746
     Net income from core operations                      36,268     27.6 %       28,424             119,617     16.7 %      102,543

     Reported net income per share of common stock          $.45     40.6 %         $.32               $1.46     15.0 %        $1.27
     Investment results                                    (.01)                     .01                 .08                     .01
     Net gains on divested operations                                                                  (.05)
     Denver JOA expenses                                     .02                                         .03
     Category Media                                                                  .03                                         .02
     Broadcast television severance                                                  .01                                         .01
     Net income from core operations per
          share of common stock                             $.46     27.8 %         $.36               $1.51     16.2 %        $1.30

Other financial and statistical data, excluding divested operations, is as follows:

( in thousands )                                              Quarterly Period                             Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Total advertising revenues                           $   316,926     13.2 %   $  279,963           $ 972,739     14.4 %   $  850,599

Advertising revenues as a
     percentage of total revenues                         77.8 %                  75.3 %              77.9 %                  75.5 %

EBITDA:
     Newspapers                                      $    63,272     (5.4)%   $   66,900           $ 191,368     (4.5)%   $  200,457
     Category media                                       13,806                   2,137              54,323    171.3 %       20,021
     Broadcast television                                 28,191     44.9 %       19,457              84,655     23.4 %       68,614
     Licensing and other media                             3,947     67.5 %        2,357              12,577     30.9 %        9,610
     Corporate                                           (5,518)    (35.7)%      (4,067)            (15,079)    (16.7)%     (12,916)

     Total                                           $   103,698     19.5 %   $   86,784           $ 327,844     14.7 %   $  285,786

Effective income tax rate                                 41.9 %                  40.9 %              41.6 %                  41.0 %

Net cash provided by operating activities            $    76,298              $   59,014           $ 191,938              $  141,935
Capital expenditures                                    (18,390)                (22,151)            (44,443)                (58,146)
Business acquisitions and other
     additions to long-lived assets                     (26,091)                (18,629)           (128,611)                (66,139)
Increase (decrease) in long-term debt                   (50,098)                (15,666)            (57,533)                (11,692)
Dividends paid, including minority interests            (11,382)                (11,339)            (34,088)                (34,057)
Purchase and retirement of common stock                                            (884)                                    (29,101)


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

See Note 1 to the Consolidated Financial Statements on page F-7 regarding a change in the method of accounting for newsprint inventories. All prior periods have been restated to apply the new method retroactively.

See Note 2 to the Consolidated Financial Statements on page F-9 regarding acquisitions and divestitures.

See Note 3 to the Consolidated Financial Statements on page F-10 regarding unusual credits and charges. Excluding these items, which management believes is required to determine earnings from core operations, net income per share for the third quarter was $.46 in 2000 and $.36 in 1999. Earnings from core operations for the year-to-date period were $1.51 in 2000 and $1.30 in 1999.

See Note 1 to the Consolidated Financial Statements on page F-8 regarding the JOA in the Denver market. Excluding operating losses at the Denver Rocky Mountain News, third quarter earnings per share from core operations were $.50 in 2000 and $.38 in 1999 and for the year-to-date period were $1.70 in 2000 and $1.39 in 1999.

Operating results for each of the Company's reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS - Operating results, excluding divested operations and unusual items, were as follows:

( in thousands )                                              Quarterly Period                                Year-to-Date
                                                          2000     Change         1999                 2000      Change       1999

Operating revenues:
     Local                                           $    63,294      0.5 %   $   62,963           $ 199,751      2.5 %   $  194,798
     Classified                                           79,284      7.3 %       73,905             231,335      8.2 %      213,828
     National                                              9,254     13.3 %        8,171              28,126      8.7 %       25,884
     Preprint and other                                   29,235     13.9 %       25,656              86,155     15.0 %       74,944

     Newspaper advertising                               181,067      6.1 %      170,695             545,367      7.0 %      509,454
     Circulation                                          34,939     (6.1)%       37,206             109,542     (5.1)%      115,455
     Joint operating agency distributions                 11,924     (4.4)%       12,479              35,073     (4.8)%       36,826
     Other                                                 3,366     (8.0)%        3,660              10,611     (2.4)%       10,876

Total operating revenues                                 231,296      3.2 %      224,040             700,593      4.2 %      672,611

Expenses, excluding depreciation and amortization:
     Editorial and newspaper content                      25,696     (4.7)%       26,971              79,277      0.1 %       79,195
     Newsprint and ink                                    37,317     17.1 %       31,860             111,254      8.2 %      102,861
     Other press and production                           24,158      2.0 %       23,690              73,068      5.6 %       69,197
     Circulation and distribution                         26,821      0.5 %       26,677              83,352     10.2 %       75,614
     Commercial printing and other                         9,225     51.8 %        6,078              27,048     49.8 %       18,062
     Advertising sales and marketing                      21,007     (1.2)%       21,254              65,249      5.6 %       61,808
     General and administrative                           23,103     12.4 %       20,552              67,587      3.7 %       65,194

Total                                                    167,327      6.5 %      157,082             506,835      7.4 %      471,931

EBITDA                                                    63,969     (4.5)%       66,958             193,758     (3.4)%      200,680
Share of pre-tax earnings of equity-method investments     (697)                    (58)             (2,390)                   (223)

Total EBITDA                                              63,272     (5.4)%       66,900             191,368     (4.5)%      200,457
Depreciation and amortization                             16,134      0.9 %       15,993              47,867      6.6 %       44,901

Operating income                                     $    47,138     (7.4)%   $   50,907           $ 143,501     (7.7)%   $  155,556

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                27.4 %                  29.9 %              27.3 %                  29.8 %
    Operating income                                      20.4 %                  22.7 %              20.5 %                  23.1 %

Capital expenditures                                 $    11,690              $    6,497           $  19,338              $   21,594

Business acquisitions and other
     additions to long-lived assets                       17,334                     107              50,140                   1,236


Circulation revenue decreased primarily due to promotions and discounts offered in the Denver market. Year-to-date circulation and distribution costs increased primarily due to the effort to gain market share in Denver. Excluding Denver, EBITDA decreased 1% in the quarter and was flat year-to-date.

Newsprint prices increased 17% year-over-year in the third quarter.

The newspapers' Internet businesses had EBITDA of $(1.2) million, compared to $(0.4) million in the third quarter of 1999. Year-to-date the newspapers' Internet businesses had EBITDA of $(3.7) million, compared to $(0.8) million in 1999.

CATEGORY MEDIA - Operating results, excluding unusual items, were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Advertising                                     $    56,559     51.4 %   $   37,349           $ 184,736     64.0 %   $  112,657
     Affiliate fees                                       14,464     11.2 %       13,012              43,629     15.9 %       37,651
     Other                                                 1,517    (57.9)%        3,607               3,964    (50.7)%        8,046

Total operating revenues                                  72,540     34.4 %       53,968             232,329     46.7 %      158,354

Operating expenses, excluding depreciation and amortization:
     Programming and production                           22,040     20.7 %       18,265              63,514     32.2 %       48,039
     Operations and distribution                           7,568      9.0 %        6,941              23,936     27.0 %       18,845
     Amortization of distribution fees                     4,869     30.9 %        3,721              13,893     19.7 %       11,607
     Sales and marketing                                  16,517      7.4 %       15,375              49,066     26.2 %       38,885
     General and administrative                            9,452      9.1 %        8,661              30,979     32.9 %       23,306

Total                                                     60,446     14.1 %       52,963             181,388     28.9 %      140,682

EBITDA - consolidated networks                            12,094                   1,005              50,941                  17,672
Share of pre-tax earnings of equity-method investments     1,712                   1,132               3,382                   2,349

Total EBITDA                                              13,806                   2,137              54,323                  20,021
Depreciation and amortization                              3,698     22.4 %        3,021              10,739     24.1 %        8,652

Operating income (loss)                              $    10,108              $    (884)           $  43,584              $   11,369

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                19.0 %                   4.0 %              23.4 %                  12.6 %
    Operating income (loss)                               13.9 %                  (1.6)%              18.8 %                   7.2 %

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                   $   (7,029)              $  (5,123)           $ (17,118)             $ (37,843)

Capital expenditures                                       2,721                   6,901               4,543                  15,322

Business acquisitions and other
     additions to long-lived assets                        3,833                   6,044              12,825                  22,841


According to the Nielsen Homevideo Index ("Nielsen"), HGTV was distributed to 65.9 million homes in September 2000, up 8 million from September 1999 and up 3 million in the third quarter. Food Network was distributed to 52.3 million homes in September 2000, up 10 million from September 1999 and up 3.2 million in the quarter.

The Company launched DIY, its third network, in the fourth quarter of 1999. DIY had EBITDA of $(2.7) million in the third quarter of 2000, $(7.3) million year-to-date compared to $(0.9) million in the third quarter of 1999, $(2.1) million year-to-date.

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

Unlike the fourth quarter of 1999, management does not expect year-over-year revenue growth rates to accelerate in the fourth quarter of 2000, due largely to sharply reduced ad spending by Internet companies. Category media revenues for the fourth quarter 2000 are currently expected to increase 15 to 20 percent. Internet sector advertising revenues for category media are expected to be $2 million in the fourth quarter compared to $6 million in the year-ago period.

BROADCAST TELEVISION - Operating results, excluding unusual items, were as follows:

( in thousands )                                               Quarterly Period                              Year-to-Date
                                                          2000     Change         1999                 2000    Change         1999

Operating revenues:
     Local                                           $    39,451      0.5 %   $   39,248           $ 128,602      2.3 %   $  125,689
     National                                             26,588     (4.2)%       27,758              90,002      1.9 %       88,348
     Political                                            10,202                     979              14,108                   1,508
     Other                                                 3,552    (15.8)%        4,220              11,239    (17.6)%       13,632

Total operating revenues                                  79,793     10.5 %       72,205             243,951      6.4 %      229,177

Operating expenses, excluding depreciation and amortization:
     Programming and station operations                   36,241     (3.2)%       37,453             110,354     (1.8)%      112,378
     Sales and marketing                                   8,989      3.5 %        8,684              30,138      5.8 %       28,494
     General and administrative                            6,372     (3.6)%        6,611              18,804     (4.5)%       19,691

Total                                                     51,602     (2.2)%       52,748             159,296     (0.8)%      160,563

EBITDA                                                    28,191     44.9 %       19,457              84,655     23.4 %       68,614
Depreciation and amortization                              7,168      6.4 %        6,734              21,285      3.4 %       20,577

Operating income                                     $    21,023     65.2 %   $   12,723           $  63,370     31.9 %   $   48,037

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                35.3 %                  26.9 %              34.7 %                  29.9 %
    Operating income                                      26.3 %                  17.6 %              26.0 %                  21.0 %

Capital expenditures                                 $     2,852              $    5,964           $  15,326              $   15,525

Business acquisitions and other
     additions to long-lived assets                           50                      35              14,710                     105


EBITDA improved primarily due to increased political advertising and cost containment initiatives. In the fourth quarter of 1996 and 1998 the Company's television stations carried $12.4 million and $12.8 million in political advertising. Such advertising in the fourth quarter of 2000 is expected to be approximately $20 million. Total operating revenue is expected to increase approximately 15% year over year in the fourth quarter.

Other revenue is primarily network compensation. The Company's network compensation revenues decreased $0.6 million in the third quarter of 2000, and decreased $3.0 million year-to-date. Network compensation revenues are expected to be flat in the fourth quarter.

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

The Company's Scripps Ventures Funds invest in new businesses focusing primarily on new media technology. See Note 5 to the Consolidated Financial Statements. The Board of Directors has authorized up to $150 million of such investments. At September 30, 2000, an additional $65 million remains to be invested under the authorization.

If the Denver JOA is approved, the Company will make a $60 million payment to MediaNews.

Fine Living is expected to launch in the second half of 2001.
Depending upon the launch date, start-up operating losses could be as much as $12 million in 2001, and the cash required for launch will substantially exceed the reported operating losses.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $58 million in the first nine months of 2000, to $711 million at September 30, 2000.

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

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on
anticipated newsprint purchases.   The Company held no foreign currency
or newsprint forward contracts at September 30, 2000, or December 31, 1999.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )                                                 As of September 30, 2000             As of December 31, 1999
                                                                     Cost             Fair              Cost             Fair
                                                                    Basis            Value              Basis           Value

Financial instruments subject to interest rate risk:
  Variable rate credit facilities, including commercial paper  $   509,196       $  509,196        $  565,689       $  565,689
  $100 million, 6.625% note, due in 2007                            99,898           97,100            99,887           94,668
  $100 million, 6.375% note, due in 2002                            99,959           98,800            99,944           98,107
  Other notes                                                        1,972              857             3,927            2,836

  Total long-term debt                                         $   711,025       $  705,953        $  769,447       $  761,300

Financial instruments subject to market value risk:
  Time Warner common stock (1,344,000 shares)                  $    27,814       $  105,318        $   27,816       $   97,227
  Centra Software (1,792,500 common shares)                          3,652           11,653
  garden.com Inc. (2,414,000 common shares
       and 276,000 warrants)                                         2,112            2,112             9,625           22,636
  iVillage Inc. (41,000 common shares at September 30, 2000,
       and 270,000 common shares at December 31, 1999)                 157              157             5,897            5,897
  Other available-for-sale securities                                  714            4,285             3,385            9,177

  Total investments in publicly-traded companies                    34,449          123,525            46,723          134,937
  Investments in private companies                                  98,283           (a)               68,089           (a)

    (a) Securities of private companies do not trade in public markets, so they do not have readily determinable fair values. However, if fair value is assumed to be the price from the most recent round of financing or, for some securities, less based on management's judgment of the circumstances, then the estimated value of these investments was $173,000,000 on September 30, 2000, and $96,000,000 on December 31, 1999. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 6.7% at September 30, 2000, and 6.0% at December 31, 1999.

The Company holds 1,792,500 shares of Centra Software, which became publicly traded in January 2000. The Company's investment in Centra Software had previously been included in private companies in the above table. The estimated fair value of the Centra Software investment on December 31, 1999, was $6 million.

Several of the Company's investments in available for sale securities declined below historical cost during 2000 and were written down to fair value.

                         THE E. W. SCRIPPS COMPANY


                             Index to Exhibits


Exhibit
    No.                     Item                             Page

  12 Ratio of Earnings to Fixed Charges                        E-2
  18 Independent Auditors' Letter of Preferability             E-3
  27 Financial Data Schedule                                   E-4