Form 10-K
period 2000-12-31
SCRIPPS E W CO /DE
filed 2001-03-27
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


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


The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $62.93 per share closing price for such stock on February 28, 2001, was approximately $1,421,000,000. As of February 28, 2001, nonaffiliates held approximately 1,441,000 Common Voting Shares. There is no active market for such stock.

As of February 28, 2001, there were 59,979,446 of the Registrant's Class A Common Shares, $.01 par value per share, outstanding and 19,096,913 of the Registrant's Common Voting Shares, $.01 par value per share, outstanding.

                       INDEX TO THE E. W. SCRIPPS COMPANY

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


Item No.                                                          Page

                                     PART I

1.  Business
      Newspapers                                                     3
      Scripps Networks                                               7
      Broadcast Television                                           8
      Licensing and Other Media                                     11
      Venture Capital and Other Investments                         12
      Employees                                                     12
2.  Properties                                                      12
3.  Legal Proceedings                                               12
4.  Submission of Matters to a Vote of Security Holders             12

                                     PART II

5.  Market for Registrant's Common Equity and Related
       Stockholder Matters                                          13
6.  Selected Financial Data                                         13
7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operation                           13
8.  Financial Statements and Supplementary Data                     13
9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                          13

                                    PART III

10. Directors and Executive Officers of the Registrant              14
11. Executive Compensation                                          15
12. Security Ownership of Certain Beneficial Owners and Management  15
13. Certain Relationships and Related Transactions                  15

                                     PART IV

14.  Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                         15

                                     PART I

ITEM 1.  BUSINESS

The E. W. Scripps Company ("Company") operates in three reportable segments:
Newspapers, Scripps Networks and Broadcast Television.

Newspapers include 21 daily newspapers in the U.S.

Scripps Networks includes three national television networks that are distributed by cable and satellite television systems: Home & Garden Television ("HGTV"), Food Network and Do It Yourself ("DIY"), and the Company's 12% interest in FOX Sports South, a regional television network. The Company expects to launch Fine Living, its fourth national network, in the fourth quarter of 2001.

Broadcast Television includes ten television stations, nine of which are affiliated with national television networks.

A summary of segment information for the three years ended December 31, 2000, is set forth on page F-36 of this Form 10-K. Licensing and other media aggregates the Company's operating segments that are too small to warrant separate reporting, primarily syndication and licensing of news features and comics.


                                   Newspapers

Operations - The Company acquired or divested the following newspaper operations in the five years ended December 31, 2000:

2000 - Acquired the Ft. Pierce, Florida, daily newspaper in exchange for the Company's Destin, Florida, newspaper and cash. Acquired the Henderson, Kentucky, daily newspaper and the Marco Island, Florida, weekly newspaper.
1999 - Acquired the 70% of Colorado Real Estate On-line, an Internet provider of real estate listings, that the Company did not already own.
1998 - Divested the Dallas Community newspapers, including the Plano daily.
1997 - Acquired daily newspapers in Abilene, Corpus Christi, Plano, San
       Angelo and Wichita Falls, Texas, a group of community newspapers in the Dallas, Texas, market and a daily newspaper in Anderson, South Carolina. Traded its Monterey and San Luis Obispo, California, daily newspapers for the daily newspaper in Boulder, Colorado, and terminated the joint operating agency and ceased operations of its newspaper in El Paso, Texas.
1996 - Acquired the Vero Beach, Florida, daily newspaper.

The Company publishes daily newspapers in 21 markets. From its Washington bureau the Company operates the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. Each of the Company's daily newspapers operates an Internet site featuring content included in the daily newspaper. Many of the Company's newspapers provide services such as total market coverage advertising products, direct mail advertising and commercial printing.

Revenues - Operating revenues for the five years ended December 31, 2000, were as follows:

( in thousands )
                                                                 2000          1999          1998          1997         1996

Newspaper advertising:
     Local ROP                                             $     211,568 $     205,767 $     201,036 $     159,752 $     134,979
     Classified ROP                                              209,942       195,809       180,938       138,282       116,275
     National ROP                                                 30,977        27,937        20,576        16,649        14,579
     Preprint and other                                           90,536        79,902        71,286        48,926        40,895

Total newspaper advertising                                      543,023       509,415       473,836       363,609       306,728
Circulation                                                      133,491       135,029       138,615       112,612       102,005
Joint operating agency distributions                              47,412        50,511        48,278        47,052        39,341
Other                                                             10,176         9,735        10,402         7,209         6,071

Total                                                            734,102       704,690       671,131       530,482       454,145
Rocky Mountain News                                              220,998       209,713       200,442       196,794       182,693
Divested newspapers                                                  886         3,806        17,498        33,100        43,330

Total operating revenues                                   $     955,986 $     918,209 $     889,071 $     760,376 $     680,168


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

ROP is further broken down among "local," "classified" and "national" advertising. Local refers to advertising that is not in the classified advertising section and is purchased by in-market advertisers. Classified refers to advertising that generally is grouped by type of advertising, e.g., automotive and help wanted. National refers to advertising purchased by businesses that operate beyond the local market and purchase advertising from many newspapers, primarily through advertising agencies. A given volume of ROP advertisements is generally more profitable to the Company than the same volume of preprinted advertisements.

On-line advertising, which is included in "preprint and other," ranges from simple static banners that appear at the top and bottom of a Web page to more complex advertisements that use animation and allow users to interact with the advertisements. On-line advertising also includes an allocation of classified advertising revenues that appear in both the printed editions of the newspapers and on the newspapers' Internet sites, direct response campaigns and links to commercial sites. The newspapers generally receive fees for these links and advertisements. On-line advertising revenues were $8,300,000 in 2000, $5,400,000 in 1999, $1,800,000 in 1998 and $100,000 in
1997.

Advertising revenues vary through the year, with the first and third quarters generally having lower revenues than the second and fourth quarters. Print advertising rates and volume are highest on Sundays, primarily because circulation and readership is greatest on Sundays.

Circulation revenues are derived from home delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's newspapers is as follows:

( in thousands ) (1)                              Morning (M)
                   Newspaper                      Evening (E)    2000          1999          1998          1997         1996
             Daily Paid Circulation
Abilene (TX) Reporter-News                           M                36            38            40            40            41
Albuquerque (NM) Tribune (2)                         E                19            21            23            25            27
Anderson (SC) Independent-Mail                       M                39            40            40            41            42
Birmingham (AL) Post-Herald (2)                      E                15            18            21            26            50
Boulder (CO) Daily Camera                            M                34            33            34            34            34
Bremerton (WA) Sun                                   M                34            35            37            38            36
Cincinnati (OH) Post (2)                             E                60            65            71            77            81
Corpus Christi (TX) Caller-Times                     M                63            65            66            68            65
Denver (CO) Rocky Mountain News (2)                  M               427           396           332           303           317
Evansville (IN) Courier & Press (2)                  M                71            72            61            62            61
Ft. Pierce (FL) Tribune                              M                27            27            27            27            26
Henderson (KY) Gleaner                               M                11            11            11            11            11
Knoxville (TN) News-Sentinel                         M               123           122           122           122           123
Memphis (TN) Commercial Appeal                       M               175           173           174           186           183
Naples (FL) Daily News                               M                53            52            50            49            48
Redding (CA) Record-Searchlight                      M                34            34            35            36            35
San Angelo (TX) Standard-Times                       M                29            30            31            32            32
Stuart (FL) News                                     M                37            37            36            35            35
Ventura County (CA) Star                             M                97            93            92            96            95
Vero Beach (FL) Press Journal                        M                33            32            32            32            33
Wichita Falls (TX) Times Record News                 M                36            37            37            38            38
Total Daily Circulation                                            1,451         1,431         1,373         1,379         1,413

            Sunday Paid Circulation
Abilene (TX) Reporter-News                                            45            47            50            50            52
Anderson (SC) Independent-Mail                                        45            45            46            48            48
Boulder (CO) Daily Camera                                             41            40            42            41            42
Bremerton (WA) Sun                                                    37            39            40            42            40
Corpus Christi (TX) Caller-Times                                      81            85            87            89            88
Denver (CO) Rocky Mountain News                                      530           505           433           416           407
Evansville (IN) Courier & Press                                      101           105           106           109           110
Ft. Pierce (FL) Tribune                                               29            29            30            30            29
Henderson (KY) Gleaner                                                13            13            13            14            14
Knoxville (TN) News-Sentinel                                         158           159           163           166           168
Memphis (TN) Commercial Appeal                                       237           238           243           257           259
Naples (FL) Daily News                                                66            65            64            63            62
Redding (CA) Record-Searchlight                                       39            38            38            38            38
San Angelo (TX) Standard-Times                                        35            36            37            38            39
Stuart (FL) News                                                      45            45            46            45            44
Ventura County (CA) Star                                             110           108           105           103           103
Vero Beach (FL) Press Journal                                         36            36            36            36            36
Wichita Falls (TX) Times Record News                                  41            42            43            44            45
Total Sunday Circulation                                           1,687         1,675         1,619         1,629         1,622

(1) Based on Audit Bureau of Circulation Publisher's Statements
    ("Statements") for the six-month periods ending September 30, except figures for the Ft. Pierce Tribune, the Naples Daily News, the Stuart News and the Vero Beach Press Journal which are from the Statements for the twelve-month periods ending September 30.

(2) This newspaper is a party to a JOA. The JOA between the Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post began operations on January 22, 2001. The Evansville JOA was terminated in 1998. See "Joint Operating Agencies."

Joint Operating Agencies - A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 ("NPA") provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers.

The Company is a partner in newspaper joint operating agencies ("JOAs") in four markets. The JOA between the Company's Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post was approved by the U.S. Attorney General in
January 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency L.L.C., which is 50%-owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity. In addition, the Company paid $60,000,000 to MediaNews Group Inc. The JOA commenced operations on January 22, 2001. The other partner manages each of the Company's other JOAs.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the partners. In each case JOA expenses exclude editorial expenses. The Company will receive a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets. The Company includes its portion of JOA operating profits in operating revenues.

The table below provides certain information about the Company's JOAs.

                                                                     Year JOA       Year of JOA
          Newspaper               Publisher of Other Newspaper     Entered Into     Expiration
   The Albuquerque Tribune     Journal Publishing Company              1933            2022
   Birmingham Post-Herald      Newhouse Newspapers                     1950            2015
   The Cincinnati Post         Gannett Newspapers                      1977            2007
   Denver Rocky Mountain News  MediaNews Group, Inc.                   2001            2051

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

Newspaper Production - The Company's daily newspapers are printed using offset presses and use computer systems for writing, editing and composing and producing the advertising and news material printed in each edition. The Company is constructing a new production facility for its Knoxville, Tennessee, daily newspaper.

Raw Materials and Labor Costs - The Company consumed approximately 281,000 metric tons of newsprint in 2000, 270,000 metric tons in 1999, and 240,000 metric tons in 1998. The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs.

Newsprint is a basic commodity and its price is sensitive to the worldwide balance of supply and demand. Because of the capital commitment to construct and operate a newsprint mill, the supply of newsprint is relatively stable except for temporary disruptions caused by labor stoppages. However, the demand for newsprint can change quickly, resulting in wide swings in the price of newsprint. Newsprint prices were $745 in the first quarter of 1996 before declining to approximately $500 by March 1997. Newsprint prices fluctuated between $450 and $590 from 1998 through 2000. The average newsprint price was approximately $580 per metric ton in the fourth quarter of 2000. The Company has used newsprint forward contracts to hedge its exposure to changes in the price of newsprint for up to twelve months. At December 31, 2000, the Company held no newsprint forward contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Labor costs accounted for approximately 45% of the Company's newspaper operating expenses in 2000, 43% in 1999 and 42% in 1998. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

                           Scripps Networks

Operations - HGTV features programming focusing on home repair and remodeling, gardening, decorating and other activities associated with the home. Food Network features programming focusing on food and entertaining. DIY features immediate access to step-by-step instructions, in-depth demonstrations and tips on various topics associated with home improvement, gardening and crafts. Fine Living, expected to begin telecasting in the fourth quarter of 2001, will help people explore their passions and interests in the finer things in life, focusing on the $200 billion-plus luxury consumer goods and services markets.

Food Network began telecasting in December 1993 and HGTV in December 1994. DIY began telecasting in the fourth quarter of 1999. The Company acquired the controlling interest in Food Network in October 1997. The Company owned 64% of Food Network at December 31, 2000.

According to the Nielson Homevideo Index, HGTV was telecast to 67.1 million homes in December 2000, 59.0 million homes in December 1999 and 48.4 million homes in December 1998. Food Network was telecast to 54.4 million homes in December 2000, 44.2 million homes in December 1999 and 37.1 million homes in December 1998.

Each of the Company's networks operates an Internet site featuring content from its programs and additional information and products of interest to the networks' viewers. The Internet sites also permit users to post comments in response to programs and features, and provide applications to enable users to communicate with each other and receive updates in subject areas of their choosing.

Revenues - Operating revenues for the five years ended December 31, 2000, were as follows:

( in thousands )
                                                                 2000          1999          1998          1997         1996

Advertising                                                $     249,619 $     171,059 $      95,171 $      37,473 $      15,717
Affiliate fees                                                    58,370        50,142        38,063        19,711         6,943
Other                                                              5,750         8,814        14,307         9,617         8,919
Total                                                            313,739       230,015       147,541        66,801        31,579
Unusual item                                                                   (1,100)         1,100

Total operating revenues                                   $     313,739 $     228,915 $     148,641 $      66,801 $      31,579


Revenues are derived from the sale of advertising time and, if provided in the affiliation agreements, from affiliate fees paid by cable television and other distribution systems that carry the networks. Affiliate fees are generally based on the number of subscribers who receive the networks.

On-line advertising primarily includes banner ads and other advertisements. Advertising opportunities on the Internet sites range from simple static banners that appear at the top and bottom of a Web page to more complex advertisements that use animation and allow users to interact with the advertisements. The Internet sites also provide advertisers with sponsorship opportunities, promotions, direct response campaigns and links to commercial sites. The networks generally receive fees for these links and advertisements. On-line advertising revenues were $5,100,000 in 2000, $3,400,000 in 1999 and $700,000 in
1998.

Programming - The Company both produces and purchases programming for HGTV, DIY and Food Network. The Company has continually improved the quality and variety of programming and expanded the hours of original programming presented on its networks. The costs to purchase or produce programs for the networks totaled $147,000,000 in 2000, $117,000,000 in 1999, $64,000,000 in 1998, and $24,000,000
in 1997. The Company owns substantially all of the programming airing on its networks, and expects to telecast such programs over several years. The costs to acquire programs are expensed as the programs are telecast.

Distribution - Network programming is telecast on cable and satellite television systems. The Company's networks generally pay fees for long-term distribution agreements. These fees are usually paid in full when systems launch the networks. The amounts of the distribution fees depend upon several factors, including the numbers of subscribers, the duration of the agreements and the amounts of monthly affiliate fees the systems agree to pay the Company. In markets where the Company has broadcast television stations, distribution of the networks may be obtained by granting cable or satellite television systems the right to carry the local television stations' signals.

Popularity of the programming with subscribers is a primary factor in obtaining and retaining distribution by system operators.

Competition - In addition to competing with other networks for distribution on cable television systems, Scripps Networks competes for advertising revenues with other local and national media, including other cable television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Scripps Networks compete for consumers' discretionary time with all other information and entertainment media.


                              Broadcast Television

Operations - The Company acquired television station KMCI in Lawrence, Kansas in 2000. The Company had operated the station under a Local Marketing Agreement ("LMA") since 1996. Revenues from KMCI were included in the Company's results of operations while the station was operated under the LMA.

Broadcast Television includes nine network-affiliated television stations. The stations rely on local sales operations for local advertising and national advertising agencies for obtaining national advertising.

Revenues - Operating revenues for the five years ended December 31, 2000, were as follows:

( in thousands )
                                                                 2000          1999          1998          1997         1996

Local advertising                                          $     173,878 $     171,353 $     166,115 $     171,211 $     159,412
National advertising                                             119,428       120,638       125,432       139,322       127,172
Political advertising                                             34,762         2,478        20,084         2,106        19,505
Other                                                             15,057        17,893        19,083        18,577        17,378

Total operating revenues                                   $     343,125 $     312,362 $     330,714 $     331,216 $     323,467

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

Information concerning the Company's stations and the markets in which they operate is as follows:

                                       Network   Affiliation   FCC
                                    Affiliation/ Expires in/ License      Rank    Stations
                                         DTV     DTV Service Expires       of        in
         Station and Market            Channel    Commenced     in      Mkt (1)    Mkt (3)    2000   1999    1998   1997    1996
WXYZ-TV, Detroit, Ch. 7                  ABC        2004       2005        9          7
        Digital Service Status           41         1998
        Average Audience Share (2)                                                              15     16      17     18      21
        Station Rank in Market (4)                                                               2      1       2      2       1
WFTS-TV, Tampa, Ch. 28                   ABC        2005       2005        14        12
        Digital Service Status           29         1999
        Average Audience Share (2)                                                               8      8       9      9       9
        Station Rank in Market (4)                                                               4      4       4      4       4
WEWS-TV, Cleveland, Ch. 5                ABC        2004       2005        15        11
        Digital Service Status           15         1999
        Average Audience Share (2)                                                              14     14      14     17      19
        Station Rank in Market (4)                                                               1      1       1      2       1
KNXV-TV, Phoenix, Ch. 15                 ABC        2005       2006        17        11
        Digital Service Status           56         2000
        Average Audience Share (2)                                                               7      9       9     10      10
        Station Rank in Market (4)                                                               5      6       5      4       4
WMAR-TV, Baltimore, Ch. 2                ABC        2005       2004        24         6
        Digital Service Status           52         1999
        Average Audience Share (2)                                                               8      9      10     11      12
        Station Rank in Market (4)                                                               3      3       3      3       3
KSHB-TV, Kansas City, Ch. 41             NBC        2004       2006        30         8
        Digital Service Status           42          (6)
        Average Audience Share (2)                                                               8      7       7     10      10
        Station Rank in Market (4)                                                               4      4       4      4       4
KMCI-TV, Lawrence, Ch. 38               Ind.                   2006        30         8
        Digital Service Status           36          (6)
        Average Audience Share (2)                                                               1      2       2      2       2
        Station Rank in Market (4)                                                               8      8       8      8       7
WCPO-TV, Cincinnati, Ch. 9             ABC (5)      2006       2005        32         6
        Digital Service Status           10         1998
        Average Audience Share (2)                                                              14     14      15     17      18
        Station Rank in Market (4)                                                               2      2       2      1       1
WPTV-TV, W. Palm Beach, Ch. 5            NBC        2004       2005        43         9
        Digital Service Status           55          (6)
        Average Audience Share (2)                                                              15     15      16     19      20
        Station Rank in Market (4)                                                               1      1       1      1       1
KJRH-TV, Tulsa, Ch. 2                    NBC        2004       2006        59        10
        Digital Service Status           56          (6)
        Average Audience Share (2)                                                              11     12      12     14      14
        Station Rank in Market (4)                                                               3      3       3      3       3

All market and audience data is based on the November A.C. Nielsen
Company survey.

(1) Rank of Market represents the relative size of the television market in the United States.
(2) Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in Area of Dominant Influence.
(3) Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(4) Station Rank in Market is based on Average Audience Share as described in (2).
(5) Prior to June 1996, WCPO was a CBS affiliate.
(6) Construction permits have been filed in all four markets. Permits have been granted in the West Palm and Tulsa markets. The Company is required to commence DTV service by May 1, 2002.

Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television, newspapers, other Internet sites and direct mail. Competition for advertising revenue is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media. The Company's television stations have experienced declines in their average audience share in recent years due to the creation of new networks and increased audience share of alternative service providers such as traditional cable, "wireless" cable and direct broadcast satellite television. Continuing technological advances will improve the capability of alternative service providers to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers is expected to increase. The Company intends to undertake upgrades in its services, including development of digital television broadcasting, to maintain its competitive posture as well as to comply with government requirements. Technological advances in interactive media services will further increase these competitive pressures.

Network Affiliation and Programming - Nine of the Company's ten television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks compensate affiliated stations for carrying network programming. The national television networks have reduced the amount of such compensation. The Company received $10,000,0000 in 2000 and $13,100,000 in network compensation in 1999. The Company expects network compensation to be approximately $10,000,000 in 2001 and in 2002.

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

Federal Regulation of Broadcasting - Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended ("Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcasting licenses, approve the transfer of control of any corporation holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also adopts and enforces regulations concerning station programming, including children's and political programming.

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

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one, or in some markets under certain conditions, two television stations in the same market, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 35% of all television households. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale. The 1996 Act directed the FCC to periodically review all its ownership rules, and such a review is ongoing.

The FCC has adopted a series of orders to implement a transition from the current analog system of broadcast television to a digital transmission system. It has granted each television station a second channel on which to begin offering digital service and it currently plans for the transition to be completed by 2006, at which time each station should have returned one of its two channels. The FCC can extend this deadline if the transition proceeds more slowly than it anticipates.

A substantial number of technical, regulatory and market-related issues remain unresolved regarding digital television, including the timing of the transition, programming and other rules the FCC may adopt, the willingness of cable systems to carry the broadcasters' digital offerings and the level of consumer demand for the new service. The Company cannot predict the effect of these uncertainties on the Company's offering of digital service or the Company's business.

Under the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), each television broadcast station gained "must-carry" rights on any cable system defined as "local" with respect to that station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. The Company's stations have generally elected to negotiate retransmission consent agreements with cable companies. While the FCC has recently announced that a station's primary video transmission will enjoy must-carry rights after the transition to digital broadcasting, the FCC has so far declined to require carriage of a digital signal in addition to the station's analog signal.


                            Licensing and Other Media

Operations - Licensing and other media aggregates the Company's operating segments that are too small to warrant separate reporting, including syndication and licensing of news features and comics, and the divested television program production and independent telephone directories.

The Company acquired or divested the following operations in the five years ended December 31, 2000:

2000 - Divested independent telephone directories in Memphis, Tennessee;
       Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana.
1998 - Acquired the independent telephone directories.  Divested Scripps
       Howard Productions, the Company's television program production operation based in Los Angeles.

Revenues - Operating revenues for the five years ended December 31, 2000, were as follows:

( in thousands )
                                                                 2000          1999          1998          1997         1996

Licensing                                                  $      68,549 $      63,755 $      62,260 $      56,813 $      53,672
Newspaper feature distribution                                    23,590        23,382        22,650        20,920        20,695
Other                                                              4,756         5,433         3,913         2,430           161

Total licensing and other media revenues                          96,895        92,570        88,823        80,163        74,528
Divested other media                                               9,614        19,236         7,379        12,763        21,423

Total operating revenues                                   $     106,509 $     111,806 $      96,202 $      92,926 $      95,951


The Company, under the trade name United Media, is a leading distributor of news columns, comics and other features for the newspaper industry. Included among these features is "Peanuts," one of the most successful strips in the history of comic art.

United Media owns and licenses worldwide copyrights relating to "Peanuts," "Dilbert" and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the author of "Peanuts," died in February 2000. The Company continues syndication of previously published "Peanuts" strips, and retains the rights to continue to license the characters. "Peanuts" provides more than 80% of the Company's licensing revenues, approximately 70% of which are earned in international markets, with the Japanese market providing approximately two-thirds of international revenue. Depending upon market conditions, the Company may use foreign currency forward and option contracts to hedge its exposure to changes in the exchange rate for the Japanese yen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

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

                      Venture Capital and Other Investments

Through its Scripps Ventures Fund and other entities the Company invests in businesses focusing on new media technology. The Company recognized gains (losses), net of fund management expenses, totaling ($24,800,000) in 2000, $500,000 in 1999, ($2,700,000) in 1997, and $37,000,000 in 1996.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" and Note 6 to the Consolidated Financial Statements.


                                    Employees

As of December 31, 2000, the Company had approximately 8,400 full-time employees, of whom approximately 6,100 were with Newspapers, 800 with Scripps Networks, 1,300 with Broadcast Television and 100 with licensing and other media. Various labor unions represent approximately 1,800 employees, primarily in newspapers. At December 31, 2000, the Denver Rocky Mountain News employed approximately 1,200 employees, approximately 1,000 of who became employees of Denver Newspaper Agency, LLC. The present operations of the Company have not experienced any work stoppages since 1985. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2.  PROPERTIES

Newspapers require business and editorial offices and printing plants.

Scripps Networks requires offices and studios and other real and personal property to produce programs and to transmit the network programming via satellite. Scripps Networks operates from a production facility in Knoxville and leased facilities in New York.

Broadcast Television requires offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located.

The Company owns substantially all of the properties used by its operations. Management believes the Company's facilities are generally well maintained and are sufficient to serve its present needs.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

The range of market prices of the Company's Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

                                                                    1st          2nd           3rd          4th
                                                                  Quarter      Quarter       Quarter      Quarter       Total
                            2000
Market price of common stock:
   High                                                            $49.500       $51.625      $54.188      $63.250
   Low                                                              42.375        43.625       47.438       50.750

Cash dividends per share of common stock                             $ .14         $ .14        $ .14        $ .14         $ .56

                            1999
Market price of common stock:
   High                                                            $50.250       $51.563      $53.000      $51.375
   Low                                                              40.500        41.125       46.313       41.500

Cash dividends per share of common stock                             $ .14         $ .14        $ .14        $ .14         $ .56


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               Executive Officers

Executive officers serve at the pleasure of the Board of Directors. Certain information about such officers appears in the table below.

   Name             Age                      Position

Kenneth W. Lowe      50   Chief Executive Officer (since October 2000);
                          President and Director (since January 2000); Chairman
                          and Chief Executive Officer, Scripps Networks (1993 to
                          2000)

Richard A. Boehne    44   Executive Vice President (since 1999); Vice
                          President/Communications and Investor Relations (1995
                          to 1999)

Daniel J. Castellini 61   Senior Vice President and Chief Financial Officer
                          (since 1986)

Frank Gardner        58   Senior Vice President/Interactive Media (since
                          March 2000); Senior Vice President/Television (1993 to
                          2000)

Alan M. Horton       57   Senior Vice President/Newspapers (since 1994)

B. Jeff Craig        42   Vice President and Chief Technology Officer (since
                          February 2001); Senior Vice President, Interactive
                          Technology and New Media Development, Discovery
                          Communications, Inc. (1998 to 2000); Managing Partner and founder, AAJ Interactive Technologies (1997 to
                          1998); Vice President, System Design and Engineering,
                          TELE-TV (1995 to 1997)

Gregory L. Ebel      45   Vice President/Human Resources (since 1994)

James M. Hart        58   Vice President/Television (since 1995)

J. Robert Routt      46   Vice President and Controller (since 1985)

Paul K. Scripps      55   Vice President/Newspapers (since 1986)

Timothy E. Stautberg 38   Vice President/Communications and Investor
                          Relations (since April 1999); General Manager, Redding
                          Record Searchlight (1997 to 1999); Assistant to the
                          Publisher, Denver Rocky Mountain News (1992 to 1997)

Stephen W. Sullivan  54   Vice President/Newspaper Operations (since 2000);
                          Vice President/Newspapers (1997 to 2000); President,
                          Harte-Hanks Newspapers and Senior Vice President,
                          Harte-Hanks Communications (1991 to 1997)

M. Denise Kuprionis  44   Corporate Secretary and Director of Legal Affairs
                          (since 1987)

E. John Wolfzorn     55   Treasurer (since 1979)

                                    Directors

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2001.


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

    The report of Deloitte & Touche LLP, Independent Auditors, dated January 23, 2001, is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b) The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.


                                    Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Reports on Form 8-K

No Current Reports on Form 8-K were filed in the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                                  THE E. W. SCRIPPS COMPANY

                                                  By /s/ Kenneth W. Lowe
                                                    Kenneth W. Lowe
                                                    President and Chief
                                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 28, 2001.

      Signature                                     Title


/s/ Kenneth W. Lowe               President and Chief Executive Officer
Kenneth W. Lowe                   (Principal Executive Officer)

/s/ Daniel J. Castellini          Senior Vice President and Chief
Daniel J. Castellini              Financial Officer

/s/ William R. Burleigh           Chairman of the Board of Directors
William R. Burleigh

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

/s/ Joseph P. Clayton             Director
Joseph P. Clayton

                            THE E. W. SCRIPPS COMPANY

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION




Item No.                                                     Page

1. Selected Financial Data                                    F-2
2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations
       Forward Looking Statements                             F-5
       Results of Operations                                  F-5
       Newspapers                                             F-8
       Scripps Networks                                      F-10
       Broadcast Television                                  F-12
       Liquidity and Capital Resources                       F-14
       Market Risk                                           F-15
3. Consolidated Balance Sheets                               F-16
4. Consolidated Statements of Income                         F-18
5. Consolidated Statements of Cash Flows                     F-19
6. Consolidated Statements of Comprehensive Income and
     Stockholders' Equity                                    F-20
7. Notes to Consolidated Financial Statements                F-21
8. Independent Auditors' Report                              F-43

ELEVEN-YEAR FINANCIAL HIGHLIGHTS
( in millions, except share data )
                                        2000(1)  1999(1)  1998(1) 1997(1) 1996(1) 1995(1) 1994(1)  1993(1) 1992(1) 1991(1) 1990(1)
Summary of Operations
     Operating Revenues:
          Other newspapers               $   734 $   704  $   672 $   530 $   454 $   426 $   402  $   369 $   353 $   339 $   348
          Denver Rocky Mountain News(10)     221     210      200     197     183     184     170      154     146     140     143
          Newspapers                         955     914      872     727     637     610     572      523     499     479     490
          Scripps Networks                   314     229      149      67      32      19       5
          Broadcast Television               343     312      331     331     323     295     288      255     247     216     205
          Licensing and other media           97      93       89      80      75      68      68       85      87      92      92
          Total                            1,709   1,548    1,441   1,205   1,067     992     933      863     833     787     787
          Divested operating units (2)        10      23       24      46      64      49      43       93     195     298     320
            Total operating revenues     $ 1,719 $ 1,571  $ 1,465 $ 1,251 $ 1,131 $ 1,041 $   976   $  956  $1,028  $1,085  $1,107
     Operating Income (Loss):
          Other newspapers               $   230 $   231  $   204 $   171 $   133 $   126 $   118   $   93  $   96  $   81  $   83
          Denver Rocky Mountain News(10)    (24)    (16)      (8)       2     (4)     (2)     (2)     (20)    (12)    (15)     (7)
          Newspapers                         206     215      196     173     129     124     116       73      84      66      76
          Scripps Networks                    54      23      (8)    (14)    (17)    (19)     (9)      (1)
          Broadcast Television               100      68       93     104     100      87      95       69      62      50      61
          Licensing and other media           15      11       11      10       9       7       5        5       8      10      10
          Corporate                         (21)    (19)     (17)    (17)    (18)    (17)    (15)     (14)    (15)    (13)    (15)
          Total                              354     298      275     256     203     182     192      132     139     113     132
          Divested operating units (2)                                (3)       3       2       1       10      22      36      37
          Unusual items (3)                 (10)     (3)        1             (4)             (8)      (1)    (33)            (36)
               Total operating income        345     295      276     252     202     185     185      142     128     149     133
     Interest expense                       (52)    (45)     (47)    (19)    (10)    (11)    (16)     (26)    (34)    (38)    (43)
     Gains (losses) on divested                6                       48                               92      78
       operations (1)
     Gain on sale of Garfield copyrights(4)                                                    32
     Investment results, net of expenses(5) (25)       1              (3)      37
     Other unusual credits (charges) (6)                                     (15)            (17)        3     (4)
     Miscellaneous, net                        1       4                3       2       2     (1)      (2)     (4)             (2)
     Income taxes (7)                      (108)   (104)     (93)   (118)    (84)    (76)    (81)     (86)    (65)    (48)    (44)
     Minority interests                      (4)     (4)      (5)     (5)     (3)     (3)     (8)     (16)     (9)     (7)     (8)
     Income from continuing operations   $   163 $   146  $   131 $   158 $   127  $   96  $   93  $   105  $   91  $   55  $   35

Share Data
     Income from continuing operations     $2.06 $  1.85  $  1.62 $  1.94 $  1.58   $1.19   $1.22    $1.40   $1.22    $.74    $.46
     Adjusted income from continuing
       operations (excluding unusual
        items and net gains)                2.20    1.87     1.61    1.64    1.38    1.19    1.26      .72     .80     .74     .77
     Cash dividends                          .56     .56      .54     .52     .52     .50     .44      .44     .40     .40     .40
     Market value of proceeds from                                          19.83
       Cable Transaction (8)

Market Value of Common Shares at
December 31
     Per share                            $62.88  $44.81   $49.75  $48.44  $35.00  $39.38  $30.25   $27.50  $24.75  $24.13  $17.00
     Total                                 4,951   3,502    3,908   3,906   2,827   3,153   2,415    2,056   1,847   1,798   1,267

EBITDA (excluding divested operating
     units and unusual items):
          Other newspapers               $   279 $   279  $   254 $   201 $   156 $   147 $   139  $   116 $   117 $   101 $   103
          Denver Rocky Mountain News (10)   (10)     (3)        6      16      10      11      11      (7)       1     (6)     (2)
          Newspapers                         269     276      260     217     166     158     150      109     118      95     101
          Scripps Networks                    69      35        5     (9)    (14)    (17)     (8)      (1)
          Broadcast Television               129      96      118     128     126     113     116       89      82      66      75
          Licensing and other media           16      13       12      10      10       8       6        6       9      11      11
          Corporate                         (20)    (18)     (16)    (16)    (17)    (16)    (15)     (13)    (13)    (12)    (14)
          Total                          $   464 $   401  $   378 $   331 $   269 $   247 $   249  $   190 $   196 $   161 $   173

Scripps Cable Financial Data (8)
     Operating revenues                                                   $   270 $   280 $   255  $   252 $   238 $   218 $   193
     Operating income excluding unusual items                                  61      65      43       46      44      36      27
     Net income                                                                40      40      30       24      15      11      14
     Net income per share of common stock                                     .49     .50     .39      .32     .20     .14     .18
     EBITDA - excluding unusual items                                         109     119     101      106     102      92      85
     Capital expenditures                                                    (58)    (48)    (42)     (67)    (58)    (37)    (36)

Note:  Certain amounts may not foot as each is rounded independently.

ELEVEN-YEAR FINANCIAL HIGHLIGHTS
( in millions, except share data )
                                         2000(1) 1999(1)  1998(1) 1997(1) 1996(1) 1995(1) 1994(1)  1993(1) 1992(1) 1991(1) 1990(1)
Cash Flow Statement Data
Net cash provided by continuing          $   256 $   194  $   239 $   193 $   176 $   114 $   170  $   142 $   127 $   136 $   155
  operations
Depreciation and amortization of             109     104      104      78      69      67      59       61      64      56      49
  intangible assets
Investing activity:
  Capital expenditures                      (75)    (80)     (67)    (57)    (53)    (57)    (54)     (37)    (87)   (114)    (49)
  Business acquisitions and investments    (139)    (70)     (29)   (745)   (128)    (12)    (32)     (42)    (17)   (131)     (9)
  Other (investing)/divesting activity, net   62      33       10      31      35    (19)      51      147      38       3      23
Financing activity:
  Increase (decrease) in long-term debt     (54)     (1)      (4)     651      41    (30)   (138)    (194)    (50)     124    (96)
  Dividends paid                            (47)    (47)     (47)    (46)    (45)    (43)    (37)     (37)    (34)    (35)    (36)
  Common stock issued (retired)              (5)    (35)    (108)    (26)
  Other finanacing activity                    6       1        6       4       9       6       1        2     (1)
Balance Sheet Data
Total assets                               2,573   2,520    2,361   2,289   1,469   1,353   1,293    1,260   1,291   1,301   1,098
Long-term debt (including current            715     769      771     773     122      81     110      248     442     492     368
  portion) (9)
Stockholders' equity (9)                   1,278   1,164    1,070   1,050     945   1,194   1,084      860     733     677     640

Note:  Certain amounts may not foot as each is rounded independently.



                        Notes to Selected Financial Data

The income statement and cash flow data for the eleven years ended December 31, 2000, and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. All per share amounts are presented on a diluted basis. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. See page F-7.

(1) In the periods presented the Company acquired and divested the following:

    Acquisitions
    2000 - Daily newspapers in Ft. Pierce, Florida (in exchange for the
           Company's newspaper in Destin, Florida, and cash), and Henderson, Kentucky, weekly newspaper in Marco Island, Florida, and television station KMCI in Lawrence, Kansas.
    1999 - Additional 70% interest of Colorado Real Estate On-line that the
           Company did not already own and an additional 7.0% interest in Food Network.
    1998 - Independent telephone directories in Memphis, Tennessee; Kansas
           City, Missouri; North Palm Beach, Florida; and New Orleans,
           Louisiana.
    1997 - Daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and
           Wichita Falls, Texas; community newspapers in the Dallas, Texas, market; daily newspapers in Anderson, South Carolina, and Boulder, Colorado (in exchange for the Company's daily newspapers in Monterey and San Luis Obispo, California). Approximate 56% interest in Food Network.
    1996 - Vero Beach, Florida, daily newspaper.
    1994 - The remaining 13.9% minority interest in Scripps Howard Broadcasting
           Company ("SHB") in exchange for 4,952,659 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).
    1993 - The remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
    1992 - Three daily newspapers in California (including The Monterey County
           Herald in connection with the sale of The Pittsburgh Press).
    1991 - Baltimore television station WMAR.

  Divestitures
    2000 - Destin, Florida, newspaper (in exchange for Ft. Pierce, Florida, newspaper), independent yellow page directories. The divestitures resulted in net pre-tax gains of $6.2 million, increasing income from continuing operations $4.0 million, $.05 per share.
    1998 - Dallas community newspapers, including the Plano daily, and Scripps
           Howard Productions, the Company's television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
    1997 - Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency ("JOA") and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
    1995 - Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
    1993 - Book publishing operations; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.
    1992 - The Pittsburgh Press; TV Data; certain other investments. The divestitures resulted in net pre-tax gains of $78.0 million, increasing income from continuing operations $45.6 million, $.61 per share.
    1991 - George R. Hall Company (contracting firm specializing in the installation, relocation, and rebuilding of newspaper presses).
           No gain or loss was realized as proceeds equaled the book value of net assets sold.

(2) Operating units other than cable television systems sold prior to December 31, 2000.

(3) The following unusual items affected operating income:

    2000 - Expenses of $9.5 million associated with preparations for the Denver
           JOA reduced income from continuing operations $6.2 million, $.08 per share.
    1999 - A $1.1 million accrual for "make-goods" related to HGTV advertising in 1998, $0.8 million of costs incurred to move Food Network's operations to a different location in Manhattan, and severance payments of $1.2 million to certain television station employees reduced operating income $3.1 million. Income from continuing operations was reduced $1.9 million, $.03 per share.
    1998 - "Make-goods" totaling $1.1 million (see above) increased income from continuing operations $0.7 million, $.01 per share.
    1996 - A $4.0 million charge for the Company's share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA. The charge reduced income from continuing operations by $2.6 million, $.03 per share.
    1994 - A $7.9 million loss on program rights expected to be sold as a result of changes in television network affiliations. The loss reduced income from continuing operations by $4.9 million, $.07 per share.
    1993 - A change in estimate of disputed music license fees increased operating income by $4.3 million; a gain on the sale of certain publishing equipment increased operating income by $1.1 million;
           a charge for workforce reductions at 1) the Company's Denver newspaper and 2) the newspaper feature and the licensing operations of United Media decreased operating income by $6.3 million.
           The planned workforce reductions were fully implemented in 1994. These items totaled $0.9 million and reduced income from continuing operations by $0.6 million, $.01 per share.
    1992 - Operating losses of $32.7 million during the Pittsburgh Press strike reduced income from continuing operations $20.2 million, $.27 per share.
    1990 - A $36.4 million charge associated with an agreement to terminate the Knoxville joint operating agency. The charge reduced income from continuing operations by $23.7 million, $.31 per share.

(4) In 1994 the Company sold its worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, increasing income from continuing operations $17.4 million, $.23 per share.

(5) Investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

    2000 - Net realized losses of $19.4 million. Accrued incentive compensation was increased $4.5 million, to $11.5 million, in conjunction with the increase in the net gain on Scripps Venture's I investment portfolio of $29.9 million, to $76.9 million. Net investment results reduced income from continuing operations
           $15.8 million, $.20 per share.
    1999 - Net realized gains of $8.6 million. Accrued incentive compensation was increased $7.0 million, to $7.0 million, in conjunction with the increase in the net gain Scripps Venture's I investment portfolio to $47.0 million.
    1997 - Write-down of investments totaling $2.7 million.  Income from continuing operations was reduced $1.7 million, $.02 per share.
    1996 - A $40.0 million gain on the Company's investment in Turner
           Broadcasting Systems when Turner was merged into Time Warner and a $3.0 million write-off of an investment in Patient Education Media, Inc. Income from continuing operations was increased
           $24.3 million, $.30 per share.

(6) Other unusual credits (charges) included the following:

    1996 - $15.5 million contribution of appreciated Time Warner stock to a charitable foundation, decreasing income from continuing operations by $5.2 million, $.07 per share.
    1994 - An estimated $2.8 million loss on real estate expected to be sold as a result of changes in television network affiliations;
           an $8.0 million contribution to a charitable foundation; and a $6.1 million accrual for lawsuits associated with a divested operating unit. These items totaled $16.9 million and reduced income from continuing operations by $9.8 million, $.13 per share.
    1993 - A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper. Income from continuing operations was increased $1.6 million, $.02 per share.
    1992 - Write-downs of real estate and investments totaling $3.5 million.
           Income from continuing operations was reduced $2.3 million, $.03 per share.

(7) The provision for income taxes was affected by the following unusual items:

    2000 - A change in estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $7.2 million, $.09 per share.
    1994 - A change in estimated tax liability for prior years increased the tax provision, reducing income from continuing operations by $5.3 million, $.07 per share.
    1993 - A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations by $5.4 million, $.07 per share; the effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations by $2.3 million, $.03 per share.
    1992 - A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations
           $8.4 million, $.11 per share.

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

(9) Includes effect of discontinued cable television operations prior to completion of the Cable Transaction.

(10) The application for a Joint Operating Agency ("JOA") between the Company's Denver Rocky Mountain News ("RMN") and MediaNews Group Inc.'s Denver Post was approved by the U.S. Department of Justice in January 2001. The JOA commenced operations on January 22, 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency, L.L.C., which is 50%-owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity. The
     Company will receive a 50% share of the operating profits of the Denver JOA. These profits will be reported as "joint operating agency distributions" in the Company's financial statements. The Company will also include in its operating expenses its editorial costs associated with the RMN. However, the Company's financial statements will no longer include the advertising and other revenue produced by the RMN, nor the costs to produce and distribute the newspaper or to sell advertising. To enhance comparability of year-over-year operating results, the Company is reporting RMN operating results separate from its other newspapers.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

The Company operates in three reportable segments: Newspapers, Scripps Networks, and Broadcast Television.

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

RESULTS OF OPERATIONS

Acquisitions and divestitures can affect the comparability of year-over-year reported results. Amounts included in the accompanying tables include the results of operations for acquired operations from the dates of acquisition. The results of operations of divested operating units are removed from segment operating results and reported separately because management believes they impede analysis of the Company's on-going operations.

See Note 2 to the Consolidated Financial Statements on page F-26 regarding acquisitions and divestitures in the three years ending December 31, 2000.

The application for a Joint Operating Agency ("JOA") between the Company's Denver Rocky Mountain News ("RMN") and MediaNews Group Inc.'s Denver Post was approved by the U.S. Department of Justice in January 2001. The JOA commenced operations on January 22, 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency, L.L.C., which is 50%-owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity.

The Company will receive a 50% share of the operating profits of the Denver JOA. These profits will be reported as "joint operating agency distributions" in the Company's financial statements. The Company will also include in its operating expenses editorial costs associated with the RMN. However, the Company's financial statements will no longer include the advertising and other revenue produced by the RMN, nor the costs to produce and distribute the newspaper or to sell advertising. To enhance comparability of year-over-year operating results, the Company is reporting RMN operating results separate from its other newspapers in Management's Discussion and Analysis of Results of Operations.

All per share disclosures included in management's discussion and analysis of financial condition and results of operation are on a diluted basis.

Consolidated results of operations are presented on the following page.

( in thousands, except per share data )
                                                                                     For the years ended December 31,
                                                                      2000      Change         1999      Change        1998

Operating revenues:
     Newspapers                                                  $    734,102       4.2 % $    704,690      5.0 % $     671,131
     Scripps Networks                                                 313,739      36.4 %      230,015     55.9 %       147,541
     Broadcast Television                                             343,125       9.8 %      312,362     (5.5)%       330,714
     Licensing and other media                                         96,895       4.7 %       92,570      4.2 %        88,823
     Total                                                          1,487,861      11.1 %    1,339,637      8.2 %     1,238,209
     Denver Rocky Mountain News                                       220,998       5.4 %      209,713      4.6 %       200,442
     Unusual item                                                                              (1,100)                    1,100
     Divested operating units                                          10,500                   23,042                   24,877
Total operating revenues                                         $  1,719,359       9.4 % $  1,571,292      7.3 % $   1,464,628

Operating income (loss):
     Newspapers                                                  $    229,717      (0.5)% $    230,810     12.9 % $     204,428
     Scripps Networks                                                  54,471                   22,770                  (7,735)
     Broadcast Television                                             100,270      46.4 %       68,491    (26.3)%        92,966
     Licensing and other media                                         15,330      40.3 %       10,924     (0.8)%        11,016
     Corporate                                                       (20,797)     (12.1)%     (18,558)     (7.7)%      (17,231)
     Total                                                            378,991      20.5 %      314,437     10.9 %       283,444
     Denver Rocky Mountain News                                      (24,104)                 (16,178)                  (7,962)
     Unusual items                                                    (9,523)                  (3,100)                    1,100
     Divested operating units                                           (275)                      195                    (385)

Total operating income                                                345,089      16.8 %      295,354      6.9 %       276,197
Interest expense                                                     (51,934)                 (45,219)                 (47,108)
Investment results, net of expenses                                  (24,834)                      544
Net gains on divested operations                                        6,196
Miscellaneous, net                                                      1,485                    3,505                      226
Income taxes                                                        (108,090)                (103,612)                 (93,130)
Minority interest                                                     (4,459)                  (4,450)                  (4,873)
Net income                                                       $    163,453      11.9 % $    146,122     11.3 % $     131,312

Per share of common stock:
     Net income                                                        $ 2.06      11.4 %       $ 1.85     14.2 %        $ 1.62
     Weighted-average shares outstanding                               79,161                   78,951                   80,921

Reconciliation to earnings from core operations:
     Reported net income                                         $    163,453      11.9 % $    146,122     11.3 % $     131,312
     Net investment results                                            15,835                    (355)
     Net gains on divested operations                                 (3,955)
     Denver JOA preparatory expenses                                    6,190
     Income tax liability adjustments                                 (7,170)
     Scripps Networks (HGTV makegoods/Food Network move)                                         1,182                    (684)
     Broadcast Television severance                                                                746
     Net income from core operations                             $    174,353      18.0 % $    147,695     13.1 % $     130,628

     Per share of common stock:
     Reported net income                                               $ 2.06      11.4 %       $ 1.85     14.2 %        $ 1.62
     Net investment results                                               .20
     Net gains on divested operations                                   (.05)
     Denver JOA preparatory expenses                                      .08
     Income tax liability adjustments                                   (.09)
     Scripps Networks (HGTV makegoods/Food Network move)                                           .02                    (.01)
     Broadcast Television severance                                                                .01
     Net income from core operations                                   $ 2.20      17.6 %       $ 1.87     16.1 %        $ 1.61

See Notes to Selected Financial Data on pages F-3 and F-4 regarding items excluded from core operations.

( in thousands )
                                                                                    For the years ended December 31,
                                                                      2000      Change         1999      Change        1998

Other Financial and Statistical Data - excluding divested operating units and unusual items:

Total advertising revenues                                       $  1,133,474      14.3 % $    991,557     10.2 % $     899,633

Advertising revenues as a percentage of total revenues                 76.2 %                   74.0 %                   72.7 %

EBITDA:
     Newspapers                                                  $    279,050       0.1 % $    278,803      9.8 % $     253,933
     Scripps Networks                                                  68,770      98.4 %       34,667                    4,542
     Broadcast Television                                             129,018      34.5 %       95,955    (18.7)%       118,012
     Licensing and other media                                         16,144      27.7 %       12,640      5.7 %        11,964
     Corporate                                                       (19,825)     (13.2)%     (17,519)     (8.1)%      (16,207)
     Total                                                            473,157      17.0 %      404,546      8.7 %       372,244
     Denver Rocky Mountain News                                       (9,641)                  (3,132)                    6,056
     Total EBITDA                                                $    463,516      15.5 % $    401,414      6.1 % $     378,300

Effective income tax rate for core operations                          41.2 %                   40.7 %                   40.6 %

Statement of Cash Flows Information:

Net cash provided by operating activities                        $    255,743      32.2 % $    193,515    (19.1)% $     239,173
Capital expenditures                                                 (74,577)                 (79,826)                 (66,969)
Business acquisitions and other
     additions to long-lived assets                                 (158,238)                 (88,132)                 (48,653)
Increase (decrease) in long-term debt                                (53,958)                  (1,256)                  (3,800)
Dividends paid, including to minority interests                      (47,202)                 (47,094)                 (46,571)
Purchase and retirement of common stock                               (4,571)                 (34,951)                (108,421)


Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is included in the discussion of results of operations because:

   Management believes the year-over-year change in EBITDA, combined with information on historical and anticipated capital spending, is a more useful and reliable measure of year-over-year performance than the change in operating income.

   Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

   Financial analysts and acquirors use EBITDA, combined with capital spending requirements, to value communications media companies.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

Interest expense increased $6,700,000 in 2000 primarily due to higher interest rates on variable rate credit facilities. The weighted-average interest rate on such facilities at December 31 was 6.6% in 2000, 6.0% in 1999, and 5.25% in 1998. The monthly average balance of interest bearing obligations was $767,000,000 in 2000, $780,000,000 in 1999 and $762,000,000 in 1998. Interest
expense decreased $1,900,000 in 1999 as lower interest rates more than offset increased borrowings.

Amortization of intangible assets reduced earnings per share approximately $.37 in 2000, $.35 in 1999, and $.36 in 1998.

Capital expenditures in 2001 are estimated to be approximately $80,000,000.

NEWSPAPERS - RMN operating results are presented separately as a single line item to enhance comparability of year-over-year results for Newspapers. Excluding Divested Operating Units and unusual items, Newspapers operating results were as follows:

( in thousands )
                                                                                    For the years ended December 31,
                                                                      2000      Change         1999      Change        1998

Operating revenues:
     Local                                                       $    211,568       2.8 % $    205,767      2.4 % $     201,036
     Classified                                                       209,942       7.2 %      195,809      8.2 %       180,938
     National                                                          30,977      10.9 %       27,937     35.8 %        20,576
     Preprint and other                                                90,536      13.3 %       79,902     12.1 %        71,286

     Total advertising                                                543,023       6.6 %      509,415      7.5 %       473,836
     Circulation                                                      133,491      (1.1)%      135,029     (2.6)%       138,615
     Joint operating agency distributions                              47,412      (6.1)%       50,511      4.6 %        48,278
     Other                                                             10,176       4.5 %        9,735     (6.4)%        10,402

Total operating revenues                                              734,102       4.2 %      704,690      5.0 %       671,131

Operating expenses, excluding depreciation and amortization:
     Editorial and newspaper content                                   85,637       0.6 %       85,158      1.5 %        83,875
     Newsprint and ink                                                 80,830      10.7 %       73,022     (9.1)%        80,314
     Other press and production                                        66,668       5.0 %       63,507     (2.2)%        64,904
     Circulation and distribution                                      61,281      10.3 %       55,566      3.3 %        53,789
     Other advertising products, internet and printing                 23,779      20.1 %       19,807     36.0 %        14,562
     Advertising sales and marketing                                   64,393       7.4 %       59,932      4.8 %        57,162
     General and administrative                                        69,847       2.4 %       68,196      8.8 %        62,661

Total                                                                 452,435       6.4 %      425,188      1.9 %       417,267

EBITDA                                                                281,667       0.8 %      279,502     10.1 %       253,864
Share of pre-tax earnings of equity-method investments                (2,617)                    (699)                       69

Total EBITDA                                                          279,050       0.1 %      278,803      9.8 %       253,933
Depreciation and amortization                                          49,333       2.8 %       47,993     (3.1)%        49,505

Operating income                                                      229,717      (0.5)%      230,810     12.9 %       204,428
Denver Rocky Mountain News operating income                          (24,104)                 (16,178)                  (7,962)

Total operating income                                           $    205,613      (4.2)% $    214,632      9.2 % $     196,466

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                             38.0 %                   39.6 %                   37.8 %
    Operating income                                                   31.3 %                   32.8 %                   30.5 %

Capital expenditures                                             $     29,834             $     30,693            $      23,296

Business acquisitions and other
     additions to long-lived assets                                    74,878                    4,005                    3,570

The average price of newsprint increased 7% in 2000, and declined 15% in 1999. The average price of newsprint was $580 per metric ton in the fourth quarter of 2000.

Circulation and distribution costs increased primarily due to efforts to gain circulation at the Company's larger newspapers.

Capital expenditures in 2001 are estimated to be approximately $38,000,000, excluding the RMN. Expected capital expenditures in 2001 include construction of a new production facility for the Knoxville newspaper. Depreciation and amortization is expected to be approximately $52,000,000.

SCRIPPS NETWORKS - Operating results, excluding unusual items, were as follows:

( in thousands )
                                                                                    For the years ended December 31,
                                                                      2000      Change         1999      Change        1998

Operating revenues:
     Advertising                                                 $    249,619      45.9 % $    171,059     79.7 % $      95,171
     Affiliate fees                                                    58,370      16.4 %       50,142     31.7 %        38,063
     Other                                                              5,750     (34.8)%        8,814    (38.4)%        14,307

Total operating revenues                                              313,739      36.4 %      230,015     55.9 %       147,541

Operating expenses, excluding depreciation and amortization:
     Programming and production                                        89,274      31.7 %       67,804     55.9 %        43,482
     Operations and distribution                                       31,127      10.5 %       28,169     48.4 %        18,978
     Amortization of distribution fees                                 18,058      12.9 %       15,993      1.9 %        15,697
     Sales and marketing                                               69,442      29.7 %       53,530     28.6 %        41,624
     General and administrative                                        41,992      26.3 %       33,254     28.3 %        25,924

Total                                                                 249,893      25.7 %      198,750     36.4 %       145,705

EBITDA - consolidated networks                                         63,846                   31,265                    1,836
Share of pre-tax earnings of equity-method investments                  4,924                    3,402                    2,706

Total EBITDA                                                           68,770      98.4 %       34,667                    4,542
Depreciation and amortization                                          14,299                   11,897                   12,277

Operating income (loss)                                          $     54,471             $     22,770            $     (7,735)

Other Financial and Statistical Data:

Percent of operating revenues:
     EBITDA                                                            21.9 %                   15.1 %                    3.1 %
     Operating income (loss)                                           17.4 %                    9.9 %                   (5.2)%

Payments for programming and distribution
     less (greater) than amounts
     recognized as expense                                       $   (35,678)             $   (57,770)            $    (26,793)

Capital expenditures                                                   12,236                   21,557                    7,936

Business acquisitions and other
     additions to long-lived assets                                    15,035                   39,899                   17,431

According to the Nielsen Homevideo Index, HGTV was telecast to 67.1 million homes in December 2000, 59.0 million homes in December 1999, and 48.4 million homes in December 1998. Food Network was telecast to 54.4 million homes in December 2000, 44.2 million homes in December 1999, and 37.1 million homes in December 1998.

The Company launched DIY, its third network, in the fourth quarter of 1999, and in 2000 announced plans to launch a fourth network, Fine Living, in the fourth quarter of 2001. Start-up costs associated with DIY and Fine Living reduced EBITDA by $10,900,000 in 2000, $3,700,000 in 1999 and $1,500,000 in
1998. Start up costs for DIY and Fine Living are expected to reduce EBITDA by approximately $20,000,000 to $25,000,000 for the full year. The cash required by DIY and Fine Living will substantially exceed the reported operating losses in 2001.

Programming and production expense has increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks. Expenditures to purchase or produce programs totaled $147,000,000 in 2000, $117,000,000 in 1999 and $64,000,000 in 1998. The Company
owns the rights to substantially all of the programming it produces and expects to telecast the programs over several years. The costs are recognized as expense as the programs are telecast. Programming and production expense in 2001 is expected to increase approximately 10% for HGTV and approximately 40% for Food Network, and approximately 30% for the two networks combined.

Capital expenditures in 1999 included expansion of the studio and office facilities for HGTV and DIY. Capital expenditures in 2001 are expected to be approximately $12,000,000. Depreciation and amortization is expected to be approximately $16,000,000.

BROADCAST TELEVISION - Operating results, excluding divested operations and unusual items, were as follows:

( in thousands )
                                                                                    For the years ended December 31,
                                                                      2000      Change         1999      Change        1998

Operating revenues:
     Local                                                       $    173,878       1.5 % $    171,353      3.2 % $     166,115
     National                                                         119,428      (1.0)%      120,638     (3.8)%       125,432
     Political                                                         34,762                    2,478                   20,084
     Other                                                             15,057     (15.8)%       17,893     (6.2)%        19,083

Total operating revenues                                              343,125       9.8 %      312,362     (5.5)%       330,714

Operating expenses, excluding depreciation and amortization:
     Programming and station operations                               146,630      (2.5)%      150,444     (0.2)%       150,735
     Sales and marketing                                               40,807       4.3 %       39,110      4.1 %        37,557
     General and administrative                                        26,670      (0.7)%       26,853     10.0 %        24,410

Total                                                                 214,107      (1.1)%      216,407      1.7 %       212,702

EBITDA                                                                129,018      34.5 %       95,955    (18.7)%       118,012
Depreciation and amortization                                          28,748       4.7 %       27,464      9.7 %        25,046

Operating income                                                 $    100,270      46.4 % $     68,491    (26.3)% $      92,966

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                             37.6 %                   30.7 %                   35.7 %
    Operating income                                                   29.2 %                   21.9 %                   28.1 %

Capital expenditures                                             $     31,280             $     25,749            $      33,454

Business acquisitions and other
     additions to long-lived assets                                    14,710                      130                      218

Year-over-year revenue comparisons are difficult because of the political advertising revenue in even-numbered years.

Average audience shares for broadcast television stations have declined in recent years due to the creation of new television networks and increases in the audience share of alternative service providers such as cable television and direct broadcast satellite systems. Technological advancement in interactive media services will further increase these competitive pressures.

Other revenue includes compensation paid to the Company's television stations in exchange for carrying network programming. National television networks have reduced the amount of compensation paid to affiliated stations. The Company received network compensation of $10,000,000 in 2000, $13,100,000 in 1999 and $16,000,000 in 1998. Network compensation is expected to be $10,000,000 in 2001 and in 2002.

Operating expenses, excluding depreciation and amortization, are expected to decrease approximately 4% in 2001.

Capital expenditures include the construction of a new building for the West Palm Beach station in 2000 and for the Phoenix station in 1998. Capital spending also increased as five of the Company's stations were equipped to broadcast a digital signal. The Company has received construction permits for digital broadcasting in two additional stations, and has filed requests for construction permits for the other three stations. The Company is required to begin digital broadcasting in all of its markets by May 2002. Capital expenditures in 2001 are expected to be approximately $20,000,000. Depreciation and amortization in 2001 is expected to be approximately $31,500,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities is expected to substantially exceed the total of its capital expenditure requirements and cash dividends in 2001, as it has since 1992. The excess cash flow from existing businesses and the Company's substantial borrowing capacity have been used primarily to fund acquisitions, investments, and to develop new businesses. There are essentially no legal or other restrictions on the transfer of funds among the Company's business segments.

Authorizations in 1997 and 1998 by the Board of Directors allow for the repurchase of an additional 2,111,600 Class A Common shares.

The Company's Scripps Ventures Funds invest in new businesses focusing primarily on new media technology. See Note 6 to the Consolidated Financial Statements. The Board of Directors has authorized up to $150 million of such investments. At December 31, 2000, an additional $58,000,000 remains to be invested under the authorization.

The terms of the Denver JOA required the Company to make a $60,000,000 payment to MediaNews in January 2001.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $55,300,000 in 2000, to $714,000,000 at December 31, 2000.

MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. See "Business
- Newspapers - Raw Materials and Labor Costs." The Company is also exposed to changes in the market value of its investments.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint
purchases.   The Company held no foreign currency or newsprint forward contracts at December 31, 2000, or during the year then ended.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )
                                                               As of December 31, 2000               As of December 31, 1999
                                                                  Cost           Fair                   Cost            Fair
                                                                  Basis          Value                  Basis          Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities, including commercial   $     512,788  $     512,788          $     565,689  $     565,689
       paper
     $100 million, 6.625% note, due in 2007                         99,901         97,900                 99,887         94,668
     $100 million, 6.375% note, due in 2002                         99,964         99,800                 99,944         98,107
     Other notes                                                     1,956            812                  3,927          2,836

     Total long-term debt                                    $     714,609  $     711,300          $     769,447  $     761,300

Financial instruments subject to market value risk:
     Time Warner common stock (1,344,000 shares)             $      27,816  $      70,239          $      27,816  $      97,227
     Centra Software (1,792,500 common shares)                       3,652          6,946
     garden.com Inc. (2,414,000 common shares
          and 276,000 warrants)                                                                            9,625         22,636
     iVillage Inc. (41,000 common shares at December 31, 2000,
          and 270,000 common shares at December 31, 1999)               40             40                  5,897          5,897
     Other available-for-sale securities                               599          3,929                  3,385          9,177

     Total investments in publicly-traded companies                 32,107         81,154                 46,723        134,937
     Securities that do not trade in a public market                87,266        (a)                     68,089        (a)

     (a) Investments in private companies do not trade in public markets, so they do not have readily determinable fair values. However, based upon amounts paid for such securities by other investors in subsequent rounds of financing, if any, the estimated value of these investments exceeded their cost by approximately
         $75,500,000 on December 31, 2000, and $27,900,000 on
         December 31, 1999.


The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 5 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities at December 31 was 6.6% in 2000, 6.0% in 1999 and 5.25% in 1998.

The Company holds 1,792,500 shares of Centra Software, which became publicly traded in January 2000. The Company's investment in Centra Software was included in "securities that do not trade in a public market" in the above table in 1999. The estimated fair value of the investment in Centra Software was $6,000,000 on December 31, 1999.

The Company's investments in iVillage, garden.com and Caredata (included in other available for sale securities) declined below historical cost during 2000 and were written down to fair value.

CONSOLIDATED BALANCE SHEETS
( in thousands )
                                                                                                  As of December 31,
                                                                                              2000                 1999
                                                                                                                (Restated)

ASSETS
Current Assets:
     Cash and cash equivalents                                                         $         14,112     $         10,456
     Accounts and notes receivable (less allowances - 2000, $13,891; 1999, $11,266              289,583              280,829
     Program rights and production costs                                                        115,513               93,001
     Network distribution fees                                                                   21,105               17,899
     Inventories                                                                                 17,802               16,538
     Deferred income taxes                                                                       30,421               27,643
     Miscellaneous                                                                               35,449               31,095
     Total current assets                                                                       523,985              477,461

Investments                                                                                     177,922              210,308

Property, Plant and Equipment                                                                   502,041              485,596

Goodwill and Other Intangible Assets                                                          1,209,132            1,187,274

Other Assets:
     Program rights and production costs (less current portion)                                  96,881               75,702
     Network distribution fees (less current portion)                                            40,571               50,066
     Miscellaneous                                                                               22,334               33,974
     Total other assets                                                                         159,786              159,742

TOTAL ASSETS                                                                           $      2,572,866     $      2,520,381

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )
                                                                                                  As of December 31,
                                                                                               2000                 1999
                                                                                                                (Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                  $        212,828     $        267,600
    Accounts payable                                                                            114,275              116,201
    Customer deposits and unearned revenue                                                       37,214               40,583
    Accrued liabilities:
        Employee compensation and benefits                                                       49,089               46,464
        Network distribution fees                                                                48,257               41,712
        Miscellaneous                                                                            71,313               64,908
    Total current liabilities                                                                   532,976              577,468

Deferred Income Taxes                                                                           129,932              143,912

Long-Term Debt (less current portion)                                                           501,781              501,847

Other Long-Term Obligations and Minority Interests (less current portion)                       130,367              132,702

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 2000 -  59,641,828 shares; 1999 - 58,925,449 shares                          596                  589
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  2000 - 19,096,913 shares; 1999 - 19,216,913 shares                        191                  192
    Total                                                                                           787                  781
    Additional paid-in capital                                                                  157,394              136,731
    Retained earnings                                                                         1,093,138              973,609
    Unrealized gains on securities available for sale                                            31,877               57,298
    Foreign currency translation adjustment                                                         361                  973
    Unvested restricted stock awards                                                            (5,747)              (4,940)
    Total stockholders' equity                                                                1,277,810            1,164,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      2,572,866     $      2,520,381

CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data )
                                                                                 For the years ended December 31,
                                                                          2000                  1999                1998
                                                                                             (Restated)          (Restated)

Operating Revenues:
    Advertising                                                    $      1,346,477  $             1,198,306 $      1,093,333
    Circulation                                                             147,391                  153,742          163,861
    Licensing                                                                68,549                   63,755           62,260
    Affiliate fees                                                           58,370                   50,142           38,063
    Joint operating agency distributions                                     47,412                   50,511           48,278
    Other                                                                    51,160                   54,836           58,833
    Total operating revenues                                              1,719,359                1,571,292        1,464,628

Operating Expenses:
    Employee compensation and benefits                                      516,707                  492,162          454,486
    Newsprint and ink                                                       156,369                  143,183          147,916
    Amortization of purchased programming                                   121,044                   98,810           82,246
    Other operating expenses                                                470,985                  437,932          399,938
    Depreciation                                                             69,057                   65,300           63,722
    Amortization of intangible assets                                        40,108                   38,551           40,123
    Total operating expenses                                              1,374,270                1,275,938        1,188,431

Operating Income                                                            345,089                  295,354          276,197

Other Credits (Charges):
    Interest expense                                                       (51,934)                 (45,219)         (47,108)
    Investment results, net of expenses                                    (24,834)                      544
    Net gains on divested operations                                          6,196
    Miscellaneous, net                                                        1,485                    3,505              226
    Net other credits (charges)                                            (69,087)                 (41,170)         (46,882)

Income Before Taxes and Minority Interests                                  276,002                  254,184          229,315
Provision for Income Taxes                                                  108,090                  103,612           93,130
Income Before Minority Interests                                            167,912                  150,572          136,185
Minority Interests                                                            4,459                    4,450            4,873

Net Income                                                         $        163,453  $               146,122 $        131,312


Net Income per Share of Common Stock:
    Basic                                                                     $2.09                    $1.87            $1.65
    Diluted                                                                   $2.06                    $1.85            $1.62

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except share data )
                                                                              For the years ended December 31,
                                                                          2000                  1999                1998
                                                                                             (Restated)          (Restated)

Cash Flows from Operating Activities:
Net income                                                         $        163,453  $               146,122 $        131,312
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                         109,165                  103,851          103,845
      Deferred income taxes                                                 (3,119)                   14,333           10,323
      Minority interests in income of subsidiary companies                    4,459                    4,450            4,873
      Net investment results and loss (gain) on divestitures                 17,732                  (1,554)
      Network distribution fee amortization greater (less) than payments      9,831                  (4,931)          (6,610)
      Program cost amortization greater (less) than payments               (44,049)                 (51,810)         (17,431)
      Other changes in certain working capital accounts, net               (18,773)                 (29,130)            9,579
      Miscellaneous, net                                                     17,044                   12,184            3,282
Net operating activities                                                    255,743                  193,515          239,173

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                 (74,577)                 (79,826)         (66,969)
Purchase of subsidiary companies and long-term investments                (139,056)                 (69,515)         (28,774)
Change in short-term investments, net                                                                 20,551         (17,446)
Sale of subsidiary companies and long-term investments                       50,940                    9,344           32,389
Miscellaneous, net                                                           10,789                    2,602          (4,758)
Net investing activities                                                  (151,904)                (116,844)         (85,558)

Cash Flows from Financing Activities:
Increase in long-term debt                                                      737                    4,340
Payments on long-term debt                                                 (54,695)                  (5,596)          (3,800)
Dividends paid                                                             (43,924)                 (43,816)         (43,228)
Dividends paid to minority interests                                        (3,278)                  (3,278)          (3,343)
Repurchase Class A Common shares                                            (4,571)                 (34,951)        (108,421)
Miscellaneous, net (primarily exercise of employee stock options)             5,548                    1,667            6,180
Net financing activities                                                  (100,183)                 (81,634)        (152,612)

Increase (Decrease) in Cash and Cash Equivalents                              3,656                  (4,963)            1,003

Cash and Cash Equivalents:
Beginning of year                                                            10,456                   15,419           14,416
End of year                                                        $         14,112  $                10,456 $         15,419

Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                    $         51,434  $                45,162 $         46,300
   Income taxes paid                                                        110,065                   89,117           76,237
   Destin newspaper traded for Fort Pierce newspaper (see Note 2)             3,857

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

As of December 31, 1997 as reported                   $      806 $    259,739 $   782,329 $     11,690 $   (5,602) $   1,048,962
Change in accounting principle (see Note 1)                                           890                                    890
Restated balances at December 31, 1997                       806      259,739     783,219       11,690     (5,602)     1,049,852
Comprehensive income
     Net income                                                                   131,312                                131,312
     Unrealized gains, net of tax of $15,080                                                    28,006                    28,006
     Reclassification adjustment for losses (gains)
             in income, net of tax of ($268)                                                     (499)                     (499)
     Increase in unrealized gains                                                               27,507                    27,507
     Foreign currency translation adjustments                                                      288                       288
     Total                                                                        131,312       27,795                   159,107
Dividends:  declared and paid - $.54 per share                                   (43,228)                               (43,228)
Convert 114,798 Voting Shares to Class A shares
Repurchase 2,402,100 Class A Common shares                  (24)    (108,397)                                          (108,421)
Compensation plans, net:  345,053 shares issued;
    1,500 shares forfeited; 27,441 shares repurchased          3        6,536                                1,871         8,410
Tax benefits of compensation plans                                      4,000                                              4,000
As of December 31, 1998                                      785      161,878     871,303       39,485     (3,731)     1,069,720
Comprehensive income:
     Net income                                                                   146,122                                146,122
     Unrealized gains, net of tax of $9,393                                                     17,358                    17,358
     Reclassification adjustment for losses (gains)
            in income, net of tax of $558                                                        1,036                     1,036
     Increase in unrealized gains                                                               18,394                    18,394
     Foreign currency translation adjustments                                                      392                       392
     Total                                                                        146,122       18,786                   164,908
Dividends:  declared and paid - $.56 per share                                   (43,816)                               (43,816)
Convert 2,000 Voting Shares to Class A shares
Repurchase 784,793 Class A Common shares                     (8)     (34,943)                                           (34,951)
Compensation plans, net:  430,896 shares issued;
    200 shares forfeited; 47,421 shares repurchased            4        5,984                              (1,209)         4,779
Tax benefits of compensation plans                                      3,812                                              3,812
As of December 31, 1999                                      781      136,731     973,609       58,271     (4,940)     1,164,452
Comprehensive income:
     Net income                                                                   163,453                                163,453
     Unrealized gains (losses), net of tax of ($17,973)                                       (32,819)                  (32,819)
     Reclassification adjustment for losses (gains)
            in income, net of tax of $4,233                                                      7,398                     7,398
     Increase (decrease) in unrealized gains                                                  (25,421)                  (25,421)
     Foreign currency translation adjustments                                                    (612)                     (612)
     Total                                                                        163,453     (26,033)                   137,420
Dividends:  declared and paid - $.56 per share                                   (43,924)                               (43,924)
Convert 120,000 Voting Shares to Class A shares
Repurchase 80,500 Class A Common shares                      (1)      (4,570)                                            (4,571)
Compensation plans, net:  742,915 shares issued;
   15,445 shares forfeited; 50,591 shares repurchased          7       20,275                                (807)        19,475
Tax benefits of compensation plans                                      4,958                                              4,958

As of December 31, 2000                               $      787 $    157,394 $ 1,093,138 $     32,238 $   (5,747) $   1,277,810

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E. W. Scripps Company ("Company") operates in three reportable segments: Newspapers, Scripps Networks and Broadcast Television.

Newspapers include 21 daily newspapers in the U.S., and primarily derive revenue from the sale of advertising space to local and national advertisers and from the sale of the newspapers to readers.

Scripps Networks includes three national television networks that are distributed by cable and satellite television systems: Home & Garden Television ("HGTV"), Food Network and Do It Yourself ("DIY"), and the Company's 12% interest in FOX Sports South, a regional television network. The Company owned 64% of Food Network on December 31, 2000. The Company expects to launch Fine Living, its fourth national network, in the fourth quarter of 2001. Revenues are primarily derived from the sale of advertising time and from affiliate fees paid by distributors.

Broadcast Television includes ten stations, nine of which are affiliated with national broadcast networks. Broadcast Television derives revenue from the sale of advertising time to local and national advertisers and receives compensation for broadcasting network programming.

The relative importance of each line of business is indicated in the segment information presented in Note 12. Licensing and other media aggregates the Company's operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company's financial statements include estimates for such items as income taxes payable and self-insured risks. The Company self insures for employees' medical and disability income benefits, workers' compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $19,300,000 at December 31, 2000. Management does not believe it is likely that its estimates for such items will change materially in the near term.

In the first quarter of 1999 the Company increased the estimated useful lives of network distribution fees to the greater of five years or the remaining terms of the distribution contracts. Because of the previous uncertainty regarding the conditions under which the distribution contracts would be renewed, such fees had been amortized over the terms of the contracts. The Company has committed to pay certain cable television system operators additional distribution fees to carry the networks on systems not included in the original distribution contracts. Management believes the expanded distribution of the networks will increase affiliate fee and advertising revenue beyond the remaining terms of the original distribution contracts. The change in the estimated amortization period was made to better match revenue and expense. Also in the first quarter of 1999 the Company increased the estimated useful lives of certain newspaper presses from 20 years to 30 years. The changes in estimated useful lives of the network distribution fees and newspaper presses were made prospectively. The effect of these changes was to increase 1999 operating income $11,900,000 and net income $7,500,000 ($.09 per share).

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

Investments - The Company records its investments at fair value, except for securities accounted for under the equity method or that do not trade in a public market. All investments recorded at fair value have been classified as available for sale. The fair value of available-for-sale investments is determined by quoted market prices. The cost basis of available for sale securities is adjusted when a decline in market value is determined to be other than temporary, with the resulting adjustment charged against net income. The difference between adjusted cost basis and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of stockholders' equity. Investments in private companies are recorded at cost, net of impairment write-downs, because no readily determinable market price is available.

Investments in 20%- to 50%-controlled companies and in all joint ventures are accounted for using the equity method.

The cost of securities sold is determined by specific identification.

Newspaper Joint Operating Agencies - A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to its enactment and the formation, under certain circumstances, of new JOAs between newspapers.

The Company is a partner in newspaper joint operating agencies ("JOAs") in four markets. The JOA between the Company's Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post was approved by the U.S. Attorney General in January 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency L.L.C., which is 50%-owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity. In addition, the Company paid $60,000,000 to MediaNews Group Inc. The JOA commenced operations on January 22, 2001.

The Company will receive a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets. The Company includes its portion of JOA operating profits in operating revenues, and includes its residual interest in the net assets of the Denver and Albuquerque JOAs in Investments in the Consolidated Balance Sheets. The Company does not include any assets or liabilities related to its other JOAs in its Consolidated Balance Sheets because the Company has no residual interest in the net assets of those JOAs.

A JOA in Evansville, Indiana, which was managed by the Company, expired in 1998 and was not renewed. The Company included the full amounts of this JOA's revenues and expenses in the consolidated financial statements. Distributions of JOA operating profits to the other partner were included in other operating expenses. The Company continues to operate its newspaper in Evansville.

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is computed using the first in, first out ("FIFO") method.

Effective July 1, 2000, the Company began accounting for newsprint inventories by the first in, first out ("FIFO") method. Newsprint inventories were previously valued using the last in, first out ("LIFO") method. The Company typically maintains a 30-day supply of newsprint and FIFO more accurately reflects the current value of the Company's newsprint inventory. Financial statements for all prior periods have been restated to apply the new method retroactively. Retained earnings at December 31, 1997, were increased $890,000.

The effect of the accounting change on net income as previously reported for the years ended December 31 was as follows:

( in thousands )
                                                                                                       For the years ended
                                                                                                          December 31,
                                                                                                      1999          1998

Net income as previously reported                                                                $    146,933  $    131,214
Change in accounting for newsprint inventories                                                          (811)            98
Net income as adjusted                                                                           $    146,122  $    131,312

Net income per share of common stock - basic:
   As previously reported                                                                               $1.89         $1.65
   As adjusted                                                                                          $1.87         $1.65

Net income per share of common stock - diluted:
   As previously reported                                                                               $1.86         $1.62
   As adjusted                                                                                          $1.85         $1.62


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

Cash equivalent and Short-term Investments - Cash equivalents represent debt instruments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash equivalent and short-term investments are carried at cost plus accrued income, which approximates fair value.

Risk Management Contracts - The Company does not hold derivative financial instruments for trading or speculative purposes, and does not hold leveraged contracts. The impact of risk management activities on the Company's financial position, its results of operations, and its cash flows is immaterial.

The Company has used foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. Such contracts reduce the risk of changes in the exchange rate for Japanese yen on the Company's anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. They are recorded at fair value in the Consolidated Balance Sheets and gains or losses are recognized in income as changes occur in the exchange rate for the Japanese yen. The Company held no foreign currency derivative financial instruments at December 31, 2000, or at December 31, 1999.

The Company has used off-balance-sheet financial instruments, such as forward contracts, to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. Gains or losses on such contracts are deferred and charged to newsprint and ink expense as the newsprint is consumed. The Company held no derivative financial instruments associated with newsprint at December 31, 2000, or at December 31, 1999.

The Company has also used put options and zero-cost collars to hedge the proceeds from the expected sale of certain investments. These contracts are recorded at fair value in the Consolidated Balance Sheets. Gains or losses are recognized in net income or in other comprehensive income depending upon the treatment of changes in the unrealized gain or loss on the underlying investment. Several of the Company's investments include embedded puts or other derivative financial instruments. These instruments are currently accounted for at cost with the underlying investment.

The Company adopted FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001. The standard establishes accounting and reporting standards for derivative financial instruments and hedging activities. The standard requires the recognition of all derivative financial instruments on the balance sheet as either assets or liabilities and measurement at fair value. The accounting for changes in the value of a derivative financial instrument depends upon its intended use, and if designated as a hedge, its effectiveness in hedging the identified risk. Adoption of the standard did not have a material effect on the Company's financial statements.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
                                                                                       For the years ended December 31,
                                                                              2000                     1999             1998

Basic weighted-average shares outstanding                                    78,170                   77,936           79,715

Effect of dilutive securities:
     Unvested restricted stock held by employees                                165                      179              197
     Stock options held by employees                                            826                      836            1,009

Diluted weighted-average shares outstanding                                  79,161                   78,951           80,921



Reclassifications - For comparative purposes, certain 1999 and 1998 amounts have been reclassified to conform to 2000 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

2000 - The Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash; the daily newspaper in Henderson, Kentucky; the weekly newspaper in Marco Island, Florida; and television station KMCI in Lawrence, Kansas.

1999 - The Company acquired the 70% of Colorado Real Estate On-line, a provider of real estate listings on the Internet, that it did not already own and an additional 6.86% interest in the Food Network.

1998 - The Company acquired independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; New Orleans, Louisiana; and North Palm Beach, Florida.

The following table presents additional information about the acquisitions:

( in thousands )
                                                                                          For the years ended December 31,
                                                                                        2000          1999          1998

Goodwill and other intangible assets acquired                                      $     73,305  $     20,571  $     12,553
Other assets acquired (primarily property and equipment)                                 14,495            85         4,154
Total                                                                                    87,800        20,656        16,707
Fair value of Destin newspaper                                                          (3,857)
Liabilities assumed                                                                     (1,876)       (1,902)       (2,448)

Cash paid                                                                          $     82,067  $     18,754  $     14,259

The acquisitions have been accounted for as purchases. The allocations of the purchase prices are based on preliminary appraised values of the assets acquired and liabilities assumed, and are therefore subject to change. Operating results are included in the Consolidated Statements of Income from the dates of acquisitions, with the exception of KMCI whose results were included while the Company operated the station under a contract with the previous owner. Pro forma results are not presented because the combined results of operations would not be significantly different than the reported amounts.

Divestitures

2000 - The Company sold its independent telephone directories, and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. The sales and trade resulted in year-to-date net gains of $6,196,000, $4,000,000 after-tax
       ($.05 per share).

1998 - The Company sold Scripps Howard Productions, its program television production operation based in Los Angeles, and the Dallas Community newspapers, including the Plano daily newspaper. No material gain or loss was realized on either divestiture as proceeds approximated the book value of the net assets sold.

Included in the consolidated financial statements were the following results of divested operating units (excluding gains on sales):

( in thousands, except per share data )
                                                                                        For the years ended December 31,
                                                                                        2000          1999          1998

Operating revenues                                                                 $     10,500  $     23,042  $     24,877
Operating income (loss)                                                                   (275)           195         (385)

3.  UNUSUAL CREDITS AND CHARGES

2000 - In addition to the gains on divested operations described in
       Note 2, the Company's reported results of operations were affected by the following items:

       Recognized net investment losses totaling $19,400,000. Accrued incentive compensation for Scripps Ventures I's portfolio managers was increased $4,500,000, to $11,500,000 in conjunction with the $29,900,000 increase in the net gain on Scripps Ventures I's portfolio, to $76,900,000. Net investment results reduced net income $15,800,000 ($.20 per share).

       $9,500,000 of expenses associated with preparations for the anticipated joint newspaper operations in Denver. Net income was reduced $6,200,000 ($.08 per share).

       Reduction of the estimated liability for prior year income taxes and a reduction in the estimate of unrealizable state net operating loss carryforwards (see Note 4). Net income was increased $7,200,000
       ($.09 per share).

The combined effect of the above items was to reduce 2000 net income $10,900,000 ($.14 per share).

1999 - The Company's reported results of operations were affected by the following items:

       Recognized net investment gains totaling $8,600,000. Accrued incentive compensation for Scripps Ventures I's portfolio managers was increased $7,000,000 in conjunction with the increase in the net gain on Scripps Ventures I's portfolio to $47,000,000. Net investment results increased net income $400,000 ($.00 per share).

       A $1,100,000 accrual for "make goods" to Home & Garden Television ("HGTV") advertisers and $800,000 of costs incurred to move the Food Network's operations to a different location in Manhattan. Net income was reduced $1,200,000 ($.02 per share).

       Severance payments totaling $1,200,000 to certain television station employees, reducing net income $700,000 ($.01 per share).

The combined effect of the above items was to reduce 1999 net income $1,600,000 ($.02 per share).

1998 - The Company's reported results of operations were affected by the
       $1,100,000 related to the "make goods" to HGTV advertisers referred
       to above.   Net income was increased $700,000 ($.01 per share).

4.  INCOME TAXES

The Company's 1992 through 1995 consolidated federal income tax returns are currently under examination by the IRS. In 2000 the Company reduced its liability for prior year income taxes by $4,200,000. Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities (assets) were as follows:

( in thousands )
                                                                                                   As of December 31,
                                                                                              2000                 1999

Accelerated depreciation and amortization                                              $        146,295     $        131,305
Investments, primarily gains and losses not yet recognized for tax                               12,266               34,836
Accrued expenses not deductible until paid                                                     (10,575)             (11,567)
Deferred compensation and retiree benefits not deductible until paid                           (31,682)             (27,201)
Other temporary differences, net                                                               (11,217)              (8,433)

Total                                                                                           105,087              118,940
State net operating loss carryforwards                                                         (12,128)             (10,386)
Valuation allowance for state deferred tax assets                                                 6,552                7,715

Net deferred tax liability                                                             $         99,511     $        116,269

The Company's state net operating loss carryforwards expire from 2003 through 2015. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance. Based upon expected taxable income of subsidiary companies with state net operating loss carryforwards during the carryforward periods, the Company reduced its valuation allowance by $3,000,000 in 2000.

The provision for income taxes consisted of the following:

( in thousands )
                                                                                For the years ended December 31,
                                                                          2000                  1999                1998

Current:
     Federal                                                       $         82,514  $                67,247 $         62,730
     State and local                                                         18,361                   13,588           12,028
     Foreign                                                                  5,376                    4,485            3,878

Total current                                                               106,251                   85,320           78,636

Deferred:
     Federal                                                               (13,340)                   22,111           23,590
     Other                                                                  (3,519)                    2,144            1,545

Total deferred                                                             (16,859)                   24,255           25,135

Total income taxes                                                           89,392                  109,575          103,771
Income taxes allocated to stockholders' equity                               18,698                  (5,963)         (10,641)

Provision for income taxes                                         $        108,090  $               103,612 $         93,130


The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:


                                                                               For the years ended December 31,
                                                                          2000                  1999                1998

Statutory rate                                                                35.0 %                   35.0 %            35.0 %
Effect of:
     State and local income taxes                                               3.5                      4.0              3.8
     Adjustment of liability for prior year income taxes                      (1.5)
     Amortization of nondeductible goodwill                                     1.4                      1.4              1.6
     Miscellaneous                                                              0.8                      0.4              0.2

Effective income tax rate                                                     39.2 %                   40.8 %            40.6 %

5. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )
                                                                                                 As of December 31,
                                                                                              2000                 1999

Variable rate credit facilities, including commercial paper                            $        512,788     $        565,689
$100 million, 6.625% note, due in 2007                                                           99,901               99,887
$100 million, 6.375% note, due in 2002                                                           99,964               99,944
Other notes                                                                                       1,956                3,927

Total long-term debt                                                                            714,609              769,447
Current portion of long-term debt                                                               212,828              267,600

Long-term debt (less current portion)                                                  $        501,781     $        501,847


Fair value of long-term debt *                                                         $        711,300     $        761,300


    * Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.


The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2001, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities at December 31 was 6.6% in 2000 and 6.0% in 1999.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Interest costs capitalized were $200,000 in 2000, $400,000 in 1999, and $300,000 in 1998.

6.  INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )
                                                                                                 As of December 31,
                                                                                              2000                 1999

Securities available for sale (at market value):
     Time Warner common stock (1,344,000 shares)                                       $         70,239     $         97,227
     Centra Software (1,792,500 common shares)                                                    6,946
     garden.com Inc. (2,414,000 common shares and 276,000 warrants)                                                   22,636
     iVillage Inc. (41,000 common shares at December 31, 2000
          and 270,000 common shares at December 31, 1999)                                            40                5,897
     Other                                                                                        3,929                9,177

Total available-for-sale securities                                                              81,154              134,937
FOX SportSouth and other joint ventures                                                           9,502                7,282
Other (primarily securities that do not trade in a public market, at adjusted cost)              87,266               68,089

Total investments                                                                      $        177,922     $        210,308

Unrealized gains on securities available for sale                                      $         49,047     $         88,214


Investments available for sale represent securities in publicly traded companies, which are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. In the first quarter of 2000 Centra Software completed an initial public offering of its common stock. This investment had previously been included in the "other" category.

The values of several of the Company's investments in available-for-sale securities declined below historical cost in 2000. Investment results (see
Note 3) include a total of $13,000,000 in write-downs to market value for such investments. During 2000 the Company received $5,000,000 upon delivery of 229,000 iVillage shares under the provisions of a zero-cost collar.

Securities of private companies do not trade in public markets, so they do not have readily determinable fair values. However, if fair value is assumed to be the price from the most recent round of financing or, for some securities, less based on management's judgment of the circumstances, then the total estimated value of these investments was $163,000,000 on December 31, 2000, and $95,800,000 on December 31, 1999. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $54,000,000. The managers' compensation includes a share of that portfolio's cumulative net gain (realized and unrealized) through December 2002 if a specified minimum return is achieved. Based on the portfolio's cumulative net gain of $76,900,000 through December 31, 2000, the incentive compensation accrual was $11,500,000. The incentive compensation accrual will change as the net gain changes through December 2002. Scripps Ventures II is authorized to invest up to $100,000,000, of which $38,200,000 was invested as of December 31, 2000. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
                                                                                                  As of December 31,
                                                                                              2000                 1999

Land and improvements                                                                  $         47,395     $         44,382
Buildings and improvements                                                                      255,320              240,513
Equipment                                                                                       685,314              669,302

Total                                                                                           988,029              954,197
Accumulated depreciation                                                                        485,988              468,601

Net property, plant and equipment                                                      $        502,041     $        485,596


8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets arising from business acquisitions consisted of the following:

( in thousands )
                                                                                                   As of December 31,
                                                                                              2000                 1999

Goodwill                                                                               $      1,248,095     $      1,211,462
Customer lists                                                                                  153,660              145,358
Cable and direct broadcast satellite network affiliation contracts                               20,669               20,554
Licenses and copyrights                                                                          43,469               28,221
Other                                                                                            28,174               29,233

Total                                                                                         1,494,067            1,434,828
Accumulated amortization                                                                        284,935              247,554

Net goodwill and other intangible assets                                               $      1,209,132     $      1,187,274

9.  OTHER LONG-TERM OBLIGATIONS AND MINORITY INTERESTS

Other long-term obligations and minority interests consisted of the following:

( in thousands )
                                                                                                   As of December 31,
                                                                                              2000                 1999

Program rights payable                                                                 $         50,928     $         50,870
Employee compensation and benefits                                                               96,952               91,725
Network distribution fees                                                                        55,235               50,951
Minority interests                                                                               13,274               12,094
Other                                                                                            16,054               21,746

Total other long-term obligations and minority interests                                        232,443              227,386
Current portion of other long-term obligations                                                  102,076               94,684

Other long-term obligations and minority interests (less current portion)              $        130,367     $        132,702


10.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )
                                                                                For the years ended December 31,
                                                                          2000                  1999                1998
Other changes in certain working capital accounts, net:
     Accounts receivable                                           $       (24,238)  $              (53,847) $        (5,701)
     Accounts payable                                                       (2,120)                   13,374            4,139
     Accrued income taxes                                                       586                      503            2,250
     Other accrued liabilities                                                8,024                    3,356            6,413
     Other, net                                                             (1,025)                    7,484            2,478

     Total                                                         $       (18,773)  $              (29,130) $          9,579

11.  EMPLOYEE BENEFIT PLANS

Retirement plans expense consisted of the following:

( in thousands )
                                                                                For the years ended December 31,
                                                                          2000                  1999                1998

Service cost                                                       $         13,857  $                14,078 $         11,718
Interest cost                                                                19,198                   17,012           14,757
Actual (return) loss on plan assets, net of expenses                            799                 (50,022)         (35,773)
Net amortization and deferral                                              (29,654)                   27,120           17,098

Total for defined benefit plans                                               4,200                    8,188            7,800
Multi-employer plans                                                          1,248                    1,162            1,051
Defined contribution plans                                                    6,208                    5,698            5,370

Total                                                              $         11,656  $                15,048 $         14,221


The following table presents information about the Company's employee benefit plan assets and obligations:

( in thousands )
                                                                                For the years ended December 31,
                                                                          2000                  1999                1998

Change in benefit obligation
Benefit obligation at beginning of year                            $        268,810  $               269,493 $        236,260
Service cost                                                                 13,857                   14,078           11,718
Interest cost                                                                19,198                   17,012           14,757
Actuarial losses (gains)                                                   (10,288)                 (15,549)           21,708
Benefits paid                                                              (16,606)                 (16,224)         (14,950)
Benefit obligation at end of year                                           274,971                  268,810          269,493

Change in plan assets
Fair value at beginning of year                                             302,934                  268,386          246,811
Actual return (loss) on plan assets                                           (799)                   50,022           35,773
Company contributions                                                           809                      750              752
Benefits paid                                                              (16,606)                 (16,224)         (14,950)
Fair value at end of year                                                   286,338                  302,934          268,386

Plan assets greater than (less than) projected benefits                      11,367                   34,124          (1,107)
Unrecognized net loss (gain)                                               (38,904)                 (57,774)         (14,732)
Unrecognized prior service cost                                               2,629                    3,547            4,620
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                           (2,012)                  (3,434)          (4,881)

Net pension asset (liability) recognized in the balance sheet      $       (26,920)  $              (23,537) $       (16,100)

Assumptions used in the accounting for the defined benefit plans were as follows:



                                                                          2000                  1999                1998

Discount rate for determining annual expense                                   7.5%                     6.5%             6.5%
Discount rate for determining year-end obligation                              8.0%                     7.5%             6.5%
Assumed long-term rate of return on plan assets                                9.5%                     8.5%             7.5%
Assumed rate of increase in compensation levels                                5.0%                     4.0%             3.0%


Management believes the discount rate plus two percentage points is the best estimate of the long-term return on plan assets at any point in time, and the discount rate minus two and one-half percentage points is the best estimate of the long-term increase in compensation levels. Therefore, when the discount rate changes, management's expectation for the future long-term rate of return on plan assets and increase in compensation levels changes in tandem. For 2001 the assumed return on plan assets is 10% and the assumed rate of increase in compensation levels is 5.5%.

Plan assets consist of marketable equity and fixed-income securities.


12.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. The Company primarily evaluates the operating performance of its segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA"), excluding divested operating units, unusual items and all credits and charges classified as non-operating in the Consolidated Statements of Income. No single customer provides more than 10% of the Company's revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Total international revenues were less than $50,000,000. Licensing of comic characters in Japan provides more than 50% of the Company's international revenues.

Information regarding the Company's business segments is presented on the following page.

( in thousands )
                                                                                  For the years ended December 31,
                                                                          2000                  1999                1998

OPERATING REVENUES
Newspapers                                                         $        955,100  $               914,403 $        871,573
Scripps Networks                                                            313,739                  230,015          147,541
Broadcast Television                                                        343,125                  312,362          330,714
Licensing and other media                                                    96,895                   92,570           88,823
Total                                                                     1,708,859                1,549,350        1,438,651
Unusual item                                                                                         (1,100)            1,100
Divested operating units                                                     10,500                   23,042           24,877
Per consolidated financial statements                              $      1,719,359  $             1,571,292 $      1,464,628

EBITDA
Newspapers                                                         $        269,409  $               275,671 $        259,989
Scripps Networks                                                             68,770                   34,667            4,542
Broadcast Television                                                        129,018                   95,955          118,012
Licensing adn other media                                                    16,144                   12,640           11,964
Corporate                                                                  (19,825)                 (17,519)         (16,207)
Total                                                                       463,516                  401,414          378,300
Unusual items                                                               (9,523)                  (3,100)            1,100
Divested operating units                                                        261                      891              642
Per consolidated financial statements                              $        454,254  $               399,205 $        380,042

DEPRECIATION
Newspapers                                                         $         40,574  $                38,925 $         40,825
Scripps Networks                                                              7,063                    5,533            4,738
Broadcast Television                                                         19,277                   17,962           15,529
Licensing and other media                                                       814                    1,472              946
Corporate                                                                       972                    1,039            1,024
Total                                                                        68,700                   64,931           63,062
Divested operating units                                                        357                      369              660
Per consolidated financial statements                              $         69,057  $                65,300 $         63,722

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                         $         23,222  $                22,114 $         22,698
Scripps Networks                                                              7,236                    6,364            7,539
Broadcast Television                                                          9,471                    9,502            9,517
Licensing and other media                                                                                244                2
Total                                                                        39,929                   38,224           39,756
Divested operating units                                                        179                      327              367
Per consolidated financial statements                              $         40,108  $                38,551 $         40,123

OPERATING INCOME
Newspapers                                                         $        205,613  $               214,632 $        196,466
Scripps Networks                                                             54,471                   22,770          (7,735)
Broadcast Television                                                        100,270                   68,491           92,966
Licensing and other media                                                    15,330                   10,924           11,016
Corporate                                                                  (20,797)                 (18,558)         (17,231)
Total                                                                       354,887                  298,259          275,482
Unusual items                                                               (9,523)                  (3,100)            1,100
Divested operating units                                                      (275)                      195            (385)
Per consolidated financial statements                              $        345,089  $               295,354 $        276,197

( in thousands )
                                                                                For the years ended December 31,
                                                                          2000                  1999                1998

PAYMENTS (GREATER) LESS THAN PROGRAM AMORTIZATION
AND NETWORK DISTRIBUTION COSTS
Scripps Networks                                                   $       (35,678)  $              (57,770) $       (26,793)
Broadcast Television                                                          1,460                    1,029             (76)
Total                                                                      (34,218)                 (56,741)         (26,869)
Divested operating units                                                                                                2,828
Per consolidated financial statements                              $       (34,218)  $              (56,741) $       (24,041)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                         $         29,834  $                30,693 $         23,296
Scripps Networks                                                             12,236                   21,557            7,936
Broadcast Television                                                         31,280                   25,749           33,454
Licensing and other media                                                       586                      491            1,041
Corporate                                                                       548                      796              806
Total                                                                        74,484                   79,286           66,533
Divested operating units                                                         93                      540              436
Per consolidated financial statements                              $         74,577  $                79,826 $         66,969

BUSINESS ACQUISITIONS AND
     OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                         $         74,878  $                 4,005 $          3,570
Scripps Networks                                                             15,035                   39,899           17,431
Broadcast Television                                                         14,710                      130              218
Venture capital and other investments                                        53,615                   43,298           13,184
Total                                                                       158,238                   87,332           34,403
Divested operating units                                                                                 800           14,250
Per consolidated financial statements                              $        158,238  $                88,132 $         48,653

ASSETS
Newspapers                                                         $      1,274,189  $             1,226,749 $      1,245,465
Scripps Networks                                                            523,694                  462,287          340,852
Broadcast Television                                                        509,597                  500,068          509,285
Licensing and other media                                                    26,800                   28,318           30,195
Venture capital and other investments                                       170,156                  198,984          120,099
Corporate                                                                    60,379                   63,515           70,763
Total                                                                     2,564,815                2,479,921        2,316,659
Divested operating units                                                      8,051                   40,460           43,965
Total                                                              $      2,572,866  $             2,520,381 $      2,360,624


Other additions to long-lived assets include investments and network distribution fees. Corporate assets are primarily cash, cash equivalent and other short-term investments, and refundable and deferred income taxes.

13.  COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company's cable television systems were acquired by Comcast Corporation ("Comcast") in 1996. Pursuant to the terms of its agreement with Comcast, the Company remains liable for any losses resulting from certain lawsuits, certain other expenses and tax liabilities of its cable television systems attributable to periods prior to the transactions.

The Company purchased program rights totaling $189,000,000 in 2000, $131,000,000 in 1999, and $100,000,000 in 1998, the payments for which are generally made over the lives of the contracts. At December 31, 2000, the Company was committed to purchase approximately $120,000,000 of program rights that are not currently available for broadcast, substantially all of which is for programs not yet produced. If such programs are not produced the Company's commitments would expire without obligation.

Minimum payments on noncancelable leases at December 31, 2000, were: 2001, $12,900,000; 2002, $10,600,000; 2003, $9,400,000; 2004, $8,600,000; 2005,
$8,200,000 and later years, $20,700,000. Rental expense for cancelable and noncancelable leases was $19,300,000 in 2000, $16,300,000 in 1999, and
$15,000,000 in 1998.


14.  CAPITAL STOCK AND INCENTIVE PLANS

Capital Stock - The capital structure of the Company includes Common Voting Shares and Class A Common Shares. The articles provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors. In 1997 and 1998 the Board of Directors authorized the purchase of a total of 6,000,000 of the Company's Class A Common Shares. The Company repurchased 3,888,400 shares through
December 31, 2000.

Incentive Plans - The Company's Long-Term Incentive Plans (the "Plans") provide for the award of incentive and nonqualified stock options with 10-year terms, stock appreciation rights, performance units and restricted and unrestricted Class A Common Shares to key employees and non-employee directors. The Plans expire in 2007, except for options then outstanding. The number of shares authorized for issuance under the plans at December 31, 2000, was 10,913,000, of which approximately 3,275,000 had not been issued.

Stock Options - Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period. The following table presents information about stock options:

                                                                                             Weighted-            Range of
                                                                         Number               Average             Exercise
                                                                        of Shares          Exercise Price          Prices

Outstanding at December 31, 1997                                          2,825,525                   $21.00         $11 - 43
Granted in 1998                                                             634,450                    47.32          39 - 56
Exercised in 1998                                                         (274,239)                    16.02          11 - 39
Forfeited in 1998                                                          (31,316)                    35.04          35 - 39

Outstanding at December 31, 1998                                          3,154,420                    26.58          11 - 56
Granted in 1999                                                             792,200                    47.19          41 - 52
Exercised in 1999                                                         (295,104)                    16.80          11 - 47
Forfeited in 1999                                                          (24,749)                    45.76          35 - 54

Outstanding at December 31, 1999                                          3,626,767                    31.75          11 - 56
Granted in 2000                                                           1,025,550                    49.27          43 - 60
Exercised in 2000                                                         (401,380)                    21.38          11 - 50
Forfeited in 2000                                                           (1,500)                    49.00          49

Outstanding at December 31, 2000 (by year granted):
    1991                                                                     66,850                    11.95          11 - 12
    1992                                                                    126,300                    15.13          15 - 17
    1993                                                                    546,100                    17.92          16 - 21
    1994                                                                    523,900                    18.83          19 - 21
    1995                                                                      9,800                    20.01          20
    1996                                                                    127,300                    27.20          24 - 29
    1997                                                                    470,800                    35.26          35 - 43
    1998                                                                    598,682                    47.35          39 - 56
    1999                                                                    756,655                    47.19          42 - 52
    2000                                                                  1,023,050                    49.32          43 - 60

    Total options outstanding                                             4,249,437                   $36.98         $11 - 60

Exercisable at December 31:
    1998                                                                  2,204,089                   $19.41         $11 - 43
    1999                                                                  2,323,844                    23.85          11 - 56
    2000                                                                  2,601,809                    29.66          11 - 56


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

( in thousands, except per share data )
                                                                                For the years ended December 31,
                                                                          2000                  1999                1998

Pro forma net income                                               $        155,200  $               139,700 $        126,500
Pro forma net income per share of common stock:
     Basic                                                                    $1.99                    $1.79            $1.59
     Diluted                                                                   1.96                     1.77             1.56


Information related to the fair value of stock option grants is presented below:


                                                                                 For the years ended December 31,
                                                                              2000                    1999              1998

Weighted-average fair value of options granted                               $15.87                   $13.23           $14.33
Assumptions used to determine fair value:
     Dividend yield                                                            1.5%                     1.5%             1.5%
     Expected volatility                                                        24%                      23%              24%
     Risk-free rate of return                                                  6.5%                     5.0%             5.7%
     Expected life of options                                               7 years                  7 years          7 years


Restricted Stock - Awards of Class A Common Shares vest over an incentive period conditioned upon the individual's employment throughout that period. During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share. Compensation expense is determined based upon the fair value of the shares at the grant date. Information related to awards of Class A Common Shares is presented below:

( in thousands, except share data )
                                                                                 For the years ended December 31,
                                                                          2000                  1999                1998

Class A Common Shares:
     Shares awarded                                                         296,903                   85,400           20,500
     Weighted-average price of shares awarded                                $49.31                   $46.70           $51.22
     Shares forfeited                                                        15,445                      200            1,500
     Compensation expense recognized                               $          7,063  $                 2,779 $          2,863

15.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:


( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
2000                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    410,859 $     439,224 $    409,635 $    459,641 $   1,719,359

Operating expenses:
   Employee compensation and benefits                              127,292       129,314      129,672      130,429       516,707
   Newsprint and ink                                                37,192        38,646       38,228       42,303       156,369
   Amortization of purchased programming                            28,038        29,332       30,176       33,498       121,044
   Other operating expenses                                        117,272       119,774      109,920      124,019       470,985
   Depreciation and amortization                                    26,808        27,256       27,288       27,813       109,165

   Total operating expenses                                        336,602       344,322      335,284      358,062     1,374,270

Operating income                                                    74,257        94,902       74,351      101,579       345,089
Interest expense                                                  (12,636)      (13,481)     (13,393)     (12,424)      (51,934)
Investment results, net of expense                                 (9,062)       (1,449)          900     (15,223)      (24,834)
Net gains (losses) on divested operations                            6,269                       (73)                      6,196
Miscellaneous, net                                                     946            45        1,002        (508)         1,485
Income taxes                                                      (25,114)      (32,833)     (26,319)     (23,824)     (108,090)
Minority interests                                                 (1,056)       (1,063)      (1,040)      (1,300)       (4,459)

Net income                                                    $     33,604 $      46,121 $     35,428 $     48,300 $     163,453


Net income per share of common stock:
     Basic                                                           $ .43         $ .59        $ .45        $ .62        $ 2.09
     Diluted                                                         $ .43         $ .58        $ .45        $ .61        $ 2.06

Basic weighted-average shares outstanding                           77,977        78,115       78,186       78,336        78,170

Diluted weighted-average shares outstanding                         78,824        78,995       79,173       79,589        79,161

Cash dividends per share of common stock                             $ .14         $ .14        $ .14        $ .14         $ .56


  The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

( in thousands, except per share data )
                                                                    1st          2nd           3rd          4th
1999                                                              Quarter      Quarter       Quarter      Quarter       Total

Operating revenues                                            $    376,260 $     391,285 $    372,932 $    430,815 $   1,571,292

Operating expenses:
   Employee compensation and benefits                              117,980       123,031      123,647      127,504       492,162
   Newsprint and ink                                                38,045        34,969       32,827       37,342       143,183
   Amortization of purchased programming                            23,587        22,160       25,264       27,799        98,810
   Other operating expenses                                        105,664       101,771      109,146      121,351       437,932
   Depreciation and amortization                                    25,989        23,767       26,683       27,412       103,851

   Total operating expenses                                        311,265       305,698      317,567      341,408     1,275,938

Operating income                                                    64,995        85,587       55,365       89,407       295,354
Interest expense                                                  (11,073)      (11,026)     (11,279)     (11,841)      (45,219)
Investment results, net of expenses                                   (66)           581      (1,169)        1,198           544
Miscellaneous, net                                                   1,368         1,071          955          111         3,505
Income taxes                                                      (22,659)      (31,306)     (17,933)     (31,714)     (103,612)
Minority interests                                                 (1,033)       (1,113)      (1,077)      (1,227)       (4,450)

Net income                                                    $     31,532 $      43,794 $     24,862 $     45,934 $     146,122


Net income per share of common stock:
     Basic                                                           $ .40         $ .56        $ .32        $ .59        $ 1.87
     Diluted                                                         $ .40         $ .55        $ .32        $ .58        $ 1.85

Basic weighted-average shares outstanding                           78,096        77,937       77,874       77,836        77,936

Diluted weighted-average shares outstanding                         79,126        78,950       78,925       78,801        78,951

Cash dividends per share of common stock                             $ .14         $ .14        $ .14        $ .14         $ .56


  The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies ("Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and comprehensive income and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements in 2000 the Company changed its method of accounting for inventory from last-in, first-out to first-in, first-out and, retroactively, restated the 1999 and 1998 financial statements for the change.







DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 23, 2001

                            THE E. W. SCRIPPS COMPANY

               Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts                                 S-2

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998                                                                 SCHEDULE II
( in thousands )
                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D       COLUMN E          COLUMN F

                                                                                                   INCREASE
                                                                       ADDITIONS   DEDUCTIONS     (DECREASE)
                                                          BALANCE     CHARGED TO     AMOUNTS       RECORDED           BALANCE
                                                         BEGINNING     COSTS AND     CHARGED     ACQUISITIONS         END OF
                   CLASSIFICATION                        OF PERIOD     EXPENSES      OFF-NET    (DIVESTITURES)        PERIOD

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful
    accounts receivable                               $      11,266 $     14,648 $     11,345 $          (678)  $         13,891

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful
    accounts receivable                               $       7,689 $     10,754 $      7,177                   $         11,266


YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful
    accounts receivable                               $       6,410 $      7,634 $      6,470 $            115  $          7,689

                  THE E. W. SCRIPPS COMPANY

                      Index to Exhibits



Exhibit                                                                                                                  Exhibit No.
Number                                                Description of Item                                        Page   Incorporated
 3.01   Articles of Incorporation                                                                                 (5)        3.01
 3.02   Code of Regulations                                                                                       (5)        3.02
 4.01   Class A Common Share Certificate                                                                          (2)         4
 4.02A  Form of Indenture:  6.375% notes due in 2002                                                              (3)        4.1
 4.02B  Form of Indenture:  6.625% notes due in 2007                                                              (3)        4.1
 4.03A  Form of Debt Securities:  6.375% notes due in 2002                                                        (3)        4.2
 4.03B  Form of Debt Securities:  6.625% notes due in 2007                                                        (3)        4.2
 10.01  Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
            Journal Publishing Company, New Mexico State Tribune Company and
            Albuquerque Publishing Company, as amended                                                            (1)       10.01
 10.02  Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
            Birmingham News Company and Birmingham Post Company                                                   (1)       10.02
 10.03  Joint Operating Agreement, dated September 23, 1977, between the
            Cincinnati Enquirer, Inc. and the Company, as amended                                                 (1)       10.03
 10.04  Joint Operating Agreement Among The Denver Post Corporation, Eastern
             Colorado Production Facilities, Inc., Denver Post Production Facilities LLC
             and The Denver Publishing Company dated as May 11, 2000, as amended                                  E-6
 10.06  Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            Number Seven and Jefferson Building Partnership                                                       (1)       10.08A
10.06A  Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
            New Mexico State Tribune Company, Number Seven and Jefferson Building
            Partnership                                                                                           (1)       10.08B
 10.07  Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
            Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
            Trust, as amended                                                                                     (1)       10.11
 10.40  5-Year Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                   (3)        10.1
 10.41  364-Day Competitive Advance and Revolving Credit Agreement, dated as of
            September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
            Documentation Agent                                                                                   (3)        10.2
 10.53  1987 Long-Term Incentive Plan                                                                             (1)       10.36
 10.54  Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
            as amended                                                                                            (1)       10.39A
10.54A  Assignment, Assumption, and Release Agreement, dated December 31, 1987,
            between the Company, Scripps Howard, Inc. and Charles E. Scripps                                      (1)       10.39B
10.54B  Amendment, dated June 21, 1988 to December 24, 1959 Agreement between
            the Company and Charles E. Scripps                                                                    (1)       10.39C
 10.55  Board Representation Agreement, dated March 14, 1986, between
            The Edward W. Scripps Trust and John P. Scripps                                                       (1)       10.44
 10.56  Shareholder Agreement, dated March 14, 1986, between the Company and the
            Shareholders of John P. Scripps Newspapers                                                            (1)       10.45
 10.57  Scripps Family Agreement dated October 15, 1992                                                           (4)         1
 10.58  1997 Long-Term Incentive Plan                                                                             (6)         4B
 10.59  Non-Employee Directors' Stock Option Plan                                                                 (6)         4A
 10.60  1997 Deferred Compensation and Phantom Stock Plan for Senior Officers
            and Selected Executives                                                                               (7)         4A
 10.61  1997 Deferred Compensation and Stock Plan for Directors                                                   (8)       10.61

Exhibit                                                                                                                 Exhibit No.
Number                                                Description of Item                                        Page   Incorporated
 10.62  Employment Agreement, dated July 20, 1999, between the Company
             and Kenneth W. Lowe                                                                                  E-7
  12    Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended
             December 31, 2000                                                                                    E-3
  21    Subsidiaries of the Company                                                                               E-4
  23    Independent Auditors' Consent                                                                             E-5


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