Form 10-Q
period 2001-03-31
SCRIPPS E W CO /DE
filed 2001-05-10
CIK 832428

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                      FORM 10-Q

	  (X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2001 there were 60,101,803 of the Registrant's Class A Common Shares outstanding and 19,096,913 of the Registrant's Common Voting Shares outstanding.

         INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001



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


	                           THE E. W. SCRIPPS COMPANY



Dated:	May 10, 2001         BY:  D. J. Castellini

                                      D. J. Castellini
                                      Senior Vice President and
                                      Chief Financial Officer

                   THE E. W. SCRIPPS COMPANY


                 Index to Financial Information

	Item                                            Page

Consolidated Balance Sheets                              F-2
Consolidated Statements of Income                        F-4
Consolidated Statements of Cash Flows                    F-5
Consolidated Statements of Comprehensive Income and
   Stockholders' Equity                                  F-6
Notes to Consolidated Financial Statements               F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations
Forward Looking Statements                               F-15
Results of Operations                                    F-15
Newspapers                                               F-18
Scripps Networks                                         F-19
Broadcast Television                                     F-20
Liquidity and Capital Resources                          F-21
Market Risk                                              F-22

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                  As of
                                                                           March 31,           December 31,          March 31,
                                                                              2001                 2000                 2000
                                                                         ( Unaudited )                             ( Unaudited )
ASSETS
Current Assets:
     Cash and cash equivalents                                       $             13,840 $             14,112 $             19,670
     Accounts and notes receivable (less
         allowances -$12,794, $13,891, $10,850)                                   233,845              289,583              274,812
     Program rights and production costs                                          110,442              115,513               87,699
     Network distribution fees                                                     20,892               21,105               22,220
     Inventories                                                                   10,106               17,802               17,745
     Deferred income taxes                                                         30,251               30,421               27,583
     Miscellaneous                                                                 34,593               35,449               27,738
     Total current assets                                                         453,969              523,985              477,467

Investments                                                                       395,011              177,922              275,530

Property, Plant and Equipment                                                     383,254              502,041              484,509

Goodwill and Other Intangible Assets                                            1,212,182            1,209,132            1,222,746

Other Assets:
     Program rights and production costs (less current portion)                   106,228               96,881               78,679
     Network distribution fees (less current portion)                              39,487               40,571               41,353
     Miscellaneous                                                                 20,743               22,334               33,348
     Total other assets                                                           166,458              159,786              153,380

TOTAL ASSETS                                                         $          2,610,874 $          2,572,866 $          2,613,632

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                               As of
                                                                           March 31,           December 31,          March 31,
                                                                              2001                 2000                 2000
                                                                         ( Unaudited )                             ( Unaudited )

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                $            237,742 $            212,828 $            274,126
    Accounts payable                                                              110,234              114,275               91,206
    Customer deposits and unearned revenue                                         32,976               37,214               35,964
    Accrued liabilities:
        Employee compensation and benefits                                         37,766               49,089               40,681
        Network distribution fees                                                  51,220               48,257               40,877
        Miscellaneous                                                              62,521               71,313               87,506
    Total current liabilities                                                     532,459              532,976              570,360

Deferred Income Taxes                                                             138,117              129,932              167,084

Long-Term Debt (less current portion)                                             508,411              501,781              501,842

Other Long-Term Obligations and Minority Interests (less current portion)         123,704              130,367              140,141

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 59,987,153; 59,641,828; and 59,033,621 shares                  600                  596                  590
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,096,913; 19,096,913; and 19,216,913 shares                191                  191                  192
    Total                                                                             791                  787                  782
    Additional paid-in capital                                                    170,415              157,394              139,713
    Retained earnings                                                           1,147,723            1,093,138              996,262
    Unrealized gains (losses) on securities available for sale                       (779)              31,877              101,573
    Foreign currency translation adjustment                                          (221)                 361                  946
    Unvested restricted stock awards                                               (9,746)              (5,747)              (5,071)
    Total stockholders' equity                                                  1,308,183            1,277,810            1,234,205

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $          2,610,874 $          2,572,866 $          2,613,632

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                                                                Three months ended
                                                                                                           March 31,
                                                                                                 2001                     2000

Operating Revenues:
    Advertising                                                                            $       272,773          $       317,699
    Circulation                                                                                     36,182                   38,349
    Affiliate fees                                                                                  19,757                   14,630
    Licensing                                                                                       18,000                   16,251
    Joint operating agency distributions                                                             9,057                   10,883
    Other                                                                                           11,610                   13,047
    Total operating revenues                                                                       367,379                  410,859

Operating Expenses:
    Employee compensation and benefits                                                             118,755                  127,292
    Newsprint and ink                                                                               26,241                   37,192
    Amortization of purchased programming                                                           32,095                   28,038
    Other operating expenses                                                                       104,274                  117,272
    Depreciation                                                                                    14,357                   17,074
    Amortization of intangible assets                                                               10,408                    9,734
    Total operating expenses                                                                       306,130                  336,602

Operating Income                                                                                    61,249                   74,257

Other Credits (Charges):
    Interest expense                                                                               (12,461)                 (12,636)
    Investment results, net of expenses                                                             58,785                   (9,062)
    Net gains on divested operations                                                                                          6,269
    Miscellaneous, net                                                                                 353                      946
    Net other credits (charges)                                                                     46,677                  (14,483)


Income Before Taxes and Minority Interests                                                         107,926                   59,774
Provision for Income Taxes                                                                          40,642                   25,114


Income Before Minority Interests                                                                    67,284                   34,660
Minority Interests                                                                                     846                    1,056

Net Income                                                                                 $        66,438          $        33,604

Net Income per Share of Common Stock:
     Basic                                                                                            $.84                     $.43
     Diluted                                                                                           .83                      .43

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                 2001                     2000

Cash Flows from Operating Activities:
Net income                                                                                 $        66,438          $        33,604
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                 24,765                   26,808
      Net investment results and loss (gain) on divestitures                                       (59,789)                   1,347
      Deferred income taxes                                                                         25,992                     (613)
      Dividends greater than share of earnings of equity method investments                         11,004                      561
      Minority interests in income of subsidiary companies                                             846                    1,056
      Network distribution fee amortization greater (less) than payments                             3,711                    3,182
      Program cost amortization greater (less) than payments                                       (11,344)                  (8,950)
      Other changes in certain working capital accounts, net                                         5,195                   (4,643)
      Miscellaneous, net                                                                             8,597                    4,788
Net operating activities                                                                            75,415                   57,140

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                         (14,716)                 (15,014)
Purchase of subsidiary companies and long-term investments                                         (20,348)                 (52,093)
Payment for interest in Denver JOA                                                                 (62,520)
Sale of subsidiary companies and long-term investments                                                 145                   24,660
Miscellaneous, net                                                                                     210                     (630)
Net investing activities                                                                           (97,229)                 (43,077)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                          31,552                    7,900
Payments on long-term debt                                                                             (17)                  (1,394)
Repurchase Class A Common shares                                                                    (1,988)
Dividends paid                                                                                     (11,853)                 (10,951)
Dividends paid to minority interests                                                                  (392)                    (392)
Miscellaneous, net (primarily employee stock compensation)                                           4,240                      (12)
Net financing activities                                                                            21,542                   (4,849)

Increase (Decrease) in Cash and Cash Equivalents                                                      (272)                   9,214

Cash and Cash Equivalents:
Beginning of year                                                                                   14,112                   10,456

End of period                                                                              $        13,840          $        19,670


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                            $         9,217          $         9,236
   Income taxes paid                                                                                10,909                    8,948
   Denver newspaper assets contributed to JOA                                                      162,227
   Destin newspaper traded for Fort Pierce newspaper (see Note 2)                                                             3,857

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                     Accumulated  Unvested
                                                               Additional              Other      Restricted    Total
                                                       Common   Paid-in   Retained  Comprehensive Stock    Stockholders'
                                                        Stock   Capital    Earnings    Income     Awards      Equity

Balances at December 31, 1999                         $   781 $  136,731 $  973,609 $   58,271 $   (4,940)$  1,164,452
Comprehensive income:
     Net income                                                              33,604                             33,604
     Unrealized gains, net of tax of $24,278                                            45,080                  45,080
     Less:  reclassification adjustment for gains
              in income, net of tax of ($433)                                             (805)                   (805)
     Increase in unrealized gains on securities                                         44,275                  44,275
     Foreign currency translation adjustments                                              (27)                    (27)
     Total                                                                   33,604     44,248                  77,852
Dividends:  declared and paid - $.14 per share                              (10,951)                           (10,951)
Compensation plans, net:  133,251 shares issued;
     25,079 shares repurchased                              1      1,982                             (131)       1,852
Tax benefits of compensation plans                                 1,000                                         1,000

Balances at March 31, 2000                            $   782 $  139,713 $  996,262 $  102,519 $   (5,071)$  1,234,205


Balances at December 31, 2000                         $   787 $  157,394 $1,093,138 $   32,238 $   (5,747)$  1,277,810
Comprehensive income:
     Net income                                                              66,438                             66,438
     Unrealized gains, net of tax of $5,442                                             10,210                  10,210
     Less:  reclassification adjustment for gains
          in income, net of tax of ($23,081)                                           (42,866)                (42,866)
     Increase (decrease) in unrealized gains on securities                             (32,656)                (32,656)
     Foreign currency translation adjustments                                             (582)                   (582)
     Total                                                                   66,438    (33,238)                 33,200
Dividends:  declared and paid - $.15 per share                              (11,853)                           (11,853)
Repurchase 35,200 Class A Common Shares                           (1,988)                                       (1,988)
Compensation plans, net:  482,294 shares issued;
    101,769 shares repurchased                              4      9,356                           (3,999)       5,361
Tax benefits of compensation plans                                 5,653                                         5,653

Balances at March 31, 2001                            $   791 $  170,415 $1,147,723 $   (1,000)$   (9,746)$  1,308,183

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
_______________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2000, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Joint Operating Agencies - The application for a joint operating agency ("JOA") between the Company's Denver Rocky Mountain News ("RMN") and MediaNews Group Inc.'s Denver Post was approved by the U.S.
Department of Justice. The JOA commenced operations on January 22, 2001. The Denver Publishing Company, a wholly owned subsidiary of the Company, holds a 50% interest in the JOA.

Included in JOA distributions in the Consolidated Statements of Income is the Company's share of the operating profit (loss) of the Denver JOA from January 22, 2001. The Company also includes in its operating expenses its editorial costs associated with the RMN. The Company's financial statements no longer include the advertising and other revenue of the RMN, the costs to produce, distribute and market the newspaper, or related depreciation. The Company's residual interest in the net assets of the JOA is included in Investments in the Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities - The Company adopted Financial Accounting Standard No. 133 - Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001. Adoption of the new standard had no effect on the Company's financial statements.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:



( in thousands )                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                 2001                     2000

Basic weighted-average shares outstanding                                                           78,719                   77,977
Effect of dilutive securities:
     Unvested restricted stock held by employees                                                       146                      116
     Stock options held by employees                                                                   999                      731
Diluted weighted-average shares outstanding                                                         79,864                   78,824





Reclassifications - For comparative purposes, certain 2000
amounts have been reclassified to conform to 2001 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

2001 - The Company acquired an additional 3.5% interest in The Television Food Network.

2000 - In the first quarter the Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash; and television station KMCI in Lawrence, Kansas.

       In later periods the Company acquired the daily newspaper in Henderson, Kentucky, and the weekly newspaper in Marco Island, Florida.

The following table presents additional information about the acquisitions:



   ( in thousands )
                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                 2001                     2000

   Goodwill and other intangible assets acquired                                           $        14,429          $        44,381
   Other assets acquired                                                                                                      2,646

   Total                                                                                            14,429                   47,027
   Fair value of Destin newspaper                                                                                            (3,857)
   Liabilities assumed                                                                                                          (38)

   Cash paid                                                                               $        14,429          $        43,132




The acquisitions have been accounted for as purchases. The allocations of the purchase prices are based on preliminary appraised values of the assets acquired and liabilities assumed, and are therefore subject to change. Operating results are included in the Consolidated Statements of Income from the dates of acquisitions, with the exception of KMCI whose results were included while the Company operated the station under a contract with the former owner. Pro forma results are not presented because the combined results of operations would not be significantly different than the reported amounts.

Divestitures

2000 - In the first quarter the Company sold its independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; and North Palm Beach, Florida, and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. The sales and trade resulted in net gains of $6,269,000, $3,800,000 after-tax ($.05 per share).

       In the third quarter the Company sold its remaining independent telephone directories in Louisiana.

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):



    ( in thousands )                                                                                                     Three
                                                                                                                      months ended
                                                                                                                       March 31,
                                                                                                                          2000

   Operating revenues                                                                                                $         6,802
   Operating income (loss)                                                                                                     (111)


3.  UNUSUAL CREDITS AND CHARGES

2001 - Included in net investment results are i) recognized net investment gains and ii) adjustments to accrued incentive compensation related to changes in the net gains (realized and estimated unrealized) on the Scripps Ventures I portfolio. Included in recognized net investment gains are i) a gain of $65,900,000 on the exchange of the Company's investment in Time Warner for America
       Online, which acquired Time Warner, ii) $17,900,000 in write-downs for several investments, and
       iii) an $11,500,000 reduction in accrued incentive compensation, to zero at March 31, 2001, in conjunction with the $68,400,000 decrease in the total realized and estimated unrealized net gain on Scripps
       Ventures I's portfolio, to $8,500,000.

       Net investment results in the first quarter increased net income $38,500,000 ($.48 per share).

2000 - In addition to the gains on divested operations described in Note 2, net investment results include i) recognized net investment losses totaling $2,000,000 and ii) a $7,100,000 increase in accrued incentive compensation, to $14,100,000 at March 31, 2000, in conjunction with the $47,000,000 increase in the total realized and estimated unrealized net gain on Scripps Ventures I's portfolio, to $94,000,000.

       The combined effect of the above items was to reduce first quarter 2000 net income $2,100,000 ($.02 per share).

4.  LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )                                                                                  As of
                                                                           March 31,           December 31,          March 31,
                                                                              2001                 2000                 2000

Variable rate credit facilities, including commercial paper          $            537,701 $            512,788 $            573,590
$100 million, 6.625% note, due in 2007                                             99,905               99,901               99,890
$100 million, 6.375% note, due in 2002                                             99,968               99,964               99,949
Other notes                                                                         8,579                1,956                2,539

Total long-term debt                                                              746,153              714,609              775,968
Current portion of long-term debt                                                 237,742              212,828              274,126

Long-term debt (less current portion)                                $            508,411 $            501,781 $            501,842




The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2001, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 5.4% at March 31, 2001, 6.6% at December 31, 2000, and 6.1% at March 31, 2000.

5.  INVESTMENTS

Investments consisted of the following:




( in thousands, except share data )                                                               As of
                                                                           March 31,           December 31,          March 31,
                                                                              2001                 2000                 2000

Securities available for sale (at market value):
     AOL Time Warner common stock (2,017,000 shares)                 $             80,975
     Time Warner common stock (1,344,000 shares)                                          $             70,239 $            134,455
     Centra Software (1,792,500 common shares)                                     11,651                6,946               37,532
     garden.com Inc. (2,414,000 common shares and 276,000 warrants)                                                          21,098
     iVillage Inc. (41,000 common shares at March 31, 2001, and
         December 31, 2000, 270,000 common shares at March 31, 2000)                   20                   40                5,699
     Other                                                                          4,114                3,929                7,686

Total available-for-sale securities                                                96,760               81,154              206,470
Denver newspaper JOA                                                              216,268
FOX SportSouth and other joint ventures                                             8,703                9,502                7,210
Other equity investments                                                           73,280               87,266               61,850

Total investments                                                    $            395,011 $            177,922 $            275,530


Unrealized gains (losses) on securities available for sale           $             (1,252)$             49,047 $            156,332



Investments available for sale represent securities in publicly traded companies that are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

The Company exchanged its investment in Time Warner for America
Online, which acquired Time Warner, in the first quarter of 2001. See Note 3.

The values of several of the Company's investments in available-for-sale securities declined below historical cost and were written down in 2000. During the third quarter of 2000 the Company received $5,000,000 upon delivery of 229,000 iVillage shares under the provisions of a zero-cost collar.

Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values. However, based upon the price paid by other investors for similar securities in subsequent rounds of financing, if any, and management's assessment when circumstances indicate fair value is less than the price paid in the most recent round, the total estimated value of these investments was $81,000,000 on March 31, 2001, $163,000,000 on
December 31, 2000, and $106,000,000 on March 31, 2000.  There
can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology.
Scripps Ventures I invested $54,000,000. The managers' compensation includes a share of the portfolio's cumulative net gain through December 2002 if a specified minimum return is achieved. Based on the portfolio's realized and estimated unrealized net gains of $8,500,000 through March 31, 2001, the incentive compensation accrual was zero. The incentive compensation accrual will be subject to change as the net gain changes through December 2002. Scripps Ventures II is authorized to invest up to $100,000,000, of which $40,700,000 was invested as of March 31, 2001. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

6.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. The Company primarily evaluates the operating performance of its segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA"), excluding divested operating units, unusual items and all credits and charges classified as non-operating in the Consolidated Statements of Income. No single customer provides more than 10% of the Company's revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides more than 50% of the Company's international revenues, which are less than $50,000,000 annually.

Financial information for the Company's business segments is as follows:


( in thousands )                                                                                           Three months ended
                                                                                                               March 31,
                                                                                                       2001                 2000

OPERATING REVENUES
Newspapers                                                                                         $   189,548          $   230,024
Scripps Networks                                                                                        87,617               73,323
Broadcast Television                                                                                    65,921               76,687
Licensing and other media                                                                               24,293               24,023
Total                                                                                                  367,379              404,057
Divested operating units                                                                                                      6,802
Per consolidated financial statements                                                              $   367,379          $   410,859

EBITDA
Newspapers                                                                                         $    54,223          $    62,461
Scripps Networks                                                                                        15,821               15,338
Broadcast Television                                                                                    16,087               23,554
Licensing and other media                                                                                4,739                4,476
Corporate                                                                                               (4,856)              (4,826)
Total                                                                                                   86,014              101,003
Divested operating units                                                                                                         62
Per consolidated financial statements                                                              $    86,014          $   101,065

DEPRECIATION
Newspapers                                                                                         $     7,145          $    10,001
Scripps Networks                                                                                         1,885                1,857
Broadcast Television                                                                                     4,916                4,684
Licensing and other media                                                                                  194                  191
Corporate                                                                                                  217                  237
Total                                                                                                   14,357               16,970
Divested operating units                                                                                                        104
Per consolidated financial statements                                                              $    14,357          $    17,074

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                                                         $     6,272          $     5,586
Scripps Networks                                                                                         1,807                1,727
Broadcast Television                                                                                     2,329                2,352
Total                                                                                                   10,408                9,665
Divested operating units                                                                                                         69
Per consolidated financial statements                                                              $    10,408          $     9,734

OPERATING INCOME
Newspapers                                                                                         $    40,806          $    46,874
Scripps Networks                                                                                        12,129               11,754
Broadcast Television                                                                                     8,842               16,518
Licensing and other media                                                                                4,545                4,285
Corporate                                                                                               (5,073)              (5,063)
Total                                                                                                   61,249               74,368
Divested operating units                                                                                                       (111)
Per consolidated financial statements                                                              $    61,249          $    74,257


( in thousands )                                                                                               Three months ended
                                                                                                               March 31,
                                                                                                       2001                 2000

PAYMENTS (GREATER) LESS THAN PROGRAM AMORTIZATION
AND NETWORK DISTRIBUTION COSTS
Scripps Networks                                                                                   $    (7,560)         $    (5,424)
Broadcast Television                                                                                       (73)                (344)
Total                                                                                              $    (7,633)         $    (5,768)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                                                         $    10,388          $     4,204
Scripps Networks                                                                                         1,639                1,596
Broadcast Television                                                                                     2,528                8,843
Licensing and other media                                                                                   98                   85
Corporate                                                                                                   63                  221
Total                                                                                                   14,716               14,949
Divested operating units                                                                                                         65
Per consolidated financial statements                                                              $    14,716          $    15,014

BUSINESS ACQUISITIONS AND
     OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                                                         $    64,268          $    32,001
Scripps Networks                                                                                        18,551                  577
Broadcast Television                                                                                                         14,605
Licensing and other media                                                                                                       306
Venture capital and other investments                                                                    4,211                8,650
Total                                                                                              $    87,030          $    56,139

ASSETS
Newspapers                                                                                         $ 1,320,164          $ 1,241,479
Scripps Networks                                                                                       550,590              470,298
Broadcast Television                                                                                   482,956              498,172
Licensing and other media                                                                               26,514               30,067
Venture capital and other investments                                                                  171,784              269,536
Corporate                                                                                               51,202               55,933
Total                                                                                                2,603,210            2,565,485
Divested operating units                                                                                 7,664               48,147
Total                                                                                              $ 2,610,874          $ 2,613,632




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

RESULTS OF OPERATIONS

Acquisitions and divestitures can affect the comparability of year-over-year reported results. Amounts included in the accompanying tables include the results of acquired operations from the dates of acquisition. The results of divested operating units are removed from the segment operating results and reported separately because management believes they impede analysis of the Company's ongoing operations.

See Note 2 to the Consolidated Financial Statements on page F-8 regarding acquisitions and divestitures.

The application for a JOA between the Company's Denver Rocky
Mountain News ("RMN") and MediaNews Group Inc.'s Denver Post was approved by the U.S. Department of Justice. The JOA commenced operations on January 22, 2001. The Denver Publishing
Company, a wholly owned subsidiary of the Company, holds a 50% interest in the JOA.

Included in RMN revenue is the Company's share of the operating profit (loss) of the Denver JOA from January 22, 2001. The Company also includes in its operating expenses its editorial costs associated with the RMN. The Company's financial statements no longer include the advertising and other revenue of the RMN, the costs to produce, distribute and market the newspaper, nor related depreciation. To enhance comparability of year-over-year operating results, the Company is reporting the RMN separately.

All per share disclosures included in management's discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of operations were as follows:



( in thousands, except per share data )                                                                  Year-to-Date
                                                                                                2001        Change         2000

Operating revenues:
     Newspapers                                                                            $     178,708        (0.1)%$     178,800
     Scripps Networks                                                                             87,617        19.5 %       73,323
     Broadcast Television                                                                         65,921       (14.0)%       76,687
     Licensing and other media                                                                    24,293         1.1 %       24,023

     Total                                                                                       356,539         1.1 %      352,833
     Rocky Mountain News                                                                          10,840                     51,224
     Divested operating units                                                                                                 6,802

Total operating revenues                                                                   $     367,379              $     410,859

Operating income:
     Newspapers                                                                            $      48,372       (14.3)%$      56,476
     Scripps Networks                                                                             12,129         3.2 %       11,754
     Broadcast Television                                                                          8,842       (46.5)%       16,518
     Licensing and other media                                                                     4,545         6.1 %        4,285
     Corporate                                                                                    (5,073)       (0.2)%       (5,063)

     Total                                                                                        68,815       (18.0)%       83,970
     Rocky Mountain News                                                                          (7,566)        21.2%       (9,602)
     Divested operating units                                                                                                  (111)

Total operating income                                                                            61,249       (17.5)%       74,257
Interest expense                                                                                 (12,461)                   (12,636)
Investment results, net of expenses                                                               58,785                     (9,062)
Net gains on divested operations                                                                                              6,269
Miscellaneous, net                                                                                   353                        946
Income taxes                                                                                     (40,642)                   (25,114)
Minority interest                                                                                   (846)                    (1,056)

Net income                                                                                 $      66,438        97.7 %$      33,604

Net income per share of common stock                                                                $.83        93.0 %         $.43

Weighted-average shares outstanding                                                               79,864                     78,824




Reconciliations to net income from core operations:
     Reported net income                                                                    $     66,438        97.7 % $     33,604
     Add back / (deduct):
     Net investment results                                                                      (38,524)                     5,893
     Net gains on divested operations                                                                                        (3,763)
     Net income from core operations                                                        $     27,914        (21.9)%$     35,734

     Reported net income per share of common stock                                                  $.83        93.0 %         $.43
     Add back / (deduct):
     Net investment results                                                                         (.48)                       .07
     Net gains on divested operations                                                                                          (.05)
     Net income from core operations per
          share of common stock                                                                     $.35       (22.2)%         $.45

     See Note 3 to the Consolidated Financial Statements on page F-9 regarding items excluded from core operations.

Other financial and statistical data, excluding divested operations, is as follows:


( in thousands )                                                                                           Year-to-Date
                                                                                                   2001       Change        2000

Total advertising revenues                                                                     $   261,994        (0.9)%$   264,445

Advertising revenues as a
     percentage of total revenues                                                                    73.5 %                   74.9 %

EBITDA:
     Newspapers                                                                                $    60,541       (11.6)%$    68,459
     Scripps Networks                                                                               15,821         3.1 %     15,338
     Broadcast Television                                                                           16,087       (31.7)%     23,554
     Licensing and other media                                                                       4,739         5.9 %      4,476
     Corporate                                                                                      (4,856)       (0.6)%     (4,826)
     Total                                                                                          92,332       (13.7)%    107,001
     Denver Rocky Mountain News                                                                     (6,318)       (5.3)%     (5,998)

     Total EBITDA                                                                              $    86,014       (14.8)%$   101,003

Effective income tax rate for core operations                                                        41.5 %                   41.2 %

Net cash provided by operating activities                                                      $    75,415              $    57,140
Capital expenditures                                                                               (14,716)                 (14,949)
Business acquisitions and other
     additions to long-lived assets                                                                (87,030)                 (56,139)
Increase (decrease) in long-term debt                                                               31,535                    6,506
Dividends paid, including minority interests                                                       (12,245)                 (11,343)
Purchase and retirement of common stock                                                             (1,988)




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

Average borrowings under short-term credit facilities were $547 million in the first quarter of 2001 and $550 million in the first quarter of 2000. The weighted-average interest rate on such facilities in the first quarter was 6.0% in 2001 and 6.0% in 2000. The Company is currently rolling over short-term debt at an effective
90-day yield of 4.35%. The average balance of all interest bearing obligations in the first quarter was $785 million in 2001 and $800 million in 2000.

Interest capitalized was $230,000 in 2001 and $10,000 in 2000.

Operating results for each of the Company's reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS - RMN operating results are presented separately as a single line item to enhance comparability of year-over-year
Newspaper operating results. Excluding divested operations, operating results were as follows:


( in thousands )                                                                                         Year-to-Date
                                                                                                 2001      Change       2000

Operating revenues:
     Local                                                                                   $    51,811      (1.2)%$    52,460
     Classified                                                                                   50,397      (2.1)%     51,475
     National                                                                                      7,328      11.7 %      6,563
     Preprint and other                                                                           20,664       2.7 %     20,128

     Newspaper advertising                                                                       130,200      (0.3)%    130,626
     Circulation                                                                                  35,402       2.5 %     34,536
     Joint operating agency distributions                                                          9,876      (9.3)%     10,883
     Other                                                                                         3,230      17.2 %      2,755

Total operating revenues                                                                         178,708      (0.1)%    178,800

Expenses, excluding depreciation and amortization:
     Editorial and newspaper content                                                              21,889       2.8 %     21,291
     Newsprint and ink                                                                            22,390      15.1 %     19,448
     Other press and production                                                                   17,126       7.9 %     15,874
     Circulation and distribution                                                                 16,414      13.4 %     14,479
     Other advertising, internet and printing                                                      6,306       6.1 %      5,945
     Advertising sales and marketing                                                              16,357       4.8 %     15,612
     General and administrative                                                                   16,915      (0.6)%     17,024

Total                                                                                            117,397       7.0 %    109,673

EBITDA                                                                                            61,311     (11.3)%     69,127
Share of pre-tax earnings of equity-method investments                                              (770)                  (668)

Total EBITDA                                                                                      60,541     (11.6)%     68,459
Depreciation and amortization                                                                     12,169       1.6 %     11,983

Operating income, excluding the RMN                                                               48,372     (14.3)%     56,476
RMN operating income                                                                              (7,566)     21.2 %     (9,602)

Total operating income                                                                       $    40,806     (12.9)%$    46,874

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                                                         33.9 %                 38.3 %
    Operating income                                                                               27.1 %                 31.6 %

Capital expenditures                                                                         $    10,388            $     4,204

Business acquisitions and other
     additions to long-lived assets                                                               64,268                 32,001




The demand for advertising was soft in most of the Company's markets in the first quarter of 2001. On a pro forma basis, assuming all acquisitions had been completed as of January 1, 2000, local advertising decreased 5.0% and classified advertising decreased 4.5%.

Operating expenses, other than newsprint, increased less than 2% on the same pro forma basis.

Newsprint and ink increased primarily due to a 17% increase in year-over-year newsprint prices.

SCRIPPS NETWORKS - Operating results were as follows:


( in thousands )                                                                                           Year-to-Date
                                                                                                   2001       Change        2000

Operating revenues:
     Advertising                                                                               $    66,599        15.9 %$    57,475
     Affiliate fees                                                                                 19,757        35.0 %     14,630
     Other                                                                                           1,261         3.5 %      1,218

Total operating revenues                                                                            87,617        19.5 %     73,323

Operating expenses, excluding depreciation and amortization:
     Programming and production                                                                     24,061        20.6 %     19,958
     Operations and distribution                                                                     9,597        12.7 %      8,516
     Amortization of distribution fees                                                               5,299        20.5 %      4,396
     Sales and marketing                                                                            18,594        27.5 %     14,586
     General and administrative                                                                     14,885        29.6 %     11,488

Total                                                                                               72,436        22.9 %     58,944

EBITDA - consolidated networks                                                                      15,181         5.6 %     14,379
Share of pre-tax earnings of equity-method investments                                                 640                      959

Total EBITDA                                                                                        15,821         3.1 %     15,338
Depreciation and amortization                                                                        3,692         3.0 %      3,584

Operating income                                                                               $    12,129         3.2 %$    11,754

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                                                           18.1 %                   20.9 %
    Operating income (loss)                                                                          13.8 %                   16.0 %

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                                                             $    (7,560)             $    (5,424)

Capital expenditures                                                                                 1,639                    1,596

Business acquisitions and other
     additions to long-lived assets                                                                 18,551                      577




According to the Nielsen Homevideo Index, HGTV was distributed to 69.8 million homes in March 2001, up 9.3 million from March 2000 and up 2.7 million in the quarter. Food Network was distributed to 57.9 million homes in March 2001, up 11.5 million from March 2000 and up 3.5 million in the quarter.

The Company launched DIY in the fourth quarter of 1999 and expects to launch Fine Living, its fourth network, in the fourth quarter of 2001. Start-up expenses associated with DIY and Fine Living reduced EBITDA in the first quarter by $5.4 million in 2001 and $2.0 million in 2000. Full year start-up expenses are expected to reduce EBITDA by $20 million to $25 million. The cash required by DIY and Fine Living will substantially exceed the reported operating losses in 2001.

Excluding the start-up expenses of the new networks, EBITDA increased 22%.

BROADCAST TELEVISION - Operating results were as follows:





( in thousands )                                                                                          Year-to-Date
                                                                                                  2001       Change        2000

Operating revenues:
     Local                                                                                    $    38,953        (5.2)%$    41,079
     National                                                                                      22,803       (24.1)%     30,052
     Political                                                                                                               1,741
     Other                                                                                          4,165         9.2 %      3,815

Total operating revenues                                                                           65,921       (14.0)%     76,687

Operating expenses, excluding depreciation and amortization:
     Programming and station operations                                                            34,771        (6.7)%     37,287
     Sales and marketing                                                                            8,704       (12.0)%      9,891
     General and administrative                                                                     6,359         6.8 %      5,955

Total                                                                                              49,834        (6.2)%     53,133

EBITDA                                                                                             16,087       (31.7)%     23,554
Depreciation and amortization                                                                       7,245         3.0 %      7,036

Operating income                                                                              $     8,842       (46.5)%$    16,518

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                                                          24.4 %                   30.7 %
    Operating income                                                                                13.4 %                   21.5 %

Capital expenditures                                                                          $     2,528              $     8,843

Business acquisitions and other
     additions to long-lived assets                                                                                         14,605




The demand for advertising was weak in most of the Company's markets in the first quarter. Year-over-year automobile advertising declined sharply in the quarter.

Operating expenses, excluding depreciation and amortization, are expected to decrease 6% to 7% for the full year.

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

Repurchase of a total of six million Class A Common shares was authorized by the Board of Directors in 1998. The balance remaining on this authorization is 2.1 million shares.

The Company's Scripps Ventures Funds invest in new businesses focusing primarily on new media technology. See Note 5 to the Consolidated Financial Statements. The Board of Directors has authorized up to $150 million of such investments. At March 31, 2001, an additional $59 million remains to be invested under the authorization.

Net debt (borrowings less cash equivalent and other short-term investments) increased $32 million in the first quarter, to $746 million at March 31, 2001.

MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. The information disclosed in Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, has not changed materially unless otherwise disclosed herein.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases.
The Company held no foreign currency or newsprint forward contracts in 2001 or 2000.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:





( in thousands, except share data )                                As of March 31, 2001                 As of December 31, 2000
                                                                 Cost                 Fair             Cost                 Fair
                                                                 Basis                Value            Basis                Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities, including              $   537,701          $   537,701      $   512,788          $   512,788
        commercial paper
     $100 million, 6.625% note, due in 2007                       99,905               99,600           99,901               97,900
     $100 million, 6.375% note, due in 2002                       99,968              101,100           99,964               99,800
     Other notes                                                   8,579                7,499            1,956                  812

     Total long-term debt                                    $   746,153          $   745,900      $   714,609          $   711,300

Financial instruments subject to market value risk:
     AOL Time Warner common stock (2,017,000 shares)         $    93,719          $    80,975
     Time Warner common stock (1,344,000 shares)                                                   $    27,816          $    70,239
     Centra Software (1,792,500 common shares)                     3,652               11,651            3,652                6,946
     Other available-for-sale securities                             641                4,134              639                3,969

     Total investments in publicly-traded companies               98,012               96,760           32,107               81,154
     Other equity investments                                     73,280               (a)              87,266               (a)

       (a)   Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values.  However, based upon the price paid by other investors for similiar securities in subsequent rounds of financing, if any, and managements assessments when circumstances indicate fair value is less than the price paid in the most recent round, the total estimated value of these investments was $81,000,000 on March 31, 2001, and
             $163,000,000 on December 31, 2000.  There can be no assurance as to the amounts the Company would receive if these securities were sold.




The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 5.4% at March 31, 2001, and 6.6% at December 31, 2000.

                    THE E. W. SCRIPPS COMPANY


                       Index to Exhibits


Exhibit
    No.                    Item                    Page

   12        Ratio of Earnings to Fixed Charges     E-2

RATIO OF EARNINGS TO FIXED CHARGES                                                                                        EXHIBIT 12
( in thousands )                                                                                           Three months ended
                                                                                                               March 31,
                                                                                                       2001                 2000

EARNINGS AS DEFINED:
Earnings from operations before income taxes after
     eliminating undistributed earnings of 20%- to
     50%-owned affiliates                                                                          $   118,930          $    60,335
Fixed charges excluding capitalized interest and
     preferred stock dividends of majority-owned
     subsidiary companies                                                                               13,833               14,447

Earnings as defined                                                                                $   132,763          $    74,782

FIXED CHARGES AS DEFINED:
Interest expense, including amortization of
     debt issue costs                                                                              $    12,461          $    12,636
Interest capitalized                                                                                       231                   14
Portion of rental expense representative
     of the interest factor                                                                              1,372                1,811
Preferred stock dividends of majority-owned
     subsidiary companies                                                                                   20                   20

Fixed charges as defined                                                                           $    14,084          $    14,481

RATIO OF EARNINGS TO FIXED CHARGES                                                                        9.43                 5.16
