Form 10-Q
period 2001-06-30
SCRIPPS E W CO /DE
filed 2001-08-13
CIK 832428

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001


                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001 there were 60,237,588 of the Registrant's Class A Common Shares outstanding and 19,096,913 of the Registrant's Common Voting Shares outstanding.

                   INDEX TO THE E. W. SCRIPPS COMPANY

	REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 2001 Annual Meeting of Shareholders.


                                                                                                               Broker
Description of Matters Submitted                                 In Favor       Against        Abstain       Non-Votes
Class A Common Shares:
     Election of Directors:
     Daniel J. Meyer                                           55,603,637       136,574
     Nicholas B. Paumgarten                                    55,229,706       510,505
     Ronald W. Tysoe                                           55,603,607       136,604
     Julie A. Wrigley                                          55,603,692       136,519

Common Voting Shares:
     Election of Directors:
     William R. Burleigh                                       19,047,813
     John H. Burlingame                                        19,047,813
     Joseph P. Clayton                                         19,047,813
     Kenneth W. Lowe                                           19,047,813
     Nackey E. Scagliotti                                      19,047,813
     Charles E. Scripps                                        19,047,813
     Edward W. Scripps                                         19,047,813
     Paul K. Scripps                                           19,047,813



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


	                                THE E. W. SCRIPPS COMPANY



Dated:  August 13, 2001			  BY:  D. J. Castellini
	                                     D. J. Castellini
	                                     Senior Vice President and
                                           Chief Financial Officer

                      THE E. W. SCRIPPS COMPANY


                    Index to Financial Information

	Item	                                                             Page

Consolidated Balance Sheets                                               F-2
Consolidated Statements of Income                                         F-4
Consolidated Statements of Cash Flows                                     F-5
Consolidated Statements of Comprehensive Income and Stockholders' Equity  F-6
Notes to Consolidated Financial Statements                                F-7
Management's Discussion and Analysis of Financial Condition and
   Results of Operations
     Forward Looking Statements                                           F-16
     Results of Operations                                                F-16
     Newspapers                                                           F-19
     Scripps Networks                                                     F-20
     Broadcast Television                                                 F-21
     Liquidity and Capital Resources                                      F-22
     Market Risk                                                          F-23

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                  As of
                                                                            June 30,           December 31,           June 30,
                                                                              2001                 2000                 2000
                                                                         ( Unaudited )                             ( Unaudited )
ASSETS
Current Assets:
     Cash and cash equivalents                                       $             16,519 $             14,112 $             15,326
     Accounts and notes receivable (less
         allowances -$13,618, $13,891, $12,990)                                   250,845              289,583              286,011
     Program rights and production costs                                          108,561              115,513               80,502
     Network distribution fees                                                     21,976               21,105               18,601
     Inventories                                                                    9,350               17,802               16,852
     Deferred income taxes                                                         29,967               30,421               27,035
     Miscellaneous                                                                 36,035               35,449               32,088
     Total current assets                                                         473,253              523,985              476,415

Investments                                                                       403,088              177,922              241,007

Property, Plant and Equipment                                                     383,480              502,041              482,497

Goodwill and Other Intangible Assets                                            1,202,401            1,209,132            1,208,648

Other Assets:
     Program rights and production costs (less current portion)                    99,185               96,881               81,320
     Network distribution fees (less current portion)                              42,613               40,571               48,342
     Miscellaneous                                                                 19,390               22,334               27,128
     Total other assets                                                           161,188              159,786              156,790

TOTAL ASSETS                                                         $          2,623,410 $          2,572,866 $          2,565,357

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                               As of
                                                                            June 30,           December 31,           June 30,
                                                                              2001                 2000                 2000
                                                                         ( Unaudited )                             ( Unaudited )

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                $            202,758 $            212,828 $            260,170
    Accounts payable                                                               62,902              114,275               91,918
    Customer deposits and unearned revenue                                         35,158               37,214               41,078
    Accrued liabilities:
        Employee compensation and benefits                                         36,488               49,089               43,581
        Network distribution fees                                                  54,779               48,257               46,696
        Miscellaneous                                                              83,118               71,313               65,127
    Total current liabilities                                                     475,203              532,976              548,570

Deferred Income Taxes                                                             144,813              129,932              147,275

Long-Term Debt (less current portion)                                             508,555              501,781              501,855

Other Long-Term Obligations and Minority Interests (less current portion)         129,470              130,367              132,791

Stockholders' Equity:
    Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
    Common stock, $.01 par:
        Class A - authorized:  120,000,000 shares;  issued and
          outstanding: 60,203,383; 59,641,828; and 59,306,189 shares                  602                  596                  593
        Voting - authorized:  30,000,000 shares; issued and
            outstanding:  19,096,913; 19,096,913; and 19,216,913 shares               191                  191                  192
    Total                                                                             793                  787                  785
    Additional paid-in capital                                                    183,435              157,394              152,395
    Retained earnings                                                           1,175,191            1,093,138            1,031,413
    Unrealized gains on securities available for sale                              17,950               31,877               59,317
    Foreign currency translation adjustment                                           (58)                 361                  700
    Unvested restricted stock awards                                              (11,942)              (5,747)              (9,744)
    Total stockholders' equity                                                  1,365,369            1,277,810            1,234,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $          2,623,410 $          2,572,866 $          2,565,357

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                      Three months ended                            Six months ended
                                                              June 30,                                      June 30,
                                                   2001                     2000                 2001                     2000

Operating Revenues:
    Advertising                              $       284,451          $       345,926      $       557,224          $       663,625
    Circulation                                       34,058                   36,548               70,240                   74,897
    Affiliate fees                                    19,935                   14,535               39,692                   29,165
    Licensing                                         17,251                   17,409               35,251                   33,660
    Joint operating agency distributions               7,727                   12,266               16,784                   23,149
    Other                                             10,631                   12,774               22,241                   25,821
    Total operating revenues                         374,053                  439,458              741,432                  850,317

Operating Expenses:
    Employee compensation and benefits               118,087                  129,314              236,842                  256,606
    Newsprint and ink                                 22,383                   38,646               48,624                   75,838
    Amortization of purchased programming             33,694                   29,332               65,789                   57,370
    Other operating expenses                          98,841                  120,008              203,115                  237,280
    Depreciation                                      13,595                   17,185               27,952                   34,259
    Amortization of intangible assets                 11,122                   10,071               21,530                   19,805
    Total operating expenses                         297,722                  344,556              603,852                  681,158

Operating Income                                      76,331                   94,902              137,580                  169,159

Other Credits (Charges):
    Interest expense                                 (10,859)                 (13,481)             (23,320)                 (26,117)
    Investment results, net of expenses                2,957                   (1,449)              61,742                  (10,511)
    Net gains on divested operations                                                                                          6,269
    Miscellaneous, net                                   480                       45                  833                      991
    Net other credits (charges)                       (7,422)                 (14,885)              39,255                  (29,368)


Income Before Taxes and Minority Interests            68,909                   80,017              176,835                  139,791
Provision for Income Taxes                            28,584                   32,833               69,226                   57,947


Income Before Minority Interests                      40,325                   47,184              107,609                   81,844
Minority Interests                                       975                    1,063                1,821                    2,119

Net Income                                   $        39,350          $        46,121      $       105,788          $        79,725

Net Income per Share of Common Stock:
     Basic                                              $.50                     $.59                $1.34                    $1.02
     Diluted                                             .49                      .58                 1.32                     1.01

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                           Six months ended
                                                                                                            June 30,
                                                                                                 2001                     2000

Cash Flows from Operating Activities:
Net income                                                                                 $       105,788          $        79,725
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation and amortization                                                                 49,482                   54,064
      Net investment results and loss (gain) on divestitures                                       (63,431)                   4,242
      Deferred income taxes                                                                         22,845                    2,879
      Dividends greater than share of earnings of equity method investments                         24,499                    1,563
      Minority interests in income of subsidiary companies                                           1,821                    2,119
      Network distribution fee amortization greater (less) than payments                             3,170                    5,165
      Program cost amortization greater (less) than payments                                       (17,024)                 (15,400)
      Other changes in certain working capital accounts, net                                       (19,031)                 (23,408)
      Miscellaneous, net                                                                            15,288                    4,691
Net operating activities                                                                           123,407                  115,640

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                                         (29,095)                 (26,145)
Purchase of subsidiary companies and long-term investments                                         (23,923)                 (87,058)
Payment for interest in Denver JOA                                                                 (62,520)
Sale of subsidiary companies and long-term investments                                              14,048                   26,910
Miscellaneous, net                                                                                   1,298                    4,347
Net investing activities                                                                          (100,192)                 (81,946)

Cash Flows from Financing Activities:
Increase in long-term debt                                                                           6,790                       55
Payments on long-term debt                                                                         (10,103)                  (7,490)
Repurchase Class A Common shares                                                                    (1,988)
Dividends paid                                                                                     (23,735)                 (21,921)
Dividends paid to minority interests                                                                  (784)                    (785)
Miscellaneous, net (primarily employee stock compensation)                                           9,012                    1,317
Net financing activities                                                                           (20,808)                 (28,824)

Increase in Cash and Cash Equivalents                                                                2,407                    4,870

Cash and Cash Equivalents:
Beginning of year                                                                                   14,112                   10,456

End of period                                                                              $        16,519          $        15,326


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                            $        22,966          $        25,784
   Income taxes paid                                                                                19,989                   55,665
   Denver newspaper assets contributed to JOA                                                      162,227
   Destin newspaper traded for Fort Pierce newspaper (see Note 2)                                                             3,857

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                     Accumulated Unvested             Comprehensive
                                                               Additional              Other    Restricted    Total     Income for
                                                       Common   Paid-in   Retained   Comprehensive Stock  Stockholders' Three Months
                                                        Stock   Capital    Earnings    Income     Awards      Equity  Ended June 30

Balances at December 31, 1999                         $   781 $  136,731 $  973,609 $   58,271 $   (4,940)$  1,164,452
Comprehensive income:
     Net income                                                              79,725                             79,725   $   46,121
     Unrealized gains, net of tax of $1,525 and ($22,753)                                2,824                   2,824      (42,256)
     Less:  reclassification adjustment for gains
              in income, net of tax of ($433)                                             (805)                   (805)
     Increase (decrease) in unrealized gains on securities                               2,019                   2,019      (42,256)
     Foreign currency translation adjustments                                             (273)                   (273)        (246)
     Total                                                                   79,725      1,746                  81,471   $    3,619
Dividends:  declared and paid - $.28 per share                              (21,921)                           (21,921)
Compensation plans, net:  407,851 shares issued;
     1,500 shares forfeited; 25,611 shares repurchased      4     14,404                           (4,804)       9,604
Tax benefits of compensation plans                                 1,260                                         1,260

Balances at June 30, 2000                             $   785 $  152,395 $1,031,413 $   60,017 $   (9,744)$  1,234,866


Balances at December 31, 2000                         $   787 $  157,394 $1,093,138 $   32,238 $   (5,747)$  1,277,810
Comprehensive income:
     Net income                                                             105,788                            105,788   $   39,350

     Unrealized gains, net of tax of $19,655 and $14,213                                36,523                  36,523       26,313
     Less:  reclassification adjustment for gains
          in income, net of tax of ($27,165) and ($4,084)                              (50,450)                (50,450)      (7,584)
     Increase (decrease) in unrealized gains on securities                             (13,927)                (13,927)      18,729
     Foreign currency translation adjustments                                             (419)                   (419)         163
     Total                                                                  105,788    (14,346)                 91,442   $   58,242
Dividends:  declared and paid - $.30 per share                              (23,735)                           (23,735)
Repurchase 35,200 Class A Common Shares                           (1,988)                                       (1,988)
Compensation plans, net: 706,660 shares issued;
    108,505 shares repurchased; 1,400 shares forfeited      6     20,979                           (6,195)      14,790
Tax benefits of compensation plans                                 7,050                                         7,050

Balances at June 30, 2001                             $   793 $  183,435 $1,175,191 $   17,892 $  (11,942)$  1,365,369

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________


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

Joint Operating Agencies - The application for a joint operating agency ("JOA") between the Company's Denver Rocky Mountain News ("RMN") and
MediaNews Group Inc.'s Denver Post was approved in January 2001 by the
U.S. Department of Justice.  The JOA commenced operations on
January 22, 2001. The Denver Publishing Company, a wholly owned subsidiary of the Company, holds a 50% interest in the JOA.

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

Derivative Instruments and Hedging Activities - The Company adopted Financial Accounting Standard ("FAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001. Adoption of the new standard had no effect on the Company's financial statements.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:


( in thousands )                                             Three months ended                            Six months ended
                                                              June 30,                                      June 30,
                                                   2001                     2000                 2001                     2000

Basic weighted-average shares outstanding             78,844                   78,115               78,781                   78,078
Effect of dilutive securities:
     Unvested restricted stock held by employees         160                      135                  153                      125
     Stock options held by employees                     998                      745                  999                      739
Diluted weighted-average shares outstanding           80,002                   78,995               79,933                   78,942




Recently Issued Accounting Standards - The Emerging Issues Task Force reached a consensus on Issue 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products in April 2001. The consensus, which must be adopted no later than January 1, 2002, requires consideration paid to customers to be deducted from revenue. The Company currently classifies amortization of distribution fees paid to cable television and satellite broadcast systems as an operating expense in its financial statements.

The Company plans to adopt this policy effective with its Annual Report on Form 10-K for the year ended December 31, 2001. Financial statements for prior periods will be restated. The change in classification will have no impact on the Company's reported operating income or financial position. However, operating revenues will be reduced by the amounts of amortization of distribution fees, which in the six months ended June 30 totaled $10,900,000 in 2001 and $9,000,000 in 2000.

In July 2001 the Financial Accounting Standards Board issued
FAS No. 141 - Business Combinations and FAS No. 142 - Goodwill and Other Intangible Assets. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

Currently recorded goodwill and intangibles will be evaluated against this new criteria and, as a result, certain intangibles may be subsumed into goodwill, or amounts initially recorded as gooodwill may be separately identified and recognized apart from goodwill. Under FAS 142 recorded goodwill will no longer be amortized, but instead will be tested for impairment at least annually. Recognized intangible assets will be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but will instead be tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

Goodwill and intangible assets with indefinite lives acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. Upon adoption of FAS 142, management expects amortization of goodwill and other intangible assets will be substantially reduced commencing January 1, 2002.

In connection with the adoption of FAS 142 the Company will also make a transitional impairment evaluation of whether goodwill is impaired as of January 1, 2002. To accomplish this, the Company must
(1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. This first step of the transitional assessment must be completed by June 30, 2002. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle.

It is not practicable to reasonably estimate the impact of the transitional impairment evaluation or to quantify the reduction in amortization of goodwill and other intangible assets. The recorded net book value of goodwill and other intangible assets at June 30, 2001, was $1,202,401,000. Amortization was $21,530,000 for the six months ended June 30, 2001.

Reclassifications - For comparative purposes, certain 2000 amounts have been reclassified to conform to 2001 classifications.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

2001 - In the first quarter the Company acquired an additional 3.5% interest in The Television Food Network.

2000 - In the first quarter the Company acquired the daily newspaper in Fort
       Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash; and television station KMCI in Lawrence, Kansas.

	 In later periods the Company acquired the daily newspaper in Henderson, Kentucky, and the weekly newspaper in Marco Island, Florida.

The following table presents additional information about the acquisitions:

   ( in thousands )

                                                                                                     Six months ended June 30,
                                                                                                 2001                     2000

   Goodwill and other intangible assets acquired                                           $        14,435          $        40,357
   Other assets acquired                                                                                                      6,518

   Total                                                                                            14,435                   46,875
   Fair value of Destin newspaper                                                                                            (3,857)
   Liabilities assumed                                                                                                          (38)

   Cash paid                                                                               $        14,435          $        42,980



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

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):

    ( in thousands )                                                       Three months                                Six months
                                                                               ended                                      ended
                                                                             June 30,                                   June 30,
                                                                               2000                                       2000

   Operating revenues                                                    $         1,262                            $         8,064
   Operating income (loss)                                                          (261)                                      (372)


3.  UNUSUAL CREDITS AND CHARGES

2001 - Included in net investment results are i) recognized net investment gains and ii) adjustments to accrued incentive compensation related to changes in the net gains (realized and estimated unrealized) on the Scripps Ventures I portfolio. Included in year-to-date recognized net investment gains are i) a gain of $65,900,000 on the exchange of the Company's investment in Time Warner for America Online, which acquired Time Warner, and an $11,700,000 gain on the sale of a portion of the Company's investment in Centra Software, ii) $22,600,000 in write-downs for several investments, and iii) an $8,400,000 reduction in accrued incentive compensation, to $3,100,000 at June 30, 2001, in conjunction with the $56,000,000 decrease in the total realized and estimated unrealized net gain on Scripps Ventures I's portfolio, to $21,000,000.

	 Net investment results increased net income $40,500,000 ($.51 per share) year-to-date and $1,900,000 ($.02 per share) for the quarter.

	 Costs associated with workforce reductions, including the Company's share of such costs at the Denver JOA, reduced operating income $11,200,000 in the second quarter and year-to-date period. Net income was reduced $7,100,000 ($.09 per share).

       The combined effect of the above items was to increase 2001 year-to-date net income $33,400,000 ($.42 per share) and to reduce 2001 second quarter net income $5,100,000 ($.07 per share).

2000 - Included in net investment results are i) realized gains of $5,000,000 on the sale of certain investments, ii) $11,000,000 in write-downs of certain investments, and iii) a $3,800,000 increase in accrued incentive compensation, to $10,800,000 at June 30, 2000, in conjunction with the $25,000,000 increase in the total realized and estimated unrealized net gain on Scripps Ventures I's portfolio, to $72,000,000.

	 Net investment results reduced net income $6,800,000 ($.09 per share) year-to-date and $1,000,000 ($.01 per share) for the quarter.

	 $800,000 of expenses associated with preparations for the joint newspaper operations in Denver, reduced net income $500,000
       ($.01 per share) in the second quarter.

       The combined effect of the above items and the gains on divestitures (see Note 2) was to reduce 2000 year-to-date net income $3,600,000 ($.05 per share) and to reduce second quarter net income $1,500,000 ($.02 per share).

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )                                                                                  As of
                                                                            June 30,           December 31,           June 30,
                                                                              2001                 2000                 2000

Variable rate credit facilities, including commercial paper          $            502,718 $            512,788 $            559,950
$100 million, 6.625% note, due in 2007                                             99,908               99,901               99,894
$100 million, 6.375% note, due in 2002                                             99,973               99,964               99,954
Other notes                                                                         8,714                1,956                2,227

Total long-term debt                                                              711,313              714,609              762,025
Current portion of long-term debt                                                 202,758              212,828              260,170

Long-term debt (less current portion)                                $            508,555 $            501,781 $            501,855



The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $700,000,000 (the "Variable Rate Credit Facilities"). The Variable Rate Credit Facilities are comprised of two unsecured lines, one limited to $400,000,000 principal amount maturing in 2001, and the other limited to $300,000,000 principal amount maturing in 2002. Borrowings under the Variable Rate Credit Facilities are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 4.1% at June 30, 2001, 6.6% at December 31, 2000, and 6.7% at June 30, 2000.

5.  INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )                                                               As of
                                                                            June 30,           December 31,           June 30,
                                                                              2001                2000                2000

Securities available for sale (at market value):
     AOL Time Warner common stock (2,017,000 shares)                 $            106,891
     Time Warner common stock (1,344,000 shares)                                          $             70,239 $            102,185
     Centra Software (700,500; 1,792,500; 1,792,500 common shares)                 11,901                6,946               17,030
     garden.com Inc. (2,414,000 common shares and 276,000 warrants)                                                           5,797
     iVillage Inc. (41,000; 270,000; 270,000 common shares)                            59                   40                5,412
     Other                                                                          4,542                3,929                4,819

Total available-for-sale securities                                               123,393               81,154              135,243
Denver newspaper JOA                                                              199,695
FOX SportSouth and other joint ventures                                             8,787                9,502                7,270
Other equity investments                                                           71,213               87,266               98,494

Total investments                                                    $            403,088 $            177,922 $            241,007


Unrealized gains (losses) on securities available for sale           $             27,607 $             49,047 $             91,323



Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value.
Fair value is based upon the closing price of the security on the reporting date.

The Company exchanged its investment in Time Warner for America Online, which acquired Time Warner, in the first quarter of 2001. The Company sold 1,092,000 shares of Centra Software in the second quarter of 2001. See Note 3.

The values of several of the Company's investments in available-for-sale securities declined below historical cost and were written down in 2000. During the third quarter of 2000 the Company received $5,000,000 upon delivery of 229,000 iVillage shares under the provisions of a zero-cost collar.

Other equity investments includes securities that do not trade in public markets, so they do not have readily determinable fair values. However, based upon the price paid by other investors for similar securities in subsequent rounds of financing, if any, and based upon management's assessment when circumstances indicate fair value is less than the price paid in the most recent round, the total estimated value of these investments was $80,000,000 on June 30, 2001, $163,000,000 on December 31,
2000, and $156,000,000 on June 30, 2000. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $54,000,000. The managers' compensation includes a share of the portfolio's cumulative net gain through December 2002 if a specified minimum return is achieved. Based on the portfolio's realized and estimated unrealized net gains of $21,000,000 through June 30, 2001, the incentive compensation accrual was $3,100,000. The incentive compensation accrual will be subject to change as the net gain changes through December 2002. Scripps Ventures II is authorized to invest up to $100,000,000, of which $41,000,000 was invested as of June 30, 2001. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

6.  SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. The Company primarily evaluates the operating performance of its segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA"), excluding divested operating units (see Note 2), unusual items (see Note 3) and all credits and charges classified as non-operating in the Consolidated Statements of Income. No single customer provides more than 10% of the Company's revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides more than 50% of the Company's international revenues, which are less than $50,000,000 annually.

Financial information for the Company's business segments is as follows:

( in thousands )                                                         Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                                 2001                 2000             2001                 2000

OPERATING REVENUES
Newspapers                                                   $   181,902          $   239,507      $   371,450          $   469,531
Scripps Networks                                                  99,182               86,466          186,799              159,789
Broadcast Television                                              74,199               87,471          140,120              164,158
Licensing and other media                                         22,819               24,752           47,112               48,775
Total                                                            378,102              438,196          745,481              842,253
Unusual item                                                      (4,049)                               (4,049)
Divested operating units                                                                1,262                                 8,064
Per consolidated financial statements                        $   374,053          $   439,458      $   741,432          $   850,317

EBITDA
Newspapers                                                   $    60,059          $    65,635      $   114,282          $   128,096
Scripps Networks                                                  26,593               25,179           42,414               40,517
Broadcast Television                                              25,255               32,910           41,342               56,464
Licensing and other media                                          3,902                4,154            8,641                8,630
Corporate                                                         (4,048)              (4,735)          (8,904)              (9,561)
Total                                                            111,761              123,143          197,775              224,146
Unusual items                                                    (10,713)                (836)         (10,713)                (836)
Divested operating units                                                                 (149)                                  (87)
Per consolidated financial statements                        $   101,048          $   122,158      $   187,062          $   223,223

DEPRECIATION
Newspapers                                                   $     6,085          $    10,359      $    13,230          $    20,360
Scripps Networks                                                   1,958                1,584            3,843                3,441
Broadcast Television                                               5,076                4,725            9,992                9,409
Licensing and other media                                            190                  193              384                  384
Corporate                                                            223                  267              440                  504
Total                                                             13,532               17,128           27,889               34,098
Unusual items                                                         63                                    63
Divested operating units                                                                   57                                   161
Per consolidated financial statements                        $    13,595          $    17,185      $    27,952          $    34,259

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers                                                   $     6,460          $     5,787      $    12,732          $    11,373
Scripps Networks                                                   1,899                1,873            3,706                3,600
Broadcast Television                                               2,352                2,356            4,681                4,708
Total                                                             10,711               10,016           21,119               19,681
Unusual items                                                        411                                   411
Divested operating units                                                                   55                                   124
Per consolidated financial statements                        $    11,122          $    10,071      $    21,530          $    19,805

OPERATING INCOME
Newspapers                                                   $    47,514          $    49,489      $    88,320          $    96,363
Scripps Networks                                                  22,736               21,722           34,865               33,476
Broadcast Television                                              17,827               25,829           26,669               42,347
Licensing and other media                                          3,712                3,961            8,257                8,246
Corporate                                                         (4,271)              (5,002)          (9,344)             (10,065)
Total                                                             87,518               95,999          148,767              170,367
Unusual items                                                    (11,187)                (836)         (11,187)                (836)
Divested operating units                                                                 (261)                                 (372)
Per consolidated financial statements                        $    76,331          $    94,902      $   137,580          $   169,159


( in thousands )                                                         Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                                 2001                 2000             2001                2000

PAYMENTS (GREATER) LESS THAN PROGRAM AMORTIZATION
AND NETWORK DISTRIBUTION COSTS
Scripps Networks                                             $    (7,658)         $    (4,665)     $   (15,218)         $   (10,089)
Broadcast Television                                               1,437                  198            1,364                 (146)
Total                                                        $    (6,221)         $    (4,467)     $   (13,854)         $   (10,235)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers                                                   $     5,375          $     5,150      $    15,763          $     9,354
Scripps Networks                                                   3,650                1,654            5,289                3,250
Broadcast Television                                               4,816                3,979            7,344               12,822
Licensing and other media                                            182                  231              280                  316
Corporate                                                            356                   72              419                  293
Total                                                             14,379               11,086           29,095               26,035
Divested operating units                                                                   45                                   110
Per consolidated financial statements                        $    14,379          $    11,131      $    29,095          $    26,145

BUSINESS ACQUISITIONS AND
     OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers                                                   $       382          $       805      $    64,650          $    32,806
Scripps Networks                                                   9,299                8,415           27,850                8,992
Broadcast Television                                                  27                   55               27               14,660
Licensing and other media                                                                   5                                    10
Venture capital and other investments                              3,161               37,101            7,372               46,052
Total                                                        $    12,869          $    46,381      $    99,899          $   102,520

ASSETS
Newspapers                                                                                         $ 1,280,470          $ 1,230,571
Scripps Networks                                                                                       569,280              492,002
Broadcast Television                                                                                   473,584              491,804
Licensing and other media                                                                               25,870               31,243
Venture capital and other investments                                                                  196,066              231,874
Corporate                                                                                               70,250               56,282
Total                                                                                                2,615,520            2,533,776
Divested operating units                                                                                 7,890               31,581
Total                                                                                              $ 2,623,410          $ 2,565,357




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

The application for a JOA between the Company's Denver Rocky Mountain News ("RMN") and MediaNews Group Inc.'s Denver Post was approved by the
U.S. Department of Justice. The JOA commenced operations on January 22, 2001. The Denver Publishing Company, a wholly owned subsidiary of the Company holds a 50% interest in the JOA.

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

All per share disclosures included in management's discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of operations were as follows:

( in thousands, except per share data )                     Quarterly Period                             Year-to-Date
                                                   2001        Change         2000              2001        Change         2000

Operating revenues:
     Newspapers                               $     181,166        (0.8)%  $   182,537     $     359,874        (0.4)%  $   361,337
     Scripps Networks                                99,182        14.7 %       86,466           186,799        16.9 %      159,789
     Broadcast Television                            74,199       (15.2)%       87,471           140,120       (14.6)%      164,158
     Licensing and other media                       22,819        (7.8)%       24,752            47,112        (3.4)%       48,775

     Total                                          377,366        (1.0)%      381,226           733,905        (0.0)%      734,059
     Rocky Mountain News                                736                     56,970            11,576                    108,194
     Unusual item                                    (4,049)                                      (4,049)
     Divested operating units                                                    1,262                                        8,064

Total operating revenues                      $     374,053                $   439,458     $     741,432                $   850,317

Operating income:
     Newspapers                               $      52,394        (7.0)%  $    56,345     $     100,766       (10.7)%  $   112,821
     Scripps Networks                                22,736         4.7 %       21,722            34,865         4.1 %       33,476
     Broadcast Television                            17,827       (31.0)%       25,829            26,669       (37.0)%       42,347
     Licensing and other media                        3,712        (6.3)%        3,961             8,257         0.1 %        8,246
     Corporate                                       (4,271)       14.6 %       (5,002)           (9,344)        7.2 %      (10,065)

     Total                                           92,398       (10.2)%      102,855           161,213       (13.7)%      186,825
     Rocky Mountain News                             (4,880)       28.8 %       (6,856)          (12,446)       24.4 %      (16,458)
     Unusual items                                  (11,187)                      (836)          (11,187)                      (836)
     Divested operating units                                                     (261)                                        (372)

Total operating income                               76,331                     94,902           137,580                    169,159
Interest expense                                    (10,859)                   (13,481)          (23,320)                   (26,117)
Investment results, net of expenses                   2,957                     (1,449)           61,742                    (10,511)
Net gains on divested operations                                                                                              6,269
Miscellaneous, net                                      480                         45               833                        991
Income taxes                                        (28,584)                   (32,833)          (69,226)                   (57,947)
Minority interest                                      (975)                    (1,063)           (1,821)                    (2,119)

Net income                                    $      39,350                $    46,121     $     105,788                $    79,725

Net income per share of common stock                   $.49                       $.58             $1.32                      $1.01

Weighted-average shares outstanding                  80,002                     78,995            79,933                     78,942



Reconciliations to net income from core operations:
     Reported net income                      $      39,350                $    46,121     $     105,788                $    79,725
     Add back / (deduct):
     Net investment results                          (1,930)                       951           (40,454)                     6,844
     Workforce reductions                             7,078                                        7,078
     Net gains on divested operations                                                                                        (3,763)
     Denver JOA expenses                                                           543                                          543
     Net income from core operations          $      44,498        (6.5)%  $    47,615     $      72,412       (13.1)%  $    83,349

     Reported net income per share of common stock     $.49                       $.58             $1.32                      $1.01
     Add back / (deduct):
     Net investment results                            (.02)                       .01              (.51)                       .09
     Workforce reductions                               .09                                          .09
     Net gains on divested operations                                                                                          (.05)
     Denver JOA expenses                                                           .01                                          .01
     Net income from core operations per
          share of common stock                        $.56        (6.7)%         $.60              $.91       (14.2)%        $1.06

     See Note 3 to the Consolidated Financial Statements on page F-10 regarding items excluded from core operations.

Other financial and statistical data, excluding divested operations and unusual items, is as follows:

( in thousands )                                                  Quarterly Period                         Year-to-Date
                                                          2001       Change        2000            2001       Change        2000

Total advertising revenues                            $   284,451        (2.8)%  $ 292,639     $   546,445        (1.9)%  $ 557,084

Advertising revenues as a
     percentage of total revenues                           75.4 %                   76.8 %          74.5 %                   75.9 %

EBITDA:
     Newspapers                                       $    64,413        (6.4)%  $  68,812     $   124,954        (9.0)%  $ 137,271
     Scripps Networks                                      26,593         5.6 %     25,179          42,414         4.7 %     40,517
     Broadcast Television                                  25,255       (23.3)%     32,910          41,342       (26.8)%     56,464
     Licensing and other media                              3,902        (6.1)%      4,154           8,641         0.1 %      8,630
     Corporate                                             (4,048)       14.5 %     (4,735)         (8,904)        6.9 %     (9,561)
     Total                                                116,115        (8.1)%    126,320         208,447       (10.7)%    233,321
     Denver Rocky Mountain News                            (4,354)                  (3,177)        (10,672)                  (9,175)

     Total EBITDA                                     $   111,761                $ 123,143     $   197,775                $ 224,146

Effective income tax rate for core operations               41.1 %                   40.9 %          41.2 %                   41.0 %

Net cash provided by operating activities             $    47,992                $  58,500     $   123,407                $ 115,640
Capital expenditures                                      (14,379)                 (11,086)        (29,095)                 (26,035)
Business acquisitions and other
     additions to long-lived assets                       (12,869)                 (46,381)        (99,899)                (102,520)
Increase (decrease) in long-term debt                     (34,848)                 (13,941)         (3,313)                  (7,435)
Dividends paid, including minority interests              (12,274)                 (11,363)        (24,519)                 (22,706)
Purchase and retirement of common stock                                                             (1,988)



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

Average daily borrowings under short-term credit facilities in the second quarter were $534 million in 2001 and $568 million in 2000. The weighted-average interest rate on such borrowings were 4.5% in 2001 and 6.4% in 2000. For the year-to-date period the weighted-average interest rate on the short-term credit facilities was 5.2% in 2001 and 6.2% in 2000. The Company is currently rolling over short-term debt at an effective 90-day yield of 3.7%. The average balance of all interest bearing obligations for the first half of the year was $770 million in 2001 and $799 million in 2000.

Interest capitalized was $410,000 in 2001 and $30,000 in 2000.

Operating results for each of the Company's reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS - RMN operating results are presented separately as a single line item to enhance comparability of year-over-year Newspaper operating results. Excluding divested operations and unusual items, operating results were as follows:

( in thousands )                                                  Quarterly Period                       Year-to-Date
                                                          2001      Change       2000            2001      Change       2000

Operating revenues:
     Local                                            $    50,966      (1.8)%  $  51,888     $   102,777      (1.5)%  $ 104,348
     Classified                                            51,228      (5.2)%     54,010         101,625      (3.7)%    105,485
     National                                               8,733      16.5 %      7,498          16,061      14.2 %     14,061
     Preprint and other                                    22,446       4.2 %     21,549          43,110       3.4 %     41,677

     Newspaper advertising                                133,373      (1.2)%    134,945         263,573      (0.8)%    265,571
     Circulation                                           34,058       3.0 %     33,068          69,460       2.7 %     67,604
     Joint operating agency distributions                  11,051      (9.9)%     12,266          20,927      (9.6)%     23,149
     Other                                                  2,684      18.9 %      2,258           5,914      18.0 %      5,013

Total operating revenues                                  181,166      (0.8)%    182,537         359,874      (0.4)%    361,337

Expenses, excluding depreciation and amortization:
     Editorial and newspaper content                       21,883       1.3 %     21,598          43,772       2.1 %     42,889
     Newsprint and ink                                     21,582      11.4 %     19,377          43,972      13.3 %     38,825
     Other press and production                            17,236       1.3 %     17,020          34,362       4.5 %     32,894
     Circulation and distribution                          16,652       6.9 %     15,579          33,066      10.0 %     30,058
     Other advertising, internet and printing               6,301       3.8 %      6,068          12,607       4.9 %     12,013
     Advertising sales and marketing                       16,621       3.5 %     16,065          32,978       4.1 %     31,677
     General and administrative                            15,817      (6.9)%     16,993          32,732      (3.8)%     34,017

Total                                                     116,092       3.0 %    112,700         233,489       5.0 %    222,373

EBITDA                                                     65,074      (6.8)%     69,837         126,385      (9.1)%    138,964
Share of pre-tax earnings of equity-method investments       (661)                (1,025)         (1,431)                (1,693)

Total EBITDA                                               64,413      (6.4)%     68,812         124,954      (9.0)%    137,271
Depreciation and amortization                              12,019      (3.6)%     12,467          24,188      (1.1)%     24,450

Operating income, excluding the RMN                        52,394      (7.0)%     56,345         100,766     (10.7)%    112,821
RMN operating income (loss)                                (4,880)     28.8 %     (6,856)        (12,446)     24.4 %    (16,458)

Total operating income                                $    47,514      (4.0)%  $  49,489     $    88,320      (8.3)%  $  96,363

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                  35.6 %                 37.7 %          34.7 %                 38.0 %
    Operating income                                        28.9 %                 30.9 %          28.0 %                 31.2 %

Capital expenditures                                  $     5,375              $   5,150     $    15,763              $   9,354

Business acquisitions and other
     additions to long-lived assets                           382                    805          64,650                 32,806



The demand for advertising was soft in most of the Company's markets for the first six months of 2001. On a pro forma basis, assuming all acquisitions had been completed as of January 1, 2000, local advertising decreased 3.7% in the quarter and 4.4% year-to-date. Classified advertising decreased 6% in the quarter and 5.3% year-to-date.

Expenses, other than newsprint, decreased approximately 1% on the same pro forma basis for the quarter, and were flat year-to-date.

Newsprint and ink increased primarily due to a 17% increase in year-over-year newsprint prices.

The Company's operating results in Denver are beginning to improve due to advertising and circulation rate increases implemented by the JOA. The Company also anticipates a substantial reduction in JOA operating expenses resulting from headcount reductions, and the publication of combined weekend editions and a single classified advertising section distributed daily in both newspapers.

SCRIPPS NETWORKS - Operating results, excluding unusual items, were as follows:

( in thousands )                                                  Quarterly Period                         Year-to-Date
                                                          2001       Change        2000            2001       Change        2000

Operating revenues:
     Advertising                                      $    77,920        10.2 %  $  70,702     $   144,519        12.7 %  $ 128,177
     Affiliate fees                                        19,935        37.2 %     14,535          39,692        36.1 %     29,165
     Other                                                  1,327         8.0 %      1,229           2,588         5.8 %      2,447

Total operating revenues                                   99,182        14.7 %     86,466         186,799        16.9 %    159,789

Operating expenses, excluding depreciation and amortization:
     Programming and production                            25,025        16.3 %     21,516          49,086        18.4 %     41,474
     Operations and distribution                            9,317        18.7 %      7,852          18,914        15.6 %     16,368
     Amortization of distribution fees                      5,645        22.0 %      4,628          10,944        21.3 %      9,024
     Sales and marketing                                   21,012        17.0 %     17,963          39,606        21.7 %     32,549
     General and administrative                            12,982        29.3 %     10,039          27,867        29.5 %     21,527

Total                                                      73,981        19.3 %     61,998         146,417        21.1 %    120,942

EBITDA - consolidated networks                             25,201         3.0 %     24,468          40,382         4.0 %     38,847
Share of pre-tax earnings of equity-method investments      1,392                      711           2,032                    1,670

Total EBITDA                                               26,593         5.6 %     25,179          42,414         4.7 %     40,517
Depreciation and amortization                               3,857        11.6 %      3,457           7,549         7.2 %      7,041

Operating income                                      $    22,736         4.7 %$    21,722     $    34,865         4.1 %$    33,476

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                  26.8 %                   29.1 %          22.7 %                   25.4 %
    Operating income                                        22.9 %                   25.1 %          18.7 %                   21.0 %

Payments for programming and network
     distribution fees less than (greater than)
     amounts recognized as expense                    $    (7,658)               $  (4,665)    $   (15,218)               $ (10,089)

Capital expenditures                                        3,650                    1,654           5,289                    3,250

Business acquisitions and other
     additions to long-lived assets                         9,299                    8,415          27,850                    8,992



According to the Nielsen Homevideo Index, HGTV was distributed to
70.5 million homes in June 2001, up 7.6 million from June 2000 and
0.7 million in the second quarter.  Food Network was distributed to
60.4 million homes in June 2001, up 11.0 million from June 2000 and 2.5 million in the second quarter.

The Company launched DIY in the fourth quarter of 1999 and expects to launch Fine Living, its fourth network, in early 2002. Start-up expenses associated with DIY and Fine Living reduced EBITDA in the second quarter by $4.9 million in 2001 compared to $2.5 million in the second quarter of 2000. DIY and Fine Living reduced year-to-date EBITDA $10.3 million in 2001 and $4.6 million in 2000. Full year start-up expenses are expected to reduce EBITDA by $20 million to $25 million. The cash required by DIY and Fine Living will substantially exceed the reported operating losses in 2001.

Excluding the start-up expenses of the new networks, EBITDA increased 14% in the quarter and 17% year-to-date.

BROADCAST TELEVISION - Operating results, excluding unusual items, were as follows:

( in thousands )                                                 Quarterly Period                         Year-to-Date
                                                         2001       Change        2000            2001       Change        2000

Operating revenues:
     Local                                           $    43,585        (9.3)%  $  48,072     $    82,538        (7.4)%  $  89,151
     National                                             26,266       (21.3)%     33,362          49,069       (22.6)%     63,414
     Political                                               304                    2,165             304                    3,906
     Other                                                 4,044         4.4 %      3,872           8,209         6.8 %      7,687

Total operating revenues                                  74,199       (15.2)%     87,471         140,120       (14.6)%    164,158

Operating expenses, excluding depreciation and amortization:
     Programming and station operations                   33,992        (7.7)%     36,826          68,763        (7.2)%     74,113
     Sales and marketing                                   9,291       (17.5)%     11,258          17,995       (14.9)%     21,149
     General and administrative                            5,661       (12.6)%      6,477          12,020        (3.3)%     12,432

Total                                                     48,944       (10.3)%     54,561          98,778        (8.3)%    107,694

EBITDA                                                    25,255       (23.3)%     32,910          41,342       (26.8)%     56,464
Depreciation and amortization                              7,428         4.9 %      7,081          14,673         3.9 %     14,117

Operating income                                     $    17,827       (31.0)%  $  25,829     $    26,669       (37.0)%  $  42,347

Other Financial and Statistical Data:

Percent of operating revenues:
    EBITDA                                                 34.0 %                   37.6 %          29.5 %                   34.4 %
    Operating income                                       24.0 %                   29.5 %          19.0 %                   25.8 %

Capital expenditures                                 $     4,816                $   3,979     $     7,344                $  12,822

Business acquisitions and other
     additions to long-lived assets                           27                       55              27                   14,660



The Company continues to be adversely affected by its relatively high exposure to weakly rated ABC television network programming. Six of the Company's 10 television stations are ABC affiliates. Year-over-year automobile advertising declined sharply in the quarter.

Operating expenses, excluding depreciation and amortization, are expected to decrease 6% to 9% for the full year.

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

The Company's Scripps Ventures Funds invest in new businesses focusing primarily on new media technology. See Note 5 to the Consolidated Financial Statements. At June 30, 2001, an additional $59 million remains to be invested under the Board of Directors authorization.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $7 million in the first half of 2001, to $707 million at June 30, 2001.

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

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands, except share data )                          As of June 30, 2001                   As of December 31, 2000
                                                                 Cost                 Fair             Cost                 Fair
                                                                 Basis                Value            Basis                Value

Financial instruments subject to interest rate risk:
     Variable rate credit facilities, including commercial paper $502,718          $   502,718      $   512,788          $   512,788
     $100 million, 6.625% note, due in 2007                        99,908               99,800           99,901               97,900
     $100 million, 6.375% note, due in 2002                        99,973              101,100           99,964               99,800
     Other notes                                                    8,714                7,682            1,956                  812

     Total long-term debt                                        $711,313          $   711,300      $   714,609          $   711,300

Financial instruments subject to market value risk:
     AOL Time Warner common stock (2,017,000 shares)             $ 93,719          $   106,891
     Time Warner common stock (1,344,000 shares)                                                    $    27,816          $    70,239
     Centra Software (700,500 and 1,792,500 common shares)          1,427               11,901            3,652                6,946
     Other available-for-sale securities                              640                4,601              639                3,969

     Total investments in publicly-traded companies                95,786              123,393           32,107               81,154
     Other equity investments                                      71,213               (a)              87,266               (a)

       (a)Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values.  However, based upon the price paid by other investors for similar securities in subsequent rounds of financing, if any, and based upon management's assessment when circumstances indicate fair value is less than the price paid in the most recent round, the total estimated value of these investments was $80,000,000 on
          June 30, 2001, and $163,000,000 on December 31, 2000.  There can be no assurance as to the amounts the Company would receive if these securities were sold.


The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 4.1% at June 30, 2001, and 6.6% at December 31, 2000.

                       THE E. W. SCRIPPS COMPANY


                            Index to Exhibits


Exhibit
    No.                       Item                                 Page

12	Ratio of Earnings to Fixed Charges 		                   E-2

RATIO OF EARNINGS TO FIXED CHARGES                                                                                        EXHIBIT 12
( in thousands )                                                         Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                                 2001                 2000             2001                 2000

EARNINGS AS DEFINED:
Earnings from operations before income taxes after
     eliminating undistributed earnings of 20%- to
     50%-owned affiliates                                    $    82,404          $    81,082      $   201,334          $   141,417
Fixed charges excluding capitalized interest and
     preferred stock dividends of majority-owned
     subsidiary companies                                         12,202               15,056           26,035               29,503

Earnings as defined                                          $    94,606          $    96,138      $   227,369          $   170,920

FIXED CHARGES AS DEFINED:
Interest expense, including amortization of
     debt issue costs                                        $    10,859          $    13,481      $    23,320          $    26,117
Interest capitalized                                                 181                   16              412                   30
Portion of rental expense representative
     of the interest factor                                        1,343                1,575            2,715                3,386
Preferred stock dividends of majority-owned
     subsidiary companies                                             20                   20               40                   40

Fixed charges as defined                                     $    12,403          $    15,092      $    26,487          $    29,573

RATIO OF EARNINGS TO FIXED CHARGES                                  7.63                 6.37             8.58                 5.78
