Form 10-Q
period 2001-09-30
SCRIPPS E W CO /DE
filed 2001-11-13
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number 0-16914

THE E. W. SCRIPPS COMPANY
(Exact name of registrant as specified in its charter)

Ohio	31-1223339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

312 Walnut Street Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

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

Yes X	No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001 there were 60,026,678 of the Registrant's Class A Common Shares outstanding and 19,096,913 of the Registrant's Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

THE E. W. SCRIPPS COMPANY

Dated:	November 13, 2001	BY:	D. J. Castellini

D. J. Castellini
Senior Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )	September 30, 2001	As of December 31, 2000	September 30, 2000
	( Unaudited )		( Unaudited )

ASSETS
Current Assets:
Cash and cash equivalents	$15,332	$14,112	$18,599
Accounts and notes receivable (less
allowances -$14,304, $13,891, $14,608)	228,734	289,583	255,822
Program rights and production costs	145,432	115,513	117,445
Network distribution fees	23,219	21,105	19,671
Inventories	7,521	17,802	18,905
Deferred income taxes	30,747	30,421	28,404
Miscellaneous	36,217	35,449	32,261

Total current assets	487,202	523,985	491,107

Investments	355,261	177,922	230,756

Property, Plant and Equipment	387,438	502,041	484,149

Goodwill and Other Intangible Assets	1,191,285	1,209,132	1,201,281

Other Assets:
Program rights and production costs (less current portion)	91,770	96,881	86,437
Network distribution fees (less current portion)	53,404	40,571	45,231
Miscellaneous	19,414	22,334	24,860

Total other assets	164,588	159,786	156,528

TOTAL ASSETS	$2,585,774	$2,572,866	$2,563,821

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )

	September 30, 2001 (Unaudited)	As of December 31, 2000	September 30, 2000 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$460,630	$212,828	$209,237
Accounts payable	84,762	114,275	103,604
Customer deposits and unearned revenue	32,686	37,214	32,988
Accrued liabilities:
Employee compensation and benefits	44,762	49,089	62,910
Network distribution fees	67,407	48,257	47,808
Miscellaneous	85,056	71,313	65,523

Total current liabilities	775,303	532,976	522,070

Deferred Income Taxes	138,767	129,932	148,345

Long-Term Debt (less current portion)	209,814	501,781	501,788

Other Long-Term Obligations and Minority Interests (less current portion)	127,953	130,367	129,182

Stockholders' Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and
outstanding: 60,020,711; 59,641,828; and 59,399,794 shares	600	596	594
Voting - authorized: 30,000,000 shares; issued and
outstanding: 19,096,913; 19,096,913; and 19,216,913 shares	191	191	192

Total	791	787	786
Additional paid-in capital	170,844	157,394	156,140
Retained earnings	1,185,918	1,093,138	1,055,849
Unrealized gains on securities available for sale	(12,546)	31,877	57,891
Foreign currency translation adjustment	(203)	361	602
Unvested restricted stock awards	(10,867)	(5,747)	(8,832)

Total stockholders' equity	1,333,937	1,277,810	1,262,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,585,774	$2,572,866	$2,563,821

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Operating Revenues:
Advertising	$247,617	$319,231	$804,841	$982,856
Circulation	34,850	35,162	105,090	110,059
Affiliate fees	20,556	14,464	60,248	43,629
Licensing	14,269	16,731	49,520	50,391
Joint operating agency distributions	14,280	11,924	31,064	35,073
Other	10,527	12,346	32,768	38,167

Total operating revenues	342,099	409,858	1,083,531	1,260,175

Operating Expenses:
Employee compensation and benefits	114,588	129,672	351,430	386,278
Newsprint and ink	20,035	38,228	68,659	114,066
Amortization of purchased programming	33,971	30,176	99,760	87,546
Other operating expenses	88,768	110,143	291,883	347,423
Depreciation	13,189	17,209	41,141	51,468
Amortization of intangible assets	10,793	10,079	32,323	29,884

Total operating expenses	281,344	335,507	885,196	1,016,665

Operating Income	60,755	74,351	198,335	243,510

Other Credits (Charges):
Interest expense	(8,417)	(13,393)	(31,737)	(39,510)
Investment results, net of expenses	(10,917)	900	50,825	(9,611)
Net gains on divested operations		(73)		6,196
Miscellaneous, net	240	1,002	1,073	1,993

Net other credits (charges)	(19,094)	(11,564)	20,161	(40,932)

Income Before Taxes and Minority Interests	41,661	62,787	218,496	202,578
Provision for Income Taxes	18,023	26,319	87,249	84,266

Income Before Minority Interests	23,638	36,468	131,247	118,312
Minority Interests	1,005	1,040	2,826	3,159

Net Income	$22,633	$35,428	$128,421	$115,153

Net Income per Share of Common Stock:
Basic	$.29	$.45	$1.63	$1.47
Diluted	.28	.45	1.61	1.46

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Nine months ended
	September 30,
	2001	2000

Cash Flows from Operating Activities:
Net income	$128,421	$115,153
Adjustments to reconcile net income
to net cash flows from operating activities:
Depreciation and amortization	73,464	81,352
Net investment results and loss (gain) on divestitures	(54,270)	4,315
Deferred income taxes	32,657	3,298
Dividends greater than share of earnings of equity method investments	21,382	515
Minority interests in income of subsidiary companies	2,826	3,159
Network distribution fee amortization greater (less) than payments	3,323	8,172
Program cost amortization greater (less) than payments	(23,516)	(24,841)
Other changes in certain working capital accounts, net	15,445	(7,556)
Miscellaneous, net	15,777	8,371

Net operating activities	215,509	191,938

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(46,054)	(44,535)
Purchase of subsidiary companies and long-term investments	(33,595)	(112,156)
Payment for interest in Denver JOA	(62,117)
Sale of subsidiary companies and long-term investments	14,694	50,963
Miscellaneous, net	1,508	10,695

Net investing activities	(125,564)	(95,033)

Cash Flows from Financing Activities:
Increase in long-term debt	8,059	737
Payments on long-term debt	(52,249)	(58,270)
Repurchase Class A Common shares	(20,671)
Dividends paid	(35,641)	(32,913)
Dividends paid to minority interests	(1,176)	(1,175)
Miscellaneous, net (primarily employee stock compensation)	12,953	2,859

Net financing activities	(88,725)	(88,762)

Increase in Cash and Cash Equivalents	1,220	8,143

Cash and Cash Equivalents:
Beginning of year	14,112	10,456

End of period	$15,332	$18,599

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$27,946	$35,691
Income taxes paid	26,964	81,094
Denver newspaper assets contributed to JOA	160,064
Destin newspaper traded for Fort Pierce newspaper (see Note 2)		3,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )
				Accumulated	Unvested		Comprehensive
		Additional		Other	Restricted	Total	Income for the
	Common	Paid-in	Retained	Comprehensive	Stock	Stockholders’	Three Months
	Stock	Capital	Earnings	Income	Awards	Equity	Ended Sept. 30

Balances at December 31, 1999	$781	$136,731	$973,609	$58,271	$(4,940)	$1,164,452
Comprehensive income:
Net income			115,153			115,153	$35,428

Unrealized gains, net of tax of $710 and ($816)				1,406		1,406	(1,418)
Less: reclassification adjustment for gains in income, net of tax of ($438) and ($4)				(813)		(813)	(8)

Increase (decrease) in unrealized gains on securities				593		593	(1,426)
Foreign currency translation adjustments				(371)		(371)	(98)

Total			115,153	222		115,375	$33,904

Dividends: declared and paid - $.42 per share			(32,913)			(32,913)
Compensation plans, net: 502,895 shares issued; 1,500 shares forfeited; 27,050 shares repurchased	5	17,549			(3,892)	13,662
Tax benefits of compensation plans		1,860				1,860

Balances at September 30, 2000	$786	$156,140	$1,055,849	$58,493	$(8,832)	$1,262,436

Balances at December 31, 2000	$787	$157,394	$1,093,138	$32,238	$(5,747)	$1,277,810
Comprehensive income:
Net income			128,421			128,421	$22,633

Unrealized gains, net of tax of $3,065 and ($16,590)				6,116		6,116	(30,407)
Less: reclassification adjustment for gains in income, net of tax of ($27,213) and ($48)				(50,539)		(50,539)	(89)

Increase (decrease) in unrealized gains on securities				(44,423)		(44,423)	(30,496)
Foreign currency translation adjustments				(564)		(564)	(145)

Total			128,421	(44,987)		83,434	$(8,008)

Dividends: declared and paid - $.45 per share			(35,641)			(35,641)
Repurchase 352,200 Class A Common Shares	(4)	(20,667)				(20,671)
Compensation plans, net: 843,008 shares issued; 109,425 shares repurchased; 2,500 shares forfeited	8	25,214			(5,120)	20,102
Tax benefits of compensation plans		8,903				8,903

Balances at September 30, 2001	$791	$170,844	$1,185,918	$(12,749)	$(10,867)	$1,333,937

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2000, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Joint Operating Agencies - The application for a joint operating agency (“JOA”) between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s Denver Post was approved in January 2001 by the U.S. Department of Justice. The JOA commenced operations on January 22, 2001. The Denver Publishing Company, a wholly owned subsidiary of the Company, holds a 50% interest in the JOA.

Included in JOA distributions in the Consolidated Statements of Income is the Company’s share of the operating profit (loss) of the Denver JOA from January 22, 2001. The Company also includes in its operating expenses its editorial costs associated with the RMN. The Company’s financial statements no longer include the advertising and other revenue of the RMN, the costs to produce, distribute and market the newspaper, nor related depreciation. The Company’s residual interest in the net assets of the JOA is included in Investments in the Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities - The Company adopted Financial Accounting Standard (“FAS”) No. 133 – Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001. Adoption of the new standard had no effect on the Company’s financial statements.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic weighted-average shares outstanding	78,977	78,186	78,847	78,114
Effect of dilutive securities:
Unvested restricted stock held by employees	180	185	162	145
Stock options held by employees	1,010	802	1,002	760

Diluted weighted-average shares outstanding	80,167	79,173	80,011	79,019

Recently Issued Accounting Standards - The Emerging Issues Task Force reached a consensus on Issue 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products in April 2001. The consensus, which must be adopted no later than January 1, 2002, requires consideration paid to customers to be deducted from revenue. The Company currently classifies amortization of distribution fees paid to cable television and satellite broadcast systems as an operating expense in its financial statements.

The Company plans to adopt this policy effective with its Annual Report on Form 10-K for the year ended December 31, 2001. Financial statements for prior periods will be restated. The change in classification will have no impact on the Company’s reported operating income or financial position. However, operating revenues will be reduced by the amounts of amortization of distribution fees, which in the nine months ended September 30 totaled $17,000,000 in 2001 and $13,900,000 in 2000.

In July 2001 the Financial Accounting Standards Board issued FAS No. 141 - Business Combinations and FAS No. 142 - Goodwill and Other Intangible Assets. FAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill. Intangible assets that do not meet the requirements for recognition apart from goodwill are subsumed into goodwill.

The Company will adopt FAS 142 effective January 1, 2002. Upon adoption management will assess the estimated useful lives of intangible assets. Recorded goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be tested for impairment at least annually. Goodwill and intangible assets with indefinite lives acquired in business combinations completed before July 1, 2001, will continue to be amortized until December 31, 2001. Other intangible assets will be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Upon adoption of FAS 142, the Company will make a transitional evaluation of whether goodwill is impaired. To accomplish this, the Company must (i) identify its reporting units, (ii) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (iii) determine whether the carrying value of each reporting unit exceeds fair value. This first step of the transitional assessment must be completed by June 30, 2002. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle.

Recorded goodwill and other intangible assets as of September 30, 2001 were as follows:

( in thousands )

Goodwill	$1,203,260
Customer base	180,694
Work force	17,020
Network affiliation contracts	58,520
FCC licenses	30,644
Customer lists	4,219
Other	8,821

Total	1,503,178
Accumulated amortization	311,893

Net goodwill and other intangible assets	$1,191,285

The Company cannot at this time estimate the impact, if any, of the transitional impairment evaluation. The Company is currently assessing the estimated useful lives of its intangible assets and cannot estimate the impact of adoption of the new standards on amortization of goodwill and other intangible assets. However, it is expected that amortization of goodwill and other intangible assets will decrease substantially.

Reclassifications - For comparative purposes, certain 2000 amounts have been reclassified to conform to 2001 classifications.

2. ACQUISITIONS AND DIVESTITURES

Acquisitions

2001 -	In the first quarter the Company acquired an additional 3.5% interest in The Television Food Network.

2000 -	In the first quarter the Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash; and television station KMCI in Lawrence, Kansas. In the third quarter the Company acquired the weekly newspaper in Marco Island, Florida.

The following table presents additional information about the acquisitions:

( in thousands )

	September 30,
	2001	2000

Goodwill and other intangible assets acquired	$14,435	$55,589
Other assets acquired		7,532

Total	14,435	63,121
Fair value of Destin newspaper		(3,857)
Liabilities assumed		(197)

Cash paid	$14,435	$59,067

In the fourth quarter of 2000 the Company acquired the daily newspaper in Henderson, Kentucky.

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

Divestitures

2000 -	In the first quarter the Company sold its independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; and North Palm Beach, Florida, and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. In the third quarter the Company sold its remaining independent telephone directories in Louisiana. The sales and trade resulted in net gains of $6,196,000, $3,700,000 after-tax ($.05 per share).

Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):

( in thousands )	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2000	2000

Operating revenues	$2,436	$10,500
Operating income (loss)	97	(275)

3. UNUSUAL CREDITS AND CHARGES

2001 -	Included in net investment results are i) recognized net investment gains and ii) adjustments to accrued incentive compensation related to changes in the net gains (realized and estimated unrealized) on the Scripps Ventures I portfolio. Included in year-to-date recognized net investment gains are i) a gain of $65,900,000 on the exchange of the Company’s investment in Time Warner for America Online, which acquired Time Warner, and an $11,700,000 gain on the sale of a portion of the Company’s investment in Centra Software, ii) $35,000,000 in write-downs for several investments, and iii) an $11,500,000 reduction in accrued incentive compensation, to zero at September 30, 2001.

Net investment results increased net income $33,500,000 ($.42 per share) year-to-date and decreased net income $6,900,000 ($.09 per share) for the quarter.

Costs associated with workforce reductions, including the Company’s share of such costs at the Denver JOA, reduced operating income $1,500,000 in the third quarter and $12,700,000 year-to-date. Net income was reduced $900,000 ($.01 per share) in the third quarter and $8,000,000 ($.10 per share) year-to-date.

The combined effect of the above items was to increase 2001 year-to-date net income $25,500,000 ($.32 per share) and to reduce 2001 third quarter net income $7,900,000 ($.10 per share).

2000 -	Included in net investment results are i) realized gains of $12,400,000 on the sale of certain investments, ii) $15,400,000 in write-downs of certain investments, and iii) a $6,200,000 increase in accrued incentive compensation, to $13,200,000 at September 30, 2000.

Net investment results reduced net income $6,100,000 ($.08 per share) year-to-date and increased net income $800,000 ($.01 per share) for the quarter.

$3,200,000 of expenses associated with preparations for the joint newspaper operations in Denver, of which $2,400,000 was recognized in the third quarter, reduced net income $1,600,000 ($.02 per share) in the third quarter and $2,100,000 ($.03 per share) year-to-date.

The combined effect of the above items and the gains on divestitures (see Note 2) was to reduce 2000 year-to-date net income $4,500,000 ($.05 per share) and to reduce third quarter net income $800,000 ($.01 per share).

F-10

4.   LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	September 30, 2001	As of December 31, 2000	September 30, 2000

Variable rate credit facilities, including commercial paper	$460,590	$512,788	$509,196
$100 million, 6.625% note, due in 2007	99,912	99,901	99,898
$100 million, 6.375% note, due in 2002	99,978	99,964	99,959
Other notes	9,964	1,956	1,972

Total long-term debt	670,444	714,609	711,025
Current portion of long-term debt	460,630	212,828	209,237

Long-term debt (less current portion)	$209,814	$501,781	$501,788

The Company has a Competitive Advance and Revolving Credit Facility Agreement, which permits aggregate borrowings up to $675,000,000 (the "Variable Rate Credit Facilities") maturing in 2002. Borrowings are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 3.2% at September 30, 2001, 6.6% at December 31, 2000, and 6.7% at September 30, 2000.

5. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	September 30, 2001	As of December 31, 2000	September 30, 2000

Securities available for sale (at market value):
AOL Time Warner common stock (2,017,000 shares)	$66,757
Time Warner common stock (1,344,000 shares)		$70,239	$105,318
Centra Software (700,500; 1,792,500; 1,792,500 common shares)	5,996	6,946	11,653
garden.com Inc. (2,414,000 common shares and 276,000 warrants)			2,112
Other	3,483	3,969	4,442

Total available-for-sale securities	76,236	81,154	123,525
Denver newspaper JOA	202,944
FOX SportSouth and other joint ventures	8,706	9,502	8,948
Other equity investments	67,375	87,266	98,283

Total investments	$355,261	$177,922	$230,756

Unrealized gains (losses) on securities available for sale	$(19,529)	$49,047	$89,076

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

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. Many of the investees have had no rounds of equity financing in the past 18 months. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $54,000,000. The managers' compensation includes a share of the portfolio's cumulative net gain through December 2002 if a specified minimum return is achieved. The incentive compensation accrual was zero at September 30, 2001, and will be subject to change as the net gain changes through December 2002. Scripps Ventures II is authorized to invest up to $100,000,000, of which $42,000,000 was invested as of September 30, 2001. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

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

Financial information for the Company’s business segments is as follows:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

OPERATING REVENUES
Newspapers	$177,975	$231,519	$549,425	$701,050
Scripps Networks	83,103	72,540	269,902	232,329
Broadcast Television	61,121	79,793	201,241	243,951
Licensing and other media	19,900	23,570	67,012	72,345

Total	342,099	407,422	1,087,580	1,249,675
Unusual item			(4,049)
Divested operating units		2,436		10,500

Per consolidated financial statements	$342,099	$409,858	$1,083,531	$1,260,175

EBITDA
Newspapers	$58,200	$63,272	$172,482	$191,368
Scripps Networks	17,647	13,806	60,061	54,323
Broadcast Television	12,478	28,191	53,820	84,655
Licensing and other media	2,513	3,947	11,154	12,577
Corporate	(4,561)	(5,518)	(13,465)	(15,079)

Total	86,277	103,698	284,052	327,844
Unusual items	(1,540)	(2,407)	(12,253)	(3,243)
Divested operating units		348		261

Per consolidated financial statements	$84,737	$101,639	$271,799	$324,862

DEPRECIATION
Newspapers	$6,316	$10,293	$19,546	$30,653
Scripps Networks	1,582	1,896	5,425	5,337
Broadcast Television	4,794	4,787	14,786	14,196
Licensing and other media	232	(218)	616	166
Corporate	265	255	705	759

Total	13,189	17,013	41,078	51,111
Unusual items			63
Divested operating units		196		357

Per consolidated financial statements	$13,189	$17,209	$41,141	$51,468

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers	$6,516	$5,841	$19,248	$17,214
Scripps Networks	1,902	1,802	5,608	5,402
Broadcast Television	2,375	2,381	7,056	7,089

Total	10,793	10,024	31,912	29,705
Unusual items			411
Divested operating units		55		179

Per consolidated financial statements	$10,793	$10,079	$32,323	$29,884

OPERATING INCOME
Newspapers	$45,368	$47,138	$133,688	$143,501
Scripps Networks	14,163	10,108	49,028	43,584
Broadcast Television	5,309	21,023	31,978	63,370
Licensing and other media	2,281	4,165	10,538	12,411
Corporate	(4,826)	(5,773)	(14,170)	(15,838)

Total	62,295	76,661	211,062	247,028
Unusual items	(1,540)	(2,407)	(12,727)	(3,243)
Divested operating units		97		(275)

Per consolidated financial statements	$60,755	$74,351	$198,335	$243,510

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

PAYMENTS (GREATER) LESS THAN PROGRAM AMORTIZATION
AND NETW ORK DISTRIBUTION COSTS
Scripps Networks	$(7,162)	$(7,029)	$(22,380)	$(17,118)
Broadcast Television	823	595	2,187	449

Total	$(6,339)	$(6,434)	$(20,193)	$(16,669)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers	$8,334	$12,182	$24,097	$21,536
Scripps Networks	5,523	3,132	10,812	6,382
Broadcast Television	2,951	2,952	10,295	15,774
Licensing and other media	21	13	301	329
Corporate	130	111	549	404

Total	16,959	18,390	46,054	44,425
Divested operating units				110

Per consolidated financial statements	$16,959	$18,390	$46,054	$44,535

BUSINESS ACQUISITIONS AND
OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers	$80	$17,334	$63,796	$50,140
Scripps Networks	19,570	3,833	47,420	12,825
Broadcast Television		50	27	14,710
Licensing and other media				10
Venture capital and other investments	8,623	4,874	15,995	50,926

Total	$28,273	$26,091	$127,238	$128,611

ASSETS
Newspapers			$1,279,953	$1,245,711
Scripps Networks			576,627	499,300
Broadcast Television			484,308	501,383
Licensing and other media			21,736	30,789
Venture capital and other investments			143,687	221,425
Corporate			71,604	56,980

Total			2,577,915	2,555,588
Divested operating units			7,859	8,233

Total			$2,585,774	$2,563,821

Other additions to long-lived assets include investments and network distribution fees. Corporate assets are primarily cash, cash equivalent and other short-term investments, and refundable and deferred income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company operates in three reportable segments: Newspapers, Scripps Networks, and Broadcast Television.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements that are based on management’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond the Company’s control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS

Acquisitions and divestitures can affect the comparability of year-over-year reported results. Amounts included in the accompanying tables include the results of acquired operations from the dates of acquisition. The results of divested operating units are removed from the segment operating results and reported separately because management believes they impede analysis of the Company’s ongoing operations.

See Note 2 to the Consolidated Financial Statements on page F-9 regarding acquisitions and divestitures.

The application for a JOA between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s Denver Post was approved in January 2001 by the U.S. Department of Justice. The JOA commenced operations on January 22, 2001. The Denver Publishing Company, a wholly owned subsidiary of the Company holds a 50% interest in the JOA.

Included in RMN revenue is the Company’s share of the operating profit (loss) of the Denver JOA from January 22, 2001. The Company also includes in its operating expenses its editorial costs associated with the RMN. The Company’s financial statements no longer include the advertising and other revenue of the RMN, the costs to produce, distribute and market the newspaper, nor related depreciation. To enhance comparability of year-over-year operating results, the Company is reporting the RMN separately.

All per share disclosures included in management’s discussion and analysis of financial condition and results of operations are on a diluted basis.

Consolidated results of operations were as follows:

( in thousands, except per share data )		Quarterly Period			Year-to-Date
	2001	Change	2000	2001	Change	2000

Operating revenues:
Newspapers	$174,315	(0.3)%	$174,838	$534,189	(0.4)%	$536,175
Scripps Networks	83,103	14.6%	72,540	269,902	16.2%	232,329
Broadcast Television	61,121	(23.4)%	79,793	201,241	(17.5)%	243,951
Licensing and other media	19,900	(15.6)%	23,570	67,012	(7.4)%	72,345

Total	338,439	(3.5)%	350,741	1,072,344	(1.1)%	1,084,800
Rocky Mountain News	3,660		56,681	15,236		164,875
Unusual item				(4,049)
Divested operating units			2,436			10,500

Total operating revenues	$342,099		$409,858	$1,083,531		$1,260,175

Operating income:
Newspapers	$47,152	(8.7)%	$51,650	$147,918	(10.1)%	$164,471
Scripps Networks	14,163	40.1%	10,108	49,028	12.5%	43,584
Broadcast Television	5,309	(74.7)%	21,023	31,978	(49.5)%	63,370
Licensing and other media	2,281	(45.2)%	4,165	10,538	(15.1)%	12,411
Corporate	(4,826)	16.4%	(5,773)	(14,170)	10.5%	(15,838)

Total	64,079	(21.1)%	81,173	225,292	(15.9)%	267,998
Rocky Mountain News	(1,784)	60.5%	(4,512)	(14,230)	32.1%	(20,970)
Unusual items	(1,540)		(2,407)	(12,727)		(3,243)
Divested operating units			97			(275)

Total operating income	60,755		74,351	198,335		243,510
Interest expense	(8,417)		(13,393)	(31,737)		(39,510)
Investment results, net of expenses	(10,917)		900	50,825		(9,611)
Net gains (loss) on divested operations			(73)			6,196
Miscellaneous, net	240		1,002	1,073		1,993
Income taxes	(18,023)		(26,319)	(87,249)		(84,266)
Minority interest	(1,005)		(1,040)	(2,826)		(3,159)

Net income	$22,633		$35,428	$128,421		$115,153

Net income per share of common stock	$.28		$.45	$1.61		$1.46

Weighted-average shares outstanding	80,167		79,173	80,011		79,019

Reconciliations to net income from core operations:
Reported net income	$22,633		$35,428	$128,421		$115,153
Add back/(deduct):
Net investment results	6,948		(772)	(33,506)		6,072
Workforce reductions	904			7,982
Net (gains) loss on divested operations			47			(3,716)
Denver JOA expenses			1,565			2,108

Net income from core operations	$30,485	(15.9)%	$36,268	$102,897	(14.0)%	$119,617

Reported net income per share of common stock	$.28		$.45	$1.61		$1.46
Add back/(deduct):
Net investment results	.09		(.01)	(.42)		.08
Workforce reductions	.01			.10
Net (gains) loss on divested operations			.00			(.05)
Denver JOA expenses			.02			.03

Net income from core operations per
share of common stock	$.38	(17.4)%	$.46	$1.29	(14.6)%	$1.51

See Note 3 to the Consolidated Financial Statements on page F-10 regarding items excluded from core operations.

Other financial and statistical data, excluding divested operations and unusual items, are as follows:

(in thousands)		Quarterly Period			Year-to-date
	2001	Change	2000	2001	Change	2000

Total advertising revenues	$247,617	(6.5)%	$264,768	$794,062	(3.4)%	$821,852

Advertising revenues as a
percentage of total revenues	73.2%		75.5%	74.0%		75.8%

EBITDA:
Newspapers	$59,470	(7.2)%	$64,116	$184,424	(8.4)%	$201,387
Scripps Networks	17,647	27.8%	13,806	60,061	10.6%	54,323
Broadcast Television	12,478	(55.7)%	28,191	53,820	(36.4)%	84,655
Licensing and other media	2,513	(36.3)%	3,947	11,154	(11.3)%	12,577
Corporate	(4,561)	17.3%	(5,518)	(13,465)	10.7%	(15,079)

Total	87,547	(16.3)%	104,542	295,994	(12.4)%	337,863
Denver Rocky Mountain News	(1,270)		(844)	(11,942)		(10,019)

Total EBITDA	$86,277		$103,698	$284,052		$327,844

Effective income tax rate for core operations	41.8%		42.0%	41.4. %		41.3%

Net cash provided by operating activities	$92,102		$76,298	$215,509		$191,938
Capital expenditures	(16,959)		(18,390)	(46,054)		(44,425)
Business acquisitions and other
additions to long-lived assets	(28,273)		(26,091)	(127,238)		(128,611)
Increase (decrease) in long-term debt	(40,877)		(50,098)	(44,190)		(57,533)
Dividends paid, including minority interests	(12,298)		(11,382)	(36,817)		(34,088)
Purchase and retirement of common stock	(18,683)			(20,671)

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

Average daily borrowings under short-term credit facilities in the third quarter were $457 million in 2001 and $512 million in 2000. The weighted-average interest rate on such borrowings was 3.6% in 2001 and 6.7% in 2000. For the year-to-date period the weighted-average interest rate on the short-term credit facilities was 4.8% in 2001 and 6.3% in 2000. The Company is currently rolling over short-term debt at an effective 90-day yield of 2.0%. The average balance of all interest bearing obligations for the first nine months of the year was $747 million in 2001 and $783 million in 2000.

Interest capitalized was $600,000 in 2001 and $50,000 in 2000.

Third quarter operating results were affected by a downturn in business immediately following the September 11, 2001, terrorist attacks, which exacerbated an already weak advertising market. The Company's nine network-affiliated television stations broadcast 36 hours of continuous, commercial free network and local news coverage following the attacks, and for the next several days there was little demand for television advertising.

Operating results for each of the Company's reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS - RMN operating results are presented separately as a single line item to enhance comparability of year-over-year Newspaper operating results. Excluding divested operations and unusual items, operating results were as follows:

(in thousands)		Quarterly Period			Year-to-date
	2001	Change	2000	2001	Change	2000

Operating revenues:
Local	$45,697	(2.2)%	$46,705	$148,474	(1.7)%	$151,053
Classified	50,720	(5.7)%	53,763	152,345	(4.3)%	159,248
National	7,965	8.1%	7,367	24,026	12.1%	21,428
Preprint and other	21,911	4.0%	21,074	65,021	3.6%	62,751

Newspaper advertising	126,293	(2.0)%	128,909	389,866	(1.2)%	394,480
Circulation	34,850	8.7%	32,058	104,310	4.7%	99,662
Joint operating agency distributions	10,620	(10.9)%	11,924	31,547	(10.1)%	35,073
Other	2,552	31.1%	1,947	8,466	21.6%	6,960

Total operating revenues	174,315	(0.3)%	174,838	534,189	(0.4)%	536,175

Expenses, excluding depreciation and amortization:
Editorial and newspaper content	21,910	4.0%	21,073	65,682	2.7%	63,962
Newsprint and ink	19,424	2.2%	18,998	63,396	9.6%	57,823
Other press and production	16,708	4.3%	16,026	51,096	4.4%	48,946
Circulation and distribution	16,257	9.3%	14,878	48,041	6.9%	44,936
Other advertising, internet and printing	7,253	14.6%	6,329	21,849	14.6%	19,062
Advertising sales and marketing	15,104	0.1%	15,088	47,376	2.9%	46,045
General and administrative	17,717	0.5%	17,633	50,422	(2.3)%	51,624

Total	114,373	4.0%	110,025	347,862	4.7%	332,398

EBITDA	59,942	(7.5)%	64,813	186,327	(8.6)%	203,777
Share of pre-tax earnings of equity-method investments	(472)		(697)	(1,903)		(2,390)

Total EBITDA	59,470	(7.2)%	64,116	184,424	(8.4)%	201,387
Depreciation and amortization	12,318	(1.2)%	12,466	36,506	(1.1)%	36,916

Operating income, excluding the RMN	47,152	(8.7)%	51,650	147,918	(10.1)%	164,471
RMN operating income (loss)	(1,784)	60.5%	(4,512)	(14,230)	32.1%	(20,970)

Total operating income	$45,368	(3.8)%	$47,138	$133,688	(6.8)%	$143,501

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	34.1%		36.7%	34.5%		37.6%
Operating income	27.0%		29.5%	27.7%		30.7%

Capital expenditures	$8,334		$12,182	$24,097		$21,536
Business acquisitions and other
additions to long-lived assets	80		17,334	63,796		50,140

The demand for advertising was soft in most of the Company's markets for the first nine months of 2001, particularly local retail and help wanted classified advertising. On a pro forma basis, assuming all acquisitions had been completed as of January 1, 2000, local advertising decreased 3.8% in the quarter and 4.2% year-to-date. Classified advertising decreased 6.4% in the quarter and 5.7% year-to-date.

Expenses other than newsprint increased approximately 2.3% for the quarter and 1% year-to-date on the same pro forma basis. Newsprint and ink increased primarily due to a 7% increase in year-over-year newsprint prices.

The Company's operating results in Denver have improved due to advertising and circulation rate increases and cost cutting measures implemented by the JOA, including the publication of combined weekend editions and a single classified advertising section distributed daily in both newspapers. However, in addition to the soft demand for advertising in general, major metropolitan markets in the U.S., including Denver, have experienced sharp decreases in help wanted advertising. This has slowed the improvement in operating results expected at the outset of the JOA.

SCRIPPS NETWORKS - Operating results, excluding unusual items, were as follows:

(in thousands)		Quarterly Period			Year-to-date
	2001	Change	2000	2001	Change	2000

Operating revenues:
Advertising	$61,234	8.3%	$56,559	$205,753	11.4%	$184,736
Affiliate fees	20,556	42.1%	14,464	60,248	38.1%	43,629
Other	1,313	(13.4)%	1,517	3,901	(1.6)%	3,964

Total operating revenues	83,103	14.6%	72,540	269,902	16.2%	232,329

Operating expenses, excluding depreciation and amortization:
Programming and production	25,747	16.8%	22,040	74,833	17.8%	63,514
Operations and distribution	7,877	4.1%	7,568	26,791	11.9%	23,936
Amortization of distribution fees	6,047	24.2%	4,869	16,991	22.3%	13,893
Sales and marketing	15,701	(4.9)%	16,517	55,307	12.7%	49,066
General and administrative	12,028	27.3%	9,452	39,895	28.8%	30,979

Total	67,400	11.5%	60,446	213,817	17.9%	181,388

EBITDA - consolidated networks	15,703	29.8%	12,094	56,085	10.1%	50,941
Share of pre-tax earnings of equity-method investments	1,944		1,712	3,976		3,382

Total EBITDA	17,647	27.8%	13,806	60,061	10.6%	54,323
Depreciation and amortization	3,484	(5.8)%	3,698	11,033	2.7%	10,739

Operating income	$14,163	40.1%	$10,108	$49,028	12.5%	$43,584

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	21.2%		19.0%	22.3%		23.4%
Operating income	17.0%		13.9%	18.2%		18.8%

Payments for programming and network
distribution fees less than (greater than)
amounts recognized as expense	$(7,162)		$(7,029)	$(22,380)		$(17,118)

Capital expenditures	5,523		3,132	10,812		6,382

Business acquisitions and other
additions to long-lived assets	19,570		3,833	47,420		12,825

According to the Nielsen Homevideo Index, HGTV was distributed to 74.3 million homes in September 2001, up 8.4 million from September 2000 and 3.8 million in the third quarter. Food Network was distributed to 67.7 million homes in September 2001, up 15.4 million from September 2000 and 7.3 million in the third quarter.

During the third quarter Food Network renewed its distribution agreement with AT&T, expanding distribution of Food Network and providing for payment of affiliate fees to Food Network. In October the Company announced an agreement with AOL Time Warner, Inc. ("AOL") that will add Food Network to additional AOL cable television systems by the end of the year, and providing for the payment of affiliate fees to Food Network. Previously Food Network had been distributed without payment of affiliate fees by AT&T and AOL.

The Company launched DIY in the fourth quarter of 1999 and expects to launch Fine Living, its fourth network, in early 2002. Start-up losses associated with DIY and Fine Living reduced EBITDA in the third quarter by $5.7 million in 2001 compared to $3.0 million in the third quarter of 2000. DIY and Fine Living reduced year-to-date EBITDA $16 million in 2001 and $7.6 million in 2000. Full year start-up losses are expected to reduce EBITDA by approximately $22 million.

The distribution agreement with AOL provides for expanded distribution of DIY on AOL cable television systems, adding approximately 5 million new households by 2003. In addition, the agreement provides for distribution of Fine Living to 5 million households.

Excluding the start-up expenses of the new networks, EBITDA increased 39% in the quarter and 23% year-to-date.

BROADCAST TELEVISION - Operating results, excluding unusual items, were as follows:

(in thousands)		Quarterly Period			Year-to-date
	2001	Change	2000	2001	Change	2000

Operating revenues:
Local	$35,389	(10.3)%	$39,451	$117,927	(8.3)%	$128,602
National	21,151	(20.4)%	26,588	70,220	(22.0)%	90,002
Political	735		10,202	1,039		14,108
Other	3,846	8.3%	3,552	12,055	7.3%	11,239

Total operating revenues	61,121	(23.4)%	79,793	201,241	(17.5)%	243,951

Operating expenses, excluding depreciation and amortization:
Programming and station operations	34,970	(3.5)%	36,241	103,733	(6.0)%	110,354
Sales and marketing	7,772	(13.5)%	8,989	25,767	(14.5)%	30,138
General and administrative	5,901	(7.4)%	6,372	17,921	(4.7)%	18,804

Total	48,643	(5.7)%	51,602	147,421	(7.5)%	159,296

EBITDA	12,478	(55.7)%	28,191	53,820	(36.4)%	84,655
Depreciation and amortization	7,169	0.0%	7,168	21,842	2.6%	21,285

Operating income	$5,309	(74.7)%	$21,023	$31,978	(49.5)%	$63,370

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	20.4%		35.3%	26.7%		34.7%
Operating income	8.7%		26.3%	15.9%		26.0%

Capital expenditures	$2,951		$2,952	$10,295		$15,774
Business acquisitions and other
additions to long-lived assets			50	27		14,710

The Company's nine network-affiliated television stations broadcast 36 hours of continuous, commercial free network and local news coverage following the September 11, 2001, terrorist attacks, and for the next several days there was little demand for television advertising.

The Company continues to be adversely affected by its relatively high exposure to weakly rated ABC television network programming. Six of the Company's 10 television stations are ABC affiliates. Year-over-year automobile advertising declined sharply in the quarter.

Operating expenses, excluding depreciation and amortization, are expected to decrease approximately 7% for the full year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operating activities is expected to substantially exceed the total of its capital expenditure requirements and cash dividends in 2001, as it has each year since 1992. The excess cash flow from existing businesses and the Company’s substantial borrowing capacity have been used primarily to fund acquisitions, investments, and to develop new businesses. There are essentially no legal or other restrictions on the transfer of funds among the Company’s business segments.

Repurchase of a total of six million Class A Common shares was authorized by the Board of Directors in 1998. The balance remaining on this authorization is 1.8 million shares.

The Company’s Scripps Ventures Funds invest in new businesses focusing primarily on new media technology. See Note 5 to the Consolidated Financial Statements. At September 30, 2001, an additional $58 million remains to be invested under the Board of Directors authorization.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $44 million in the first nine months of 2001, to $670 million at September 30, 2001.

MARKET RISK

The Company’s earnings and cash flow can be affected by, among other things, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. The information disclosed in Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, has not changed materially unless otherwise disclosed herein.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. The Company held no foreign currency or newsprint forward contracts in 2001 or 2000.

The following table presents additional information about the Company’s market-risk-sensitive financial instruments:

( in thousands, except share data )	As of September 30, 2001		As of December 31, 2000
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$460,590	$460,590	$512,788	$512,788
$100 million, 6.625% note, due in 2007	99,912	103,125	99,901	97,900
$100 million, 6.375% note, due in 2002	99,978	101,885	99,964	99,800
Other notes	9,964	8,900	1,956	812

Total long-term debt	$670,444	$674,500	$714,609	$711,300

Financial instruments subject to market value risk:
AOL Time Warner common stock (2,017,000 shares)	$93,722	$66,757
Time Warner common stock (1,344,000 shares)			$27,816	$70,239
Centra Software (700,500 and 1,792,500 common shares)	1,427	5,996	3,652	6,946
Other available-for-sale securities	616	3,483	639	3,969

Total investments in publicly-traded companies	95,765	76,236	32,107	81,154
Other equity investments	67,375	(a)	87,266	(a)

(a)	Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values. Many of the investees have had no rounds of equity financing in the past 18 months. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 3.2% at September 30, 2001, and 6.6% at December 31, 2000.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit
No.	Item	Page

12 Ratio of Earnings to Fixed Charges		E-2

E-1