Form 10-K
period 2001-12-31
SCRIPPS E W CO /DE
filed 2002-03-28
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $75.20 per share closing price for such stock on February 28, 2002, was approximately $1,693,000,000. As of February 28, 2002, nonaffiliates held approximately 1,441,000 Common Voting Shares. There is no active market for such stock.

As of February 28, 2002, there were 60,312,116 of the Registrant's Class A Common Shares, $.01 par value per share, outstanding and 19,096,913 of the Registrant's Common Voting Shares, $.01 par value per share, outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1.    BUSINESS

The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, cable television networks (referred to as "Scripps Networks") and broadcast television.

Newspapers include 21 daily newspapers in the U.S.

Scripps Networks includes three national television networks that are distributed by cable and satellite television systems: Home & Garden Television ("HGTV"), Food Network and Do It Yourself ("DIY"), and the Company's 12% interest in FOX SportsSouth, a regional television network. The Company launched Fine Living, its fourth national network, in March 2002.

Broadcast Television includes ten television stations, nine of which are affiliated with national television networks.

Each of the Company's businesses relies upon advertising as a primary source of revenue. Advertising comprises 75% to 80% of the Company's total revenues. Declines in advertising spending, particularly in recessionary periods, adversely affect the newspaper, cable television network and broadcast television businesses.

A summary of segment information for the three years ended December 31, 2001, is set forth on page F-36 of this Form 10-K. Licensing and other media aggregates the Company's operating segments that are too small to warrant separate reporting, primarily syndication and licensing of news features and comics.

Newspapers

Operations - The Company acquired or divested the following newspaper operations in the five years ended December 31, 2001:

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

The Company's newspapers operate Internet sites focusing on local news content. The Internet sites include expanded coverage of stories in the newspapers and content that is not in the newspapers.

Many of the Company's newspapers provide services such as total-market-coverage advertising products, direct-mail advertising and commercial printing.

Revenues - Operating revenues for the five years ended December 31, 2001, were as follows:

( in thousands )
	2001	2000	1999	1998	1997

Newspaper advertising:
Local ROP	$203,610	$211,568	$205,767	$201,036	$159,752
Classified ROP	196,842	209,942	195,809	180,938	138,282
National ROP	32,947	30,977	27,937	20,576	16,649
Preprint and other	92,204	90,536	79,902	71,286	48,926

Total newspaper advertising	525,603	543,023	509,415	473,836	363,609
Circulation	139,358	133,948	135,029	138,615	112,612
Share of joint operating agency profits	43,285	47,412	50,511	48,278	47,052
Other	11,744	10,176	9,735	10,402	7,209

Total	719,990	734,559	704,690	671,131	530,482
Rocky Mountain News	19,441	220,998	209,713	200,442	196,794
Unusual item	(5,881)
Divested newspapers		886	3,806	17,498	33,100

Total operating revenues	$733,550	$956,443	$918,209	$889,071	$760,376

Daily newspaper operating revenues are derived primarily from advertising and circulation. Other newspaper operating revenues include commercial printing.

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

Advertising rates and revenues vary among the Company's newspapers depending on circulation, type of advertising, local market conditions and competition. Contracts with advertisers, which are typically for one-year terms, may provide for discounted rates based upon advertising volume.

On-line advertising, which is included in "preprint and other," ranges from simple static banners that appear at the top and bottom of a Web page to more complex advertisements that use animation and allow users to interact with the advertisements.
On-line advertising also includes an allocation of classified advertising revenues that appear in both the printed editions of the newspapers and on the newspapers' Internet sites, direct response campaigns and links to commercial sites. The newspapers generally receive fees for these links and advertisements. On-line advertising revenues were $6,500,000 in 2001, $8,300,000 in 2000, $5,400,000 in 1999, $1,800,000 in 1998 and $100,000 in 1997.

The first and third quarters generally have lower advertising revenues than the second and fourth quarters. Print advertising rates and volume are highest on Sundays, primarily because circulation and readership is greatest on Sundays.

Circulation revenues are derived from home-delivery sales of newspapers to subscribers and from single-copy sales made through retail outlets and vending machines. Circulation information for the Company's newspapers is as follows:

( in thousands ) (1)	Morning (M)
Newspaper	Evening (E)	2001	2000	1999	1998	1997

Daily Paid Circulation
Abilene (TX) Reporter-News	M	35	36	38	40	40
Albuquerque (NM) Tribune (2)	E	17	19	21	23	25
Anderson (SC) Independent-Mail	M	39	39	40	40	41
Birmingham (AL) Post-Herald (2)	E	12	15	18	21	26
Boulder (CO) Daily Camera	M	34	34	33	34	34
Bremerton (WA) Sun	M	33	34	35	37	38
Cincinnati (OH) Post (2)	E	53	60	65	71	77
Corpus Christi (TX) Caller-Times	M	63	63	65	66	68
Denver (CO) Rocky Mountain News (2)	M	323	427	396	332	303
Evansville (IN) Courier & Press	M	70	71	72	61	62
Ft. Pierce (FL) Tribune	M	27	27	27	27	27
Henderson (KY) Gleaner	M	10	11	11	11	11
Knoxville (TN) News-Sentinel	M	121	123	122	122	122
Memphis (TN) Commercial Appeal	M	170	175	173	174	186
Naples (FL) Daily News	M	55	53	52	50	49
Redding (CA) Record-Searchlight	M	34	34	34	35	36
San Angelo (TX) Standard-Times	M	28	29	30	31	32
Stuart (FL) News	M	38	37	37	36	35
Ventura County (CA) Star	M	92	97	93	92	96
Vero Beach (FL) Press Journal	M	33	33	32	32	32
Wichita Falls (TX) Times Record News	M	34	36	37	37	38

Total Daily Circulation		1,320	1,451	1,431	1,373	1,379

Sunday Paid Circulation
Abilene (TX) Reporter-News		44	45	47	50	50
Anderson (SC) Independent-Mail		45	45	45	46	48
Boulder (CO) Daily Camera		41	41	40	42	41
Bremerton (WA) Sun		37	37	39	40	42
Corpus Christi (TX) Caller-Times		81	81	85	87	89
Denver (CO) Rocky Mountain News (2)		801	530	505	433	416
Evansville (IN) Courier & Press		98	101	105	106	109
Ft. Pierce (FL) Tribune		28	29	29	30	30
Henderson (KY) Gleaner		12	13	13	13	14
Knoxville (TN) News-Sentinel		156	158	159	163	166
Memphis (TN) Commercial Appeal		232	237	238	243	257
Naples (FL) Daily News		67	66	65	64	63
Redding (CA) Record-Searchlight		39	39	38	38	38
San Angelo (TX) Standard-Times		34	35	36	37	38
Stuart (FL) News		45	45	45	46	45
Ventura County (CA) Star		105	110	108	105	103
Vero Beach (FL) Press Journal		37	36	36	36	36
Wichita Falls (TX) Times Record News		39	41	42	43	44

Total Sunday Circulation		1,943	1,687	1,675	1,619	1,629

(1)	Based on Audit Bureau of Circulation Publisher's Statements ("Statements") for the six-month periods ended September 30, except figures for the Ft. Pierce Tribune, the Naples Daily News, the Stuart News and the Vero Beach Press Journal which are from the Statements for the twelve-month periods ended September 30.

(2)	This newspaper is a party to a JOA. The JOA between the Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post began operations on January 22, 2001. The Denver Newspaper Agency publishes the Rocky Mountain News and the Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation in 2001 represents the Monday through Friday circulation of the Rocky Mountain News and Sunday circulation represents the Sunday circulation of the joint newspaper. Reported circulation prior to 2001 represents the daily and Sunday circulation of the Rocky Mountain News. See "Joint Operating Agencies."

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

The Company is a partner in JOAs in four markets. The JOA between the Company's Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post ("MediaNews") was approved by the U.S. Attorney General in January 2001. The JOA commenced operations on January 22, 2001, and is jointly managed by the Company and MediaNews. The other partner manages each of the Company's other JOAs.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA profits, which are split between the partners. In each case JOA expenses exclude editorial expenses. The Denver Publishing Company, a wholly-owned subsidiary of the Company, received a 50% interest in the JOA in exchange for the contribution of most of its assets to the JOA and the payment of $60 million to MediaNews. The Company receives between 20% and 40% of the operating profits in the other three markets.

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

Raw Materials and Labor Costs - The Company consumed approximately 231,000 metric tons of newsprint in 2001, including 50% of the newsprint consumed by the Denver JOA. The Company consumed 281,000 metric tons in 2000 and 270,000 metric tons in 1999. Substantially all of the Company's newspapers have converted to a 50-inch web format, and the Knoxville newspaper will convert to the 50-inch format upon construction of the new production facility. Conversion to the 50-inch format has reduced newsprint consumption by approximately 5%.

The Company purchases newsprint from various suppliers, many of which are Canadian. Management believes that the Company's sources of supply of newsprint are adequate for its anticipated needs. Newsprint is a basic commodity and its price is sensitive to the worldwide balance of supply and demand. Because of the capital commitment to construct and operate a newsprint mill, the supply of newsprint is relatively stable except for temporary disruptions caused by labor stoppages. However, the demand for newsprint can change quickly, resulting in wide swings in the price of newsprint. Newsprint prices fluctuated between $450 and $590 from 1998 through 2001. The average newsprint price was approximately $514 per metric ton in the fourth quarter of 2001.

Labor costs accounted for approximately 47% of the Company's newspaper operating expenses in 2001, 45% in 2000 and 43% in 1999. A substantial number of the Company's newspaper employees are represented by labor unions. See "Employees."

Competition - The Company's newspapers compete for advertising revenues primarily with other local media, including other local newspapers, television and radio stations, cable television, telephone directories, other Internet sites and direct mail. The rate of development of opportunities in, and competition from, electronic communications services, including the Internet, is increasing. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness.

The Company's newspapers and Internet sites compete with all other information and entertainment media for consumers' discretionary time.

Scripps Networks

Operations - Programming is telecast on cable and satellite television systems under long-term network distribution contracts.

HGTV features programming focusing on home repair and remodeling, gardening, decorating and other activities associated with the home. Food Network features programming focusing on food and entertaining. DIY features step-by-step instructions, in-depth demonstrations and tips on various topics associated with home improvement, gardening and crafts. Fine Living, which began telecasting in March 2002, targets an upper demographic audience and advertisers in the luxury consumer goods and services markets.

The Company acquired the following operations in the five years ended December 31, 2001:

2001 -	Acquired an additional 4% interest in Food Network.
1999 -	Acquired an additional 7% interest in Food Network.
1998 -	Acquired an additional 1% interest in Food Network.
1997 -	Acquired a 56% interest in Food Network.

The Company owned 68% of Food Network at December 31, 2001. Food Network began telecasting in December 1993 and HGTV in December 1994. DIY began telecasting in the fourth quarter of 1999.

According to the Nielsen Homevideo Index ("Nielsen"), HGTV was telecast to 76.4 million homes in December 2001, 67.1 million homes in December 2000 and 59.0 million homes in December 1999. Food Network was telecast to 71.5 million homes in December 2001, 54.4 million homes in December 2000 and 44.2 million homes in December 1999. DIY is not yet rated by Nielsen, however based upon Company records DIY was telecast to approximately 9.5 million homes in December 2001.

Each of the Company's networks operates an Internet site featuring content from its programs and additional information and products of interest to the network's viewers. The Internet sites also permit users to post comments in response to programs and features, and provide applications to enable users to communicate with each other and receive updates in subject areas of their choosing.

Revenues - Operating revenues for the five years ended December 31, 2001, were as follows:

( in thousands )
	2001	2000	1999	1998	1997

Advertising	$272,299	$249,619	$169,959	$96,271	$37,473
Affiliate fees	59,175	40,312	34,149	22,366	10,274
Other	5,721	5,750	8,814	14,307	9,617

Total operating revenues	$337,195	$295,681	$212,922	$132,944	$57,364

Advertising on Scripps Networks is primarily from nationally recognized consumer products and brands. Advertising time on the networks is sold in both the up-front and scatter markets. Advertising contracts generally have terms of one year or less. The ability to sell time for commercial announcements and the rates received are dependent primarily on the size and demographics of the audience, as well as overall demand for advertising time.

On-line advertising primarily includes banner ads and other advertisements. Advertising opportunities on the Internet sites range from simple static banners that appear at the top and bottom of a Web page to more complex advertisements that use animation and allow users to interact with the advertisements. The Internet sites also provide advertisers with sponsorship opportunities, promotions, direct response campaigns and links to commercial sites. The networks generally receive fees for these links and advertisements. On-line advertising revenues were $3,900,000 in 2001, $5,100,000 in 2000, $3,400,000 in 1999 and $700,000 in 1998.

Affiliate fees represent monthly payments received from cable and satellite television systems pursuant to the terms of the network distribution contracts. Affiliate fees are reported net of amortization of incentive payments (referred to as "launch incentives") that are given to cable and satellite television systems in exchange for long-term distribution contracts. Such contracts may provide for an initial period wherein affiliate fees are waived (referred to as a "free period"). In markets where the Company has broadcast television stations, distribution of the networks may be obtained in exchange for granting cable or satellite television systems the right to carry the local television stations' signals.

In 2001 the Company renewed and extended its distribution contracts with AT&T and AOL Time Warner. The contracts expanded distribution of the networks and provided for distribution of DIY and Fine Living to an additional five million homes. In addition, the contracts provide for the payment of affiliate fees to Food Network beginning in 2004. Food Network's distribution contracts generally provided the network to cable television systems without charge through 2003.

Popularity of the programming with subscribers is a primary factor in obtaining and retaining distribution by cable and satellite television systems. While no assurance can be given regarding renewal of the Company's distribution contracts, the Company has successfully renewed expiring distribution agreements for HGTV and Food Network.

Programming - The cost of programming is a significant portion of cable television network operating expenses. The Company both produces and purchases programming for Scripps Networks. The Company has continually improved the quality and variety of programming and expanded the hours of original programming presented on its networks. The expense recognized for purchased and produced programs for the networks totaled $92,000,000 in 2001, $72,000,000 in 2000, $46,000,000 in 1999 and $31,000,000 in 1998. The Company owns substantially all of the programming presented on its networks.

Competition - In addition to competing with other networks for distribution on cable and satellite television systems, Scripps Networks competes for advertising revenues with other local and national media, including other cable television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. Scripps Networks compete for consumers' discretionary time with all other information and entertainment media.

Broadcast Television

Operations - The Company acquired television station KMCI in Lawrence, Kansas, in 2000. The Company had operated the station under a Local Marketing Agreement ("LMA") since 1996. Revenues from KMCI were included in the Company's results of operations while the station was operated under the LMA.

Broadcast television includes nine network-affiliated television stations. The stations rely on local sales operations for local advertising and national advertising agencies for obtaining national advertising.

Revenues - Operating revenues for the five years ended December 31, 2001, were as follows:

( in thousands )
	2001	2000	1999	1998	1997

Local advertising	$162,761	$173,878	$171,353	$166,115	$171,211
National advertising	96,866	119,428	120,638	125,432	139,322
Political advertising	2,400	34,762	2,478	20,084	2,106
Network compensation	9,279	9,951	13,121	16,040	15,601
Other	6,295	5,106	4,772	3,043	2,976

Total operating revenues	$277,601	$343,125	$312,362	$330,714	$331,216

Revenues are derived primarily from the sale of time to businesses for commercial messages that appear during entertainment and news programming. Local and national advertising refer to time purchased by local, regional and national businesses; political refers to time purchased by campaigns for elective office and campaigns for political issues. Automobile advertising accounts for approximately one-fourth of the Company's local and national advertising revenues.

Advertising rates are dependent primarily on the size and demographics of the audience as well as overall demand for advertising time.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters. The magnitude of political advertising in even-numbered years, when congressional and presidential elections occur, makes it difficult to achieve year-over-year increases in operating results in odd-numbered years.

Information concerning the Company's stations and the markets in which they operate is as follows:

	Network	Affiliation	FCC
	Affiliation/	Expires in/	License	Rank	Stations
	DTV	DTV Service	Expires	of	in
Station and Market	Channel	Commenced	in	Mkt (1)	Mkt (3)	2001	2000	1999	1998	1997

WXYZ-TV, Detroit, Ch. 7	ABC	2004	2005	10	8
Digital Service Status	41	1998
Average Audience Share (2)						15	15	16	17	18
Station Rank in Market (4)						1	2	1	2	2

WFTS-TV, Tampa, Ch. 28	ABC	2005	2005	14	12
Digital Service Status	29	1999
Average Audience Share (2)						7	8	8	9	9
Station Rank in Market (4)						4	4	4	4	4

WEWS-TV, Cleveland, Ch. 5	ABC	2004	2005	17	12
Digital Service Status	15	1999
Average Audience Share (2)						13	14	14	14	17
Station Rank in Market (4)						1	1	1	1	2

KNXV-TV, Phoenix, Ch. 15	ABC	2005	2006	16	11
Digital Service Status	56	2000
Average Audience Share (2)						6	7	9	9	10
Station Rank in Market (4)						5	5	6	5	4

WMAR-TV, Baltimore, Ch. 2	ABC	2005	2004	24	6
Digital Service Status	52	1999
Average Audience Share (2)						7	8	9	10	11
Station Rank in Market (4)						3	3	3	3	3

KSHB-TV, Kansas City, Ch. 41	NBC	2009	2006	31	8
Digital Service Status	42	(6)
Average Audience Share (2)						7	8	7	7	10
Station Rank in Market (4)						4	4	4	4	4

KMCI-TV, Lawrence, Ch. 38	Ind.		2006	31	8
Digital Service Status	36	(6)
Average Audience Share (2)						2	1	2	2	2
Station Rank in Market (4)						7	8	8	8	8

WCPO-TV, Cincinnati, Ch. 9	ABC (5)	2006	2005	32	6
Digital Service Status	10	1998
Average Audience Share (2)						12	14	14	15	17
Station Rank in Market (4)						2	2	2	2	1

WPTV-TV, W. Palm Beach, Ch. 5	NBC	2009	2005	40	9
Digital Service Status	55	(6)
Average Audience Share (2)						16	15	15	16	19
Station Rank in Market (4)						1	1	1	1	1

KJRH-TV, Tulsa, Ch. 2	NBC	2009	2006	59	10
Digital Service Status	56	(6)
Average Audience Share (2)						11	11	12	12	14
Station Rank in Market (4)						3	3	3	3	3

All market and audience data is based on the November A.C. Nielsen Company survey.

(1)	Rank of Market represents the relative size of the television market in the United States.
(2)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in Area of Dominant Influence.
(3)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(4)	Station Rank in Market is based on Average Audience Share as described in (2).
(5)	Prior to June 1996, WCPO was a CBS affiliate.
(6)	Barring technical difficulties, stations are expected to commence DTV service by May 2, 2002. Due to new tower construction requirements, the Company expects to seek and receive an extension for KSHB-TV, KMCI-TV and WPTV-TV.

Network Affiliation and Programming - Nine of the Company's ten television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and compensate affiliated stations for carrying network programming.

In 2001 the Company renegotiated and extended its affiliation agreements with NBC, which were originally scheduled to expire in 2004. Under the new agreements, which extend though 2009, network compensation will be substantially reduced. Network compensation revenue at the Company's three NBC affiliates is expected to be approximately $300,000 in 2002. These stations recognized network compensation revenue totaling $1,400,000 in 2001 and $2,400,000 in 2000. The Company's six ABC network affiliation agreements expire from 2004 through 2006.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies, public service programs and "niche" programs focusing on topics of interest in the stations' local markets. The costs of locally produced and syndicated programming are a significant portion of broadcast television operating expenses. The price of syndicated programming is based primarily upon demand for the programming from other television stations within the market.

News is the focus of the Company's locally produced programming. Advertising during local news programs on the Company's stations account for approximately 30% of revenues.

Competition - The Company's television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television networks, newspapers, other Internet sites and direct mail. Competition for advertising revenue is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers' discretionary time with all other information and entertainment media.

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

The Company's stations have emphasized locally produced news and entertainment programming in recent years to distinguish the stations from the competition and to control programming costs.

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

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one, or in some markets under certain conditions, two television stations in the same market, or (ii) the grant of the license would result in the applicant's owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 35% of all television households. The FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale. The 1996 Act directed the FCC to periodically review all its ownership rules, and a review of the newspaper/broadcast television cross-ownership is now underway. Also, the D.C. Circuit Court of Appeals has recently directed the FCC to repeal its restriction on a cable television system owning a television station in the same market and has directed the FCC to reconsider its decision not to rescind the limit on television station owners' national audience reach.

The FCC has adopted a series of orders to implement a transition from the current analog system of broadcast television to a digital transmission system. It has granted each television station a second channel on which to begin offering digital service and it currently plans for the transition to be completed by 2006, at which time each station should have returned one of its two channels. The FCC can extend this deadline, and most observers expect that the deadline will be extended.

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

The Company acquired or divested the following operations in the five years ended December 31, 2001:

2000 -	Divested independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and
New Orleans, Louisiana.
1998 -	Acquired the independent telephone directories. Divested Scripps Howard Productions, the Company's television program production operation based in Los Angeles.

Revenues - Operating revenues for the five years ended December 31, 2001, were as follows:

( in thousands )
	2001	2000	1999	1998	1997

Licensing	$65,877	$68,549	$63,755	$62,260	$56,813
Newspaper feature distribution	21,517	23,590	23,382	22,650	20,920
Other	1,391	4,756	5,433	3,913	2,430

Total licensing and other media revenues	88,785	96,895	92,570	88,823	80,163
Divested other media		9,614	19,236	7,379	12,763

Total operating revenues	$88,785	$106,509	$111,806	$96,202	$92,926

The Company, under the trade name United Media, is a leading distributor of news columns, comics and other features for the newspaper industry. Included among these features is "Peanuts," one of the most successful strips in the history of comic art.

United Media owns and licenses worldwide copyrights relating to "Peanuts," "Dilbert" and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of "Peanuts," died in February 2000. The Company continues syndication of previously published "Peanuts" strips, and retains the rights to license the characters. "Peanuts" provides approximately 85% of the Company's licensing revenues. Approximately 60% of licensing revenues are earned in international markets, with the Japanese market providing approximately two-thirds of international revenue.

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

Venture Capital and Other Investments

Through its Scripps Ventures Funds and other entities the Company invests in businesses focusing on new media technology. The Company recognized gains (losses), net of fund management expenses, totaling $5,100,000 in 2001, ($24,800,000) in 2000, $500,000 in 1999 and ($2,700,000) in 1997. Included in 2001 net investment results are net gains of $36,900,000 related to the Company's investment in AOL Time Warner.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" and Note 7 to the Consolidated Financial Statements.

Employees

As of December 31, 2001, the Company had approximately 7,400 full-time employees, of whom approximately 5,000 were with newspapers, 800 with Scripps Networks, 1,300 with broadcast television and 100 with licensing and other media. Various labor unions represent approximately 1,100 employees, primarily in newspapers. The present operations of the Company have not experienced any work stoppages since 1985. The Company considers its relationship with employees to be generally satisfactory.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "SSP." There are approximately 11,500 owners of the Company's Class A Common shares, based on security position listings, and 18 owners of the Company's Common Voting shares (which do not have a public market). The Company has declared cash dividends in every year since its incorporation in 1922. Future dividends are, however, subject to the Company's earnings, financial condition and capital requirements.

The range of market prices of the Company's Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2001
Market price of common stock:
High	$66.600	$69.000	$71.700	$68.050
Low	54.700	56.400	56.100	58.000

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

2000
Market price of common stock:
High	$49.500	$51.625	$54.188	$63.250
Low	42.375	43.625	47.438	50.750

Cash dividends per share of common stock	$.14	$.14	$.14	$.14	$.56

ITEM 6.    SELECTED FINANCIAL DATA

The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Executive officers serve at the pleasure of the Board of Directors. Certain information about such officers appears in the table below.

Name	Age	Position

Kenneth W. Lowe	51	President, Chief Executive Officer and Director (since 2000); Chairman and Chief Executive Officer, Scripps Networks (1993 to 2000)

Richard A. Boehne	45	Executive Vice President (since 1999); Vice President/Communications and Investor Relations (1995 to 1999)

Daniel J. Castellini	62	Senior Vice President and Chief Financial Officer (since 1986)

Frank Gardner	59	Senior Vice President (since 2000); Senior Vice President/Television (1993 to 2000)

Alan M. Horton	58	Senior Vice President/Newspapers (since 1994)

John F. Lansing	44	Vice President/Television (since July 2001); Vice President/Station Operations (1999 to 2001); General Manager, Television Station WEWS (1997 to 1999)

B. Jeff Craig	43	Vice President and Chief Technology Officer (since February 2001); Senior Vice President, Interactive Technology and New Media Development, Discovery Communications, Inc. (1998 to 2000); Managing Partner and founder, AAJ Interactive Technologies (1997 to 1998); Vice President, System Design and Engineering, TELE-TV (1995 to 1997)

Gregory L. Ebel	46	Vice President/Human Resources (since 1994)

M. Denise Kuprionis	45	Vice President, Corporate Secretary and Director of Legal Affairs (since 1987)

J. Robert Routt	47	Vice President and Controller (since 1985)

Timothy E. Stautberg	39	Vice President/Investor Relations and Communications (since 1999); General Manager, Redding Record Searchlight (1997 to 1999); Assistant to the Publisher, Denver Rocky Mountain News (1992 to 1997)

Stephen W. Sullivan	55	Vice President/Newspaper Operations (since 2000); Vice President/Newspapers (1997 to 2000); President, Harte-Hanks Newspapers and Senior Vice President, Harte-Hanks Communications (1991 to 1997)

E. John Wolfzorn	56	Treasurer (since 1979)

Directors

The information required by Item 10 of Form 10-K relating to directors of the Company is incorporated by reference to the material captioned "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2002.

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

The report of Deloitte & Touche LLP, Independent Auditors, dated January 23, 2002, is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Reports on Form 8-K

No Current Reports on Form 8-K were filed in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

THE E. W. SCRIPPS COMPANY

By	/s/ Kenneth W. Lowe

Kenneth W. Lowe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 28, 2002.

Signature	Title

/s/ Kenneth W. Lowe	President and Chief Executive Officer
(Principal Executive Officer)
Kenneth W. Lowe

/s/ Daniel J. Castellini	Senior Vice President and Chief Financial Officer

Daniel J. Castellini

/s/ William R. Burleigh	Chairman of the Board of Directors

William R. Burleigh

/s/ Charles E. Scripps	Chairman of the Executive Committee
of the Board of Directors
Charles E. Scripps

/s/ Paul K. Scripps	Director

Paul K. Scripps

/s/ Edward Scripps, Jr.	Director

Edward Scripps, Jr.

/s/ John H. Burlingame	Director

John H. Burlingame

/s/ Daniel J. Meyer	Director

Daniel J. Meyer

/s/ Nicholas B. Paumgarten	Director

Nicholas B. Paumgarten

/s/ Ronald W. Tysoe	Director

Ronald W. Tysoe

/s/ Julie A. Wrigley	Director

Julie A. Wrigley

/s/ Nackey E. Scagliotti	Director

Nackey E. Scagliotti

THE E. W. SCRIPPS COMPANY

ELEVEN-YEAR FINANCIAL HIGHLIGHTS

( in millions, except per share data )
	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)	1996(1)	1995(1)	1994(1)	1993(1)	1992(1)	1991(1)

Summary of Operations
Operating Revenues:
Other newspapers	$720	$735	$705	$671	$530	$454	$426	$402	$369	$353	$339
Denver Rocky Mountain News (10)	19	221	210	200	197	183	184	170	154	146	140

Newspapers	739	956	914	872	727	637	610	572	523	499	479
Scripps Networks	337	296	213	133	57	30	19	5
Broadcast television	278	343	312	331	331	323	295	288	255	247	216
Licensing and other media	89	97	93	89	80	75	68	68	85	87	92

Total	1,443	1,692	1,532	1,424	1,196	1,065	992	933	863	833	787
Divested operating units (2)		10	23	25	46	65	49	43	93	195	298
Unusual items (3)	(6)

Total operating revenues	$1,437	$1,702	$1,555	$1,449	$1,242	$1,130	$1,041	$976	$956	$1,028	$1,085

Operating Income (Loss):
Other newspapers	$202	$230	$231	$204	$171	$133	$126	$118	$93	$96	$81
Denver Rocky Mountain News (10)	(16)	(24)	(16)	(8)	2	(4)	(2)	(2)	(20)	(12)	(15)

Newspapers	186	206	215	196	173	129	124	116	73	84	66
Scripps Networks	59	54	22	(7)	(14)	(17)	(19)	(9)	(1)
Broadcast television	51	100	68	93	104	100	87	95	69	62	50
Licensing and other media	14	15	11	11	10	9	7	5	5	8	10
Corporate	(20)	(21)	(19)	(17)	(17)	(18)	(17)	(15)	(14)	(15)	(13)

Total	291	355	297	276	256	203	182	192	132	139	113
Divested operating units (2)					(3)	3	2	1	10	22	36
Unusual items (3)	(16)	(10)	(2)			(4)		(8)	(1)	(33)

Total operating income	274	345	295	276	252	202	185	185	142	128	149
Interest expense	(39)	(52)	(45)	(47)	(19)	(10)	(11)	(16)	(26)	(34)	(38)
Gains (losses) on divested operations (1)		6			48				92	78
Gain on sale of Garfield copyrights (4)								32
Investment results, net of expenses (5)	5	(25)	1		(3)	37
Other unusual credits (charges) (6)						(15)		(17)	3	(4)
Miscellaneous, net	1	1	4		3	2	2	(1)	(2)	(4)
Income taxes (7)	(100)	(108)	(104)	(93)	(118)	(84)	(76)	(81)	(86)	(65)	(48)
Minority interests	(4)	(4)	(4)	(5)	(5)	(3)	(3)	(8)	(16)	(9)	(7)

Income from continuing operations	$138	$163	$146	$131	$158	$127	$96	$93	$105	$91	$55

Per Share Data
Income from continuing operations	$1.73	$2.06	$1.85	$1.62	$1.94	$1.58	$1.19	$1.22	$1.40	$1.22	$.74

Adjusted income from continuing operations
(excluding unusual items and net	1.80	2.20	1.86	1.62	1.64	1.38	1.19	1.26	.72	.80	.74
gains)

Cash dividends	.60	.56	.56	.54	.52	.52	.50	.44	.44	.40	.40
Market value of proceeds from Cable Transaction (8)						19.83

Market Value of Common Shares at December 31
Per share	$65.59	$62.88	$44.81	$49.75	$48.44	$35.00	$39.38	$30.25	$27.50	$24.75	$24.13
Total	5,194	4,951	3,502	3,908	3,906	2,827	3,153	2,415	2,056	1,847	1,798

EBITDA (excluding divested operating
units and unusual items):
Other newspapers	$251	$279	$279	$254	$201	$156	$147	$139	$116	$117	$101
Denver Rocky Mountain News (10)	(13)	(10)	(3)	6	16	10	11	11	(7)	1	(6)

Newspapers	238	269	276	260	217	166	158	150	109	118	95
Scripps Networks	76	69	34	6	(9)	(14)	(17)	(8)	(1)
Broadcast television	80	129	96	118	128	126	113	116	89	82	66
Licensing and other media	15	16	13	12	10	10	8	6	6	9	11
Corporate	(19)	(20)	(18)	(16)	(16)	(17)	(16)	(15)	(13)	(13)	(12)

Total	$389	$464	$400	$379	$331	$269	$247	$249	$190	$196	$161

Scripps Cable Financial Data (8)
Operating revenues						$270	$280	$255	$252	$238	$218
Operating income excluding unusual items						61	65	43	46	44	36
Net income						40	40	30	24	15	11
Net income per share of common stock						.49	.50	.39	.32	.20	.14
EBITDA - excluding unusual items						109	119	101	106	102	92
Capital expenditures						(58)	(48)	(42)	(67)	(58)	(37)

Note: Certain amounts may not foot as each is rounded independently.

ELEVEN-YEAR FINANCIAL HIGHLIGHTS

( in millions, except per share data )
	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)	1996(1)	1995(1)	1994(1)	1993(1)	1992(1)	1991 (1)

Cash Flow Statement Data
Net cash provided by continuing operations	$ 206	$ 256	$ 194	$ 239	$ 193	$ 176	$ 114	$ 170	$ 142	$ 127	$ 136
Depreciation and amortization of intangible	99	109	104	104	78	69	67	59	61	64	56
assets
Investing activity:
Capital expenditures	(68)	(75)	(80)	(67)	(57)	(53)	(57)	(54)	(37)	(87)	(114)
Business acquisitions and investments	(102)	(139)	(70)	(29)	(745)	(128)	(12)	(32)	(42)	(17)	(131)
Other (investing)/divesting activity, net	16	62	33	10	31	35	(19)	51	147	38	3
Financing activity:
Increase (decrease) in long-term debt	9	(54)	(1)	(4)	651	41	(30)	(138)	(194)	(50)	124
Dividends paid	(51)	(47)	(47)	(47)	(46)	(45)	(43)	(37)	(37)	(34)	(35)
Common stock issued (retired)	(22)	(5)	(35)	(108)	(26)
Other financing activity	16	6	1	6	4	9	6	1	2	(1)
Balance Sheet Data
Total assets	2,644	2,590	2,538	2,378	2,307	1,479	1,362	1,302	1,260	1,291	1,301
Long-term debt (including current portion)(9)	724	715	769	771	773	122	81	110	248	442	492
Stockholders' equity (9)	1,352	1,278	1,164	1,070	1,050	945	1,194	1,084	860	733	677

Note: Certain amounts may not foot as each is rounded independently.

Notes to Selected Financial Data

The income statement and cash flow data for the eleven years ended December 31, 2001, and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein. All per share amounts are presented on a diluted basis. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. See page F-7.

(1)  In the periods presented the Company acquired and divested the following:

Acquisitions
2001-	Additional 4.0% interest in Food Network.
2000 -	Daily newspapers in Ft. Pierce, Florida (in exchange for the Company’s newspaper in Destin, Florida, and cash), and Henderson, Kentucky, weekly newspaper in Marco Island, Florida, and television station KMCI in Lawrence, Kansas.
1999 -	Additional 7.0% interest in Food Network.
1998 -	Independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana. Additional 1.0% interest in Food Network.
1997 -	Daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas; community newspapers in the Dallas, Texas, market; daily newspapers in Anderson, South Carolina, and Boulder, Colorado (in exchange for the Company’s daily newspapers in Monterey and San Luis Obispo, California). Approximate 56% interest in Food Network.
1996 -	Vero Beach, Florida, daily newspaper.
1994 -	The remaining 13.9% minority interest in Scripps Howard Broadcasting Company (“SHB”) in exchange for 4,952,659 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).
1993 -	The remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
1992 -	Three daily newspapers in California (including The Monterey County Herald in connection with the sale of The Pittsburgh Press).
1991 -	Baltimore television station WMAR.

Divestitures
2000 -	Destin, Florida, newspaper (in exchange for Ft. Pierce, Florida, newspaper), independent yellow page directories. The divestitures resulted in net pre-tax gains of $6.2 million, increasing income from continuing operations $4.0 million, $.05 per share.
1998 -	Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, the Company’s television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
1997 -	Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency (“JOA”) and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
1995 -	Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
1993 -	Book publishing operations; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.
1992 -	The Pittsburgh Press; TV Data; certain other investments. The divestitures resulted in net pre-tax gains of $78.0 million, increasing income from continuing operations $45.6 million, $.61 per share.
1991 -	George R. Hall Company (contracting firm specializing in the installation, relocation, and rebuilding of newspaper presses). No gain or loss was realized as proceeds equaled the book value of net assets sold.

(2)  Operating units other than cable television systems sold prior to December 31, 2001.

(3)	The following unusual items affected operating income:

	2001-	Costs associated with workforce reductions, including the Company’s share of such costs at the Denver JOA, totaled $16.1 million, reducing income from continuing operations $10.1 million, $.13 per share.
	2000 -	Expenses of $9.5 million associated with preparations for the Denver JOA reduced income from continuing operations $6.2 million, $.08 per share.
	1999 -	Severance payments of $1.2 million to certain television station employees and $0.8 million of costs incurred to move Food Network’s operations to a different location in Manhattan reduced operating income $2.0 million. Income from continuing operations was reduced $1.2 million, $.02 per share.
	1996 -	A $4.0 million charge for the Company’s share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA. The charge reduced income from continuing operations by $2.6 million, $.03 per share.
	1994 -	A $7.9 million loss on program rights expected to be sold as a result of changes in television network affiliations. The loss reduced income from continuing operations by $4.9 million, $.07 per share.
	1993 -	A change in estimate of disputed music license fees increased operating income by $4.3 million; a gain on the sale of certain publishing equipment increased operating income by $1.1 million; a charge for workforce reductions at i) the Company’s Denver newspaper and ii) the newspaper feature and the licensing operations of United Media decreased operating income by $6.3 million. The planned workforce reductions were fully implemented in 1994. These items totaled $0.9 million and reduced income from continuing operations by $0.6 million, $.01 per share.
	1992 -	Operating losses of $32.7 million during the Pittsburgh Press strike reduced income from continuing operations $20.2 million, $.27 per share.

(4)	In 1994 the Company sold its worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, increasing income from continuing operations $17.4 million, $.23 per share.

(5)	Investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

	2001-	Net realized losses of $2.9 million. Accrued incentive compensation was decreased $11.5 million, to zero, in connection with the decline in value of the Scripps Ventures I investment portfolio. Net investment results increased income from continuing operations $3.8 million, $.05 per share.
	2000 -	Net realized losses of $17.5 million. Accrued incentive compensation was increased $4.5 million, to $11.5 million. Income from continuing operations was reduced $15.8 million, $.20 per share.
	1999 -	Net realized gains of $8.6 million. Accrued incentive compensation was increased $7.0 million, to $7.0 million. Income from continuing operations was increased $0.4 million, $.00 per share.
	1997 -	Write-down of investments totaling $2.7 million. Income from continuing operations was reduced $1.7 million, $.02 per share.
	1996 -	A $40.0 million gain on the Company’s investment in Turner Broadcasting Systems when Turner was merged into Time Warner and a $3.0 million write-off of an investment in Patient Education Media, Inc. Income from continuing operations was increased $24.3 million, $.30 per share.

(6)	Other unusual credits (charges) included the following:

	1996 -	$15.5 million contribution of appreciated Time Warner stock to a charitable foundation, decreasing income from continuing operations by $5.2 million, $.07 per share.
	1994 -	An estimated $2.8 million loss on real estate expected to be sold as a result of changes in television network affiliations; an $8.0 million contribution to a charitable foundation; and a $6.1 million accrual for lawsuits associated with a divested operating unit. These items totaled $16.9 million and reduced income from continuing operations by $9.8 million, $.13 per share.
	1993 -	A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper. Income from continuing operations was increased $1.6 million, $.02 per share.
	1992 -	Write-downs of real estate and investments totaling $3.5 million. Income from continuing operations was reduced $2.3 million, $.03 per share.

(7)	The provision for income taxes was affected by the following unusual items:

	2000 -	A change in estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $7.2 million, $.09 per share.
	1994 -	A change in estimated tax liability for prior years increased the tax provision, reducing income from continuing operations by $5.3 million, $.07 per share.
	1993 -	A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations by $5.4 million, $.07 per share; the effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations by $2.3 million, $.03 per share.
	1992 -	A change in estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations $8.4 million, $.11 per share.

(8)	The Company’s cable television systems (“Scripps Cable”) were acquired by Comcast Corporation (“Comcast”) on November 13, 1996, (“Cable Transaction”) through a merger whereby the Company’s shareholders received, tax-free, a total of 93 million shares of Comcast’s Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to the Company’s shareholders. This gain is not reflected in the Company’s financial statements as accounting rules required the Company to record the transaction at book value. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

(9)	Includes effect of discontinued cable television operations prior to completion of the Cable Transaction.

(10)	A 50-year Joint Operating Agency (“JOA”) between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s Denver Post commenced operations on January 22, 2001. The Company’s 50% share of the operating profit (loss) of the Denver JOA is reported as “Share of Joint Agency Profits” in its financial statements. The editorial costs associated with the RMN are included in operating expenses. The Company’s financial statements do not include advertising and other revenue of the JOA, nor the costs to produce, distribute and market the newspapers, nor related depreciation. To enhance comparability of year-over-year operating results, the Company reports the RMN separately.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in three reportable segments: newspapers, cable television networks (referred to as "Scripps Networks"), and broadcast television. Each of the Company's businesses relies upon advertising as a primary source of revenue. Advertising comprises 75% to 80% of the Company's total revenues. Declines in advertising spending, particularly in recessionary periods, adversely affect the newspaper, cable television network and broadcast television business.

ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which affect the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the Consolidated Financial Statements provides a summary of the significant accounting policies followed in the preparation of the financial statements; other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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

See Note 3 to the Consolidated Financial Statements on page F-27 regarding acquisitions and divestitures in the three years ending December 31, 2001.

The application for a 50-year Joint Operating Agency ("JOA") between the Company's Denver Rocky Mountain News ("RMN") and MediaNews Group Inc.'s ("MediaNews") Denver Post was approved in January 2001 by the U.S. Department of Justice. The JOA commenced operations on January 22, 2001. Denver Publishing Company, a wholly-owned subsidiary of the Company, received a 50% interest in the JOA in exchange for the contribution of most of its assets to the JOA and the payment of $60 million to MediaNews.

The Company's 50% share of the operating profit (loss) of the Denver JOA is reported as "Share of Joint Operating Agency Profits" in its financial statements. Editorial costs associated with the RMN are included in operating expenses. The Company's financial statements do not include advertising and other revenue of the JOA, nor the costs to produce, distribute and market the newspapers, nor related depreciation. To enhance comparability of year-over-year operating results, the Company reports the RMN separately in Management's Discussion and Analysis.

All per share disclosures are on a diluted basis. Consolidated results of operations are presented on the following page.

( in thousands, except per share data )	For the years ended December 31,
	2001	Change	2000	Change	1999

Operating revenues:
Newspapers	$719,990	(2.0)%	$734,559	4.2%	$704,690
Scripps Networks	337,195	14.0%	295,681	38.9%	212,922
Broadcast television	277,601	(19.1)%	343,125	9.8%	312,362
Licensing and other media	88,785	(8.4)%	96,895	4.7%	92,570

Total	1,423,571	(3.2)%	1,470,260	11.2%	1,322,544
Denver Rocky Mountain News	19,441	(91.2)%	220,998	5.4%	209,713
Unusual item	(5,881)
Divested operating units			10,500		23,042

Total operating revenues	$1,437,131	(15.6)%	$1,701,758	9.4%	$1,555,299

Operating income (loss):
Newspapers	$201,941	(12.1)%	$229,717	(0.5)%	$230,810
Scripps Networks	59,387	9.0%	54,471		21,670
Broadcast television	50,568	(49.6)%	100,270	46.4%	68,491
Licensing and other media	14,050	(8.3)%	15,330	40.3%	10,924
Corporate	(19,545)	6.0%	(20,797)	(12.1)%	(18,558)

Total	306,401	(19.2)%	378,991	21.0%	313,337
Denver Rocky Mountain News	(15,885)		(24,104)		(16,178)
Unusual items	(16,079)		(9,523)		(2,000)
Divested operating units			(275)		195

Total operating income	274,437	(20.5)%	345,089	16.8%	295,354
Interest expense	(39,197)		(51,934)		(45,219)
Investment results, net of expenses	5,063		(24,834)		544
Net gains on divested operations			6,196
Miscellaneous, net	1,079		1,485		3,505
Income taxes	(99,622)		(108,090)		(103,612)
Minority interest	(3,797)		(4,459)		(4,450)

Net income	$137,963	(15.6)%	$163,453	11.9%	$146,122

Per share of common stock:
Net income	$1.73	(16.0)%	$2.06	11.4%	$1.85

Weighted-average shares outstanding	79,970		79,161		78,951

Reconciliation to earnings from core operations:
Reported net income	$137,963	(15.6)%	$163,453	11.9%	$146,122
Net investment results	(3,754)		15,835		(355)
Workforce reductions	10,086				746
Net gains on divested operations			(3,955)
Denver JOA preparatory expenses			6,190
Income tax liability adjustments			(7,170)
Food Network move					498

Net income from core operations	$144,295	(17.2)%	$174,353	18.6%	$147,011

Per share of common stock:
Reported net income	$1.73	(16.0)%	$2.06	11.4%	$1.85
Net investment results	(.05)		.20		(.00)
Workforce reductions	.13				.01
Net gains on divested operations			(.05)
Denver JOA preparatory expenses			.08
Income tax liability adjustments			(.09)
Food Network move					.01

Net income from core operations	$1.80	(18.2)%	$2.20	18.3%	$1.86

See Notes to Selected Financial Data on pages F-3 and F-4 regarding items excluded from core operations.

( In thousands )
	For the years ended December 31,
	2001	Change	2000	Change	1999

Other Financial and Statistical Data - excluding
divested operating units and unusual items:

Total advertising revenues	$1,071,217	(5.5)%	$1,133,474	14.4%	$990,457

Advertising revenues as a percentage of total revenues	75.2%		77.1%		74.9%

EBITDA:
Newspapers	$250,823	(10.1)%	$279,050	0.1%	$278,803
Scripps Networks	75,547	9.9%	68,770	104.9%	33,567
Broadcast television	79,651	(38.3)%	129,018	34.5%	95,955
Licensing and other media	14,881	(7.8)%	16,144	27.7%	12,640
Corporate	(18,596)	6.2%	(19,825)	(13.2)%	(17,519)

Total	402,306	(15.0)%	473,157	17.3%	403,446
Denver Rocky Mountain News	(13,137)		(9,641)		(3,132)

Total EBITDA	$389,169	(16.0)%	$463,516	15.8%	$400,314

Effective income tax rate for core operations	41.3%		41.2%		40.8%

Statement of Cash Flows Information:

Net cash provided by operating activities	$206,067	(19.4)%	$255,743	32.2%	$193,515
Capital expenditures	(68,223)		(74,577)		(79,826)
Business acquisitions and investments	(102,299)		(139,056)		(69,515)
Increase (decrease) in long-term debt	9,202		(53,958)		(1,256)
Dividends paid, including to minority interests	(50,784)		(47,202)		(47,094)
Purchase and retirement of common stock	(22,449)		(4,571)		(34,951)

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

Interest expense decreased in 2001 primarily due to lower rates on variable rate credit facilities, and increased in 2000 primarily due to higher short-term interest rates. The weighted-average interest rate was 4.2% in 2001, 6.4% in 2000, and 5.3% in 1999. The Company is currently rolling over short-term debt at an effective 90-day yield of 1.8%. Average daily borrowings under short-term credit facilities were $504,000,000 in 2001, $527,000,000 in 2000 and $537,000,000 in 1999. The average balance of all interest bearing obligations was $741,000,000 in 2001, $767,000,000 in 2000 and $780,000,000 in 1999.

Amortization of intangible assets reduced earnings per share approximately $.39 in 2001, $.37 in 2000 and $.35 in 1999.

The Company adopted Financial Accounting Standard ("FAS") No. 142 – Goodwill and Other Intangible Assets effective January 1, 2002. See Note 2 to the Consolidated Financial Statements. If FAS No. 142's provisions regarding not amortizing goodwill and other intangible assets had been effective in 2001, amortization of goodwill and other intangible assets would have been $38,000,000 less, increasing earnings per share by $.35. The effective income tax rate on core operations would have been 39.4% under the same pro forma assumptions. The effective income tax rate in 2002 is expected to be approximately 39%.

Capital expenditures in 2002 are estimated to be approximately $78,000,000.

NEWSPAPERS - RMN operating results are presented separately as a single line item to enhance comparability of year-over-year results. Excluding Divested Operating Units and unusual items, operating results were as follows:

( in thousands )
	For the years ended December 31,
	2001	Change	2000	Change	1999

Operating revenues:
Local	$203,610	(3.8)%	$211,568	2.8%	$205,767
Classified	196,842	(6.2)%	209,942	7.2%	195,809
National	32,947	6.4%	30,977	10.9%	27,937
Preprint and other	92,204	1.8%	90,536	13.3%	79,902

Total advertising	525,603	(3.2)%	543,023	6.6%	509,415
Circulation	139,358	4.0%	133,948	(0.8)%	135,029
Share of joint operating agency profits	43,285	(8.7)%	47,412	(6.1)%	50,511
Other	11,744	15.4%	10,176	4.5%	9,735

Total operating revenues	719,990	(2.0)%	734,559	4.2%	704,690

Operating expenses, excluding depreciation and amortization:
Editorial and newspaper content	87,748	2.5%	85,637	0.6%	85,158
Newsprint and ink	82,272	1.8%	80,830	10.7%	73,022
Other press and production	69,131	3.6%	66,721	5.1%	63,507
Circulation and distribution	65,126	5.5%	61,738	11.1%	55,566
Other advertising products, internet and printing	29,786	17.9%	25,259	21.5%	20,794
Advertising sales and marketing	64,241	2.1%	62,914	6.7%	58,945
General and administrative	67,224	(3.7)%	69,793	2.3%	68,196

Total	465,528	2.8%	452,892	6.5%	425,188

EBITDA before equity-method investments	254,462	(9.7)%	281,667	0.8%	279,502
Share of pre-tax earnings of equity-method investments	(3,639)		(2,617)		(699)

EBITDA	250,823	(10.1)%	279,050	0.1%	278,803
Depreciation and amortization	48,882	(0.9)%	49,333	2.8%	47,993

Operating income before RMN	201,941	(12.1)%	229,717	(0.5)%	230,810
Denver Rocky Mountain News ("RMN")	(15,885)		(24,104)		(16,178)

Operating income	$186,056	(9.5)%	$205,613	(4.2)%	$214,632

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	34.8%		38.0%		39.6%
Operating income	28.0%		31.3%		32.8%

Cash received greater (less) than share of profits of JOAs
and equity-method investments	$20,949		$2,617		$699

Capital expenditures	34,363		29,834		30,693

Business acquisitions and investments	63,199		74,878		4,005

The demand for advertising was weak in most of the Company's markets in 2001, particularly local retail and help-wanted classified advertising. On a pro forma basis, assuming all acquisitions had been completed as of January 1, 1999, local advertising decreased 5.6% in 2001 and increased 1.9% in 2000; classified advertising decreased 7.3% in 2001 and increased 5.8% in 2000; circulation revenue increased 2.6% in 2001 and decreased 1.2% in 2000.

The average price of newsprint increased 6% in 2001 and 7% in 2000, after declining 15% in 1999. The average price of newsprint was $573 per metric ton in 2001, and $514 per metric ton in the fourth quarter.

Circulation and distribution costs increased primarily due to efforts to gain circulation at the Company's larger newspapers.

Operating losses in Denver were $15,900,000 in 2001 and $24,100,000 in 2000. In the fourth quarter, operating losses narrowed to $1,700,000 in 2001 from $3,100,000 in 2000. The Company's operating results in Denver have improved due to advertising and circulation rate increases and cost-cutting measures implemented by the JOA, including publication of combined weekend editions and a single classified advertising section distributed in both newspapers. However, in addition to the soft demand for advertising in general, major metropolitan markets in the U.S., including Denver, have experienced sharp decreases in help-wanted advertising. The weak demand for advertising has reduced the immediate improvement in operating results that was expected at the outset of the JOA.

Capital expenditures in 2002 are estimated to be approximately $39,000,000. Expected capital expenditures in 2002 include construction of a new production facility for the Knoxville newspaper. Depreciation is expected to be approximately $25,000,000. Amortization is expected to be approximately $700,000.

SCRIPPS NETWORKS - Operating results, excluding unusual items, were as follows:

( in thousands )
		For the years ended December 31,
	2001	Change		2000	Change		1999

Operating revenues:
Advertising	$272,299	9.1	% $	249,619	46.9	% $	169,959
Affiliate fees	59,175	46.8%		40,312	18.0%		34,149
Other	5,721	(0.5)%		5,750	(34.8)%		8,814

Total operating revenues	337,195	14.0%		295,681	38.9%		212,922

Operating expenses, excluding depreciation and amortization:
Programming and production	103,892	16.4%		89,274	31.7%		67,804
Operations and distribution	33,947	9.1%		31,127	10.5%		28,169
Sales and marketing	72,391	4.2%		69,442	29.7%		53,530
General and administrative	56,072	33.5%		41,992	26.3%		33,254

Total	266,302	14.9%		231,835	26.9%		182,757

EBITDA - before equity-method investments	70,893	11.0%		63,846			30,165
Share of pretax earnings of equity-method investments	4,654	(5.5)%		4,924			3,402

EBITDA	75,547	9.9%		68,770			33,567
Depreciation and amortization	16,160	13.0%		14,299			11,897

Operating income	$59,387	9.0	% $	54,471			$21,670

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	22.4%			23.3%			15.8%
Operating income	17.6%			18.4%			10.2%

Payments for programming less (greater) than amounts
recognized as expense	$(42,290)			$(45,509)			$(52,839)

Cash received for affiliate fees, net of launch incentive
payments, greater (less) than amounts recognized as
affiliate fee revenue	(49,316)			13,005			(3,245)

Dividends greater (less) than share of earnings of
equity-method investments	1,406			(2,524)			(762)

Capital expenditures	14,114			12,236			21,557

Business acquisitions and investments	20,934			1,587			18,206

Other information:
Program assets capitalized during the year	138,773			126,471			121,289

Launch incentives capitalized during the year	82,329			13,448			21,693

According to the Nielsen Homevideo Index, HGTV was telecast to 76.4 million homes in December 2001, 67.1 million homes in December 2000, 59.0 million homes in December 1999, and 48.4 million homes in December 1998. Food Network was telecast to 71.5 million homes in December 2001, 54.4 million homes in December 2000, 44.2 million homes in December 1999, and 37.1 million homes in December 1998.

The advertising recession in 2001 contributed to Scripps Networks' reduced growth in advertising revenue.

The Company recognizes affiliate fees received from cable and satellite television systems pursuant to network distribution contracts over the terms of the contracts, including any initial free period. Launch incentives are amortized based upon the percentage of the current period's total revenues earned on the contract to the estimated total of such revenues over the duration of the contract. See Note 1 to the Consolidated Financial Statements.

In 2001 Food Network renewed and extended its network distribution contracts with AT&T and AOL Time Warner. The agreements expand distribution of Food Network and provide for payment of affiliate fees to Food Network beginning in 2004. Food Network's network distribution contracts generally provided the network to cable television systems without charge through 2003. In exchange for the agreement to pay affiliate fees and expanded distribution, Food Network agreed to make additional launch incentive payments.

Affiliate fee revenue for HGTV and Food Network is expected to increase approximately 9% in 2002.

Programming and production expense has increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks. The Company owns the rights to substantially all of the programming it produces and expects to telecast the programs over several years. Programming and production expense in 2002 is expected to increase approximately 13% for HGTV and approximately 27% for Food Network, and approximately 18% for the two networks combined.

The Company launched DIY, its third network, in the fourth quarter of 1999, and launched a fourth network, Fine Living, in the first quarter of 2002. Start-up costs associated with DIY and Fine Living reduced EBITDA by $22,100,000 in 2001, $10,900,000 in 2000, and $3,700,000 in 1999. Operating losses for DIY and Fine Living are expected to reduce EBITDA by approximately $28,000,000 to $33,000,000 in 2002. The cash required by DIY and Fine Living will substantially exceed the reported operating losses in 2002 because of investments in programming and launch incentive payments to cable television systems.

Excluding losses associated with the launch of new networks, EBITDA increased 23% in 2001 and more than doubled in 2000.

Capital expenditures in 1999 included expansion of the studio and office facilities for HGTV and DIY. Capital expenditures in 2002 are expected to be approximately $14,000,000. Depreciation is expected to be approximately $10,000,000. Amortization is expected to be approximately $3,000,000.

BROADCAST TELEVISION - Operating results, excluding unusual items, were as follows:

( in thousands )
	For the years ended December 31,
	2001	Change	2000	Change	1999

Operating revenues:
Local	$162,761	(6.4)%	$173,878	1.5%	$171,353
National	96,866	(18.9)%	119,428	(1.0)%	120,638
Political	2,400		34,762		2,478
Network compensation	9,279	(6.8)%	9,951	(24.2)%	13,121
Other	6,295	23.3%	5,106	7.0%	4,772

Total operating revenues	277,601	(19.1)%	343,125	9.8%	312,362

Operating expenses, excluding depreciation and amortization:
Programming and station operations	138,132	(5.8)%	146,630	(2.5)%	150,444
Sales and marketing	34,918	(14.4)%	40,807	4.3%	39,110
General and administrative	24,900	(6.6)%	26,670	(0.7)%	26,853

Total	197,950	(7.5)%	214,107	(1.1)%	216,407

EBITDA	79,651	(38.3)%	129,018	34.5%	95,955
Depreciation and amortization	29,083	1.2%	28,748	4.7%	27,464

Operating income	$50,568	(49.6)%	$100,270	46.4%	$68,491

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	28.7%		37.6%		30.7%
Operating income	18.2%		29.2%		21.9%

Payments for programming less than
amounts recognized as expense	$2,464		$1,460		$1,029

Capital expenditures	18,785		31,280		25,749

Business acquisitions and investments	27		14,710		130

Program assets capitalized during the year	37,358		42,671		51,540

Average audience shares for broadcast television stations have declined in recent years due to competition from new broadcast television networks and increases in the audience share of cable television networks. Technological advancement in interactive media services is expected to further increase these competitive pressures. In addition, the Company continues to be adversely affected by its relatively high exposure to the ABC television network, for which audience levels have generally declined in recent years. Six of the Company's 10 television stations are ABC affiliates. Those six stations provide more than 75% of the Company's total broadcast television revenues.

Year-over-year revenue comparisons are difficult because of the political advertising revenue in even-numbered years. Demand for advertising was weak in the Company's television markets in 2001. The return of political advertising and the Olympics are expected to boost EBITDA in 2002.

In 2001 the Company renegotiated and extended its affiliation agreements with NBC. Originally scheduled to expire in 2004, network compensation will be sharply reduced under the new agreements, which extend through 2009. The Company's three NBC affiliates recognized $2,400,000 in network compensation in 2000 and $1,400,000 in 2001. Network compensation at the Company's NBC affiliates is expected to be approximately $300,000 in 2002. The Company's ABC affiliation agreements expire in 2004 through 2006.

Operating expenses, excluding depreciation and amortization, are expected to increase approximately 2% in 2002.

Capital expenditures include the construction of a new building for the West Palm Beach station in 2000. Capital spending was also higher in 2000 and 1999 as five of the Company's stations were equipped to broadcast a digital signal. The Company is required to begin digital broadcasting in all of its markets by May 2002. Capital expenditures in 2002 are expected to be approximately $23,000,000. Depreciation in 2002 is expected to be approximately $21,000,000. Amortization is expected to be approximately $100,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operating activities. Advertising provides 75% to 80% of the Company's total revenues, so the Company's cash flow from operating activities is adversely affected during recessionary periods. The Company's cash flow from operating activities was $206,000,000 in 2001 and $256,000,000 in 2000. Lower advertising revenues, investments in Scripps Network's programming and increased launch incentive payments for Scripps Networks were the primary causes of the decrease. The Company expects to continue to make similar investments in programming and to continue to increase the distribution of Scripps Networks.

Despite the advertising recession in 2001, cash flow from operating activities exceeded capital expenditures and cash dividends by $87,100,000, and is expected to substantially exceed capital expenditures and cash dividends in 2002, as it has since 1992.

The excess cash flow from existing businesses and the Company's substantial borrowing capacity have been used primarily to fund acquisitions, investments, and to develop new businesses. There are essentially no legal or other restrictions on the transfer of funds among the Company's business segments.

A summary of the Company's contractual cash commitments as of December 31, 2001, is as follows:

( in thousands )
	Less than	1 to 3	4 to 5	Over
	1 Year	Years	Years	5 Years	Total

On balance sheet amounts:
Long-term debt	$613,878	$91	$111	$109,764	$723,844
Other long-term obligations:
Network distribution contracts	61,624	3,123	1,796		66,543
Programming	40,932	1,302			42,234
Employee compensation and benefits	4,221	9,494	8,243	76,121	98,079
Other long-term obligations		41	62	15,387	15,490

Commitments and off-balance sheet obligations:
Network distribution contracts	44,500				44,500
Programming	64,400	85,500	8,200		158,100
Operating leases	13,800	20,100	15,900	16,800	66,600
Purchase commitments	18,600	31,000	10,200	1,900	61,700

Total contractual cash obligations	$861,955	$150,651	$44,512	$219,972	$1,277,090

Repurchase of a total of 6,000,000 Class A Common shares was authorized by the Board of Directors in 1998. The balance remaining on this authorization is 1,730,000 shares.

Net debt (borrowings less cash equivalent and other short-term investments) increased $8,000,000 in 2001, to $722,000,000 at December 31, 2001. Net debt includes commercial paper borrowings totaling $514,000,000, with average maturities of 90 days or less. Commercial paper borrowings are supported by bank credit facilities which permit maximum borrowings of $675,000,000 and expire in September 2002. This facility is expected to be replaced with a similar facility prior to expiration. The Company's access to commercial paper markets can be affected by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's access to commercial paper markets and its borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

MARKET RISK

The Company's earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. See "Business - Newspapers - Raw Materials and Labor Costs." The Company is also exposed to changes in the market value of its investments.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. The Company held no foreign currency or newsprint derivative financial instruments at December 31, 2001, or during the year then ended.

The following table presents additional information about the Company's market-risk-sensitive financial instruments:

( in thousands )	As of December 31, 2001		As of December 31, 2000
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$513,855	$513,855	$512,788	$512,788
$100 million, 6.625% note, due in 2007	99,916	104,376	99,901	97,900
$100 million, 6.375% note, due in 2002	99,983	102,685	99,964	99,800
Other notes	10,090	9,084	1,956	812

Total long-term debt including current portion	$723,844	$730,000	$714,609	$711,300

Financial instruments subject to market value risk:
AOL Time Warner common stock (2,017,000 shares)	$64,740	$64,740
Time Warner common stock (1,344,000 shares)			$27,816	$70,239
Centra Software (700,500 and 1,792,500 common shares)	1,427	5,604	3,652	6,946
Other available-for-sale securities	597	4,213	639	3,969

Total investments in publicly-traded companies	66,764	74,557	32,107	81,154
Other equity investments	51,714	(a)	87,266	(a)

(a)	Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values. Many of the investees have had no rounds of equity financing in the past two years. There can be no assurance as to the amounts the Company would receive if these securities were sold.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities at December 31 was 2.0% in 2001, 6.6% in 2000, and 6.0% in 1999.

CONSOLIDATED BALANCE SHEETS

( in thousands )
	As of December 31,
	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$17,419	$14,112
Accounts and notes receivable (less allowances - 2001, $13,964; 2000, $13,891)	236,311	289,583
Program rights and production costs	120,715	115,513
Inventories	7,345	17,802
Deferred income taxes	30,850	30,421
Miscellaneous	38,018	35,449

Total current assets	450,658	502,880

Investments	331,542	177,922

Property, Plant and Equipment	394,677	502,041

Goodwill and Other Intangible Assets	1,203,191	1,226,306

Other Assets:
Program rights and production costs (less current portion)	122,620	96,881
Network distribution contracts	124,639	63,966
Miscellaneous	16,433	20,044

Total other assets	263,692	180,891

TOTAL ASSETS	$2,643,760	$2,590,040

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )
	As of December 31,
	2001	2000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$613,878	$212,828
Accounts payable	81,690	114,275
Customer deposits and unearned revenue	29,381	37,214
Accrued liabilities:
Employee compensation and benefits	44,792	49,089
Network distribution contracts	61,624	48,257
Miscellaneous	74,146	71,313

Total current liabilities	905,511	532,976

Deferred Income Taxes	146,989	147,106

Long-Term Debt (less current portion)	109,966	501,781

Other Long-Term Obligations and Minority Interests (less current portion)	129,394	130,367

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and
outstanding: 2001 - 60,103,746 shares; 2000 - 59,641,828 shares	601	596
Voting - authorized: 30,000,000 shares; issued and
outstanding: 2001 - 19,096,913 shares; 2000 - 19,096,913 shares	191	191

Total	792	787
Additional paid-in capital	174,485	157,394
Retained earnings	1,183,595	1,093,138
Unrealized gains on securities available for sale	5,067	31,877
Foreign currency translation adjustment	(554)	361
Unvested restricted stock awards	(11,485)	(5,747)

Total stockholders' equity	1,351,900	1,277,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,643,760	$2,590,040

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

( in thousands, except per share data )
	For the years ended December 31,
	2001	2000	1999

Operating Revenues:
Advertising	$1,081,996	$1,346,477	$1,198,306
Circulation	140,138	147,848	153,742
Licensing	65,877	68,549	63,755
Affiliate fees	59,175	40,312	34,149
Share of joint operating agency profits	45,175	47,412	50,511
Other	44,770	51,160	54,836

Total operating revenues	1,437,131	1,701,758	1,555,299

Operating Expenses:
Employee compensation and benefits	470,538	516,707	492,162
Newsprint and ink	88,120	156,369	143,183
Amortization of program rights and production costs	135,489	121,044	98,810
Other operating expenses	369,420	453,384	421,939
Depreciation	55,721	69,057	65,300
Amortization of intangible assets	43,406	40,108	38,551

Total operating expenses	1,162,694	1,356,669	1,259,945

Operating Income	274,437	345,089	295,354

Other Credits (Charges):
Interest expense	(39,197)	(51,934)	(45,219)
Investment results, net of expenses	5,063	(24,834)	544
Net gains on divested operations		6,196
Miscellaneous, net	1,079	1,485	3,505

Net other credits (charges)	(33,055)	(69,087)	(41,170)

Income Before Taxes and Minority Interests	241,382	276,002	254,184
Provision for Income Taxes	99,622	108,090	103,612

Income Before Minority Interests	141,760	167,912	150,572
Minority Interests	3,797	4,459	4,450

Net Income	$137,963	$163,453	$146,122

Net Income per Share of Common Stock:
Basic	$1.75	$2.09	$1.87
Diluted	$1.73	$2.06	$1.85

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Cash Flows from Operating Activities:
Net income	$137,963	$163,453	$146,122
Adjustments to reconcile net income
to net cash flows from operating activities:
Depreciation and amortization	99,127	109,165	103,851
Cash received greater than share of profits
of JOAs and equity method investments	22,413	1,214	1,119
Deferred income taxes	14,068	(3,119)	14,333
Tax benefits of stock compensation plans	10,478	4,959	3,959
Stock and deferred compensation plans	9,940	11,116	9,960
Minority interests in income of subsidiary companies	3,797	4,459	4,450
Cash received for affiliate fees, net of launch incentive payments,
greater (less) than affiliate fees revenue	(49,316)	13,005	(3,245)
Program cost amortization greater (less) than payments	(39,826)	(44,049)	(51,810)
Net investment results and loss (gain) on divestitures	(6,658)	17,732	(1,554)
Other changes in certain working capital accounts, net	4,069	(18,773)	(29,130)
Miscellaneous, net	12	(3,419)	(4,540)

Net operating activities	206,067	255,743	193,515

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68,223)	(74,577)	(79,826)
Investments in Denver JOA	(61,420)
Purchase of subsidiary companies and long-term investments	(40,879)	(139,056)	(69,515)
Change in short-term investments, net			20,551
Sale of subsidiary companies and long-term investments	14,550	50,940	9,344
Miscellaneous, net	1,575	10,789	2,602

Net investing activities	(154,397)	(151,904)	(116,844)

Cash Flows from Financing Activities:
Increase in long-term debt	9,271	737	4,340
Payments on long-term debt	(69)	(54,695)	(5,596)
Dividends paid	(47,506)	(43,924)	(43,816)
Repurchase Class A Common shares	(22,449)	(4,571)	(34,951)
Dividends paid to minority interests	(3,278)	(3,278)	(3,278)
Miscellaneous, net (primarily employee stock options)	15,668	5,548	1,667

Net financing activities	(48,363)	(100,183)	(81,634)

Increase (Decrease) in Cash and Cash Equivalents	3,307	3,656	(4,963)

Cash and Cash Equivalents:
Beginning of year	14,112	10,456	15,419

End of year	$17,419	$14,112	$10,456

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$38,538	$51,434	$45,162
Income taxes paid	63,008	110,065	89,117
Denver newspaper assets contributed to JOA	156,830
Destin newspaper traded for Fort Pierce newspaper (see Note 3)		3,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unvested Restricted Stock Awards	Total Stockholders' Equity

As of December 31, 1998	$785	$161,878	$871,303	$39,485	$(3,731)	$1,069,720
Comprehensive income
Net income			146,122			146,122

Unrealized gains, net of tax of ($9,393)				17,358		17,358
Reclassification adjustment for losses (gains) in income, net of tax of ($558)				1,036		1,036

Increase in unrealized gains				18,394		18,394
Currency translation, net of tax of $176				392		392

Total			146,122	18,786		164,908
Dividends: declared and paid - $.56 per share			(43,816)			(43,816)
Convert 2,000 Voting Shares to Class A shares
Repurchase 784,793 Class A Common shares	(8)	(34,943)				(34,951)
Compensation plans, net: 430,896 shares issued; 200 shares forfeited; 47,421 shares repurchased	4	5,984			(1,209)	4,779
Tax benefits of compensation plans		3,812				3,812

As of December 31, 1999	781	136,731	973,609	58,271	(4,940)	1,164,452
Comprehensive income:
Net income			163,453			163,453

Unrealized gains (losses), net of tax of $17,973				(32,819)		(32,819)
Reclassification adjustment for losses (gains) in income, net of tax of ($4,233)				7,398		7,398

Increase (decrease) in unrealized gains				(25,421)		(25,421)
Currency translation				(612)		(612)

Total			163,453	(26,033)		137,420
Dividends: declared and paid - $.56 per share			(43,924)			(43,924)
Convert 120,000 Voting Shares to Class A shares
Repurchase 80,500 Class A Common shares	(1)	(4,570)				(4,571)
Compensation plans, net: 742,915 shares issued; 15,445 shares forfeited; 50,591 shares repurchased	7	20,275			(807)	19,475
Tax benefits of compensation plans		4,958				4,958

As of December 31, 2000	787	157,394	1,093,138	32,238	(5,747)	1,277,810
Comprehensive income:
Net income			137,963			137,963

Unrealized gains, net of tax of ($2,687)				4,990		4,990
Reclassification adjustment for losses (gains) in income, net of tax of $17,124				(31,800)		(31,800)

Increase (decrease) in unrealized gains				(26,810)		(26,810)
Currency translation, net of tax of $180				(915)		(915)

Total			137,963	(27,725)		110,238
Dividends: declared and paid - $.60 per share			(47,506)			(47,506)
Repurchase 382,200 Class A Common shares	(4)	(22,445)				(22,449)
Compensation plans, net: 966,084 shares issued; 2,500 shares forfeited; 119,466 shares repurchased	9	29,058			(5,738)	23,329
Tax benefits of compensation plans		10,478				10,478

As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The E. W. Scripps Company ("Company") operates in three reportable segments: newspapers, cable television networks (referred to as "Scripps Networks") and broadcast television.

Newspapers include 21 daily newspapers in the U.S., and derive revenue primarily from the sale of advertising space to local and national advertisers and from the sale of the newspapers to readers.

Scripps Networks includes three national television networks that are distributed by cable and satellite television systems: Home & Garden Television ("HGTV"), Food Network and Do It Yourself ("DIY"), and the Company's 12% interest in FOX SportsSouth, a regional television network. The Company owned 68.0% of Food Network on December 31, 2001. The Company will launch Fine Living, its fourth national network, in March 2002. The Company owns 94% of Fine Living. Revenues are derived primarily from the sale of advertising time and from affiliate fees paid by distributors.

Broadcast television includes ten stations, nine of which are affiliated with national broadcast networks. Broadcast television derives revenue from the sale of advertising time to local and national advertisers and from affiliated networks for broadcasting their programs.

The relative importance of each line of business is indicated in the segment information presented in Note 13. Licensing and other media aggregates the Company's operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company's financial statements include estimates for such items as income taxes payable and self-insured risks. The Company self-insures for employees' medical and disability income benefits, workers' compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $22,700,000 at December 31, 2001. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary companies.

Revenue Recognition - Significant revenue recognition policies are as follows:

  Advertising revenues are recognized based on dates of publication or broadcast, net of agency commissions. Advertising contracts, which generally have terms of one year or less, provide discounts based upon the volume of advertising purchased during the terms of the contracts. Advertising revenues are recognized net of estimated discounts that will be earned during the contracts terms. Revenues from advertising on the Company's Internet sites are recognized over the terms of the contracts.
  Circulation revenues are recognized based on dates of publication. The Company's newspapers are either: i) sold directly to subscribers and delivered by employees or independent newspaper carriers, or ii) sold to independent newspaper distributors who resell the newspapers. Circulation revenue from newspapers sold directly to subscribers is based on the subscription price. Circulation revenue from newspapers sold to independent newspaper distributors is based upon the wholesale prices.
  Broadcast television's network compensation revenues are recognized on a straight-line basis over the terms of the contracts. The network affiliation agreements generally provide for the payment of pre-determined fees. Compensation dependent upon other factors and which may vary over the terms of the contracts is recognized when such amounts are earned.
  Affiliate fees represent monthly payments received from cable and satellite television systems pursuant to network distribution contracts. Affiliate fees are reported net of amortization of incentive payments (referred to as "launch incentives") to cable and satellite television systems in exchange for long-term distribution contracts. Such contracts may provide for an initial period wherein affiliate fees are waived (referred to as a "free period"). Affiliate fee revenues are recognized as programming is provided to cable and satellite television systems over the lives of the contracts, including any free period. Launch incentives are amortized based upon the percentage of the current period's total revenues earned on the contract to the estimated total of such revenues over the duration of the contract. Accrued revenue and unamortized launch incentives are included in Network Distribution Contracts in the accompanying Consolidated Balance Sheets.
  Royalties from merchandise licensing are recognized as the licensee sells products. Royalties from promotional licensing are recognized on a straight-line basis over the terms of the licensing agreements.

Program Rights and Production Costs - Program rights are recorded when licensed programs become available for broadcast. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. The liability for program rights is not discounted for imputed interest.

Production costs are primarily costs incurred in the production of internally developed programming. These costs are amortized on a straight-line basis over the estimated useful lives of the programs, generally three years. Program and production costs are stated at the lower of unamortized cost or fair value. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

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

Goodwill and Other Intangible Assets - Goodwill represents the cost of acquisitions in excess of the acquired businesses' tangible assets and identifiable intangible assets. Audience and newspaper subscriber base represents the cost of acquisitions assigned to the potential to deliver advertising to the viewers and readers of the acquired business' programming and publications. Amortization is calculated on a straight-line basis over 40 years. Upon adoption of Financial Accounting Standard ("FAS") No. 142 – Goodwill and Other Intangible Assets these assets will be subsumed into goodwill (see Note 2).

Broadcast television network affiliation represents the cost of acquisitions assigned to audience recognition of the acquired television station as a network affiliate. Broadcast television network affiliation and FCC licenses are amortized on a straight-line basis over 40 years. Upon adoption of FAS No. 142 amortization of these intangible assets will cease.

Cable network affiliation represents the cost of acquisitions assigned to the potential of the cable television network to deliver advertising to cable and satellite television subscribers during the terms of existing network distribution contracts. Amortization is calculated on a straight-line basis over the greater of five years or the remaining duration of the network distribution contracts. Customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

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

Investments - The Company has invested in various securities, including public and private companies. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the Consolidated Statements of Income.

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

The Company is a partner in JOAs in four markets. The JOA between the Company's Denver Rocky Mountain News and MediaNews Group Inc.'s Denver Post was approved by the U.S. Attorney General in January 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency L.L.C., which is 50%-owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity. In addition, the Company paid $60,000,000 to MediaNews Group Inc. The JOA commenced operations on January 22, 2001.

The Company receives a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets. The Company includes its portion of JOA operating profits in operating revenues, and includes its residual interest in the net assets of the Denver and Albuquerque JOAs in Investments in the Consolidated Balance Sheets. The Company does not include any assets or liabilities related to its other JOAs in its Consolidated Balance Sheets because the Company has no residual interest in the net assets of those JOAs.

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is computed using the first in, first out ("FIFO") method.

Stock-Based Compensation - The Company's incentive plans provide for awards of options to purchase Class A Common shares and awards of Class A Common shares. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common shares vest over an incentive period conditioned upon the individual's employment through that period. The Company measures compensation expense using the intrinsic-value-based method (see Note 15).

Cash Equivalent and Short-term Investments - Cash equivalents represent debt instruments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash equivalent and short-term investments are carried at cost plus accrued income, which approximates fair value.

Risk Management Contracts - The Company does not hold derivative financial instruments for trading or speculative purposes, and does not hold leveraged contracts. The impact of risk management activities on the Company's financial position, its results of operations, and its cash flows is immaterial. The Company held no derivative financial instruments in the three years ended December 31, 2001.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Basic weighted-average shares outstanding	78,825	78,170	77,936

Effect of dilutive securities:
Unvested restricted stock held by employees	169	165	179
Stock options held by employees	976	826	836

Diluted weighted-average shares outstanding	79,970	79,161	78,951

Reclassifications - For comparative purposes, certain 2000 and 1999 amounts have been reclassified to conform to 2001 classifications.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - The Company adopted FAS No. 133 – Accounting for Derivative Financial Instruments and Hedging Activities effective January 1, 2001. Adoption of this standard had no effect on the Company's financial statements.

The Company adopted FAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets in 2001. Adoption of this standard had no effect on the Company's financial statements.

In 2001 the Company adopted the accounting method prescribed in Emerging Issues Task Force Issue ("EITF") 00-25 – Vendor Income Statement Classification of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 requires consideration paid to customers to be deducted from revenue. Prior to adoption of this accounting method, the Company had classified amortization of launch incentives paid to cable and satellite television systems as an operating expense in its Consolidated Statements of Income. Previously issued financial statements have been reclassified. The reclassification had no effect on the Company's reported net income or financial position.

Recently Issued Accounting Standards - FAS No. 141 - Business Combinations and FAS No. 142 - Goodwill and Other Intangible Assets were issued in August 2001. FAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. FAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill. Intangible assets that do not meet the requirements for recognition apart from goodwill are subsumed into goodwill.

The Company adopted FAS No. 142 effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS No. 144. The Company must complete a transitional evaluation of whether goodwill is impaired prior to June 30, 2002. To complete the transitional impairment evaluation, the Company must (i) identify reporting units, (ii) determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to those reporting units, and (iii) determine whether the carrying value of the reporting unit exceeds its fair value. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets and liabilities (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recorded as the cumulative effect of a change in accounting principle.

If the non-amortization provisions of FAS No. 142 had been effective for all periods presented, reported results of operations would have been as follows:

( in thousands, except per share data )
				For the Years Ended
	December 31, 2001			December 31, 2000			December 31, 1999
	Net	Basic	Diluted	Net	Basic	Diluted	Net	Basic	Diluted
	Income	EPS	EPS	Income	EPS	EPS	Income	EPS	EPS

As reported	$137,963	$1.75	$1.73	$163,453	$2.09	$2.06	$146,122	$1.87	$1.85

Add back amortization of:
Goodwill	27,163.34		.34	25,798.33		.33	25,029.32		.32
FCC licenses	470.01		.01	470.01		.01	470.01		.01
Network affiliation and other	233.00		.00	226.00		.00	226.00		.00

As adjusted	$165,829	$2.10	$2.07	$189,947	$2.43	$2.40	$171,847	$2.20	$2.18

Information regarding the Company's goodwill and other intangible assets as of the date of adoption of FAS No. 142 is as follows:

( in thousands )
		Scripps	Broadcast	Licensing	Net Book	Carrying	Accumulated
	Newspapers	Networks	Television	and Other	Value	Amount	Amortization

Goodwill:
Goodwill	$724,106	$138,115	$153,882	$18	$ 1,016,121
Audience and subscriber base	55,004		56,644		111,648
Work force	1,622		8,841		10,463

Total	780,732	138,115	219,367	18	1,138,232

Unamortized intangible assets:
FCC licenses			25,622		25,622
Network affiliation			26,748		26,748
Other	1,153	432			1,585

Total	1,153	432	52,370		53,955

Amortized intangible assets:
Cable network affiliation		5,456			5,456	$20,669	$15,213
Customer lists	3,003				3,003	4,219	1,216
Other	1,181	1,015	349		2,545	6,607	4,062

Total	4,184	6,471	349		11,004	31,495	20,491

Total goodwill and intangible assets	786,069	145,018	272,086	18	1,203,191

Program rights		214,419	28,916		243,335	539,746	296,411

Network distribution contracts		124,639			124,639	209,536	84,897

Amortization for assets recorded as of December 31, 2001, for each of the five succeeding years is presented below. Amortization will be greater than the reported amounts because additional assets will be acquired.

( in thousands )
		Scripps	Broadcast	Licensing
	Newspapers	Networks	Television	and Other	Total

Intangible assets	$400	$3,100	$100		$3,600
Program rights		94,100	26,600		120,700
Network distribution contracts		19,200			19,200

Total 2002	$400	$116,400	$26,700		$143,500

Intangible assets	$400	$2,200	$100		$2,700
Program rights		70,800	1,400		72,200
Network distribution contracts		18,200			18,200

Total 2003	$400	$91,200	$1,500		$93,100

Intangible assets	$400	$600	$100		$1,100
Program rights		35,400	700		36,100
Network distribution contracts		17,200			17,200

Total 2004	$400	$53,200	$800		$54,400

Intangible assets	$400	$100			$500
Program rights		10,900	$100		11,000
Network distribution contracts		18,000			18,000

Total 2005	$400	$29,000	$100		$29,500

Intangible assets	$400	$100			$500
Program rights		2,500			2,500
Network distribution contracts		16,400			16,400

Total 2006	$400	$19,000			$19,400

3. ACQUISITIONS AND DIVESTITURES

Acquisitions

2001	-	The Company acquired an additional 4.0% interest in Food Network.

2000	-

The Company acquired the daily newspaper in Fort Pierce, Florida, in exchange for its newspaper in Destin, Florida, and cash; the daily newspaper in Henderson, Kentucky; the weekly newspaper in Marco Island, Florida; and television station KMCI in Lawrence, Kansas.

1999	-	The Company acquired an additional 6.9% interest in Food Network.

The following table presents additional information about the acquisitions:

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Goodwill and other intangible assets acquired	$19,435	$73,305	$18,243
Other assets acquired (primarily property and equipment)		14,495

Total	19,435	87,800	18,243
Fair value of Destin newspaper		(3,857)
Liabilities assumed		(1,876)	(592)

Cash paid	$19,435	$82,067	$17,651

The acquisitions have been accounted for as purchases. The allocations of the purchase prices in 2001 are based upon preliminary appraised values of the assets acquired and liabilities assumed, and are therefore subject to change. Operating results are included in the Consolidated Statements of Income from the dates of acquisitions, with the exception of KMCI whose results were included while the Company operated the station under a contract with the previous owner. Pro forma results are not presented because the combined results of operations would not be significantly different than the reported amounts.

Divestitures

2000	-

The Company sold its independent telephone directories and traded its Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. The sales and trade resulted in net gains of $6,196,000, $4,000,000 after-tax ($.05 per share).

Included in the consolidated financial statements were the following results of divested operating units (excluding gains on sales):

( in thousands )
	For the years ended December 31,
	2000	1999

Operating revenues	$ 10,500	$ 23,042
Operating income (loss)	(275)	195

4. UNUSUAL CREDITS AND CHARGES
2001 -	The Company’s reported results of operations were affected by the following items:

Included in net investment results are i) recognized net investment gains and ii) adjustments to accrued incentive compensation related to changes in the net gains (realized and estimated unrealized) on the Scripps Ventures I portfolio. Included in recognized net investment gains are i) realized net gains totaling $77,300,000, including $65,900,000 on the exchange of the Company’s investment in Time Warner for America Online (“AOL”), which acquired Time Warner in the first quarter, and an $11,700,000 gain on the sale of a portion of the Company’s investment in Centra Software, ii) $80,200,000 in write-downs for several investments, including a $29,000,000 write-down of the investment in AOL in the fourth quarter, and iii) an $11,500,000 reduction in accrued incentive compensation, to zero at December 31, 2001. Net investment results increased net income $3,800,000 ($.05 per share).

Costs associated with workforce reductions, including the Company’s share of such costs at the Denver JOA, reduced operating income $16,100,000. Net income was reduced $10,100,000 ($.13 per share).

The combined effect of the above items was to reduce 2001 net income $6,300,000 ($.08 per share).

2000 -	In addition to the gains on divested operations described in Note 3, the Company’s reported results of operations were affected by the following items:

Included in net investment results are i) realized gains of $12,400,000, ii) $29,900,000 in write-downs for several investments, and iii) a $4,500,000 increase in accrued incentive compensation, to $11,500,000 at December 31, 2000. Net investment results reduced net income $15,800,000 ($.20 per share).

$9,500,000 of expenses associated with preparations for the joint newspaper operations in Denver. Net income was reduced $6,200,000 ($.08 per share).

Reduction of the estimated liability for prior year income taxes and a reduction in the estimate of unrealizable state net operating loss carryforwards (see Note 5). Net income was increased $7,200,000 ($.09 per share).

The combined effect of the above items was to reduce 2000 net income $10,900,000 ($.14 per share).

1999 -	The Company’s reported results of operations were affected by the following items:

Included in net investment results are i) realized gains of $11,200,000, ii) $2,600,000 in write-downs for several investments, and iii) a $7,000,000 increase in accrued incentive compensation, to $7,000,000 at December 31, 1999. Net investment results increased net income $400,000 ($.00 per share).

Costs incurred to move the Food Network’s operations to a different location in Manhattan totaled $800,000. Net income was reduced $500,000 ($.01 per share).

Severance payments totaling $1,200,000 to certain television station employees, reducing net income $700,000 ($.01 per share).

The combined effect of the above items was to reduce 1999 net income $900,000 ($.01 per share).

5. INCOME TAXES

The Company's 1992 through 1995 consolidated federal income tax returns are currently under examination by the IRS. In 2000 the Company reduced its liability for prior year income taxes by $4,200,000. Management believes that adequate provision for income taxes has been made for all open years.

The approximate effects of the temporary differences giving rise to the Company's deferred income tax liabilities (assets) were as follows:

( in thousands )
	As of December 31,
	2001	2000

Accelerated depreciation and amortization	$150,929	$163,469
Investments, primarily gains and losses not yet recognized for tax	22,795	12,266
Accrued expenses not deductible until paid	(10,219)	(10,575)
Deferred compensation and retiree benefits not deductible until paid	(29,673)	(31,682)
Other temporary differences, net	(10,499)	(11,217)

Total	123,333	122,261
State net operating loss carryforwards	(13,587)	(12,128)
Valuation allowance for state deferred tax assets	6,393	6,552

Net deferred tax liability	$116,139	$116,685

The Company's state net operating loss carryforwards expire from 2003 through 2016. At each balance sheet date management estimates the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance. Based upon expected taxable income of subsidiary companies with state net operating loss carryforwards during the carryforward periods, the Company reduced its valuation allowance by $3,000,000 in 2000.

The provision for income taxes consisted of the following:

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Current:
Federal	$55,758	$82,514	$67,247
State and local	15,531	18,361	13,588
Foreign	3,787	5,376	4,485

Total current	75,076	106,251	85,320

Deferred:
Federal	435	(13,340)	22,111
Other	(981)	(3,519)	2,144

Total deferred	(546)	(16,859)	24,255

Total income taxes	74,530	89,392	109,575
Income taxes allocated to stockholders' equity	25,092	18,698	(5,963)

Provision for income taxes	$99,622	$108,090	$103,612

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2001	2000	1999

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes	4.0	3.5	4.0
Adjustment of liability for prior year income taxes		(1.5)
Amortization of nondeductible goodwill	1.6	1.4	1.4
Miscellaneous	0.7	0.8	0.4

Effective income tax rate	41.3%	39.2%	40.8%

6. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )
	As of December 31,
	2001	2000

Variable rate credit facilities, including commercial paper	$513,855	$512,788
$100 million, 6.625% note, due in 2007	99,916	99,901
$100 million, 6.375% note, due in 2002	99,983	99,964
Other notes	10,090	1,956

Total long-term debt	723,844	714,609
Current portion of long-term debt	613,878	212,828

Long-term debt (less current portion)	$109,966	$501,781

Fair value of long-term debt *	$730,000	$711,300

* Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

The Company has a Competitive Advance and Revolving Credit Facility Agreement, which expires in September 2002 and permits aggregate borrowings up to $675,000,000 (the "Variable Rate Credit Facilities"). Borrowings are available on a committed revolving credit basis at the Company's choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities at December 31 was 2.0% in 2001 and 6.6% in 2000.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. The Company is in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments. The Variable Rate Credit Facilities are expected to be replaced with a similar facility prior to expiration.

Interest costs capitalized were $700,000 in 2001, $200,000 in 2000, and $400,000 in 1999.

7. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )
	As of December 31,
	2001	2000

Securities available for sale (at market value):
AOL Time Warner common stock (2,017,000 shares)	$64,740
Time Warner common stock (1,344,000 shares)		$70,239
Centra Software (700,500 and 1,792,500 common shares)	5,604	6,946
Other	4,213	3,969

Total available-for-sale securities	74,557	81,154
Denver newspaper JOA	198,527
FOX SportSouth and other joint ventures	6,744	9,502
Other equity investments	51,714	87,266

Total investments	$331,542	$177,922

Unrealized gains on securities available for sale	$7,793	$49,047

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

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. Management estimates the fair value of these securities is approximately $60,000,000. However, many of the investees have had no rounds of equity financing in the past two years and there can be no assurance as to the amounts the Company would receive if the securities were sold.

The Company's Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $54,000,000. The managers' compensation includes a share of that portfolio's cumulative net gain through December 2002 if a specified minimum return is achieved. The incentive compensation accrual was zero at December 31, 2001, and will be subject to change as the net gain changes through December 2002. Scripps Ventures II is authorized to invest up to $100,000,000, of which $44,000,000 was invested as of December 31, 2001. The managers have a minority equity interest in the return on Scripps Ventures II's investments if a specified minimum return is achieved.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
	As of December 31,
	2001	2000

Land and improvements	$45,246	$47,395
Buildings and improvements	204,792	255,320
Equipment	549,660	685,314

Total	799,698	988,029
Accumulated depreciation	405,021	485,988

Net property, plant and equipment	$394,677	$502,041

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets arising from business acquisitions consisted of the following:

( in thousands )
	As of December 31,
	2001	2000

Goodwill	$1,225,437	$1,207,828
Audience and subscriber base	180,694	180,694
Work force	17,020	17,020
Broadcast television network affiliation	37,851	37,851
FCC licenses	30,644	30,644
Cable network affiliation	20,669	20,669
Customer lists	4,219	4,219
Other	8,940	8,733

Total	1,525,474	1,507,658
Accumulated amortization	322,283	281,352

Net goodwill and other intangible assets	$1,203,191	$1,226,306

10. OTHER LONG-TERM OBLIGATIONS AND MINORITY INTERESTS

Other long-term obligations and minority interests consisted of the following:

( in thousands )
	As of December 31,
	2001	2000

Program rights payable	$42,234	$50,928
Employee compensation and benefits	98,079	96,952
Network distribution contracts	66,543	55,235
Minority interests	13,825	13,274
Other	15,490	16,054

Total other long-term obligations and minority interests	236,171	232,443
Current portion of other long-term obligations	106,777	102,076

Other long-term obligations and minority interests (less current portion)	$129,394	$130,367

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Other changes in certain working capital accounts, net:
Accounts receivable	$23,500	$(24,238)	$(53,847)
Accounts payable	(24,464)	(2,120)	13,374
Accrued income taxes	11,868	586	503
Other accrued liabilities	(14,927)	8,024	3,356
Other, net	8,092	(1,025)	7,484

Total	$4,069	$(18,773)	$(29,130)

12. EMPLOYEE BENEFIT PLANS

Retirement plans expense consisted of the following:

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Service cost	$13,022	$13,857	$14,078
Interest cost	20,970	19,198	17,012
Actual (return) loss on plan assets, net of expenses	22,589	799	(50,022)
Net amortization and deferral	(50,022)	(29,654)	27,120

Total for defined benefit plans	6,559	4,200	8,188
Multi-employer plans	747	1,248	1,162
Defined contribution plans	5,618	6,208	5,698

Total	$12,924	$11,656	$15,048

The following table presents information about the Company's employee benefit plan assets and obligations:

( in thousands )
	For the years ended December 31,
	2001	2000	1999

Change in benefit obligation
Benefit obligation at beginning of year	$274,971	$268,810	$269,493
Service cost	13,022	13,857	14,078
Interest cost	20,970	19,198	17,012
Benefits paid	(17,920)	(16,606)	(16,224)
Reductions associated with dispositions	(15,940)
Actuarial losses (gains)	(1,896)	(10,288)	(15,549)

Benefit obligation at end of year	273,207	274,971	268,810

Change in plan assets
Fair value at beginning of year	286,338	302,934	268,386
Actual return (loss) on plan assets	(22,589)	(799)	50,022
Company contributions	1,477	809	750
Benefits paid	(17,920)	(16,606)	(16,224)
Transfers associated with dispositions	(17,846)

Fair value at end of year	229,460	286,338	302,934

Plan assets greater than (less than) projected benefits	(43,747)	11,367	34,124
Unrecognized net loss (gain)	10,169	(38,904)	(57,774)
Unrecognized prior service cost	1,880	2,629	3,547
Unrecognized net asset at the date FAS No. 87 was
adopted, net of amortization	(603)	(2,012)	(3,434)

Net pension asset (liability) recognized in the balance sheet	$(32,301)	$(26,920)	$(23,537)

Assumptions used in the accounting for the defined benefit plans were as follows:

	2001	2000	1999

Discount rate for determining annual expense	8.0%	7.5%	6.5%
Discount rate for determining year-end obligation	7.5%	8.0%	7.5%
Assumed long-term rate of return on plan assets	10.0%	9.5%	8.5%
Assumed rate of increase in compensation levels	5.5%	5.0%	4.0%

Management believes the discount rate plus two percentage points is the best estimate of the long-term return on plan assets, and the discount rate minus two and one-half percentage points is the best estimate of the long-term increase in compensation levels. Therefore, when the discount rate changes, management's expectation for the future long-term rate of return on plan assets and increase in compensation levels changes in tandem. For 2002 the assumed return on plan assets is 9.5% and the assumed rate of increase in compensation levels is 5.0%.

Plan assets consist of marketable equity and fixed-income securities.

13. SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. The Company evaluates the operating performance of its segments based primarily on earnings before interest, income taxes, depreciation and amortization ("EBITDA"), excluding divested operating units (see Note 3), unusual items (see Note 4) and all amounts classified as other credits (charges) in the Consolidated Statements of Income. No single customer provides more than 10% of the Company's revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides more than 60% of the Company's international revenues, which are less than $50,000,000 annually.

Information regarding the Company's business segments is presented on the following page.

( in thousands )
	For the years ended December 31,
	2001	2000	1999

OPERATING REVENUES
Newspapers	$739,431	$955,557	$914,403
Scripps Networks	337,195	295,681	212,922
Broadcast television	277,601	343,125	312,362
Licensing and other media	88,785	96,895	92,570

Total	1,443,012	1,691,258	1,532,257
Unusual item	(5,881)
Divested operating units		10,500	23,042

Per consolidated financial statements	$1,437,131	$1,701,758	$1,555,299

EBITDA
Newspapers	$237,686	$269,409	$275,671
Scripps Networks	75,547	68,770	33,567
Broadcast television	79,651	129,018	95,955
Licensing and other media	14,881	16,144	12,640
Corporate	(18,596)	(19,825)	(17,519)

Total	389,169	463,516	400,314
Unusual items	(15,605)	(9,523)	(2,000)
Divested operating units		261	891

Per consolidated financial statements	$373,564	$454,254	$399,205

DEPRECIATION
Newspapers	$25,869	$40,574	$38,925
Scripps Networks	8,357	7,063	5,533
Broadcast television	19,652	19,277	17,962
Licensing and other media	831	814	1,472
Corporate	949	972	1,039

Total	55,658	68,700	64,931
Unusual items	63
Divested operating units		357	369

Per consolidated financial statements	$55,721	$69,057	$65,300

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers	$25,761	$23,222	$22,114
Scripps Networks	7,803	7,236	6,364
Broadcast television	9,431	9,471	9,502
Licensing and other media			244

Total	42,995	39,929	38,224
Unusual items	411
Divested operating units		179	327

Per consolidated financial statements	$43,406	$40,108	$38,551

OPERATING INCOME
Newspapers	$186,056	$205,613	$214,632
Scripps Networks	59,387	54,471	21,670
Broadcast television	50,568	100,270	68,491
Licensing and other media	14,050	15,330	10,924
Corporate	(19,545)	(20,797)	(18,558)

Total	290,516	354,887	297,159
Unusual items	(16,079)	(9,523)	(2,000)
Divested operating units		(275)	195

Per consolidated financial statements	$274,437	$345,089	$295,354

( in thousands )
	For the years ended December 31,
	2001	2000	1999

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers	$34,363	$29,834	$30,693
Scripps Networks	14,114	12,236	21,557
Broadcast television	18,785	31,280	25,749
Licensing and other media	338	586	491
Corporate	623	548	796

Total	68,223	74,484	79,286
Divested operating units		93	540

Per consolidated financial statements	$68,223	$74,577	$79,826

BUSINESS ACQUISITIONS AND
OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers	$63,199	$74,878	$4,005
Scripps Networks	103,263	15,035	39,899
Broadcast television	27	14,710	130
Venture capital and other investments	18,139	53,615	43,298

Total	184,628	158,238	87,332
Divested operating units			800

Total	$184,628	$158,238	$88,132

ASSETS
Newspapers	$1,274,694	$1,276,264	$1,228,824
Scripps Networks	640,785	523,694	462,287
Broadcast television	496,911	524,696	515,167
Licensing and other media	26,899	34,851	36,819
Venture capital and other investments	127,924	170,156	198,984
Corporate	76,547	60,379	63,515

Total	2,643,760	2,590,040	2,505,596
Divested operating units			31,959

Per consolidated financial statements	$2,643,760	$2,590,040	$2,537,555

Other additions to long-lived assets include investments and launch incentives capitalized. Corporate assets are primarily cash, cash equivalent and other short-term investments, and refundable and deferred income taxes.

14. COMMITMENTS AND CONTINGENCIES

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

The Company purchased program rights totaling $167,000,000 in 2001, $189,000,000 in 2000 and $131,000,000 in 1999, the payments for which are generally made over the lives of the contracts. At December 31, 2001, the Company was committed to purchase approximately $158,000,000 of program rights that are not currently available for broadcast, substantially all of which is for programs not yet produced. If such programs are not produced, the Company's commitments would expire without obligation.

The Company capitalized launch incentive payments totaling $82,000,000 in 2001, $13,000,000 in 2000 and $22,000,000 in 1999. At December 31, 2001, the Company was committed to make additional launch incentive payments totaling approximately $45,000,000 associated with the launch of the Company's networks on cable and satellite television systems.

Minimum payments on noncancelable leases at December 31, 2001, were: 2002, $13,800,000; 2003, $10,400,000; 2004, $9,700,000; 2005, $9,300,000; 2006, $6,700,000 and later years, $16,800,000. Rental expense for cancelable and noncancelable leases was $16,800,000 in 2001, $19,300,000 in 2000 and $16,300,000 in 1999.

15. CAPITAL STOCK AND INCENTIVE PLANS

Capital Stock - The capital structure of the Company includes Common Voting Shares and Class A Common Shares. The articles provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors. In 1997 and 1998 the Board of Directors authorized the purchase of a total of 6,000,000 of the Company's Class A Common Shares. The Company repurchased 4,270,600 shares through December 31, 2001.

Incentive Plans - The Company's Long-Term Incentive Plans (the "Plans") provide for the award of incentive and nonqualified stock options with 10-year terms, stock appreciation rights, performance units and restricted and unrestricted Class A Common Shares to key employees and non-employee directors. The Plans expire in 2007, except for options then outstanding. The number of shares authorized for issuance under the plans at December 31, 2001, was 10,913,000, of which approximately 2,065,000 had not been issued.

Stock Options - Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual's employment through that period. The following table presents information about stock options:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 1998	3,154,420	$26.58	$11 - 56
Granted in 1999	792,200	47.19	41 - 52
Exercised in 1999	(295,104)	16.80	11 - 47
Forfeited in 1999	(24,749)	45.76	35 - 54

Outstanding at December 31, 1999	3,626,767	31.75	11 - 56
Granted in 2000	1,025,550	49.27	43 - 60
Exercised in 2000	(401,380)	21.38	11 - 50
Forfeited in 2000	(1,500)	49.00	49

Outstanding at December 31, 2000	4,249,437	36.98	11 - 60
Granted in 2001	1,102,200	64.17	58 - 70
Exercised in 2001	(743,227)	27.38	11 - 56
Forfeited in 2001	(76,872)	49.75	20 - 64

Outstanding at December 31, 2001 (by year granted):
1992	49,800	15.28	15 - 17
1993	327,100	17.65	16 - 21
1994	413,700	18.85	18 - 21
1995	9,800	20.01	20
1996	124,400	27.27	24 - 29
1997	421,650	35.18	35 - 42
1998	503,350	47.35	39 - 56
1999	645,200	47.17	42 - 52
2000	948,063	49.31	43 - 60
2001	1,088,475	64.22	58 - 70

Total options outstanding	4,531,538	$44.95	$15 - 70

Exercisable at December 31:
1999	2,323,844	$23.85	$11 - 56
2000	2,601,809	29.66	11 - 56
2001	2,655,716	35.88	15 - 60

Substantially all options granted prior to 1999 are exercisable. Options issued in 1999 through 2001 generally become exercisable over a three-year period.

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

( in thousands, except per share data )
	For the years ended December 31,

	2001	2000	1999

Pro forma net income	$126,200	$155,200	$139,700
Pro forma net income per share of common stock:
Basic	$1.60	$1.99	$1.79
Diluted	1.58	1.96	1.77

Information related to the fair value of stock option grants is presented below:

	For the years ended December 31,
	2001	2000	1999

Weighted-average fair value of options granted	$18.92	$15.87	$13.23
Assumptions used to determine fair value:
Dividend yield	1.5%	1.5%	1.5%
Expected volatility	23%	24%	23%
Risk-free rate of return	5.5%	6.5%	5.0%
Expected life of options	7 years	7 years	7 years

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

( in thousands, except share data )
	For the years ended December 31,
	2001	2000	1999

Class A Common Shares:
Shares awarded	184,947	296,903	85,400
Weighted-average price of shares awarded	$63.51	$49.31	$46.70
Shares forfeited	2,500	15,445	200
Compensation expense recognized	$4,227	$7,063	$2,779

16.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data )
2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Operating revenues	$362,080	$368,408	$336,052	$370,591	$1,437,131

Operating expenses:
Employee compensation and benefits	118,755	118,087	114,588	119,108	470,538
Newsprint and ink	26,241	22,383	20,035	19,461	88,120
Amortization of program rights and production costs	32,095	33,694	33,971	35,729	135,489
Other operating expenses	98,975	93,196	82,721	94,528	369,420
Depreciation and amortization	24,765	24,717	23,982	25,663	99,127

Total operating expenses	300,831	292,077	275,297	294,489	1,162,694

Operating income	61,249	76,331	60,755	76,102	274,437
Interest expense	(12,461)	(10,859)	(8,417)	(7,460)	(39,197)
Investment results, net of expense	58,785	2,957	(10,917)	(45,762)	5,063
Miscellaneous, net	353	480	240	6	1,079
Income taxes	(40,642)	(28,584)	(18,023)	(12,373)	(99,622)
Minority interests	(846)	(975)	(1,005)	(971)	(3,797)

Net income	$66,438	$39,350	$22,633	$9,542	$137,963

Net income per share of common stock:
Basic	$.84	$.50	$.29	$.12	$1.75
Diluted	$.83	$.49	$.28	$.12	$1.73

Basic weighted-average shares outstanding	78,719	78,844	78,977	78,760	78,825

Diluted weighted-average shares outstanding	79,864	80,002	80,167	79,849	79,970

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

( in thousands, except per share data )
2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Operating revenues	$406,463	$434,830	$404,989	$455,476	$1,701,758

Operating expenses:
Employee compensation and benefits	127,292	129,314	129,672	130,429	516,707
Newsprint and ink	37,192	38,646	38,228	42,303	156,369
Amortization of program rights and production costs	28,038	29,332	30,176	33,498	121,044
Other operating expenses	112,876	115,380	105,274	119,854	453,384
Depreciation and amortization	26,808	27,256	27,288	27,813	109,165

Total operating expenses	332,206	339,928	330,638	353,897	1,356,669

Operating income	74,257	94,902	74,351	101,579	345,089
Interest expense	(12,636)	(13,481)	(13,393)	(12,424)	(51,934)
Investment results, net of expenses	(9,062)	(1,449)	900	(15,223)	(24,834)
Net gains (losses) on divested operations	6,269		(73)		6,196
Miscellaneous, net	946	45	1,002	(508)	1,485
Income taxes	(25,114)	(32,833)	(26,319)	(23,824)	(108,090)
Minority interests	(1,056)	(1,063)	(1,040)	(1,300)	(4,459)

Net income	$33,604	$46,121	$35,428	$48,300	$163,453

Net income per share of common stock:
Basic	$.43	$.59	$.45	$.62	$2.09
Diluted	$.43	$.58	$.45	$.61	$2.06

Basic weighted-average shares outstanding	77,977	78,115	78,186	78,336	78,170

Diluted weighted-average shares outstanding	78,824	78,995	79,173	79,589	79,161

Cash dividends per share of common stock	$.14	$.14	$.14	$.14	$ .56

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies ("Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and comprehensive income and stockholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 23, 2002

THE E. W. SCRIPPS COMPANY

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S - 1

VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999					SCHEDULE II

( in thousands )
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

				INCREASE
		ADDITIONS	DEDUCTIONS	(DECREASE)
	BALANCE	CHARGED TO	AMOUNTS	RECORDED	BALANCE
	BEGINNING	COSTS AND	CHARGED	ACQUISITIONS	END OF
CLASSIFICATION	OF PERIOD	EXPENSES	OFF-NET	(DIVESTITURES)	PERIOD

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts receivable	$13,891	$11,026	$10,210	$(743)	$13,964

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts receivable	$11,266	$14,648	$11,345	$(678)	$13,891

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts receivable	$7,689	$10,754	$7,177		$11,266

S - 2

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated

3.01	Articles of Incorporation	(5)	3.01
3.02	Code of Regulations	(5)	3.02
4.01	Class A Common Share Certificate	(2)	4
4.02A	Form of Indenture: 6.375% notes due in 2002	(3)	4.1
4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1
4.03A	Form of Debt Securities: 6.375% notes due in 2002	(3)	4.2
4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2
10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979, among
	Journal Publishing Company, New Mexico State Tribune Company and
	Albuquerque Publishing Company, as amended	(1)	10.01
10.02	Amended and Restated Joint Operating Agreement, dated February 29, 1988, among
	Birmingham News Company and Birmingham Post Company	(1)	10.02
10.03	Joint Operating Agreement, dated September 23, 1977, between the
	Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03
10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern
	Colorado Production Facilities, Inc., Denver Post Production Facilities LLC
	and The Denver Publishing Company dated as May 11, 2000, as amended	(9)	10.04
10.06	Building Lease, dated April 25, 1984, among Albuquerque Publishing Company,
	Number Seven and Jefferson Building Partnership	(1)	10.08A
10.06A	Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company,
	New Mexico State Tribune Company, Number Seven and Jefferson Building
	Partnership	(1)	10.08B
10.07	Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and
	Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright
	Trust, as amended	(1)	10.11
10.40	5-Year Competitive Advance and Revolving Credit Agreement, dated as of
	September 26, 1997, among The E. W. Scripps Company, the Banks named
	therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
	Documentation Agent	(3)	10.1
10.41	364-Day Competitive Advance and Revolving Credit Agreement, dated as of
	September 26, 1997, among The E. W. Scripps Company, the Banks named
	therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as
	Documentation Agent	(3)	10.2
10.53	1987 Long-Term Incentive Plan	(1)	10.36
10.54	Agreement, dated December 24, 1959, between the Company and Charles E. Scripps,
	as amended	(1)	10.39A
10.54A	Assignment, Assumption, and Release Agreement, dated December 31, 1987,
	between the Company, Scripps Howard, Inc. and Charles E. Scripps	(1)	10.39B
10.54B	Amendment, dated June 21, 1988, to December 24, 1959 Agreement between
	the Company and Charles E. Scripps	(1)	10.39C
10.55	Board Representation Agreement, dated March 14, 1986, between
	The Edward W. Scripps Trust and John P. Scripps	(1)	10.44
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the
	Shareholders of John P. Scripps Newspapers	(1)	10.45
10.57	Scripps Family Agreement dated October 15, 1992	(4)	1
10.58	1997 Long-Term Incentive Plan	(6)	4B
10.59	Non-Employee Directors' Stock Option Plan	(6)	4A
10.60	1997 Deferred Compensation and Phantom Stock Plan for Senior Officers
	and Selected Executives	(7)	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors	(8)	10.61

E - 1

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated

10.62	Employment Agreement, dated July 20, 1999, between the Company
	and Kenneth W. Lowe	(9)	10.62
12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended
	December 31, 2001	E-3
21	Subsidiaries of the Company	E-4
23	Independent Auditors' Consent	E-5

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).

(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).

(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.

(5)	Incorporated by reference to Scripps Howard, Inc. Registration Statement on Form 10 (File No. 1-11969).

(6)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(7)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27621).

(8)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

E - 2