Form 10-K/A
period 2001-12-31
SCRIPPS E W CO /DE
filed 2002-03-28
CIK 832428

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-16914

THE E. W. SCRIPPS COMPANY
(Exact name of registrant as specified in its charter)
Ohio	31-1223339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

312 Walnut Street, Cincinnati, Ohio 45202
(Address of principal executive offices)             (Zip Code)

(513) 977-3000
Registrant’s telephone number, including area code:

Title of each class

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Shares, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

Name of each exchange on which registered

New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $75.20 per share closing price for such stock on February 28, 2002, was approximately $1,693,000,000. As of February 28, 2002, nonaffiliates held approximately 1,441,000 Common Voting Shares. There is no active market for such stock.

As of February 28, 2002, there were 60,312,116 of the Registrant’s Class A Common Shares, $.01 par value per share, outstanding and 19,096,913 of the Registrant’s Common Voting Shares, $.01 par value per share, outstanding.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

See Index to Exhibits for a listing of all exhibits filed with this Annual Report on Form 10-K, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

THE E. W. SCRIPPS COMPANY

By:	/s/ D. J. CASTELLINI
D. J. Castellini Senior Vice President and Chief Financial Officer

2

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated
3.01	Articles of Incorporation	(5)	3.01
3.02	Code of Regulations	(5)	3.02
4.01	Class A Common Share Certificate	(2)	4
4.02A	Form of Indenture: 6.375% notes due in 2002	(3)	4.1
4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1
4.03A	Form of Debt Securities: 6.375% notes due in 2002	(3)	4.2
4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2
10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979, among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01
10.02	Amended and Restated Joint Operating Agreement, dated February 29, 1988, among Birmingham News Company and Birmingham Post Company	(1)	10.02
10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03
10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(9)	10.04
10.06	Building Lease, dated April 25, 1984, among Albuquerque Publishing Company, Number Seven and Jefferson Building Partnership	(1)	10.08A
10.06A	Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company, New Mexico State Tribune Company, Number Seven and Jefferson Building Partnership	(1)	10.08B
10.07	Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright Trust, as amended	(1)	10.11
10.40	5-Year Competitive Advance and Revolving Credit Agreement, dated as of September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as Documentation Agent	(3)	10.1
10.41	364-Day Competitive Advance and Revolving Credit Agreement, dated as of September 26, 1997, among The E. W. Scripps Company, the Banks named therein, The Chase Manhattan Bank, as Agent, and J. P. Morgan & Co., as Documentation Agent	(3)	10.2
10.53	1987 Long-Term Incentive Plan	(1)	10.36
10.54	Agreement, dated December 24, 1959, between the Company and Charles E. Scripps, as amended	(1)	10.39A
10.54A	Assignment, Assumption, and Release Agreement, dated December 31, 1987, between the Company, Scripps Howard, Inc. and Charles E. Scripps	(1)	10.39B
10.54B	Amendment, dated June 21, 1988, to December 24, 1959 Agreement between the Company and Charles E. Scripps	(1)	10.39C
10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45
10.57	Scripps Family Agreement dated October 15, 1992	(4)	1
10.58	1997 Long-Term Incentive Plan	(6)	4B
10.59	Non-Employee Directors’ Stock Option Plan	(6)	4A
10.60	1997 Deferred Compensation and Phantom Stock Plan for Senior Officers and Selected Executives	(7)	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors	(8)	10.61

E-1

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated
10.62	Employment Agreement, dated July 20, 1999, between the Company and Kenneth W. Lowe	(9)	10.62
10.63	Employment Agreement between the Company and B. Jeff Craig	E-3
12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2001	(10)	12
21	Subsidiaries of the Company	(10)	21
23	Independent Auditors’ Consent	(10)	23

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).
(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.
(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).
(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.
(5)	Incorporated by reference to Scripps Howard, Inc. Registration Statement on Form 10 (File No. 1-11969).
(6)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).
(7)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27621).
(8)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.
(9)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.
(10)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2001.

E-2