Form 10-Q
period 2002-03-31
SCRIPPS E W CO /DE
filed 2002-05-13
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-16914

THE E. W. SCRIPPS COMPANY
(Exact name of registrant as specified in its charter)

Ohio	31-1223339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

312 Walnut Street Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 977-3000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2002 there were 60,754,505 of the Registrant’s Class A Common Shares outstanding and 19,096,913 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10–Q FOR THE QUARTER ENDED MARCH 31, 2002

2

PART I

Item 1.	Financial Statements

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10–Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10–Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10–Q.

PART II

Item 1.	Legal Proceedings

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

3

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

THE E. W. SCRIPPS COMPANY

By:	/s/ JOSEPH G. NECASTRO
Joseph G. NeCastro Senior Vice President and Chief Financial Officer
Dated: May 13, 2002

4

THE E. W. SCRIPPS COMPANY

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	As of December 31, 2001	March 31, 2001
	( Unaudited)		( Unaudited)
	( in thousands )
ASSETS
Current Assets:
Cash and cash equivalents	$13,330	$17,419	$13,840
Accounts and notes receivable (less allowances—$14,667, $13,964, $12,794)	218,515	236,311	233,845
Program rights and production costs	131,062	120,715	110,442
Inventories	6,845	7,345	10,106
Deferred income taxes	32,380	30,850	30,251
Miscellaneous	37,770	38,018	34,593

Total current assets	439,902	450,658	433,077

Investments	305,944	331,542	395,011

Property, Plant and Equipment	402,624	394,677	383,254

Goodwill	1,143,467	1,138,232	1,160,411

Other Assets:
Program rights and production costs (less current portion)	112,998	122,620	106,228
Network distribution contracts	136,168	124,639	62,417
Other intangible assets	64,011	64,959	68,945
Miscellaneous	14,603	16,433	18,705

Total other assets	327,780	328,651	256,295

TOTAL ASSETS	$2,619,717	$2,643,760	$2,628,048

See notes to consolidated financial statements.

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	As of December 31, 2001	March 31, 2001
	(Unaudited)		(Unaudited)
	(in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$591,810	$613,878	$237,742
Accounts payable	70,488	81,690	110,234
Customer deposits and unearned revenue	29,214	29,381	32,976
Accrued liabilities:
Employee compensation and benefits	39,573	44,792	37,766
Network distribution contracts	48,756	61,624	51,220
Miscellaneous	62,551	74,146	62,521

Total current liabilities	842,392	905,511	532,459

Deferred Income Taxes	142,409	146,989	155,291

Long-Term Debt (less current portion)	113,809	109,966	508,411

Other Long-Term Obligations and Minority Interests (less current portion)	134,171	129,394	123,704

Stockholders’ Equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A—authorized: 120,000,000 shares; issued and outstanding: 60,461,279; 60,103,746; and 59,987,153 shares	605	601	600
Voting—authorized: 30,000,000 shares; issued and outstanding: 19,096,913 shares	191	191	191

Total	796	792	791
Additional paid-in capital	191,744	174,485	170,415
Retained earnings	1,211,571	1,183,595	1,147,723
Unrealized gains (losses) on securities available for sale	(7,381)	5,067	(779)
Foreign currency translation adjustment	(447)	(554)	(221)
Unvested restricted stock awards	(9,347)	(11,485)	(9,746)

Total stockholders’ equity	1,386,936	1,351,900	1,308,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,619,717	$2,643,760	$2,628,048

See notes to consolidated financial statements.

THE E.W. SCRIPPS COMPANY

CONSOLIDATED STATEMENTS OF INCOME ( unaudited )

	Three months ended March 31,
	2002	2001
	( in thousands, except per share data )
Operating Revenues:
Advertising	$263,796	$272,773
Circulation	35,423	36,182
Affiliate fees	18,160	14,458
Licensing	16,198	18,000
Share of joint operating agency profits	15,097	9,057
Other	11,108	11,610

Total operating revenues	359,782	362,080

Operating Expenses:
Employee compensation and benefits	121,823	118,755
Newsprint and ink	17,909	26,241
Amortization of program rights and production costs	36,868	32,095
Other operating expenses	86,883	98,975
Depreciation	12,859	14,357
Amortization of goodwill and other intangible assets	1,024	10,408

Total operating expenses	277,366	300,831

Operating Income	82,416	61,249

Other Credits (Charges):
Interest expense	(6,592)	(12,461)
Investment results, net of expenses	(8,388)	58,785
Miscellaneous, net	146	353

Net other credits (charges)	(14,834)	46,677

Income Before Taxes and Minority Interests	67,582	107,926
Provision for Income Taxes	26,868	40,642

Income Before Minority Interests	40,714	67,284
Minority Interests	834	846

Net Income	$39,880	$66,438

Net Income per Share of Common Stock:
Basic	$.50	$.84
Diluted	.50	.83

See notes to consolidated financial statements.

THE E. W. SCRIPPS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS ( unaudited )

	Three months ended March 31,
	2002	2001
	( in thousands )
Cash Flows from Operating Activities:
Net income	$39,880	$66,438
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,883	24,765
Net investment results	8,171	(59,165)
Tax benefits of stock compensation plans	5,751	5,653
Cash received greater than share of profits of JOAs and equity method investments	8,210	10,630
Stock and deferred compensation plans	2,750	1,774
Minority interests in income of subsidiary companies	834	846
Deferred income taxes	483	25,992
Cash received for affiliate fees, net of launch incentive payments, greater (less) than affiliate fees revenue	(23,808)	4,297
Program cost amortization greater (less) than payments	(10,751)	(11,344)
Other changes in certain working capital accounts, net	3,288	5,195
Miscellaneous, net	(861)	334

Net operating activities	47,830	75,415

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(21,378)	(14,716)
Purchase of subsidiary companies and long-term investments	(11,623)	(20,348)
Investments in Denver JOA		(62,520)
Miscellaneous, net	939	355

Net investing activities	(32,062)	(97,229)

Cash Flows from Financing Activities
Increase in long-term debt	3,894	31,552
Payments on long-term debt	(22,128)	(17)
Dividends paid	(11,904)	(11,853)
Dividends paid to minority interests	(392)	(392)
Repurchase Class A Common shares		(1,988)
Miscellaneous, net (primarily employee stock options)	10,673	4,240

Net financing activities	(19,857)	21,542

Increase (Decrease) in Cash and Cash Equivalents	(4,089)	(272)
Cash and Cash Equivalents:
Beginning of year	17,419	14,112

End of period	$13,330	$13,840
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$3,261	$9,217
Income taxes paid	26,607	10,909
Denver newspaper assets contributed to JOA		162,227

See notes to consolidated financial statements.

THE E. W. SCRIPPS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS’ EQUITY (UNAUDITED )

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unvested Restricted Stock Awards	Total Stockholders’ Equity
	( in thousands, except share data )
As of December 31, 2000	$787	$157,394	$1,093,138	$32,238	$(5,747)	$1,277,810
Comprehensive income:
Net income			66,438			66,438

Unrealized gains, net of tax of $5,442				10,210		10,210
Reclassification adjustment for losses (gains) in income, net of tax of ($23,081)				(42,866)		(42,866)

Increase (decrease) in unrealized gains				(32,656)		(32,656)
Currency translation				(582)		(582)

Total			66,438	(33,238)		33,200
Dividends: declared and paid—$.15 per share			(11,853)			(11,853)
Repurchase 35,200 Class A Common Shares		(1,988)				(1,988)
Compensation plans, net: 482,294 shares issued; 101,769 shares repurchased	4	9,356			(3,999)	5,361
Tax benefits of compensation plans		5,653				5,653

As of March 31, 2001	$791	$170,415	$1,147,723	$(1,000)	$(9,746)	$1,308,183

As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			39,880			39,880

Unrealized gains (losses), net of tax of ($6,670)				(12,387)		(12,387)
Reclassification adjustment for losses (gains) in income, net of tax of ($33)				(61)		(61)

Increase (decrease) in unrealized gains (losses)				(12,448)		(12,448)
Currency translation, net of tax of ($108)				107		107

Total			39,880	(12,341)		27,539
Dividends: declared and paid—$.15 per share			(11,904)			(11,904)
Compensation plans, net: 377,507 shares issued; 19,974 shares repurchased	4	11,508			2,138	13,650
Tax benefits of compensation plans		5,751				5,751

As of March 31, 2002	$796	$191,744	$1,211,571	$(7,828)	$(9,347)	$1,386,936

See notes to consolidated financial statements.

THE E. W. SCRIPPS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. The information disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2001, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Use of Estimates—Preparation of the financial statements requires the use of estimates. The Company’s financial statements include estimates for such items as self-insured risks and income taxes payable. The Company self-insures for employees’ medical and disability income benefits, workers’ compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $21.9 million at March 31, 2002. Management does not believe it is likely that its estimates for self-insured risks will change materially in the near term.

The Company reached an agreement with the Internal Revenue Service (“IRS”) to settle the audit of its 1992 through 1995 consolidated federal income tax returns. As a result, the Company expects to reduce its estimated liability for prior year income taxes by approximately $8 million in the second quarter. The Company’s 1996 through 2000 consolidated federal income tax returns are currently under examination by the IRS. Management believes that adequate provision has been made for all open years.

Joint Operating Agencies—The joint operating agency (“JOA”) between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s Denver Post was approved by the U.S. Attorney General in January 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency L.L.C., which is 50% owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity. In addition, the Company paid $60 million to MediaNews Group Inc. The JOA commenced operations on January 22, 2001.

Net Income Per Share—The following table presents additional information about basic and diluted weighted-average shares outstanding:

	Three months ended March 31,
	2002	2001
	( in thousands )
Basic weighted-average shares outstanding	79,017	78,719
Effect of dilutive securities:
Unvested restricted stock held by employees	174	146
Stock options held by employees	1,072	999

Diluted weighted-average shares outstanding	80,263	79,864

THE E. W. SCRIPPS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Goodwill and Other Intangible Assets—The Company adopted Financial Accounting Standard (“FAS”) No. 142 – Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS No. 144. The Company must complete a transitional evaluation of whether goodwill is impaired prior to June 30, 2002. To complete the transitional impairment evaluation, the Company must (i) identify reporting units, (ii) determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to those reporting units, and (iii) determine whether the carrying value of each reporting unit exceeds its fair value. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recorded as the cumulative effect of a change in accounting principle.

If the non-amortization provisions of FAS No. 142 had been effective in 2001, reported results of operations would have been as follows:

	Three months ended March 31, 2001
	Net Income	Basic EPS	Diluted EPS
	(in thousands, except per share data )
As reported	$66,438	$0.84	$0.83
Add back amortization of:
Goodwill	6,717.09		.08
FCC licenses	118.00		.00
Network affiliation and other	58.00		.00

As adjusted	$73,331	$0.93	$0.92

Reclassifications—For comparative purposes, certain 2001 amounts have been reclassified to conform to 2002 classifications.

2.    ACQUISITIONS AND DIVESTITURES

Acquisitions

2002—In the first quarter the Company acquired an additional 1% interest in The Television Food Network (“Food Network”) for $5.2 million in cash.

2001—In the first quarter the Company acquired an additional 3% interest in Food Network for $14.4 million. In the fourth quarter the Company acquired an additional 1% interest in Food Network for $5.0 million.

The acquisitions have been accounted for as purchases. The purchase prices were allocated entirely to goodwill.

THE E. W. SCRIPPS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

3.    UNUSUAL CREDITS AND CHARGES

Investment results include (i) recognized investment gains and losses and (ii) adjustments to accrued incentive compensation related to changes in the net gains (realized and unrealized) on the Scripps Ventures I portfolio. The incentive compensation for Scripps Ventures I will be paid in 2003 based on the portfolio return through December 2002.

2002—Included in net investment results are $7.3 million in write–downs for several investments. There was no change in accrued incentive compensation, which is zero at March 31, 2002. Net investment results decreased net income $5.4 million ($.07 per share).

2001—Included in net investment results are i) a gain of $65.9 million on the exchange of the Company’s investment in Time Warner for America Online, which acquired Time Warner, ii) $17.9 million in write–downs for several investments, and iii) an $11.5 million reduction in accrued incentive compensation, to zero at March 31, 2001. Net investment results increased net income $38.5 million ($.48 per share).

4.    LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2002	As of December 31, 2001	March 31, 2001
	( in thousands )
Variable rate credit facilities, including commercial paper	$491,745	$513,855	$537,701
$100 million, 6.625% note, due in 2007	99,919	99,916	99,905
$100 million, 6.375% note, due in 2002	99,988	99,983	99,968
Other notes	13,967	10,090	8,579

Total long-term debt	705,619	723,844	746,153
Current portion of long-term debt	591,810	613,878	237,742

Long-term debt (less current portion)	$113,809	$109,966	$508,411

The Company has a Competitive Advance and Revolving Credit Facility Agreement, which expires in September 2002 and permits aggregate borrowings up to $675 million (the “Variable Rate Credit Facilities”). Borrowings are available on a committed revolving credit basis at the Company’s choice of three short-term rates or through an auction procedure at the time of each borrowing. The Variable Rate Credit Facilities are also used by the Company in whole or in part, in lieu of direct borrowings, as credit support for its commercial paper. The weighted-average interest rates on the Variable Rate Credit Facilities were 1.8% at March 31, 2002, 2.0% at December 31, 2001, and 5.4% at March 31, 2001.

The Variable Rate Credit Facilities are expected to be replaced with a similar facility prior to expiration.

THE E. W. SCRIPPS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

5.    INVESTMENTS

Investments consisted of the following:

	March 31, 2002	As of December 31, 2001	March 31, 2001
	( in thousands, except share data )
Securities available for sale (at market value):
AOL Time Warner common stock (2,017,000 shares)	$47,698	$64,740	$80,975
Centra Software (700,500 common shares at March 31, 2002 and December 31, 2001; 1,792,500 common shares at March 31, 2001)	3,376	5,604	11,651
Other	4,320	4,213	4,134

Total available-for-sale securities	55,394	74,557	96,760
Denver newspaper JOA	197,216	198,527	216,268
FOX SportSouth and other joint ventures	6,231	6,744	8,703
Other equity investments	47,103	51,714	73,280

Total investments	$305,944	$331,542	$395,011

Unrealized gains (losses) on securities available for sale	$(11,358)	$7,793	$(1,252)

Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. Management estimates the fair value of these securities is approximately $49 million. However, many of the investees have not issued new equity in the past two years and there can be no assurance that the Company would realize the carrying value of these securities upon their sale.

The Company’s Scripps Ventures Funds I and II invest in new businesses focusing primarily on new media technology. Scripps Ventures I invested $54 million. The managers’ compensation includes a share of the portfolio’s cumulative net gain through December 2002 if a specified minimum return is achieved. The incentive compensation accrual was zero at March 31, 2002, and will be subject to change as the net gain changes through December 2002. Scripps Ventures II is authorized to invest up to $100 million, of which $45 million was invested as of March 31, 2002. The managers have a minority equity interest in the return on Scripps Ventures II’s investments if a specified minimum return is achieved.

THE E. W. SCRIPPS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

6.    SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products and services. The Company evaluates the operating performance of its segments based primarily on earnings before interest, income taxes, depreciation and amortization (“EBITDA”), excluding unusual items (see Note 3) and all amounts classified as other credits (charges) in the Consolidated Statements of Income. No single customer provides more than 10% of the Company’s revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides more than 60% of the Company’s international revenues, which are less than $50 million annually.

Financial information for the Company’s business segments is as follows:

	Three months ended March 31,
	2002	2001
	( in thousands )
OPERATING REVENUES
Newspapers	$184,033	$189,548
Scripps Networks	88,701	82,318
Broadcast television	65,521	65,921
Licensing and other media	21,527	24,293

Per consolidated financial statements	$359,782	$362,080

EBITDA
Newspapers	$63,713	$54,223
Scripps Networks	19,874	15,821
Broadcast television	15,967	16,087
Licensing and other media	4,087	4,739
Corporate	(7,342)	(4,856)

Per consolidated financial statements	$96,299	$86,014

DEPRECIATION
Newspapers	$6,011	$7,145
Scripps Networks	1,904	1,885
Broadcast television	4,528	4,916
Licensing and other media	191	194
Corporate	225	217

Per consolidated financial statements	$12,859	$14,357

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers	$168	$101
Scripps Networks	825	939
Broadcast television	31	2

Total	1,024	1,042
Amortization of goodwill and intangible assets with indefinite lives		9,366

Per consolidated financial statements	$1,024	$10,408

OPERATING INCOME
Newspapers	$57,534	$46,977
Scripps Networks	17,145	12,997
Broadcast television	11,408	11,169
Licensing and other media	3,896	4,545
Corporate	(7,567)	(5,073)

Total	82,416	70,615
Amortization of goodwill and intangible assets with indefinite lives		(9,366)

Per consolidated financial statements	$82,416	$61,249

THE E. W. SCRIPPS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	Three months ended March 31,
	2002	2001
	( in thousands )
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers	$11,343	$10,388
Scripps Networks	1,774	1,639
Broadcast television	6,107	2,528
Licensing and other media	44	98
Corporate	2,110	63

Per consolidated financial statements	$21,378	$14,716

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers	$24	$64,268
Scripps Networks	25,221	18,551
Broadcast television	20
Venture capital and other investments	4,069	4,211

Total	$29,334	$87,030

ASSETS
Newspapers	$1,273,670	$1,322,239
Scripps Networks	664,534	550,590
Broadcast television	481,962	498,055
Licensing and other media	28,229	34,178
Venture capital and other investments	104,151	171,784
Corporate	67,171	51,202

Per consolidated financial statements	$2,619,717	$2,628,048

Other additions to long-lived assets include investments and launch incentives capitalized. Corporate assets are primarily cash, cash equivalent and other short-term investments, and refundable and deferred income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company operates in three reportable segments: newspapers, cable television networks (referred to as “Scripps Networks”), and broadcast television.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward–looking statements that are based on management’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond the Company’s control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS

Management excludes certain unusual items from its evaluation of the Company’s operating performance because management believes the items are unlikely to recur or they otherwise impede analysis of the Company’s on-going operations. Earnings from core operations represents net income as defined under generally accepted accounting principles (“GAAP”) excluding these unusual items.

In addition, management evaluates the operating performance of the Company’s operating segments based primarily on earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Management evaluates the operating performance of the Company’s operating segments based on EBITDA because:

•
Management believes the year-over-year change in EBITDA, combined with information on historical and anticipated capital spending, is a more useful and reliable measure of year-over-year performance than the change in operating income.

•	Banks and other lenders use EBITDA to determine the Company’s borrowing capacity.

•	Financial analysts and acquirors use EBITDA, combined with capital spending requirements, to value communications media companies.

Earnings from core operations and EBITDA should not, however, be construed as alternative measures of the amount of the Company’s net income or cash flows from operating activities as defined under GAAP.

Acquisitions and divestitures can affect the comparability of year-over-year reported results. The accompanying tables include the results of operations for acquired operations from the dates of acquisition. Divested operating units are removed from segment operating results and reported separately because management believes they impede analysis of the Company’s on-going operations.

See Note 2 to the Consolidated Financial Statements on page F-8 regarding acquisitions and divestitures.

The application for a 50-year Joint Operating Agency (“JOA”) between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s (“MediaNews”) Denver Post was approved in January 2001 by the U.S. Department of Justice. The JOA commenced operations on January 22, 2001. The Denver Publishing Company, a wholly owned subsidiary of the Company, received a 50% interest in the JOA in exchange for the contribution of most of its assets to the JOA and the payment of $60 million to MediaNews.

The Company’s 50% share of the operating profit (loss) of the Denver JOA is reported as “Share of Joint Operating Agency Profits” in its financial statements. Editorial costs associated with the RMN are included in operating expenses. The Company’s financial statements do not include advertising and other revenue of the JOA, nor the costs to produce, distribute and market the newspapers, nor related depreciation. The Company reports the RMN separately in Management’s Discussion and Analysis.

Consolidated results of operations were as follows:

	2002	Year-to-Date Change	2001
	(in thousands, except per share data )
Operating revenues:
Newspapers excluding RMN	$178,777	0.0%	$178,708
Rocky Mountain News	5,256		10,840

Total newspapers	184,033	(2.9)%	189,548
Scripps Networks	88,701	7.8%	82,318
Broadcast television	65,521	(0.6)%	65,921
Licensing and other media	21,527	(11.4)%	24,293

Total operating revenues	$359,782	(0.6)%	$362,080

Operating income:
Newspapers excluding RMN	$57,526	6.0%	$54,276
Rocky Mountain News	8		(7,299)

Total newspapers	57,534	22.5%	46,977
Scripps Networks	17,145	31.9%	12,997
Broadcast television	11,408	2.1%	11,169
Licensing and other media	3,896	(14.3)%	4,545
Corporate	(7,567)	(49.2)%	(5,073)

Total operating income	82,416	16.7%	70,615
Interest expense	(6,592)		(12,461)
Miscellaneous, net	146		353
Income taxes	(29,830)		(22,854)
Minority interest	(834)		(846)

Income from core operations	45,306		34,807
Unusual credits (charges):
Amortization of goodwill and intangible assets with indefinite lives			(9,366)
Investment results, net of expenses	(8,388)		58,785
Tax effect of unusual credits (charges)	2,962		(17,788)

Net income	$39,880		$66,438

Per share of common stock:
Income from core operations	$.56	27.3%	$.44
Unusual credits (charges):
Amortization of goodwill and intangible assets with indefinite lives			(.09)
Net investment results	(.07)		.48

Net income	$.50	(39.8)%	$.83

Weighted-average shares outstanding	80,263		79,864

See Note 1—Goodwill and Other Intangible Assets on page F-8 and Note 3 on page F-9 regarding items excluded from core operations.

All per share disclosures are on a diluted basis.

Other financial and statistical data, excluding unusual items, are as follows:

	2002	Year-to-Date Change	2001
	( in thousands )
Total advertising revenues	$263,796	0.7%	$261,994

Advertising revenues as a percentage of total revenues	74.4%		74.6%

EBITDA:
Newspapers excluding RMN	$63,586	5.0%	$60,541
Rocky Mountain News	127		(6,318)

Total newspapers	63,713	17.5%	54,223
Scripps Networks	19,874	25.6%	15,821
Broadcast television	15,967	(0.7)%	16,087
Licensing and other media	4,087	(13.8)%	4,739
Corporate	(7,342)	(51.2)%	(4,856)

Total EBITDA	$96,299	12.0%	$86,014

Effective income tax rate for core operations	39.3%		39.1%

Net cash provided by operating activities	$47,830		$75,415
Capital expenditures	(21,378)		(14,716)
Business acquisitions and investments	(11,623)		(82,868)
Increase (decrease) in long-term debt	(18,234)		31,535
Dividends paid, including to minority interests	(12,296)		(12,245)
Purchase and retirement of common stock			(1,988)

Certain restricted stock awards issued in 2001 are earned based upon the market price of the Company’s Class A Common Shares. The Company records expense related to these awards when the shares are earned. Corporate expense increased year-over-year in the first quarter when 20,000 shares were earned. An additional 20,000 shares were earned in April 2002. The remaining 20,000 shares under the award can be earned in 2003 if certain targets are met in 2003.

Average daily borrowings under short-term credit facilities in the first quarter were $484 million in 2002 and $547 million in 2001. The weighted-average interest rate on such borrowings in the first quarter was 1.9% in 2002 and 6.0% in 2001. The Company is currently rolling over short-term debt at an effective 90-day yield of 1.8%. The average balance of all interest bearing obligations for the first three months of the year was $731 million in 2002 and $785 million in 2001.

Interest capitalized was $160,000 in 2002 and $230,000 in 2001.

The Company adopted Financial Accounting Standard (“FAS”) No. 142—Goodwill and Other Intangible Assets effective January 1, 2002. See Note 1 to the Consolidated Financial Statements. If FAS No. 142’s provisions regarding not amortizing goodwill and intangible assets with indefinite lives had been effective in the first quarter of 2001, amortization of goodwill and other intangible assets would have been $9.4 million less, increasing earnings per share by $.09.

Operating results for each of the Company’s reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS—RMN operating results are presented separately as a single line item to enhance comparability of year–over–year Newspaper operating results. Excluding unusual items, operating results were as follows:

	2002	Year-to-Date Change	2001
	( in thousands )
Operating revenues:
Local	$45,175	1.3%	$44,599
Classified	54,218	(5.4)%	57,310
National	7,856	4.3%	7,531
Preprint and other	23,075	11.2%	20,760

Newspaper advertising	130,324	0.1%	130,200
Circulation	35,423	0.1%	35,402
Share of joint operating agency profits	9,842	(0.3)%	9,876
Other	3,188	(1.3)%	3,230

Total operating revenues	178,777	0.0%	178,708

Expenses, excluding depreciation and amortization:
Editorial and newspaper content	22,060	0.8%	21,889
Newsprint and ink	17,489	(21.9)%	22,390
Other press and production	17,443	1.8%	17,140
Circulation and distribution	16,376	3.4%	15,836
Other advertising, internet and printing	7,402	2.6%	7,215
Advertising sales and marketing	16,744	4.5%	16,026
General and administrative	17,536	3.8%	16,901

Total	115,050	(2.0)%	117,397

EBITDA before equity-method investments	63,727	3.9%	61,311
Share of pre-tax earnings (losses) of equity-method investments	(141)		(770)

EBITDA	63,586	5.0%	60,541
Depreciation and amortization	6,060	(3.3)%	6,265

Operating income before RMN	57,526	6.0%	54,276
Rocky Mountain News (“RMN”)	8		(7,299)

Operating income	$57,534	22.5%	$46,977

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	35.6%		33.9%

Operating income	32.2%		30.4%

Cash received greater (less) than share of profits of JOAs and equity-method investments	$1,452		$9,089
Capital expenditures	11,343		10,388
Business acquisitions and other additions to long-lived assets	24		64,268

The demand for advertising remained soft in most of the Company’s markets in the first quarter of 2002, particularly help wanted classified advertising. First quarter results include the effect of an additional Sunday in the period. Excluding the additional Sunday, advertising revenue was down about 2%.

Newsprint and ink decreased primarily due to a 22% decrease in year-over-year newsprint prices.

First quarter results at the Denver newspaper were substantially improved over 2001 due to advertising and circulation rate increases and cost cutting measures implemented by the JOA, including the publication of combined weekend editions and a single classified advertising section distributed daily in both newspapers.

SCRIPPS NETWORKS—Operating results, excluding unusual items, were as follows:

	2002	Year-to-Date Change	2001
	( in thousands )

Operating revenues:
Advertising	$69,426	4.2%	$66,599
Affiliate fees	18,160	25.6%	14,458
Other	1,115	(11.6)%	1,261

Total operating revenues	88,701	7.8%	82,318

Operating expenses, excluding depreciation and amortization:
Programming and production	28,896	20.1%	24,061
Operations and distribution	9,385	(2.6)%	9,639
Sales and marketing	15,950	(14.2)%	18,594
General and administrative	15,396	3.7%	14,843

Total	69,627	3.7%	67,137

EBITDA before equity-method investments	19,074	25.6%	15,181
Share of pre-tax earnings of equity-method investments	800		640

EBITDA	19,874	25.6%	15,821
Depreciation and amortization	2,729	(3.4)%	2,824

Operating income	$17,145	31.9%	$12,997

Other Financial and Statistical Data:

Percent of operating revenues:
EBITDA	22.4%		19.2%

Operating income	19.3%		15.8%

Payments for programming less (greater) than amounts recognized as expense	$(9,998)		$(11,271)
Cash received for affiliate fees, net of launch incentive payments, greater (less) than amounts recognized as affiliate fee revenue	(23,808)		4,297
Cash received greater (less) than share of earnings of equity-method investments	(800)		1,521
Capital expenditures	1,774		1,639
Business acquisitions and investments	7,510		14,429
Other information:
Program assets capitalized during the year	34,892		38,724
Launch incentives capitalized during the year	17,711		4,122

According to the Nielsen Homevideo Index, HGTV was distributed to 77.7 million homes in March 2002, up 7.8 million from March 2001 and 1.3 million in the first quarter. Food Network was distributed to 73.8 million homes in March 2002, up 16 million from March 2001 and 2.3 million in the first quarter.

Affiliate fee revenue increased 26% for HGTV and 7% for Food Network.

Programming and production expenses have increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks. Programming expense increased 20% for HGTV and 20% for Food Network.

Reduced marketing, advertising and promotional expenses led to the decrease in distribution and sales and marketing expenses. Excluding DIY and Fine Living, operations and distribution expenses are currently projected to decrease approximately 30% in 2002. Sales and marketing expenses for HGTV and Food Network are currently projected to decrease approximately 20% for the full year.

The Company launched DIY in the fourth quarter of 1999 and launched Fine Living, its fourth network, in March 2002. Start-up losses associated with DIY and Fine Living reduced EBITDA in the first quarter by $12.1 million in 2002 compared to $5.4 million in the first quarter of 2001. Full year start-up losses are currently projected to reduce EBITDA by approximately $28 million to $33 million in 2002.

Excluding the start-up expenses of the new networks, EBITDA increased 51% in the quarter.

BROADCAST TELEVISION—Operating results, excluding unusual items, were as follows:

	2002	Year-to-Date Change	2001
	( in thousands )
Operating revenues:
Local	$40,200	3.2%	$38,953
National	21,337	(6.4)%	22,803
Political	278
Network compensation	1,941	(32.3)%	2,868
Other	1,765	36.1%	1,297

Total operating revenues	65,521	(0.6)%	65,921

Operating expenses, excluding depreciation and amortization:
Programming and station operations	34,739	(0.0)%	34,755
Sales and marketing	8,579	(1.6)%	8,719
General and administrative	6,236	(1.9)%	6,360

Total	49,554	(0.6)%	49,834

EBITDA	15,967	(0.7)%	16,087
Depreciation and amortization	4,559	(7.3)%	4,918

Operating income	$11,408	2.1%	$11,169

Other Financial and Statistical Data:
Percent of operating revenues:
EBITDA	24.4%		24.4%
Operating income	17.4%		16.9%

Payments for programming greater (less) than amounts recognized as expense	$(753)		$(73)
Capital expenditures	6,107		2,528
Business acquisitions and other additions to long-lived assets	20
Program assets capitalized during the year	3,252		656

The Company continues to be affected by its relatively high exposure to the ABC television network, for which audience levels have generally declined in recent years. Six of the Company’s 10 television stations are ABC affiliates. Local and national advertising revenues at the ABC affiliates decreased 6% year-over-year.

Local and national advertising revenue for the Company’s three NBC affiliates increased $2.7 million, or 21%, year-over-year, most of which was attributed to the Olympics.

In 2001 the Company renegotiated and extended its affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation is sharply reduced under the new agreements, which expire in 2009. The Company’s ABC affiliation agreements expire on various dates during the period 2004 through 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is cash flow from operating activities. Advertising provides 70% to 80% of the Company’s total revenues, so the Company’s cash flow from operating activities is adversely affected during recessionary periods. The Company’s cash flow from operating activities in the first quarter was $48 million in 2002 and $75 million in 2001. Increased launch incentive payments to expand distribution of Scripps Networks was the primary cause of the decrease. The Company expects to continue to increase the distribution of Scripps Networks.

Cash flow from operating activities exceeded capital expenditures and cash dividends by $14 million in the first quarter and is expected to substantially exceed the total of its capital expenditure requirements and cash dividends in 2002, as it has each year since 1992.

The excess cash flow from existing businesses and the Company’s substantial borrowing capacity have been used primarily to fund acquisitions, investments, and to develop new businesses. There are essentially no legal or other restrictions on the transfer of funds among the Company’s business segments.

Repurchase of a total of six million Class A Common shares was authorized by the Board of Directors in 1998. The balance remaining on this authorization is 1.7 million shares.

Net debt (borrowings less cash equivalent and other short-term investments) decreased $17 million in the first three months of 2002, to $705 million at March 31, 2002. Net debt includes commercial paper borrowings totaling $489 million, with average maturities of 90 days or less. Commercial paper borrowings are supported by bank credit facilities which permit maximum borrowings of $675 million and expire in September 2002. The facility is expected to be replaced with a similar facility prior to expiration. The Company’s access to commercial paper markets can be affected by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s access to commercial paper markets and its borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

MARKET RISK

The Company’s earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. The Company is also exposed to changes in the market value of its investments. The information disclosed in Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, has not changed materially unless otherwise disclosed herein.

The Company may use foreign currency forward and option contracts to hedge its cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. The Company held no foreign currency or newsprint derivative financial instruments at March 31, 2002, or at December 31, 2001.

The following table presents additional information about the Company’s market-risk-sensitive financial instruments:

	As of March 31, 2002			As of December 31, 2001
	Cost Basis	Fair Value		Cost Basis	Fair Value
	( in thousands, except share data )
Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$491,745	$491,745		$513,855	$513,855
$100 million, 6.625% note, due in 2007	99,919	103,000		99,916	104,376
$100 million, 6.375% note, due in 2002	99,988	102,006		99,983	102,685
Other notes	13,967	12,849		10,090	9,084

Total long-term debt including current portion	$705,619	$709,600		$723,844	$730,000

Financial instruments subject to market value risk:
AOL Time Warner common stock (2,017,000 shares)	$64,740	$47,698		$64,740	$64,740
Centra Software (700,500 common shares)	1,427	3,376		1,427	5,604
Other available-for-sale securities	585	4,320		597	4,213

Total investments in publicly-traded companies	66,752	55,394		66,764	74,557
Other equity investments	47,103	(a	)	51,714	(a	)

(a)
Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values. Management estimates the fair value of these securities is approximately $49 million. However, many of the investees have not issued new equity in the past two years. There can be no assurance that the Company would realize the carrying value of these securities upon their sale.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company currently does not use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. See Note 4 to the Consolidated Financial Statements. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 1.8% at March 31, 2002, and 2.0% at December 31, 2001.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item	Page

12	Ratio of Earnings to Fixed Charges	E-2

E-1