Form 10-Q
period 2002-06-30
SCRIPPS E W CO /DE
filed 2002-08-12
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-16914

THE E. W. SCRIPPS COMPANY

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1223339 (I.R.S. Employer Identification Number)

312 Walnut Street Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

Registrant’s telephone number, including area code: (513) 977-3000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2002 there were 61,319,717 of the Registrant’s Class A Common Shares outstanding and 18,616,913 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

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

3

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the 2002 Annual Meeting of Shareholders.

Description of Matters Submitted	In Favor	Against	Abstain	Broker Non-Votes

Class A Common Shares:
Election of Directors:
Nicholas B. Paumgarten	54,852,511	899,827
Ronald W. Tysoe	55,372,320	380,018
Julie A. Wrigley	55,366,557	385,781
Common Voting Shares:
Election of Directors:
William R. Burleigh	18,960,813
John H. Burlingame	18,960,813
Kenneth W. Lowe	18,960,813
Lee Masters	18,960,813
Nackey E. Scagliotti	18,960,813
Charles E. Scripps	18,960,813
Edward W. Scripps	18,960,813
Paul K. Scripps	18,960,813

Amend the 1997 Long-Term Incentive Plan	18,960,813

ITEM 5.     OTHER INFORMATION

None.

4

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

THE E. W. SCRIPPS COMPANY
Dated: August 12, 2002	By:	/s/ Joseph G. NeCastro

Joseph G. NeCastro Senior Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands)	June 30, 2002	As of December 31, 2001	June 30, 2001
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$18,004	$17,419	$16,519
Accounts and notes receivable (less allowances - $18,772, $13,964, $13,618)	233,965	236,311	250,845
Program rights and production costs	124,429	120,715	108,561
Inventories	6,955	7,345	9,350
Deferred income taxes	34,795	30,850	29,967
Miscellaneous	35,918	38,018	36,035

Total current assets	454,066	450,658	451,277

Investments	257,248	331,542	403,088

Property, Plant and Equipment	403,735	394,677	383,480

Goodwill	1,143,467	1,138,232	1,151,351

Other Assets:
Program rights and production costs (less current portion)	119,497	122,620	99,185
Network distribution contracts	161,826	124,639	66,701
Other intangible assets	63,292	64,959	68,224
Miscellaneous	12,711	16,433	17,278

Total other assets	357,326	328,651	251,388

TOTAL ASSETS	$2,615,842	$2,643,760	$2,640,584

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2002	As of December 31, 2001	June 30, 2001
	(Unaudited)		(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$554,902	$613,878	$202,758
Accounts payable	59,291	81,690	62,902
Customer deposits and unearned revenue	28,618	29,381	35,158
Accrued liabilities:
Employee compensation and benefits	42,005	44,792	36,488
Network distribution contracts	37,786	61,624	54,779
Miscellaneous	68,391	74,146	83,118

Total current liabilities	790,993	905,511	475,203

Deferred Income Taxes	141,516	146,989	161,987

Long-Term Debt (less current portion)	113,996	109,966	508,555

Other Long-Term Obligations and Minority Interests (less current portion)	135,910	129,394	129,470

Stockholders’ Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 60,810,692; 60,103,746; and 60,203,383 shares	608	601	602
Voting - authorized: 30,000,000 shares; issued and outstanding: 19,096,913 shares	191	191	191

Total	799	792	793
Additional paid-in capital	211,664	174,485	183,435
Retained earnings	1,226,549	1,183,595	1,175,191
Unrealized gains on securities available for sale	1,715	5,067	17,950
Foreign currency translation adjustment	5	(554)	(58)
Unvested restricted stock awards	(7,305)	(11,485)	(11,942)

Total stockholders’ equity	1,433,427	1,351,900	1,365,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,615,842	$2,643,760	$2,640,584

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Operating Revenues:
Advertising	$296,386	$284,451	$560,182	$557,224
Circulation	34,396	34,058	69,819	70,240
Affiliate fees	20,348	14,290	38,508	28,748
Licensing	18,068	17,251	34,266	35,251
Share of joint operating agency profits	19,498	7,727	34,595	16,784
Other	11,237	10,631	22,345	22,241

Total operating revenues	399,933	368,408	759,715	730,488

Operating Expenses:
Employee compensation and benefits	123,160	118,087	244,983	236,842
Newsprint and ink	16,210	22,383	34,119	48,624
Amortization of program rights and production costs	38,964	33,694	75,832	65,789
Other operating expenses	96,234	93,196	183,117	192,171
Depreciation	14,458	13,595	27,317	27,952
Amortization of goodwill and other intangible assets	970	11,122	1,994	21,530

Total operating expenses	289,996	292,077	567,362	592,908

Operating Income	109,937	76,331	192,353	137,580

Other Credits (Charges):
Interest expense	(6,629)	(10,859)	(13,221)	(23,320)
Investment results, net of expenses	(65,551)	2,957	(73,939)	61,742
Miscellaneous, net	(764)	480	(618)	833

Net other credits (charges)	(72,944)	(7,422)	(87,778)	39,255

Income Before Taxes and Minority Interests	36,993	68,909	104,575	176,835
Provision for Income Taxes	9,085	28,584	35,953	69,226

Income Before Minority Interests	27,908	40,325	68,622	107,609
Minority Interests	952	975	1,786	1,821

Net Income	$26,956	$39,350	$66,836	$105,788

Net Income per Share of Common Stock:
Basic	$.34	$.50	$.84	$1.34
Diluted	.33	.49	.83	1.32

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Six months ended June 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$66,836	$105,788
Adjustments to reconcile net income
to net cash flows from operating activities:
Depreciation and amortization	29,311	49,008
Net investment results and other nonrecurring items	39,376	(43,717)
Tax benefits of stock compensation plans	12,931	7,050
Cash received greater than share of profits of JOAs and equity method investments	4,954	23,776
Stock and deferred compensation plans	8,410	2,813
Minority interests in income of subsidiary companies	1,786	1,821
Deferred income taxes	16,851	5,381
Cash received for affiliate fees, net of launch incentive payments, greater (less) than affiliate fees revenue	(63,133)	3,945
Program cost amortization greater (less) than payments	(13,639)	(17,024)
Other changes in certain working capital accounts, net	(7,410)	(19,031)
Miscellaneous, net	4,495	3,597

Net operating activities	100,768	123,407

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(36,763)	(29,095)
Purchase of subsidiary companies and long-term investments	(11,395)	(23,923)
Investments in Denver JOA		(62,520)
Sale of investments	229	14,048
Miscellaneous, net	4,460	1,298

Net investing activities	(43,469)	(100,192)

Cash Flows from Financing Activities:
Increase in long-term debt	4,099	6,790
Payments on long-term debt	(59,063)	(10,103)
Dividends paid	(23,882)	(23,735)
Dividends paid to minority interests	(783)	(784)
Repurchase Class A Common shares		(1,988)
Miscellaneous, net (primarily employee stock options)	22,915	9,012

Net financing activities	(56,714)	(20,808)

Increase in Cash and Cash Equivalents	585	2,407
Cash and Cash Equivalents:

Beginning of year	17,419	14,112

End of period	$18,004	$16,519

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$13,639	$22,966
Income taxes paid	33,081	19,989
Denver newspaper assets contributed to JOA		162,227

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unvested Restricted Stock Awards	Total Stockholders’ Equity	Comprehensive Income for the Three Months Ended June 30

As of December 31, 2000	$787	$157,394	$1,093,138	$32,238	$(5,747)	$1,277,810
Comprehensive income:
Net income			105,788			105,788	$39,350

Unrealized gains, net of tax of $19,655 and $14,213				36,523		36,523	26,313
Adjustment for losses (gains) in income, net of tax of ($27,165) and ($4,084)				(50,450)		(50,450)	(7,584)

Increase (decrease) in unrealized gains				(13,927)		(13,927)	18,729
Currency translation				(419)		(419)	163

Total			105,788	(14,346)		91,442	$58,242

Dividends: declared and paid - $.30 per share			(23,735)			(23,735)
Repurchase 35,200 Class A Common Shares		(1,988)				(1,988)
Compensation plans, net: 706,660 shares issued; 108,505 shares repurchased; 1,400 shares forfeited	6	20,979			(6,195)	14,790
Tax benefits of compensation plans		7,050				7,050

As of June 30, 2001	$793	$183,435	$1,175,191	$17,892	$(11,942)	$1,365,369

As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			66,836			66,836	$26,956

Unrealized gains (losses), net of tax of ($1,789) and $4,881				(3,288)		(3,288)	9,099
Adjustment for losses (gains) in income,net of tax of ($35) and ($2)				(64)		(64)	(3)

Increase (decrease) in unrealized gains (losses)				(3,352)		(3,352)	9,096
Currency translation, net of tax of $45				559		559	452

Total			66,836	(2,793)		64,043	$36,504

Dividends: declared and paid - $.30 per share			(23,882)			(23,882)
Compensation plans, net: 744,166 shares issued; 37,020 shares repurchased; 200 shares forfeited	7	24,248			4,180	28,435
Tax benefits of compensation plans		12,931				12,931

As of June 30, 2002	$799	$211,664	$1,226,549	$1,720	$(7,305)	$1,433,427

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2001, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Use of Estimates - Preparation of the financial statements requires the use of estimates. The Company’s financial statements include estimates for such items as self-insured risks and income taxes payable. The Company self-insures for employees’ medical and disability income benefits, workers’ compensation and general liability. The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted. The recorded liability for self-insured risks totaled $20.9 million at June 30, 2002. Management does not believe it is likely that its estimates for self-insured risks will change materially in the near term.

The Company reached agreement with the Internal Revenue Service (“IRS”) to settle the audit of its 1992 through 1995 consolidated federal income tax returns in the second quarter of 2002. As a result, the Company reduced its estimated liability for prior year income taxes by $8.0 million. The Company’s 1996 through 2000 consolidated federal income tax returns are currently under examination by the IRS. Management believes that adequate provision has been made for all open years.

Joint Operating Agencies - The joint operating agency (“JOA”) between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s Denver Post was approved by the U.S. Attorney General in January 2001. The 50-year agreement created a new entity called the Denver Newspaper Agency L.L.P., which is 50% owned by each partner. Both partners contributed certain assets used in the operations of their newspapers to the new entity. In addition, the Company paid $60 million to MediaNews Group Inc. The JOA commenced operations on January 22, 2001.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Basic weighted-average shares outstanding	79,546	78,844	79,282	78,781
Effect of dilutive securities:
Unvested restricted stock held by employees	150	160	162	153
Stock options held by employees and directors	1,033	998	1,052	999

Diluted weighted-average shares outstanding	80,729	80,002	80,496	79,933

Goodwill and Other Intangible Assets - The Company adopted Financial Accounting Standard (“FAS”) No. 142 – Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS No. 144. The Company has determined that there was no impairment of goodwill or other intangible assets on the date of adoption of FAS No. 142.

If the non-amortization provisions of FAS No. 142 had been effective in 2001, reported results of operations would have been as follows:

( in thousands, except per share data )	Three months ended June 30, 2001			Six months ended June 30, 2001

	Net Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS

As reported	$39,350	$0.50	$0.49	$105,788	$1.34	$1.32
Add back amortization of:
Goodwill	6,882.09		.09	13,599.17		.17
FCC licenses	117.00		.00	235.00		.00
Network affiliation and other	58.00		.00	116.00		.00

As adjusted	$46,407	$0.59	$0.58	$119,738	$1.52	$1.50

Reclassifications - For comparative purposes, certain 2001 amounts have been reclassified to conform to 2002 classifications.

2.     ACQUISITIONS AND DIVESTITURES

Acquisitions

2002 -	In the first quarter the Company acquired an additional 1% interest in The Television Food Network (“Food Network”) for $5.2 million in cash, increasing the Company’s residual interest in Food Network to 69%.

2001 -	In the first quarter the Company acquired an additional 3% interest in Food Network for $14.4 million. In the fourth quarter the Company acquired an additional 1% interest in Food Network for $5.0 million.

The acquisitions have been accounted for as purchases.

3.     UNUSUAL CREDITS AND CHARGES

2002 -	Net investment results decreased net income $42.6 million ($.53 per share) in the quarter and $48.0 million ($.60 per share) year-to-date. Included in net investment results for the quarter were $61.8 million in write-downs for several investments, including a $35.1 million write-down of the Company’s investment in AOL Time Warner (“AOL”) and $3.6 million of costs associated with winding down the Company’s venture capital funds. Year-to-date write-downs totaled $69.0 million.

The reduction in the estimated liability for prior year income taxes increased net income by $8.0 million ($.10 per share) in the quarter and year-to-date periods.

The combined effect of the above items was to decrease second quarter 2002 net income by $34.6 million ($.43 per share) and to decrease year-to-date 2002 net income by $40.0 million ($.50 per share).

2001 -	Net investment results increased net income $1.9 million ($.02 per share) in the quarter and $40.5 million ($.51 per share) year-to-date. Included in net investment results for the quarter were i) a gain of $11.7 million on the sale of a portion of the Company’s investment in Centra Software, ii) $4.9 million in write-downs for several investments, and iii) a $3.1 million increase in accrued incentive compensation, to $3.1 million at June 30, 2001. Year-to-date realized gains totaled $77.7 million, including $65.9 million on the exchange of the Company’s investment in Time Warner for America Online, which acquired Time Warner, in January 2001. Write-downs totaled $22.6 million in the year-to-date period, while accrued incentive compensation decreased $8.4 million.

Costs associated with workforce reductions, including the Company’s share of such costs at the Denver JOA, reduced operating income $11.2 million in the second quarter and year-to-date periods. Net income was reduced $7.1 million ($.09 per share).

The combined effect of the above items was to reduce second quarter 2001 net income $5.1 million ($.07 per share) and to increase 2001 year-to-date net income $33.4 million ($.42 per share).

4.     LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	June 30, 2002	As of December 31, 2001	June 30, 2001

Variable rate credit facilities	$454,829	$513,855	$502,718
$100 million, 6.375% note, due in 2002	99,993	99,983	99,973
$100 million, 6.625% note, due in 2007	99,923	99,916	99,908
Other notes	14,153	10,090	8,714

Total long-term debt	668,898	723,844	711,313
Current portion of long-term debt	554,902	613,878	202,758

Long-term debt (less current portion)	$113,996	$109,966	$508,555

The Company has two Competitive Advance and Revolving Credit Facilities (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $675 million (the “Variable Rate Credit Facilities”). The Revolver expires in September 2002. Borrowings under the Revolver are available on a committed revolving credit basis at the Company’s choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for the commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rates on the Variable Rate Credit Facilities were 1.8% at June 30, 2002, 2.0% at December 31, 2001, and 4.1 % at June 30, 2001.

In July 2002 the Company issued $200 million of 5.75% notes due in 2012. The proceeds from the note issuance will be used to repay the $100 million in notes due in October 2002 and to reduce the Company’s commercial paper borrowings.

The Revolver is expected to be replaced with a similar facility prior to expiration.

5.     INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	June 30, 2002	As of December 31, 2001	June 30, 2001

Securities available for sale (at market value):
AOL Time Warner (2,017,000 common shares)	$29,667	$64,740	$106,891
Centra Software (700,500 common shares)	1,303	5,604	11,901
Other	3,731	4,213	4,601

Total available-for-sale securities	34,701	74,557	123,393
Denver newspaper JOA	192,496	198,527	199,695
FOX SportSouth and other joint ventures	6,422	6,744	8,787
Other equity investments	23,629	51,714	71,213

Total investments	$257,248	$331,542	$403,088

Unrealized gains on securities available for sale	$2,686	$7,793	$27,607

Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. Management estimates the fair value of these securities approximates their carrying value at June 30, 2002. However, many of the investees have not issued new equity in the past two years and there can be no assurance that the Company would realize the carrying value of these securities upon their sale.

During the second quarter of 2002, the Company ceased active management of Scripps Ventures Funds I and II (“Scripps Ventures”). Scripps Ventures invested approximately $100 million in new businesses focusing primarily on new media technology.

6.     SEGMENT INFORMATION

Financial information for the Company’s business segments is as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES
Newspapers	$189,772	$181,902	$373,805	$371,450
Scripps Networks	110,967	93,537	199,668	175,855
Broadcast television	75,721	74,199	141,242	140,120
Licensing and other media	23,473	22,819	45,000	47,112

Total	399,933	372,457	759,715	734,537
Unusual item		(4,049)		(4,049)

Per consolidated financial statements	$399,933	$368,408	$759,715	$730,488

EBITDA
Newspapers	$70,620	$60,059	$134,333	$114,282
Scripps Networks	32,976	26,593	52,850	42,414
Broadcast television	24,810	25,255	40,777	41,342
Licensing and other media	4,657	3,902	8,744	8,641
Corporate	(7,698)	(4,048)	(15,040)	(8,904)

Total	125,365	111,761	221,664	197,775
Unusual items		(10,713)		(10,713)

Per consolidated financial statements	$125,365	$101,048	$221,664	$187,062

DEPRECIATION
Newspapers	$6,708	$6,085	$12,719	$13,230
Scripps Networks	2,384	1,958	4,288	3,843
Broadcast television	4,889	5,076	9,417	9,992
Licensing and other media	193	190	384	384
Corporate	284	223	509	440

Total	14,458	13,532	27,317	27,889
Unusual items		63		63

Per consolidated financial statements	$14,458	$13,595	$27,317	$27,952

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers	$169	$156	$337	$257
Scripps Networks	769	941	1,594	1,880
Broadcast television	32	25	63	27

Total	970	1,122	1,994	2,164
Amortization of goodwill and intangible assets with indefinite lives		9,589		18,955
Unusual items		411		411

Per consolidated financial statements	$970	$11,122	$1,994	$21,530

OPERATING INCOME
Newspapers	$63,743	$53,818	$121,277	$100,795
Scripps Networks	29,823	23,694	46,968	36,691
Broadcast television	19,889	20,154	31,297	31,323
Licensing and other media	4,464	3,712	8,360	8,257
Corporate	(7,982)	(4,271)	(15,549)	(9,344)

Total	109,937	97,107	192,353	167,722
Amortization of goodwill and intangible assets with indefinite lives		(9,589)		(18,955)
Unusual items		(11,187)		(11,187)

Per consolidated financial statements	$109,937	$76,331	$192,353	$137,580

( in thousands )	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers	$8,917	$5,375	$20,260	$15,763
Scripps Networks	4,144	3,650	5,918	5,289
Broadcast television	1,901	4,816	8,008	7,344
Licensing and other media	38	182	82	280
Corporate	385	356	2,495	419

Per consolidated financial statements	$15,385	$14,379	$36,763	$29,095

BUSINESS ACQUISITIONS AND
OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers	$40	$382	$64	$64,650
Scripps Networks	27,281	9,299	50,232	27,850
Broadcast television		27	20	27
Venture capital and other investments	2,002	3,161	6,071	7,372

Total	$29,323	$12,869	$56,387	$99,899

ASSETS
Newspapers			$1,269,005	$1,282,545
Scripps Networks			707,881	569,280
Broadcast television			478,916	488,683
Licensing and other media			23,047	33,760
Venture capital and other investments			58,792	196,066
Corporate			78,201	70,250

Per consolidated financial statements			$2,615,842	$2,640,584

Other additions to long-lived assets include investments and launch incentives capitalized. Corporate assets are primarily cash, cash equivalent and other short-term investments, and refundable and deferred income taxes.

7.     STOCK COMPENSATION PLANS

The Company’s Long-Term Incentive Plans (the “Plans”) provide for the award of incentive and nonqualified stock options with 10-year terms, stock appreciation rights, performance units and restricted and unresticted Class A Common Shares to key employees and directors. The Plans expire in 2007, except for awards then outstanding.

Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options vest over an incentive period, conditioned upon the individual’s employment throughout that period. The following table presents information about stock options:

	Six months ended June 30, 2002			Six months ended June 30, 2001

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices

Options granted during the period	1,083,650	$75.26	$75 - 78	1,078,050	$64.22	$58 - 68
Options exercised during the period	719,838	29.49	15 - 67	525,126	27.50	11 - 56
Options forfeited during the period				47,898	48.72	35 - 64
Options outstanding at end of period	4,895,350	53.93	15 - 78	4,755,463	44.07	12 - 68
Options exercisable at end of period	2,897,843	43.50	15 - 68	2,839,618	35.14	12 - 56
Weighted-average fair value of options granted		$22.18			$18.92
Assumptions used to determine fair value:
Dividend yield		0.8%			1.5%
Expected volatility		22.1%			23.0%
Risk-free rate of return		4.5%			5.5%
Expected life of options		7 years			7 years

Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s employment throughout that period. During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share. Information related to awards of Class A Common shares is presented below:

	Six months ended June 30, 2002			Six months ended June 30, 2001

	Number	Price at Award Dates		Number	Price at Award Dates

	of Shares	Weighted Average	Range of Prices	of Shares	Weighted Average	Range of Prices

Shares awarded during the period	4,500	$75.55	$75 - 77	161,820	$63.32	$57 - 67
Shares vested during the period	113,615	61.97	42 - 84	117,597	49.31	45 - 56
Shares forfeited during the period	200	47.25	47 - 47	1,400	45.40	45 - 47
Unvested shares at end of period	313,566	54.24	43 - 77	436,754	49.64	26 - 66

The Company has adopted the “disclosure-only” provisions of FAS No. 123. Compensation expense is determined by the intrinsic value of the stock option or restricted stock award at the grant date, or on the vesting date for certain restricted stock awards which vest based upon the Company’s stock price. Therefore, no compensation expense is recognized for stock options unless the terms of the options are modified subsequent to the grant date.

Compensation expense recognized in the Company’s financial statements and pro forma net income assuming compensation expense had been determined based upon the fair value provisions of FAS No. 123 (determined using the Black-Scholes option pricing model) are as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

COMPENSATION EXPENSE RECOGNIZED
Restricted stock awards	$2,568	$1,377	$5,268	$2,401
Stock options		1,053		1,053

PRO FORMA RESULTS UNDER FAS NO. 123
Net income as reported	$26,956	$39,350	$66,836	$105,788
Additional stock option expense, net of income tax effects	(3,673)	(3,033)	(6,456)	(5,693)

Pro forma net income	$23,283	$36,317	$60,380	$100,095

Pro forma net income per share of common stock:
Basic	$0.29	$0.46	$0.76	$1.27
Diluted	0.29	0.45	0.75	1.25

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

RESULTS OF OPERATIONS

Income from core operations represents net income as defined under generally accepted accounting principles (“GAAP”) excluding certain unusual items. These items are excluded because management believes the items are unlikely to recur or they otherwise impede analysis of the Company’s on-going operations.

Management uses earnings before interest, income taxes, depreciation and amortization (“EBITDA”), along with operating income and other GAAP measures to evaluate the performance of the Company’s operating segments. Management uses EBITDA to evaluate the performance of the Company’s operating segments because:

EBITDA, combined with information on historical and planned capital spending, is a useful and reliable measure of year-over-year operating performance.

Banks and other lenders use EBITDA and other cash flow measures to evaluate the Company’s ability to meet its debt service requirements and its other obligations.

Financial analysts and investors use EBITDA, combined with capital spending requirements, to estimate the value of communications media companies.

Income from core operations and EBITDA should not be construed as alternative measures of, but as supplemental information to, the Company’s net income and cash flows from operating activities as defined under GAAP.

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

The application for a 50-year Joint Operating Agency (“JOA”) between the Company’s Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s (“MediaNews”) Denver Post was approved in January 2001 by the U.S. Department of Justice. The JOA commenced operations on January 22, 2001. The RMN received a 50% interest in the JOA in exchange for the contribution of most of its assets to the JOA and the payment of $60 million to MediaNews.

The RMN’s 50% share of the operating profit (loss) of the Denver JOA is reported as “Share of Joint Operating Agency Profits” in the financial statements. Editorial costs associated with the RMN are included in operating expenses. The financial statements do not include advertising and other revenue of the JOA, nor the costs to produce, distribute and market the newspapers, nor related depreciation. The RMN is reported separately in Management’s Discussion and Analysis.

Consolidated results of operations were as follows:

( in thousands, except per share data )	2002	Quarterly Period Change	2001	2002	Year-to-Date Change	2001

Operating revenues:
Newspapers excluding RMN	$181,547	0.2%	$181,166	$360,324	0.1%	$359,874
Rocky Mountain News	8,225		736	13,481		11,576

Total newspapers	189,772	4.3%	181,902	373,805	0.6%	371,450
Scripps Networks	110,967	18.6%	93,537	199,668	13.5%	175,855
Broadcast television	75,721	2.1%	74,199	141,242	0.8%	140,120
Licensing and other media	23,473	2.9%	22,819	45,000	(4.5)%	47,112

Revenues from core operations	$399,933	7.4%	$372,457	$759,715	3.4%	$734,537

Operating income:
Newspapers excluding RMN	$61,018	4.7%	$58,298	$118,544	5.3%	$112,574
Rocky Mountain News	2,725		(4,480)	2,733		(11,779)

Total newspapers	63,743	18.4%	53,818	121,277	20.3%	100,795
Scripps Networks	29,823	25.9%	23,694	46,968	28.0%	36,691
Broadcast television	19,889	(1.3)%	20,154	31,297	(0.1)%	31,323
Licensing and other media	4,464	20.3%	3,712	8,360	1.2%	8,257
Corporate	(7,982)		(4,271)	(15,549)		(9,344)

Operating income from core operations	109,937	13.2%	97,107	192,353	14.7%	167,722
Interest expense	(6,629)		(10,859)	(13,221)		(23,320)
Miscellaneous, net	(764)		480	(618)		833
Income taxes	(40,031)		(34,198)	(69,861)		(57,052)
Minority interest	(952)		(975)	(1,786)		(1,821)

Income from core operations	61,561	19.4%	51,555	106,867	23.7%	86,362
Unusual credits (charges):
Employee work force reduction			(11,187)			(11,187)
Amortization of goodwill and intangible assets with indefinite lives			(9,589)			(18,955)
Investment results, net of expenses	(65,551)		2,957	(73,939)		61,742
Tax effect of unusual credits (charges)	22,946		5,614	25,908		(12,174)
Prior year tax liability adjustments	8,000			8,000

Net income	$26,956	(31.5)%	$39,350	$66,836	(36.8)%	$105,788

Per share of common stock:
Income from core operations	$.76	18.8%	$.64	$1.33	23.1%	$1.08
Unusual credits (charges):
Employee work force reduction			(.09)			(.09)
Amortization of goodwill and intangible assets with indefinite lives			(.09)			(.17)
Net investment results	(.53)		.02	(.60)		.51
Prior year tax liability adjustments	.10			.10

Net income	$.33	(32.7)%	$.49	$.83	(37.1)%	$1.32

Weighted-average shares outstanding	80,729		80,002	80,496		79,933

See Note 1 – Goodwill and Other Intangible Assets on page F-8 and Note 3 on page F-9 regarding items excluded from core operations.

All per share disclosures are on a diluted basis.

Other financial and statistical data, excluding unusual items, are as follows:

(in thousands)	2002	Quarterly Period Change	2001	2002	Year-to-Date Change	2001

Total advertising revenues	$296,386	4.2%	$284,451	$560,182	2.5%	$546,445

Advertising revenues as a percentage of total revenues	75.7%		76.5%	75.1%		75.6%

EBITDA:
Newspapers excluding RMN	$67,769	5.2%	$64,413	$131,355	5.1%	$124,954
Rocky Mountain News	2,851		(4,354)	2,978		(10,672)

Total newspapers	70,620	17.6%	60,059	134,333	17.5%	114,282
Scripps Networks	32,976	24.0%	26,593	52,850	24.6%	42,414
Broadcast television	24,810	(1.8)%	25,255	40,777	(1.4)%	41,342
Licensing and other media	4,657	19.3%	3,902	8,744	1.2%	8,641
Corporate	(7,698)		(4,048)	(15,040)		(8,904)

EBITDA from core operations	$125,365	12.2%	$111,761	$221,664	12.1%	$197,775

Effective income tax rate for core operations	39.0%		39.4%	39.1%		39.3%

Net cash provided by operating activities	$55,208		$47,992	$100,768		$123,407
Capital expenditures	(15,385)		(14,379)	(36,763)		(29,095)
Business acquisitions and investments	(2,042)		(3,575)	(11,395)		(86,443)
Increase (decrease) in long- term debt	(36,730)		(34,848)	(54,964)		(3,313)
Dividends paid, including to minority interests	(12,369)		(12,274)	(24,665)		(24,519)
Purchase and retirement of common stock						(1,988)

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

Corporate expenses in the second quarter of 2002 also include the accrual of performance bonuses, which were not earned in 2001.

Lower borrowing rates under short-term credit facilities led to lower period-over-period interest expense. Average daily borrowings under short-term credit facilities in the second quarter were $459 million in 2002 and $534 million in 2001. The weighted-average interest rate on such borrowings in the second quarter was 1.8% in 2002 and 4.5% in 2001. For the year-to-date period the weighted-average interest rate was 1.8% in 2002 and 5.2% in 2001.

The Company is currently rolling over short-term debt at an effective 90-day yield of 1.7%. The average balance of all interest bearing obligations for the first six months of the year was $724 million in 2002 and $770 million in 2001.

Interest capitalized in the year-to-date period was $0.3 million in 2002 and $0.4 million in 2001.

The Company adopted Financial Accounting Standard (“FAS”) No. 142 - Goodwill and Other Intangible Assets effective January 1, 2002. See Note 1 to the Consolidated Financial Statements. If FAS No. 142’s provisions regarding not amortizing goodwill and intangible assets with indefinite lives had been effective in 2001, amortization of goodwill and other intangible assets would have been $9.6 million less, increasing earnings per share by $.09 in the second quarter. Year-to-date amortization would have been $19.0 million less, increasing earnings per share by $.17.

Operating results for each of the Company’s reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS – RMN operating results are presented separately as a single line item to enhance comparability of year-over-year Newspaper operating results. Excluding unusual items, operating results were as follows:

(in thousands)	2002	Quarterly Period Change	2001	2002	Year-to-Date Change	2001

Operating revenues:
Local	$44,798	(2.2)%	$45,814	$89,973	(0.5)%	$90,413
Classified	55,612	(1.1)%	56,242	109,830	(3.3)%	113,552
National	8,209	(7.5)%	8,871	16,065	(2.1)%	16,402
Preprint and other	24,342	8.4%	22,446	47,417	9.7%	43,206

Newspaper advertising	132,961	(0.3)%	133,373	263,285	(0.1)%	263,573
Circulation	34,396	1.0%	34,058	69,819	0.5%	69,460
Share of joint operating agency profits	11,351	2.7%	11,051	21,193	1.3%	20,927
Other	2,839	5.8%	2,684	6,027	1.9%	5,914

Total operating revenues	181,547	0.2%	181,166	360,324	0.1%	359,874

Expenses, excluding depreciation and amortization:
Editorial and newspaper content	21,942	0.3%	21,883	44,002	0.5%	43,772
Newsprint and ink	15,671	(27.4)%	21,582	33,160	(24.6)%	43,972
Other press and production	17,944	4.0%	17,249	35,387	2.9%	34,389
Circulation and distribution	16,397	2.8%	15,948	32,773	3.1%	31,784
Other advertising, internet and printing	8,063	9.2%	7,383	15,465	5.9%	14,598
Advertising sales and marketing	16,909	4.1%	16,246	33,653	4.3%	32,272
General and administrative	16,732	5.9%	15,801	34,268	4.8%	32,702

Total	113,658	(2.1)%	116,092	228,708	(2.0)%	233,489

EBITDA before equity-method investments	67,889	4.3%	65,074	131,616	4.1%	126,385
Share of pre-tax earnings (losses)of equity-method investments	(120)		(661)	(261)		(1,431)

EBITDA	67,769	5.2%	64,413	131,355	5.1%	124,954
Depreciation and amortization	6,751	10.4%	6,115	12,811	3.5%	12,380

Operating income before RMN	61,018	4.7%	58,298	118,544	5.3%	112,574
Rocky Mountain News	2,725		(4,480)	2,733		(11,779)

Operating income	$63,743	18.4%	$53,818	$121,277	20.3%	$100,795

Other Financial and Statistical Data:
Percent of operating revenues:
EBITDA	37.3%		35.6%	36.5%		34.7%
Operating income	33.6%		32.2%	32.9%		31.3%

Cash received greater than share of profits of JOAs and equity-method investments	$4,707		$13,754	$6,159		$22,843
Capital expenditures	8,917		5,375	20,260		15,763
Business acquisitions and other additions to long-lived assets	40		382	64		64,650

The demand for advertising improved in many of the Company’s markets in the second quarter of 2002, although help wanted advertising volume remains below that of prior periods. Newspaper advertising revenues are expected to be flat year-over-year in the third quarter.

Newsprint and ink decreased in the quarter primarily due to a 30% decrease in year-over-year newsprint prices.

Second quarter and year-to-date results at the Denver newspaper were substantially improved over 2001 due to advertising and circulation rate increases and cost cutting measures implemented by the JOA, including the publication of combined weekend editions and a single classified advertising section distributed daily in both newspapers. The Company expects continued improvement in operating results in the Denver market, but expects the rate of improvement in year-over-year results will be lower than that of the first and second quarters.

SCRIPPS NETWORKS – Operating results, excluding unusual items, were as follows:

(in thousands)	2002	Quarterly Period Change	2001	2002	Year-to-Date Change	2001

Operating revenues:
Advertising	$89,116	14.4%	$77,920	$158,542	9.7%	$144,519
Affiliate fees	20,348	42.4%	14,290	38,508	34.0%	28,748
Other	1,503	13.3%	1,327	2,618	1.2%	2,588

Total operating revenues	110,967	18.6%	93,537	199,668	13.5%	175,855

Operating expenses, excluding depreciation and amortization:
Programming and production	31,330	25.2%	25,025	60,226	22.7%	49,086
Operations and distribution	7,801	(15.9)%	9,278	17,186	(9.2)%	18,917
Sales and marketing	20,791	(1.1)%	21,012	36,741	(7.2)%	39,606
General and administrative	19,194	47.4%	13,021	34,590	24.1%	27,864

Total	79,116	15.8%	68,336	148,743	9.8%	135,473

EBITDA before equity-method investments	31,851	26.4%	25,201	50,925	26.1%	40,382
Share of pre-tax earnings of equity-method investments	1,125		1,392	1,925		2,032

EBITDA	32,976	24.0%	26,593	52,850	24.6%	42,414
Depreciation and amortization	3,153	8.8%	2,899	5,882	2.8%	5,723

Operating income	$29,823	25.9%	$23,694	$46,968	28.0%	$36,691

Other Financial and Statistical Data:
Percent of operating revenues:
EBITDA	29.7%		28.4%	26.5%		24.1%
Operating income	26.9%		25.3%	23.5%		20.9%

Payments for programming less (greater)than amounts recognized as expense	$(3,827)		$(7,117)	$(13,825)		$(18,388)
Cash received for affiliate fees, net of launch incentive payments, greater (less) than amounts recognized as affiliate fee revenue	(39,325)		(352)	(63,133)		3,945
Cash received greater (less) than share of earnings of equity- method investments	(405)		(612)	(1,205)		909
Capital expenditures	4,144		3,650	5,918		5,289
Business acquisitions and investments				5,240		14,429
Other information:
Program assets capitalized in the period	36,755		22,110	71,647		60,834
Launch incentives capitalized in the period	27,281		9,299	44,992		13,421

According to the Nielsen Homevideo Index, HGTV was distributed to 78.6 million homes in June 2002, up 8.1 million from June 2001 and 0.9 million in the quarter. Food Network was distributed to 75.3 million homes in June 2002, up 14.9 million from June 2001 and 1.5 million in the quarter.

Affiliate fee revenue increased 36% for HGTV and 7% for Food Network in the year-to-date period. The Company changed its estimate of the lives of certain network distribution contracts in the second quarter of 2002, increasing affiliate fee revenue by $1.7 million.

Programming and production expenses have increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks. Programming expense increased 16% for HGTV and 31% for Food Network in the year-to-date period.

Reduced marketing, advertising and promotional expenses led to the decrease in operations and distribution expense and sales and marketing expense. In the second quarter the Company increased its allowance for uncollectible accounts receivable due to the bankruptcy of Adelphia Communications, reducing EBITDA by $2.5 million.

The Company launched DIY in the fourth quarter of 1999 and launched Fine Living, its fourth network, in March 2002. Start-up losses associated with DIY and Fine Living reduced EBITDA in the second quarter by $9.3 million in 2002 compared to $4.9 million in the second quarter of 2001. For the year-to-date period, start-up losses reduced EBITDA by $21.4 million in 2002 and $10.3 million in 2001. Full year start-up losses are currently projected to reduce EBITDA by approximately $30 million to $35 million in 2002.

Excluding the start-up expenses of the new networks, EBITDA increased 34% in the quarter and 41% year-to-date.

BROADCAST TELEVISION – Operating results, excluding unusual items, were as follows:

( in thousands )	2002	Quarterly Period Change	2001	2002	Year-to-Date Change	2001

Operating revenues:
Local	$44,900	3.0%	$43,585	$85,100	3.1%	$82,538
National	26,365	0.4%	26,266	47,702	(2.8) %	49,069
Political	705		304	983		304
Network compensation	1,968	(20.8) %	2,486	3,909	(27.0) %	5,354
Other	1,783	14.4%	1,558	3,548	24.3%	2,855

Total operating revenues	75,721	2.1%	74,199	141,242	0.8%	140,120

Operating expenses, excluding depreciation and amortization:
Programming and station operations	34,917	2.8%	33,976	69,656	1.3%	68,731
Sales and marketing	9,628	3.4%	9,308	18,207	1.0%	18,027
General and administrative	6,366	12.5%	5,660	12,602	4.8%	12,020

Total	50,911	4.0%	48,944	100,465	1.7%	98,778

EBITDA	24,810	(1.8) %	25,255	40,777	(1.4) %	41,342
Depreciation and amortization	4,921	(3.5) %	5,101	9,480	(5.4) %	10,019

Operating income	$19,889	(1.3) %	$20,154	$31,297	(0.1) %	$31,323

Other Financial and Statistical Data :
Percent of operating revenues:
EBITDA	32.8%		34.0%	28.9%		29.5%
Operating income	26.3%		27.2%	22.2%		22.4%

Payments for programming greater (less) than amounts recognized as expense	$939		$1,437	$186		$1,364
Capital expenditures	1,901		4,816	8,008		7,344
Business acquisitions and other additions to long-lived assets			27	20		27
Other information:
Program assets capitalized in the period	2,116		230	5,368		886

Improved demand for advertising and additional advertising in the Company’s Detroit market tied to the Stanley Cup playoffs led to the increase in advertising revenues in the second quarter.

The Company continues to be affected by its relatively high exposure to the ABC television network, for which audience levels have generally declined in recent years. Six of the Company’s 10 television stations are ABC affiliates. Excluding the effects of the Stanley Cup playoffs, revenues at the ABC affiliates decreased approximately 1% year-over-year in the second quarter.

Revenue for the Company’s three NBC affiliates increased 5.7% year-over-year in the second quarter.

In 2001 the Company renegotiated and extended its affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation is sharply reduced under the new agreements, which expire in 2009. The Company’s ABC affiliation agreements expire on various dates during the period 2004 through 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is cash flow from operating activities. Advertising provides 70% to 80% of the Company’s total revenues, so the Company’s cash flow from operating activities is adversely affected during recessionary periods. The Company’s cash flow from operating activities in the first half of the year was $101 million in 2002 and $123 million in 2001. Increased launch incentive payments to expand distribution of Scripps Networks was the primary cause of the decrease. The Company expects to continue to increase the distribution of Scripps Networks.

Cash flow from operating activities exceeded capital expenditures and cash dividends by $39 million in the first six months and is expected to substantially exceed the total of its capital expenditure requirements and cash dividends in 2002, as it has each year since 1992.

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

Net debt (borrowings less cash equivalents and other short-term investments) decreased $53 million in the first six months of 2002, to $669 million at June 30, 2002. Net debt includes commercial paper borrowings totaling $455 million, with average maturities of 90 days or less. Commercial paper borrowings are supported by bank credit facilities which permit maximum borrowings of $675 million and expire in September 2002. The facility is expected to be replaced with a similar facility prior to expiration. The Company’s access to commercial paper markets can be affected by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s access to commercial paper markets and its borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

The Company issued $200 million of 5.75% notes due in 2012 in July. The proceeds from the notes will be used to repay the Company’s 6.375% notes due in October 2002 and to reduce the Company’s commercial paper borrowings.

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

The Company held no foreign currency or newsprint derivative financial instruments at June 30, 2002, or at December 31, 2001.

The following table presents additional information about the Company’s market-risk-sensitive financial instruments:

( in thousands, except share data )	As of June 30, 2002			As of December 31, 2001

	Cost Basis	Fair Value		Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$454,829	$454,829		$513,855	$513,855
$100 million, 6.375% note, due in 2002	99,993	101,231		99,983	102,685
$100 million, 6.625% note, due in 2007	99,923	108,188		99,916	104,376
Other notes	14,153	13,552		10,090	9,084

Total long-term debt including current portion	$668,898	$677,800		$723,844	$730,000

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 common shares)	$29,667	$29,667		$64,740	$64,740
Centra Software (700,500 common shares)	1,427	1,303		1,427	5,604
Other available-for-sale securities	921	3,731		597	4,213

Total investments in publicly-traded companies	32,015	34,701		66,764	74,557
Other equity investments	23,629	(a	)	51,714	(a	)

______________

(a)	Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values. Management estimates the fair value of these securities approximates their carrying value. However, many of the investees have not issued new equity in the past two years. There can be no assurance that the Company would realize the carrying value of these securities upon their sale.

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. The Company may use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk. The Company did not hold such instruments at June 30, 2002. The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 1.8% at June 30, 2002, and 2.0% at December 31, 2001.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item	Page
12	Ratio of Earnings to Fixed Charges	E-2

99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4

E-1