Form 10-Q
period 2002-09-30
SCRIPPS E W CO /DE
filed 2002-11-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2002 there were 61,384,683 of the Registrant’s Class A Common Shares outstanding and 18,616,913 of the Registrant’s Common Voting Shares outstanding.

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

ITEM 4.      CONTROLS AND PROCEDURES

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in the rights of security holders during the quarter for which this report is filed.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

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

Reports on Form 8-K

A Current Report on Form 8-K reporting the Company’s Principal Executive Officer and Principal Financial Officer had signed sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 was filed on August 12, 2002.

A Current Report on Form 8-K reporting the Company’s agreement to acquire controlling interest in the Shop At Home television retailing network was filed on August 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated:	November 6, 2002	BY:	/s/ JOSEPH G. NECASTRO

Joseph G. NeCastro Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Kenneth W. Lowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The E.W. Scripps Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 6, 2002	BY:	/s/ KENNETH W. LOWE

Kenneth W. Lowe President and Chief Executive Officer

CERTIFICATIONS

I, Joseph G. NeCastro, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The E.W. Scripps Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 6, 2002	BY:	/s/ JOSEPH G. NECASTRO

Joseph G. NeCastro Senior Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	As of December 31, 2001	September 30, 2001
(in thousands)	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$34,361	$17,419	$15,332
Accounts and notes receivable (less allowances -$18,323, $13,964, $14,304)	218,241	236,311	228,734
Program rights and production costs	155,311	120,715	145,432
Inventories	7,393	7,345	7,521
Deferred income taxes	36,204	30,850	30,747
Miscellaneous	38,272	38,018	36,217

Total current assets	489,782	450,658	463,983

Investments	245,694	331,542	355,261

Property, Plant and Equipment	406,312	394,677	387,438

Goodwill	1,143,560	1,138,232	1,142,292

Other Assets:
Program rights and production costs (less current portion)	121,191	122,620	91,770
Network distribution incentives	178,725	124,639	79,326
Other intangible assets	62,391	64,959	66,167
Miscellaneous	14,539	16,433	16,711

Total other assets	376,846	328,651	253,974

TOTAL ASSETS	$2,662,194	$2,643,760	$2,602,948

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	As of December 31, 2001	September 30, 2001
(in thousands, except share data)	(Unaudited)		(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$132,471	$613,878	$460,630
Accounts payable	90,729	81,690	84,762
Customer deposits and unearned revenue	29,584	29,381	32,686
Accrued liabilities:
Employee compensation and benefits	50,228	44,792	44,762
Network distribution incentives	40,916	64,624	67,407
Miscellaneous	57,292	71,146	85,056

Total current liabilities	401,220	905,511	775,303

Deferred Income Taxes	142,471	146,989	155,941

Long-Term Debt (less current portion)	512,967	109,966	209,814

Other Long-Term Obligations and Minority Interests (less current portion)	137,255	129,394	127,953

Stockholders’ Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 61,367,470; 60,103,746; and 60,020,711 shares	614	601	600
Voting - authorized: 30,000,000 shares; issued and outstanding: 18,616,913; 19,096,913; and 19,096,913 shares	186	191	191

Total	800	792	791
Additional paid-in capital	216,434	174,485	170,844
Retained earnings	1,260,239	1,183,595	1,185,918
Unrealized gains (losses) on securities available for sale	(2,793)	5,067	(12,546)
Foreign currency translation adjustment	20	(554)	(203)
Unvested restricted stock awards	(6,419)	(11,485)	(10,867)

Total stockholders’ equity	1,468,281	1,351,900	1,333,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,662,194	$2,643,760	$2,602,948

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share data)	2002	2001	2002	2001

Operating Revenues:
Advertising	$273,160	$247,617	$833,342	$804,841
Circulation	33,566	34,850	103,385	105,090
Network affiliate fees, net	20,902	14,509	59,410	43,257
Licensing	16,082	14,269	50,348	49,520
Share of joint operating agency profits	17,238	14,280	51,833	31,064
Other	10,557	10,527	32,902	32,768

Total operating revenues	371,505	336,052	1,131,220	1,066,540

Operating Expenses:
Employee compensation and benefits	123,766	114,588	368,749	351,430
Newsprint and ink	15,838	20,035	49,957	68,659
Amortization of program rights and production costs	38,004	33,971	113,836	99,760
Other operating expenses	84,452	82,721	267,569	274,892
Depreciation	14,053	13,189	41,370	41,141
Amortization of goodwill and other intangible assets	973	10,793	2,967	32,323

Total operating expenses	277,086	275,297	844,448	868,205

Operating Income	94,419	60,755	286,772	198,335

Other Credits (Charges):
Interest expense	(7,843)	(8,417)	(21,064)	(31,737)
Investment results, net of expenses	(10,052)	(10,917)	(83,991)	50,825
Miscellaneous, net	675	240	57	1,073

Net other credits (charges)	(17,220)	(19,094)	(104,998)	20,161

Income Before Taxes and Minority Interests	77,199	41,661	181,774	218,496
Provision for Income Taxes	30,622	18,023	66,575	87,249

Income Before Minority Interests	46,577	23,638	115,199	131,247
Minority Interests	901	1,005	2,687	2,826

Net Income	$45,676	$22,633	$112,512	$128,421

Net Income per Share of Common Stock:
Basic	$.57	$.29	$1.42	$1.63
Diluted	.57	.28	1.40	1.61

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

(in thousands)	2002	2001

Cash Flows from Operating Activities:
Net income	$112,512	$128,421
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44,337	72,990
Net investment results and other nonrecurring items	44,938	(37,099)
Deferred income taxes	22,852	18,823
Tax benefits of stock compensation plans	13,453	8,903
Dividends received greater than share of profits of JOAs and equity method investments	7,896	19,572
Stock and deferred compensation plans	6,755	1,641
Minority interests in income of subsidiary companies	2,687	2,826
Affiliate fees billed greater than amounts recognized as revenue	9,686	16,578
Network launch incentive payments	(89,017)	(13,668)
Payments for programming less (greater) than program cost amortization	(13,257)	(23,516)
Other changes in certain working capital accounts, net	9,987	15,445
Miscellaneous, net	3,337	4,593

Net operating activities	176,166	215,509

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(53,300)	(46,054)
Purchase of subsidiary companies and long-term investments	(19,581)	(33,595)
Investments in Denver JOA		(62,117)
Sale of investments	280	14,694
Miscellaneous, net	3,974	1,508

Net investing activities	(68,627)	(125,564)

Cash Flows from Financing Activities:
Increase in long-term debt	202,446	8,059
Payments on long-term debt	(280,909)	(52,249)
Dividends paid	(35,868)	(35,641)
Dividends paid to minority interests	(1,175)	(1,176)
Repurchase Class A Common shares		(20,671)
Miscellaneous, net (primarily employee stock options)	24,909	12,953

Net financing activities	(90,597)	(88,725)

Increase in Cash and Cash Equivalents	16,942	1,220
Cash and Cash Equivalents:
Beginning of year	17,419	14,112

End of period	$34,361	$15,332

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$16,778	$27,946
Income taxes paid	80,012	26,964
Denver newspaper assets contributed to JOA		160,064

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unvested Restricted Stock Awards	Total Stockholders’ Equity	Comprehensive Income for the Three Months Ended Sept. 30

As of December 31, 2000	$787	$157,394	$1,093,138	$32,238	$(5,747)	$1,277,810
Comprehensive income:
Net income			128,421			128,421	$22,633

Unrealized gains (losses), net of tax of $3,065 and ($16,590)				6,116		6,116	(30,407)
Adjustment for losses (gains) in income, net of tax of ($27,213) and ($48)				(50,539)		(50,539)	(89)

Increase (decrease) in unrealized gains (losses)				(44,423)		(44,423)	(30,496)
Currency translation				(564)		(564)	(145)

Total			128,421	(44,987)		83,434	$(8,008)

Dividends: declared and paid - $.45 per share			(35,641)			(35,641)
Repurchase 352,200 Class A Common Shares	(4)	(20,667)				(20,671)
Compensation plans, net: 843,008 shares issued; 109,425 shares repurchased; 2,500 shares forfeited	8	25,214			(5,120)	20,102
Tax benefits of compensation plans		8,903				8,903

As of September 30, 2001	$791	$170,844	$1,185,918	$(12,749)	$(10,867)	$1,333,937

As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			112,512			112,512	$45,676

Unrealized gains (losses), net of tax of ($4,170) and ($2,381)				(7,768)		(7,768)	(4,480)
Adjustment for losses (gains) in income, net of tax of ($50) and ($15)				(92)		(92)	(28)

Increase (decrease) in unrealized gains (losses)				(7,860)		(7,860)	(4,508)
Currency translation, net of tax of $112 and $67				574		574	15

Total			112,512	(7,286)		105,226	$41,183

Dividends: declared and paid - $.45 per share			(35,868)			(35,868)
Convert 480,000 Voting Shares to Class A Common Shares
Compensation plans, net: 821,631 shares issued; 37,307 shares repurchased; 600 shares forfeited	8	28,496			5,066	33,570
Tax benefits of compensation plans		13,453				13,453

As of September 30, 2002	$800	$216,434	$1,260,239	$(2,773)	$(6,419)	$1,468,281

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

Use of Estimates - Preparation of the financial statements requires the use of estimates.  The Company’s financial statements include estimates for such items as self-insured risks and income taxes payable.  The Company self-insures for employees’ medical and disability income benefits, workers’ compensation and general liability.  The recorded liability for self-insured risks is calculated using actuarial methods and is not discounted.  The recorded liability for self-insured risks totaled $20.6 million at September 30, 2002.  Management does not believe it is likely that its estimates for self-insured risks will change materially in the near term.

The Company reached agreement with the Internal Revenue Service (“IRS”) to settle the audit of its 1992 through 1995 consolidated federal income tax returns in the second quarter of 2002.  As a result, the Company reduced its estimated liability for prior year income taxes by $8.0 million.  The Company’s 1996 through 2001 consolidated federal income tax returns are currently under examination by the IRS.  Management believes that adequate provision has been made for all open years.

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

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Basic weighted-average shares outstanding	79,661	78,977	79,408	78,847
Effect of dilutive securities:
Unvested restricted stock held by employees	160	180	161	162
Stock options held by employees and directors	847	1,010	985	1,002

Diluted weighted-average shares outstanding	80,668	80,167	80,554	80,011

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

If the non-amortization provisions of FAS No. 142 had been effective in 2001, reported results of operations would have been as follows:

	Three months ended September 30, 2001			Nine months ended September 30, 2001

(in thousands, except per share data)	Net Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS

As reported	$22,633	$0.29	$0.28	$128,421	$1.63	$1.61
Add back amortization of:
Goodwill	6,882.09		.09	20,481.26		.26
FCC licenses	117			352
Network affiliation and other	58			174

As adjusted	$29,690	$0.38	$0.37	$149,428	$1.90	$1.87

Reclassifications - For comparative purposes, certain 2001 amounts have been reclassified to conform to 2002 classifications.

2.     ACQUISITIONS AND DIVESTITURES

Acquisitions

2002	-

In the first quarter the Company acquired an additional 1% interest in The Television Food Network (“Food Network”) for $5.2 million in cash, increasing the Company’s residual interest in Food Network to 69%.

In the third quarter the Company reached an agreement to acquire a 70% controlling interest in the Shop At Home television-retailing network for $49.5 million.  The transaction was completed on October 31, 2002.

2001	-

In the first quarter the Company acquired an additional 3% interest in Food Network for $14.4 million.  In the fourth quarter the Company acquired an additional 1% interest in Food Network for $5.0 million.

The acquisitions have been accounted for as purchases.

3.     UNUSUAL CREDITS AND CHARGES

2002	-

Net investment results decreased net income $6.5 million ($.08 per share) in the quarter and $54.6 million ($.68 per share) year-to-date. Included in net investment results for the quarter were $9.6 million in write-downs of investments.  Year-to-date investment results include $3.6 million of costs associated with winding down the Scripps Ventures I and II investment funds and $78.6 million of investment write-downs.  Investment write-downs include $35.1 million due to the decline in value of the Company’s investment in AOL Time Warner (“AOL”) and $22.2 million due to the decline in value of the Scripps Ventures investment portfolios.

The reduction in the estimated liability for prior year income taxes increased net income by $8.0 million ($.10 per share) in the year-to-date period.

The combined effect of the above items was to decrease third quarter 2002 net income by $6.5 million ($.08 per share) and to decrease year-to-date 2002 net income by $46.6 million ($.58 per share).

2001	-

Net investment results decreased net income $6.9 million ($.09 per share) in the quarter and increased net income $33.5 million ($.42 per share) year-to-date.  Third quarter net investment results include $12.4 million in write-downs for several investments, and a $3.1 million decrease in accrued incentive compensation. Year-to-date realized gains totaled $77.8 million, including $65.9 million on the exchange of the Company’s investment in Time Warner for America Online, which acquired Time Warner, in January 2001 and an $11.7 million gain on the sale of a portion of the Company’s investment in Centra Software.  Write-downs totaled $35.0 million in the year-to-date period, while accrued incentive compensation decreased $11.5 million, to zero.

Costs associated with workforce reductions, including the Company’s share of such costs at the Denver JOA, reduced operating income $1.5 million in the third quarter and $12.7 million year-to-date.  Net income was reduced $0.9 million ($.01 per share) in the third quarter and $8.0 million ($.10 per share) year-to-date.

The combined effect of the above items was to reduce third quarter 2001 net income $7.9 million ($.10 per share) and to increase 2001 year-to-date net income $25.5 million ($.32 per share).

4.     LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2002	As of December 31, 2001	September 30, 2001

Variable rate credit facilities	$232,391	$513,855	$460,590
$200 million, 5.750% notes, due in 2012	198,777
$100 million, 6.375% notes, due in 2002	99,998	99,983	99,978
$100 million, 6.625% notes, due in 2007	99,926	99,916	99,912
Other notes	14,346	10,090	9,964

Total long-term debt	645,438	723,844	670,444
Current portion of long-term debt	132,471	613,878	460,630

Long-term debt (less current portion)	$512,967	$109,966	$209,814

The Company has Competitive Advance and Revolving Credit Facilities (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $600 million (the “Variable Rate Credit Facilities”).  The Revolver consists of two facilities, one permitting $400 million in aggregate borrowings expiring in August 2003 and the second a $200 million facility expiring in August 2007.  Borrowings under the Revolver are available on a committed revolving credit basis at the Company’s choice of three short-term rates or through an auction procedure at the time of each borrowing.  The Revolver is primarily used as credit support for the commercial paper program in lieu of direct borrowings under the Revolver.  The weighted-average interest rates on the Variable Rate Credit Facilities were 1.8% at September 30, 2002, 2.0% at December 31, 2001, and 3.2 % at September 30, 2001.

In July 2002 the Company issued $200 million of 5.75% notes due in 2012.  The proceeds from the note issuance were used to reduce the Company’s commercial paper borrowings.  In October 2002 the Company repaid the $100 million, 6.375% notes due in 2002.

5.     INVESTMENTS

Investments consisted of the following:

(in thousands, except share data)	September 30, 2002	As of December 31, 2001	September 30, 2001

Securities available for sale (at market value):
AOL Time Warner (2,017,000 common shares)	$23,597	$64,740	$66,757
Centra Software (700,500 common shares)	869	5,604	5,996
Other	3,354	4,213	3,483

Total available-for-sale securities	27,820	74,557	76,236
Denver newspaper JOA	189,183	198,527	202,944
FOX SportSouth and other joint ventures	6,969	6,744	8,706
Other equity investments	21,722	51,714	67,375

Total investments	$245,694	$331,542	$355,261

Unrealized gains (losses) on securities available for sale	$(4,188)	$7,793	$(19,529)

Investments available for sale represent securities in publicly traded companies.  Investments available for sale are recorded at fair value.  Fair value is based upon the closing price of the security on the reporting date.

Other equity investments include securities of start-up enterprises that do not trade in public markets, so they do not have readily determinable fair values.  Management estimates the fair value of these securities approximates their carrying value at September 30, 2002, however, many of the investees have not issued new equity in the past two years.  There can be no assurance that the Company would realize the carrying value of these securities upon their sale.

During the second quarter of 2002, the Company ceased active management of Scripps Ventures Funds I and II (“Scripps Ventures”).  Scripps Ventures invested approximately $100 million in new businesses focusing primarily on new media technology.  The carrying value of the portfolio was $4.5 million as of September 30, 2002.

6.     SEGMENT INFORMATION

Financial information for the Company’s business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

OPERATING REVENUES
Newspapers	$180,239	$177,975	$554,044	$549,425
Scripps Networks	97,069	77,056	296,737	252,911
Broadcast television	72,745	61,121	213,987	201,241
Licensing and other media	21,452	19,900	66,452	67,012

Total	371,505	336,052	1,131,220	1,070,589
Unusual item				(4,049)

Per consolidated financial statements	$371,505	$336,052	$1,131,220	$1,066,540

EBITDA
Newspapers	$60,706	$58,200	$195,039	$172,482
Scripps Networks	29,872	17,647	82,722	60,061
Broadcast television	20,621	12,478	61,398	53,820
Licensing and other media	4,493	2,513	13,237	11,154
Corporate	(6,247)	(4,561)	(21,287)	(13,465)

Total	109,445	86,277	331,109	284,052
Unusual items		(1,540)		(12,253)

Total	$109,445	$84,737	$331,109	$271,799

DEPRECIATION
Newspapers	$6,337	$6,316	$19,056	$19,546
Scripps Networks	2,239	1,582	6,527	5,425
Broadcast television	4,938	4,794	14,355	14,786
Licensing and other media	199	232	583	616
Corporate	340	265	849	705

Total	14,053	13,189	41,370	41,078
Unusual items				63

Per consolidated financial statements	$14,053	$13,189	$41,370	$41,141

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers	$170	$212	$507	$469
Scripps Networks	771	944	2,365	2,824
Broadcast television	32	48	95	75

Total	973	1,204	2,967	3,368
Amortization of goodwill and intangible assets with indefinite lives		9,589		28,544
Unusual items				411

Per consolidated financial statements	$973	$10,793	$2,967	$32,323

OPERATING INCOME
Newspapers	$54,199	$51,672	$175,476	$152,467
Scripps Networks	26,862	15,121	73,830	51,812
Broadcast television	15,651	7,636	46,948	38,959
Licensing and other media	4,294	2,281	12,654	10,538
Corporate	(6,587)	(4,826)	(22,136)	(14,170)

Total	94,419	71,884	286,772	239,606
Amortization of goodwill and intangible assets with indefinite lives		(9,589)		(28,544)
Unusual items		(1,540)		(12,727)

Per consolidated financial statements	$94,419	$60,755	$286,772	$198,335

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers	$7,044	$8,334	$27,304	$24,097
Scripps Networks	3,917	5,523	9,835	10,812
Broadcast television	4,912	2,951	12,920	10,295
Licensing and other media	146	21	228	301
Corporate	518	130	3,013	549

Per consolidated financial statements	$16,537	$16,959	$53,300	$46,054

BUSINESS ACQUISITIONS AND OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers	$390	$80	$454	$63,796
Scripps Networks	20,334	18,070	70,566	45,920
Broadcast television			20	27
Venture capital and other investments	7,801	8,623	13,872	15,995

Total	$28,525	$26,773	$84,912	$125,738

ASSETS
Newspapers			$1,263,725	$1,282,028
Scripps Networks			726,637	576,627
Broadcast television			502,800	499,407
Licensing and other media			24,787	29,595
Venture capital and other investments			50,089	143,687
Corporate			94,156	71,604

Per consolidated financial statements			$2,662,194	$2,602,948

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

Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted.  Stock options vest over an incentive period, conditioned upon the individual’s employment throughout that period.  The following table presents information about stock options:

	Nine months ended September 30, 2002			Nine months ended September 30, 2001

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices

Options granted during the period	1,087,300	$75.26	$73 - 78	1,088,750	$64.24	$58 - 70
Options exercised during the period	760,562	29.96	15 - 67	649,276	27.32	11 - 56
Options forfeited during the period				47,898	48.72	35 - 64
Options outstanding at end of period	4,858,276	54.08	15 - 78	4,642,013	44.59	12 - 70
Options exercisable at end of period	2,867,119	43.64	15 - 68	2,728,468	35.64	12 - 70
Weighted-average fair value of options granted		$22.18			$18.93
Assumptions used to determine fair value:
Dividend yield		0.8%			1.5%
Expected volatility		22.1%			23.1%
Risk-free rate of return		4.5%			5.5%
Expected life of options		7 years			7 years

Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s employment throughout that period.  During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share.  Information related to awards of Class A Common Shares is presented below:

	Nine months ended September 30, 2002			Nine months ended September 30, 2001

	Number of Shares	Price at Award Dates		Number of Shares	Price at Award Dates

		Weighted Average	Range of Prices		Weighted Average	Range of Prices

Shares awarded during the period	32,305	$72.43	$72 - 77	165,120	$63.41	$57 - 71
Shares vested during the period	114,515	62.03	42 - 84	120,497	49.26	45 - 56
Shares forfeited during the period	600	47.39	47 - 48	2,500	52.54	45 - 63
Unvested shares at end of period	340,071	55.65	43 - 77	436,054	50.24	26 - 71

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

Compensation expense recognized in the Company’s financial statements and pro forma net income assuming compensation expense had been determined based upon the fair value provisions of FAS No. 123 (determined using the Black-Scholes option pricing model) are as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

COMPENSATION EXPENSE RECOGNIZED
Restricted stock awards	$848	$1,299	$6,116	$3,700
Stock options		303		1,356

PRO FORMA RESULTS UNDER FAS NO. 123
Net income as reported	$45,676	$22,633	$112,512	$128,421
Additional stock option expense, net of income tax effects	(3,689)	(3,047)	(10,145)	(8,740)

Pro forma net income	$41,987	$19,586	$102,367	$119,681

Pro forma net income per share of common stock:
Basic earnings per share:
As reported	$0.57	$0.29	$1.42	$1.63
Additional stock option expense, net of income tax effects	(0.05)	(0.04)	(0.13)	(0.11)

Pro forma basic earnings per share	$0.53	$0.25	$1.29	$1.52

Diluted earnings per share:
As reported	$0.57	$0.28	$1.40	$1.61
Additional stock option expense, net of income tax effects	(0.05)	(0.04)	(0.13)	(0.11)

Pro forma diluted earnings per share	$0.52	$0.24	$1.27	$1.50

The sum of the net income per share amounts may not equal the pro forma amounts because each is computed independently.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements.  Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K describes the significant accounting policies adopted by the Company.  The most critical accounting policies and estimates relate to revenue recognition, receivable allowances, programming, investments, long-lived assets, employee benefits and income taxes.

Revenue Recognition - The Company’s primary sources of revenue are from the sales of:
•	advertising space, time and on the Company’s Internet sites
•	newspapers to distributors and individual subscribers; and
•	programming services to cable and satellite television systems (“network affiliate fees”).

Advertising.  Advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers, are broadcast on television stations or cable television networks, and over the terms of the contracts for advertising appearing on the Company’s Internet sites.  Advertising contracts, which generally have a term of one year or less, may provide discounts based upon the volume of advertising purchased during the terms of the contracts.  This requires management to make certain estimates regarding future advertising volumes.  Estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed and are revised as necessary based on actual volume realized.  Broadcast and cable television network advertising contracts may guarantee the advertiser a minimum audience, requiring management to make estimates of audience size.  If management determines the Company will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue.  The estimated make-good accrual is adjusted over the terms of the advertising contracts.

Newspaper Subscriptions.  Prepaid newspaper subscriptions are deferred and are included in circulation revenue on a pro-rata basis over the term of the subscriptions.  Circulation revenue includes sales to retail outlets and newsstands, which are subject to returns.  The Company records these retail sales upon delivery, net of estimated returns.  Estimated returns are based on historical return rates and are adjusted based on actual returns realized.

Network Affiliate Fees.  Cable and satellite television services generally pay a per subscriber fee for the right to distribute the Company’s networks on their systems.  The Company may make cash payments to cable and satellite television systems and may provide an initial period in which payment of affiliate fees by the systems are waived in exchange for such long-term distribution contracts.  Network affiliate fee revenues are reported net of incentives in the Consolidated Statements of Income and are recognized over the terms of the contracts.

Customer Billed Revenue - Amounts due to the Company for network affiliate fees are determined by cable and satellite television systems based upon subscribers receiving the Company’s programming.  Licensees determine royalties due to the Company based upon their sales of licensed products.  This requires management to make estimates of the number of subscribers receiving the Company’s networks and licensed merchandise sales.  Estimated network affiliate fee and licensing revenues are adjusted based upon actual amounts realized.

Receivable Allowances - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Allowances are based on historical experience and other assumptions, and are adjusted based on write-offs realized.  Actual write-offs of bad debts have historically been insignificant, less than 1.0% of revenues.

Programming - Programming assets include licensed programs and programs produced by or for the Company.  These costs are expensed over the estimated useful life of the programming based upon expected future cash flows.  Estimated future cash flows can change based upon market acceptance, advertising rates, subscriber fees and program usage.  Accordingly, revenue estimates and planned usage are reviewed periodically and are revised if necessary.  If actual demand or market conditions are less favorable than projected, programming cost write-downs may be required.  Programming asset write-downs are determined using a day-part methodology, whereby programs broadcast during a particular time of day are evaluated on an aggregate basis.

Investments - The Company holds investments in several companies, including publicly traded securities and others that have no active market.  Future adverse changes in market conditions, poor operating results, or the inability of certain development stage companies to find additional financing could result in losses that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future. The Company’s investments are regularly reviewed to determine if there has been an other-than-temporary decline in market value.  In making that determination, management considers the extent to which cost exceeds market value, the duration of the market decline and the investees’ earnings and cash forecasts, and current cash position, among other factors.

Long-lived Assets - Management also exercises judgment in determining the estimated useful life of long lived assets, specifically plant and property and certain intangible assets with a finite life.  Management bases its judgment on estimated lives of these assets based on actual experienced length of service of similar assets and expert opinions.

Certain events or changes in circumstances may indicate that the carrying value of the Company’s property, plant and equipment, intangible assets, and goodwill may not be recoverable and require an impairment review.  In assessing impairment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  Based on that review, if the carrying value of these assets exceeds fair value and is determined to not be recoverable, an impairment loss representing the amount of excess over its fair value would be recognized in income.

In accordance with FAS No. 142 the Company reviews for goodwill impairment based upon its reporting units.  Reporting units are operating segments or businesses one level below the operating segment.  Scripps Networks comprises one reporting unit.  The Company’s newspaper and broadcast television reporting units are based on size of newspaper market and broadcast television affiliation.

Employee Benefits - The Company is self-insured for employee-related health and disability benefits and workers compensation claims. A third-party administrator is used to process all claims.  Liabilities for unpaid claims are based on the Company’s historical claims experience rate and are developed from actuarial valuations.  However, actual amounts could vary significantly from such estimates, which would require the Company to record adjustments to expense in that period.

Management relies on actuarial valuations to determine pension costs.  Inherent in these valuations are assumptions of discount rates and expected return on plan assets.  Management considers current market conditions, including changes in interest rates, in selecting these assumptions.  Changes in market conditions and changes in assumptions regarding plan participants may cause volatility in year-over-year pension expense.

Income Taxes - The Company’s accounting for income taxes is sensitive to interpretation of various laws and regulations.  The Internal Revenue Service is currently examining the Company’s 1996 to 2001 consolidated federal income tax returns.  Management reviews its provision for open tax years on an ongoing basis.

The company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company’s deferred tax assets subject to a valuation allowance primarily relate to state net operating loss carryforwards and capital loss carryforwards.  The Company considers ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event the Company determined the deferred tax asset it would realize was greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.

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

Management uses earnings before interest, income taxes, depreciation and amortization (“EBITDA”), along with operating income and other GAAP measures to evaluate the performance of the Company’s operating segments.  Management uses EBITDA to evaluate the performance of the Company’s operating segments because:

•	EBITDA, combined with information on historical and planned capital spending, is a useful and reliable measure of year-over-year operating performance.
•	Banks and other lenders use EBITDA and other cash flow measures to evaluate the Company’s ability to meet its debt service requirements and its other obligations.
•	Financial analysts and investors use EBITDA, combined with capital spending requirements, to estimate the value of communications media companies.

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

The RMN’s 50% share of the operating profit (loss) of the Denver JOA is reported as “Share of Joint Operating Agency Profits” revenue in the financial statements.  Editorial costs associated with the RMN are included in operating expenses.  The financial statements do not include advertising and other revenue of the JOA, nor the costs to produce, distribute and market the newspapers, nor related depreciation.  The RMN is reported separately in Management’s Discussion and Analysis.

In August 2002 the Company reached an agreement to acquire a 70% controlling interest in the Shop At Home television-retailing network.  The acquisition was completed on October 31, 2002.

Consolidated results of operations were as follows:

	Quarterly Period			Year-to-Date

(in thousands, except per share data)	2002	Change	2001	2002	Change	2001

Operating revenues:
Newspapers excluding RMN	$174,102	(0.1)%	$174,315	$534,426	0.0%	$534,189
Rocky Mountain News	6,137		3,660	19,618		15,236

Total newspapers	180,239	1.3%	177,975	554,044	0.8%	549,425
Scripps Networks	97,069	26.0%	77,056	296,737	17.3%	252,911
Broadcast television	72,745	19.0%	61,121	213,987	6.3%	201,241
Licensing and other media	21,452	7.8%	19,900	66,452	(0.8)%	67,012

Revenues from core operations	$371,505	10.5%	$336,052	$1,131,220	5.7%	$1,070,589

Operating income:
Newspapers excluding RMN	$53,410	0.7%	$53,056	$171,954	3.8%	$165,630
Rocky Mountain News	789		(1,384)	3,522		(13,163)

Total newspapers	54,199	4.9%	51,672	175,476	15.1%	152,467
Scripps Networks	26,862	77.6%	15,121	73,830	42.5%	51,812
Broadcast television	15,651		7,636	46,948	20.5%	38,959
Licensing and other media	4,294	88.3%	2,281	12,654	20.1%	10,538
Corporate	(6,587)		(4,826)	(22,136)		(14,170)

Operating income from core operations	94,419	31.3%	71,884	286,772	19.7%	239,606
Interest expense	(7,843)		(8,417)	(21,064)		(31,737)
Miscellaneous, net	675		240	57		1,073
Income taxes	(34,146)		(25,160)	(104,007)		(82,212)
Minority interest	(901)		(1,005)	(2,687)		(2,826)

Income from core operations	52,204	39.1%	37,542	159,071	28.4%	123,904
Unusual credits (charges):
Employee work force reduction			(1,540)			(12,727)
Amortization of goodwill and intangible assets with indefinite lives			(9,589)			(28,544)
Investment results, net of expenses	(10,052)		(10,917)	(83,991)		50,825
Tax effect of unusual credits (charges)	3,524		7,137	29,432		(5,037)
Prior year tax liability adjustments				8,000

Net income	$45,676		$22,633	$112,512	(12.4)%	$128,421

Per share of common stock:
Income from core operations	$.65	38.3%	$.47	$1.97	27.1%	$1.55
Unusual credits (charges):
Employee work force reduction			(.01)			(.10)
Amortization of goodwill and intangible assets with indefinite lives			(.09)			(.26)
Net investment results	(.08)		(.09)	(.68)		.42
Prior year tax liability adjustments				.10

Net income	$.57		$.28	$1.40	(13.0)%	$1.61

Weighted-average shares outstanding	80,668		80,167	80,554		80,011

See Note 1 - Goodwill and Other Intangible Assets on page F-8 and Note 3 on page F-9 regarding items excluded from core operations.

The sum of per share from core operations and unusual credits (charges) may not equal the reported net income per share amount because each is computed independently.

All per share disclosures are on a diluted basis.

Other financial and statistical data, excluding unusual items, are as follows:

	Quarterly Period			Year-to-Date

(in thousands)	2002	Change	2001	2002	Change	2001

Total advertising revenues, excluding RMN	$273,160	10.3%	$247,617	$833,342	4.9%	$794,062

Advertising revenues as a percentage of total revenues	74.8%		74.5%	75.0%		75.2%

EBITDA:
Newspapers excluding RMN	$59,783	0.5%	$59,470	$191,138	3.6%	$184,424
Rocky Mountain News	923		(1,270)	3,901		(11,942)

Total newspapers	60,706	4.3%	58,200	195,039	13.1%	172,482
Scripps Networks	29,872	69.3%	17,647	82,722	37.7%	60,061
Broadcast television	20,621	65.3%	12,478	61,398	14.1%	53,820
Licensing and other media	4,493	78.8%	2,513	13,237	18.7%	11,154
Corporate	(6,247)		(4,561)	(21,287)		(13,465)

EBITDA from core operations	$109,445	26.9%	$86,277	$331,109	16.6%	$284,052

Effective income tax rate for core operations	39.1%		39.5%	39.1%		39.3%

Net cash provided by operating activities	$75,398		$92,102	$176,166		$215,509
Capital expenditures	(16,537)		(16,959)	(53,300)		(46,054)
Business acquisitions and investments	(8,186)		(9,269)	(19,581)		(95,712)
Increase (decrease) in long-term debt	(23,499)		(40,877)	(78,463)		(44,190)
Dividends paid, including to minority interests	(12,378)		(12,298)	(37,043)		(36,817)
Purchase and retirement of common stock			(18,683)			(20,671)

Certain restricted stock awards issued in 2001 are earned based upon the market price of the Company’s Class A Common Shares.  The Company records expense related to these awards when the shares are earned.  Corporate expense increased year-over-year in the first quarter when 20,000 shares were earned.  An additional 20,000 shares were earned in April 2002.  The remaining 20,000 shares under the award can be earned in 2003 if certain targets are met in 2003.  Corporate expenses in 2002 also include the accrual of performance bonuses, which were not earned in 2001.

Lower borrowing rates under short-term credit facilities led to lower period-over-period interest expense.  Average daily borrowings under short-term credit facilities in the third quarter were $233 million in 2002 and $457 million in 2001.  The weighted-average interest rate on such borrowings in the third quarter was 1.8% in 2002 and 3.6% in 2001.  For the year-to-date period the weighted-average interest rate was 1.8% in 2002 and 4.8% in 2001. The Company is currently rolling over short-term debt at an effective 90-day yield of 1.6%.

In July 2002 the Company issued $200 million of 5.75% notes due in 2012.  The proceeds from the note issuance were used to reduce the Company’s commercial paper borrowings.  The average balance of all interest bearing obligations year-to-date was $704 million in 2002 and $747 million in 2001.  In October 2002 the Company repaid its $100 million, 6.375% notes.

The Company adopted Financial Accounting Standard (“FAS”) No. 142 - Goodwill and Other Intangible Assets effective January 1, 2002.  See Note 1 to the Consolidated Financial Statements.  Amortization of goodwill and other intangible assets with indefinite lives, primarily FCC licenses and broadcast television station network affiliation agreements, was $9.6 million, $7.1 million after-tax, $.09 per share in the third quarter and $28.5 million, $21.0 million after tax, $.26 per share.

Third quarter 2001 operating results were affected by a downturn in business immediately following the September 11 terrorist attacks, which exacerbated an already weak market.  The Company’s nine network-affiliated television stations broadcast 36 hours of continuous, commercial free network and local news coverage following the attacks, and for the next several days there was little demand for television advertising.

Operating results for each of the Company’s reportable segments, excluding divested operating units and unusual items, are presented on the following pages.

NEWSPAPERS - RMN operating results are presented separately as a single line item to enhance comparability of year-over-year Newspaper operating results.  Excluding unusual items, operating results were as follows:

	Quarterly Period			Year-to-Date

(in thousands)	2002	Change	2001	2002	Change	2001

Operating revenues:
Local	$41,115	(3.0)%	$42,376	$131,033	(1.2)%	$132,688
Classified	53,420	(0.7)%	53,783	163,220	(2.5)%	167,335
National	8,359	2.3%	8,170	24,424	(0.6)%	24,572
Preprint and other	23,950	9.0%	21,964	71,452	9.5%	65,271

Newspaper advertising	126,844	0.4%	126,293	390,129	0.1%	389,866
Circulation	33,566	(3.7)%	34,850	103,385	(0.9)%	104,310
Share of joint operating agency profits	11,141	4.9%	10,620	32,334	2.5%	31,547
Other	2,551	(0.0)%	2,552	8,578	1.3%	8,466

Total operating revenues	174,102	(0.1)%	174,315	534,426	0.0%	534,189

Expenses, excluding depreciation and amortization:
Editorial and newspaper content	21,746	(0.7)%	21,910	65,748	0.1%	65,682
Newsprint and ink	15,345	(21.0)%	19,424	48,505	(23.5)%	63,396
Other press and production	17,103	2.4%	16,708	52,490	2.7%	51,097
Circulation and distribution	15,978	(1.7)%	16,257	48,751	1.5%	48,041
Other advertising, internet and printing	7,895	8.9%	7,251	23,360	6.9%	21,849
Advertising sales and marketing	16,229	7.4%	15,104	49,882	5.3%	47,376
General and administrative	19,945	12.6%	17,719	54,213	7.5%	50,421

Total	114,241	(0.1)%	114,373	342,949	(1.4)%	347,862

EBITDA before equity-method investments	59,861	(0.1)%	59,942	191,477	2.8%	186,327
Share of pre-tax earnings (losses) of equity-method investments	(78)		(472)	(339)		(1,903)

EBITDA	59,783	0.5%	59,470	191,138	3.6%	184,424
Depreciation and amortization	6,373	(0.6)%	6,414	19,184	2.1%	18,794

Operating income before RMN	53,410	0.7%	53,056	171,954	3.8%	165,630
Rocky Mountain News	789		(1,384)	3,522		(13,163)

Operating income	$54,199	4.9%	$51,672	$175,476	15.1%	$152,467

Percent of operating revenues:
EBITDA	34.3%		34.1%	35.8%		34.5%
Operating income, excluding RMN	30.7%		30.4%	32.2%		31.0%

Supplemental Statement of Cash Flows Information:
Dividends received greater (less) than share of profits of JOAs and equity-method investments	$3,325		$(3,473)	$9,484		$19,370
Capital expenditures	7,044		8,334	27,304		24,097
Business acquisitions and other additions to long-lived assets	390		80	454		63,796

The demand for advertising stabilized in many of the Company’s markets in the third quarter of 2002, although help wanted advertising volume remains below that of prior periods.   Newspaper advertising revenues are expected to increase modestly year-over-year in the fourth quarter.

Newsprint and ink decreased in the quarter primarily due to a 24% decrease in year-over-year newsprint prices.

Third quarter and year-to-date results at the Denver newspaper were substantially improved over 2001 due to advertising and circulation rate increases and cost cutting measures implemented by the JOA, including the publication of combined weekend editions and a single classified advertising section distributed daily in both newspapers.

SCRIPPS NETWORKS – Operating results, excluding unusual items, were as follows:

	Quarterly Period			Year-to-Date

(in thousands)	2002	Change	2001	2002	Change	2001

Operating revenues:
Advertising	$74,803	22.2%	$61,234	$233,345	13.4%	$205,753
Network affiliate fees, net	20,902	44.1%	14,509	59,410	37.3%	43,257
Other	1,364	3.9%	1,313	3,982	2.1%	3,901

Total operating revenues	97,069	26.0%	77,056	296,737	17.3%	252,911

Operating expenses, excluding depreciation and amortization:
Programming and production	30,389	18.0%	25,747	90,615	21.1%	74,833
Operations and distribution	7,090	(10.0)%	7,878	24,276	(9.4)%	26,795
Sales and marketing	17,416	10.9%	15,701	54,157	(2.1)%	55,307
General and administrative	14,365	19.4%	12,027	48,955	22.7%	39,891

Total	69,260	12.9%	61,353	218,003	10.8%	196,826

EBITDA before equity-method investments	27,809	77.1%	15,703	78,734	40.4%	56,085
Share of pre-tax earnings of equity-method investments	2,063		1,944	3,988		3,976

EBITDA	29,872	69.3%	17,647	82,722	37.7%	60,061
Depreciation and amortization	3,010	19.2%	2,526	8,892	7.8%	8,249

Operating income	$26,862	77.6%	$15,121	$73,830	42.5%	$51,812

Percent of operating revenues:
EBITDA	30.8%		22.9%	27.9%		23.7%
Operating income	27.7%		19.6%	24.9%		20.5%

Supplemental Statement of Cash Flows Information:
Billed network affiliate fees	$23,880		$19,290	$69,096		$59,835
Network launch incentive payments	19,176		5,816	89,017		13,668
Payments for programming less (greater) than program cost amortization	378		(7,315)	(13,447)		(25,703)
Dividends received greater (less) than share of earnings of equity-method investments	(383)		(745)	(1,588)		164
Capital expenditures	3,917		5,523	9,835		10,812
Business acquisitions and investments				5,240		14,429

Supplemental balance sheet information:
Program assets				$232,227		$198,120
Network distribution incentives				178,725		79,326
Launch incentive payments due to cable and satellite television systems for launches through the end of the period				44,684		72,809

According to the Nielsen Homevideo Index, HGTV was distributed to 79.8 million homes in September 2002, up 5.5 million from September 2001 and 1.2 million in the quarter.  Food Network was distributed to 76.6 million homes in September 2002, up 8.9 million from September 2001 and 1.3 million in the quarter.  Prime-time viewership was up 29% for Food and 35% for HGTV compared to the prior year.

Wider distribution of the networks and the increase in viewership led to increased demand for advertising and higher advertising rates at the Company’s networks.  Advertising revenues in the prior year were reduced due to lost sales in the days immediately following the September 11 terrorist attacks.  The networks were off the air for 24 hours and experienced weakened demand and canceled advertising.  Advertising revenues are expected to increase between 40% and 45% year-over-year in the fourth quarter.

Network affiliate fee revenue increased 36% for HGTV and 20% for Food Network in the year-to-date period.  The Company changed its estimate of the lives of certain network distribution contracts in the second quarter of 2002, increasing network affiliate fee revenue by $1.7 million in the quarter and $3.4 million in the year-to-date period.  Network affiliate fee revenues are expected to increase approximately 35% year-over-year in the fourth quarter.

Programming and production expenses have increased as the Company improves the quality and variety of programming and expands the hours of original programming presented on its networks.  Programming expense increased 17% for HGTV and 23% for Food Network in the year-to-date period.

The Company launched DIY in the fourth quarter of 1999 and launched Fine Living, its fourth network, in March 2002.  DIY was distributed to 12 million homes in September 2002.  Fine Living signed a long-term distribution agreement with DIRECTV in September, increasing distribution of the network to 13 million homes on October 1, 2002.

Start-up losses associated with DIY and Fine Living reduced EBITDA in the third quarter by $7.3 million in 2002 compared to $5.7 million in the third quarter of 2001.  For the year-to-date period, start-up losses reduced EBITDA by $29 million in 2002 and $16 million in 2001.  Full year start-up losses are currently projected to reduce EBITDA by approximately $38 million in 2002.

Excluding the start-up expenses of the new networks, EBITDA at Scripps Networks increased 59% in the quarter and 46% year-to-date.

The year-over-year increase in network launch incentive payments is due to expanded distribution of the Company’s networks.

BROADCAST TELEVISION – Operating results, excluding unusual items, were as follows:

	Quarterly Period			Year-to-Date

(in thousands)	2002	Change	2001	2002	Change	2001

Operating revenues:
Local	$41,138	16.2%	$35,389	$126,238	7.0%	$117,927
National	22,789	7.7%	21,151	70,491	0.4%	70,220
Political	5,470		735	6,453		1,039
Network compensation	1,870	(20.4)%	2,348	5,779	(25.0)%	7,702
Other	1,478	(1.3)%	1,498	5,026	15.5%	4,353

Total operating revenues	72,745	19.0%	61,121	213,987	6.3%	201,241

Operating expenses, excluding depreciation and amortization:
Programming and station operations	35,142	0.4%	35,002	104,798	1.0%	103,733
Sales and marketing	8,998	16.3%	7,740	27,205	5.6%	25,767
General and administrative	7,984	35.3%	5,901	20,586	14.9%	17,921

Total	52,124	7.2%	48,643	152,589	3.5%	147,421

EBITDA	20,621	65.3%	12,478	61,398	14.1%	53,820
Depreciation and amortization	4,970	2.6%	4,842	14,450	(2.8)%	14,861

Operating income	$15,651		$7,636	$46,948	$20.5%	$38,959

Percent of operating revenues:
EBITDA	28.3%		20.4%	28.7%		26.7%
Operating income	21.5%		12.5%	21.9%		19.4%

Supplemental Statement of Cash Flows Information:
Payments for programming less (greater) than program cost amortization	$4		$823	$190		$2,187
Capital expenditures	4,912		2,951	12,920		10,295
Business acquisitions and other additions to long-lived assets				20		27

Improved demand for advertising led to the increase in advertising revenues.  Local and national advertising revenue increased 13% year-over-year in the third quarter.  Broadcast television advertising revenues in the prior year quarter were reduced by approximately $4 million due to sales lost in the days immediately following the September 11 terrorist attacks.  The Company’s nine network-affiliated television stations broadcast 36 hours of continuous, commercial free network and local news coverage following the attacks, and for the next several days there was little demand for television advertising.

Including political revenue, broadcast television advertising revenues are expected to increase between 10% and 15% year-over-year in the fourth quarter.  Political revenues are expected to be approximately $12 million in the fourth quarter compared to $1.4 million in the 2001 period.

In 2001 the Company renegotiated and extended its affiliation agreements with NBC, which were originally scheduled to expire in 2004.  Network compensation is sharply reduced under the new agreements, which expire in 2009.  The Company’s ABC affiliation agreements expire on various dates during the period 2004 through 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is cash flow from operating activities.  Advertising provides 70% to 80% of the Company’s total revenues, so the Company’s cash flow from operating activities is adversely affected during recessionary periods.  The Company’s cash flow from operating activities in the first nine months of the year was $176 million in 2002 and $216 million in 2001.  Increased launch incentive payments to expand distribution of Scripps Networks was the primary cause of the decrease.  The Company expects to continue to increase the distribution of Scripps Networks.

Cash flow from operating activities exceeded capital expenditures and cash dividends by $86 million in the first nine months and is expected to substantially exceed the total of its capital expenditure requirements and cash dividends in 2002, as it has each year since 1992.

The excess cash flow from existing businesses and the Company’s substantial borrowing capacity have been used primarily to fund acquisitions, investments, and to develop new businesses.  There are essentially no legal or other restrictions on the transfer of funds among the Company’s business segments.

In July the Company issued $200 million of 5.75% notes due in 2012.  The proceeds from the notes were used to reduce the Company’s commercial paper borrowings.  In October 2002 the Company repaid its $100 million, 6.375% notes and filed a shelf registration for up to $500 million in debt securities with the Securities and Exchange Commission.  The Company would use the proceeds for the sale of debt securities for general corporate purposes including capital spending, debt reduction and acquisitions.

Net debt (borrowings less cash equivalents and other short-term investments) decreased $76 million in the first nine months of 2002, to $645 million at September 30, 2002.  Net debt includes commercial paper borrowings totaling $232 million, with average maturities of 90 days or less.  Commercial paper borrowings are supported by bank credit facilities permitting maximum borrowings of $600 million.  The Company’s access to commercial paper markets can be affected by macroeconomic factors outside of its control.  In addition to macroeconomic factors, the Company’s access to commercial paper markets and its borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

Net debt is expected to increase in the fourth quarter as the Company closes the acquisition of Shop At Home and continues to expand distribution of Scripps Networks.

Repurchase of a total of six million Class A Common shares was authorized by the Board of Directors in 1998.  The Company repurchased a total of 4.3 million Class A Common Shares between June 1997 and October 2001, at prices ranging from $39 to $60 per share.  The balance remaining on this authorization is 1.7 million shares.

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

The Company held no foreign currency or newsprint derivative financial instruments at September 30, 2002 or at December 31, 2001.

The following table presents additional information about the Company’s market-risk-sensitive financial instruments:

	As of September 30, 2002			As of December 31, 2001

(in thousands, except share data)	Cost Basis	Fair Value		Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$232,391	$232,391		$513,855	$513,855
$200 million, 5.75% notes, due in 2012	198,777	216,314
$100 million, 6.375% notes, due in 2002	99,998	100,180		99,983	102,685
$100 million, 6.625% notes, due in 2007	99,926	114,327		99,916	104,376
Other notes	14,346	13,688		10,090	9,084

Total long-term debt including current portion	$645,438	$676,900		$723,844	$730,000

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 common shares)	$29,667	$23,597		$64,740	$64,740
Centra Software (700,500 common shares)	1,427	869		1,427	5,604
Other available-for-sale securities	914	3,354		597	4,213

Total investments in publicly-traded companies	32,008	27,820		66,764	74,557
Other equity investments	21,722	(a	)	51,714	(a	)

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

The Company manages interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.  The Company may use interest rate swaps, forwards or other derivative financial instruments to manage its interest rate risk.  The Company did not hold such instruments at September 30, 2002.  The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 1.8% at September 30, 2002, and 2.0% at December 31, 2001.  In October 2002, the Company repaid its $100 million, 6.375% notes.

CONTROLS AND PROCEDURES

The Company’s management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report.  The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect certain estimates and adjustments by management.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which affect the reported amounts and the related disclosures.  Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates.  In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances, including its historical experience, actuarial studies and other assumptions.  Management re-evaluates its estimates and assumptions on an ongoing basis.  While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

The Company’s management maintains a system of internal accounting controls and disclosure controls and procedures which management believes provide reasonable assurance that transactions are properly recorded and the Company’s assets are protected from loss or unauthorized use.

The integrity of the accounting and disclosure systems are based on written policies and procedures, the careful selection and training of qualified financial personnel, a program of internal audits and direct management review.  The Company’s disclosure control systems and procedures are designed to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting polices, and to ensure compliance with the Company’s accounting policies and procedures.  The Audit Committee is composed solely of independent directors and meets periodically with the independent auditors, management and the internal auditors to discuss accounting, financial reporting, auditing and internal auditing matters.  Both the internal and independent auditors have direct and private access to the Audit Committee.

In September and October 2002 an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.  No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item	Page

12	Ratio of Earnings to Fixed Charges	E-2
99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3
99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4

E-1