Form 10-K
period 2002-12-31
SCRIPPS E W CO /DE
filed 2003-03-25
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-16914

THE E. W. SCRIPPS COMPANY

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1223339 (IRS Employer Identification Number)

312 Walnut Street Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

Registrant’s telephone number, including area code: (513) 977-3000

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:	New York Stock Exchange
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of Class A Common Shares of the Registrant held by nonaffiliates of the Registrant, based on the $80.10 per share closing price for such stock on February 28, 2003, was approximately $2,616,000,000. As of February 28, 2003, nonaffiliates held approximately 713,000 Common Voting Shares. There is no active market for such stock.

As of February 28, 2003, there were 61,761,513 of the Registrant’s Class A Common Shares, $.01 par value per share, outstanding and 18,369,163 of the Registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2003 annual meeting of shareholders.

INDEX TO THE E. W. SCRIPPS COMPANY

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

As used in this Annual Report on Form 10-K, the terms “Scripps,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

ADDITIONAL INFORMATION

You can inspect and copy, at prescribed rates, our annual, quarterly and current reports, proxy statements and other information filed with the Securities and Exchange Commission (“SEC”) at the public reference facilities of the SEC at Room 1024, 450 Fifth Street N.W., Washington D.C. 20549. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxy statements and other information. You can also inspect and copy the reports we file at the offices of the New York Stock Exchange, on which our Class A Common Shares are listed, at 20 Broad Street, New York, New York, 10005.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet site (www.scripps.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Our Annual Report on Form 10-K contains certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1.          BUSINESS

We are a diversified media company operating in four reportable business segments: newspaper publishing, cable and satellite television programming services (“Scripps Networks”), broadcast television and television retailing (“Shop At Home”). Licensing and other media aggregates our operating segments that are too small to warrant separate reporting, primarily syndication and licensing of news features and comics.

Newspapers include 21 daily newspapers in the U.S.

Scripps Networks includes four national television networks that are distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, Fine Living and DIY - Do It Yourself Network (“DIY”). Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We have announced plans to develop a subscription-based video-on-demand service featuring the programming of our four national television networks and to develop a programming service focusing on Hispanic lifestyle and interests.

Broadcast television includes ten television stations, nine of which are affiliated with national broadcast television networks.

Newspapers, Scripps Networks, and broadcast television rely upon advertising as a primary source of revenue. Advertising comprises 70% to 75% of our total revenues.

We acquired a 70% controlling interest in Shop At Home on October 31, 2002. Shop At Home markets a range of consumer goods to television viewers and through its Internet site. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are derived from the sale of merchandise.

A summary of segment information for the three years ended December 31, 2002, is set forth on page F-46 of this Form 10-K.

Newspapers

Operations - We publish 21 daily newspapers. From our Washington bureau we operate the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad.

A joint operating agency (“JOA”) between our Denver Rocky Mountain News (“RMN”) and MediaNews Group, Inc.’s (“MediaNews”) Denver Post (the ”Denver JOA”) was approved by the U.S. Attorney General in January 2001. The Denver Publishing Company, our wholly-owned subsidiary, received a 50% interest in the Denver JOA in exchange for the contribution of most of its assets to the Denver JOA and the payment of $60 million to MediaNews.

In addition to forming the Denver JOA, we acquired or divested the following newspaper operations in the five years ended December 31, 2002:

2000 -

Acquired the Ft. Pierce, Florida, daily newspaper in exchange for our Destin, Florida, newspaper and cash. Acquired the Henderson, Kentucky, daily newspaper and the Marco Island, Florida, weekly newspaper.

1998 -

Divested the Dallas Community newspapers, including the Plano daily newspaper. The Dallas Community newspapers were acquired in 1997 along with the daily newspapers in Abilene, Corpus Christi, San Angelo and Wichita Falls, Texas, and a daily newspaper in Anderson, South Carolina.

Excluding divested operating units and RMN revenues prior to the formation of the Denver JOA, our newspapers produced approximately 44% of our total operating revenues in 2002, down from 53% in 1998.

Our newspapers operate Internet sites focusing on local news content. The Internet sites include expanded coverage of stories in the newspapers and content that is not in the newspapers.

Many of our newspapers have introduced additional advertising services such as total-market-coverage products and direct-mail advertising. We expect continued growth in advertising revenues from such products. Certain of our daily newspapers also provide commercial printing services.

Revenues - Operating revenues for our newspapers and our share of profits of JOAs for the five years ended December 31, 2002, are presented below. Our financial statements do not include the advertising and other revenue of the Denver JOA. To enhance comparability of year-over-year results, RMN revenue prior to the formation of the Denver JOA is reported separately.

( in thousands )	2002	2001	2000	1999	1998

Advertising:
Local ROP	$181,330	$184,019	$193,537	$191,359	$188,442
Classified ROP	213,955	215,430	227,096	209,728	193,165
National ROP	34,266	33,645	31,216	28,146	20,663
Preprint and other	102,454	92,509	91,174	80,182	71,566

Total advertising	532,005	525,603	543,023	509,415	473,836
Circulation	138,138	139,358	133,948	135,029	138,615
Other	12,306	11,764	10,176	9,735	10,402

Total	682,449	676,725	687,147	654,179	622,853
Rocky Mountain News - pre Denver JOA		11,650	220,998	209,713	200,442

Total segment operating revenues	682,449	688,375	908,145	863,892	823,295
Divested newspapers			886	3,806	17,498

Total operating revenues	$682,449	$688,375	$909,031	$867,698	$840,793

Share of JOA operating profits	$73,636	$45,175	$47,412	$50,511	$48,278

Run-of-paper (“ROP”) advertisements are included with news stories in the body of the newspaper. ROP is further broken down among “local,” “classified” and “national” advertising. Local refers to advertising that is not in the classified advertising section and is purchased by in-market advertisers. Classified refers to advertising that generally is grouped by type of advertising, e.g., automotive and help wanted. National refers to advertising purchased by businesses that operate beyond the local market and purchase advertising from many newspapers, primarily through advertising agencies.

Preprinted advertisements are generally produced by advertisers and inserted into the newspaper.

Preprint and other advertising revenues also include advertising appearing on our newspaper Internet sites, total-market-coverage advertising and direct-mail advertising. Internet advertising ranges from simple static banners that appear at the top and bottom of a page to more complex advertisements that use animation and allow users to interact with the advertisements. Internet advertising revenues were $8.3 million in 2002, $6.5 million in 2001, $7.2 million in 2000, $4.7 million in 1999 and $1.7 million in 1998. Revenue from direct-mail, total-market-coverage and other advertising products was $19.5 million in 2002, $16.4 million in 2001, $16.4 million in 2000, $8.6 million in 1999 and $6.7 million in 1998.

A given volume of ROP advertisements is generally more profitable to us than the same volume of preprinted advertisements.

Contracts with advertisers, which are typically for one-year terms, may provide for discounted rates based upon advertising volume.

Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

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

Circulation information for our daily newspapers is as follows:

( in thousands ) (1)	Morning (M)
Newspaper	Evening (E)	2002	2001	2000	1999	1998

Abilene (TX) Reporter-News	M	34	35	36	38	40
Albuquerque (NM) Tribune (2)	E	16	17	19	21	23
Anderson (SC) Independent-Mail	M	39	39	39	40	40
Birmingham (AL) Post-Herald (2)	E	10	12	15	18	21
Boulder (CO) Daily Camera	M	33	34	34	33	34
Bremerton (WA) Sun	M	31	33	34	35	37
Cincinnati (OH) Post (2)	E	49	53	60	65	71
Corpus Christi (TX) Caller-Times	M	63	63	63	65	66
Denver (CO) Rocky Mountain News (2)	M	305	323	427	396	332
Evansville (IN) Courier & Press	M	69	70	71	72	61
Henderson (KY) Gleaner	M	11	10	11	11	11
Knoxville (TN) News-Sentinel	M	118	121	123	122	122
Memphis (TN) Commercial Appeal	M	172	170	175	173	174
Naples (FL) Daily News	M	56	55	53	52	50
Redding (CA) Record-Searchlight	M	35	34	34	34	35
San Angelo (TX) Standard-Times	M	28	28	29	30	31
Treasure Coast (FL) News/Press-Tribune (3)	M	98	98	97	96	95
Ventura County (CA) Star	M	94	92	97	93	92
Wichita Falls (TX) Times Record News	M	32	34	36	37	37

Total Daily Circulation		1,292	1,320	1,451	1,431	1,373

   (1)  Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press-Tribune which are from the Statements for the twelve-month periods ended September 30.

   (2)  This newspaper is a party to a JOA. See “Joint Operating Agencies.” The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation in 2002 and 2001 represents the Monday through Friday circulation of the Rocky Mountain News. Reported circulation prior to 2001 represents the Monday through Saturday circulation of the Rocky Mountain News.

   (3)  Represents the combined daily circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Circulation information for the Sunday edition of our newspapers is as follows:

( in thousands ) (1)
Newspaper	2002	2001	2000	1999	1998

Abilene (TX) Reporter-News	44	44	45	47	50
Anderson (SC) Independent-Mail	44	45	45	45	46
Boulder (CO) Daily Camera	41	41	41	40	42
Bremerton (WA) Sun	36	37	37	39	40
Corpus Christi (TX) Caller-Times	80	81	81	85	87
Denver (CO) Rocky Mountain News (2)	789	801	530	505	433
Evansville (IN) Courier & Press	97	98	101	105	106
Henderson (KY) Gleaner	12	12	13	13	13
Knoxville (TN) News-Sentinel	154	156	158	159	163
Memphis (TN) Commercial Appeal	234	232	237	238	243
Naples (FL) Daily News	68	67	66	65	64
Redding (CA) Record-Searchlight	40	39	39	38	38
San Angelo (TX) Standard-Times	33	34	35	36	37
Treasure Coast (FL) News/Press-Tribune (3)	111	110	110	110	110
Ventura County (CA) Star	107	105	110	108	105
Wichita Falls (TX) Times Record News	37	39	41	42	43

Total Sunday Circulation	1,926	1,943	1,687	1,675	1,619

   (1)  Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News, and the Treasure Coast News/Press-Tribune which are from the Statements for the twelve-month periods ended September 30.

   (2)  The Denver JOA publishes a joint newspaper on Saturday and Sunday. Reported circulation in 2002 and 2001 represents the Sunday circulation of the joint newspaper. Reported circulation prior to 2001 represents the Sunday circulation of the Rocky Mountain News. See “Joint Operating Agencies.”

   (3)  Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Joint Operating Agencies - A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 (“NPA”) provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers.

We are a partner in JOAs in four markets. The Denver JOA is jointly managed by each of the partners. We do not share management responsibilities for each of our three other JOAs.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA operating profits. In each case JOA expenses exclude editorial costs and expenses. JOA operating profits are split between the partners according to the terms of the JOA agreement. We receive a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets. We have a residual interest in the net assets of the Albuquerque and Denver JOAs, but do not have a residual interest in the net assets of the Birmingham and Cincinnati JOAs.

Our share of JOA operating profits is reported as “Equity in earnings of JOAs and other joint ventures” in our consolidated financial statements. The related editorial costs and expenses are included in “Costs and expenses.”

The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration

The Albuquerque Tribune	Journal Publishing Company	1933	2022
Birmingham Post-Herald	Newhouse Newspapers	1950	2015
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

Newspaper Production - Our daily newspapers are printed using offset presses and use computer systems for writing, editing, composing and producing our newspapers. We completed construction of a new production facility for our Knoxville, Tennessee, daily newspaper in 2002 and began constructing a new production facility for our Treasure Coast newspapers in 2002.

Raw Materials and Labor Costs - We consumed approximately 141,000 metric tons of newsprint in 2002 and 140,000 metric tons in 2001. Over the past several years our newspapers have converted to a 50-inch web format. Implementation of a 50-inch web format reduced newsprint consumption by approximately 5% compared to consumption under previous web formats.

We purchase newsprint from various suppliers, many of which are Canadian. We believe our sources of supply of newsprint are adequate for our anticipated needs. Newsprint is a basic commodity and its price is sensitive to the worldwide balance of supply and demand. Because of the capital commitment to construct and operate a newsprint mill, the supply of newsprint is relatively stable except for temporary disruptions caused by labor stoppages. However, the demand for newsprint can change quickly, resulting in wide swings in its price. Newsprint prices fluctuated between $420 and $590 per metric ton from 1998 through 2002. The average newsprint price was in the lower portion of that range during the fourth quarter of 2002. Certain of our newsprint suppliers announced $50 per metric ton price increases effective March 1, 2003.

During 2002 we established Media Procurement Services (“MPS”), a wholly-owned subsidiary company. MPS provides newsprint procurement services for our newspapers and other non-affiliated newspapers. MPS provides us the ability to negotiate favorable pricing with newsprint suppliers due to increased purchasing power and by providing suppliers with improved production scheduling and more efficient newsprint delivery. We expect this to continue as the volume increases from additional clients. We receive a fee for the procurement services we provide non-affiliated newspapers.

Labor costs accounted for approximately 56% of our newspaper segment costs and expenses in 2002. Excluding RMN pre Denver JOA costs and expenses, labor costs accounted for approximately 53% of our newspaper segment costs and expenses in 2001 and 51% in 2000. A substantial number of our newspaper employees are represented by labor unions. See “Employees.”

Competition - Our newspapers compete for advertising revenues primarily with other local media, including other local newspapers, broadcast television and radio stations, cable television systems, telephone directories, other Internet sites and direct mail. Competition from electronic communications services, such as the Internet, is increasing, particularly in help-wanted, real estate and automotive classified advertising. Our newspapers offer advertisers the opportunity to distribute their message through the Internet and we continue to develop Internet initiatives designed to maintain our competitive position. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness.

Our newspapers and Internet sites compete with all other information and entertainment media for consumers’ discretionary time.

Scripps Networks

Operations - Scripps Networks includes our four national television networks, and our 12% equity interest in FOX Sports Net South, a regional sports network.

Excluding divested operating units and RMN revenues prior to the formation of the Denver JOA from total operating revenues, Scripps Networks produced approximately 27% of our total operating revenues in 2002, up from 11% in 1998.

HGTV features programming focusing on home repair and remodeling, gardening, decorating and other activities associated with the home. HGTV began telecasting in December 1994. Food Network features programming focusing on food and entertaining. Food Network began telecasting in December 1993 and we acquired a controlling interest in 1997. Fine Living, which began telecasting in March 2002, targets an upper demographic audience and advertisers in the luxury consumer goods and services markets. DIY features step-by-step instructions, in-depth demonstrations and tips on various topics associated with home improvement, gardening and crafts. DIY began telecasting in the fourth quarter of 1999.

Each of our networks operates an Internet site featuring content from its programs and additional information and products of interest to its viewers. The Internet sites also permit users to post comments in response to programs and features, and provide applications to enable users to communicate with each other and receive updates in subject areas of their choosing.

We own an approximate 70% residual interest in Food Network and an approximate 90% residual interest in Fine Living. Certain minority owners in Fine Living have the right to require us to repurchase their ownership interest beginning in 2006 at the then fair market value. We have a corresponding right to purchase the minority interest.

Approximately 87 million homes in the United States are reached by cable and satellite television systems, according to the Nielsen Homevideo Index (“Nielsen”). Certain homes may receive cable and satellite television networks from more than one source, so the number of cable and satellite television households may not represent unique homes. Information concerning the national reach of our networks is as follows:

( in millions )	Homes reached in the month of December (1)

National Television Network	2002	2001	2000	1999	1998

HGTV	80.4	76.4	67.1	59.0	48.4
Food Network	78.2	71.5	54.4	44.2	37.1
Fine Living	12.7
DIY	12.9	9.2	1.9

(1)    The number of homes that receive cable television networks according to Nielsen. Fine Living and DIY are not rated by Nielsen. Homes reached for those networks represent comparable amounts as calculated by us.

As HGTV and Food Network reach full distribution our focus has turned from gaining distribution to increasing viewership. Prime time (Monday through Sunday from 8:00 pm to 11:00 pm) viewership of HGTV and Food Network has increased more than five-fold in the past five years. We believe our commitment to provide quality original programming is a key to the continued increased viewership of our networks.

We expect to increase distribution of Fine Living and DIY to approximately 20 million homes in 2003.

We joined with Time Warner Cable to launch a joint video-on-demand (“VOD”) trial in November 2001 on Time Warner digital cable homes in Cincinnati, Ohio. The initial VOD package included a total of 60 hours of programming from HGTV, Food Network and DIY. In October 2002, we announced plans to expand our VOD agreement to cover 30 Time Warner cable television systems across the United States and to Comcast’s Philadelphia cable television system. The on-demand packages in these new markets are currently offered free-of-charge. We expect to continue our efforts to develop a subscription-based VOD model.

We are also developing plans for a programming service focusing on Hispanic lifestyle and interests.

Revenues - Operating revenues for the five years ended December 31, 2002, were as follows:

( in thousands )	2002	2001	2000	1999	1998

Advertising	$330,806	$272,299	$249,619	$169,959	$96,271
Network affiliate fees, net	78,662	59,175	40,312	34,149	22,366
Other	5,934	5,721	5,750	8,814	14,307

Total operating revenues	$415,402	$337,195	$295,681	$212,922	$132,944

Advertising purchased on our networks primarily seeks to promote nationally recognized consumer products and brands. Advertising time on the networks is sold in both the up-front and scatter markets. The mix between the up-front and scatter markets is based upon a number of factors, including the demand for advertising time, economic conditions and pricing.

Advertising contracts generally have terms of one year or less and may guarantee the advertisements will reach a minimum audience level over the term of the contract. If the minimum audience level is not met, the advertiser will receive additional advertising time. The ability to sell advertising and the rates received are dependent primarily on the size and demographics of the audience, as well as overall demand for advertising time. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

Internet advertising primarily includes banner ads and other advertisements. Advertising opportunities on the Internet sites range from simple static banners that appear at the top and bottom of a page to more complex advertisements that use animation and allow users to interact with the advertisements. The Internet sites also provide advertisers with sponsorship opportunities, promotions, direct response campaigns and links to commercial sites. Internet advertising revenues were $6.4 million in 2002, $3.9 million in 2001, $5.1 million in 2000, $3.4 million in 1999 and $0.7 million in 1998.

The first and third quarters generally have lower advertising revenues than the second and fourth quarters.

Cable and satellite television systems generally pay a per-subscriber fee for the right to distribute our programming. Food Network’s initial distribution contracts generally provide the network to cable television systems without charge through 2003. Network affiliate fee revenues are reported net of incentives granted in exchange for long-term distribution contracts. See “Distribution.”

Programming - The cost of programming is a significant portion of our operating expenses. We both own and license the programming that airs on our networks. We have continually improved the quality and variety of programming and expanded the hours of original programming presented on our networks. The expense recognized for owned and licensed programs totaled $111.9 million in 2002, $92.4 million in 2001, $71.6 million in 2000, $46.2 million in 1999 and $30.7 million in 1998.

We transmit our programming to cable and satellite television systems via satellite. Transponder rights are acquired under the terms of long-term contracts with satellite owners.

Distribution - Our networks are distributed by cable and satellite television systems under the terms of long-term distribution contracts. We may make cash payments to cable and satellite television systems and may provide an initial period in which payment of affiliate fees by the systems is waived in exchange for such long-term distribution contracts. In markets where we have broadcast television stations, distribution of the networks may also be obtained in exchange for granting cable or satellite television systems the right to carry the local television stations’ signals.

The four largest cable and satellite television systems provide service to more than 60% of homes receiving HGTV and Food Network, while the eight largest provide service to more than 90% of such homes. The loss of distribution by any of these cable and satellite television systems would adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have historically successfully renewed expiring distribution agreements for HGTV and Food Network.

Competition - In addition to competing with other networks for distribution on cable and satellite television systems, we compete for advertising revenues with other local and national media, including other cable television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Competition for advertising revenues is based upon audience size and demographics, price and effectiveness. We compete for consumers’ discretionary time with all other information and entertainment media.

Broadcast Television

Operations - Broadcast television includes ten television stations, nine of which are affiliated with national broadcast television networks.

We acquired television station KMCI in Lawrence, Kansas, in 2000. We had operated the station under a Local Marketing Agreement (“LMA”) since 1996. Revenues from KMCI were included in our results of operations while the station was operated under the LMA.

Excluding divested operating units and RMN revenues prior to the formation of the Denver JOA from total operating revenues, our broadcast television stations produced approximately 20% of our total operating revenues in 2002, down from 28% in 1998.

Revenues - Operating revenues for the five years ended December 31, 2002, were as follows:

( in thousands )	2002	2001	2000	1999	1998

Local advertising	$171,301	$162,761	$173,878	$171,353	$166,115
National advertising	95,497	96,866	119,428	120,638	125,432
Political advertising	23,703	2,400	34,762	2,478	20,084
Network compensation	8,044	9,279	9,951	13,121	16,040
Other	6,609	6,295	5,106	4,772	3,043

Total operating revenues	$305,154	$277,601	$343,125	$312,362	$330,714

Local and national advertising refer to time purchased by local, regional and national businesses; political refers to time purchased by campaigns for elective office and campaigns for political issues. Automobile advertising accounts for approximately one-fourth of our local and national advertising revenues.

Advertising rates are dependent primarily on the size and demographics of the audience, as well as overall demand for advertising time. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters. The magnitude of political advertising in even-numbered years, when congressional and presidential elections occur, makes it difficult to achieve year-over-year increases in operating results in odd-numbered years.

Our Detroit television station recently began producing a newscast and selling the advertising within the newscast for another station in the Detroit market. Certain of our stations may also manage operations for other television stations in their markets. We share the profits from these initiatives with the other stations.

Network Affiliation and Programming - Nine of our ten television stations are affiliated with national television networks. The networks offer a variety of programs to affiliated stations, which have a limited right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and may compensate affiliated stations for carrying network programming. Affiliated television stations may share in the cost of certain network programming, which is deducted from such compensation.

In 2001, we renegotiated and extended our network affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation is sharply reduced under the new agreements, which expire in 2010. Our three NBC affiliates recognized $0.3 million in network compensation revenue in 2002, $1.4 million in 2001 and $2.4 million in 2000. Our ABC affiliation agreements expire in 2004 through 2006.

In addition to network programs, our television stations broadcast locally produced programs, syndicated programs, sports events, movies, public service programs and “niche” programs focusing on topics of interest in the stations’ local markets. The costs of locally produced and syndicated programming are a significant portion of broadcast television operating expenses. The price of syndicated programming is based primarily upon demand for the programming from other television stations within the market.

News is the focus of our locally produced programming. Advertising during local news programs accounts for approximately 30% of total operating revenues.

Information concerning our stations, their network affiliations and the markets in which they operate is as follows:

Station and Market	Network Affiliation/ DTV Channel	Affiliation Expires in/ DTV Service Commenced	FCC License Expires in	Rank of Mkt (1)	Stations in Mkt (3)	2002	2001	2000	1999	1998

WXYZ-TV, Detroit, Ch. 7	ABC	2004	2005	10	9
Digital Service Status	41	1998
Average Audience Share (2)						15	15	15	16	17
Station Rank in Market (4)						1	1	2	1	2

WFTS-TV, Tampa, Ch. 28	ABC	2004	2005	13	12
Digital Service Status	29	1999
Average Audience Share (2)						6	7	8	8	9
Station Rank in Market (4)						4	4	4	4	4

WEWS-TV, Cleveland, Ch. 5	ABC	2004	2005	15	11
Digital Service Status	15	1999
Average Audience Share (2)						12	13	14	14	14
Station Rank in Market (4)						1	1	1	1	1

KNXV-TV, Phoenix, Ch. 15	ABC	2005	2006	16	12
Digital Service Status	56	2000
Average Audience Share (2)						6	6	7	9	9
Station Rank in Market (4)						5	5	5	6	5

WMAR-TV, Baltimore, Ch. 2	ABC	2005	2004	24	6
Digital Service Status	52	1999
Average Audience Share (2)						7	7	8	9	10
Station Rank in Market (4)						3	3	3	3	3

WCPO-TV, Cincinnati, Ch. 9	ABC	2006	2005	32	6
Digital Service Status	10	1998
Average Audience Share (2)						12	12	14	14	15
Station Rank in Market (4)						2	2	2	2	2

KSHB-TV, Kansas City, Ch. 41	NBC	2010	2006	33	8
Digital Service Status	42	(5)
Average Audience Share (2)						7	7	8	7	7
Station Rank in Market (4)						4	4	4	4	4

KMCI-TV, Lawrence, Ch. 38	Ind.		2006	33	8
Digital Service Status	36	(5)
Average Audience Share (2)						1	2	1	2	2
Station Rank in Market (4)						7	7	8	8	8

WPTV-TV, W. Palm Beach, Ch. 5	NBC	2010	2005	39	9
Digital Service Status	55	(5)
Average Audience Share (2)						17	16	15	15	16
Station Rank in Market (4)						1	1	1	1	1

KJRH-TV, Tulsa, Ch. 2	NBC	2010	2006	60	10
Digital Service Status	56	2002
Average Audience Share (2)						11	11	11	12	12
Station Rank in Market (4)						3	3	3	3	3

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.
(2)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.
(3)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(4)	Station Rank in Market is based on Average Audience Share as described in (2).
(5)	Barring technical difficulties, stations are expected to commence DTV service by June 2003. Due to new tower construction requirements, we received an extension for KSHB-TV and KMCI-TV.

Competition - Our television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television systems, newspapers, other Internet sites and direct mail. Competition for advertising revenue is based upon audience size and demographics, price and effectiveness. Television stations compete for consumers’ discretionary time with all other information and entertainment media.

Our television stations have experienced declines in their average audience share in recent years due to the creation of new networks and increased audience share of alternative service providers such as traditional cable, “wireless” cable and direct broadcast satellite television. Continuing technological advances will improve the capability of alternative service providers to offer video services in competition with terrestrial broadcasting. The degree of competition from such service providers is expected to increase. We intend to undertake upgrades in our services, including development of digital television broadcasting, to maintain our competitive posture as well as to comply with government requirements. Technological advances in interactive media services will further increase these competitive pressures.

Our stations have emphasized locally produced news and entertainment programming in recent years to distinguish the stations from the competition and to control programming costs.

Federal Regulation of Broadcasting – Broadcast television is subject to the jurisdiction of the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also enforces regulations concerning programming, including children’s and political programming, and it recently adopted new rules affecting stations’ employment practices.

The Telecommunications Act of 1996 (the “1996 Act”) significantly relaxed the regulatory environment applicable to broadcasters. Under the 1996 Act, broadcast television licenses may be granted for a term of eight years, rather than five, and they remain renewable upon request. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal and all previous renewals have been for the maximum term.

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 35% of all television households. The FCC rules also generally prohibit “cross-ownership” of a television station and a daily newspaper in the same community. Our television station and daily newspaper in Cincinnati were owned by us at the time the cross-ownership rule was enacted and enjoy “grandfathered” status. These properties would become subject to the cross-ownership rule upon their sale. The 1996 Act directed the FCC to review all its media ownership rules biennially, and a major review of these rules, including the newspaper/broadcast television cross-ownership rule is now underway. At the direction of the D.C. Circuit Court of Appeals the FCC is also reconsidering its decision in 2000 not to rescind or relax the limit on television station owners’ national audience reach.

The FCC has adopted a series of orders to implement a transition from the current analog system of broadcast television to a digital transmission system. It granted each television station a second channel on which to begin offering digital service and it set out a timetable for completing the transition by 2006, when it is expected that one of these channels would be returned. Most observers now believe that this deadline will be extended.

A substantial number of technical, regulatory and market-related issues remain unresolved regarding the transition to digital television. These issues include uncertainty as to the timing of the transition, what rules the FCC may adopt affecting broadcasters’ use of their spectrum, cable operators’ obligation to carry broadcasters’ digital offerings, equipment manufacturers’ obligation to offer digital tuners on new television receivers, and the level of consumer demand for the new services. We cannot predict the effect of these uncertainties on our offering of digital service or our business.

Under the Cable Television Consumer Protection and Competition Act of 1992, broadcast television stations gained “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Our stations have generally elected to negotiate retransmission consent agreements with cable companies. While the FCC has announced that a station’s primary video transmission will enjoy must-carry rights after the transition to digital broadcasting, the FCC has so far declined to require carriage of a digital signal in addition to the station’s analog signal.

Shop At Home

Operations - On October 31, 2002, we completed a transaction with Summit America Television, Inc. (“Summit America,” formerly Shop At Home, Inc.) that resulted in our acquiring a 70% controlling interest in the Shop At Home television-retailing network. Shop At Home markets a range of consumer goods to television viewers and through its Internet site.

Our programming is distributed by broadcast television stations and by cable and satellite television systems on a full-time or part-time basis. Shop At Home can be viewed in more than 170 television markets, including 97 of the 100 largest television markets.

Distribution during the past five years was as follows:

( in millions )	2002	2001	2000	1999	1998

Average full-time equivalent homes reached	42.1	29.7	24.5	19.2	14.1

Certain broadcast stations and cable television systems carry Shop At Home programming on a part-time basis. We use a cable and satellite television household full-time equivalent method to measure the reach of our programming, accounting for both the quantity and quality of time available.

Acquiring Shop At Home provides us with the means to quickly gain scale in a growing market. We expect to leverage our expertise as a diverse media company to expand distribution and to offer a wider range of products. Acquiring Shop At Home also enables us to provide a video commerce platform to our advertisers.

Revenues - Operating revenues in November and December 2002 totaled $42.3 million.

Operating revenues in the five years ended December 31, 2002, which includes periods in which Shop At Home was owned by Summit America, were as follows:

( in thousands )	2002	2001	2000	1999	1998

Merchandise sales	$210,199	$180,426	$187,216	$174,250	$128,994
Other	2,467	2,518	1,458	2,209	1,669

Total operating revenues	$212,666	$182,944	$188,674	$176,459	$130,663

Merchandise Sales. We market jewelry, electronics, beauty and fitness, collectibles and other products to consumers. We expect to expand product offerings, particularly in cookware and other products for the home.

Viewers can order any product offered by us, subject to availability. Orders can be placed 24 hours a day, seven days a week, over the Internet, with telephone representatives or through an automated touch tone system via our toll-free number. A majority of customers pay for their purchases by credit card; however, we also accept money orders, checks, debit cards or electronic funds transfers.

Shipping. Customer orders are shipped as promptly as possible after taking the order, using either ground or priority delivery services. Products are shipped from our warehouse facility or are drop-shipped by selected vendors from their facilities.

Customer Relations. We maintain a customer service department to address customer inquiries regarding products, shipping dates and billing information. We strive to continually improve our customer service and make regular price and service comparisons with our competitors.

We offer our customers a full refund for merchandise returned within 30 days of purchase.

Cyclicality. Retail sales typically decline in recessionary periods, adversely affecting our business.

Seasonality. Our business is somewhat seasonal, with sales made in the fourth quarter typically being the highest for the year.

Programming and Presentation of Merchandise - Programming is segmented based upon product or theme categories, and is produced in a digital format from our studio and technical facilities in Nashville, Tennessee. Our facilities permit the production of simultaneous live shows. Selected programming is replayed on Shop At Home’s Internet site.

A show-host approach is used with the host conveying information about the products and demonstrating use of the products. We seek to differentiate our programming from other television-retail programming by using an informal, personal style of presentation and by offering unique products.

Products and Merchandise - We purchase merchandise from numerous vendors. Certain products are available through multiple suppliers. We also acquire specialty products from a select group of vendors and believe we will be able to continue to identify sources of specialty products.

The mix of products and source of merchandise depend on a variety of factors including price and availability. We monitor product sales and revise our product offerings to maintain an attractive product mix. We continually evaluate new products and vendors to broaden our merchandise selection.

We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. In 2002, products purchased from three vendors in two different product categories accounted for 23%, 15% and 12% of net sales. We believe we could find alternative sources for these products if the vendors ceased supplying merchandise.

Network Distribution - Our programming is telecast nationally under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems, some of which carry our programming on a part-time basis. Agreements with broadcast television stations and cable television systems typically are for one-year terms with automatic renewal unless either party gives a 30-day notice prior to the end of the term.

We have a three-year affiliation agreement with Summit America to carry Shop At Home programming on Summit America’s broadcast television stations located in San Francisco, Boston, Cleveland, Raleigh and Bridgeport, Connecticut. Summit America has the right to terminate these agreements after January 31, 2004.

Affiliation agreements with satellite television systems are multi-year agreements that may be terminated prior to their expiration under limited circumstances. Affiliates are paid a fee based upon the number of cable and direct broadcast satellite households reached by the affiliate.

While there can be no assurances as to renewal of our affiliation agreements or that such agreements will not be terminated prior to their expiration, our experience has been that our affiliation agreements are continued for long periods.

Competition - Television retailing is a rapidly expanding industry. We compete with three other large public companies and many smaller television retailers. We compete with QVC, HSN and ShopNBC in nearly all of the television markets in which our programming is available. QVC and HSN are the revenue leaders in the industry and each reaches a larger percentage of U.S. television households than Shop At Home.

We also compete with store, catalogue and Internet retailers.

Licensing and Other Media

Operations - Licensing and other media aggregates our operating segments that are too small to warrant separate reporting, including syndication and licensing of news features and comics, and the divested television program production and independent telephone directories.

We acquired or divested the following operations in the five years ended December 31, 2002:

2000 -	Divested independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana.
1998 -	Acquired the independent telephone directories. Divested Scripps Howard Productions, our television program production operation based in Los Angeles.

Revenues - Operating revenues for the five years ended December 31, 2002, were as follows:

( in thousands )	2002	2001	2000	1999	1998

Licensing	$68,402	$65,877	$68,549	$63,755	$62,260
Newspaper feature distribution	21,078	21,517	23,590	23,382	22,650
Other	834	1,391	4,756	5,433	3,913

Total segment operating revenues	90,314	88,785	96,895	92,570	88,823
Divested other media			9,614	19,236	7,379

Total operating revenues	$90,314	$88,785	$106,509	$111,806	$96,202

Under the trade name United Media, we are a leading distributor of news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features. Included among these features is “Peanuts,” one of the most successful strips in the history of comic art.

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other character properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips, and retain the rights to license the characters. “Peanuts” provides approximately 88% of our licensing revenues. Approximately 64% of licensing revenues are earned in international markets, with the Japanese market providing approximately two-thirds of international revenue.

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee’s sales. We generally negotiate a fixed fee for the use of our copyrighted characters for promotional and advertising purposes. We generally pay a percentage of gross syndication and licensing royalties to the creators of these properties.

We also represent the owners of other copyrights and trademarks, including Raggedy Ann and Precious Moments, in the U.S. and international markets. Services offered include negotiation of licensing agreements, enforcement of licensing agreements and collection of royalties. We typically retain a percentage of the licensing royalties.

Competition - Our newspaper feature distribution operations compete for a limited amount of newspaper space with other distributors of news columns, comics and other features. Competition is primarily based on price and popularity of the features. Popularity of licensed characters is a primary factor in obtaining and renewing merchandise and promotional licenses.

Employees

As of December 31, 2002, we had approximately 7,700 full-time employees, of whom approximately 5,000 were with newspapers, 800 with Scripps Networks, 1,300 with broadcast television, 500 with Shop At Home and 100 with licensing and other media. Various labor unions represent approximately 1,300 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

ITEM 2.          PROPERTIES

Newspapers require business and editorial offices and printing plants. We own substantially all of the facilities and equipment used in our newspaper publishing operations. In 2002 we completed construction of a new production facility for our Knoxville newspaper. We are currently constructing a new production facility for our Treasure Coast newspapers.

Scripps Networks requires offices and studios and other real and personal property to produce programs and to transmit the network programming via satellite. Scripps Networks operates from a production facility in Knoxville and leased facilities in New York and California. We obtain satellite transmission rights under long-term contracts with satellite owners. Substantially all other facilities and equipment are owned by Scripps Networks.

Broadcast television requires offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. We own substantially all of the facilities and equipment used in our broadcast television operations. We own, or co-own with other broadcast television stations in the market, the towers used to transmit our television signal. We completed construction of a new facility for our West Palm Beach station in 2001. We will begin construction of a new facility for our Cincinnati station in 2003.

Shop At Home operates from facilities in Nashville, Tennessee. Shop At Home requires technical and television production facilities, offices, studios and leases warehouse facilities to store consumer products. We expect to expand Shop At Home’s warehouse facilities as product offerings are expanded. We obtain satellite transmission rights under long-term contracts with satellite owners. Substantially all other facilities and equipment used are owned by Shop At Home.

We believe our facilities are generally well maintained and are sufficient to serve our present needs.

ITEM 3.          LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” There are approximately 21,000 owners of our Class A Common shares, based on security position listings, and 18 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2002
Market price of common stock:
High	$82.50	$87.50	$78.30	$80.10
Low	66.20	73.80	68.06	65.13

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

2001
Market price of common stock:
High	$66.60	$69.00	$71.70	$68.05
Low	54.70	56.40	56.10	58.00

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

ITEM 6.          SELECTED FINANCIAL DATA

The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk information required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Kenneth W. Lowe	52

President, Chief Executive Officer and Director (since October 2000); President and Chief Operating Officer (January 2000 to October 2000); Chairman and Chief Executive Officer, Scripps Networks (1994 to 2000)

Richard A. Boehne	46	Executive Vice President (since 1999); Vice President/Communications and Investor Relations (1995 to 1999)

Joseph G. NeCastro	46	Senior Vice President and Chief Financial Officer (since May 2002); Chief Financial Officer, Penton Media Inc. (1998 to 2002); Vice President of Finance, Reader’s Digest USA (1993 to 1998)

Frank Gardner	60	Senior Vice President and Chairman, Scripps Networks (since 2001); Senior Vice President/Interactive Media (2000 to 2001); Senior Vice President/Television (1993 to 2000)

Alan M. Horton	59	Senior Vice President/Newspapers (since 1994)

John F. Lansing	45	Senior Vice President/Television (since May 2002); Vice President/Television (2001 to 2002); Vice President/General Manager, WEWS-TV (1997 to 2001)

B. Jeff Craig	44	Vice President and Chief Technology Officer (since 2001); Senior Vice President, Interactive Technology and New Media Development, Discovery Communications (1998 to 2000)

Gregory L. Ebel	47	Vice President/Human Resources (since 1994)

M. Denise Kuprionis	46	Vice President, Corporate Secretary and Director of Legal Affairs (since 2001), Corporate Secretary and Director of Legal Affairs (2000 to 2001); Corporate Secretary (1987 to 2000)

Tim A. Peterman	35

Vice President/Corporate Development (since March 2002); Chief Financial Officer/ Broadcast Division/Chief Financial Officer/Cable Television Network Division, USA Networks (1999 to 2002); Director of Finance for the Television Station Group, Sinclair Communications (1998 to 1999)

Lori A. Hickok	39	Vice President and Controller (since June 2002); Corporate Development Analyst (2001 to 2002); Controller - New Media, (1999 to 2001); Vice President of Finance, Paramount Kings Island (1996 to 1998)

Timothy E. Stautberg	40	Vice President/Communications and Investor Relations (since 1999); General Manager, Redding Record Searchlight (1997 to 1999)

Stephen W. Sullivan	56	Vice President/Newspaper Operations (since August 2000); Vice President/Newspapers (1997 to 2000)

E. John Wolfzorn	57	Vice President and Treasurer (since July 2002); Treasurer (1979 to 2002)

Directors - The information required by Item 10 of Form 10-K relating to directors of Scripps is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission on or before March 28, 2003.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the material captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the material captioned “Certain Transactions” in the Proxy Statement.

ITEM 14.        CONTROLS AND PROCEDURES

The Controls and Procedures required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Supplemental Schedules

(a)       The consolidated financial statements of Scripps are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The report of Deloitte & Touche LLP, Independent Auditors, dated January 22, 2003 (except for Notes 1 and 12, as to which the date is February 6, 2003), is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)       The consolidated supplemental schedules of Scripps are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Reports on Form 8-K

A Current Report on Form 8-K reporting that we had completed the acquisition of a 70% controlling interest in the Shop At Home television-retailing network from Summit America was filed on November 6, 2002.

A Current Report on Form 8-K reporting the sale of $100 million in 4.25% notes was filed on December 16, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

THE E. W. SCRIPPS COMPANY
By:	/s/ KENNETH W. LOWE

Kenneth W. Lowe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 25, 2003.

Signature	Title

/s/ KENNETH W. LOWE	President, Chief Executive Officer and Director (Principal Executive Officer)

Kenneth W. Lowe

/s/ JOSEPH G. NECASTRO	Senior Vice President and Chief Financial Officer

Joseph G. NeCastro

/s/ WILLIAM R. BURLEIGH	Chairman of the Board of Directors

William R. Burleigh

/s/ CHARLES E. SCRIPPS	Director

Charles E. Scripps

/s/ PAUL K. SCRIPPS	Director

Paul K. Scripps

/s/ EDWARD W. SCRIPPS	Director

Edward W. Scripps

/s/ JOHN H. BURLINGAME	Director

John H. Burlingame

/s/ JARL MOHN	Director

Jarl Mohn

/s/ NICHOLAS B. PAUMGARTEN	Director

Nicholas B. Paumgarten

/s/ RONALD W. TYSOE	Director

Ronald W. Tysoe

/s/ JULIE A. WRIGLEY	Director

Julie A. Wrigley

/s/ NACKEY E. SCAGLIOTTI	Director

Nackey E. Scagliotti

/s/ DAVID A. GALLOWAY	Director

David A. Galloway

CERTIFICATIONS

I, Kenneth W. Lowe, certify that:

1.         I have reviewed this annual report on Form 10-K of The E. W. Scripps Company;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	BY:	/s/ KENNETH W. LOWE

Kenneth W. Lowe President and Chief Executive Officer

CERTIFICATIONS

I, Joseph G. NeCastro, certify that:

1.         I have reviewed this annual report on Form 10-K of The E. W. Scripps Company;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ JOSEPH G. NECASTRO

Joseph G. NeCastro Senior Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

ELEVEN-YEAR FINANCIAL HIGHLIGHTS

( in millions, except per share data )	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)	1995 (1)	1994 (1)	1993 (1)	1992 (1)

Summary of Operations
Operating Revenues:
Newspapers	$682	$677	$687	$654	$623	$483	$415	$387	$363	$335	$317
Scripps Networks	415	337	296	213	133	57	30	19	5
Broadcast television	305	278	343	312	331	331	323	295	288	255	247
Shop At Home	42
Licensing and other media	90	89	97	93	89	80	75	68	68	85	87

Total segment operating revenues	1,536	1,380	1,423	1,272	1,175	952	843	769	724	675	652
Divested operating units (2)			11	23	25	44	61	44	37	88	190
RMN pre-JOA operating revenues (3)		12	221	210	200	197	183	184	170	154	146

Total operating revenues	$1,536	$1,392	$1,654	$1,505	$1,401	$1,193	$1,086	$997	$931	$917	$988

Segment profit (loss):
Newspapers	$270	$238	$269	$276	$260	$217	$166	$158	$150	$109	$118
Scripps Networks	125	76	69	34	6	(9)	(14)	(17)	(8)	(1)
Broadcast television	98	80	129	96	118	128	126	113	116	89	82
Shop At Home	(2)
Licensing and other media	17	15	16	13	12	10	10	8	6	6	9
Corporate	(28)	(19)	(20)	(18)	(16)	(16)	(17)	(16)	(15)	(13)	(13)

Total segment profit	481	389	464	400	379	331	270	247	249	190	196
Divested operating units (2)				1	1	(1)	5	4	3	14	28
Depreciation	(58)	(56)	(69)	(65)	(64)	(54)	(50)	(46)	(40)	(42)	(42)
Amortization of other intangible assets	(4)	(5)	(4)	(4)	(5)	(2)	(3)	(5)	(5)	(6)	(6)
Amortization of goodwill and other intangible assets with indefinite lives (4)		(38)	(36)	(35)	(35)	(22)	(17)	(15)	(14)	(14)	(14)
Restructuring charges (5)	4	(16)	(10)	(2)			(4)		(11)	(5)
Disputed music license royalties (6)										4
Pittsburgh strike costs (7)											(33)
Interest expense	(28)	(39)	(52)	(45)	(47)	(19)	(10)	(11)	(16)	(26)	(34)
Investment results, net of expenses (8)	(86)	5	(25)	1		(3)	37
Gains (losses) on divested operations (1)			6			48				92	78
Gain on sale of Garfield copyrights (9)									32
Other gains (losses) (10)							(15)		(14)	3	(3)
Miscellaneous, net	1	1	1	4		3	2	2	(1)	(2)	(4)
Income taxes (11)	(116)	(100)	(108)	(104)	(93)	(118)	(84)	(76)	(81)	(86)	(65)
Minority interests	(5)	(4)	(4)	(4)	(5)	(5)	(3)	(3)	(8)	(16)	(9)

Income from continuing operations	$188	$138	$163	$146	$131	$158	$127	$96	$93	$105	$91

Per Share Data
Income from continuing operations	$2.34	$1.73	$2.06	$1.85	$1.62	$1.94	$1.58	$1.19	$1.22	$1.40	$1.22

Cash dividends	.60	.60	.56	.56	.54	.52	.52	.50	.44	.44	.40
Market value of proceeds from Cable Transaction (12)							19.83

Market Value of Common Shares at December 31
Per share	$76.95	$66.00	$62.88	$44.81	$49.75	$48.44	$35.00	$39.38	$30.25	$27.50	$24.75
Total	6,159	5,227	4,951	3,502	3,908	3,906	2,827	3,153	2,415	2,056	1,847

Scripps Cable Financial Data (12)
Segment operating revenues							$270	$280	$255	$252	$238
Segment profit							109	119	101	106	102
Depreciation and amortization							48	54	57	60	58
Net income							40	40	30	24	15
Net income per share of common stock							.49	.50	.39	.32	.20
Capital expenditures							(58)	(48)	(42)	(67)	(58)

Note: Certain amounts may not foot since each is rounded independently.

ELEVEN-YEAR FINANCIAL HIGHLIGHTS

( in millions, except per share data )	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)	1995 (1)	1994 (1)	1993 (1)	1992 (1)

Cash Flow Statement Data
Net cash provided by continuing operations	$213	$206	$256	$194	$239	$193	$176	$114	$170	$142	$127
Investing activity:
Capital expenditures	(88)	(68)	(75)	(80)	(67)	(57)	(53)	(57)	(54)	(37)	(87)
Business acquisitions and investments	(118)	(102)	(139)	(70)	(29)	(745)	(128)	(12)	(32)	(42)	(17)
Other (investing)/divesting activity, net	15	16	62	33	10	31	35	(19)	51	147	38
Financing activity:
Increase (decrease) in long-term debt	1	9	(54)	(1)	(4)	651	41	(30)	(138)	(194)	(50)
Dividends paid	(51)	(51)	(47)	(47)	(47)	(46)	(45)	(43)	(37)	(37)	(34)
Common stock issued (retired)		(22)	(5)	(35)	(108)	(26)
Other financing activity	27	16	6	1	6	4	9	6	1	2	(1)
Balance Sheet Data
Total assets	2,870	2,642	2,588	2,535	2,376	2,304	1,479	1,362	1,302	1,260	1,291
Long-term debt (including current portion) (13)	725	724	715	769	771	773	122	81	110	248	442
Stockholders’ equity (13)	1,515	1,352	1,278	1,164	1,070	1,050	945	1,194	1,084	860	733

Note: Certain amounts may not foot since each is rounded independently.

Notes to Selected Financial Data

As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

The income statement and cash flow data for the eleven years ended December 31, 2002, and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of Scripps. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein. All per share amounts are presented on a diluted basis.

(1)    In the periods presented we acquired and divested the following:

Acquisitions

2002 -	A 70% controlling interest in the Shop At Home television-retailing network. Additional 1.0% interest in Food Network.
2001 -	Additional 4.0% interest in Food Network.
2000 -	Daily newspapers in Ft. Pierce, Florida (in exchange for our newspaper in Destin, Florida, and cash) and Henderson, Kentucky; weekly newspaper in Marco Island, Florida; and television station KMCI in Lawrence, Kansas.
1999 -	Additional 7.0% interest in Food Network.
1998 -	Independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana. Additional 1.0% interest in Food Network.
1997 -	Daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas; Anderson, South Carolina; and Boulder, Colorado (in exchange for our daily newspapers in Monterey and San Luis Obispo, California); community newspapers in the Dallas, Texas, market and an approximate 56% controlling interest in Food Network.
1996 -	Vero Beach, Florida, daily newspaper.
1994 -	The remaining 13.9% minority interest in Scripps Howard Broadcasting Company (“SHB”) in exchange for 4,952,659 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).
1993 -	The remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
1992 -	Three daily newspapers in California (including The Monterey County Herald in connection with the sale of The Pittsburgh Press).

Divestitures

2000 -	Destin, Florida, newspaper (in exchange for Ft. Pierce, Florida, newspaper) and the independent yellow page directories. The divestitures resulted in net pre-tax gains of $6.2 million, increasing income from continuing operations by $4.0 million, $.05 per share.
1998 -	Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, our television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
1997 -	Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency (“JOA”) and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and the newspaper trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
1995 -	Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
1993 -	Book publishing operations; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.
1992 -	The Pittsburgh Press; TV Data; certain other investments. The divestitures resulted in net pre-tax gains of $78.0 million, increasing income from continuing operations by $45.6 million, $.61 per share.

(2)    Operating units other than cable television systems sold prior to December 31, 2002.

(3)    The Denver JOA commenced operations on January 22, 2001. Our 50% share of the operating profit (loss) of the Denver JOA is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements. The editorial costs associated with the RMN are included in “Costs and expenses.” Our financial statements do not include the advertising and other operating revenues of the Denver JOA, the costs to produce, distribute and market the newspapers or related depreciation. To enhance comparability of year-over-year operating results, we have removed the operating revenues of the RMN prior to the formation of the Denver JOA from our newspaper operating revenues and separately reported those revenues.

(4)    We adopted Financial Accounting Standard No. (“FAS”) 142 - Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS 144. We have determined that there was no impairment of goodwill or other intangible assets on the date of adoption of FAS 142. Amortization of goodwill and other intangible assets with indefinite lives, primarily FCC licenses and broadcast television station network affiliation agreements, was as follows:

2001 -	$38.1 million, $28.1 million after tax, $.35 per share.
2000 -	$35.8 million, $26.5 million after tax, $.33 per share.
1999 -	$34.7 million, $25.7 million after tax, $.33 per share.
1998 -	$35.0 million, $25.9 million after tax, $.32 per share.
1997 -	$21.8 million, $17.5 million after tax, $.21 per share.
1996 -	$17.3 million, $15.0 million after tax, $.19 per share.
1995 -	$15.1 million, $13.5 million after tax, $.17 per share.
1994 -	$14.0 million, $11.7 million after tax, $.15 per share.
1993 -	$14.0 million, $11.5 million after tax, $.15 per share.
1992 -	$14.0 million, $11.2 million after tax, $.15 per share.

(5)    Restructuring charges consist of the following:

2002 -	The Denver JOA made plans to consolidate its office space and sold its excess real estate. The $3.9 million gain on the sale increased net income by $2.4 million, $.03 per share.
2001 -	Costs of $16.1 million associated with workforce reductions, including our $5.9 million share of such costs at the Denver JOA, reduced income from continuing operations by $10.1 million, $.13 per share.
2000 -	Expenses of $9.5 million associated with formation of the Denver JOA reduced income from continuing operations by $6.2 million, $.08 per share.
1999 -	Severance payments of $1.2 million to certain television station employees and $0.8 million of costs incurred to move Food Network’s operations to a different location in Manhattan reduced income from continuing operations by $1.2 million, $.02 per share.
1996 -	A $4.0 million charge for our share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA reduced income from continuing operations by $2.6 million, $.03 per share.
1994 -	We changed the network affiliation of our former FOX-affiliated television stations to one of the three primary national television networks, reducing our reliance on syndicated programming at those stations and requiring the construction of new production facilities to accommodate expanded local news programming. A $7.9 million loss on program rights and a $2.8 million loss on real estate expected to be sold as a result of the affiliation changes reduced income from continuing operations by $6.6 million, $.09 per share.
1993 -	Charges totaling $5.2 million at i) the RMN and ii) the newspaper feature and licensing operations of United Media reduced income from continuing operations by $2.9 million, $.04 per share.

(6)    A $4.3 million change in estimate of disputed music license fees increased income from continuing operations in 1993 by $2.3 million, $.03 per share.

(7)    Operating losses of $32.7 million during the Pittsburgh Press strike reduced income from continuing operations in 1992 by $20.2 million, $.27 per share.

(8)    Investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

2002 -	Net realized losses of $79.7 million. Charges associated with winding down the Scripps Ventures investment funds were $3.6 million. Net investment results decreased income from continuing operations by $55.6 million, $.69 per share.
2001 -	Net realized losses of $2.9 million. Accrued incentive compensation was decreased $11.5 million, to zero, in connection with the decline in value of the Scripps Ventures I investment portfolio. Net investment results increased income from continuing operations by $3.8 million, $.05 per share.
2000 -	Net realized losses of $17.5 million. Accrued incentive compensation was increased $4.5 million, to $11.5 million. Net investment results reduced income from continuing operations by $15.8 million, $.20 per share.
1999 -	Net realized gains of $8.6 million. Accrued incentive compensation was increased $7.0 million, to $7.0 million. Net investment results increased income from continuing operations by $0.4 million, $.00 per share.
1997 -	Net realized losses of $2.7 million. Net investment results reduced income from continuing operations by $1.7 million, $.02 per share.
1996 -	Net realized gains of $37.0 million. Net investment results increased income from continuing operations by $24.3 million, $.30 per share.

(9)    In 1994 we sold our worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, which increased income from continuing operations by $17.4 million, $.23 per share.

(10)  Other gains (losses) included the following:

1996 -	A $15.5 million contribution of appreciated Time Warner stock to a charitable foundation decreased income from continuing operations by $5.2 million, $.07 per share.
1994 -	An $8.0 million contribution of appreciated stock to a charitable foundation and a $6.1 million accrual for lawsuits associated with a divested operating unit reduced income from continuing operations by $8.1 million, $.11 per share.
1993 -	A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper increased income from continuing operations by $1.6 million, $.02 per share.
1992 -	Write-downs of real estate totaling $3.5 million reduced income from continuing operations by $2.3 million, $.03 per share.

(11)  The provision for income taxes was affected by the following unusual items:

2002 -	A change in the estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $9.8 million, $.12 per share.
2000 -	A change in the estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $7.2 million, $.09 per share.
1994 -	A change in the estimated tax liability for prior years increased the tax provision, reducing income from continuing operations by $5.3 million, $.07 per share.
1993 -

A change in the estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations by $5.4 million, $.07 per share; the effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations by $2.3 million, $.03 per share.

1992 -	A change in the estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations by $8.4 million, $.11 per share.

(12)  Our cable television systems (“Scripps Cable”) were acquired by Comcast Corporation (“Comcast”) on November 13, 1996, (the “Cable Transaction”) through a merger whereby our shareholders received, tax-free, a total of 93 million shares of Comcast’s Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to our shareholders. This gain is not reflected in our financial statements as accounting rules required us to record the transaction at book value. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

(13)  Includes effect of discontinued cable television operations prior to completion of the Cable Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a variety of decisions which affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

Note 1 to the Consolidated Financial Statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.

Revenue Recognition

Advertising. Advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers or are broadcast on television stations or national television networks. Advertising on our Internet sites is recognized over the period in which the advertising will appear.

Advertising contracts, which generally have a term of one year or less, may provide discounts based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. We base our estimates on various factors including our historical experience and advertising sales trends. Estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed and are revised as necessary based on actual volume realized.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience, requiring us to make estimates of audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

Newspaper Subscriptions. Circulation revenue for newspapers sold directly to subscribers is based upon the retail rate. Prepaid newspaper subscriptions are deferred and are included in circulation revenue on a pro-rata basis over the term of the subscriptions. Circulation revenue for newspapers sold to independent newspaper distributors, which are subject to returns, is based upon the wholesale rate. Newspaper circulation revenue is recognized upon publication of the newspaper, net of estimated returns. Estimated returns are based on historical return rates and are adjusted based on actual returns realized.

Network Affiliate Fees. Cable and satellite television systems generally pay a per-subscriber fee for the right to distribute our programming under the terms of long-term distribution contracts. We may make cash payments to cable and satellite television systems and may provide an initial period in which payment of affiliate fees by the systems is waived in exchange for such long-term distribution contracts. Network affiliate fee revenues are reported net of such incentives. Incentive payments are recorded as assets upon launch of our programming on the cable or satellite television system. The costs of incentives are recognized over the terms of the contracts based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

Merchandise Sales. Revenue from the sale of merchandise is recognized when the products are delivered to the customer. We allow customers to return merchandise for full credit or refund within 30 days from the date of receipt. Revenue is reported net of estimated returns, which are based upon our historical experience. Actual levels of merchandise returned may vary from these estimates.

Programs and Program Licenses - Programming assets include licensed programs and programs produced by us or on a contract basis for us. These costs are expensed over the estimated useful life of the programming based upon expected future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, revenue estimates and planned usage are reviewed periodically and are revised if necessary. Such revisions may affect the amount of amortization recorded in a given year, the life over which the programs are amortized, or both. If actual demand or market conditions are less favorable than projected, programming cost write-downs may be required. Programming asset write-downs are determined using a day-part methodology, whereby programs broadcast during a particular time period (such as prime time) are evaluated on an aggregate basis.

Long-lived Assets - Judgment is applied in determining the estimated useful life of long-lived assets, specifically plant and property and certain intangible assets with a finite life. We base our judgment of estimated lives on the length of time we have employed similar assets and upon expert opinions.

Certain events or changes in circumstances may indicate that the carrying value of our property, plant and equipment, intangible assets, and goodwill may not be recoverable and may require an impairment review. In assessing impairment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Based on that review, if the carrying value of these assets exceeds fair value and is determined not to be recoverable, an impairment loss representing the amount of excess over its fair value would be recognized in income.

In accordance with FAS 142 we review goodwill for impairment based upon groupings of businesses, referred to as reporting units. Reporting units are operating segments or groupings of businesses one level below the operating segment level. Scripps Networks and Shop At Home comprise separate reporting units. Our newspaper and broadcast television reporting units are based on size of newspaper market and broadcast television affiliation.

Investments - We hold investments in several companies, including publicly traded securities and other securities that have no active market. Future adverse changes in market conditions, poor operating results, or the inability of certain development stage companies to find additional financing could result in losses that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future. We regularly review our investments to determine if there has been an other-than-temporary decline in market value. In making that determination, we consider the extent to which cost exceeds market value, the duration of the market decline, earnings and cash forecasts, and current cash position, among other factors.

Employee Benefits - We are self-insured for employee-related health and disability benefits and workers’ compensation claims. A third-party administrator is used to process all claims. Estimated liabilities for unpaid claims are based on our historical claims experience and are developed from actuarial valuations. However, actual amounts could vary significantly from such estimates, which would require adjustments to expense in that period.

We rely upon actuarial valuations to determine pension costs. Inherent in these valuations are assumptions of discount rates and the expected return on plan assets. The discount rate used to determine our future pension obligations is based upon market rates for long-term bonds. Our return on plan assets assumption is based upon expected returns for broad equity and bond indices, our asset allocation and the historical returns we have earned on those asset classes. A change of 0.5% in our discount rate of 6.5%, or in our assumed rate of return on plan assets of 8.25%, would not materially affect 2003 pension expense. Future pension expense will depend on future investment performance, changes in discount rates and other factors related to the employee population participating in our pension plans.

Income Taxes - Accounting for income taxes is sensitive to interpretation of various laws and regulations. The Internal Revenue Service is currently examining our 1996 to 2001 consolidated federal income tax returns. We review our provision for open tax years on an ongoing basis.

We record a tax valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets subject to a valuation allowance primarily relate to state net operating loss carryforwards and capital loss carryforwards. We consider ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.

RESULTS OF OPERATIONS

Nature of Operations and Basis of Presentation - We are a diversified media company operating in four reportable business segments. Newspaper publishing includes 21 daily newspapers in the U.S. Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, Fine Living and DIY - Do It Yourself Network (“DIY”). Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We own approximately 70% of Food Network and 90% of Fine Living. Broadcast television includes ten stations, nine of which are affiliated with national broadcast networks. Shop At Home markets a range of consumer goods to television viewers and through its Internet site. Shop At Home programming is distributed by broadcast television stations and by cable and satellite television systems. Licensing and other media aggregates operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

Acquisition and Divestitures - A joint operating agency (the “Denver JOA”) between our Denver Rocky Mountain News (“RMN”) and MediaNews Group, Inc.’s Denver Post (“Post”) commenced operations on January 22, 2001. In addition to forming the Denver JOA, we acquired and divested the following operations in the three year period ended December 31, 2002:

•	2002 - We acquired a 70% controlling interest in Shop At Home, an additional 1% interest in Food Network and a fractional interest in our Evansville newspaper.

•	2001- We acquired an additional 4% interest in Food Network and an additional fractional interest in our Evansville newspaper.

•	2000 - We acquired newspapers in Marco Island, Florida; Henderson, Kentucky; and Ft. Pierce, Florida (in exchange for our Destin, Florida, newspaper and cash). We also acquired television station KMCI in Lawrence, Kansas, which we had previously operated under a contract with the previous owner. We sold our independent telephone directories.

See Note 3 to the Consolidated Financial Statements for additional information regarding acquisitions and divestitures.

Consolidated Results of Operations - Net income was $188 million, $2.34 per share, in 2002, compared to $138 million, $1.73 per share, in 2001 and $163 million, $2.06 per share in 2000. Net income increased 36% in 2002 and decreased 16% in 2001. All per share amounts are presented on a diluted basis.

Net income was affected by the following items:

•          Results for 2002 reflect the cessation of the amortization of goodwill and intangible assets with indefinite lives, due to the adoption of FAS 142 effective January 1, 2002. Amortization of goodwill and intangible assets with indefinite lives was $38.1 million, $28.1 million after tax, $.35 per share, in 2001 and $35.8 million, $26.5 million after tax, $.33 per share, in 2000.

•          Restructuring charges in 2001 of $10.2 million primarily consist of costs associated with workforce reductions at newspapers solely managed by us. Such workforce reductions were initiated as a result of the advertising recession that began in 2001. Restructuring charges of $9.5 million in 2000 are costs related to the formation of the Denver JOA. Substantially all restructuring charges were paid in cash at or near the time the costs were incurred.

Equity in earnings of JOAs and other joint ventures includes our share of restructuring costs at the Denver JOA. In 2002, a gain on the sale of excess real estate increased equity in earnings of the Denver JOA by $3.9 million in 2002. Our share of costs associated with workforce reductions at the Denver JOA reduced equity in earnings of the Denver JOA by $5.9 million in 2001.

Restructuring charges, including Denver JOA restructuring charges, increased net income by $2.4 million, $.03 per share, in 2002, decreased net income by $10.1 million, $.13 per share, in 2001 and decreased net income by $6.2 million, $.08 per share, in 2000.

•          Net investment results include (i) net realized gains and losses and (ii) accrued performance-based compensation and other expenses associated with the management of the Scripps Ventures investment funds. Net investment results were a pre-tax charge of $85.7 million in 2002, a pre-tax credit of $5.1 million in 2001 and a $24.8 million pre-tax charge in 2000.

Between 1997 and 2002 we invested in new businesses focusing on new media technology, primarily through Scripps Ventures. Write-downs of such investments, net of realized gains upon sales of securities, were $45.0 million in 2002, $39.5 million in 2001 and $17.5 million in 2000. Accrued performance-based compensation was increased $4.5 million in 2000, to $11.5 million. The $11.5 million accrual was reversed in 2001 due to the decline in value of the investments. In 2002, we incurred $3.6 million in costs associated with winding down active management of Scripps Ventures.

In 2001, we recognized a gain of $65.9 million upon the exchange of our investment in Time Warner for America Online (“AOL”), which acquired Time Warner in the first quarter of 2001. Due to subsequent declines in the value of AOL, we wrote down our investment in AOL by $29.0 million in the fourth quarter of 2001 and by $35.1 million in the second quarter of 2002.

Net investment results reduced net income by $55.6 million, $.69 per share, in 2002, increased net income by $3.8 million, $.05 per share, in 2001 and decreased net income by $15.8 million, $.20 per share, in 2000.

•          In 2000, we sold our telephone directories and traded our Destin, Florida, newspaper and cash for the daily newspaper in Ft. Pierce, Florida. The $6.2 million net gain on the sale and trade increased net income by $4.0 million, $.05 per share.

•          We settled the audit of our 1992 through 1995 consolidated federal income tax returns with the Internal Revenue Service (“IRS”) in 2002. Our 1996 through 2001 consolidated federal income tax returns are currently under examination by the IRS. As a result of the settlement and proposed adjustments in the current examination, in 2002 we reduced our estimate of the tax liability for prior year income taxes and increased our estimate of the amount we would realize from foreign tax credit carryforwards. In 2000, we reduced our estimate of the tax liability for prior year income taxes and changed our estimate of the amount we would realize from state net operating loss carryforwards. These changes in estimates increased net income by $9.8 million, $.12 per share, in 2002 and by $7.2 million, $.09 per share, in 2000.

The effective income tax rate was 37.4% in 2002, 41.3% in 2001 and 39.2% in 2000. The changes in estimates of the tax liability for prior year income taxes and the other items described above affected the effective income tax rate in each year. Excluding these items, the effective income tax rate was 39.4% in 2002, 39.4% in 2001 and 39.6% in 2000. The effective income tax rate in 2003 is expected to be approximately 40% due to higher effective state income tax rates.

Excluding the affects of these items, net income increased 34% in 2002 and decreased 14% in 2001. Operating results were driven by changes in pension expense, segment profit (which includes pension expense), a reduction in depreciation expense resulting from the formation of the Denver JOA, and changes in interest rates.

Pre-JOA depreciation at the RMN was $0.8 million in 2001 and $14.4 million in 2000. Depreciation and amortization for Shop At Home was $1.9 million in 2002. Depreciation and amortization is expected to be approximately $70 million in 2003.

Interest expense decreased in 2002 and 2001 primarily due to lower rates on variable rate credit facilities. The weighted-average interest rate on such facilities was 1.8% in 2002, 4.2% in 2001, and 6.4% in 2000. We are currently rolling over short-term debt at an effective 90-day yield of 1.3%. Average daily borrowings under short-term credit facilities were $373 million in 2002, $504 million in 2001, and $527 million in 2000. The average balance of all interest bearing obligations was $706 million in 2002, $741 million in 2001, and $767 million in 2000. Interest expense in 2003 is expected to increase approximately 20%, to $34 million, primarily as a result of our decision to replace $200 million of borrowings under the variable rate credit facilities with fixed rate notes.

Minority interest increased in 2002 primarily due to improved operating performance of Food Network, in which we own an approximate 70% residual interest. Food Network profits are allocated entirely to Class A partners until such partners' capital contributions are returned. Approximately $57 million of profits remain to be allocated to Class A partnership interests before amounts are allocated to other partnership interests. We own approximately 87% of the Class A partnership interests.

Segment Operating Revenues and Segment Profit - Segment operating revenues and segment profit (loss) are presented below.

	For the years ended December 31,

( in thousands )	2002	Change	2001	Change	2000

Operating revenues:
Newspapers	$682,449	(0.9)%	$688,375	(24.2)%	$908,145
Scripps Networks	415,402	23.2%	337,195	14.0%	295,681
Broadcast television	305,154	9.9%	277,601	(19.1)%	343,125
Shop At Home	42,345
Licensing and other media	90,314	1.7%	88,785	(8.4)%	96,895

Total segment operating revenues	1,535,664	10.3%	1,391,956	(15.3)%	1,643,846
Divested operating units					10,500

Total operating revenues	$1,535,664	10.3%	$1,391,956	(15.9)%	$1,654,346

Segment profit (loss):
Newspapers	$270,268	13.7%	$237,686	(11.8)%	$269,409
Scripps Networks	124,596	64.9%	75,547	9.9%	68,770
Broadcast television	98,109	23.2%	79,651	(38.3)%	129,018
Shop At Home	(1,682)
Licensing and other media	17,284	16.1%	14,881	(7.8)%	16,144
Corporate	(27,810)	(49.5)%	(18,596)	6.2%	(19,825)

Total segment profit	$480,765	23.5%	$389,169	(16.0)%	$463,516

Segment profit was affected by changes in pension expense. Pension expense was $13.4 million in 2002, $6.6 million in 2001 and $4.2 million in 2000. Pension expense increased primarily due to lower returns on plan assets. Pension expense is expected to be approximately $25 million in 2003 due to lower discount rates and lower expected returns on plan assets.

Corporate expense increased in 2002 primarily due to the vesting of certain performance based restricted stock awards and the accrual of performance bonuses, which were not earned in 2001. Certain restricted stock awards issued in 2001 are earned based upon the market price of our Class A Common Shares. The expense related to these awards is recorded when the shares are earned. Corporate expense increased year-over-year in the first quarter when 20,000 shares were earned. An additional 20,000 shares were earned in April 2002. The remaining 20,000 shares under the award can be earned in 2003 if certain targets are met in 2003.

The following is a discussion of the performance or our reportable business segments.

SHOP AT HOME - Operating results for Shop At Home are included in our results of operations from the October 31, 2002, acquisition of the television-retailing network. Operating revenues for the last two months of 2002 were $42.3 million and segment losses were $1.7 million. Shop At Home revenues increased 16% in 2002 on a pro forma basis, assuming we had owned the business for the full year in 2002 and 2001. Shop At Home is expected to reduce total segment profit by approximately $10 million in 2003 and is expected to dilute 2003 earnings per share by $.10 to $.15.

NEWSPAPERS - Operating results for our newspaper segment were as follows:

	For the years ended December 31,

( in thousands )	2002	Change	2001	Change	2000

Newspapers managed solely by us
Segment operating revenues:
Local	$181,330	(1.5)%	$184,019	(4.9)%	$193,537
Classified	213,955	(0.7)%	215,430	(5.1)%	227,096
National	34,266	1.8%	33,645	7.8%	31,216
Preprint and other	102,454	10.8%	92,509	1.5%	91,174

Newspaper advertising	532,005	1.2%	525,603	(3.2)%	543,023
Circulation	138,138	(0.9)%	139,358	4.0%	133,948
Other	12,306	4.6%	11,764	15.6%	10,176

Total excluding RMN pre-JOA operating revenues	682,449	0.8%	676,725	(1.5)%	687,147
RMN pre-JOA operating revenues			11,650		220,998

Total segment operating revenues	682,449		688,375		908,145

Segment costs and expenses (excludes depreciation and amortization):
Editorial and newspaper content	75,552	1.8%	74,244	4.4%	71,111
Newsprint and ink	65,736	(20.1)%	82,272	1.8%	80,830
Other press and production	72,178	4.4%	69,131	3.6%	66,723
Circulation and distribution	66,026	1.4%	65,121	5.5%	61,738
Total market coverage, direct mail, printing and other	32,162	8.3%	29,700	17.9%	25,181
Advertising sales and marketing	68,785	7.1%	64,246	2.1%	62,914
General and administrative	69,632	6.0%	65,687	(4.0)%	68,435

Total excluding RMN pre-JOA costs and expenses	450,071	(0.1)%	450,401	3.1%	436,932
RMN pre-JOA costs and expenses			12,544		230,639

Total segment costs and expenses	450,071		462,945		667,571

Contribution to segment profit excluding RMN pre-JOA	232,378	2.7%	226,324	(9.5)%	250,215
RMN pre-JOA contribution to segment profit			(894)		(9,641)

Total contribution to segment profit	232,378	3.1%	225,430	(6.3)%	240,574

JOAs and other joint ventures
Share of JOA operating profits	73,636	44.2%	51,056	7.7%	47,412
JOA editorial costs and expenses	35,312	0.4%	35,161	120.3%	15,960

JOA contribution to segment profit	38,324	141.1%	15,895	(49.5)%	31,452
Equity in income (loss) of other joint ventures	(434)	88.1%	(3,639)	(39.1)%	(2,617)

Total contribution to segment profit	37,890		12,256		28,835

Segment profit	$270,268	13.7%	$237,686	(11.8)%	$269,409

Contribution to segment profit of newspapers solely managed by us as a percent of segment operating revenues	34.1%		32.7%		26.5%

Supplemental Information:

Capital expenditures	$38,616		$34,363		$29,834

Business acquisitions and other additions to long-lived assets	534		63,199		74,878

The Denver JOA began operations in January 2001. Our financial statements do not include the advertising and other operating revenues of the Denver JOA or the costs to produce, distribute and market the newspapers. To enhance comparability of year-over-year segment results, we have removed the operating revenues and costs and expenses of the RMN for periods prior to the formation of the Denver JOA and reported such amounts separately.

Our newspapers are concentrated in mid-sized markets and as such we have less of a reliance on national advertising than certain other newspaper groups. We believe our concentration in mid-sized markets limits our exposure to sharp declines in national help-wanted advertising. We expect newspaper advertising revenue to increase between 3% and 5% in 2003.

We continue to expand our offerings of direct mail, total market coverage and other new advertising revenue streams.

The average price of newsprint decreased 22% in 2002, after increasing 6% in 2001 and 7% in 2000. Newsprint prices have fluctuated between $420 and $590 per metric ton from 1998 through 2002. The average newsprint price was in the lower portion of that range during the fourth quarter of 2002. Certain newsprint suppliers announced $50 per metric ton price increases effective March 1, 2003.

Circulation and distribution costs increased primarily due to efforts to gain circulation at our larger newspapers.

The increase in general and administrative expenses is primarily due to an increase in performance bonuses earned in 2002.

Employee compensation and benefit costs are expected to increase 4% to 6%, or $10 million to $15 million, in 2003 due to rising health care and pension costs.

The RMN contributed $9.4 million to segment profit in 2002. In 2001, the RMN reduced segment profit by $13.1 million, including a $12.2 million reduction in segment profit after the formation of the Denver JOA. The RMN reduced segment profit by $9.6 million in 2000. Operating results in Denver have improved due to advertising and circulation rate increases and cost-cutting measures implemented by the Denver JOA, including publication of combined weekend editions and a single classified advertising section distributed in both newspapers. We expect the year-over-year increase in the RMN contribution to segment profit in 2003 to be in the $6 million range due to the sluggish economy.

Capital expenditures in 2002 and 2001 include construction of a new production facility for our Knoxville daily newspaper. Capital expenditures in 2003 are expected to be $41 million, including construction of a new production facility for our Treasure Coast, Florida, daily newspapers.

SCRIPPS NETWORKS - Operating results for Scripps Networks were as follows:

	For the years ended December 31,

( in thousands )	2002	Change	2001	Change	2000

Segment operating revenues:
Advertising	$330,806	21.5%	$272,299	9.1%	$249,619
Network affiliate fees, net	78,662	32.9%	59,175	46.8%	40,312
Other	5,934	3.7%	5,721	(0.5)%	5,750

Total segment operating revenues	415,402	23.2%	337,195	14.0%	295,681

Segment costs and expenses (excludes depreciation and amortization):
Programming and production	122,212	17.6%	103,892	16.4%	89,274
Operations and distribution	31,338	(7.7)%	33,952	9.0%	31,146
Sales and marketing	79,550	9.9%	72,391	4.2%	69,442
General and administrative	63,893	14.0%	56,067	33.6%	41,973

Total segment costs and expenses	296,993	11.5%	266,302	14.9%	231,835

Segment profit before joint ventures	118,409	67.0%	70,893	11.0%	63,846
Equity in income of joint ventures	6,187	32.9%	4,654	(5.5)%	4,924

Segment profit	$124,596	64.9%	$75,547	9.9%	$68,770

Segment profit before joint ventures, as a percent of segment operating revenues	28.5%		21.0%		21.6%

Supplemental Information:

Billed network affiliate fees	$92,278	16.7%	$79,061	28.5%	$61,543

Network launch incentive payments	92,394		66,202		8,226

Payments for programming less (greater) than program cost amortization	(23,024)		(42,290)		(45,509)

Capital expenditures	14,545		14,114		12,236

Business acquisitions and investments	5,235		20,934		1,587

Amounts recorded on the year-end balance sheet:
Program assets	252,805		214,419		176,596

Unamortized network distribution incentives	199,013		124,639		63,996

Launch incentive payments due to cable and satellite television systems for launches through the end of the period	66,222		69,543		55,235

According to the Nielsen Homevideo Index (“Nielsen”) approximately 87 million homes in the United States receive cable or satellite television. According to Nielsen, HGTV was telecast to 80.4 million homes in December 2002, 76.4 million homes in December 2001, 67.1 million homes in December 2000, and 59.0 million homes in December 1999. Food Network was telecast to 78.2 million homes in December 2002, 71.5 million homes in December 2001, 54.4 million homes in December 2000, and 44.2 million homes in December 1999.

Wider distribution of HGTV and Food Network and increased viewership of the networks led to increased demand and higher advertising rates. Advertising revenues in 2001 were reduced by lost sales in the days following the September 11 terrorist attacks and weakened demand due to the advertising recession. Advertising revenues are expected to increase approximately 20% for the full year of 2003.

The increase in network affiliate fees reflects wider distribution of HGTV and Food Network, as well as both scheduled rate increases and rate increases resulting from the renewal of distribution agreements. Network affiliate fees are expected to increase approximately 15% in 2003.

As HGTV and Food Network become fully distributed, marketing and advertising expenditures designed to gain distribution have been decreased. The reduction in marketing and advertising expenditures led to the decrease in operations and distribution expense. Marketing and advertising expenditures to support distribution of the networks were $2.1 million in 2002 and $5.7 million in 2001.

Programming and production expense has increased due to the improved quality and variety of programming and expanded hours of original programming. We own the rights to substantially all of the programming we produce and expect to telecast the programs over several years. HGTV and Food Network programming and production expense is expected to increase approximately 15% in 2003.

In addition to continuing our investments in programming, we expect to continue to undertake additional marketing and promotion efforts to continue to increase the viewership of HGTV and Food Network. Sales and marketing expenses for the networks are expected to increase approximately 8% in 2003.

The increase in general and administrative expenses is primarily due to an increase in performance bonuses earned in 2002 and to start-up costs associated with DIY and Fine Living.

We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. Start-up costs associated with DIY and Fine Living reduced segment profit by $38.0 million in 2002, $22.1 million in 2001 and $10.9 million in 2000.

Excluding losses associated with the launch of new networks, segment profit increased 67% in 2002 and 23% in 2001.

Fine Living and DIY could each be seen in approximately 13 million homes in December 2002. We expect to increase distribution of Fine Living and DIY to approximately 20 million homes in 2003.

We launched a joint video-on-demand (“VOD”) trial with Time Warner Cable in November 2001 on Time Warner digital cable homes in Cincinnati, Ohio. The initial VOD package included a total of 60 hours of programming from HGTV, Food Network and DIY. We have announced plans to expand our VOD agreement to cover 30 Time Warner cable television systems across the United States and to Comcast’s Philadelphia cable television system. The on-demand packages in these new markets are currently offered free-of-charge. We expect to continue our efforts to develop a subscription-based VOD model.

We expect losses related to developing programming services will decrease segment profit by $50 million in 2003, including costs related to the development of a programming service focusing on Hispanic lifestyle and interests. The cash investment in developing programming services will substantially exceed the reported losses because of investments in programming and launch incentive payments to cable television systems.

Capital expenditures in 2003 are expected to be approximately $16 million.

BROADCAST TELEVISION - Operating results for broadcast television were as follows:

	For the years ended December 31,

( in thousands )	2002	Change	2001	Change	2000

Segment operating revenues:
Local	$171,301	5.2%	$162,761	(6.4)%	$173,878
National	95,497	(1.4)%	96,866	(18.9)%	119,428
Political	23,703		2,400		34,762
Network compensation	8,044	(13.3)%	9,279	(6.8)%	9,951
Other	6,609	5.0%	6,295	23.3%	5,106

Total segment operating revenues	305,154	9.9%	277,601	(19.1)%	343,125

Segment costs and expenses (excludes depreciation and amortization):
Programming and station operations	142,294	3.0%	138,132	(5.8)%	146,630
Sales and marketing	37,138	6.4%	34,918	(14.4)%	40,807
General and administrative	27,613	10.9%	24,900	(6.6)%	26,670

Total segment costs and expenses	207,045	4.6%	197,950	(7.5)%	214,107

Segment profit	$98,109	23.2%	$79,651	(38.3)%	$129,018

Segment profit as a percent of segment operating revenues	32.2%		28.7%		37.6%

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$(276)		$2,464		$1,460

Capital expenditures	23,655		18,785		31,280

Business acquisitions and other additions to long-lived assets	20		27		14,710

Our television stations benefited from political advertising and the return of the Olympics in 2002. Revenues in 2001 were impacted by approximately $4 million in lost sales in the days immediately following the September 11 terrorist attacks. Our television stations broadcast 32 hours of continuous, commercial free network and local news coverage, and for the next several days there was little demand for television advertising. We expect local and national advertising to increase approximately 8% in 2003.

In 2001, we renegotiated and extended our network affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation is sharply reduced under the new agreements, which expire in 2010. Our three NBC affiliates recognized $0.3 million in network compensation revenue in 2002, $1.4 million in 2001 and $2.4 million in 2000. Our ABC affiliation agreements expire in 2004 through 2006.

Expenses decreased year-over-year in 2001 and in 2000, primarily due to employee workforce reductions. The 2002 increase in sales and marketing and general and administrative expenses is primarily due to an increase in performance bonuses and commissions.

Employee compensation and benefit costs are expected to increase 4% to 6%, or $4 million to $7 million, in 2003 due to rising health care and pension costs. Expenses related to licensed programming are expected to increase between 2% and 3%, or approximately $2 million, in 2003.

Capital expenditures in 2000 include construction of a new production facility for our West Palm Beach television station. Capital expenditures are expected to be approximately $32 million in 2003, including construction of a new production facility for our Cincinnati television station.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% to 75% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods.

Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,

( in thousands )	2002	Change	2001	Change	2000

STATEMENT OF CASH FLOWS INFORMATION:
Net cash provided by operating activities	$212,945	3.3%	$206,067	(19.4)%	$255,743
Capital expenditures	(88,400)		(68,223)		(74,577)
Dividends paid, including to minority interests	(51,143)		(50,784)		(47,202)

Cash flow available for acquisitions and debt repayment	$73,402		$87,060		$133,964

Business acquisitions and investments	$(118,261)		$(102,299)		$(139,056)
Other investing activity	15,416		16,125		61,729
Increase (decrease) in long-term debt	1,026		9,202		(53,958)
Purchase and retirement of common stock			(22,449)		(4,571)
Other financing activities - primarily stock option proceeds	26,506		15,668		5,548

Cash flow from operating activities exceeded capital expenditures and cash dividends in 2002, as it has in each year since 1992. Cash flow from operating activities in excess of capital expenditures and dividends, combined with our substantial borrowing capacity have been used primarily to fund acquisitions and investments, and to develop new businesses. There are essentially no legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities was reduced by contributions to Scripps’ defined benefit pension plans of $40 million in 2002. Pension contributions were $1.5 million in 2001 and $0.8 million in 2000. We expect to make additional pension contributions of approximately $40 million in 2003.

Net cash provided by operating activities was also reduced in 2002 and in 2001 by increased investments in Scripps Networks’ programming, incentives paid to cable and satellite television systems and by investments in our developing networks. Costs associated with developing Fine Living and DIY reduced cash flow from operating activities by approximately $110 million in 2002, by approximately $20 million in 2001 and by approximately $10 million in 2000.

Capital expenditures increased in 2002 primarily due to the construction of a new production facility for our Knoxville daily newspaper. Capital expenditures in 2003 are estimated to increase to approximately $100 million because of our decision to begin construction of a newspaper plant on the Treasure Coast of Florida and a new production facility for our Cincinnati television station.

We expect cash flow available for acquisitions and debt repayment to decrease in 2003 due to costs associated with our developing networks and Shop At Home.

In 2002, we acquired a 70% controlling interest in the Shop At Home television-retailing network for $49.5 million in cash. Related to the acquisition of the controlling interest, we agreed to loan Summit America Television, Inc. (“Summit America”), the former parent of Shop At Home, $47.5 million to be repaid in three years and to purchase $3.0 million of Summit America redeemable preferred stock. We also acquired an additional 1% interest in Food Network for $5.2 million.

In 2001, we paid MediaNews $60.0 million in connection with the formation of the Denver JOA. We also acquired an additional 4% interest in Food Network for $19.4 million.

In 2000, we acquired daily newspapers in Henderson, Kentucky, Ft. Pierce, Florida, and a weekly newspaper in Marco Island, Florida, for $67.1 million and acquired television station KMCI in Kansas City for $14.6 million.

In 2002, 2001 and 2000 we invested $11.6 million, $21.4 million and $57.0 million in Scripps Ventures and other investments.

Net debt (borrowings less cash equivalent and other short-term investments) increased $3.0 million in 2002, to $725 million at December 31, 2002. Net debt includes commercial paper borrowings totaling $312 million, with average maturities of 90 days or less. Commercial paper borrowings are supported by two bank credit facilities, one which permits maximum borrowings of $400 million and expires in August 2003 and one which permits maximum borrowings of $200 million and expires in 2007. Borrowings of $288 million are available under the facilities. The $400 million facility is expected to be replaced with a similar facility prior to its expiration.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to $500 million, of which $400 million was available at December 31, 2002. In February 2003, we borrowed $50 million under the shelf registration statement, reducing the available amount to $350 million. The proceeds from the notes were used to reduce commercial paper borrowings.

A summary of our contractual cash commitments for each of the next five years, as of December 31, 2002, is as follows:

( in thousands )	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

On balance sheet amounts:
Long-term debt	$75,171	$194	$300,165	$349,442	$724,972
Other noncurrent liabilities:
Network distribution contracts	62,846	3,315	61		66,222
Programming	45,020	16,877	217		62,114
Employee compensation and benefits	27,437	15,263	10,232	47,452	100,384
Other long-term obligations	1,926	9,711	2,791	1,852	16,280

Commitments:
Programming not yet available for broadcast	58,800	82,400	34,500	6,400	182,100
Operating leases	14,300	21,700	13,600	17,800	67,400
Satellite and other purchase commitments	40,800	68,200	2,800		111,800

Total contractual cash obligations	$326,300	$217,660	$364,366	$422,946	$1,331,272

In the ordinary course of business we enter into long-term contracts to license or produce programming, to lease office space, to obtain satellite transmission rights, and to obtain distribution of Shop At Home. A liability for licensed programming is not recorded until the program is available for telecast. Liabilities for our other commitments are recorded when the related services are rendered.

We expect our operating leases will be replaced with leases for similar facilities upon their expiration. We expect our broadcast television stations and our national television networks to continue to enter into programming commitments and for our national television networks and Shop At Home to continue to obtain satellite transmission rights.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. See “Business - Newspapers - Raw Materials and Labor Costs.” We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at December 31, 2002, or during the year then ended.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2002			As of December 31, 2001

( in thousands, except share data )	Cost Basis	Fair Value		Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$312,371	$312,371		$513,855	$513,855
$200 million, 5.750% notes, due in 2012	198,809	217,368
$100 million, 4.250% notes, due in 2009	99,334	102,468
$100 million, 6.625% notes, due in 2007	99,930	113,737		99,916	104,376
$100 million, 6.375% notes, due in 2002				99,983	102,685
Other notes	14,528	13,956		10,090	9,084

Total long-term debt including current portion	$724,972	$759,900		$723,844	$730,000

Note from Summit America, including accreted discount	$43,250	$46,250

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 shares)	$29,667	$26,420		$64,740	$64,740
Centra Software (700,500 shares)	1,427	701		1,427	5,604
Other available-for-sale securities	891	3,407		947	4,563

Total investments in publicly-traded companies	31,985	30,528		67,114	74,907
Summit America preferred stock	3,000	(a	)
Other equity investments	17,970	(a	)	51,364	(a	)

   (a)    Included in other equity investments are securities that do not trade in public markets, so they do not have readily determinable fair values. Many of the investees have had no rounds of equity financing in the past two years. There can be no assurance as to the amounts we would receive if these securities were sold.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt, and through the use of interest rate swaps. In February 2003, we issued $50 million of 3.75% notes due in 2008. The proceeds were used to reduce borrowings under the variable rate credit facilities. Concurrently, we entered into a pay-floating interest rate swap, effectively converting the notes to a variable rate obligation indexed to LIBOR. We held no interest rate swaps, forwards or other derivative financial instruments at December 31, 2002 or December 31, 2001.

The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities at December 31 was 1.4% in 2002, 2.0% in 2001 and 6.6% in 2000.

In connection with the acquisition of our 70% controlling interest in Shop At Home, we agreed to lend Summit America, the former parent of Shop At Home, $47.5 million and to purchase $3.0 million of its 6% preferred stock. The note is secured by Summit America’s broadcast television stations in San Francisco, Boston and Cleveland and bears interest at 6%, payable quarterly. The note and the preferred stock mature in 2005. The carrying amount of the note is based on the estimated fair value of the note at the date of acquisition of the controlling interest in Shop At Home plus accreted discount.

CONTROLS AND PROCEDURES

Scripps’ management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect certain estimates and adjustments by management. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We re-evaluate our estimates and assumptions on an ongoing basis. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, we are committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

We maintain a system of internal accounting controls and procedures, which management believes provide reasonable assurance that transactions are properly recorded and that assets are protected from loss or unauthorized use.

We maintain a system of disclosure controls and procedures to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting polices, and to ensure compliance with our accounting policies and procedures. Our disclosure control systems and procedures include the certification of financial information provided by each of our businesses by the management of those businesses.

The integrity of the internal accounting and disclosure control systems are based on written policies and procedures, the careful selection and training of qualified financial personnel, a program of internal audits and direct management review. Our disclosure control committee meets periodically to review our systems and procedures and to review our financial statements and related disclosures.

Both the internal and independent auditors have direct and private access to the Audit Committee.

In December 2002 and January 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

( in thousands )	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$15,508	$17,419
Accounts and notes receivable (less allowances - 2002, $18,092; 2001, $13,964)	280,352	236,311
Programs and program licenses	124,196	120,715
Inventories	24,234	7,345
Deferred income taxes	30,364	30,850
Miscellaneous	25,357	38,018

Total current assets	500,011	450,658

Investments	254,351	331,542

Property, Plant and Equipment	456,789	394,677

Goodwill	1,171,109	1,136,083

Other Assets:
Programs and program licenses (less current portion)	162,022	122,620
Unamortized network distribution incentives	199,013	124,639
Other intangible assets	67,795	64,959
Note receivable from Summit America	43,250
Miscellaneous	15,997	16,433

Total other assets	488,077	328,651

TOTAL ASSETS	$2,870,337	$2,641,611

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

( in thousands, except share data )	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$75,171	$613,878
Accounts payable	113,579	81,690
Customer deposits and unearned revenue	40,582	29,381
Accrued liabilities:
Employee compensation and benefits	80,167	44,792
Network distribution incentives	62,846	64,624
Miscellaneous	53,728	71,146

Total current liabilities	426,073	905,511

Deferred Income Taxes	142,630	144,840

Long-Term Debt (less current portion)	649,801	109,966

Other Noncurrent Liabilities and Minority Interests (less current portion)	136,368	129,394

Commitments and Contingencies (Note 17)

Shareholders’ Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 2002 - 61,668,221 shares; 2001 - 60,103,746 shares	617	601
Voting - authorized: 30,000,000 shares; issued and outstanding: 2002 - 18,369,113 shares; 2001 - 19,096,913 shares	184	191

Total	801	792
Additional paid-in capital	218,623	174,485
Retained earnings	1,324,027	1,183,595
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(945)	5,067
Pension liability adjustments	(22,650)
Foreign currency translation adjustment	199	(554)
Unvested restricted stock awards	(4,590)	(11,485)

Total shareholders’ equity	1,515,465	1,351,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,870,337	$2,641,611

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,

( in thousands, except per share data )	2002	2001	2000

Operating revenues	$1,535,664	$1,391,956	$1,654,346
Equity in earnings of JOAs and other joint ventures	83,245	46,190	49,719
Costs and expenses	(1,134,288)	(1,054,858)	(1,240,288)
Depreciation	(58,319)	(55,658)	(69,057)
Amortization of goodwill and other intangible assets	(4,449)	(42,995)	(40,108)
Restructuring charges		(10,198)	(9,523)
Investment results, net of expenses	(85,667)	5,063	(24,834)
Net gains on divested operations			6,196
Interest expense	(28,301)	(39,197)	(51,934)
Miscellaneous, net	1,037	1,079	1,485

Income before taxes and minority interests	308,922	241,382	276,002
Provision for income taxes	115,619	99,622	108,090
			.
Income before minority interests	193,303	141,760	167,912
Minority interests	5,006	3,797	4,459

Net income	$188,297	$137,963	$163,453

Net income per share of common stock:
Basic	$2.37	$1.75	$2.09
Diluted	$2.34	$1.73	$2.06

Weighted average shares outstanding:
Basic	79,485	78,825	78,170
Diluted	80,619	79,970	79,161

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

( in thousands )	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$188,297	$137,963	$163,453
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	62,768	98,653	109,165
Deferred income taxes	44,932	8,519	9,454
Investment results and nonrecurring items, net of deferred income tax	43,926	247	5,159
Tax benefits of stock compensation plans	13,293	10,478	4,959
Affiliate fees billed greater than amounts recognized as revenue	13,616	19,886	21,231
Stock and deferred compensation plans	11,634	8,584	11,116
Dividends received greater than share of profits of JOAs and equity-method investments	6,872	22,413	1,214
Minority interests in income of subsidiary companies	5,006	3,797	4,459
Network launch incentive payments	(92,394)	(66,202)	(8,226)
Payments for programming less (greater) than program cost amortization	(23,300)	(39,826)	(44,049)
Other changes in certain working capital accounts, net	(66,881)	1,069	(18,773)
Miscellaneous, net	5,176	486	(3,419)

Net operating activities	212,945	206,067	255,743

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(88,400)	(68,223)	(74,577)
Purchase of subsidiary companies and long-term investments	(118,261)	(40,879)	(139,056)
Investments in Denver JOA		(61,420)
Sale of subsidiary companies and long-term investments	507	14,550	50,940
Miscellaneous, net	14,909	1,575	10,789

Net investing activities	(191,245)	(154,397)	(151,904)

Cash Flows from Financing Activities:
Increase in long-term debt	301,772	9,271	737
Payments on long-term debt	(300,746)	(69)	(54,695)
Dividends paid	(47,865)	(47,506)	(43,924)
Dividends paid to minority interests	(3,278)	(3,278)	(3,278)
Repurchase Class A Common shares		(22,449)	(4,571)
Miscellaneous, net (primarily employee stock options)	26,506	15,668	5,548

Net financing activities	(23,611)	(48,363)	(100,183)

Increase (Decrease) in Cash and Cash Equivalents	(1,911)	3,307	3,656

Cash and Cash Equivalents:
Beginning of year	17,419	14,112	10,456

End of year	$15,508	$17,419	$14,112

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$25,939	$38,538	$51,434
Income taxes paid	111,979	63,008	110,065
Denver newspaper assets contributed to JOA		156,830
Destin newspaper traded for Fort Pierce newspaper (see Note 3)			3,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unvested Restricted Stock Awards	Total Shareholders’ Equity

As of December 31, 1999	$781	$136,731	$973,609	$58,271	$(4,940)	$1,164,452
Comprehensive income
Net income			163,453			163,453

Unrealized gains (losses), net of tax of $17,972				(32,819)		(32,819)

Reclassification adjustment for losses (gains) in income, net of tax of ($4,233)				7,398		7,398

Increase (decrease) in unrealized gains				(25,421)		(25,421)
Currency translation				(612)		(612)

Total			163,453	(26,033)		137,420
Dividends: declared and paid - $.56 per share			(43,924)			(43,924)
Convert 120,000 Voting Shares to Class A shares
Repurchase 80,500 Class A Common shares	(1)	(4,570)				(4,571)
Compensation plans, net: 742,915 shares issued;
15,445 shares forfeited; 50,591 shares repurchased	7	20,274			(807)	19,474
Tax benefits of compensation plans		4,959				4,959

As of December 31, 2000	787	157,394	1,093,138	32,238	(5,747)	1,277,810
Comprehensive income:
Net income			137,963			137,963

Unrealized gains, net of tax of ($2,690)				4,990		4,990
Reclassification adjustment for losses (gains) in income, net of tax of $17,124				(31,800)		(31,800)

Increase (decrease) in unrealized gains				(26,810)		(26,810)
Currency translation, net of tax of $180				(915)		(915)

Total			137,963	(27,725)		110,238
Dividends: declared and paid - $.60 per share			(47,506)			(47,506)
Repurchase 382,200 Class A Common shares	(4)	(22,445)				(22,449)
Compensation plans, net: 966,084 shares issued; 2,500 shares forfeited; 119,466 shares repurchased	9	29,058			(5,738)	23,329
Tax benefits of compensation plans		10,478				10,478

As of December 31, 2001	792	174,485	1,183,595	4,513	(11,485)	1,351,900
Comprehensive income:
Net income			188,297			188,297

Unrealized gains (losses), net of tax of $3,134				(5,820)		(5,820)
Reclassification adjustment for losses (gains) in income, net of tax of $104				(192)		(192)

Increase (decrease) in unrealized gains (losses)				(6,012)		(6,012)
Minimum pension liability, net of tax of $14,606				(22,650)		(22,650)
Currency translation, net of tax of ($120)				753		753

Total			188,297	(27,909)		160,388
Dividends: declared and paid - $.60 per share			(47,865)			(47,865)
Convert 727,800 Voting Shares to Class A shares
Compensation plans, net: 878,678 shares issued;
1,800 shares forfeited; 40,203 shares repurchased	9	30,845			6,895	37,749
Tax benefits of compensation plans		13,293				13,293

As of December 31, 2002	$801	$218,623	$1,324,027	$(23,396)	$(4,590)	$1,515,465

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of The E. W. Scripps Company and its majority-owned subsidiary companies. As used in the Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company and its consolidated subsidiaries.

Nature of Operations - We are a diversified media company operating in four reportable business segments: newspaper publishing, cable and satellite television programming services (referred to as “Scripps Networks”), broadcast television and television-retailing (“Shop At Home”).

Newspaper publishing includes 21 daily newspapers in the U.S. Newspapers derive revenue primarily from the sale of advertising space to local and national advertisers and from the sale of the newspapers to readers.

Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, Fine Living and DIY - Do It Yourself Network (“DIY”). Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. As of December 31, 2002, we owned approximately 70% of Food Network and approximately 90% of Fine Living. Scripps Networks derives revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Broadcast television includes ten stations, nine of which are affiliated with national broadcast networks. Broadcast television derives revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods to television viewers and through its Internet site. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are derived from the sale of merchandise.

The relative importance of each line of business is indicated in the segment information presented in Note 16. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position. However, more than 70% of our operating revenues have historically been derived from advertising. Operating results can be affected by changes in the demand for advertising both nationally and in individual markets.

The four largest cable and satellite television systems provide service to more than 60% of homes receiving HGTV and Food Network, while the eight largest provide service to more than 90% of such homes. The loss of distribution by any of these cable and satellite television systems would adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have historically successfully renewed expiring distribution agreements for HGTV and Food Network.

Use of Estimates - We must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could, in fact, differ from those estimated at the time of preparation of the financial statements.

Our financial statements include estimates for uncollectible accounts receivable; product returns and rebates due to customers; revenue recognized under customer-billed arrangements (see “Revenue Recognition”); the periods over which long-lived assets are depreciated or amortized; assumptions used in accounting for our defined benefit pension plans; self-insured risks and income taxes payable.

We self-insure employees’ medical and disability income benefits, workers’ compensation benefits and general liability. The recorded liability, which totaled $20.1 million at December 31, 2002, is calculated using actuarial methods and is not discounted. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Revenue Recognition - Our primary sources of revenue are from:

•          The sale of advertising space, advertising time and Internet advertising.

•          The sale of newspapers to distributors and to individual subscribers.

•          Programming services provided to cable and satellite television systems (“network affiliate fees”).

•          The sale of merchandise to consumers.

•          Royalties from licensing copyrighted characters.

Revenue recognition policies for each source of revenue are described below.

Advertising. Advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers or are broadcast on television stations or national television networks. Advertising on our Internet sites is recognized over the period in which the advertising will appear.

Advertising contracts, which generally have a term of one year or less, may provide discounts based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. Estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed and are revised as necessary based on actual volume realized.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience, requiring us to make estimates of audience size. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted over the terms of the advertising contracts.

Broadcast television stations may receive compensation for airing network programming under the terms of the network affiliation agreements. Network affiliation agreements generally provide for the payment of pre-determined fees, but may provide compensation based upon other factors. Pre-determined fees are recognized as revenue on a straight-line basis over the terms of the network affiliation agreements. Compensation dependent upon other factors, which may vary over the terms of the affiliation agreements, is recognized when such amounts are earned.

Newspaper Subscriptions. Circulation revenue for newspapers sold directly to subscribers is based upon the retail rate. Prepaid newspaper subscriptions are deferred and are included in circulation revenue on a pro-rata basis over the term of the subscriptions. Circulation revenue for newspapers sold to independent newspaper distributors, which are subject to returns, is based upon the wholesale rate. Newspaper circulation revenue is recognized upon delivery, net of estimated returns. Estimated returns are based on historical return rates and are adjusted based on actual returns realized.

Network Affiliate Fees. Cable and satellite television systems generally pay a per-subscriber fee for the right to distribute our programming on their systems under the terms of long-term distribution contracts. We may make cash payments to cable and satellite television systems and may provide an initial period in which payment of affiliate fees by the systems is waived in exchange for such long-term distribution contracts. Network affiliate fee revenues are reported net of such incentives. Incentive payments are recorded as assets upon launch of our programming on the cable or satellite television system. The costs of incentives are recognized over the terms of the contracts based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

Merchandise Sales. Revenue from the sale of merchandise is recognized when the products are delivered to the customer. We allow customers to return merchandise for full credit or refund within 30 days from the date of receipt. Revenue is reported net of estimated returns, which are based upon our historical experience. Actual levels of merchandise returned may vary from these estimates.

Licensing. Royalties from merchandise licensing are recognized as the licensee sells products. Royalties from promotional licensing are recognized on a straight-line basis over the terms of the licensing agreements.

Customer-billed Revenue. Certain of our revenues, primarily network affiliate fees and licensing revenues, are reported to us by customers in accordance with contractual terms. This requires us to estimate the amount of revenue earned in the current period. Network affiliate fees are determined by contracts with cable and satellite television systems and are based upon subscribers receiving our programming. Licensing revenues are determined by contracts with licensees and are based upon sales of licensed products. We record revenue based upon estimates of the number of subscribers receiving our programming services and licensed product sales. Estimated network affiliate fees and licensing revenues are subsequently adjusted based upon actual amounts realized.

Cash Equivalent and Short-term Investments - Cash equivalents represent debt instruments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash equivalent and short-term investments are carried at cost plus accrued income, which approximates fair value.

Inventories - Inventories are stated at the lower of cost or market. Merchandise inventories are computed using the average cost method, which approximates the first in, first out (“FIFO”) method. The cost of newsprint and other inventories is computed using the FIFO method.

We identify slow-moving or obsolete merchandise inventories and estimate appropriate loss provisions. Estimated loss provisions are calculated net of amounts that can be recovered under vendor return programs. While we have no reason to believe our inventory return privileges will be discontinued in the future, our risk of loss would increase if such a loss of return privileges were to occur.

Newspaper Joint Operating Agencies - A JOA combines all but the editorial operations of two competing newspapers in a market in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The Newspaper Preservation Act of 1970 (“NPA”) provides a limited exemption from anti-trust laws, generally permitting the continuance of JOAs in existence prior to the enactment of the NPA and the formation, under certain circumstances, of new JOAs between newspapers.

We are a partner in JOAs in four markets. The JOA between our Denver Rocky Mountain News and MediaNews Group, Inc.’s (“MediaNews”) Denver Post (the “Denver JOA”) was approved by the U.S. Attorney General in January 2001.

The Denver JOA is jointly managed by us and MediaNews. We do not share management responsibilities for our other three JOAs.

JOA revenues less JOA expenses, as defined in each JOA, equals JOA operating profits. In each case JOA expenses exclude editorial costs and expenses. JOA operating profits are split between the partners according to the terms of the JOA agreement. We receive a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets. Our portion of JOA operating profits is reported in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. We include the editorial costs and expenses of our newspapers in “Costs and expenses” in our Consolidated Statements of Income.

Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of the other JOAs.

Investments - We have invested in various securities, including public and private companies. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term. Such changes could materially affect the amounts reported in our financial statements.

We record our investments at fair value, except for securities accounted for under the equity method or that do not trade in a public market. Investments in 20%- to 50%-controlled companies and in all joint ventures and partnerships are accounted for using the equity method. Investments in private companies are recorded at adjusted cost, net of impairment write-downs, because no readily determinable market price is available. All other securities are classified as available for sale. Fair value is determined using quoted market prices. The difference between adjusted cost basis and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders’ equity.

We regularly review our investments to determine if there has been an other-than-temporary decline in value. In making that determination we consider the extent to which cost exceeds fair value, the duration of the market decline, earnings and cash forecasts, and current cash position among other factors. The cost basis is adjusted when a decline in market value is determined to be other than temporary, with the resulting adjustment charged against net income.

The cost of securities sold is determined by specific identification.

Property, Plant and Equipment - Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Printing presses	30 years
Other newspaper production equipment	5 to 10 years
Television transmission towers and related equipment	15 years
Other television and program production equipment	3 to 15 years
Office and other equipment	3 to 10 years

Goodwill - Goodwill represents the cost of acquisitions in excess of the acquired businesses’ tangible assets and identifiable intangible assets. Prior to January 1, 2002, goodwill was accounted for in accordance with Accounting Principles Board Opinion (“APB”) 17 - Intangible Assets. Amortization of goodwill was calculated on a straight-line basis over 40 years.

Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142 - Goodwill and Other Intangible Assets (see Note 2). Goodwill is no longer amortized, but is reviewed for impairment at least annually. In accordance with FAS 142 goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Scripps Networks and Shop At Home comprise separate reporting units. Our newspaper and broadcast television reporting units are based upon the size of the newspaper market and the broadcast television network affiliation.

Programs and Program Licenses - Programming aired by our broadcast television stations and by Scripps Networks is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers. Costs to produce live programming that is not expected to be rebroadcast, such as newscasts and Shop At Home programs, are expensed as incurred. Production costs for other internally produced programs are capitalized.

Program licenses generally have fixed terms, limit the number of times we can air the programs, and require payments over the terms of the licenses. The licensor retains ownership of the program upon expiration of the license. Licensed program assets and liabilities are recorded when the programs become available for broadcast. The liability for program licenses is not discounted for imputed interest.

Programs and program licenses are amortized over estimated useful lives or over the terms of the license agreements based upon expected future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Program asset write-downs are determined using a day-part methodology, whereby programs broadcast during a particular time period (such as prime time) are evaluated on an aggregate basis.

The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other noncurrent liabilities.

Other Intangible Assets - FCC licenses represents the value assigned to the broadcast licenses of acquired broadcast television stations. Broadcast television stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) which prohibits the operation of stations except in accordance with an FCC license. FCC licenses stipulate each station’s operating parameters as defined by channels, effective radiated power and antenna height. FCC licenses are granted for a term of up to eight years, and are renewable upon request. We have never had a renewal request denied, and all previous renewals have been for the maximum term.

Broadcast television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Broadcast television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. National network affiliation agreements are generally renewable upon the mutual decision of the broadcast television station and the network. Our affiliated broadcast television stations have always maintained affiliation with one of the primary national broadcast television networks.

FCC licenses and network affiliation agreements are classified as indefinite-lived intangible assets. Accordingly, effective January 1, 2002, these assets are no longer amortized but are tested for impairment at least annually. Prior to the adoption of FAS 142 these assets were amortized on a straight-line basis over 40 years. Under FAS 142 we also assess, at least annually, whether the assets continue to have indefinite lives.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with the broadcast television stations and cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising and sell merchandise to viewers. While these contracts are renewable, most of our acquired contracts have been renewed a limited number of times. As a result, we amortize these contractual relationships over the terms of the distribution contracts.

Customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

Impairment of Long-Lived Assets - In accordance with FAS 142 goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. We have elected to perform our impairment review during the fourth quarter of each year, in conjunction with our annual planning cycle. At December 31, 2002, we found no impairment of goodwill or other indefinite-lived intangible assets.

In accordance with FAS 144 - Accounting for the Impairment and Disposal of Long-lived Assets, other long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Our temporary differences primarily result from accelerated depreciation and amortization for tax purposes, investment gains and losses not yet recognized for tax purposes and accrued expenses not deductible for tax purposes until paid.

Risk Management Contracts - We do not hold derivative financial instruments for trading or speculative purposes, and we do not hold leveraged contracts. From time to time we may use interest rate swaps to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. We held no derivative financial instruments in the three years ended December 31, 2002.

In February 2003, we entered into a pay-floating interest rate swap, effectively converting $50 million of newly issued 3.75% notes due in 2008 to variable rate obligations. See Note 12.

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,

( in thousands )	2002	2001	2000

Basic weighted-average shares outstanding	79,485	78,825	78,170

Effect of dilutive securities:
Unvested restricted stock held by employees	169	169	165
Stock options held by employees	965	976	826

Diluted weighted-average shares outstanding	80,619	79,970	79,161

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in Note 18. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common shares vest over an incentive period conditioned upon the individual’s employment through that period. We measure compensation expense using the intrinsic-value-based method of APB 25 – Accounting for Stock Issued to Employees, and its related interpretations. No stock-based compensation expense is recorded upon the issuance of stock options as the exercise price of all options granted equals the market value of the underlying common stock on the date of grant. The values of awards of Class A Common shares, which require no payment by the employee, are amortized to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 - Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective for fiscal years ending after December 15, 2002:

	For the years ended December 31,

( in thousands, except per share data )	2002	2001	2000

Net income, as reported	$188,297	$137,963	$163,453
Add stock-based compensation included in reported income, net of related income tax effects:
Stock options		881
Restricted share awards	6,427	2,748	4,591
Deduct stock-based compensation determined under fair value based method, net of related tax effects:
Stock options	(13,801)	(12,610)	(8,273)
Restricted share awards	(6,427)	(2,748)	(4,591)

Pro forma net income	$174,496	$126,234	$155,180

Net income per share of common stock:
Basic earnings per share:
As reported	$2.37	$1.75	$2.09
Additional stock option compensation, net of tax effects	(.17)	(.15)	(.11)

Pro forma	$2.20	$1.60	$1.99

Diluted earnings per share:
As reported	$2.34	$1.73	$2.06
Additional stock option compensation, net of tax effects	(.17)	(.15)	(.10)

Pro forma	$2.16	$1.58	$1.96

Net income per share amounts may not foot since each is calculated independently.

Fair value was calculated using the Black-Scholes option pricing model. Assumptions used to determine fair value are as follows:

	For the years ended December 31,

	2002	2001	2000

Weighted-average fair value of options granted	$22.20	$18.92	$15.87
Assumptions used to determine fair value:
Dividend yield	0.8%	1.5%	1.5%
Expected volatility	22.1%	23.0%	24.0%
Risk-free rate of return	4.5%	5.5%	6.5%
Expected life of options	7 years	7 years	7 years

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2.         ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - We adopted FAS 141 - Business Combinations and FAS 142 - Goodwill and Other Intangible Assets effective January 1, 2002. We determined there was no impairment of goodwill or other intangible assets as of the date of adoption. If the non-amortization provisions of FAS 142 had been effective for all periods presented, reported results of operations would have been as follows:

	For the Years Ended

	December 31, 2001			December 31, 2000

( in thousands, except per share data )	Net Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS

As reported	$137,963	$1.75	$1.73	$163,453	$2.09	$2.06

Add back amortization of:
Goodwill	27,356.35		.34	25,798.33		.33
FCC licenses	470.01		.01	470.01		.01
Network affiliation and other	233.00		.00	226.00		.00

As adjusted	$166,022	$2.11	$2.08	$189,947	$2.43	$2.40

We adopted FAS 143 - Accounting for Asset Retirement Obligations effective January 1, 2002. The statement requires the fair value of an asset retirement obligation be recorded when incurred. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated useful life. Adoption of this standard had no effect on our financial statements.

In 2001, we adopted FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, which replaced FAS 121 - Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of. This statement developed one accounting model for assets to be disposed, and requires that long-lived assets be recorded at the lower of carrying amount or fair value less costs to sell. Adoption of this standard had no effect on our financial statements.

In 2002, we adopted FAS 145 - Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections. Among the more important provisions of this statement are the requirements that gains and losses on the early retirement of debt are classified as extraordinary items only if such gains and losses meet the requirements of APB 30 - Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and the requirement that certain lease modifications that have economic effects similar to a sales-leaseback transaction to be accounted for as a sale-leaseback transaction. Adoption of this standard had no effect on our financial statements.

Recently Issued Accounting Standards - FAS 146 - Accounting for Costs Associated with Exit or Disposal Activities was issued in June 2002. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and nullifies Emerging Issues Task Force Issue No. (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The primary difference between this statement and EITF 94-3 is that FAS 146 requires a liability for costs associated with exit or disposal activities to be recorded when incurred rather than when management commits to an exit plan.

FASB Interpretation No. (“Interpretation”) 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued in November 2002 and is effective for guarantees issued or modified after December 31, 2002. Interpretation 45 requires a guarantor to disclose information regarding the amounts, terms, maximum future payments and the carrying amount of guarantees, and to recognize a liability for the obligations undertaken at the time a guarantee is issued.

Interpretation 46 - Consolidation of Variable Interest Entities was issued in January 2003 and is effective with respect to all variable interest entities created or acquired after January 31, 2003, and to all variable interest entities held prior to that date in the first fiscal year or interim period beginning after June 15, 2003. Interpretation 46 clarifies when such entities must be consolidated.

Adoptions of these standards are expected to have no effect on our financial statements.

3.         ACQUISITIONS AND DIVESTITURES

Acquisitions

2002 -

In the first quarter, we acquired an additional 1% interest in Food Network for $5.2 million in cash. We acquired an additional fractional interest in our Evansville newspaper in the second quarter for $0.4 million in cash.

In the fourth quarter, we acquired a 70% controlling interest in Shop At Home for $49.5 million. Related to the acquisition of the controlling interest, we loaned Summit America Television, Inc. (“Summit America”), the former parent of Shop At Home, $47.5 million to be repaid in three years. We also purchased $3.0 million of Summit America redeemable preferred stock. See Note 6.

Acquiring a controlling interest in Shop At Home provides us with an existing infrastructure and workforce with retailing expertise, enabling us to quickly gain scale in a growing market. We expect to leverage our expertise as a diverse media company to expand distribution and to offer a wider range of products. Acquiring Shop At Home also enables us to provide a video commerce platform to our advertisers.

Summit America has the right to require us to purchase the remaining 30% of Shop At Home at any time between November 1, 2004, and October 31, 2007, at the then fair value. We have an option to acquire the remaining 30% of Shop At Home at any time after October 31, 2007, at the then fair value.

2001 -	We acquired an additional 4% interest in Food Network for $19.4 million and an additional fractional interest in our Evansville newspaper.

2000 -

In the first quarter, we acquired the daily newspaper in Fort Pierce, Florida, in exchange for our newspaper in Destin, Florida, and $28.1 million in cash, strengthening our position in the Stuart and Vero Beach, Florida, markets. Also in the first quarter, we acquired television station KMCI in Lawrence, Kansas, for $14.6 million in cash. In the fourth quarter we acquired the daily newspaper in Henderson, Kentucky, which is adjacent to our Evansville, Indiana, daily newspaper, for $22.9 million in cash. We also acquired the weekly newspaper in Marco Island, Florida, which is adjacent to our Naples, Florida, daily newspaper, for $16.1 million in cash.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition. The allocation of the purchase price to the Shop At Home assets and liabilities is based upon preliminary appraisals, and is therefore subject to change.

	For the years ended December 31,

( in thousands )	2002	2001	2000

Current assets, primarily inventory	$18,662		$2,427
Investments	3,000
Property, plant and equipment	35,672		12,068
Intangible assets	5,222		13,113
Goodwill	35,026	$19,563	60,192
Fair value of note from Summit America	43,000
Other assets	251

Total assets acquired	140,833	19,563	87,800

Current liabilities	(31,927)		(1,876)
Minority interest	(2,242)

Total liabilities assumed	(34,169)		(1,876)

Fair value of Destin newspaper			(3,857)

Cash paid	$106,664	$19,563	$82,067

Approximately $1.1 million of the $5.2 million of intangible assets acquired in the Shop At Home transaction was assigned to trade names and domain names, which have indefinite lives. Of the remaining amounts, $1.5 million was assigned to customer lists, which are amortized over three years, and $2.6 million to network distribution relationships, which are amortized over contract lives. Intangible assets acquired in 2000 primarily represent the value of the FCC license for KMCI, which are no longer subject to amortization under the provisions of FAS 142.

Goodwill of $29.7 million was acquired in the Shop At Home transaction. The entire amount was assigned to the Shop At Home business segment. Goodwill in the newspaper acquisitions in 2000 totaled $59.8 million and was allocated to the newspaper segment. Substantially all of the other goodwill acquired relates to the purchase of minority interests in Food Network, and was assigned to the Scripps Networks business segment. All acquired goodwill is expected to be deductible for tax purposes.

Operating results of acquired businesses are included in the Consolidated Statements of Income from the dates of acquisitions, with the exception of KMCI whose results were included while we operated the station under a contract with the previous owner.

The following table summarizes, on a pro forma basis, the estimated combined results of operations of Scripps and Shop At Home had the transaction taken place at the beginning of 2000. Pro forma results are not presented for the other acquisitions because the combined results of operations would not be significantly different from reported amounts.

The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition and additional depreciation and amortization of the assets acquired. The 2001 and 2000 periods do not include amortization of goodwill and indefinite-lived intangible assets that are no longer amortizable under the provisions of FAS 142. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,

( in thousands, except per share data )	2002	2001	2000

Operating revenues	$1,783,477	$1,620,075	$1,890,299
Net income	174,492	115,209	146,372

Net income per share of common stock:
Basic	$2.20	$1.46	$1.87
Diluted	$2.16	$1.44	$1.85

Divestitures

2000 -

We sold our independent telephone directories and traded our Destin, Florida, newspaper and cash for the daily newspaper in Fort Pierce, Florida. The sales and trade resulted in net gains of $6.2 million, $4.0 million after-tax ($.05 per share). Operating revenue related to divested operating units was $10.5 million in 2000.

4.         RESTRUCTURING CHARGES AND UNUSUAL ITEMS

2002 -

Reported results of operations were affected by the following items:

•          Net investment results were a pre-tax charge of $85.7 million, decreasing net income by $55.6 million, $.69 per share. Included in net investment results are i) $80.1 million in write-downs for several investments, including $35.1 million due to the decline in value of our investment in AOL Time Warner (“AOL”) and $23.0 million due to declines in the value of the Scripps Ventures Funds I and II (“Scripps Ventures”) investment portfolios, and ii) $3.6 million of costs associated with winding down the Scripps Ventures investment funds.

•          A $3.9 million gain on the sale of real estate at the Denver JOA increased net income by $2.4 million, $.03 per share.

•          We reduced our estimated tax liability for prior years and increased the estimated amount we expect to realize from foreign tax credit carryforwards (see Note 5). Net income was increased by $9.8 million, $.12 per share.

The combined effect of the above items was to decrease 2002 net income by $43.4 million, $.54 per share.

2001 -

Reported results of operations were affected by the following items:

•          Net investment results were a pre-tax credit of $5.1 million, increasing net income by $3.8 million, $.05 per share. Included in net investment results are i) realized net gains totaling $77.3 million, including $65.9 million on the exchange of our investment in Time Warner for AOL, which acquired Time Warner in the first quarter, and an $11.7 million gain on the sale of a portion of our investment in Centra Software, ii) $80.2 million in write-downs for several investments, including a $29.0 million write-down of the investment in AOL in the fourth quarter, and iii) an $11.5 million reduction in accrued performance-based compensation, to zero at December 31, 2001.

•          Costs of $16.1 million associated with workforce reductions, including our $5.9 million share of such costs at the Denver JOA, decreased operating net income by $10.1 million, $.13 per share.

The combined effect of the above items was to decrease 2001 net income by $6.3 million, $.08 per share.

2000 -

In addition to the gains on divested operations described in Note 3, reported results of operations were affected by the following items:

•          Net investment results were a pre-tax charge of $24.8 million, decreasing net income by $15.8 million, $.20 per share. Included in net investment results are i) realized gains of $12.4 million, ii) $29.9 million in write-downs for several investments, and iii) a $4.5 million increase in accrued performance-based compensation, to $11.5 million at December 31, 2000.

•          Expenses of $9.5 million associated with the formation of the Denver JOA reduced net income by $6.2 million, $.08 per share.

•          We reduced our estimated tax liability for prior years and our estimate of unrealizable state net operating loss carryforwards (see Note 5). Net income was increased by $7.2 million, $.09 per share.

The combined effect of the above items was to decrease 2000 net income by $10.9 million, $.14 per share.

5.         INCOME TAXES

In 2002, we settled the audit of our 1992 through 1995 consolidated federal income tax returns with the Internal Revenue Service (“IRS”). Our 1996 through 2001 consolidated federal income tax returns are currently under examination by the IRS. As a result of the settlement and proposed adjustments in the current examination, we reduced our estimated liability for prior year income taxes and increased the amount we expect to realize from foreign tax credit carryforwards. These changes in estimates reduced our 2002 tax provision by $9.8 million. In 2000, we reduced our liability for prior year income taxes by $4.2 million.

We believe adequate provision has been made for all open tax years.

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,

( in thousands )	2002	2001

Accelerated depreciation and amortization	$181,682	$148,780
Investments, primarily gains and losses not yet recognized for tax purposes	(262)	22,795
Accrued expenses not deductible until paid	(12,537)	(10,219)
Deferred compensation and retiree benefits not deductible until paid	(36,759)	(29,673)
Other temporary differences, net	(15,518)	(10,499)

Total	116,606	121,184
State net operating loss carryforwards	(13,055)	(13,587)
Valuation allowance for state deferred tax assets	8,715	6,393

Net deferred tax liability	$112,266	$113,990

Our state net operating loss carryforwards expire from 2003 through 2017. At each balance sheet date we estimate the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance. Based upon expected taxable income of subsidiary companies with state net operating loss carryforwards during the carryforward periods, we reduced our valuation allowance by $3.0 million in 2000.

The provision for income taxes consisted of the following:

	For the years ended December 31,

( in thousands )	2002	2001	2000

Current:
Federal	$60,779	$55,758	$82,514
State and local	20,530	15,531	18,361
Foreign	5,203	3,787	5,376

Total	86,512	75,076	106,251
Tax benefits of compensation plans allocated to additional paid-in capital	13,293	10,478	4,959

Total current income tax provision	99,805	85,554	111,210

Deferred:
Federal	(3,271)	435	(13,340)
Other	1,361	(981)	(3,519)

Total	(1,910)	(546)	(16,859)
Deferred tax allocated to other comprehensive income	17,724	14,614	13,739

Total deferred income tax provision	15,814	14,068	(3,120)

Provision for income taxes	$115,619	$99,622	$108,090

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,

	2002	2001	2000

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes	5.6	4.0	3.5
Adjustment of liability for prior year income taxes	(3.2)		(1.5)
Amortization of nondeductible goodwill		1.6	1.4
Miscellaneous		0.7	0.8

Effective income tax rate	37.4%	41.3%	9.2%

6.         INVESTMENTS

Investments consisted of the following:

	As of December 31,

( in thousands, except share data )	2002	2001

Securities available for sale (at market value):
AOL Time Warner (2,017,000 shares)	$26,420	$64,740
Centra Software (700,500 shares)	701	5,604
Other	3,407	4,563

Total available-for-sale securities	30,528	74,907
Denver JOA	194,347	198,527
FOX Sports Net South and other joint ventures	8,506	6,744
Summit America preferred stock	3,000
Other equity investments	17,970	51,364

Total investments	$254,351	$331,542

Unrealized gains (losses) on securities available for sale	$(1,457)	$7,793

Note receivable from Summit America, at initial fair value plus accreted discount	$43,250

Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value at December 31, 2002, however, many of the investees have had no rounds of equity financing in the past two years. There can be no assurance we would realize the carrying value of these securities upon their sale.

We ceased active management of Scripps Ventures in 2002. Scripps Ventures invested approximately $100 million in new businesses focusing primarily on new media technology and realized approximately $45 million from the sale of investments. The carrying value of the portfolio was $3.8 million as of December 31, 2002.

In connection with the acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition is accreted to income over the term of the note. Based upon market interest rates for fixed rate securities with similar terms and credit quality, we estimate the fair value of the note was approximately $46.3 million at December 31, 2002.

Summarized financial information for the Denver JOA and a summary of amounts recorded in our consolidated financial statements are presented below. The Denver JOA is organized as a limited liability company that has elected to be treated as a partnership for income tax purposes. Therefore the partners are responsible for income taxes applicable to their share of the taxable income of the Denver JOA. The net income of the Denver JOA presented below does not reflect income taxes that will be incurred by its partners.

	As of December 31,

( in thousands )	2002	2001

Financial Position of Denver JOA:
Current assets	$95,195	$96,273
Current liabilities	42,534	46,887

Working capital	52,661	49,386
Property, plant and equipment	174,546	198,786
Other assets	8,741	11,950
Noncurrent liabilities	(17,943)	(13,528)

Stockholders’ equity	$218,005	$246,594

Amounts recorded by Scripps:
Investment in Denver JOA	$194,347	$198,527

	For the year ended December 31, 2002 and for the period January 22, 2001, to December 31, 2001

( in thousands )	2002	2001

Results of Operations of Denver JOA:
Operating revenues	$418,641	$384,523
Costs and expenses	(353,935)	(379,476)
Other credits (charges)	2,918	(258)

Net income	$67,624	$4,789

Amounts recorded by Scripps:
Share of JOA profits for the period	$34,013	$1,890
Share of DNA gains (restructuring charges)	3,856	(5,881)

Share of JOA profits included in newspaper segment profit	$30,157	$7,771

RMN operating revenues	$157	$20
Share of JOA profits included in newspaper segment profit	30,157	7,771
RMN editorial costs and expenses for the period	(20,896)	(20,034)

RMN contribution to segment profit (loss)	9,418	(12,243)
RMN depreciation and amortization	(514)	(437)
Share of DNA gains (restructuring charges)	3,856	(5,881)

RMN income (loss)	$12,760	$(18,561)

Distributions received for the period	$43,700	$17,500

The RMN received a 50% interest in the Denver JOA in exchange for the contribution of most of its assets to the Denver JOA and the payment of $60 million to MediaNews. No gain or loss was recognized on the contribution of the assets to the Denver JOA. The Denver JOA recorded the net assets contributed by us and by MediaNews at their historical cost. The difference between the carrying amount of our investment in the Denver JOA and our 50% share of the stockholders’ equity of the Denver JOA relates to differences between the carrying value and the fair value of the contributed net assets.

7.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,

( in thousands )	2002	2001

Land and improvements	$52,502	$45,246
Buildings and improvements	224,874	204,792
Equipment	622,860	549,660

Total	900,236	799,698
Accumulated depreciation	443,447	405,021

Net property, plant and equipment	$456,789	$394,677

In 2002, we sold our Cincinnati television station production facility to the City of Cincinnati for $7.9 million in cash. Our television station will continue to use the facility until construction of a new production facility is completed in 2004. The gain on the sale of the facility of $7.6 million has been deferred until our station relocates to its new production facility. We will receive an additional $3.0 million in incentive payments if our station relocates prior to June 1, 2004.

8.         GOODWILL

The carrying amount of goodwill by business segment and changes in the carrying amount of goodwill are as follows:

( in thousands )	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total

Balance as of December 31, 1999	$770,527	$124,302	$234,541		$11,349	$1,140,719

Acquired during the year	59,767	425				60,192
Attributed to business sold	(558)				(11,156)	(11,714)
Amortization of goodwill	(22,743)	(3,546)	(7,587)		(174)	(34,050)

Balance as of December 31, 2000	806,993	121,181	226,954		19	1,155,147

Acquired during the year	128	19,435				19,563
Attributed to business sold and contribution to Denver JOA	(1,423)	(425)				(1,848)
Amortization of goodwill	(24,966)	(4,225)	(7,587)		(1)	(36,779)

Balance as of December 31, 2001	780,732	135,966	219,367		18	1,136,083

Acquired during the year	93	5,235		$29,698		35,026

Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109

9.         PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

	As of December 31, 2002			As of December 31, 2001

( in thousands )	Scripps Networks	Broadcast Television	Total	Scripps Networks	Broadcast Television	Total

Carrying amount	$572,917	$55,964	$628,881	$477,541	$62,231	$539,772
Accumulated amortization	320,112	22,551	342,663	263,122	33,315	296,437

Net book value	$252,805	$33,413	$286,218	$214,419	$28,916	$243,335

Amortization included in the consolidated financial statements, and estimated amortization of recorded program assets for each of the next five years, is presented below.

( in thousands )	Scripps Networks	Broadcast Television	Total

Amortization expense for the year ended December 31:
2002	$111,903	$42,286	$154,189
2001	92,386	43,103	135,489
2000	71,638	49,406	121,044

Estimated amortization for the year ending December 31:
2003	$94,761	$29,435	$124,196
2004	78,184	3,884	82,068
2005	50,998	37	51,035
2006	24,065	24	24,089
2007	4,797	17	4,814
Later years		16	16

Total	$252,805	$33,413	$286,218

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce or license additional programs.

The cost of licensed or produced programs capitalized was $199 million in 2002, $167 million in 2001 and $189 million in 2000. At December 31, 2002, we were committed to license or produce approximately $182 million of additional programs. If such programs are not produced, our commitments would expire without obligation.

10.       UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

	As of December 31,

( in thousands )	2002	2001

Network launch incentives	$295,926	$205,726
Accumulated amortization	107,991	84,897

Net book value	187,935	120,829
Unbilled affiliate fees	11,078	3,810

Total unamortized network distribution incentives	$199,013	$124,639

Amortization included in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

( in thousands )

Amortization for the year ended December 31:
2002	$ 20,884
2001	21,406
2000	18,058

Estimated amortization for the year ending December 31:
2003	$ 23,621
2004	26,384
2005	27,270
2006	24,412
2007	17,230
Later years	69,018

Total	$ 187,935

Actual amortization will be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

We capitalized launch incentive payments totaling $90.1 million in 2002, $82.3 million in 2001 and $13.4 million in 2000.

11.       OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following:

	As of December 31, 2002			As of December 31, 2001

( in thousands )	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

Acquired network distribution	$23,308	$(18,558)	$4,750	$20,669	$(15,213)	$5,456
Customer lists	5,753	(1,634)	4,119	4,219	(1,216)	3,003
Other	6,607	(4,476)	2,131	6,607	(4,062)	2,545

Total amortized	$35,668	$(24,668)	11,000	$31,495	$(20,491)	11,004

Network affiliation			26,748			26,748
FCC licenses			25,622			25,622
Pension liability adjustments			1,563
Other			2,862			1,585

Total unamortized			56,795			53,955

Total			$67,795			$64,959

Intangible assets by business segment were as follows:

	As of December 31,

( in thousands )	2002	2001

Newspapers	$4,925	$5,336
Scripps Networks	3,996	6,904
Broadcast television	52,593	52,719
Shop At Home	4,718
Minimum pension liability adjustment	1,563

Total other intangible assets	$67,795	$64,959

Amortization of other intangible assets under the provisions of FAS 142, and estimated amortization expense of intangible assets for each of the next five years, is as follows:

( in thousands )	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Total

Amortization expense for the year ended December 31:
2002	$677	$3,135	$127	$510	$4,449
2001	679	4,063	125		4,867
2000	423	3,764	127		4,314

Estimated amortization for the year ending December 31:
2003	$409	$2,229	$127	$1,481	$4,246
2004	409	590	48	1,237	2,284
2005	379	122	48	946	1,495
2006	360	122			482
2007	327	122			449
Later years	1,892	152			2,044

Total	$3,776	$3,337	$223	$3,664	$11,000

12.       LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,

( in thousands )	2002	2001

Variable rate credit facilities	$312,371	$513,855
$200 million, 5.750% notes, due in 2012	198,809
$100 million, 4.250% notes, due in 2009	99,334
$100 million, 6.625% notes, due in 2007	99,930	99,916
$100 million, 6.375% notes, due in 2002		99,983
Other notes, primarily due on demand	14,528	10,090

Total long-term debt	724,972	723,844
Current portion of long-term debt	75,171	613,878

Long-term debt (less current portion)	$649,801	$109,966

Fair value of long-term debt *	$759,900	$730,000

      *     Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $600 million (the “Variable Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $400 million in aggregate borrowings expiring in August 2003 and the second a $200 million facility expiring in 2007. The August 2003 facility is expected to be replaced with a similar facility prior to its expiration. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on the Variable Rate Credit Facilities at December 31 was 1.4% in 2002 and 2.0% in 2001.

We have a U.S. shelf registration statement which allows us to borrow up to $500 million, of which $400 million was available at December 31, 2002. In February 2003, we borrowed $50 million under the shelf registration statement, reducing the available amount to $350 million. The proceeds from the notes were used to reduce commercial paper borrowings. Concurrently, we entered into a pay-floating interest rate swap, effectively converting the notes to a variable rate obligation indexed to LIBOR.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We are in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Capitalized interest was $0.6 million in 2002, $0.7 million in 2001 and $0.2 million in 2000.

13.       OTHER NONCURRENT LIABILITIES AND MINORITY INTERESTS

Other noncurrent liabilities and minority interests consisted of the following:

	As of December 31,

( in thousands )	2002	2001

Program rights payable	$62,114	$42,234
Employee compensation and benefits	100,384	101,205
Network distribution incentives	66,222	69,543
Minority interests	20,948	13,825
Deferred gain on sale of WCPO building	7,649
Other	16,280	15,490

Total other long-term obligations and minority interests	273,597	242,297
Current portion of other noncurrent liabilities	137,229	112,903

Other noncurrent liabilities and minority interests (less current portion)	$136,368	$129,394

14.       SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,

( in thousands )	2002	2001	2000

Other changes in certain working capital accounts, net:
Accounts receivable	$(42,867)	$23,500	$(24,238)
Prepaid and accrued pension expense	(24,696)	5,280	3,418
Accounts payable	5,227	(24,464)	(2,120)
Accrued income taxes	(18,167)	11,868	586
Other accrued liabilities	16,024	(17,927)	8,024
Other, net	(2,402)	2,812	(4,443)

Total	$(66,881)	$1,069	$(18,773)

15.       EMPLOYEE BENEFIT PLANS

Retirement plans expense consisted of the following:

	For the years ended December 31,

( in thousands )	2002	2001	2000

Service cost	$13,326	$13,022	$13,857
Interest cost	20,203	20,970	19,198
Expected return on plan assets, net of expenses	(20,729)	(27,362)	(27,596)
Net amortization and deferral	620	(71)	(1,259)

Total for defined benefit plans	13,420	6,559	4,200
Multi-employer plans	399	747	1,248
Defined contribution plans	5,948	5,618	6,208

Total	$19,767	$12,924	$11,656

Assumptions used in the accounting for the defined benefit plans were as follows:

	2002	2001	2000

Used to determine annual expense:
Discount rate	7.50%	8.00%	7.50%
Long-term rate of return on plan assets	9.50%	10.00%	9.50%
Increase in compensation levels	5.00%	5.50%	5.00%

Used in year-end valuation of pension obligations and funded status:
Discount rate	6.50%	7.50%	8.00%
Long-term rate of return on plan assets	8.25%	9.50%	10.00%
Increase in compensation levels	4.75%	5.00%	5.50%

The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,

( in thousands )	2002	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$273,207	$274,971	$268,810
Service cost	13,326	13,022	13,857
Interest cost	20,203	20,970	19,198
Benefits paid	(17,498)	(17,920)	(16,606)
Reductions associated with dispositions and formation of Denver JOA	(1,818)	(15,940)
Actuarial losses (gains)	49,872	(1,896)	(10,288)

Benefit obligation at end of year	337,292	273,207	274,971

Change in plan assets
Fair value at beginning of year	229,460	286,338	302,934
Actual return (loss) on plan assets	(17,662)	(22,589)	(799)
Company contributions	40,361	1,477	809
Benefits paid	(17,498)	(17,920)	(16,606)
Transfers associated with dispositions and formation of Denver JOA	(4,814)	(17,846)

Fair value at end of year	229,847	229,460	286,338

Plan assets greater than (less than) projected benefits	(107,445)	(43,747)	11,367
Unrecognized net loss (gain)	98,964	10,169	(38,904)
Unrecognized prior service cost	875	1,880	2,629
Unrecognized net asset at the date FAS 87 was adopted, net of amortization		(603)	(2,012)

Prepaid (accrued) pension costs	$(7,606)	$(32,301)	$(26,920)

Amounts recognized in Consolidated Balance Sheets
Prepaid pension costs	$9,668	$20,564	$16,364
Accrued pension benefit obligation	(51,693)	(52,865)	(43,284)
Intangible asset	1,563
Minimum pension liability adjustment included in accumulated other comprehensive income	32,856

Prepaid (accrued) pension costs	$(7,606)	$(32,301)	$(26,920)

Plan assets consist of marketable equity and fixed-income securities.

16.       SEGMENT INFORMATION

Our reportable segments are strategic businesses that offer different products and services. We evaluate the operating performance (“Segment Profit (Loss)”) of our business segments based primarily on earnings before interest, income taxes, depreciation and amortization, excluding divested operating units, restructuring charges, investment results and certain other unusual items.

Information regarding our business segments is as follows:

	For the years ended December 31,

( in thousands )	2002	2001	2000

SEGMENT OPERATING REVENUES
Newspapers	$682,449	$688,375	$908,145
Scripps Networks	415,402	337,195	295,681
Broadcast television	305,154	277,601	343,125
Shop At Home	42,345
Licensing and other media	90,314	88,785	96,895

Total segment operating revenues	1,535,664	1,391,956	1,643,846
Divested operating units			10,500

Total operating revenues	$1,535,664	$1,391,956	$1,654,346

SEGMENT PROFIT (LOSS)
Newspapers	$270,268	$237,686	$269,409
Scripps Networks	124,596	75,547	68,770
Broadcast television	98,109	79,651	129,018
Shop At Home	(1,682)
Licensing and other media	17,284	14,881	16,144
Corporate	(27,810)	(18,596)	(19,825)

Total segment profit	480,765	389,169	463,516
Divested operating units			261
Depreciation	(58,319)	(55,658)	(69,057)
Amortization of goodwill and other intangible assets	(4,449)	(42,995)	(40,108)
Restructuring charges, including share of Denver JOA charges	3,856	(16,079)	(9,523)
Investment results, net of expenses	(85,667)	5,063	(24,834)
Net gains on divested operations			6,196
Interest expense	(28,301)	(39,197)	(51,934)
Miscellaneous, net	1,037	1,079	1,485

Income before income taxes and minority interest	$308,922	$241,382	$276,002

DEPRECIATION
Newspapers	$25,839	$25,869	$40,574
Scripps Networks	9,300	8,357	7,063
Broadcast television	19,618	19,652	19,277
Shop At Home	1,372
Licensing and other media	856	831	814
Corporate	1,334	949	972

Total	58,319	55,658	68,700
Divested operating units			357

Per consolidated financial statements	$58,319	$55,658	$69,057

AMORTIZATION OF INTANGIBLE ASSETS
Newspapers	$677	$679	$423
Scripps Networks	3,135	4,063	3,764
Broadcast television	127	125	127
Shop At Home	510

Total	4,449	4,867	4,314
Amortization of goodwill and intangible assets with indefinite lives		38,128	35,794

Per consolidated financial statements	$4,449	$42,995	$40,108

	For the years ended December 31,

( in thousands )	2002	2001	2000

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Newspapers	$38,616	$34,363	$29,834
Scripps Networks	14,545	14,114	12,236
Broadcast television	23,655	18,785	31,280
Shop At Home	576
Licensing and other media	373	338	586
Corporate	10,635	623	548

Total	88,400	68,223	74,484
Divested operating units			93

Per consolidated financial statements	$88,400	$68,223	$74,577

BUSINESS ACQUISITIONS AND
OTHER ADDITIONS TO LONG-LIVED ASSETS
Newspapers	$534	$63,199	$74,878
Scripps Networks	95,384	103,263	15,035
Broadcast television	20	27	14,710
Shop At Home	101,099
Venture capital and other investments	11,373	18,139	53,615

Total	$208,410	$184,628	$158,238

ASSETS
Newspapers	$1,284,315	$1,274,694	$1,276,264
Scripps Networks	790,667	638,636	521,545
Broadcast television	505,402	496,911	524,696
Shop At Home	142,138
Licensing and other media	23,465	26,899	34,851
Venture capital and other investments	48,956	127,924	170,156
Corporate	75,394	76,547	60,379

Per consolidated financial statements	$2,870,337	$2,641,611	$2,587,891

No single customer provides more than 10% of our revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides approximately 60% of our international revenues, which are less than $50 million annually.

Other additions to long-lived assets include investments and launch incentives capitalized. Corporate assets are primarily cash, cash equivalent and other short-term investments, and deferred income taxes.

17.       COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss. Our cable television systems were acquired by Comcast Corporation (“Comcast”) in 1996. Pursuant to the terms of the agreement with Comcast, we remain liable for any losses resulting from certain lawsuits, certain other expenses and tax liabilities of the cable television systems attributable to periods prior to the transactions.

Minimum payments on noncancelable leases at December 31, 2002, were: 2003, $14.3 million; 2004, $12.2 million; 2005, $9.5 million; 2006, $7.0 million; 2007, $6.6 million; and later years, $17.8 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $19.0 million in 2002, $16.8 million in 2001 and $19.3 million in 2000.

In the ordinary course of business we enter into long-term contracts to obtain satellite transmission rights, to obtain distribution of Shop At Home, or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2002, were: 2003, $40.8 million; 2004, $38.5 million; 2005, $29.7 million; and 2006, $2.8 million. We expect these contracts will be replaced with similar contracts upon their expiration.

18.       CAPITAL STOCK AND INCENTIVE PLANS

Capital Stock - Scripps’ capital structure includes Common Voting Shares and Class A Common Shares. The articles of incorporation provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

Repurchase of a total of 6.0 million Class A Common Shares has been authorized by the Board of Directors. A total of 4.3 million shares were repurchased between June 1997 and October 2001, at prices ranging from $39 to $60 per share. The balance remaining on the authorization is 1.7 million shares.

Incentive Plans - Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of restricted and unrestricted Class A Common Shares, incentive and nonqualified stock options with 10-year terms, stock appreciation rights, and performance units to key employees and non-employee directors. The Plan expires in 2007, except for options then outstanding. The number of shares authorized for issuance under the plan at December 31, 2002, was 13.9 million, of which approximately 3.9 million had not been issued.

Restricted Stock - Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s employment throughout that period. During the vesting period shares issued are nontransferable, but the shares are entitled to all the rights of an outstanding share.

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Weighted - Average Exercise Price	Range of Exercise Prices

Unvested shares at December 31, 1999	243,309	$ 40.00	$ 26 - 56
Shares awarded in 2000	296,903	49.31	44 - 60
Shares forfeited in 2000	(15,445)	44.78	39 - 48
Shares vested in 2000	(130,836)	37.79	26 - 52

Unvested shares at December 31, 2000	393,931	46.78	26 - 60
Shares awarded in 2001	184,947	63.51	57 - 71
Shares forfeited in 2001	(2,500)	52.54	45 - 63
Shares vested in 2001	(153,497)	45.42	26 - 60

Unvested shares at December 31, 2001	422,881	54.55	42 - 71
Shares awarded in 2002	32,305	72.43	72 - 77
Shares forfeited in 2002	(1,800)	48.29	45 - 67
Shares vested in 2002	(125,010)	61.26	42 - 84

Unvested shares at December 31, 2002	328,376	$ 55.77	$ 43 - 77

Stock Options - Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual’s employment through that period.

The following table presents information about stock options:

	Number of Shares	Weighted - Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 1999	3,626,767	$ 31.75	$ 11 - 56
Granted in 2000	1,025,550	49.27	43 - 60
Exercised in 2000	(401,380)	21.38	11 - 50
Forfeited in 2000	(1,500)	49.00	49

Outstanding at December 31, 2000	4,249,437	36.98	11 - 60
Granted in 2001	1,102,200	64.17	58 - 70
Exercised in 2001	(743,227)	27.38	11 - 56
Forfeited in 2001	(76,872)	49.75	20 - 64

Outstanding at December 31, 2001	4,531,538	44.95	15 - 70
Granted in 2002	1,116,800	75.31	73 - 78
Exercised in 2002	(808,304)	30.37	15 - 67

Outstanding at December 31, 2002	4,840,034	$ 54.39	$ 16 - 78

Substantially all options granted prior to 2000 are exercisable. Options granted in 2000 through 2002 generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price

1993 - expire in 2003	71,450	$ 16	71,450	$ 16	$ 16.35
1994 - expire in 2004	268,100	18 - 21	268,100	18 - 21	18.90
1995 - expire in 2005	9,800	20	9,800	20	20.01
1996 - expire in 2006	79,000	26 - 29	79,000	26 - 29	27.01
1997 - expire in 2007	367,350	35 - 42	367,350	35 - 42	35.12
1998 - expire in 2008	443,200	39 - 56	443,200	39 - 56	47.32
1999 - expire in 2009	580,679	42 - 52	580,679	42 - 52	47.17
2000 - expire in 2010	871,366	43 - 60	705,911	43 - 60	49.36
2001 - expire in 2011	1,032,289	58 - 70	466,637	58 - 70	64.22
2002 - expire in 2012	1,116,800	73 - 78			75.31

Total options on number of shares	4,840,034		2,992,127

19.       SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data ) 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Operating revenues	$ 344,685	$ 380,435	$ 354,267	$ 456,277	$ 1,535,664
Equity in earnings of JOAs and other joint ventures	15,756	20,503	19,223	27,763	83,245
Costs and expenses	(264,142)	(275,573)	(264,045)	(330,528)	(1,134,288)
Depreciation and amortization	(13,883)	(15,428)	(15,026)	(18,431)	(62,768)
Investment results, net of expense	(8,388)	(65,551)	(10,052)	(1,676)	(85,667)
Interest expense	(6,592)	(6,629)	(7,843)	(7,237)	(28,301)
Miscellaneous, net	146	(764)	675	980	1,037
Income taxes	(26,868)	(9,085)	(30,622)	(49,044)	(115,619)
Minority interests	(834)	(952)	(901)	(2,319)	(5,006)

Net income	$ 39,880	$ 26,956	$ 45,676	$ 75,785	$ 188,297

Net income per share of common stock:
Basic	$ .50	$ .34	$ .57	$ .95	$ 2.37
Diluted	$ .50	$ .33	$ .57	$ .94	$ 2.34

Basic weighted-average shares outstanding	79,017	79,546	79,661	79,715	79,485

Diluted weighted-average shares outstanding	80,263	80,729	80,668	80,815	80,619

Cash dividends per share of common stock	$ .15	$ .15	$ .15	$ .15	$ .60

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Operating revenues	$ 353,023	$ 360,681	$ 321,772	$ 356,480	$ 1,391,956
Equity in earnings of JOAs and other joint ventures	8,927	8,458	15,752	13,053	46,190
Costs and expenses	(275,936)	(261,427)	(251,247)	(266,248)	(1,054,858)
Depreciation and amortization	(24,765)	(24,243)	(23,982)	(25,663)	(98,653)
Restructuring charges		(7,138)	(1,540)	(1,520)	(10,198)
Investment results, net of expense	58,785	2,957	(10,917)	(45,762)	5,063
Interest expense	(12,461)	(10,859)	(8,417)	(7,460)	(39,197)
Miscellaneous, net	353	480	240	6	1,079
Income taxes	(40,642)	(28,584)	(18,023)	(12,373)	(99,622)
Minority interests	(846)	(975)	(1,005)	(971)	(3,797)

Net income	$ 66,438	$ 39,350	$ 22,633	$ 9,542	$ 137,963

Net income per share of common stock:
Basic	$ .84	$ .50	$ .29	$ .12	$ 1.75
Diluted	$ .83	$ .49	$ .28	$ .12	$ 1.73

Basic weighted-average shares outstanding	78,719	78,844	78,977	78,760	78,825

Diluted weighted-average shares outstanding	79,864	80,002	80,167	79,849	79,970

Cash dividends per share of common stock	$ .15	$ .15	$ .15	$ .15	$ .60

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders,
The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies (“Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 22, 2003
(except for Notes 1 and 12, as to which the date is February 6, 2003)

THE E. W. SCRIPPS COMPANY

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Account	S-2

S-1

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000                                                                SCHEDULE II

( in thousands )
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
CLASSIFICATION	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts receivable	$13,964	9,368	5,240		$18,092

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts receivable	$13,891	11,026	10,210	(743)	$13,964

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts receivable	$11,266	14,648	11,345	(678)	$13,891

S-2

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated
3.01	Articles of Incorporation	(5)	3.01
3.02	Code of Regulations	(5)	3.02
4.01	Class A Common Share Certificate	(2)	4
4.02A	Form of Indenture: 6.375% notes due in 2002	(3)	4.1
4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1
4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1
4.02D	Form of Indenture: 4.25% notes due in 2009	(10)	4.1
4.02E	Form of Indenture: 3.75% notes due in 2008	(10)	4.1
4.03A	Form of Debt Securities: 6.375% notes due in 2002	(3)	4.2
4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2
4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2
4.03D	Form of Debt Securities: 4.25% notes due in 2009	(10)	4.2
4.03E	Form of Debt Securities: 3.75% notes due in 2008	(10)	4.2
10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979, among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01
10.02	Amended and Restated Joint Operating Agreement, dated February 29, 1988, among Birmingham News Company and Birmingham Post Company	(1)	10.02
10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03
10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(9)	10.04
10.06	Building Lease, dated April 25, 1984, among Albuquerque Publishing Company, Number Seven and Jefferson Building Partnership	(1)	10.08A
10.06A	Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company, New Mexico State Tribune Company, Number Seven and Jefferson Building Partnership	(1)	10.08B
10.07	Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright Trust, as amended	(1)	10.11
10.20	Share Purchase Agreement Between Shop At Home, Inc. and Scripps Networks, Inc.	(10)	10.3
10.40	5-Year Competitive Advance and Revolving Credit Agreement	(10)	10.1
10.41	364-Day Competitive Advance and Revolving Credit Agreement	(10)	10.2
10.53	1987 Long-Term Incentive Plan	(1)	10.36
10.54	Agreement, dated December 24, 1959, between the Company and Charles E. Scripps, as amended	(1)	10.39A
10.54A	Assignment, Assumption, and Release Agreement, dated December 31, 1987, between the Company, Scripps Howard, Inc. and Charles E. Scripps	(1)	10.39B
10.54B	Amendment, dated June 21, 1988, to December 24, 1959 Agreement between the Company and Charles E. Scripps	(1)	10.39C
10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45
10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

E-1

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated

10.58	1997 Long-Term Incentive Plan	(6)	4B

10.59	Non-Employee Directors’ Stock Option Plan	(6)	4A

10.60	1997 Deferred Compensation and Phantom Stock Plan for Senior Officers and Selected Executives	(7)	4A

10.61	1997 Deferred Compensation and Stock Plan for Directors	(8)	10.61

10.62	Employment Agreement, dated July 20, 1999, between the Company and Kenneth W. Lowe	(9)	10.62

12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2002	E-3

21	Subsidiaries of the Company	E-4

23	Independent Auditors’ Consent	E-5

99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6

99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7

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

(6)       Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(7)       Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27621).

(8)       Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.

(9)       Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

(10)     Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E.W. Scripps Company.

E-2