Form 10-Q
period 2003-03-31
SCRIPPS E W CO /DE
filed 2003-05-13
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2003 there were 61,820,863 of the Registrant’s Class A Common Shares outstanding and 18,369,113 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

PART I

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

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

Reports on Form 8-K

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended March 31, 2003, was filed on April 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated:	May 13, 2003	By:	/s/ Joseph G. NeCastro
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	BY: /s/ Kenneth W. Lowe Kenneth W. Lowe President and Chief Executive Officer

CERTIFICATIONS

I, Joseph G. NeCastro, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The E.W. Scripps Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	BY: /s/ Joseph G. NeCastro Joseph G. NeCastro Senior Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )

	March 31, 2003	As of December 31, 2002	March 31, 2002
	( Unaudited)		( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,457	$15,508	$13,330
Accounts and notes receivable (less allowances—$17,963, $18,092, $14,667)	282,201	280,352	218,515
Programs and program licenses	112,324	124,196	131,062
Inventories	24,757	24,234	6,845
Deferred income taxes	30,749	30,364	32,380
Miscellaneous	25,309	25,357	37,770

Total current assets	497,797	500,011	439,902

Investments	248,040	254,351	305,944

Property, plant and equipment	464,664	456,789	402,624

Goodwill	1,173,994	1,171,109	1,141,318

Other assets:
Programs and program licenses (less current portion)	170,777	162,022	112,998
Unamortized network distribution incentives	198,407	199,013	136,168
Other intangible assets	66,650	67,795	64,011
Note receivable from Summit America	43,625	43,250
Miscellaneous	17,601	15,997	14,603

Total other assets	497,060	488,077	327,780

TOTAL ASSETS	$2,881,555	$2,870,337	$2,617,568

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )

	March 31, 2003	As of December 31, 2002	March 31, 2002
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$48,272	$75,171	$591,810
Accounts payable	115,035	113,579	70,488
Customer deposits and unearned revenue	39,182	40,582	29,214
Accrued liabilities:
Employee compensation and benefits	66,488	80,167	39,573
Network distribution incentives	51,375	62,846	50,877
Miscellaneous	71,264	53,728	60,430

Total current liabilities	391,616	426,073	842,392

Deferred income taxes	153,486	142,630	140,260

Long-term debt (less current portion)	650,495	649,801	113,809

Other noncurrent liabilities and minority interests (less current portion)	124,721	136,368	134,171

Shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 120,000,000 shares; issued and outstanding: 61,794,524; 61,668,221; and 60,461,279 shares	618	617	605
Voting—authorized: 30,000,000 shares; issued and outstanding: 18,369,113; 18,369,113; and 19,096,913 shares	184	184	191

Total	802	801	796
Additional paid-in capital	225,645	218,623	191,744
Retained earnings	1,364,696	1,324,027	1,211,571
Accumulated other comprehensive income:
Unrealized gains (losses) on securities available for sale	(3,705)	(945)	(7,381)
Pension liability adjustments	(22,650)	(22,650)
Foreign currency translation adjustment	305	199	(447)
Unvested restricted stock awards	(3,856)	(4,590)	(9,347)

Total shareholders’ equity	1,561,237	1,515,465	1,386,936

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,881,555	$2,870,337	$2,617,568

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )

	Three months ended March 31,
	2003	2002
Operating revenues	$445,194	$344,685
Equity in earnings of JOAs and other joint ventures	17,553	15,756
Costs and expenses	(352,366)	(264,142)
Depreciation	(14,819)	(12,859)
Amortization of other intangible assets	(1,157)	(1,024)
Investment results, net of expenses		(8,388)
Interest expense	(8,003)	(6,592)
Miscellaneous, net	1,641	146

Income before taxes and minority interests	88,043	67,582
Provision for income taxes	35,089	26,868

Income before minority interests	52,954	40,714
Minority interests	265	834

Net income	$52,689	$39,880

Net income per share of common stock:
Basic	$.66	$.50
Diluted	.65	.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )

	Three months ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$52,689	$39,880
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,976	13,883
Net investment results and other nonrecurring items		5,257
Deferred income taxes	11,903	3,397
Tax benefits of stock compensation plans	2,650	5,751
Dividends received greater than share of profits of JOAs and equity method investments	2,973	658
Stock and deferred compensation plans	3,027	2,750
Minority interests in income of subsidiary companies	265	834
Affiliate fees billed greater than amounts recognized as revenue	2,834	4,369
Network launch incentive payments	(15,735)	(30,177)
Payments for programming less (greater) than program cost amortization	(9,563)	(10,751)
Other changes in certain working capital accounts, net	(590)	5,288
Miscellaneous, net	1,054	4,421

Net operating activities	67,483	45,560

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(21,675)	(21,378)
Purchase of subsidiary companies and long-term investments	(4,055)	(9,353)
Miscellaneous, net	543	939

Net investing activities	(25,187)	(29,792)

Cash Flows from Financing Activities:
Increase in long-term debt	50,197	3,894
Payments on long-term debt	(77,119)	(22,128)
Dividends paid	(12,020)	(11,904)
Dividends paid to minority interests	(361)	(392)
Miscellaneous, net (primarily employee stock options)	3,956	10,673

Net financing activities	(35,347)	(19,857)

Increase (decrease) in cash and cash equivalents	6,949	(4,089)
Cash and cash equivalents:
Beginning of year	15,508	17,419

End of period	$22,457	$13,330

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$8,568	$3,261
Income taxes paid	6,713	26,607

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unvested Restricted Stock Awards	Total Shareholders’ Equity

As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			39,880			39,880

Unrealized gains (losses), net of tax of $6,670				(12,387)		(12,387)
Adjustment for losses (gains) in income, net of tax of $33				(61)		(61)

Increase (decrease) in unrealized gains (losses)				(12,448)		(12,448)
Currency translation, net of tax of ($108)				107		107

Total			39,880	(12,341)		27,539
Dividends: declared and paid—$.15 per share			(11,904)			(11,904)
Compensation plans, net: 377,507 shares issued; 19,974 shares repurchased	4	11,508			2,138	13,650
Tax benefits of compensation plans		5,751				5,751

As of March 31, 2002	$796	$191,744	$1,211,571	$(7,828)	$(9,347)	$1,386,936

As of December 31, 2002	$801	$218,623	$1,324,027	$(23,396)	$(4,590)	$1,515,465
Comprehensive income:
Net income			52,689			52,689

Unrealized gains (losses), net of tax of $1,456				(2,705)		(2,705)
Adjustment for losses (gains) in income, net of tax of $30				(55)		(55)

Increase (decrease) in unrealized gains (losses)				(2,760)		(2,760)
Currency translation, net of tax of ($104)				106		106

Total			52,689	(2,654)		50,035
Dividends: declared and paid—$.15 per share			(12,020)			(12,020)
Compensation plans, net: 156,975 shares issued; 30,672 shares repurchased	1	4,372			734	5,107
Tax benefits of compensation plans		2,650				2,650

As of March 31, 2003	$802	$225,645	$1,364,696	$(26,050)	$(3,856)	$1,561,237

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, has not changed materially. Financial information as of December 31, 2002, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Use of Estimates—We must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could, in fact, differ from those estimated at the time of preparation of the financial statements.

Our financial statements include estimates for uncollectible accounts receivable; product returns and rebates due to customers; revenue recognized under customer-billed arrangements; the periods over which long-lived assets are depreciated or amortized; assumptions used in accounting for our defined benefit pension plans; self-insured risks and income taxes payable.

We self-insure employees’ medical and disability income benefits, workers’ compensation benefits and general liability. The recorded liability, which totaled $21.4 million at March 31, 2003, is calculated using actuarial methods and is not discounted. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Net Income Per Share—The following table presents additional information about basic and diluted weighted-average shares outstanding:

	Three months ended March 31,
( in thousands )	2003	2002
Basic weighted-average shares outstanding	79,897	79,017
Effect of dilutive securities:
Unvested restricted stock held by employees	151	174
Stock options held by employees and directors	949	1,072

Diluted weighted-average shares outstanding	80,997	80,263

Stock-Based Compensation—We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common shares vest over an incentive period conditioned upon the individual’s employment through that period. We measure compensation expense using the intrinsic-value-based method of Accounting Principles Board Opinion 25—Accounting for Stock Issued to Employees, and its related interpretations. No stock-based compensation expense is recorded upon the issuance of stock options as the exercise price of all options granted equals the market value of the underlying common stock on the date of grant. The values of awards of Class A Common shares, which require no payment by the employee, are amortized to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standard No. (“FAS”) 123—Accounting for Stock-Based Compensation, as amended by FAS 148—Accounting for Stock-Based Compensation—Transition and Disclosure, which was effective for fiscal years ending after December 15, 2002:

	Three months ended March 31 ,
( in thousands, except per share data )	2003	2002
Net income as reported	$52,689	$39,880
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted share awards	477	1,755
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted share awards	(477)	(1,755)
Stock options	(3,443)	(2,783)

Pro forma net income	$49,246	$37,097

Net income per share of common stock
Basic earnings per share:
As reported	$0.66	$0.50
Additional stock option compensation, net of income tax effects	(0.04)	(0.04)

Pro forma basic earnings per share	$0.62	$0.47

Diluted earnings per share:
As reported	$0.65	$0.50
Additional stock option compensation, net of income tax effects	(0.04)	(0.03)

Pro forma diluted earnings per share	$0.61	$0.46

Fair value was calculated using the Black-Scholes option pricing model. Assumptions used to determine fair value were as follows:

	Three months ended March 31,
	2003	2002
Weighted-average fair value of options granted	$21.95	$22.14
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%
Expected volatility	22.0%	22.1%
Risk-free rate of return	3.8%	4.5%
Expected life of options	7 years	7 years

Reclassifications—For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2.    ACQUISITIONS

2003—In the first quarter we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

2002—In the first quarter we acquired an additional 1% interest in The Television Food Network (“Food Network”) for $5.2 million in cash, increasing our residual interest in Food Network to approximately 70%.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition.

	Three months ended March 31,
( in thousands )	2003	2002
Goodwill	$2,885	$5,235
Minority interest retired (assumed)	619

Cash paid	$3,504	$5,235

In addition to the acquisitions described above, we also acquired an additional interest of less than one percent in our Evansville newspaper in the second quarter of 2002 for $0.4 million in cash. In the fourth quarter of 2002, we acquired a 70% controlling interest in Shop At Home for $49.5 million. Summit America Television, Inc. (“Summit America”) has the right to require us to purchase the remaining 30% of Shop At Home at any time between November 1, 2004, and October 31, 2007, at the then fair value. We have an option to acquire the remaining 30% of Shop At Home at any time after October 31, 2007, at the then fair value. Related to the acquisition of the controlling interest, we loaned Summit America, the former parent of Shop At Home, $47.5 million to be repaid in three years. We also purchased $3.0 million of Summit America redeemable preferred stock.

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

The following table summarizes, on a pro forma basis, the estimated combined results of operations of Scripps and Shop At Home had the transaction taken place at the beginning of 2002. Pro forma results are not presented for the other acquisitions because the combined results of operations would not be significantly different from reported amounts. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition and additional depreciation and amortization of the assets acquired. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	Three months ended March 31,
( in thousands, except per share data )	2003	2002
Operating revenues	$445,194	$394,430
Net income	52,689	37,208
Net income per share of common stock:
Basic	$.66	$.47
Diluted	.65	.46

3.    RESTRUCTURING CHARGES AND UNUSUAL ITEMS

Net investment results in the first quarter of 2002 were a pre-tax charge of $8.4 million, decreasing net income by $5.4 million, $.07 per share. Included in net investment results are $7.3 million in write-downs associated with declines in value of the Scripps Ventures Funds I and II (“Scripps Ventures”) investment portfolios and other investments in new businesses.

4.    INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	March 31, 2003	As of December 31, 2002	March 31, 2002
Securities available for sale (at market value):
AOL Time Warner (2,017,000 common shares)	$21,903	$26,420	$47,698
Other	4,364	4,108	7,696

Total available-for-sale securities	26,267	30,528	55,394
Denver newspaper JOA	191,331	194,347	197,216
FOX Sports Net South and other joint ventures	8,865	8,506	6,231
Summit America preferred stock, at cost plus accrued dividends	3,105	3,000
Other equity investments	18,472	17,970	47,103

Total investments	$248,040	$254,351	$305,944

Unrealized gains (losses) on securities available for sale	$(5,703)	$(1,457)	$(11,358)

Note receivable from Summit America, at initial fair value plus accreted discount	$43,625	$43,250

Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

Our Denver Rocky Mountain News (the “RMN”) and MediaNews Group, Inc.’s Denver Post are parties to a joint operating agreement (the “Denver JOA”). The RMN received a 50% interest in the Denver JOA in exchange for the contribution of most of its assets to the Denver JOA and the payment of $60 million to MediaNews. No gain or loss was recognized on the contribution of the assets to the Denver JOA. The Denver JOA recorded the net assets contributed by us and by MediaNews at their historical cost. The difference between the carrying amount of our investment in the Denver JOA and our 50% share of the stockholders’ equity of the Denver JOA is amortized and included in our share of the Denver JOA net income following the principles of FAS 141—Business Combinations and FAS 142—Goodwill and Other Intangible Assets.

Summarized financial information for the RMN included in our consolidated financial statements is as follows:

	Three months ended March 31,
( in thousands )	2003	2002
RMN operating revenues	$30
Share of Denver JOA net income for the period	5,984	$5,255
RMN editorial costs and expenses for the period	(5,445)	(5,128)

RMN contribution to segment profit	569	127
RMN depreciation and amortization	(119)	(119)

RMN income	$450	$8

Cash distributions received in the period	$9,000	$6,500

The Denver JOA is organized as a limited liability partnership and is treated as a partnership for income tax purposes. Therefore the partners are responsible for income taxes applicable to their share of the taxable income of the Denver JOA. The net income of the Denver JOA presented above does not reflect income taxes that will be incurred by its partners.

In connection with the acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition is accreted to income over the term of the note. Based upon market interest rates for fixed rate securities with similar terms and credit quality, we estimate the fair value of the note was approximately $46.3 million at March 31, 2003.

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value at March 31, 2003, however, many of the investees have had no rounds of equity financing in the past three years. There can be no assurance we would realize the carrying value of these securities upon their sale.

We ceased active management of Scripps Ventures in 2002. Scripps Ventures invested approximately $100 million in new businesses focusing primarily on new media technology and realized approximately $45 million from the sale of investments. The carrying value of the portfolio was $4.2 million as of March 31, 2003.

5.    GOODWILL

The carrying amount of goodwill by business segment and changes in the carrying amount of goodwill are as follows:

( in thousands )	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total
Balance as of December 31, 2001	$780,732	$135,966	$219,367		$18	$1,136,083
Acquired during the period		5,235				5,235

Balance as of March 31, 2002	$780,732	$141,201	$219,367		$18	$1,141,318

Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109
Acquired during the year	2,885					2,885

Balance as of March 31, 2003	$783,710	$141,201	$219,367	$29,698	$18	$1,173,994

With the exception of goodwill resulting from the repurchase of minority interests in our newspapers, substantially all acquired goodwill is expected to be deductible for tax purposes.

6.    PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	March 31, 2003	As of December 31, 2002	March 31, 2002
Scripps Networks:
Cost	$601,749	$572,917	$512,526
Accumulated amortization	342,141	320,112	289,668

Net book value	259,608	252,805	222,858

Broadcast television:
Cost	53,832	55,964	63,442
Accumulated amortization	30,339	22,551	42,240

Net book value	23,493	33,413	21,202

Total	$283,101	$286,218	$244,060

7.    UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	March 31, 2003	As of December 31, 2002	March 31, 2002
Network launch incentives	$299,044	$295,926	$222,064
Accumulated amortization	114,959	107,991	91,554

Net book value	184,085	187,935	130,510
Unbilled affiliate fees	14,322	11,078	5,658

Total network distribution incentives	$198,407	$199,013	$136,168

8.    LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	March 31, 2003	As of December 31, 2002	March 31, 2002
Variable rate credit facilities	$235,272	$312,371	$491,745
$100 million, 6.625% notes, due in 2007	99,935	99,930	99,919
$50 million, 3.75% notes, due in 2008	50,000
$100 million, 4.25% notes, due in 2009	99,358	99,334
$200 million, 5.75% notes, due in 2012	198,840	198,809
$100 million, 6.375% notes, due in 2002			99,988
Other notes	14,705	14,528	13,967

Total face value of long-term debt less discounts	698,110	724,972	705,619
Fair market value of interest rate swap	657

Total long-term debt	698,767	724,972	705,619
Current portion of long-term debt	48,272	75,171	591,810

Long-term debt (less current portion)	$650,495	$649,801	$113,809

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $600 million (the “Variable Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $400 million in aggregate borrowings expiring in August 2003 and the second a $200 million facility expiring in 2007. The August 2003 facility is expected to be replaced with a similar facility prior to its expiration. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on the Variable Rate Credit Facilities was 1.3% at March 31, 2003, 1.4% at December 31, 2002, and 1.8% at March 31, 2002.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of March 31, 2003.

We have entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed rate versus variable rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable rate borrowings. The variable interest rates are based on six month LIBOR, minus a rate spread. The effective interest rate on the notes was 1.3% at March 31, 2003. The swap agreement was designated as a fair value hedge of the underlying fixed rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants at March 31, 2003.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

9.    OTHER NONCURRENT LIABILITIES AND MINORITY INTERESTS

Other noncurrent liabilities and minority interests consisted of the following:

( in thousands )	March 31, 2003	As of December 31, 2002	March 31, 2002
Program rights payable	$49,249	$62,114	$32,238
Employee compensation and benefits	87,900	100,384	103,118
Network distribution incentives	54,343	66,222	55,413
Minority interests	20,814	20,948	14,267
Deferred gain on sale of WCPO building	7,649	7,649
Other	18,639	16,280	16,285

Total other noncurrent liabilities and minority interests	238,594	273,597	221,321
Current portion of other noncurrent liabilities	113,873	137,229	87,150

Other noncurrent liabilities and minority interests (less current portion)	$124,721	$136,368	$134,171

10.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Three months ended March 31,
( in thousands )	2003	2002
Other changes in certain working capital accounts, net:
Accounts receivable	$(1,849)	$17,796
Prepaid and accrued pension expense	(14,455)	2,887
Accounts payable	13,659	(536)
Accrued income taxes	11,227	(6,733)
Accrued employee compensation and benefits	(14,046)	(6,981)
Accrued interest	(621)	3,195
Other accrued liabilities	6,276	(5,168)
Other, net	(781)	828

Total	$(590)	$5,288

11.    SEGMENT INFORMATION

Our reportable segments are strategic businesses that offer different products and services. We evaluate the operating performance (“Segment Profit (Loss)”) of our business segments based primarily on earnings before interest, income taxes, depreciation and amortization, excluding divested operating units, restructuring charges, investment results and certain other unusual items.

Information regarding our business segments is as follows:

	Three months ended March 31,
( in thousands )	2003	2002
Segment operating revenues:
Newspapers	$172,597	$168,936
Scripps Networks	116,570	88,701
Broadcast television	70,173	65,521
Shop At Home	58,317
Licensing and other media	27,537	21,527

Total operating revenues	$445,194	$344,685

Segment profit (loss):
Newspapers	$63,383	$63,713
Scripps Networks	41,600	19,874
Broadcast television	15,606	15,967
Shop At Home	(5,933)
Licensing and other media	3,871	4,087
Corporate	(8,146)	(7,342)

Total segment profit	110,381	96,299
Depreciation	(14,819)	(12,859)
Amortization of other intangible assets	(1,157)	(1,024)
Investment results, net of expenses		(8,388)
Interest expense	(8,003)	(6,592)
Miscellaneous, net	1,641	146

Income before income taxes and minority interest	$88,043	$67,582

Depreciation:
Newspapers	$5,892	$6,011
Scripps Networks	2,462	1,904
Broadcast television	4,650	4,528
Shop At Home	1,109
Licensing and other media	158	191
Corporate	548	225

Total depreciation	$14,819	$12,859

Amortization of other intangible assets:
Newspapers	$171	$168
Scripps Networks	585	825
Broadcast television	31	31
Shop At Home	370

Total amortization of other intangible assets	$1,157	$1,024

	Three months ended March 31,
( in thousands )	2003	2002
Additions to property, plant and equipment:
Newspapers	$15,184	$11,343
Scripps Networks	389	1,774
Broadcast television	4,126	6,107
Shop At Home	1,321
Licensing and other media	87	44
Corporate	568	2,110

Total additions to property, plant and equipment	$21,675	$21,378

Business acquisitions and other additions to long-lived assets:
Newspapers	$3,544	$24
Scripps Networks	3,254	22,946
Broadcast television		20
Venture capital and other investments	511	4,069

Total	$7,309	$27,059

Assets:
Newspapers	$1,288,245	$1,273,670
Scripps Networks	793,460	664,534
Broadcast television	488,505	481,962
Shop At Home	147,375
Licensing and other media	31,174	28,229
Venture capital and other investments	44,739	104,151
Corporate	88,057	65,022

Total assets	$2,881,555	$2,617,568

Other additions to long-lived assets include investments and launch incentives capitalized. Corporate assets are primarily cash, cash equivalent and other short-term investments, and refundable and deferred income taxes.

12.    STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2001	4,531,538	$44.95	$15–70
Options granted during the period	1,014,900	75.12	75–76
Options exercised during the period	(364,696)	31.58	15–64

Options outstanding at March 31, 2002	5,181,742	$51.80	$15–76

Options outstanding at December 31, 2002	4,840,034	$54.39	$16–78
Options granted during the period	1,023,800	79.97	80–81
Options exercised during the period	(146,949)	40.60	16–75

Options outstanding at March 31, 2003	5,716,885	$59.32	$16–81

Substantially all options granted prior to 2000 are exercisable. Options granted in 2000 through 2003 generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Price
1993—expire in 2003	57,700	$16	$16.35	57,700	$16	$16.35
1994—expire in 2004	247,250	18–21	18.88	247,250	18–21	18.88
1995—expire in 2005	9,800	20	20.01	9,800	20	20.01
1996—expire in 2006	79,000	26–27	27.01	79,000	26–27	27.01
1997—expire in 2007	331,350	35–42	35.18	331,350	35–42	35.18
1998—expire in 2008	441,200	39–56	47.32	441,200	39–56	47.32
1999—expire in 2009	567,479	42–52	47.16	567,479	42–52	47.16
2000—expire in 2010	832,050	43–60	49.38	787,468	43–60	49.26
2001—expire in 2011	1,015,540	58–70	64.22	729,873	58–70	64.22
2002—expire in 2012	1,111,716	73–78	75.31	411,605	75–76	75.12
2003—expire in 2013	1,023,800	75–81	79.97

Total options on number of shares	5,716,885		$59.32	3,662,725		$50.19

Information related to awards of Class A Common Shares is presented below:

		Price at Award Dates
	Number of Shares	Weighted Average	Range of Prices
Unvested shares at December 31, 2001	422,881	$54.55	$42–71
Shares awarded during the period	3,000	75.01	75
Shares vested during the period	(60,708)	58.78	42–81

Unvested shares at March 31, 2002	365,173	$55.80	$43–75

Unvested shares at December 31, 2002	328,376	$55.77	$43–77
Shares vested during the period	(96,507)	48.53	43–75

Unvested shares at March 31, 2003	231,869	$58.78	$44–77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the condensed notes to the consolidated financial statements. You should read this discussion in conjunction with those financial statements.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.

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

Programs and Program Licenses—Programming assets include licensed programs and programs produced by us or on a contract basis for us. These costs are expensed over the estimated useful life of the programming based upon estimated future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, revenue estimates and planned usage are reviewed periodically and are revised if necessary. Such revisions may affect the amount of amortization recorded in a given year, the life over which the programs are amortized, or both. If actual demand or market conditions are less favorable than projected, programming asset write-downs may be required. Programming asset write-downs are determined using a day-part methodology, whereby programs broadcast during a particular time period (such as prime time) are evaluated on an aggregate basis.

Long-lived Assets—Judgment is applied in determining the estimated useful life of long-lived assets, specifically property, plant and equipment and certain intangible assets with a finite life. We base our judgment of estimated lives on the length of time we have employed similar assets and upon expert opinions.

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

Investments—We hold investments in several companies, including publicly traded securities and other securities that have no active market. Future adverse changes in market conditions, poor operating results, or the inability of certain development stage companies to find additional financing could result in losses that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future. We regularly review our investments to determine if there has been an other-than-temporary decline in market value. In making that determination, we consider the extent to which cost exceeds market value, the duration of the market decline, earnings and cash forecasts, and current cash position, among other factors.

Employee Benefits—We are self-insured for employee-related health and disability benefits and workers’ compensation claims. A third-party administrator is used to process all claims. Estimated liabilities for unpaid claims are based on our historical claims experience and are developed from actuarial valuations. However, actual amounts could vary significantly from such estimates, which would require adjustments to expense in that period.

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

Income Taxes—Accounting for income taxes is sensitive to interpretation of various laws and regulations. The Internal Revenue Service is currently examining our 1996 to 2001 consolidated federal income tax returns. We review our provision for open tax years on an ongoing basis.

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

RESULTS OF OPERATIONS

Nature of Operations and Basis of Presentation—We are a diversified media company operating in four reportable business segments. Newspaper publishing includes 21 daily newspapers in the U.S. Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, Fine Living and DIY—Do It Yourself Network (“DIY”). Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We own approximately 70% of Food Network and 90% of Fine Living. Broadcast television includes ten stations, nine of which are affiliated with national broadcast networks. Shop At Home markets a range of consumer goods to television viewers and through its Internet site. Shop At Home programming is distributed by broadcast television stations and by cable and satellite television systems. We own 70% of Shop At Home. Licensing and other media aggregates operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

All per share amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented on a diluted basis.

Acquisitions—We acquired the following operations in 2003 and 2002:

•	2003—In the first quarter we acquired a fractional interest in our Memphis newspaper.

•	2002—In the first quarter we acquired an additional 1% interest in Food Network. In the fourth quarter we acquired a 70% controlling interest in the Shop At Home television-retailing network.

See Note 2 to the Consolidated Financial Statements for additional information regarding acquisitions.

Consolidated Results of Operations—Net income in the first quarter of 2003 was $52.7 million, $.65 per share, compared to $39.9 million, $.50 per share, in the first quarter of 2002. Net income increased 32% in the first quarter of 2003.

Net income in the first quarter of 2002 was reduced by pre-tax charge of $8.4 million for investment results, including $7.3 million of write-downs related to the Scripps Ventures investment portfolio and investments in new business. Net investment results reduced net income by $5.4 million or $.07 per share. Excluding net investment results, net income increased 16% in the first quarter of 2003. Operating results were driven by improved segment profits, offset by increased depreciation and amortization and higher interest costs.

Depreciation and amortization increased $2.1 million, to $16.0 million in the first quarter of 2003. The increase primarily reflects additional depreciation and amortization resulting from the acquisition of Shop At Home.

Interest expense increased $1.4 million in the first quarter primarily due to our decision to replace $200 million of borrowings under our variable rate credit facilities with fixed rate notes. Average fixed rate borrowings in the first quarter were $400 million in 2003 and $200 million in 2002. The weighted average interest rate on fixed rate notes was 5.8% in 2003 and 6.7% in 2002. Average variable rate borrowings, including the $50 million notes converted to variable rate borrowings under the provisions of our interest rate swap, were $289 million in the first quarter of 2003 and $484 million in the first quarter of 2002. The weighted average interest rate on the borrowings in the first quarter was 1.3% in 2003 and 1.9% in 2002. We are currently rolling short-term debt at an effective 90-day yield of 1.3%.

Minority interest decreased in the first quarter of 2003 as increases related to the improved operating performance of Food Network were more than offset by Summit America’s interest in the losses of Shop At Home. We own an approximate 70% residual interest in Food Network, however profits are allocated entirely to Class A partners until such partners’ capital contributions are returned. We own approximately 87% of the Class A partnership interests. Approximately $40 million of profits remain to be allocated to Class A partnership interests before amounts are allocated to other partnership interests.

Minority interest is expected to increase in the second quarter. Operating losses of Shop At Home in the quarter are expected to reduce Summit America’s basis to zero, at which time minority interest will no longer include a credit for Summit America’s share of the losses of Shop At Home.

Segment Operating Revenues and Segment Profit (Loss)—Segment operating revenues and segment profit (loss) are presented below.

(in thousands )	2003	Year-to-Date Change	2002
Segment operating revenues:
Newspapers	$172,597	2.2%	$168,936
Scripps Networks	116,570	31.4%	88,701
Broadcast television	70,173	7.1%	65,521
Shop At Home	58,317
Licensing and other media	27,537	27.9%	21,527

Total operating revenues	$445,194	29.2%	$344,685

Segment profit (loss):
Newspapers	$63,383	(0.5)%	$63,713
Scripps Networks	41,600	109.3%	19,874
Broadcast television	15,606	(2.3)%	15,967
Shop At Home	(5,933)
Licensing and other media	3,871	(5.3)%	4,087
Corporate	(8,146)	(11.0)%	(7,342)

Total segment profit	$110,381	14.6%	$96,299

Segment profit was affected by changes in pension expense. Pension expense for our defined benefit pension plans was approximately $6 million in 2003 and $3 million in 2002. Pension expense increased due to lower returns on plan assets and due to lower discount rates.

The following is a discussion of the performance of our reportable business segments.

Newspapers—Operating results for our newspaper segment were as follows:

( in thousands )	2003	Year-to-Date Change	2002
Newspapers managed solely by us
Segment operating revenues:
Local	$42,491	(1.6)%	$43,183
Classified	53,235	0.9%	52,744
National	8,795	10.6%	7,954
Preprint and other	29,156	10.5%	26,378

Newspaper advertising	133,677	2.6%	130,259
Circulation	35,562	0.4%	35,423
Other	3,307	2.0%	3,242

Total segment operating revenues	172,546	2.1%	168,924

Segment costs and expenses (excludes depreciation and amortization):
Editorial and newspaper content	20,253	1.2%	20,013
Newsprint and ink	17,250	(1.4)%	17,489
Other press and production	18,420	5.6%	17,435
Circulation and distribution	16,926	3.6%	16,333
Total market coverage, direct mail, printing and other	6,452	8.9%	5,922
Advertising sales and marketing	17,201	6.0%	16,233
General and administrative	19,268	6.3%	18,129

Total segment costs and expenses	115,770	3.8%	111,554

Contribution to segment profit	$56,776	(1.0)%	$57,370

JOAs and other joint ventures
Segment operating revenues	$51		$12
Share of JOA operating profits	15,716	4.1%	15,097
JOA editorial costs and expenses	(9,085)	(5.3)%	(8,625)

JOA contribution to segment profit	6,682	3.1%	6,484
Equity in income (loss) of other joint ventures	(75)	46.8%	(141)

Contribution to segment profit	$6,607	4.2%	$6,343

Total segment profit	$63,383	(0.5)%	$63,713

Contribution to segment profit of newspapers solely managed by us as a percent of segment operating revenues	32.9%		34.0%

Supplemental Information:

Capital expenditures	$15,184		$11,343
Business acquisitions and other additions to long-lived assets	3,544		24

Newspaper advertising revenues increased in 2003 primarily due to increases in national advertising, preprint advertising and advertising on our Internet sites. Real estate classified advertising increased approximately 10%, offsetting a 9% decline in help wanted classified advertising. We expect newspaper advertising revenue to increase between 2% and 4% year-over-year in the second quarter of 2003.

Newsprint prices and consumption were little changed in the first quarter. While several newsprint vendors announced $50 per ton price increases effective March 1, 2003, it is not certain the full increase will become effective.

Higher pension costs contributed to the increase in segment costs and expenses. Excluding pension and newsprint costs, segment costs and expenses increased 3.5%.

Our share of profits from the joint newspaper operations in Denver improved slightly during the first quarter compared to the same period last year, however profit growth continues to be held back by weakness in the local economy.

Scripps Networks—Operating results for Scripps Networks were as follows:

( in thousands )	2003	Year-to-Date Change	2002
Segment operating revenues:
Advertising	$93,158	34.2%	$69,426
Network affiliate fees, net	22,221	22.4%	18,160
Other	1,191	6.8%	1,115

Total segment operating revenues	116,570	31.4%	88,701

Segment costs and expenses (excludes depreciation and amortization):
Programming and production	32,242	11.6%	28,896
Operations and distribution	7,584	(10.9)%	8,509
Sales and marketing	20,157	23.5%	16,326
General and administrative	16,899	6.3%	15,896

Total segment costs and expenses	76,882	10.4%	69,627

Segment profit before joint ventures	39,688	108.1%	19,074
Equity in income of joint ventures	1,912	139.0%	800

Segment profit	$41,600	109.3%	$19,874

Segment profit before joint ventures, as a percent of segment operating revenues	34.0%		21.5%

Supplemental Information:
Billed network affiliate fees	$25,055	11.2%	$22,529
Network launch incentive payments	15,735		28,177
Payments for programming less (greater) than program cost amortization	(8,930)		(9,998)
Capital expenditures	389		1,774
Business acquisitions and investments			5,235
Amounts recorded on the balance sheet:
Program assets	259,608		222,858
Unamortized network distribution incentives	198,407		136,168
Launch incentive payments due to cable and satellite television systems for launches through the end of the period	54,343		54,988

According to the Nielsen Homevideo Index (“Nielsen”) approximately 87 million homes in the United States receive cable or satellite television. According to Nielsen, HGTV was telecast to 80.4 million homes in March 2003, up 2.7 million from March 2002 and unchanged in the first quarter. Food Network was telecast to 78.4 million homes in March 2003, up 4.6 million from March 2002 and 0.2 million in the first quarter.

Wider distribution of HGTV and Food Network and increased viewership of the networks led to increased demand and higher advertising rates. Second quarter 2003 advertising revenues are expected to increase approximately 30% year-over-year.

The increase in network affiliate fees reflects wider distribution of HGTV and Food Network, as well as both scheduled rate increases and rate increases resulting from the renewal of distribution agreements in 2002 and 2001. Network affiliate fees are expected to increase approximately 12% year-over-year in the second quarter of 2003.

Programming and production expense has increased due to the improved quality and variety of programming and expanded hours of original programming. We own the rights to substantially all of the programming we produce and expect to telecast the programs over several years.

Continued marketing and promotion efforts to increase the viewership of HGTV and Food Network contributed to the increase in sales and marketing costs and expenses. Sales and marketing costs and expenses also increased in 2003 as promotional events previously conducted in the second quarter were moved to the first quarter.

The development of DIY, Fine Living and our video-on-demand (“VOD”) offerings also contributed to the increase in segment costs and expenses. We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. In March 2003 Fine Living was telecast to approximately 14 million homes and DIY was telecast to approximately 15 million homes. Our VOD agreements cover Time Warner cable television systems in 35 markets across the United States and Comcast’s Philadelphia cable television system. Start-up costs associated with these developing programming services reduced segment profit by $11.5 million in 2003 and by $12.5 million in 2002.

Excluding losses associated with our developing programming services, segment profit increased 64% in 2003.

Broadcast Television—Operating results for broadcast television were as follows:

( in thousands )	2003	Year-to-Date Change	2002
Segment operating revenues:
Local	$43,449	8.1%	$40,200
National	22,521	5.5%	21,337
Political	161	(42.1)%	278
Network compensation	2,382	22.7%	1,941
Other	1,660	(5.9)%	1,765

Total segment operating revenues	70,173	7.1%	65,521

Segment costs and expenses (excludes depreciation and amortization):
Programming and station operations	36,979	6.4%	34,739
Sales and marketing	9,870	13.0%	8,736
General and administrative	7,718	27.0%	6,079

Total segment costs and expenses	54,567	10.1%	49,554

Segment profit	$15,606	(2.3)%	$15,967

Segment profit as a percent of segment operating revenues	22.2%		24.4%

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$(633)		$(753)
Capital expenditures	4,126		6,107
Business acquisitions and other additions to long-lived assets			20

Automobile advertising increased approximately 6% year-over-year in the first quarter. However, the demand for automobile advertising softened later in the quarter. Based upon advance sales, we expect television advertising revenues will increase between 3% and 5% year-over-year in the second quarter.

Segment profit growth was held back by the war in Iraq. The combined effect of reduced advertising revenue and news coverage costs reduced segment profits by approximately $2 million.

Segment profit growth was also limited by the start-up of the production of a 10 p.m. newscast airing on Detroit’s UPN station and increases in pension benefit costs. Pension costs increased $0.8 million year-over-year in the first quarter of 2003.

Shop At Home—Operating results for Shop At Home were as follows:

( in thousands )	Year-to-Date 2003
Segment operating revenues:
Retail merchandise	$57,984
Other	333

Total segment operating revenues	58,317

Segment costs and expenses (excludes depreciation and amortization):
Merchandise costs and fulfillment	39,300
Network programming and distribution	16,719
Sales and customer service	4,111
General and administrative	4,120

Total segment costs and expenses	64,250

Segment profit (loss)	$(5,933)

Supplemental Information:
Capital expenditures	$1,321

Operating results for Shop At Home are included in our results of operations from the October 31, 2002, acquisition of the television-retailing network.

Shop At Home programming reached the full-time equivalent of 45.9 million homes in the first quarter of 2003, up from 37.0 million homes in the first quarter of 2002. Operating revenues increased 17% year-over-year on a pro forma basis, assuming we had owned Shop At Home in the first quarter of 2002. Despite solid gains in household distribution and revenue early in the quarter, operating results were negatively affected in the closing weeks of the quarter as the war in Iraq began.

We continue to adjust Shop At Home’s merchandising strategy to be more closely aligned to our lifestyle programming services.

Shop At Home reduced total segment profit by $5.9 million and net income by $.03 per share in the first quarter of 2003.

Shop At Home is expected to reduce total second quarter 2003 segment profit by approximately $5 million and is expected to reduce second quarter 2003 net income by $.04 per share. For the full year of 2003, we expect Shop At Home to reduce net income by approximately $.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% to 75% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods.

Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	2003	Year-to-Date Change	2002
Net cash provided by operating activities	$67,483	48.1%	$45,560
Capital expenditures	(21,675)		(21,378)
Dividends paid, including to minority interests	(12,381)		(12,296)

Cash flow available for acquisitions and debt repayment	$33,427		$11,886

Business acquisitions and investments	$(4,055)		$(9,353)
Other investing activity	543		939
Increase (decrease) in long-term debt	(26,922)		(18,234)
Other financing activities—primarily stock option proceeds	3,956		10,673

Cash flow from operating activities exceeded capital expenditures and cash dividends in 2003, as it has in each year since 1992. Cash flow from operating activities in excess of capital expenditures and dividends, combined with our substantial borrowing capacity have been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year in the first quarter of 2003 due to increases in segment profits and the receipt of tax refunds associated with the settlement of the Internal Revenue Service examination of our 1992 through 1995 consolidated federal income tax returns. Net cash provided by operating activities in the period was reduced by contributions to our defined benefit pension plans totaling $20.4 million in 2003. Pension contributions were $1.4 million in the first quarter of 2002. We expect to make additional pension contributions of approximately $20 million in 2003.

Net cash provided by operating activities was also reduced by costs associated with developing our new programming services and investments in Shop At Home. Costs associated with our developing businesses reduced cash flow from operating activities by approximately $30 million in 2003 and by approximately $20 million in 2002.

We expect cash flow available for acquisitions and debt repayment to decrease year-over-year for the full year of 2003 due to costs associated with our developing businesses and the increased capital expenditures associated with the construction of a newspaper plant on the Treasure Coast of Florida and a new production facility for our Cincinnati television station.

In 2003, we acquired a fractional interest in our Memphis newspaper for $3.5 million in cash. In 2002, we acquired an additional 1% interest in Food Network for $5.2 million in cash. In 2002, we also invested an additional $4.1 million in our investment portfolios, including Scripps Ventures.

Net debt (borrowings less cash equivalent and other short-term investments) was $698 million as of March 31, 2003, down from $725 million at December 31, 2002. Net debt includes commercial paper borrowings totaling $235 million, with average maturities of 90 days or less. Commercial paper borrowings are supported by two bank credit facilities, one which permits maximum borrowings of $400 million and expires in August 2003 and one which permits maximum borrowings of $200 million and expires in 2007. Borrowings of $365 million are available under the facilities at March 31, 2003. The $400 million facility is expected to be replaced with a similar facility prior to its expiration.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of March 31, 2003.

MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at March 31, 2003.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2003		As of December 31, 2002
( in thousands, except share data )	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$235,272	$235,272	$312,371	$312,371
$100 million, 6.625% notes, due in 2007	99,935	113,412	99,930	113,737
$50 million, 3.75% notes, due in 2008	50,000	50,657
$100 million, 4.25% notes, due in 2009	99,358	101,747	99,334	102,468
$200 million, 5.75% notes, due in 2012	198,840	217,338	198,809	217,368
Other notes	14,705	14,674	14,528	13,956

Total long-term debt including current portion	$698,110	$733,100	$724,972	$759,900

Interest rate swap	$657	$657

Note from Summit America, including accreted discount	$43,625	$46,250	$43,250	$46,250

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 common shares)	$29,667	$21,903	$29,667	$26,420
Other available-for-sale securities	2,303	4,364	2,318	4,108

Total investments in publicly-traded companies	31,970	26,267	31,985	30,528
Summit America preferred stock	3,105	(a)	3,000	(a)
Other equity investments	18,472	(a)	17,970	(a)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. However, many of the investees have not issued new equity within the past three years. There can be no assurance that we would realize the carrying value upon sale of the securities.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. In February 2003, we issued $50 million of 3.75% notes due in 2008. Concurrently, we entered into a receive-fixed, pay-floating interest rate swap, effectively converting the notes to a variable rate obligation indexed to LIBOR. We account for the interest rate swap as a fair value hedge of the underlying fixed-rate notes. As a result, changes in the fair value of the interest rate swap are offset by changes in the fair value of the swapped notes and no net gain or loss is recognized in earnings.

The weighted-average interest rate on borrowings under the Variable Rate Credit Facilities was 1.3% at March 31, 2003, and 1.4% at December 31, 2002.

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

In March and April 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item	Page
12	Ratio of Earnings to Fixed Charges	E-2
99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3
99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4

E-1