Form 10-Q
period 2003-06-30
SCRIPPS E W CO /DE
filed 2003-08-01
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2003 there were 62,330,859 of the Registrant’s Class A Common Shares outstanding and 18,369,113 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

2

PART I

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E.W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

There	were no changes in the rights of security holders during the quarter for which this report is filed.

There	were no sales of unregistered equity securities during the quarter for which this report is filed.

3

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the April 29, 2003 Annual Meeting of Shareholders.

Description of Matters Submitted	In Favor	Against	Abstain	Broker Non-Votes
Class A Common Shares:
Election of Directors:
David A. Galloway	58,876,839	491,958
Nicholas B. Paumgarten	57,875,220	1,493,577
Ronald W. Tysoe	58,541,409	827,388
Julie A. Wrigley	58,541,884	826,913

Common Voting Shares:
Election of Directors:
William R. Burleigh	18,311,273
John H. Burlingame	18,311,273
Kenneth W. Lowe	18,311,273
Jarl Mohn	18,311,273
Nackey E. Scagliotti	18,308,373	2,900
Edward W. Scripps	18,305,473	5,800
Paul K. Scripps	18,311,273

ITEM 5.	OTHER INFORMATION

None.

4

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

Reports on Form 8-K

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended March 31, 2003, was filed on April 10, 2003.

A Current Report on Form 8-K reporting the Edward W. Scripps Trust’s offering of 7,000,000 of our Class A Common Shares through Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to an Underwriting Agreement dated April 24, 2003, was filed on April 24, 2003.

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended June 30, 2003, was filed on July 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 1, 2003	By:	/s/ JOSEPH G. NECASTRO
Joseph G. NeCastro Senior Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )	June 30, 2003 ( Unaudited )	As of December 31, 2002	June 30, 2002 ( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$23,975	$15,508	$18,004
Accounts and notes receivable (less allowances—$18,666, $18,092, $18,772)	292,102	280,352	233,965
Programs and program licenses	109,602	124,196	124,429
Inventories	31,243	24,234	6,955
Deferred income taxes	27,568	30,364	34,795
Miscellaneous	27,290	25,357	35,918

Total current assets	511,780	500,011	454,066

Investments	248,598	254,351	257,248

Property, plant and equipment	467,261	456,789	403,735

Goodwill	1,173,994	1,171,109	1,141,318

Other assets:
Programs and program licenses (less current portion)	175,045	162,022	119,497
Unamortized network distribution incentives	195,228	199,013	161,826
Intangible assets	66,514	67,795	63,292
Note receivable from Summit America	44,000	43,250
Miscellaneous	17,944	15,997	12,711

Total other assets	498,731	488,077	357,326

TOTAL ASSETS	$2,900,364	$2,870,337	$2,613,693

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	June 30, 2003 ( Unaudited )	As of December 31, 2002	June 30, 2002 ( Unaudited )
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt		$75,171	$554,902
Accounts payable	$104,102	113,579	59,291
Customer deposits and unearned revenue	46,626	40,582	28,618
Accrued liabilities:
Employee compensation and benefits	57,987	80,167	42,005
Network distribution incentives	47,990	62,846	38,786
Miscellaneous	69,898	53,728	67,391

Total current liabilities	326,603	426,073	790,993

Deferred income taxes	160,157	142,630	139,367

Long-term debt (less current portion)	629,007	649,801	113,996

Other liabilities and minority interests (less current portion)	133,030	136,368	135,910

Shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 120,000,000 shares; issued and outstanding: 62,329,923; 61,668,221; and 60,810,692 shares	623	617	608
Voting—authorized: 30,000,000 shares; issued and outstanding: 18,369,113; 18,369,113; and 19,096,913 shares	184	184	191

Total	807	801	799
Additional paid-in capital	259,965	218,623	211,664
Retained earnings	1,417,372	1,324,027	1,226,549
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	4,609	(945)	1,715
Pension liability adjustments	(22,650)	(22,650)
Foreign currency translation adjustment	460	199	5
Unvested restricted stock awards	(8,996)	(4,590)	(7,305)

Total shareholders’ equity	1,651,567	1,515,465	1,433,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,900,364	$2,870,337	$2,613,693

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating Revenues:
Advertising	$329,950	$296,339	$625,670	$560,069
Retail merchandise sales	54,361	628	109,926	1,117
Circulation	33,694	34,396	69,256	69,819
Network affiliate fees, net	23,336	20,348	45,557	38,508
Licensing	18,816	18,068	40,549	34,266
Other	14,689	10,656	29,082	21,341

Total operating revenues	474,846	380,435	920,040	725,120

Operating Expenses:
Employee compensation and benefits (exclusive of JOA editorial costs and expenses)	128,058	116,443	255,433	231,539
Amortization of programs and program licenses	43,091	38,964	83,317	75,832
Cost of merchandise sold	37,238	307	76,264	527
Newsprint and ink	17,860	16,210	35,874	34,119
JOA editorial costs and expenses	9,296	8,997	18,381	17,622
Other costs and expenses	121,964	94,652	240,604	180,076

Total costs and expenses	357,507	275,573	709,873	539,715
Depreciation	15,945	14,458	30,764	27,317
Amortization of intangible assets	1,171	970	2,328	1,994

Total operating expenses	374,623	291,001	742,965	569,026

Operating income	100,223	89,434	177,075	156,094
Interest expense	(7,832)	(6,629)	(15,835)	(13,221)
Equity in earnings of JOAs and other joint ventures	22,511	20,503	40,064	36,259
Investment results, net of expenses	(3,200)	(65,551)	(3,200)	(73,939)
Miscellaneous, net	1,044	(764)	2,685	(618)

Income before income taxes and minority interests	112,746	36,993	200,789	104,575
Provision for income taxes	45,783	9,085	80,872	35,953

Income before minority interests	66,963	27,908	119,917	68,622
Minority interests	2,230	952	2,495	1,786

Net income	$64,733	$26,956	$117,422	$66,836

Net income per share of common stock:
Basic	$.81	$.34	$1.47	$.84
Diluted	.80	.33	1.45	.83

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Six months ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$117,422	$66,836
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,092	29,311
Net investment results and other nonrecurring items	2,080	39,376
Deferred income taxes	18,411	16,851
Tax benefits of stock compensation plans	8,929	12,931
Dividends received greater than equity in earnings of JOAs and other joint ventures	12,307	4,954
Stock and deferred compensation plans	4,870	8,410
Minority interests in income of subsidiary companies	2,495	1,786
Affiliate fees billed greater than amounts recognized as revenue	5,625	6,708
Network launch incentive payments	(19,938)	(71,841)
Payments for programming less (greater) than program cost amortization	(13,799)	(13,639)
Other changes in certain working capital accounts, net	(17,025)	(5,410)
Miscellaneous, net	2,271	4,495

Net operating activities	156,740	100,768

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(39,548)	(36,763)
Purchase of subsidiary companies and long-term investments	(4,118)	(11,395)
Miscellaneous, net	(362)	4,689

Net investing activities	(44,028)	(43,469)

Cash Flows from Financing Activities:
Increase in long-term debt	50,000	4,099
Payments on long-term debt	(147,770)	(59,063)
Dividends paid	(24,077)	(23,882)
Dividends paid to minority interests	(722)	(783)
Miscellaneous, net (primarily employee stock options)	18,324	22,915

Net financing activities	(104,245)	(56,714)

Increase (decrease) in cash and cash equivalents	8,467	585
Cash and cash equivalents:
Beginning of year	15,508	17,419

End of period	$23,975	$18,004

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,519	$13,639
Income taxes paid	37,690	33,081

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended June 30
As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			66,836			66,836	$26,956

Unrealized gains (losses), net of tax of ($1,789) and $4,881				(3,288)		(3,288)	9,099
Adjustment for losses (gains) in income, net of tax of ($35) and ($2)				(64)		(64)	(3)

Change in unrealized gains (losses)				(3,352)		(3,352)	9,096
Currency translation, net of tax of $45				559		559	452

Total			66,836	(2,793)		64,043	$36,504

Dividends: declared and paid—$.30 per share			(23,882)			(23,882)
Compensation plans, net: 744,166 shares issued; 37,020 shares repurchased; 200 shares forfeited	7	24,248			4,180	28,435
Tax benefits of compensation plans		12,931				12,931

As of June 30, 2002	$799	$211,664	$1,226,549	$1,720	$(7,305)	$1,433,427

As of December 31, 2002	$801	$218,623	$1,324,027	$(23,396)	$(4,590)	$1,515,465
Comprehensive income:
Net income			117,422			117,422	$64,733

Unrealized gains (losses), net of tax of $2,977 and $4,433				5,530		5,530	8,235
Adjustment for losses (gains) in income, net of tax of $13 and $43				24		24	79

Change in unrealized gains (losses)				5,554		5,554	8,314
Currency translation, net of tax of $300 and $196				261		261	155

Total			117,422	5,815		123,237	$73,202

Dividends: declared and paid—$.30 per share			(24,077)			(24,077)
Compensation plans, net: 706,706 shares issued; 43,304 shares repurchased; 1,700 shares forfeited	6	32,413			(4,406)	28,013
Tax benefits of compensation plans		8,929				8,929

As of June 30, 2003	$807	$259,965	$1,417,372	$(17,581)	$(8,996)	$1,651,567

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

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

Our financial statements include estimates for uncollectible accounts receivable; product returns and rebates due to customers; the fair value of our inventories; revenue recognized under customer-billed arrangements; the periods over which long-lived assets are depreciated or amortized; assumptions used in accounting for our defined benefit pension plans; self-insured risks and income taxes payable.

We self-insure employees’ medical and disability income benefits, workers’ compensation benefits and general liability. The recorded liability, which totaled $24.2 million at June 30, 2003, is calculated using actuarial methods and is not discounted. Management does not believe it is likely that its estimates for such items will change materially in the near term.

Newspaper Joint Operating Agencies—We are a partner in joint operating agencies (“JOAs”) in four of our newspaper markets. As permitted by the Newspaper Preservation Act of 1970, a JOA provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine all but their editorial operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The JOA sells advertising and subscriptions for both newspapers in the market, and produces, distributes and markets both newspapers. The earnings generated by the JOA are distributed to the JOA partners in accordance with the joint operating agreement. Each JOA partner independently maintains editorial operations for its newspaper.

The JOA between our Denver Rocky Mountain News and MediaNews Group, Inc.’s (“MediaNews”) Denver Post (the “Denver JOA”) was approved by the U.S. Attorney General in January 2001. The Denver JOA is jointly managed by each of the partners. We do not share management responsibilities for each of our three other JOAs. We receive a 50% share of the earnings of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets.

We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “Total costs and expenses.”

Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of the other JOAs.

Stock-Based Compensation—We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Stock options and awards of Class A Common shares generally vest over a one to three-year incentive period conditioned upon the individual’s employment through that period. We measure compensation expense using the intrinsic-value-based method of Accounting Principles Board Opinion 25—Accounting for Stock Issued to Employees, and its related interpretations. No stock-based compensation expense is recorded upon the issuance of stock options as the exercise price of all options granted equals the market value of the underlying common stock on the date of grant. The values of awards of Class A Common shares, which require no payment by the employee, are amortized to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair-value-based recognition method of Financial Accounting Standard No. (“FAS”) 123—Accounting for Stock-Based Compensation, as amended by FAS 148—Accounting for Stock-Based Compensation—Transition and Disclosure, which was effective for fiscal years ending after December 15, 2002:

( in thousands, except per share data )	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$64,733	$26,956	$117,422	$66,836
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted share awards	798	1,669	1,275	3,424
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted share awards	(798)	(1,669)	(1,275)	(3,424)
Stock options	(3,985)	(3,673)	(7,428)	(6,456)

Pro forma net income	$60,748	$23,283	$109,994	$60,380

Net income per share of common stock
Basic earnings per share:
As reported	$0.81	$0.34	$1.47	$0.84
Additional stock option compensation, net of income tax effects	(0.05)	(0.05)	(0.09)	(0.08)

Pro forma basic earnings per share	$0.76	$0.29	$1.37	$0.76

Diluted earnings per share:
As reported	$0.80	$0.33	$1.45	$0.83
Additional stock option compensation, net of income tax effects	(0.05)	(0.05)	(0.09)	(0.08)

Pro forma diluted earnings per share	$0.75	$0.29	$1.35	$0.75

Fair value was calculated using the Black-Scholes option pricing model. Assumptions used to determine fair value were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted-average fair value of options granted	$22.24	$22.78	$21.97	$22.18
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%	0.8%
Expected volatility	22.0%	22.1%	22.0%	22.1%
Risk-free rate of return	3.8%	4.5%	3.8%	4.5%
Expected life of options	7 years	7 years	7 years	7 years

Net Income Per Share—The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic weighted-average shares outstanding	80,156	79,546	80,027	79,282
Effect of dilutive securities:
Unvested restricted stock held by employees	163	150	157	162
Stock options held by employees and directors	1,014	1,033	981	1,052

Diluted weighted-average shares outstanding	81,333	80,729	81,165	80,496

Reclassifications—For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. RESTRUCTURING CHARGES AND OTHER ITEMS

Reported results of operations include the following items which affect the comparability of year-over-year results.

Net investment results

Net investment results include (i) net realized gains and losses and (ii) accrued performance-based compensation and other expenses associated with the management of Scripps Ventures Funds I and II (“Scripps Ventures”).

Second quarter and year-to-date net investment results in 2003 were a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain investments in development-stage businesses. Investment results reduced net income by $2.1 million, $.03 per share.

Second quarter net investment results in 2002 were a pre-tax charge of $65.6 million, reducing net income by $42.6 million, $.53 per share. Included in net investment results were $26.7 million of write-downs associated with declines in value of the Scripps Ventures investment portfolios and other investments in development-stage businesses and a $35.1 million write-down of our investment in AOL Time Warner. Also included in net investment results were $3.6 million of costs associated with winding down active management of Scripps Ventures. Year-to-date net investment results in 2002 were a pre-tax charge of $73.9 million, reducing net income by $48.0 million, $.60 per share. Year-to-date investment write-downs totaled $69.0 million in 2002.

Tax liability adjustment

We reached an agreement with the Internal Revenue Service to settle the audits of our 1992 through 1995 consolidated federal income tax returns in the second quarter of 2002. As a result, we reduced our estimated liability for open tax years by $8.0 million. Net income was increased by $8.0 million, $.10 per share.

3. ACQUISITIONS

2003	–	In the first quarter we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

2002	–	In the first quarter we acquired an additional 1% interest in The Television Food Network (“Food Network”) for $5.2 million in cash, increasing our residual interest in Food Network to approximately 70%.

The following table summarizes the estimated fair values of the assets acquired as of the dates of acquisition.

( in thousands )	Six months ended June 30,
	2003	2002
Goodwill	$2,885	$5,235
Minority interest retired	619

Cash paid	$3,504	$5,235

In addition to the acquisitions described above, we also acquired an additional interest of less than one percent in our Evansville newspaper in the third quarter of 2002 for $0.3 million in cash. In the fourth quarter of 2002, we acquired a 70% controlling interest in Shop At Home from Summit America Television, Inc. (“Summit America”) for $49.5 million. Related to the acquisition of the controlling interest, we loaned Summit America $47.5 million to be repaid in three years and purchased $3.0 million of Summit America redeemable preferred stock.

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

( in thousands, except per share data )
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating revenues	$474,846	$433,907	$920,040	$828,337
Net income	64,733	24,510	117,422	61,718
Net income per share of common stock:
Basic	$.81	$.31	$1.47	$.78
Diluted	.80	.30	1.45	.77

4. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	June 30, 2003	As of December 31, 2002	June 30, 2002
Securities available for sale (at market value):
AOL Time Warner (2,017,000 common shares)	$32,451	$26,420	$29,667
Other	6,470	4,108	5,034

Total available-for-sale securities	38,921	30,528	34,701
Denver newspaper JOA	182,007	194,347	192,496
FOX Sports Net South and other joint ventures	9,267	8,506	6,422
Summit America preferred stock, at cost plus accrued dividends	3,150	3,000
Digital Theater Systems (587,000 common shares)	1,000	1,000	1,000
Other equity investments	14,253	16,970	22,629

Total investments	$248,598	$254,351	$257,248

Unrealized gains (losses) on securities available for sale	$7,087	$(1,457)	$2,686

Note receivable from Summit America, at initial fair value plus accreted discount	$44,000	$43,250

Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

Our Denver Rocky Mountain News (the “RMN”) and MediaNews Group, Inc.’s Denver Post are parties to a joint operating agreement (the “Denver JOA”). The RMN received a 50% interest in the Denver JOA in exchange for the contribution of most of its assets to the Denver JOA and the payment of $60 million to MediaNews. No gain or loss was recognized on the contribution of the assets to the Denver JOA. The Denver JOA recorded the net assets contributed by us and by MediaNews at their historical cost. The difference between the carrying amount of our investment in the Denver JOA and our 50% share of the stockholders’ equity of the Denver JOA is accounted for in accordance with the principles of FAS 141—Business Combinations and FAS 142—Goodwill and Other Intangible Assets.

Summarized financial information for the RMN included in our consolidated financial statements is as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
RMN operating revenues	$51	$79	$81	$79
Share of Denver JOA earnings for the period	10,310	8,147	16,294	13,402
RMN editorial costs and expenses for the period	(5,634)	(5,375)	(11,079)	(10,503)

RMN contribution to newspaper segment profit (see note 11)	$4,727	$2,851	$5,296	$2,978

RMN depreciation and amortization	$123	$126	$242	$245

Cash distributions received in the period	$19,500	$12,800	$28,500	$19,300

The Denver JOA is organized as a limited liability partnership and is treated as a partnership for income tax purposes. Therefore the partners are responsible for income taxes applicable to their share of the taxable income of the Denver JOA. The net income of the Denver JOA presented above does not reflect income taxes that will be incurred by its partners.

In connection with the acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition is accreted to income over the term of the note. Based upon interest rates for fixed-rate securities with similar terms and credit quality, we estimate the fair value of the note was approximately $46 million at June 30, 2003.

Summit America has the right to require us to purchase the remaining 30% of Shop At Home at any time between November 1, 2004, and October 31, 2007, and we have an option to acquire the remaining 30% of Shop At Home at any time after October 31, 2007, at the then fair value. Upon exercise of either option, Summit America must repay the $47.5 million note and redeem the preferred stock held by us.

We hold 0.6 million common shares of Digital Theater Systems, Inc. (“DTS”) with a carrying value of $1.0 million. DTS completed an initial public offering of its common stock in July 2003 at $17 per share. The fair value of our investment in DTS was approximately $12 million on July 31, 2003.

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair value of the other securities approximates their carrying value at June 30, 2003, however, many of the investees have had no rounds of equity financing in the past three years. There can be no assurance we would realize the carrying value of these securities upon their sale.

We ceased active management of Scripps Ventures in 2002. Scripps Ventures invested approximately $100 million in development-stage businesses focusing primarily on new media technology, including DTS. Scripps Ventures realized approximately $45 million from the sale of investments. The carrying value of the portfolio was approximately $16 million as of July 31, 2003.

5. GOODWILL

The carrying amount of goodwill by business segment and changes in the carrying amount of goodwill are as follows:

( in thousands )
	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total
Balance as of December 31, 2001	$780,732	$135,966	$219,367		$18	$1,136,083
Acquired during the period		5,235				5,235

Balance as of June 30, 2002	$780,732	$141,201	$219,367		$18	$1,141,318

Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109
Acquired during the period	2,885					2,885

Balance as of June 30, 2003	$783,710	$141,201	$219,367	$29,698	$18	$1,173,994

With the exception of goodwill resulting from the repurchase of minority interests in our newspapers, substantially all acquired goodwill is expected to be deductible for tax purposes.

6. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	June 30, 2003	As of December 31, 2002	June 30, 2002
Scripps Networks:
Cost	$645,747	$572,917	$549,186
Accumulated amortization	373,998	320,112	318,538

Net book value	271,749	252,805	230,648

Broadcast television:
Cost	53,307	55,964	50,375
Accumulated amortization	40,409	22,551	37,097

Net book value	12,898	33,413	13,278

Total	$284,647	$286,218	$243,926

7. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	June 30, 2003	As of December 31, 2002	June 30, 2002
Network launch incentives	$299,642	$295,926	$251,331
Accumulated amortization	122,082	107,991	96,729

Net book value	177,560	187,935	154,602
Unbilled affiliate fees	17,668	11,078	7,224

Total network distribution incentives	$195,228	$199,013	$161,826

8. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	June 30, 2003	As of December 31, 2002	June 30, 2002
Variable-rate credit facilities	$166,337	$312,371	$454,829
$100 million, 6.625% notes, due in 2007	99,938	99,930	99,923
$50 million, 3.75% notes, due in 2008	50,000
$100 million, 4.25% notes, due in 2009	99,382	99,334
$200 million, 5.75% notes, due in 2012	198,871	198,809
$100 million, 6.375% notes, due in 2002			99,993
Other notes	12,793	14,528	14,153

Total face value of long-term debt less discounts	627,321	724,972	668,898
Fair market value of interest rate swap	1,686

Total long-term debt	629,007	724,972	668,898
Current portion of long-term debt		75,171	554,902

Long-term debt (less current portion)	$629,007	$649,801	$113,996

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $600 million (the “Variable-Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $400 million in aggregate borrowings expiring in August 2003 and the second a $200 million facility expiring in 2007. The August 2003 facility is currently in the process of being negotiated. We do not expect any material changes in the terms of the facility. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on the Variable-Rate Credit Facilities was 1.2% at June 30, 2003, 1.4% at December 31, 2002, and 1.8% at June 30, 2002.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of June 30, 2003.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 1.1% at June 30, 2003, which was based on six month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance covenants for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants at June 30, 2003.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

9. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )	June 30, 2003	As of December 31, 2002	June 30, 2002
Program rights payable	$47,474	$62,114	$29,263
Employee compensation and benefits	87,891	100,384	111,078
Network distribution incentives	50,551	66,222	42,938
Minority interests	23,794	20,948	14,828
Deferred gain on sale of WCPO building	7,649	7,649
Other	17,859	16,280	9,200

Total other liabilities and minority interests	235,218	273,597	207,307
Current portion of other liabilities	102,188	137,229	71,397

Other liabilities and minority interests (less current portion)	$133,030	$136,368	$135,910

In the fourth quarter of 2002, we sold our Cincinnati television station production facility to the City of Cincinnati for $7.9 million in cash. Our television station will continue to use the facility until construction of a new production facility is completed in 2004. The gain on the sale of the facility of $7.6 million has been deferred until our station relocates to its new production facility. We will receive an additional $3.0 million in cash if our station relocates prior to June 1, 2004. The additional payments, which we expect to earn, are not included in the deferred gain.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Six months ended June 30,
	2003	2002
Other changes in certain working capital accounts, net:
Accounts receivable	$(11,750)	$1,161
Prepaid and accrued pension expense	(9,406)	5,691
Inventories	(7,009)	390
Accounts payable	5,365	(7,689)
Accrued income taxes	14,562	3,927
Accrued employee compensation and benefits	(9,274)	(4,936)
Accrued interest	(272)	(92)
Other accrued liabilities	3,184	(6,171)
Other, net	(2,425)	2,309

Total	$(17,025)	$(5,410)

11. SEGMENT INFORMATION

We are a diversified media company operating in four reportable business segments: newspaper publishing, cable and satellite television programming services (referred to as “Scripps Networks”), broadcast television and television-retailing (“Shop At Home”). We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Newspaper publishing includes 21 daily newspapers in the U.S. Newspapers derive revenue primarily from the sale of advertising space to local and national advertisers and from the sale of the newspapers to readers. Four of our newspapers are partners in JOAs (see Note 1). Each of those newspapers maintain an independent editorial operation and receive a share of the operating profits of the JOA.

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

Corporate represents our corporate office. Certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash, cash equivalent and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.

The accounting policies of each of our business segments are those described in Note 1.

Segment profit is a key metric used by our chief operating decision maker (as defined by FAS 131 – Segment Reporting) to assess the operating performance of our business segments and to make decisions about the allocation of resources to our business segments. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring charges, investment results and certain other items.

As discussed in Note 1, we account for our share of the earnings of JOAs on the equity method of accounting. Our equity in earnings of JOAs is included in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and certain other joint ventures.

Information regarding our business segments follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Segment operating revenues:
Newspapers	$172,895	$170,274	$345,492	$339,210
Scripps Networks	141,923	110,967	258,493	199,668
Broadcast television	78,870	75,721	149,043	141,242
Shop At Home	56,638		114,955
Licensing and other media	24,520	23,473	52,057	45,000

Total operating revenues	$474,846	$380,435	$920,040	$725,120

Segment profit (loss):
Newspapers	$67,490	$70,620	$130,873	$134,333
Scripps Networks	55,944	32,976	97,544	52,850
Broadcast television	24,522	24,810	40,128	40,777
Shop At Home	(5,607)		(11,540)
Licensing and other media	4,617	4,657	8,488	8,744
Corporate	(7,116)	(7,698)	(15,262)	(15,040)

Total segment profit	139,850	125,365	250,231	221,664
Depreciation	(15,945)	(14,458)	(30,764)	(27,317)
Amortization of intangible assets	(1,171)	(970)	(2,328)	(1,994)
Interest expense	(7,832)	(6,629)	(15,835)	(13,221)
Investment results, net of expenses	(3,200)	(65,551)	(3,200)	(73,939)
Miscellaneous, net	1,044	(764)	2,685	(618)

Income before income taxes and minority interests	$112,746	$36,993	$200,789	$104,575

Depreciation:
Newspapers	$6,180	$6,708	$12,072	$12,719
Scripps Networks	2,482	2,384	4,944	4,288
Broadcast television	5,029	4,889	9,679	9,417
Shop At Home	1,536		2,645
Licensing and other media	165	193	323	384
Corporate	553	284	1,101	509

Total depreciation	$15,945	$14,458	$30,764	$27,317

Amortization of intangible assets:
Newspapers	$173	$169	$344	$337
Scripps Networks	588	769	1,173	1,594
Broadcast television	32	32	63	63
Shop At Home	378		748

Total amortization of intangible assets	$1,171	$970	$2,328	$1,994

( in thousands )	Three months ended June 30,		Six months ended June 30, 2002
	2003	2002	2003	2002
Additions to property, plant and equipment:
Newspapers	$6,953	$8,917	$22,137	$20,260
Scripps Networks	2,011	4,144	2,400	5,918
Broadcast television	7,815	1,901	11,941	8,008
Shop At Home	392		1,713
Licensing and other media	74	38	161	82
Corporate	628	385	1,196	2,495

Total additions to property, plant and equipment	$17,873	$15,385	$39,548	$36,763

Business acquisitions and other additions to long-lived assets:
Newspapers	$40	$40	$3,584	$64
Scripps Networks	197	27,286	3,451	50,232
Broadcast television	918		918	20
Other investments	23	2,002	534	6,071

Total	$1,178	$29,328	$8,487	$56,387

Assets:
Newspapers			$1,276,747	$1,269,005
Scripps Networks			822,009	705,732
Broadcast television			487,334	478,916
Shop At Home			154,919
Licensing and other media			27,200	23,047
Venture capital and other investments			54,173	58,792
Corporate			77,982	78,201

Total assets			$2,900,364	$2,613,693

Other additions to long-lived assets include investments, capitalized intangible assets and capitalized launch incentives.

12. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2001	4,531,538	$44.95	$15 - 70
Options granted during the period	1,083,650	75.26	75 - 78
Options exercised during the period	(719,838)	29.49	15 - 67

Options outstanding at June 30, 2002	4,895,350	$53.93	$15 - 78

Options outstanding at December 31, 2002	4,840,034	$54.39	$16 - 78
Options granted during the period	1,099,100	80.05	80 - 85
Options exercised during the period	(524,794)	40.06	16 - 76

Options outstanding at June 30, 2003	5,414,340	$60.99	$16 - 85

Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Price
1993—expire in 2003	30,400	$16	$16.35	30,400	$16	$16.35
1994—expire in 2004	143,300	18 - 21	18.95	143,300	18 - 21	18.95
1995—expire in 2005	9,800	20	20.01	9,800	20	20.01
1996—expire in 2006	69,000	26 - 27	26.98	69,000	26 - 27	26.98
1997—expire in 2007	308,950	35 - 42	35.10	308,950	35 - 42	35.10
1998—expire in 2008	399,750	39 - 56	47.32	399,750	39 - 56	47.32
1999—expire in 2009	505,329	42 - 52	47.14	505,329	42 - 52	47.14
2000—expire in 2010	788,933	43 - 60	49.38	761,601	43 - 60	49.25
2001—expire in 2011	967,330	58 - 70	64.23	805,767	58 - 70	64.22
2002—expire in 2012	1,092,448	73 - 78	75.31	513,100	75 - 76	75.26
2003—expire in 2013	1,099,100	80 - 85	80.05

Total options on number of shares	5,414,340		$60.99	3,546,997		$52.64

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2001	422,881	$54.55	$42 - 71
Shares awarded during the period	4,500	75.55	75 - 77
Shares vested during the period	(113,615)	61.97	42 - 84
Shares forfeited during the period	(200)	47.25	47 - 47

Unvested shares at June 30, 2002	313,566	$54.24	$43 -77

Unvested shares at December 31, 2002	328,376	$55.77	$43 - 77
Shares awarded during the period	161,819	78.92	79 - 81
Shares vested during the period	(135,664)	49.84	43 - 77
Shares forfeited during the period	(1,700)	50.67	50 - 57

Unvested shares at June 30, 2003	352,831	$69.12	$44 - 81

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

In accordance with FAS 142 we review goodwill for impairment based upon groupings of businesses, referred to as reporting units. Reporting units are operating segments or groupings of businesses one level below the operating segment level. Scripps Networks and Shop At Home comprise separate reporting units. Our newspaper and broadcast television reporting units are based upon the size of the newspaper markets as determined by the daily circulation of our newspapers and the network affiliation of our broadcast television stations.

Investments—We hold investments in several companies, including publicly traded securities and other securities that have no active market. Future adverse changes in market conditions, poor operating results, or the inability of certain development-stage companies to find additional financing could result in losses that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future. We regularly review our investments to determine if there has been an other-than-temporary decline in market value. In making that determination, we consider the extent to which cost exceeds market value, the duration of the market decline, earnings and cash forecasts, and current cash position, among other factors.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations—Net income was $64.7 million, $.80 per share, in the second quarter of 2003 compared to $27.0 million, $.33 per share, in the second quarter of 2002. Second quarter 2003 net income was reduced by investment write-downs of $2.1 million, $.03 per share. Second quarter 2002 net income was reduced by $42.6 million, $.53 per share, for net investment results. A change in the estimated liability for open tax years increased second quarter 2002 net income by $8.0 million, $.10 per share.

Year-to-date 2003 net income was $117.4 million, $1.45 per share, compared to $66.8 million, $.83 per share in 2002. Investment write-downs reduced 2003 net income by $2.1 million, $.03 per share. Net income in 2002 was reduced by $48.0 million, $.60 per share, for net investment results and was increased by $8.0 million, $.10 per share, for the change in the estimated liability for open tax years.

In addition to net investment results and the change in the estimated liability for open tax years, our operating results were driven by the performance of our business segments. See page F-25 for a summary of our business segment revenues and business segment profitability. The strong performance of Scripps Networks, our fastest growing business segment, was partially offset by declines at our newspaper business segment and our broadcast television business segment as well as losses incurred at our Shop At Home business segment, which we acquired in the fourth quarter of 2002.

Corporate expense includes $2.1 million in pension expense for the first half of 2003 compared to $0.8 million in the first six months of 2002. Pension expense increased primarily due to lower expected returns on plan assets and lower discount rates. Corporate expense in 2002 was affected by the vesting of certain performance based restricted stock awards. Certain restricted stock awards issued in 2001 are earned based upon the market price of our Class A Common Shares. The expense related to these awards is recorded when the shares are earned. In the first quarter of 2002, 20,000 shares were earned. An additional 20,000 shares were earned in April 2002. The remaining 20,000 shares under the award were earned in July 2003. Third quarter corporate expense will include a charge of approximately $1.7 million for the value of the shares earned.

The operating performance of our business segments is more fully discussed on the following pages.

Depreciation and amortization increased $1.7 million, to $17.1 million in the second quarter of 2003 and $3.8 million to $33.1 million year-to-date. The increase primarily reflects additional depreciation and amortization resulting from the acquisition of Shop At Home.

Interest expense increased $1.2 million in the second quarter and $2.6 million year-to-date primarily due to our decision to replace $200 million of borrowings under our variable-rate credit facilities with fixed-rate notes in order to achieve a desired proportion of fixed-rate versus variable-rate debt. Average fixed-rate borrowings in the second quarter and year-to-date periods were $400 million in 2003 and $200 million in 2002. The weighted-average effective interest rate on fixed-rate notes in the second quarter and year-to-date periods was 5.8% in 2003 and 6.7% in 2002. Average variable-rate borrowings, including the $50 million notes converted to variable-rate borrowings under the provisions of our interest rate swap, were $242 million in the second quarter of 2003 and $459 million in the second quarter of 2002. Average variable-rate borrowings for the year-to-date periods were $266 million in 2003 and $472 million in 2002. The weighted-average effective interest rate on the variable-rate borrowings in the second quarter was 1.2% in 2003 and 1.8% in 2002. For the year-to-date periods the weighted-average effective interest rate on the variable-rate borrowings was 1.3% in 2003 and 1.8 % in 2002. We are currently borrowing under our variable-rate credit facilities at an effective 90-day yield of 1.1%.

Net investment results include (i) net realized gains and losses and (ii) accrued performance-based compensation and other expenses associated with the management of Scripps Ventures Funds I and II (“Scripps Ventures”). Net investment results in the 2003 second quarter include a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain investments in development-stage businesses. Net investment results in the 2002 second quarter were a pre-tax charge of $65.6 million. Included in 2002 second quarter net investment results were $26.7 million of write-downs associated with declines in value of the Scripps Ventures investment portfolios and other investments in development-stage businesses and a $35.1 million write-down of our investment in AOL Time Warner. Also included in 2002 second quarter net investment results were $3.6 million of costs associated with winding down active management of Scripps Ventures.

Year-to-date net investment results in 2002 were a pre-tax charge of $73.9 million, including investment write-downs of approximately $69.0 million.

Our effective income tax rate in 2003 was 40.6% in the second quarter and 40.3% year-to-date. The effective income tax rate in 2002 was 24.6% in the second quarter and 34.4% year-to-date. We reached an agreement with the Internal Revenue Service to settle the audits of our 1992 through 1995 consolidated federal income tax returns in the second quarter of 2002. As a result, we reduced our estimated liability for open tax years by $8.0 million in the second quarter of 2002.

Minority interest increased in the second quarter and year-to-date periods of 2003 primarily due to the operating performance of Food Network. We own an approximate 70% interest in Food Network and Tribune Company (“Tribune”) owns the other 30%. Prior to the fourth quarter of 2002 minority interest did not include a charge for Tribune’s share of the net income of Food Network as cumulative losses exceeded the basis of their investment in Food Network.

Under the terms of the Food Network partnership agreement, we receive approximately 87% of Food Network profits until all capital contributions are returned. Approximately $22 million of profits remain to be allocated in proportion to capital contributions before profits are allocated in proportion to ownership interests. We expect profits will begin to be allocated in proportion to ownership interests in the fourth quarter of 2003.

In the second quarter of 2003, operating losses of Shop At Home reduced Summit America’s basis in Shop At Home to zero. Accordingly, minority interest no longer includes a credit for Summit America’s share of Shop At Home losses.

Business Segment Results—We are a diversified media company operating in four reportable business segments. Newspaper publishing includes 21 daily newspapers in the U.S. Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, Fine Living and DIY - Do It Yourself Network (“DIY”). Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. Broadcast television includes ten stations, nine of which are affiliated with national broadcast networks. Shop At Home markets a range of consumer goods to television viewers and through its Internet site. Shop At Home programming is distributed by broadcast television stations and by cable and satellite television systems. Licensing and other media aggregates operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

As discussed in Note 11 to the Consolidated Financial Statements the performance measure (“Segment Profit”) used by our chief operating decision maker (as defined by FAS 131—Segment Reporting “FAS 131”) to assess the operating performance of our business segments and to make decisions about the allocation of resources to our business segments excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring charges, investment results and certain other items.

Items excluded from Segment Profit generally result from prior decisions or from decisions made by corporate executives rather than by the managers of the business segments. Depreciation and amortization charges are the result of past decisions regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables our chief operating decision maker to evaluate business segment operating performance for the current period based upon current economic conditions and decisions made by the managers of those business segments in the current period.

As discussed in Note 1 to the Consolidated Financial Statements, we account for our share of the earnings of JOAs on the equity method of accounting. Our share of the earnings of JOAs is included in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and other joint ventures.

A reconciliation of our share of earnings in JOAs and other joint ventures included in our business segment operating results to our Consolidated Statements of Income is as follows:

( in thousands )
	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Newspapers:
Equity in earnings of JOAs	$20,201	4.2%	$19,378	$35,842	4.4%	$34,334
Scripps Networks:
Equity in earnings of joint ventures	2,310	105.3%	1,125	4,222	119.3%	1,925

Total equity in earnings of JOAs and other joint ventures	$22,511	9.8%	$20,503	$40,064	10.5%	$36,259

Information regarding our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )
	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Segment operating revenues:
Newspapers managed solely by us	$172,828	1.6%	$170,188	$345,374	1.8%	$339,112
Joint operating agencies	67	(22.1)%	86	118	20.4%	98

Total newspapers	172,895	1.5%	170,274	345,492	1.9%	339,210
Scripps Networks	141,923	27.9%	110,967	258,493	29.5%	199,668
Broadcast television	78,870	4.2%	75,721	149,043	5.5%	141,242
Shop At Home	56,638			114,955
Licensing and other media	24,520	4.5%	23,473	52,057	15.7%	45,000

Total operating revenues	$474,846	24.8%	$380,435	920,040	26.9%	$725,120

Segment profit (loss):
Newspapers managed solely by us	$56,518	(6.0)%	$60,153	$113,294	(3.6)%	$117,523
Joint operating agencies	10,972	4.8%	10,467	17,579	4.6%	16,810

Total newspapers	67,490	(4.4)%	70,620	130,873	(2.6)%	134,333
Scripps Networks	55,944	69.7%	32,976	97,544	84.6%	52,850
Broadcast television	24,522	(1.2)%	24,810	40,128	(1.6)%	40,777
Shop At Home	(5,607)			(11,540)
Licensing and other media	4,617	(0.9)%	4,657	8,488	(2.9)%	8,744
Corporate	(7,116)	7.6%	(7,698)	(15,262)	(1.5)%	(15,040)

Total segment profit	139,850	11.6%	125,365	250,231	12.9%	221,664
Depreciation and amortization of intangibles	(17,116)	(10.9)%	(15,428)	(33,092)	(12.9)%	(29,311)
Interest expense	(7,832)	(18.1)%	(6,629)	(15,835)	(19.8)%	(13,221)
Investment results, net of expenses	(3,200)		(65,551)	(3,200)		(73,939)
Miscellaneous, net	1,044		(764)	2,685		(618)

Income before income taxes and minority interests	$112,746		$36,993	$200,789		$104,575

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

( in thousands )
	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Depreciation and amortization:
Newspapers managed solely by us	$5,965	(7.3)%	$6,437	$11,641	(6.6)%	$12,465
Joint operating agencies	388	(11.8)%	440	775	31.1%	591

Total newspapers	6,353	(7.6)%	6,877	12,416	(4.9)%	13,056
Scripps Networks	3,070	(2.6)%	3,153	6,117	4.0%	5,882
Broadcast television	5,061	2.8%	4,921	9,742	2.8%	9,480
Shop At Home	1,914			3,393
Licensing and other media	165	(14.5)%	193	323	(15.9)%	384
Corporate	553	94.7%	284	1,101	116.3%	509

Total depreciation and amortization	$17,116	10.9%	$15,428	$33,092	12.9%	$29,311

Miscellaneous, net:
Shop At Home—interest and dividends from Summit America	$1,132			$2,325
Other	(88)		$(764)	360		$(618)

Total miscellaneous, net	$1,044		$(764)	$2,685		$(618)

Discussions of the operating performance of each of our reportable business segments may be found on the following pages.

Newspapers—Operating results for newspapers solely managed by us were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Newspapers managed solely by us
Segment operating revenues:
Local	$40,948	(3.8)%	$42,564	$83,439	(2.7)%	$85,747
Classified	54,196	0.4%	53,985	107,431	0.7%	106,729
National	10,003	20.4%	8,310	18,798	15.6%	16,264
Preprint and other	30,783	9.7%	28,055	59,939	10.1%	54,433

Newspaper advertising	135,930	2.3%	132,914	269,607	2.4%	263,173
Circulation	33,694	(2.0)%	34,396	69,256	(0.8)%	69,819
Other	3,204	11.3%	2,878	6,511	6.4%	6,120

Total operating revenues	172,828	1.6%	170,188	345,374	1.8%	339,112

Segment costs and expenses:
Employee compensation and benefits	63,322	5.7%	59,884	125,894	5.3%	119,579
Newsprint and ink	17,860	10.2%	16,210	35,874	5.1%	34,119
Other segment costs and expenses	35,128	3.5%	33,941	70,312	3.6%	67,891

Total segment costs and expenses	116,310	5.7%	110,035	232,080	4.7%	221,589

Contribution to segment profit	$56,518	(6.0)%	$60,153	$113,294	(3.6)%	$117,523

Contribution to segment profit as a percent of operating revenues	32.7%		35.3%	32.8%		34.7%

Supplemental Information:
Depreciation and amortization	$5,965		$6,437	$11,641		$12,465
Capital expenditures	6,953		8,917	22,137		20,260
Business acquisitions and other additions to long-lived assets	40		40	3,584		64

Newspaper advertising revenues increased in 2003 primarily due to increases in national advertising, preprint advertising and advertising on our Internet sites. Increases in real estate and automotive advertising offset declines in help wanted classified advertising. We expect newspaper advertising revenue to increase between 2% and 4% year-over-year in the second half of 2003.

Higher pension costs contributed to the increase in employee compensation and benefits. Pension expense was $5.6 million in the first half of 2003 and $3.8 million in the first half of 2002. Pension expense increased primarily due to lower expected returns on plan assets and lower discount rates.

Newsprint and ink costs increased in the second quarter and year-to-date periods primarily due to the newsprint prices increasing 10% in the second quarter. We expect newsprint costs to increase 8% to 10% year-over-year in the second half of 2003.

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Joint operating agencies
Equity in earnings of JOAs:
Denver	$10,310	26.5%	$8,147	$16,294	21.6%	$13,402
Other	9,891	(11.9)%	11,231	19,548	(6.6)%	20,932

Total equity in earnings of JOAs	20,201	4.2%	19,378	35,842	4.4%	34,334
Operating revenues	67	(22.1)%	86	118	20.4%	98

Total	20,268	4.1%	19,464	35,960	4.4%	34,432

JOA editorial costs and expenses:
Denver	5,634	4.8%	5,374	11,079	5.5%	10,503
Other	3,662	1.1%	3,623	7,302	2.6%	7,119

Total JOA editorial costs and expenses	9,296	3.3%	8,997	18,381	4.3%	17,622

JOA contribution to segment profit:
Denver	4,727	65.8%	2,851	5,296	77.8%	2,978
Other	6,245	(18.0)%	7,616	12,283	(11.2)%	13,832

Total JOA contribution to segment profit	$10,972	4.8%	$10,467	$17,579	4.6%	$16,810

Supplemental Information:
Depreciation and amortization	$388		$440	$775		$591

We are a partner in joint operating agencies (“JOAs”) in four of our newspaper markets. As permitted by the Newspaper Preservation Act of 1970, a JOA provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine all but their editorial operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The JOA sells advertising and subscriptions for both newspapers in the market, and produces, distributes and markets both newspapers. The operating profits earned by the JOA are distributed to the JOA partners in accordance with the joint operating agreement. Each JOA partner independently maintains editorial operations for its newspaper.

The JOA between our Denver Rocky Mountain News and MediaNews Group, Inc.’s (“MediaNews”) Denver Post (the “Denver JOA”) is jointly managed by each of the partners. We do not share management responsibilities for each of our three other JOAs. We receive a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets.

We include our share of JOA operating profits in “Equity in earnings of JOAs and other joint ventures” in our consolidated statements of income. The related editorial costs and expenses are included in “Total costs and expenses.”

Our share of earnings from the joint newspaper operations in Denver improved during the quarter and year-to-date periods compared to the same periods last year despite ongoing weakness in the local economy. The improvement can be attributed to continued cost containment at the Denver JOA. We expect our share of earnings of the Denver JOA for the full year of 2003 will increase by approximately $4 million compared to the full year of 2002.

Declines in our share of earnings in our other JOAs reflect the weakness in the economy and the soft newspaper advertising market.

Scripps Networks—Operating results for Scripps Networks were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Segment operating revenues:
Advertising	$116,771	31.0%	$89,116	$209,929	32.4%	$158,542
Network affiliate fees, net	23,336	14.7%	20,348	45,557	18.3%	38,508
Other	1,816	20.8%	1,503	3,007	14.9%	2,618

Total segment operating revenues	141,923	27.9%	110,967	258,493	29.5%	199,668

Segment costs and expenses:
Employee compensation and benefits	21,476	12.1%	19,164	41,095	12.0%	36,705
Amortization of programs and program licenses	31,936	10.4%	28,918	61,430	10.9%	55,416
Other segment costs and expenses	34,877	12.4%	31,034	62,646	10.6%	56,622

Total segment costs and expenses	88,289	11.6%	79,116	165,171	11.0%	148,743

Segment profit before joint ventures	53,634	68.4%	31,851	93,322	83.3%	50,925
Equity in income of joint ventures	2,310	105.3%	1,125	4,222	119.3%	1,925

Segment profit	$55,944	69.7%	$32,976	$97,544	84.6%	$52,850

Segment profit before joint ventures, as a percent of segment operating revenues	37.8%		28.7%	36.1%		25.5%

Supplemental Information:
Billed network affiliate fees	$26,127	15.2%	$22,687	$51,182	13.2%	$45,216
Network launch incentive payments	4,203		41,664	19,938		71,841
Payments for programming less (greater) than program cost amortization	(5,758)		(3,827)	(14,688)		(13,825)
Depreciation and amortization	3,070		3,153	6,117		5,882
Capital expenditures	2,011		4,144	2,400		5,918
Business acquisitions and investments						5,240
Amounts recorded on the balance sheet (as of June 30th):
Program assets				271,749		230,648
Unamortized network distribution incentives				195,210		161,826
Launch incentive payments due to cable and satellite television systems for launches through the end of the period				50,551		42,938

We launched HGTV in 1994. Food Network launched in 1993, and we acquired controlling interest in 1997. We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. Programming from our networks can be viewed on demand (video-on-demand, “VOD”) on cable television systems in about 63 markets across the United States.

According to the Nielsen Homevideo Index (“Nielsen”) approximately 87 million homes in the United States receive cable or satellite television. According to Nielsen, HGTV was available in approximately 81.0 million homes in June 2003, up 2.4 million from June 2002. Food Network was available in approximately 79.1 million homes in June 2003, up 3.8 million from June 2002. In June 2003, we estimate Fine Living was available in approximately 17 million homes and DIY was available in approximately 19 million homes.

Increased viewership of our networks led to increased demand for advertising time and higher advertising rates. Advertising revenues are expected to increase approximately 20% to 30% year-over-year in the second half of 2003.

The increase in network affiliate fees reflects the wider distribution of the networks, as well as both scheduled rate increases and rate increases resulting from the renewal of distribution agreements. Network affiliate fees are expected to increase approximately 15% to 20% year-over-year in the second half of 2003.

Employee compensation and benefits increased primarily due to additional hiring to support the launch and development of Fine Living and DIY and due to increased pension costs. Pension expense was $1.3 million in the first half of 2003 and $0.8 million in the first half of 2002. Pension expense increased primarily due to lower expected returns on plan assets and lower discount rates.

Amortization of programs and program licenses increased due to the improved quality and variety of programming and expanded hours of original programming on our networks. Programming expenses are expected to increase 30% year-over-year in the second half of 2003. We own the rights to substantially all of the programming we produce and expect to telecast the programs over several years.

Continued marketing and promotion efforts to gain distribution and to increase the viewership of our networks led to the increase in other costs and expenses. Other costs and expenses are expected to increase approximately 20% year-over-year in the second half of 2003.

Losses incurred at our developing programming services (DIY, Fine Living and VOD) reduced second quarter segment profit by $9.8 million in 2003 and by $9.6 million in 2002. Year-to-date segment profit was reduced by $21.3 million in 2003 and by $22.0 million in 2002. For the full year, losses incurred from these developing programming services are expected to reduce segment profit by $40 million to $45 million.

Broadcast Television—Operating results for broadcast television were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Segment operating revenues:
Local	$47,997	6.9%	$44,900	$91,446	7.5%	$85,100
National	25,976	(1.5)%	26,365	48,497	1.7%	47,702
Political	847	20.1%	705	1,008	2.5%	983
Network compensation	2,158	9.7%	1,968	4,540	16.1%	3,909
Other	1,892	6.1%	1,783	3,552	0.1%	3,548

Total segment operating revenues	78,870	4.2%	75,721	149,043	5.5%	141,242

Segment costs and expenses:
Employee compensation and benefits	28,960	6.9%	27,101	58,134	7.5%	54,063
Amortization of programs and program licenses	11,155	11.0%	10,046	21,887	7.2%	20,416
Other segment costs and expenses	14,233	3.4%	13,764	28,894	11.2%	25,986

Total segment costs and expenses	54,348	6.8%	50,911	108,915	8.4%	100,465

Segment profit	$24,522	(1.2)%	$24,810	$40,128	(1.6)%	$40,777

Segment profit as a percent of segment operating revenues	31.1%		32.8%	26.9%		28.9%

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$1,522		$939	$889		$186
Depreciation and amortization	5,061		4,921	9,742		9,480
Capital expenditures	7,815		1,901	11,941		8,008
Business acquisitions and other additions to long-lived assets	918			918		20

Broadcast television revenue increased in the quarter and year-to-date period due to increases in local broadcast television advertising. Based upon advance sales, we expect local and national advertising revenues will increase between 8% and 10% year over-year in the second half of 2003. However, due to the significant political revenues earned in 2002, we expect total television advertising revenue will be slightly less than in 2002. Political advertising was $23 million in the second half of 2002.

In 2001, we renegotiated and extended our network affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation was sharply reduced under the new agreements, which expire in 2010. Our six ABC affiliation agreements expire in 2004 through 2006. Our ABC affiliates recognized $4.4 million of network compensation revenue in the first six months of 2003 and $3.8 million in the first six months of 2002. We are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Segment profit growth was held back by the war in Iraq. The combined effect of reduced advertising revenue and increased news coverage costs reduced segment profits by approximately $2 million year-to-date.

Higher pension costs contributed to the increase in employee compensation and benefits. Pension expense was $2.6 million in the first half of 2003 and $1.4 million in the first half of 2002. Pension expense increased primarily due to lower expected returns on plan assets and lower discount rates.

Shop At Home—Operating results for Shop At Home were as follows:

( in thousands )	Quarterly Period	Year-to-Date
	2003	2003
Segment operating revenues:
Retail merchandise	$56,303	$114,287
Other	335	668

Total segment operating revenues	56,638	114,955

Segment costs and expenses:
Cost of merchandise sold	36,947	75,803
Network distribution	15,862	31,343
Employee compensation and benefits	5,433	10,904
Other segment costs and expenses	4,003	8,445

Total segment costs and expenses	62,245	126,495

Segment profit (loss)	$(5,607)	$(11,540)

Supplemental Information:
Interest and dividend income from Summit America	$1,132	$2,325
Depreciation and amortization	1,914	3,393
Capital expenditures	392	1,713

Operating results for Shop At Home are included in our results of operations from the October 31, 2002 acquisition of the television-retailing network.

Shop At Home programming reached an average full-time equivalent of 48.5 million homes in the second quarter of 2003, up from 40.3 million homes in the second quarter of 2002. Year-to-date, Shop At Home programming reached an average full-time equivalent of 47.2 million homes, up from 38.6 million homes in 2002. Assuming we had owned Shop At Home in the first half of 2002 operating revenues increased 5.9% in the second quarter and 11% year-to-date. Despite solid gains in household distribution and revenue, operating results have been negatively affected by weakness in the general economy since the beginning of the war in Iraq.

We continue to adjust Shop At Home’s merchandising strategy to be more closely aligned to those consumer categories targeted by Scripps Networks.

Pre-tax segment losses incurred by Shop At Home totaled $5.6 million, reducing net income by $.05 per share in the second quarter of 2003 and $11.5 million and $.08 per share year-to-date. For the full year of 2003, we expect Shop At Home to reduce net income by approximately $.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% to 75% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods.

Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	2003	2002
Net cash provided by operating activities	$156,740	$100,768
Capital expenditures	(39,548)	(36,763)
Dividends paid, including to minority interests	(24,799)	(24,665)
Other—primarily stock option proceeds	18,324	22,915

Cash flow available for acquisitions and debt repayment	$110,717	$62,255

Use of available cash flow:
Business acquisitions and investments	$(4,118)	$(11,395)
Other investing activity	(362)	4,689
Increase (decrease) in long-term debt	(97,770)	(54,964)

Cash flow from operating activities exceeded capital expenditures and cash dividends in 2003, as it has in each year since 1992. Cash flow from operating activities in excess of capital expenditures and dividends, combined with our substantial borrowing capacity, has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year in the six months of 2003 due to improved operating performance of our business segments and the receipt of tax refunds associated with the settlement of the Internal Revenue Service examination of our 1992 through 1995 consolidated federal income tax returns. Net cash provided by operating activities in the period was reduced by contributions to our defined benefit pension plans totaling $21.3 million in the first six months of 2003. We expect to make additional pension contributions of approximately $20 million in the last half of 2003. Pension contributions were $0.8 million in the first six months of 2002 and $40 million for the full year of 2002. Pension contributions have increased primarily due to investment losses during the stock market decline from 2000 through 2002 and lower discount rates resulting from the decline in interest rates during that period.

Net cash provided by operating activities was also reduced by costs associated with the development of DIY, Fine Living, and video-on-demand and investments in Shop At Home. Costs associated with our developing businesses reduced cash flow from operating activities by approximately $60 million in the first six months of 2003 and by approximately $70 million in the first six months of 2002.

In the first quarter of 2003, we acquired a fractional interest in our Memphis newspaper for $3.5 million in cash. In the first quarter of 2002, we acquired an additional 1% interest in Food Network for $5.2 million in cash. In 2002, we also invested an additional $6.2 million in equity securities of developing businesses.

Total borrowings were $627 million as of June 30, 2003, including commercial paper borrowings of $166 million with average maturities of 90 days or less. Commercial paper borrowings are supported by two bank credit facilities, one which permits maximum borrowings of $400 million and expires in August 2003 and one which permits maximum borrowings of $200 million and expires in 2007. The August 2003 facility is currently in the process of being negotiated. We do not expect any material changes in the terms of the facility. Borrowings of $434 million are available under the facilities at June 30, 2003.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies. We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of June 30, 2003.

In the fourth quarter of 2002, we acquired a 70% controlling interest in Shop At Home from Summit America Television, Inc. (“Summit America”) for $49.5 million. Related to the acquisition of the controlling interest, we loaned Summit America $47.5 million to be repaid in three years. We also purchased $3.0 million of Summit America redeemable preferred stock. The note is secured by Summit America’s broadcast television stations in San Francisco, Boston and Cleveland and bears interest at 6%, payable quarterly. The note and the preferred stock mature in 2005.

Summit America has the right to require us to purchase the remaining 30% of Shop At Home at any time between November 1, 2004, and October 31, 2007, at the then fair value. We have an option to acquire the remaining 30% of Shop At Home at any time after October 31, 2007, at the then fair value. Upon exercise of either option, Summit America must repay the $47.5 million note due us and redeem the Summit America preferred stock held by us.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at June 30, 2003.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of June 30, 2003			As of December 31, 2002
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$166,337	$166,337		$312,371	$312,371
$100 million, 6.625% notes, due in 2007	99,938	115,280		99,930	113,737
$50 million, 3.75% notes, due in 2008	50,000	51,686
$100 million, 4.25% notes, due in 2009	99,382	105,906		99,334	102,468
$200 million, 5.75% notes, due in 2012	198,871	226,060		198,809	217,368
Other notes	12,793	12,131		14,528	13,956

Total long-term debt including current portion	$627,321	$677,400		$724,972	$759,900

Interest rate swap	$1,686	$1,686

Note from Summit America, including accreted discount	$44,000	$46,000		$43,250	$46,250

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 common shares)	$29,667	$32,451		$29,667	$26,420
Other available-for-sale securities	2,167	6,470		2,318	4,108

Total investments in publicly-traded companies	31,834	38,921		31,985	30,528
Summit America preferred stock	3,150	(a	)	3,000	(a	)
Digital Theater Systems (“DTS”) (587,000 common shares)	1,000	(b	)	1,000	(b	)
Other equity investments	14,253	(a	)	16,970	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. However, many of the investees have not issued new equity within the past three years. There can be no assurance that we would realize the carrying value upon sale of the securities.

(b)	DTS completed an initial public offering of its common stock in July 2003 at $17 per share. The fair value of our investment in DTS was approximately $12 million on July 31, 2003.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. In February 2003, we issued $50 million of 3.75% notes due in 2008. Concurrently, we entered into a receive-fixed, pay-floating interest rate swap, effectively converting the notes to a variable-rate obligation indexed to LIBOR. We account for the interest rate swap as a fair value hedge of the underlying fixed-rate notes. As a result, changes in the fair value of the interest rate swap are offset by changes in the fair value of the swapped notes and no net gain or loss is recognized in earnings.

The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 1.2% at June 30, 2003, and 1.4% at December 31, 2002.

The carrying amount of the Summit America note is based on the estimated fair value of the note at the date of acquisition of the controlling interest in Shop At Home plus accreted discount.

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

In June and July 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

E-1