Form 10-Q
period 2003-09-30
SCRIPPS E W CO /DE
filed 2003-11-13
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2003 there were 62,530,829 of the Registrant’s Class A Common Shares outstanding and 18,369,113 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

A Current Report on Form 8-K reporting our $400 million Competitive Advance and Revolving Credit Facility expiring in August 2003 had been replaced with a $375 million facility expiring in August 2004, was filed on August 11, 2003.

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended September 30, 2003, was filed on October 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: November 13, 2003	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

4

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )	September 30, 2003	As of December 31, 2002	September 30, 2002
	(Unaudited )		(Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$20,222	$15,508	$34,361
Accounts and notes receivable (less allowances - $18,730, $18,092, $18,323)	271,930	280,352	218,241
Programs and program licenses	118,189	124,196	155,311
Inventories	29,589	24,234	7,393
Deferred income taxes	20,700	30,364	36,204
Miscellaneous	25,582	25,357	38,272

Total current assets	486,212	500,011	489,782

Investments	257,687	254,351	245,694

Property, plant and equipment	470,316	456,789	406,312

Goodwill	1,173,994	1,171,109	1,141,411

Other assets:
Programs and program licenses (less current portion)	168,254	162,022	121,191
Unamortized network distribution incentives	196,767	199,013	178,725
Intangible assets	65,445	67,795	62,391
Note receivable from Summit America	44,375	43,250
Miscellaneous	18,753	15,997	14,539

Total other assets	493,594	488,077	376,846

TOTAL ASSETS	$2,881,803	$2,870,337	$2,660,045

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	September 30, 2003	As of December 31, 2002	September 30, 2002
	( Unaudited )		( Unaudited )
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt		$75,171	$132,471
Accounts payable	$92,990	113,579	90,729
Customer deposits and unearned revenue	47,771	40,582	29,584
Accrued liabilities:
Employee compensation and benefits	56,731	80,167	50,228
Network distribution incentives	49,601	62,846	40,916
Miscellaneous	68,968	53,728	57,292

Total current liabilities	316,061	426,073	401,220

Deferred income taxes	177,693	142,630	140,322

Long-term debt (less current portion)	550,692	649,801	512,967

Other liabilities and minority interests (less current portion)	131,619	136,368	137,255

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 62,361,948, 61,668,221; and 61,367,470 shares	624	617	614
Voting - authorized: 30,000,000 shares; issued and outstanding: 18,369,113; 18,369,113; and 18,616,913 shares	184	184	186

Total	808	801	800
Additional paid-in capital	262,338	218,623	216,434
Retained earnings	1,457,125	1,324,027	1,260,239
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	13,541	(945)	(2,793)
Pension liability adjustments	(22,650)	(22,650)
Foreign currency translation adjustment	760	199	20
Unvested restricted stock awards	(6,184)	(4,590)	(6,419)

Total shareholders’ equity	1,705,738	1,515,465	1,468,281

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,881,803	$2,870,337	$2,660,045

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Advertising	$295,617	$273,106	$921,287	$833,175
Retail merchandise sales	55,619	455	165,545	1,572
Circulation	32,344	33,566	101,600	103,385
Network affiliate fees, net	23,490	20,902	69,047	59,410
Licensing	18,652	16,082	59,201	50,348
Other	14,759	10,156	43,841	31,497

Total operating revenues	440,481	354,267	1,360,521	1,079,387

Operating Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	126,643	116,954	382,076	348,493
Programs and program licenses	46,047	38,004	129,364	113,836
Cost of merchandise sold	38,421	270	114,685	797
Newsprint and ink	17,473	15,838	53,347	49,957
JOA editorial costs and expenses	9,253	8,737	27,634	26,359
Other costs and expenses	111,231	84,242	351,835	264,318

Total costs and expenses	349,068	264,045	1,058,941	803,760
Depreciation	16,021	14,053	46,785	41,370
Amortization of intangible assets	1,135	973	3,463	2,967

Total operating expenses	366,224	279,071	1,109,189	848,097

Operating income	74,257	75,196	251,332	231,290
Interest expense	(7,944)	(7,843)	(23,779)	(21,064)
Equity in earnings of JOAs and other joint ventures	20,830	19,223	60,894	55,482
Investment results, net of expenses		(10,052)	(3,200)	(83,991)
Miscellaneous, net	861	675	3,546	57

Income before income taxes and minority interests	88,004	77,199	288,793	181,774
Provision for income taxes	34,509	30,622	115,381	66,575

Income before minority interests	53,495	46,577	173,412	115,199
Minority interests	1,636	901	4,131	2,687

Net income	$51,859	$45,676	$169,281	$112,512

Net income per share of common stock:
Basic	$.65	$.57	$2.11	$1.42
Diluted	.64	.57	2.08	1.40

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Nine months ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$169,281	$112,512
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50,248	44,337
Net investment results and other nonrecurring items	2,080	44,938
Deferred income taxes	37,875	22,852
Tax benefits of stock compensation plans	9,737	13,453
Dividends received greater than equity in earnings of JOAs and other joint ventures	13,363	7,896
Stock and deferred compensation plans	8,028	6,755
Minority interests in income of subsidiary companies	4,131	2,687
Affiliate fees billed greater than amounts recognized as revenue	9,167	9,686
Network launch incentive payments	(24,612)	(89,017)
Payments for programming less (greater) than program cost amortization	(26,389)	(13,257)
Other changes in certain working capital accounts, net	3,092	9,987
Miscellaneous, net	2,921	3,337

Net operating activities	258,922	176,166

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(59,420)	(53,300)
Purchase of subsidiary companies and long-term investments	(4,728)	(19,581)
Miscellaneous, net	3,619	4,254

Net investing activities	(60,529)	(68,627)

Cash Flows from Financing Activities:
Increase in long-term debt	50,000	202,446
Payments on long-term debt	(225,409)	(280,909)
Dividends paid	(36,183)	(35,868)
Dividends paid to minority interests	(1,083)	(1,175)
Miscellaneous, net (primarily employee stock options)	18,996	24,909

Net financing activities	(193,679)	(90,597)

Increase in cash and cash equivalents	4,714	16,942

Cash and cash equivalents:
Beginning of year	15,508	17,419

End of period	$20,222	$34,361

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$23,392	$16,778
Income taxes paid	53,386	80,012

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended Sept. 30
As of December 31, 2001	$792	$174,485	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			112,512			112,512	$45,676

Unrealized gains (losses), net of tax of ($4,170) and ($2,381)				(7,768)		(7,768)	(4,480)
Adjustment for losses (gains) in income, net of tax of ($50) and ($15)				(92)		(92)	(28)

Change in unrealized gains (losses)				(7,860)		(7,860)	(4,508)
Currency translation, net of tax of $112 and $67				574		574	15

Total			112,512	(7,286)		105,226	$41,183

Dividends: declared and paid - $.45 per share			(35,868)			(35,868)
Convert 480,000 Voting Shares to Class A Common Shares Compensation plans, net: 821,631 shares issued; 37,307 shares repurchased; 600 shares forfeited	8	28,496			5,066	33,570
Tax benefits of compensation plans		13,453				13,453

As of September 30, 2002	$800	$216,434	$1,260,239	$(2,773)	$(6,419)	$1,468,281

As of December 31, 2002	$801	$218,623	$1,324,027	$(23,396)	$(4,590)	$1,515,465
Comprehensive income:
Net income			169,281			169,281	$51,859

Unrealized gains, net of tax of $7,798 and $4,821				14,483		14,483	8,953
Adjustment for losses (gains) in income, net of tax of $2 and ($11)				3		3	(21)

Change in unrealized gains (losses)				14,486		14,486	8,932
Currency translation, net of tax of $303 and $3				561		561	300

Total			169,281	15,047		184,328	$61,091

Dividends: declared and paid - $.45 per share			(36,183)			(36,183)
Compensation plans, net: 753,309 shares issued; 56,382 shares repurchased; 3,200 shares forfeited	7	33,978			(1,594)	32,391
Tax benefits of compensation plans		9,737				9,737

As of September 30, 2003	$808	$262,338	$1,457,125	$(8,349)	$(6,184)	$1,705,738

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, has not changed materially. Financial information as of December 31, 2002, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

We self-insure employees’ medical and disability income benefits, workers’ compensation benefits and general liability. The recorded liability for self-insured claims, which totaled $22.3 million at September 30, 2003, is calculated using actuarial methods and is not discounted. We reduced our estimated liability for self-insured claims by approximately $3 million in the third quarter of 2003 primarily due to lower than anticipated medical claims. We do not expect our estimates for such items will change materially in the near term.

Newspaper Joint Operating Agencies - We are a partner in joint operating agencies (“JOAs”) in four of our newspaper markets. As permitted by the Newspaper Preservation Act of 1970, a JOA provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine all but their editorial operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The JOA sells advertising and subscriptions for both newspapers in the market, and produces, distributes and markets both newspapers. The earnings generated by the JOA are distributed to the JOA partners in accordance with the joint operating agreement. Each JOA partner independently maintains editorial operations for its newspaper.

The JOA between our Rocky Mountain News and MediaNews Group, Inc.’s (“MediaNews”) Denver Post (the “Denver JOA”) is jointly managed by each of the partners. We do not share management responsibilities for each of our three other JOAs. We receive a 50% share of the earnings of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets.

We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.”

Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of the other JOAs.

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Awards of Class A Common shares generally require no payment by the employee. Stock options and awards of Class A Common shares generally vest over a one to three-year incentive period conditioned upon the individual’s employment through that period.

We measure compensation expense using the intrinsic-value-based method of Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees, and its related interpretations. No stock-based compensation expense is recorded upon the issuance of stock options as the exercise price of all options granted equals the market value of the underlying common stock on the date of grant. The fair values of time-vested awards at the date of grant are amortized to expense over the vesting period. Performance-vested awards are earned when the market price of our Class A Common shares reach certain targets. Compensation expense for performance-vested awards is recognized in full when the awards are earned based upon the fair values of the awards at that date.

The following table illustrates the effect on net income and earnings per share if we had applied the fair-value-based recognition method of Financial Accounting Standard No. (“FAS”) 123 - Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective for fiscal years ending after December 15, 2002:

( in thousands, except per share data )	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$51,859	$45,676	$169,281	$112,512
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted share awards	2,049	551	3,324	3,975
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted share awards	(2,049)	(551)	(3,324)	(3,975)
Stock options	(3,973)	(3,689)	(11,401)	(10,145)

Pro forma net income	$47,886	$41,987	$157,880	$102,367

Net income per share of common stock
Basic earnings per share:
As reported	$0.65	$0.57	$2.11	$1.42
Additional stock option compensation, net of income tax effects	(0.05)	(0.05)	(0.14)	(0.13)

Pro forma basic earnings per share	$0.60	$0.53	$1.97	$1.29

Diluted earnings per share:
As reported	$0.64	$0.57	$2.08	$1.40
Additional stock option compensation, net of income tax effects	(0.05)	(0.05)	(0.14)	(0.13)

Pro forma diluted earnings per share	$0.59	$0.52	$1.94	$1.27

Fair value was calculated using the Black-Scholes option pricing model. Assumptions used to determine fair value were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted-average fair value of options granted	$22.68	$22.82	$21.98	$22.18
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%	0.8%
Expected volatility	22.0%	22.1%	22.0%	22.1%
Risk-free rate of return	3.8%	4.5%	3.8%	4.5%
Expected life of options	7 years	7 years	7 years	7 years

Net Income Per Share - The following table presents additional information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic weighted-average shares outstanding	80,399	79,661	80,151	79,408
Effect of dilutive securities:
Unvested restricted stock held by employees	208	160	174	161
Stock options held by employees and directors	998	847	987	985

Diluted weighted-average shares outstanding	81,605	80,668	81,312	80,554

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

FAS Interpretation No. (“Interpretation”) 46 - Consolidation of Variable Interest Entities was issued in January 2003. Interpretation 46 clarifies when such entities must be consolidated. As originally issued, the Interpretation was effective for all variable interest entities created or acquired after January 31, 2003, and was effective for all variable interest entities held prior to that date in the first fiscal year or interim period beginning after June 15, 2003. Adoption of the standard had no effect on our financial statements. In October 2003, the Financial Accounting Standards Board (“FASB”) deferred the effective date for variable interest entities created prior to February 1, 2003, to the first interim or annual period ending after December 15, 2003. Adoption of the deferred portion of this standard is not expected to have an effect on our financial statements.

FAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and is effective for contracts entered into or modified after June 30, 2003. Adoption of the standard had no effect on our financial statements.

FAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities, including mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Under FAS 150, such financial instruments are required to be classified as liabilities (or assets in some circumstances) in the statement of financial position. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and applies to all other financial instruments in the first interim or annual period beginning after June 15, 2003.

In October 2003, the FASB indefinitely deferred the application of FAS 150 for mandatorily redeemable non-controlling interests in a subsidiary company that would not be recorded as a liability in the separate financial statements of the subsidiary company. None of the non-controlling interests in our subsidiary companies would be recorded as a liability in their separate financial statements. Accordingly, we currently are unable to determine the impact this standard will have on our financial statements.

3. RESTRUCTURING CHARGES AND OTHER ITEMS

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

Third quarter net investment results in 2002 were a pre-tax charge of $10.1 million, reducing net income by $6.5 million, $.08 per share. Included in net investment results were $9.6 million of write-downs associated with declines in value of the Scripps Ventures investment portfolios and other investments in development-stage businesses. Year-to-date net investment results in 2002 were a pre-tax charge of $84.0 million, reducing net income by $54.6 million, $.68 per share. Year-to-date investment results include a $35.1 million write-down of our investment in Time Warner and $43.6 million of write-downs associated with declines in value of the Scripps Ventures investment portfolios and other investments in development-stage businesses. Also included in net investment results were $3.6 million of costs associated with winding down active management of Scripps Ventures.

Tax liability adjustment

We reached an agreement with the Internal Revenue Service to settle the audits of our 1992 through 1995 consolidated federal income tax returns in the second quarter of 2002. As a result, we reduced our estimated liability for open tax years by $8.0 million. Net income was increased by $8.0 million, $.10 per share in the 2002 year-to-date period.

4. ACQUISITIONS

2003 -	In the first quarter, we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

2002 -	In the first quarter, we acquired an additional 1% interest in Food Network for $5.2 million in cash, increasing our residual interest to approximately 70%. In the third quarter, we acquired an additional interest of less than one percent in our Evansville newspaper for $0.3 million in cash and we purchased $3.0 million of Summit America Television, Inc. (“Summit America”) redeemable preferred stock upon reaching an agreement with Summit America to acquire a 70% controlling interest in Shop At Home.

The following table summarizes the estimated fair values of the assets acquired as of the dates of acquisition.

( in thousands )	Nine months ended September 30,
	2003	2002
Goodwill	$2,885	$5,328
Summit America redeemable preferred stock		3,000
Minority interest retired	619	237

Cash paid	$3,504	$8,565

We completed the acquisition of the controlling interest in Shop at Home in the fourth quarter of 2002, paying Summit America $49.5 million in cash. Related to the acquisition of the controlling interest, we loaned Summit America $47.5 million at 6%. The note is secured by Summit America’s broadcast television stations in San Francisco, Boston and Cleveland. The note and the preferred stock mature in 2005.

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

( in thousands, except per share data )	Three months ended, September 30,		Nine months ended September 30,
	As reported 2003	Pro forma 2002	As reported 2003	Pro forma 2002
Operating revenues	$440,481	$407,408	$1,360,521	$1,235,745
Net income	51,859	42,816	169,281	104,534
Net income per share of common stock:
Basic	$.65	$.54	$2.11	$1.32
Diluted	.64	.53	2.08	1.30

5. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	September 30, 2003	As of December 31, 2002	September 30, 2002
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$30,474	$26,420	$23,597
Digital Theater Systems (554,000 common shares)	15,791
Other	6,408	4,108	4,223

Total available-for-sale securities	52,673	30,528	27,820
Denver JOA	179,992	194,347	189,183
FOX Sports Net South and other joint ventures	10,670	8,506	6,969
Summit America preferred stock, at cost plus accrued dividends	3,195	3,000	3,000
Other equity investments	11,157	17,970	18,722

Total investments	$257,687	$254,351	$245,694

Unrealized gains (losses) on securities available for sale	$20,829	$(1,457)	$(4,188)

Note receivable from Summit America, at initial fair value plus accreted discount	$44,375	$43,250

Investments available for sale represent securities in publicly traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. In the third quarter of 2003, Digital Theater Systems (“DTS”) completed an initial public offering of its common stock. This investment had previously been included in the other equity investments category.

Our Rocky Mountain News (the “RMN”) received a 50% interest in the Denver JOA in exchange for the contribution of most of its assets to the Denver JOA and the payment of $60 million to MediaNews. No gain or loss was recognized on the contribution of the assets to the Denver JOA. The Denver JOA recorded the net assets contributed by us and by MediaNews at their historical cost. The difference between the carrying amount of our investment in the Denver JOA and our 50% share of the stockholders’ equity of the Denver JOA is accounted for in accordance with the principles of FAS 141 - Business Combinations and FAS 142 - Goodwill and Other Intangible Assets.

Summarized financial information for the RMN included in our consolidated financial statements is as follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
RMN operating revenues	$32	$40	$113	$119
Share of Denver JOA earnings for the period	8,051	6,097	24,345	19,499
RMN editorial costs and expenses for the period	(5,708)	(5,214)	(16,787)	(15,717)

RMN contribution to newspaper segment profit	$2,375	$923	$7,671	$3,901

RMN depreciation and amortization	$122	$134	$364	$379

Cash distributions received in the period	$10,000	$9,400	$38,500	$28,700

The Denver JOA is organized as a limited liability partnership and is treated as a partnership for income tax purposes. Therefore the partners are responsible for income taxes applicable to their share of the taxable income of the Denver JOA. The net income of the Denver JOA included in our consolidated results does not reflect income taxes that will be incurred by its partners.

In connection with the acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition is accreted to income over the term of the note. Based upon interest rates for fixed-rate securities with similar terms and credit quality, we estimate the fair value of the note was approximately $46 million at September 30, 2003.

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

Other equity investments include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair value of the other securities approximates their carrying value at September 30, 2003, however, many of the investees have had no rounds of equity financing in the past three years. There can be no assurance we would realize the carrying value of these securities upon their sale.

We ceased active management of Scripps Ventures in 2002. Scripps Ventures invested approximately $100 million in development-stage businesses focusing primarily on new media technology, including DTS. Scripps Ventures realized approximately $45 million from the sale of investments. The carrying value of the portfolio was approximately $20 million as of September 30, 2003.

6. GOODWILL

The carrying amount of goodwill by business segment and changes in the carrying amount of goodwill are as follows:

( in thousands )	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total
Balance as of December 31, 2001	$780,732	$135,966	$219,367		$18	$1,136,083
Acquired during the period	93	5,235				5,328

Balance as of September 30, 2002	$780,825	$141,201	$219,367		$18	$1,141,411

Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109
Acquired during the period	2,885					2,885

Balance as of September 30, 2003	$783,710	$141,201	$219,367	$29,698	$18	$1,173,994

With the exception of goodwill resulting from the repurchase of minority interests in our newspapers, substantially all acquired goodwill is expected to be deductible for tax purposes.

7. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	September 30, 2003	As of December 31, 2002	September 30, 2002
Cost	$699,521	$628,881	$635,565
Accumulated amortization	413,078	342,663	359,063

Total programs and program licenses	$286,443	$286,218	$276,502

In addition to the programs owned or licensed by us included in the table above, we purchase the rights to broadcast first-run syndicated programming. First-run syndicated programming is generally produced at or near its scheduled broadcast date. Licenses for first-run syndicated programming generally commit us to purchase such programming upon its production. We have commitments to purchase approximately $188 million of such programming, including $43 million for the current television season. If such programming is not produced, our commitments under the licenses would generally expire without obligation.

8. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	September 30, 2003	As of December 31, 2002	September 30, 2002
Network launch incentives	$305,709	$295,926	$272,346
Accumulated amortization	130,037	107,991	102,610

Net book value	175,672	187,935	169,736
Unbilled affiliate fees	21,095	11,078	8,989

Total network distribution incentives	$196,767	$199,013	$178,725

9. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	September 30, 2003	As of December 31, 2002	September 30, 2002
Variable-rate credit facilities	$88,552	$312,371	$232,391
$100 million, 6.625% notes, due in 2007	99,942	99,930	99,926
$50 million, 3.75% notes, due in 2008	50,000
$100 million, 4.25% notes, due in 2009	99,406	99,334
$200 million, 5.75% notes, due in 2012	198,903	198,809	198,777
$100 million, 6.375% notes, due in 2002			99,998
Other notes	12,939	14,528	14,346

Total face value of long-term debt less discounts	549,742	724,972	645,438
Fair market value of interest rate swap	950

Total long-term debt	550,692	724,972	645,438
Current portion of long-term debt		75,171	132,471

Long-term debt (less current portion)	$550,692	$649,801	$512,967

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $575 million (the “Variable-Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 and the second a $200 million facility expiring in 2007. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on the Variable-Rate Credit Facilities was 1.1% at September 30, 2003, 1.4% at December 31, 2002, and 1.8% at September 30, 2002.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of September 30, 2003.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 1.1% at September 30, 2003, which was based on six month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance covenants for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants at September 30, 2003.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

10. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )	September 30, 2003	As of December 31, 2002	September 30, 2002
Program rights payable	$36,377	$62,114	$62,054
Employee compensation and benefits	77,923	100,384	110,360
Network distribution incentives	51,754	66,222	44,684
Minority interests	25,737	20,948	16,600
Deferred gain on sale of WCPO building	7,649	7,649
Other	17,864	16,280	9,200

Total other liabilities and minority interests	217,304	273,597	242,898
Current portion of other liabilities	85,685	137,229	105,643

Other liabilities and minority interests (less current portion)	$131,619	$136,368	$137,255

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Nine months ended September 30,
	2003	2002
Other changes in certain working capital accounts, net:
Accounts receivable	$8,422	$16,885
Prepaid and accrued pension expense	(18,918)	9,651
Inventories	(5,355)	(48)
Accounts payable	4,777	(8,711)
Accrued income taxes	12,321	(14,742)
Accrued employee compensation and benefits	(2,999)	3,664
Accrued interest	(475)	6,105
Other accrued liabilities	6,421	(2,865)
Other, net	(1,102)	48

Total	$3,092	$9,987

12. SEGMENT INFORMATION

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

Newspaper publishing includes 21 daily newspapers in the U.S. Newspapers derive revenue primarily from the sale of advertising space to local and national advertisers and from the sale of the newspapers to readers. Four of our newspapers are partners in JOAs (see Note 1). Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the JOA.

Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, DIY – Do It Yourself Network (“DIY”) and Fine Living. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We own approximately 70% of Food Network and approximately 90% of Fine Living. Scripps Networks derives revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Broadcast television includes ten stations, nine of which are affiliated with national broadcast networks. Broadcast television derives revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods directly to television viewers and visitors to its Web site. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are derived from the sale of merchandise.

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

Information regarding our business segments follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Segment operating revenues:
Newspapers managed solely by us	$163,828	$162,959	$509,202	$502,071
Joint operating agencies	56	42	174	140

Total newspapers	163,884	163,001	509,376	502,211
Scripps Networks	121,549	97,069	380,042	296,737
Broadcast television	72,257	72,745	221,300	213,987
Shop At Home	58,425		173,380
Licensing and other media	24,366	21,452	76,423	66,452

Total operating revenues	$440,481	$354,267	$1,360,521	$1,079,387

Segment profit (loss):
Newspapers managed solely by us	$52,069	$52,241	$165,363	$169,764
Joint operating agencies	8,811	8,465	26,390	25,275

Total newspapers	60,880	60,706	191,753	195,039
Scripps Networks	40,277	29,872	137,821	82,722
Broadcast television	18,713	20,621	58,841	61,398
Shop At Home	(3,753)		(15,293)
Licensing and other media	4,489	4,493	12,977	13,237
Corporate	(8,363)	(6,247)	(23,625)	(21,287)

Total segment profit	112,243	109,445	362,474	331,109
Depreciation and amortization of intangibles	(17,156)	(15,026)	(50,248)	(44,337)
Interest expense	(7,944)	(7,843)	(23,779)	(21,064)
Investment results, net of expenses		(10,052)	(3,200)	(83,991)
Miscellaneous, net	861	675	3,546	57

Income before income taxes and minority interests	$88,004	$77,199	$288,793	$181,774

Depreciation:
Newspapers managed solely by us	$5,692	$6,011	$17,122	$18,272
Joint operating agencies	324	326	966	784

Total newspapers	6,016	6,337	18,088	19,056
Scripps Networks	2,815	2,239	7,759	6,527
Broadcast television	4,889	4,938	14,568	14,355
Shop At Home	1,581		4,226
Licensing and other media	153	199	476	583
Corporate	567	340	1,668	849

Total depreciation	$16,021	$14,053	$46,785	$41,370

Amortization of intangible assets:
Newspapers managed solely by us	$107	$103	$318	$307
Joint operating agencies	67	67	200	200

Total newspapers	174	170	518	507
Scripps Networks	548	771	1,721	2,365
Broadcast television	32	32	95	95
Shop At Home	381		1,129

Total amortization of intangible assets	$1,135	$973	$3,463	$2,967

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Additions to property, plant and equipment:
Newspapers	$6,055	$7,044	$28,192	$27,304
Scripps Networks	1,714	3,917	4,114	9,835
Broadcast television	10,107	4,912	22,048	12,920
Shop At Home	744		2,457
Licensing and other media	135	146	296	228
Corporate	1,117	518	2,313	3,013

Total additions to property, plant and equipment	$19,872	$16,537	$59,420	$53,300

Business acquisitions and other additions to long-lived assets:
Newspapers	$440	$390	$4,024	$454
Scripps Networks	5,667	20,339	9,118	70,571
Broadcast television			918	20
Investments	170	7,801	704	13,872

Total	$6,277	$28,530	$14,764	$84,917

Assets:
Newspapers			$1,275,872	$1,263,725
Scripps Networks			808,631	724,488
Broadcast television			485,214	502,800
Shop At Home			151,583
Licensing and other media			26,199	24,787
Investments			63,831	50,089
Corporate			70,473	94,156

Total assets			$2,881,803	$2,660,045

Other additions to long-lived assets include investments, capitalized intangible assets and capitalized network launch incentives.

13. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2001	4,531,538	$44.95	$15 - 70
Options granted during the period	1,087,300	75.26	73 - 78
Options exercised during the period	(760,562)	29.96	15 - 67

Options outstanding at September 30, 2002	4,858,276	$54.08	$15 - 78

Options outstanding at December 31, 2002	4,840,034	$54.39	$16 - 78
Options granted during the period	1,113,700	80.08	80 - 87
Options exercised during the period	(562,508)	40.32	16 - 76

Options outstanding at September 30, 2003	5,391,226	$61.16	$16 - 87

Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1993 - expire in 2003	23,400	$16	$16.35	23,400	$16	$16.35
1994 - expire in 2004	142,535	18 - 21	18.94	142,535	18 - 21	18.94
1995 - expire in 2005	9,800	20	20.01	9,800	20	20.01
1996 - expire in 2006	69,000	26 - 27	26.98	69,000	26 - 27	26.98
1997 - expire in 2007	303,700	35 - 42	35.11	303,700	35 - 42	35.11
1998 - expire in 2008	399,750	39 - 56	47.32	399,750	39 - 56	47.32
1999 - expire in 2009	498,163	42 - 50	47.14	498,163	42 - 50	47.14
2000 - expire in 2010	779,875	43 - 60	49.41	756,409	43 - 60	49.28
2001 - expire in 2011	962,205	58 - 70	64.23	821,375	58 - 70	64.24
2002 - expire in 2012	1,089,098	73 - 78	75.31	513,201	73 - 78	75.27
2003 - expire in 2013	1,113,700	80 - 87	80.08

Total options on number of shares	5,391,226		$61.16	3,537,333		$51.05

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2001	422,881	$54.55	$42 - 71
Shares awarded during the period	32,305	72.43	72 - 77
Shares vested during the period	(114,515)	62.03	42 - 84
Shares forfeited during the period	(600)	47.39	47 - 48

Unvested shares at September 30, 2002	340,071	$55.65	$43 - 77

Unvested shares at December 31, 2002	328,376	$55.77	$43 - 77
Shares awarded during the period	161,819	78.92	78 - 81
Shares vested during the period	(177,233)	52.64	43 - 77
Shares forfeited during the period	(3,200)	50.40	50 - 57

Unvested shares at September 30, 2003	309,762	$70.20	$44 - 81

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

Advertising contracts, which generally have a term of one year or less, may provide rebates based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates are recorded as a reduction of revenue in the period the advertisement is displayed. This requires us to make certain estimates regarding future advertising volumes. We base our estimates on various factors including our historical experience and advertising sales trends. We revise our estimates as necessary based on actual volume realized.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for their advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

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

Network Affiliate Fees. Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of long-term distribution contracts. Network affiliate fees are reported net of discounts earned by cable and satellite television system operators based upon the number of subscribers that receive our programming and net of the costs of incentives offered system operators in exchange for initial long-term distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees over the terms of the contracts based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

The amount of network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until substantially after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of the subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received.

Merchandise Sales. Revenue from the sale of merchandise is recognized when the products are delivered to the customer. We allow customers to return merchandise for full credit or refund within 30 days from the date of receipt. Revenue is reported net of estimated returns. This requires us to estimate product returns. Such estimates are based upon our historical experience. We subsequently adjust these estimated amounts based upon the actual levels of merchandise returned.

Programs and Program Licenses - Programming assets include licensed programs and programs produced by us or on a contract basis for us. We also purchase the rights to broadcast first-run syndicated programming which is generally produced and delivered at or near its scheduled broadcast date. Program costs are expensed over the estimated useful life of the programming based upon estimated future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, revenue estimates and planned usage are reviewed periodically and are revised if necessary. Such revisions may affect the amount of amortization recorded in a given year, the life over which the programs are amortized, or both.

We regularly review program assets and purchase commitments for impairment of the unamortized cost of such programs and commitments. This requires us to compare the unamortized costs of such programs to the advertising and other revenues we expect to receive during the broadcast of the programs. We review our program assets and purchase commitments for impairment using a day-part methodology, whereby programs broadcast during a particular time of day (such as prime-time) are evaluated on an aggregate basis.

Long-lived Assets - Judgment is applied in determining the estimated useful lives of long-lived assets, specifically property, plant and equipment and certain intangible assets with a finite life. We base our judgment of estimated lives on the length of time we have employed similar assets and upon expert opinions.

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

Employee Benefits - We are self-insured for employee-related health and disability benefits and workers’ compensation claims. A third-party administrator is used to process all claims. Estimated liabilities for unpaid claims are based on our historical claims experience and are developed from actuarial valuations. However, actual amounts could vary significantly from such estimates, which would require adjustments to expense in that period. We reduced our estimated liability for self-insured claims by approximately $3 million in the third quarter of 2003 primarily due to lower than anticipated medical claims.

We rely upon actuarial valuations to determine pension costs. Inherent in these valuations are assumptions of discount rates and the expected return on plan assets. The discount rate used to determine our future pension obligations is based upon market rates for long-term bonds. Our return on plan assets assumption is based upon expected returns for broad equity and bond indices, our asset allocation and the historical returns we have earned on those asset classes. A change of 0.5% in our discount rate of 6.5%, or in our assumed rate of return on plan assets of 8.25%, would not have materially affected 2003 pension expense. Future pension expense will depend on future investment performance, changes in discount rates and other factors related to the employee population participating in our pension plans.

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

The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year. To determine the annual effective income tax rate for the full year period we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income before income tax is greater or less than what was estimated or if the allocation of income to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income before income tax for the full year and the jurisdictions in which we expect that income will be taxed.

RESULTS OF OPERATIONS

We are a diversified media company operating in four reportable business segments: newspaper publishing, Scripps Networks, broadcast television, and Shop At Home. Licensing and other media aggregates operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics. The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-26 through F-34.

Consolidated Results of Operations – Consolidated results of operations were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Operating revenues	$440,481	24.3%	$354,267	$1,360,521	26.0%	$1,079,387
Costs and expenses	(349,068)	(32.2)%	(264,045)	(1,058,941)	(31.7)%	(803,760)
Depreciation and amortization of intangible assets	(17,156)	(14.2)%	(15,026)	(50,248)	(13.3)%	(44,337)

Operating income	74,257	(1.2)%	75,196	251,332	8.7%	231,290
Interest expense	(7,944)	(1.3)%	(7,843)	(23,779)	(12.9)%	(21,064)
Equity in earnings of JOAs and other joint ventures	20,830	8.4%	19,223	60,894	9.8%	55,482
Investment results, net of expenses			(10,052)	(3,200)		(83,991)
Miscellaneous, net	861		675	3,546		57

Income before income taxes and minority interests	88,004		77,199	288,793		181,774
Provision for income taxes	34,509		30,622	115,381		66,575

Income before minority interests	53,495		46,577	173,412		115,199
Minority interests	1,636		901	4,131		2,687

Net income	$51,859	13.5%	$45,676	$169,281	50.5%	$112,512

Net income per diluted share of common stock	$.64	12.3%	$.57	$2.08	48.6%	$1.40

Third quarter 2003 compared to third quarter 2002

Operating revenues increased 24.3%. Continued growth in advertising and network affiliate fee revenues at our cable and satellite television programming services contributed approximately 30% of the increase in operating revenues, while approximately two-thirds of the increase is attributable to the October 2002 acquisition of Shop At Home.

Costs and expenses increased 32.2%. The Shop At Home acquisition accounts for approximately 75% of the increase in costs and expenses. In addition, pension expense increased $2.6 million year-over-year due to the combined effects of lower expected returns on plan assets and lower discount rates. Costs and expenses were also affected by the vesting of performance-based restricted stock awards. Certain restricted stock awards issued in 2001 were earned based upon the market price of our Class A Common Shares. The expense related to these awards was recorded when the shares were earned. A total of 40,000 shares were earned in the first and second quarter of 2002. Expense of $1.7 million was recorded in the third quarter of 2003 when the remaining 20,000 shares under the award were earned.

Depreciation and amortization increased year-over-year primarily as a result of depreciation and amortization attributable to the acquisition of Shop At Home.

In the third and fourth quarter of 2002 we replaced approximately $200 million of borrowings under variable-rate credit facilities with fixed-rate debt. Interest expense increased slightly year-over-year in the third quarter as the increase in interest expense resulting from greater fixed-rate borrowings was substantially offset by decreases in the weighted-average interest rate on variable-rate borrowings and by reduced variable rate borrowings. Average variable-rate borrowings, including the $50 million notes converted to variable rate borrowings under the provisions of our interest rate swap, were $160 million in the third quarter of 2003 and $230 million in the third quarter of 2002. The weighted-average effective interest rate on variable rate borrowings was 1.1% in the third quarter of 2003 and 1.8% in the third quarter of 2002. We are currently borrowing under our variable-rate credit facilities at an effective 90-day yield of 1.1%.

Equity in earnings of JOAs and other joint ventures increased primarily due to improved results of the joint newspaper operations in Denver.

Net investment results include (i) net realized gains and losses and (ii) accrued performance-based compensation and other expenses associated with the management of Scripps Ventures Funds I and II (“Scripps Ventures”). Third quarter net investment results in 2002 were a pre-tax charge of $10.1 million, reducing net income by $6.5 million, $.08 per share. Included in net investment results were $9.6 million of write-downs associated with declines in value of the Scripps Ventures investment portfolios and other investments in development-stage businesses.

We reduced our estimated effective income tax rate for full year of 2003 to 39.9% in the third quarter, reducing the effective tax rate for the quarter to 39.2%. The effective income tax rate was 39.7% in the third quarter of 2002.

Minority interest increased year-over-year primarily due to the operating performance of Food Network. We own an approximate 70% interest in Food Network and Tribune Company (“Tribune”) owns the other 30%. Prior to the fourth quarter of 2002 minority interest did not include a charge for Tribune’s share of the net income of Food Network as cumulative losses allocable to Tribune exceeded the basis of Tribune’s investment in Food Network.

Under the terms of the Food Network partnership agreement, we receive approximately 87% of Food Network profits until all capital contributions are returned. Approximately $9 million of pre-tax profits remain to be allocated in proportion to capital contributions before such profits are allocated in proportion to ownership interests. We expect profits will begin to be allocated in proportion to ownership interests in the fourth quarter of 2003. As a result, we expect minority interest to increase between $2 million and $3 million year-over-year in the fourth quarter.

Year-to-date 2003 compared to year-to-date 2002

Operating revenues increased 26.0%. Continued growth in advertising and network affiliate fee revenues at our cable and satellite television programming services contributed approximately 30% of the increase in operating revenues, while approximately two-thirds of the increase is attributable to the October 2002 acquisition of Shop At Home.

Costs and expenses increased 31.7%. The Shop At Home acquisition accounts for approximately 75% of the increase in costs and expenses. In addition, pension expense increased $8.3 million year-over-year due to the combined effects of lower expected returns on plan assets and lower discount rates. Costs and expenses were also affected by the vesting of performance-based restricted stock awards. Certain restricted stock awards issued in 2001 were earned based upon the market price of our Class A Common Shares. The expense related to these awards was recorded when the shares were earned. Expense of $3.3 million was recorded in 2002 when a total of 40,000 shares were earned. Expense of $1.7 million was recorded in 2003 when the remaining 20,000 shares under the award were earned.

Depreciation and amortization increased year-over-year primarily as a result of depreciation and amortization attributable to the acquisition of Shop At Home.

Interest expense increased in 2003 primarily due to our decision to replace $200 million of borrowings under our variable-rate credit facilities with fixed-rate notes. Average fixed-rate borrowings for the year-to-date periods were $400 million in 2003 and $260 million in 2002. The weighted-average effective interest rate on the fixed-rate notes was 5.6% in 2003 and 6.4% in 2002. Average variable-rate borrowings, including the $50 million notes converted to variable-rate borrowings under the provisions of our interest rate swap, were $220 million in 2003 and $390 million in 2002. The weighted-average effective interest rate on the variable-rate borrowings was 1.2% in 2003 and 1.8% in 2002.

Equity in earnings of JOAs and other joint ventures increased primarily due to improved results of the joint newspaper operations in Denver.

Net investment results include (i) net realized gains and losses and (ii) accrued performance-based compensation and other expenses associated with the management of Scripps Ventures Funds I and II (“Scripps Ventures”). Year-to-date net investment results in 2003 were a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain investments in development-stage businesses. Investment results reduced net income by $2.1 million, $.03 per share. Year-to-date net investment results in 2002 were a pre-tax charge of $84.0 million, reducing net income by $54.6 million, $.68 per share. Year-to-date investment results include a $35.1 million write-down of our investment in Time Warner and $43.6 million of write-downs associated with declines in value of the Scripps Ventures investment portfolios and other investments in development-stage businesses. Also included in net investment results were $3.6 million of costs associated with winding down active management of Scripps Ventures.

We estimate our effective income tax rate for 2003 will be approximately 39.9%. The effective income tax rate in 2002 was 36.6% year-to-date. The 2002 year-to-date income tax provision was reduced by $8.0 million upon the settlement of the audits of our 1992 through 1995 consolidated federal income tax returns with the Internal Revenue Service.

Minority interest increased year-over-year primarily due to the operating performance of Food Network. In the second quarter of 2003, operating losses of Shop At Home reduced Summit America’s basis in Shop At Home to zero. Accordingly, minority interest no longer includes a credit for Summit America’s share of Shop At Home losses.

Business Segment Results - As discussed in Note 12 to the Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 – Segment Reporting “FAS 131”) assesses the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a performance measure that excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring charges, investment results and certain other items. Items included in net income determined in accordance with accounting principles generally accepted in the United States that are excluded from segment profit generally result from prior decisions or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of past decisions regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables our chief operating decision maker to evaluate business segment operating performance for the current period based upon current economic conditions and decisions made by the managers of those business segments in the current period.

Segment profits include our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. Newspaper segment profits include equity in earnings of JOAs. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and other joint ventures.

A reconciliation of our equity in earnings of JOAs and other joint ventures included in our business segment operating results to our Consolidated Statements of Income is as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Newspapers:
Equity in earnings of JOAs	$18,008	4.9%	$17,160	$53,850	4.6%	$51,494
Scripps Networks:
Equity in earnings of joint ventures	2,822	36.8%	2,063	7,044	76.6%	3,988

Total equity in earnings of JOAs and other joint ventures	$20,830	8.4%	$19,223	$60,894	9.8%	$55,482

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Segment operating revenues:
Newspapers managed solely by us	$163,828	0.5%	$162,959	$509,202	1.4%	$502,071
Joint operating agencies	56	33.3%	42	174	24.3%	140

Total newspapers	163,884	0.5%	163,001	509,376	1.4%	502,211
Scripps Networks	121,549	25.2%	97,069	380,042	28.1%	296,737
Broadcast television	72,257	(0.7)%	72,745	221,300	3.4%	213,987
Shop At Home	58,425			173,380
Licensing and other media	24,366	13.6%	21,452	76,423	15.0%	66,452

Total operating revenues	$440,481	24.3%	$354,267	$1,360,521	26.0%	$1,079,387

Segment profit (loss):
Newspapers managed solely by us	$52,069	(0.3)%	$52,241	$165,363	(2.6)%	$169,764
Joint operating agencies	8,811	4.1%	8,465	26,390	4.4%	25,275

Total newspapers	60,880	0.3%	60,706	191,753	(1.7)%	195,039
Scripps Networks	40,277	34.8%	29,872	137,821	66.6%	82,722
Broadcast television	18,713	(9.3)%	20,621	58,841	(4.2)%	61,398
Shop At Home	(3,753)			(15,293)
Licensing and other media	4,489	(0.1)%	4,493	12,977	(2.0)%	13,237
Corporate	(8,363)	(33.9)%	(6,247)	(23,625)	(11.0)%	(21,287)

Total segment profit	112,243	2.6%	109,445	362,474	9.5%	331,109
Depreciation and amortization of intangibles	(17,156)	(14.2)%	(15,026)	(50,248)	(13.3)%	(44,337)
Interest expense	(7,944)	(1.3)%	(7,843)	(23,779)	(12.9)%	(21,064)
Investment results, net of expenses			(10,052)	(3,200)		(83,991)
Miscellaneous, net	861		675	3,546		57

Income before income taxes and minority interests	$88,004		$77,199	$288,793		$181,774

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Depreciation and amortization:
Newspapers managed solely by us	$5,799	(5.2)%	$6,114	$17,440	(6.1)%	$18,579
Joint operating agencies	391	(0.5)%	393	1,166	18.5%	984

Total newspapers	6,190	(4.9)%	6,507	18,606	(4.9)%	19,563
Scripps Networks	3,363	11.7%	3,010	9,480	6.6%	8,892
Broadcast television	4,921	(1.0)%	4,970	14,663	1.5%	14,450
Shop At Home	1,962			5,355
Licensing and other media	153	(23.1)%	199	476	(18.4)%	583
Corporate	567	66.8%	340	1,668	96.5%	849

Total depreciation and amortization	$17,156	14.2%	$15,026	$50,248	13.3%	$44,337

Miscellaneous, net:
Shop At Home - interest and dividends from Summit America	$1,133			$3,458
Other	(272)		$675	88		$57

Total miscellaneous, net	$861		$675	$3,546		$57

Discussions of the operating performance of each of our reportable business segments may be found on the following pages.

Newspapers - Newspaper publishing includes twenty-one daily newspapers. Seventeen of the newspapers are managed solely by us and are located within fifteen markets in the U.S. Four of the newspapers are operated pursuant to the terms of joint operating agreements.

Newspapers managed solely by us: Each of the newspapers managed solely by us operates in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee costs and newsprint costs are the primary expenses at each newspaper. The trends and underlying economic conditions affecting the operating performance of any of our newspapers are substantially the same as those affecting all of our newspapers. Our newspaper operating performance is most affected by newsprint prices and the health of the national economy, particularly conditions within the retail, labor, housing and auto markets. Changes in daily and Sunday circulation have not had a significant effect on the operating performance of our newspaper segment. While an individual newspaper may perform better or worse than our newspaper group as a whole due to specific conditions at that newspaper or within its local economy, such variances generally do not significantly affect the overall operating performance of the newspaper segment.

Operating results for newspapers managed solely by us were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Newspapers managed solely by us
Segment operating revenues:
Local	$37,480	(4.4)%	$39,205	$120,919	(3.2)%	$124,952
Classified	51,889	(0.0)%	51,905	159,320	0.4%	158,634
National	9,469	11.9%	8,460	28,267	14.3%	24,724
Preprint and other	29,322	7.7%	27,219	89,261	9.3%	81,652

Newspaper advertising	128,160	1.1%	126,789	397,767	2.0%	389,962
Circulation	32,344	(3.6)%	33,566	101,600	(1.7)%	103,385
Other	3,324	27.6%	2,604	9,835	12.7%	8,724

Total operating revenues	163,828	0.5%	162,959	509,202	1.4%	502,071

Segment costs and expenses:
Employee compensation and benefits	59,990	(2.0)%	61,192	185,884	2.8%	180,771
Newsprint and ink	17,473	10.3%	15,838	53,347	6.8%	49,957
Other segment costs and expenses	34,296	1.8%	33,688	104,608	3.0%	101,579

Total segment costs and expenses	111,759	0.9%	110,718	343,839	3.5%	332,307

Contribution to segment profit	$52,069	(0.3)%	$52,241	$165,363	(2.6)%	$169,764

Contribution to segment profit as a percent of operating revenues	31.8%		32.1%	32.5%		33.8%

Supplemental Information:
Depreciation and amortization	$5,799		$6,114	$17,440		$18,579
Capital expenditures	5,838		6,937	27,777		27,091
Business acquisitions and other additions to long-lived assets	440		390	4,024		454

Newspaper advertising revenues increased in 2003 as increased real estate and automotive advertising offset declines in local retail and help wanted classified advertising. We expect newspaper advertising revenue to increase in the low single digits year-over-year in the fourth quarter of 2003.

Year-to-date retirement plan expense was $11.3 million in 2003 and $9.1 million in 2002. Retirement plan expense increased primarily due to lower expected returns on plan assets and lower discount rates. A reduction in our estimated self-insured medical liability due to lower than anticipated medical claims more than offset higher retirement plan costs in the third quarter of 2003.

Newsprint and ink costs increased in the third quarter and year-to-date periods primarily due to the newsprint prices increasing 10% during the current year. We expect newsprint costs to increase approximately 10% year-over-year in the fourth quarter.

Newspapers operated under Joint Operating Agencies: We are a partner in joint operating agencies (“JOAs”) in four of our newspaper markets. As permitted by the Newspaper Preservation Act of 1970, a JOA provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine all but their editorial operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. The JOA sells advertising and subscriptions for both newspapers in the market, and produces, distributes and markets both newspapers. The operating profits earned by the JOA are distributed to the JOA partners in accordance with the joint operating agreement. Each JOA partner independently maintains editorial operations for its newspaper.

The JOA between our Rocky Mountain News and MediaNews Group, Inc.’s (“MediaNews”) Denver Post (the “Denver JOA”) is jointly managed by each of the partners. We do not share management responsibilities for each of our three other JOAs. We receive a 50% share of the operating profits of the Denver JOA, and between 20% and 40% of the operating profits in the other three markets. We include our share of JOA operating profits in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.”

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Joint operating agencies
Equity in earnings of JOAs:
Denver	$8,051	32.0%	$6,097	$24,345	24.9%	$19,499
Other	9,957	(10.0)%	11,063	29,505	(7.8)%	31,995

Total equity in earnings of JOAs	18,008	4.9%	17,160	53,850	4.6%	51,494
Operating revenues	56	33.3%	42	174	24.3%	140

Total	18,064	5.0%	17,202	54,024	4.6%	51,634

JOA editorial costs and expenses:
Denver	5,708	9.5%	5,214	16,787	6.8%	15,717
Other	3,545	0.6%	3,523	10,847	1.9%	10,642

Total JOA editorial costs and expenses	9,253	5.9%	8,737	27,634	4.8%	26,359

JOA contribution to segment profit:
Denver	2,375	157.3%	923	7,671	96.6%	3,901
Other	6,436	(14.7)%	7,542	18,719	(12.4)%	21,374

Total JOA contribution to segment profit	$8,811	4.1%	$8,465	$26,390	4.4%	$25,275

Supplemental Information:

Depreciation and amortization	$391		$393	$1,166		$984

Capital expenditures	217		107	415		213

Our equity in earnings from the joint newspaper operations in Denver improved year-over-year in the quarter and year-to-date periods despite ongoing weakness in the local economy. The improvement is attributed to continued cost containment at the Denver JOA.

Declines in our equity in earnings of our other JOAs reflect the weakness in the economy and the soft newspaper advertising market.

Scripps Networks - Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, DIY– Do It Yourself Network (“DIY”), and Fine Living. Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 63 markets across the United States. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network.

Each of our four national television networks is a targeted lifestyle oriented network. Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

The success of our networks is primarily dependent upon their ability to attract an audience of sufficient size and with demographics that appeal to such advertisers. Audience size and demographics are directly related to the number of homes in which the network can be viewed and our success in producing programming that is popular with our targeted audience.

We launched HGTV in 1994. Food Network launched in 1993, and we acquired controlling interest in 1997. We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We also create new and original programming and promote such programming to cable and satellite television subscribers in order to attract an audience. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the networks increases we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network.

Operating results for each of our four national networks were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Operating revenues:
HGTV	$70,074	21.7%	$57,586	$216,124	21.3%	$178,192
Food Network	44,464	22.7%	36,241	145,446	31.0%	111,027
DIY	4,997	72.3%	2,900	13,426	93.7%	6,931
Fine Living	1,973		257	4,794		416
Other	41	(51.9)%	85	252	47.4%	171

Total segment operating revenues	$121,549	25.2%	$97,069	$380,042	28.1%	$296,737

Contribution to segment profit (loss):
HGTV	$32,828	28.1%	$25,623	$108,208	38.5%	$78,121
Food Network	15,440	36.8%	11,289	57,194	69.0%	33,846
DIY	(2,510)	4.7%	(2,635)	(8,769)	12.6%	(10,037)
Fine Living	(6,309)	(36.2)%	(4,632)	(19,992)	(7.1)%	(18,660)
Other	828		227	1,180		(548)

Total segment profit	$40,277	34.8%	$29,872	$137,821	66.6%	$82,722

Homes reached in September (1):
HGTV				82,700	3.6%	79,800
Food Network				81,600	6.5%	76,600
DIY				22,500	86.0%	12,100
Fine Living				19,400	54.0%	12,600

(1)	Approximately 87 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

While we have employed similar development strategies with each of our networks, there can be no assurance DIY and Fine Living will achieve operating performance similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing service to approximately 90% of the homes that receive cable and satellite television programming. At the same time there has been an expansion in the number of programming services seeking distribution on those networks, with the number of networks more than doubling since 1996. DIY and Fine Living are expected to reduce segment profit by approximately $8.4 million in the fourth quarter of 2003.

Operating results for Scripps Networks were as follows:

( in thousands )	Quarterly Period			Year-to-Date
	2003	Change	2002	2003	Change	2002
Segment operating revenues:
Advertising	$96,631	29.2%	$74,803	$306,560	31.4%	$233,345
Network affiliate fees, net	23,490	12.4%	20,902	69,047	16.2%	59,410
Other	1,428	4.7%	1,364	4,435	11.4%	3,982

Total segment operating revenues	121,549	25.2%	97,069	380,042	28.1%	296,737

Segment costs and expenses:
Employee compensation and benefits	21,540	12.7%	19,121	62,635	12.2%	55,826
Programs and program licenses	34,446	23.7%	27,846	95,876	15.1%	83,262
Other segment costs and expenses	28,108	26.1%	22,293	90,754	15.0%	78,915

Total segment costs and expenses	84,094	21.4%	69,260	249,265	14.3%	218,003

Segment profit before joint ventures	37,455	34.7%	27,809	130,777	66.1%	78,734
Equity in income of joint ventures	2,822	36.8%	2,063	7,044	76.6%	3,988

Segment profit	$40,277	34.8%	$29,872	$137,821	66.6%	$82,722

Segment profit before joint ventures, as a percent of segment operating revenues	30.8%		28.6%	34.4%		26.5%

Supplemental Information:
Billed network affiliate fees	$27,032	13.2%	$23,880	$78,214	13.2%	$69,096
Network launch incentive payments	4,674		17,176	24,612		89,017
Payments for programming less (greater) than program cost amortization	(12,944)		378	(27,632)		(13,447)
Depreciation and amortization	3,363		3,010	9,480		8,892
Capital expenditures	1,714		3,917	4,114		9,835
Business acquisitions and investments						5,240
Amounts recorded on the balance sheet (as of September 30th):
Program assets				278,981		232,227
Unamortized network launch incentives				196,757		178,725
Unbilled network affiliate fees				21,095		8,989
Incentive payments due for launches through end of period				51,754		44,684

Increased viewership of our networks led to increased demand for advertising time and higher advertising rates. Prime-time household viewership of HGTV increased 15% year-over-year and Food Network increased 20% year-over-year in the third quarter. Advertising revenues are expected to increase approximately 25% to 30% year-over-year in the fourth quarter of 2003.

The increase in network affiliate fees reflects the wider distribution of the networks, as well as both scheduled rate increases and rate increases resulting from the renewal of distribution agreements. Network affiliate fees are expected to increase approximately 20% year-over-year in the fourth quarter of 2003.

Employee compensation and benefits increased primarily due to additional hiring to support the launch and development of Fine Living and DIY and due to increased costs of retirement plans. Retirement plan expense was $3.0 million in the year-to-date period of 2003 and $2.1 million in the year-to-date period of 2002. Retirement plan expense increased primarily due to lower expected returns on plan assets and lower discount rates.

Programs and program licenses and other costs and expenses increased due to continued efforts to improve and promote the programming on our networks in order to attract a larger audience. Programming expenses are expected to increase 30% year-over-year in the fourth quarter of 2003. Other costs and expenses are expected to increase approximately 10% to 15% year-over-year in the fourth quarter of 2003.

Broadcast Television - Broadcast television includes ten television stations. Nine of our ten stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates.

National broadcast television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. We may receive compensation from the network for carrying its programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.

Advertising provides substantially all of each station’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. While an individual television station may perform better or worse than our station group as a whole due to specific conditions at that station or within its local economy such variances generally do not significantly affect the overall operating performance of the broadcast television segment.

Operating results for broadcast television were as follows:

	Quarterly Period			Year-to-Date
( in thousands )	2003	Change	2002	2003	Change	2002
Segment operating revenues:
Local	$43,624	6.0%	$41,138	$135,070	7.0%	$126,238
National	23,667	3.9%	22,789	72,164	2.4%	70,491
Political	1,013	(81.5)%	5,470	2,021	(68.7)%	6,453
Network compensation	2,227	19.1%	1,870	6,767	17.1%	5,779
Other	1,726	16.8%	1,478	5,278	5.0%	5,026

Total segment operating revenues	72,257	(0.7)%	72,745	221,300	3.4%	213,987

Segment costs and expenses:
Employee compensation and benefits	28,552	1.2%	28,223	86,686	5.3%	82,286
Programs and program licenses	11,601	14.2%	10,158	33,488	9.5%	30,574
Other segment costs and expenses	13,391	(2.6)%	13,743	42,285	6.4%	39,729

Total segment costs and expenses	53,544	2.7%	52,124	162,459	6.5%	152,589

Segment profit	$18,713	(9.3)%	$20,621	$58,841	(4.2)%	$61,398

Segment profit as a percent of segment operating revenues	25.9%		28.3%	26.6%		28.7%

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$354		$4	$1,243		$190
Depreciation and amortization	4,921		4,970	14,663		14,450
Capital expenditures	10,107		4,912	22,048		12,920
Business acquisitions and other additions to long-lived assets				918		20

Local advertising revenue increased in the quarter and year-to-date periods as increases in automotive advertising offset declines in retail advertising. Based upon advance sales, we expect local and national advertising revenues will increase between 10% and 12% year-over-year in the fourth quarter of 2003. However, due to the significant political revenues earned in 2002, we expect total advertising revenue will be approximately 10% less than in 2002. Political advertising revenues were $17.3 million in the fourth quarter of 2002.

In 2001, we renegotiated and extended our network affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation was sharply reduced under the new agreements, which expire in 2010. Our six ABC affiliation agreements expire in 2004 through 2006. Our ABC affiliates recognized $6.5 million of network compensation revenue in the year-to-date period of 2003 and $5.6 million in the year-to-date period of 2002. We are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Higher retirement plan costs contributed to the increase in employee compensation and benefits. Retirement plan expense was $5.8 million in the year-to-date period of 2003 and $3.4 million in the year-to-date period of 2002. Retirement plan expense increased primarily due to lower expected returns on plan assets and lower discount rates.

Shop At Home - Shop At Home markets a range of consumer goods directly to television viewers and visitors to its Web site. Programming is distributed on a full or part-time basis under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Affiliates are paid a fee (“network distribution fee”) based upon the number of cable and direct broadcast satellite households reached by the affiliate.

Retail merchandise sales provide substantially all of Shop At Home’s operating revenues and cost of merchandise sold and network distribution costs are the primary expenses. Shop At Home’s operating results are influenced by the distribution of the network, our ability to attract an audience, our selection and mix of product, and by consumers discretionary spending.

Operating results for Shop At Home were as follows:

( in thousands )	Quarterly Period 2003	Year-to-Date 2003
Segment operating revenues:
Retail merchandise	$54,703	$163,237
Shipping and handling	3,439	9,192
Other	283	951

Total segment operating revenues	58,425	173,380

Segment costs and expenses:
Cost of merchandise sold	38,056	113,859
Network distribution fees	14,236	45,579
Employee compensation and benefits	6,073	16,977
Other segment costs and expenses	3,813	12,258

Total segment costs and expenses	62,178	188,673

Segment profit (loss)	$(3,753)	$(15,293)

Supplemental Information:
Interest and dividend income from Summit America	$1,133	$3,458
Depreciation and amortization	1,962	5,355
Capital expenditures	744	2,457

Operating results for Shop At Home are included in our results of operations from the October 31, 2002 acquisition of the television-retailing network. Assuming the acquisition was completed on January 1, 2002, operating revenues increased 9.9% in the third quarter and 10.9% year-to-date.

Shop At Home programming reached an average full-time equivalent of 45.6 million homes in the third quarter of 2003, up from 45.1 million homes in the third quarter of 2002. Year-to-date, Shop At Home programming reached an average full-time equivalent of 46.7 million homes, up from 40.8 million homes in 2002. We expect year-over-year homes reached will decline in the fourth quarter as we reduce low-yielding distribution.

We continue to adjust Shop At Home’s merchandising strategy to be more closely aligned to those consumer categories targeted by Scripps Networks.

Segment losses incurred by Shop At Home totaled $3.8 million, reducing net income by $.04 per share in the third quarter of 2003. Year-to-date segment losses were $15.3 million, reducing net income by $.12 per share year-to-date. For the full year of 2003, we expect Shop At Home to reduce net income by approximately $.16 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% to 75% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Cash flow from operating activities in excess of capital expenditures and dividends has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	Nine months ended September 30,
	2003	2002
Net cash provided by operating activities	$258,922	$176,166
Capital expenditures	(59,420)	(53,300)
Dividends paid, including to minority interests	(37,266)	(37,043)
Other - primarily stock option proceeds	18,996	24,909

Cash flow available for acquisitions and debt repayment	$181,232	$110,732

Use of available cash flow:
Business acquisitions and investments	$(4,728)	$(19,581)
Other investing activity	3,619	4,254
Increase (decrease) in long-term debt	(175,409)	(78,463)

Net cash provided by operating activities increased year-over-year due to improved operating performance of our business segments, the receipt of tax refunds associated with the settlement of the Internal Revenue Service examination of our 1992 through 1995 consolidated federal income tax returns, and lower estimated federal income tax payments resulting from tax deductions associated with contributions to our defined benefit pension plans. Pension contributions were $37.9 million in the first nine months of 2003, $1.2 million in the first nine months of 2002 and $40 million for the full year of 2002. Pension contributions have increased primarily due to investment losses during the stock market decline from 2000 through 2002 and lower discount rates resulting from the decline in interest rates during that period.

Cash required for the development of DIY, Fine Living, video-on-demand and Shop At Home was approximately $70 million in 2003 and approximately $100 million in 2002. In 2003, we acquired a fractional interest in our Memphis newspaper for $3.5 million in cash. In 2002, we acquired an additional 1% interest in Food Network and an additional fractional interest in our Evansville newspaper for $5.6 million in cash. In the third quarter of 2002, we purchased $3.0 million of Summit America Television, Inc. (“Summit America”) redeemable preferred stock upon reaching an agreement with Summit America to acquire a 70% controlling interest in Shop At Home. We completed the acquisition of the controlling interest in Shop at Home in the fourth quarter of 2002, paying Summit America $49.5 million in cash. Related to the acquisition of the controlling interest, we loaned Summit America $47.5 million at 6%. The note is secured by Summit America’s broadcast television stations in San Francisco, Boston and Cleveland. The note and the preferred stock mature in 2005. In 2002, we also invested an additional $10.8 million in equity securities of developing businesses.

Summit America has the right to require us to purchase the remaining 30% of Shop At Home at any time between November 1, 2004, and October 31, 2007, at the then fair value. We have an option to acquire the remaining 30% of Shop At Home at any time after October 31, 2007, at the then fair value. Upon exercise of either option, Summit America must repay the $47.5 million note due us and redeem the Summit America preferred stock held by us. The minority owners of Fine Living have the right to require us to repurchase their interests at the then fair value. We have an option to acquire their interests at the then fair value. The put and call options become exercisable at various dates through 2016. Put options on a 6% interest in Fine Living are currently exercisable.

Total borrowings were $550 million as of September 30, 2003, including commercial paper borrowings of $89 million with average maturities of 90 days or less. Commercial paper borrowings are supported by two bank credit facilities, one which permits maximum borrowings of $375 million and expires in August 2004 and one which permits maximum borrowings of $200 million and expires in 2007. Borrowings of $486 million are available under the facilities at September 30, 2003. Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies. We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of September 30, 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at September 30, 2003.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of September 30, 2003			As of December 31, 2002
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$88,552	$88,552		$312,371	$312,371
$100 million, 6.625% notes, due in 2007	99,942	113,146		99,930	113,737
$50 million, 3.75% notes, due in 2008	50,000	50,950
$100 million, 4.25% notes, due in 2009	99,406	102,777		99,334	102,468
$200 million, 5.75% notes, due in 2012	198,903	218,408		198,809	217,368
Other notes	12,939	12,267		14,528	13,956

Total long-term debt including current portion	$549,742	$586,100		$724,972	$759,900

Interest rate swap	$950	$950

Note from Summit America, including accreted discount	$44,375	$46,000		$43,250	$46,250

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$30,474		$29,667	$26,420
Digital Theater Systems (“DTS”) (554,000 common shares) (b)	11	15,791
Other available-for-sale securities	2,166	6,408		2,318	4,108

Total investments in publicly-traded companies	31,844	52,673		31,985	30,528
Summit America preferred stock	3,195	(a	)	3,000	(a	)
Other equity investments	11,157	(a	)	17,970	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. However, many of the investees have not issued new equity within the past three years. There can be no assurance that we would realize the carrying value upon sale of the securities.
(b)	In the third quarter of 2003, DTS completed an initial public offering of its common stock. The investment had previously been included in the other equity investments category.

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

The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 1.1% at September 30, 2003, and 1.4% at December 31, 2002.

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

The integrity of the internal accounting and disclosure control systems are based on written policies and procedures, the careful selection and training of qualified financial personnel, a program of internal audits and direct management review. Our disclosure control committee meets at least quarterly to review our systems and procedures and to review our financial statements and related disclosures.

Both the internal and independent auditors have direct and private access to the Audit Committee.

In September and October 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

E-1