Form 10-K/A
period 2002-12-31
SCRIPPS E W CO /DE
filed 2003-12-29
CIK 832428

UNITED STATES

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

The aggregate market value of Class A Common Shares of the Registrant held by non-affiliates of the Registrant, based on the $77.00 per share closing price for such stock as of June 28, 2002, was approximately $2,412,000,000. All Class A Common Shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of February 28, 2003, there were 61,761,513 of the Registrant’s Class A Common Shares, $.01 par value per share, outstanding and 18,369,163 of the Registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2003 annual meeting of shareholders.

EXPLANATORY NOTE

This amendment to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2002 is being filed solely to modify the accelerated filer public float disclosure on the cover page of this 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated:	December 29, 2003	By:	/s/ Joseph G. NeCastro

Joseph G. NeCastro Senior Vice President and Chief Financial Officer

2