Form 10-K
period 2003-12-31
SCRIPPS E W CO /DE
filed 2004-03-11
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒ No ☐

The aggregate market value of Class A Common Shares of the Registrant held by non-affiliates of the Registrant, based on the $88.72 per share closing price for such stock on June 30, 2003, was approximately $3,530,000,000. All Class A Common Shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of January 31, 2004, there were 62,646,538 of the Registrant’s Class A Common Shares, $.01 par value per share, outstanding and 18,369,113 of the Registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2004 annual meeting of shareholders.

INDEX TO THE E. W. SCRIPPS COMPANY

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

As used in this Annual Report on Form 10-K, the terms “Scripps,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

ADDITIONAL INFORMATION

You can inspect and copy, at prescribed rates, our annual, quarterly and current reports, proxy statements and other information filed with the Securities and Exchange Commission (“SEC”) at the public reference facilities of the SEC at Room 1024, 450 Fifth Street N.W., Washington D.C., 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxy statements and other information. You can also inspect and copy the reports we file at the offices of the New York Stock Exchange, on which our Class A Common Shares are listed, at 20 Broad Street, New York, New York, 10005.

Our Company website is www.scripps.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy and our Code of Ethics. All of these documents are also available to shareholders in print upon request.

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

We are a diverse media concern with interests in newspapers, national television networks (“Scripps Networks”), broadcast television and television retailing (“Shop At Home”). We also operate United Media, which is the worldwide licensing and syndication home of “Peanuts” and “Dilbert.”

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page F-12 of this Form 10-K and in Note 1 on page F-33 and Note 17 on page F-57 of this Form 10-K.

NEWSPAPERS

We operate 21 daily newspapers in 19 markets in the United States. We solely operate and manage 17 of the newspapers. Each of the other four newspapers is operated pursuant to the terms of a joint operating agreement (“JOA”). We also own and operate the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. All of our newspapers subscribe to the wire service.

Newspaper operations are expanded into new markets primarily through the acquisition of daily newspapers. During the five years ended December 31, 2003, we acquired several newspapers, all during 2000. They are as follows:

•	The Ft. Pierce, Florida, daily newspaper in exchange for our Destin, Florida, newspaper and cash.

•	The Henderson, Kentucky, daily newspaper for cash.

•	The Marco Island, Florida, weekly newspaper for cash.

Our newspapers contributed approximately 37% of our company’s total operating revenues in 2003, down from 49% in 2001.

Newspapers managed solely by us - Information regarding the markets in which we publish and solely manage daily newspapers and the circulation of our daily newspapers is as follows:

( in thousands ) (1)
Newspaper	2003	2002	2001	2000	1999

Abilene (TX) Reporter-News	33	34	35	36	38
Anderson (SC) Independent-Mail	38	39	39	39	40
Boulder (CO) Daily Camera	33	33	34	34	33
Bremerton (WA) Sun	30	31	33	34	35
Corpus Christi (TX) Caller-Times	61	63	63	63	65
Evansville (IN) Courier & Press	69	69	70	71	72
Henderson (KY) Gleaner	10	11	10	11	11
Knoxville (TN) News-Sentinel	121	118	121	123	122
Memphis (TN) Commercial Appeal	173	172	170	175	173
Naples (FL) Daily News	57	56	55	53	52
Redding (CA) Record-Searchlight	35	35	34	34	34
San Angelo (TX) Standard-Times	27	28	28	29	30
Treasure Coast (FL) News/Press-Tribune (2)	100	98	98	97	96
Ventura County (CA) Star	93	94	92	97	93
Wichita Falls (TX) Times Record News	32	32	34	36	37

Total Daily Circulation	911	912	914	931	930

Circulation information for the Sunday edition of our newspapers is as follows:

( in thousands ) (1)
Newspaper	2003	2002	2001	2000	1999

Abilene (TX) Reporter-News	42	44	44	45	47
Anderson (SC) Independent-Mail	44	44	45	45	45
Boulder (CO) Daily Camera	40	41	41	41	40
Bremerton (WA) Sun	34	36	37	37	39
Corpus Christi (TX) Caller-Times	78	80	81	81	85
Evansville (IN) Courier & Press	97	97	98	101	105
Henderson (KY) Gleaner	12	12	12	13	13
Knoxville (TN) News-Sentinel	155	154	156	158	159
Memphis (TN) Commercial Appeal	235	234	232	237	238
Naples (FL) Daily News	69	68	67	66	65
Redding (CA) Record-Searchlight	40	40	39	39	38
San Angelo (TX) Standard-Times	32	33	34	35	36
Treasure Coast (FL) News/Press-Tribune (2)	113	111	110	110	110
Ventura County (CA) Star	107	107	105	110	108
Wichita Falls (TX) Times Record News	36	37	39	41	42

Total Sunday Circulation	1,133	1,137	1,142	1,158	1,171

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News, and the Treasure Coast News/Press-Tribune which are from the Statements for the twelve-month periods ended September 30.

(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Each newspaper publishes a daily newspaper, operates an Internet site and distributes a wide range of niche publications. These niche publications include community newspapers, lifestyle magazines and other publications aimed at both younger readers and classified categories such as real estate, employment and autos. In many of our markets we also offer direct marketing, commercial printing and other related products. Our product offerings allow existing advertisers to reach their target audience in multiple ways, while also giving us an attractive portfolio of products with which to acquire new clients, particularly small and mid-sized advertisers. To protect and enhance our market position we must continually launch new products, offer good, relevant local content, ensure quality service, invest in new technology and cross-brand our newspapers, Internet sites and niche publications.

Advertising provided 78% of newspaper segment operating revenues in 2003. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

Newspaper advertising includes (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, are classified into one of three categories: local, classified or national. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP refers to advertising that is organized by product and service categories within its own self-contained section of the paper. Classified sections are typically found in the back of the paper. While various categories exist within the paper’s classified sections, a substantial amount of classified revenue comes from three categories: real estate, automotive and help wanted. National ROP refers to any advertising purchased by businesses that operate beyond our local market and who typically procure advertising from numerous newspapers by using advertising agency services. Preprint advertisements are generally printed by advertisers and inserted into the newspaper. Internet advertising ranges from simple static banners appearing on a web page to more complex, interactive and animated advertisements.

Advertising is generally sold based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Advertising revenues on a given volume of local and national ROP advertisements are generally greater than the revenues earned on the same volume of preprinted and other advertisements. Typically, because it generates the largest circulation and readership numbers of the week, advertising rates and volume are higher on Sundays. Due to increased demand in the spring and Christmas seasons, the first and third quarters have lower advertising revenues than the second and fourth quarters.

Our newspapers compete for advertising revenues primarily with other local media, including other newspapers, television stations, radio stations, cable television systems, Internet sites and direct mail. In recent years, competition from electronic communication companies, primarily the Internet, has increased in classified categories such as help wanted, real estate and automotive advertising.

Circulation provided approximately 20% of newspaper segment operating revenues in 2003. Circulation revenues are produced from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines. Our newspapers seek to provide quality, relevant local news and information to their readers. Newspapers compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a source of local news and information. We believe our newspapers are the leading source of local news and information in each of their respective markets. To maintain their competitive position, our newspapers have introduced a number of publications aimed at both younger readers and focused upon the classified advertising categories of real estate, employment and autos.

Labor costs accounted for approximately 54% of our newspapers segment costs and expenses in 2003. A substantial number of our newspaper employees are represented by labor unions. See “Employees.”

We use computer systems to write, edit, compose and produce the papers.

Our newspapers are printed in 50-inch web format using offset and flexographic presses. We consumed approximately 142,000 metric tons of newsprint in 2003. Newsprint is a basic commodity and its price is subject to changes in the balance of world-wide supply and demand. Newsprint market prices published by Resource Information Systems, Inc. (a company that provides economic analysis of the printing and writing paper markets) have ranged from $423 per ton to $740 per ton over the past ten years. Consolidation in the North American newsprint industry has reduced the number of suppliers and led to paper mill closures. Mill closures have decreased overall newsprint capacity and increased the likelihood of price increases in the future.

During 2002 we established Media Procurement Services (“MPS”), a wholly-owned subsidiary company. MPS provides newsprint and other paper procurement services for both our newspapers and other non-affiliated newspapers and printers. By combining the purchasing requirements of several companies for newsprint and other services, MPS is able to negotiate more favorable pricing with newsprint producers. MPS purchases newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe our supply sources are sufficient.

Newspapers operated under JOAs - The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market.

Each newspaper maintains a separate and independent editorial operation.

Information regarding the markets in which we publish a daily newspaper pursuant to the terms of a JOA and the daily circulation of our newspaper are as follows:

( in thousands ) (1)

Newspaper	2003	2002	2001	2000	1999

Albuquerque (NM) Tribune	15	16	17	19	21
Birmingham (AL) Post-Herald	10	10	12	15	18
Cincinnati (OH) Post	45	49	53	60	65
Denver (CO) Rocky Mountain News (2)	289	305	323	427	396

Total Daily Circulation	358	380	406	520	501

Sunday circulation information is as follows:

( in thousands ) (1)

Newspaper	2003	2002	2001	2000	1999

Denver (CO) Rocky Mountain News (2)	786	789	801	530	505

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30.

(2)	The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation in 2003, 2002 and 2001 represents the Monday through Friday circulation of the Rocky Mountain News. Reported circulation prior to 2001 represents the Monday through Saturday circulation of the Rocky Mountain News. Reported circulation prior to 2001 represents the Sunday circulation of the Rocky Mountain News.

The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
Birmingham Post-Herald	Newhouse Newspapers	1950	2015
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007. We intend to continue publishing the Cincinnati Post and Kentucky Post newspapers for the duration of the agreement.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The combined operations of the Denver newspapers are jointly managed by each of the newspapers. We have no management responsibilities for the combined operations in the other three markets.

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 20% and 40% of the profits from the other three JOAs.

Our share of the operating profits of the combined newspaper operations in each market is impacted by similar operational, economic and competitive factors in the discussion of newspapers managed solely by us.

SCRIPPS NETWORKS

Scripps Networks includes four national television networks: Home & Garden Television (“HGTV”), Food Network, DIY – Do It Yourself Network (“DIY”), and Fine Living. Our networks have been internally developed, with the exception of Food Network. We acquired controlling interest in Food Network in 1997. Scripps Networks produced approximately 29% of our total operating revenues in 2003, up from 24% in 2001.

Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We own an approximate 70% residual interest in Food Network and an approximate 90% residual interest in Fine Living. The Food Network partnership agreement terminates on December 31, 2012, unless amended or extended prior to that date. Upon termination, the partnership assets are to be liquidated and distributed to the partners in proportion to their partnership interests. The minority owners of Fine Living have the right to require us to repurchase their interests, while we have an option to acquire their interests. The put and call options become exercisable at various dates through 2016. The minority interests will receive fair market value for their interest at the time their option is exercised. Put options on an approximate 6% interest in Fine Living are currently exercisable. The remaining put options become exercisable in 2006.

All of our national television networks are targeted, lifestyle-oriented networks. HGTV began telecasting in 1994 and features programming focused on home repair, remodeling, gardening, decorating and other activities linked with the home. Food Network began telecasting in 1993 and features programming focused on food and entertaining. DIY began telecasting in 1999 and features step-by-step instructions, in-depth demonstrations and tips on various topics associated with home improvement, gardening and crafts. Fine Living, which began telecasting in March 2002, targets an upper demographic audience and advertisers in the luxury consumer goods and services markets.

Our initial focus in launching a network is to gain distribution on cable and satellite television systems. We also create new and original programming and promote the networks’ programming to cable and satellite television subscribers. We expect to incur operating losses until our network distribution and audience size are large enough to attract national advertisers. As the distribution of our networks increases we make additional investments in the quality and variety of programming and in the number of original programming hours offered on the network. Such investments are expected to increase viewership, and consequently yield higher advertising revenues due to improved ratings. Prime time (Monday through Sunday from 8:00 p.m. to 11:00 p.m.) viewership of HGTV and Food Network has increased more than five-fold in the past five years.

While we have employed similar development strategies with each of our networks, there can be no assurance DIY and Fine Living will achieve distribution levels similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996.

Advertising provided approximately 81% of Scripps Networks segment operating revenues in 2003. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

Advertising purchased on our networks usually seeks to promote nationally recognized consumer products and brands. We sell advertising time in both the up-front and scatter markets. The mix between the up-front and scatter markets is based upon a number of factors, including the demand for advertising time, economic conditions and pricing. The first and third quarters normally have lower advertising revenues than our second and fourth quarters.

Advertising is sold on the basis of audience size and demographics, price and effectiveness. We compete for advertising revenues with other local and national media, including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Audience size and demographics are directly related to the number of homes in which our networks can be viewed and our success in producing and promoting programming that is popular with our target audience. In reaching our target audience, we compete for consumers’ discretionary time with all other information and entertainment media.

Our networks are distributed by cable and satellite television systems under the terms of long-term distribution contracts. In exchange for the right to distribute our programming, cable and satellite television systems generally pay a per-subscriber fee. Network affiliate fees provided 17% of Scripps Networks segment operating revenues in 2003.

We compete with other national television networks for distribution on cable and satellite televisions. Several of those networks are owned by cable and satellite television system operators. To obtain long-term contracts, we may make cash payments to cable and satellite television systems, provide an initial period in which a system’s affiliate fee payments are waived or do both. Network affiliate fee revenues are reported net of the cost of incentives granted in exchange for long-term distribution contracts.

The four largest cable and satellite television systems provide service to more than 60% of homes receiving HGTV and Food Network, while the eight largest provide service to more than 90% of such homes. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have historically renewed expiring distribution agreements for HGTV and Food Network.

In a continuing effort to protect and extend our brands, we partnered with Time Warner Cable in November 2001 to launch a joint video-on-demand (“VOD”) trial based in Cincinnati, Ohio. The initial VOD package included a total of 60 hours of programming from HGTV, Food Network and DIY. In October 2002, we announced plans to expand our VOD agreement to cover 30 Time Warner cable television systems across the United States. At December 31, 2003, our programming can be viewed on demand in about 84 markets across the United States.

We both own and license the programming that airs on our networks. Programming accounted for approximately 39% of our networks segment costs and expenses in 2003. We believe there are adequate sources of creative and original programming to meet the needs of our networks.

Our networks require traffic systems to schedule programs and to insert advertisements within programs. We transmit our programming to cable and satellite television systems via satellite. Transponder rights are acquired under the terms of long-term contracts with satellite owners.

Labor costs accounted for approximately 26% of segment costs and expenses in 2003.

BROADCAST TELEVISION

Broadcast television includes 10 television stations. Our broadcast television stations are located in nine of the 60 largest television markets in the United States. Our television stations reach approximately 10% of the nation’s television households, calculated using the multiple ownership rules of the Federal Communications Commission (“FCC”). Nine of our television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates.

We expand our broadcast television operations into new markets primarily through the acquisition of television stations currently in operation. We acquired independent television station KMCI in Lawrence, Kansas, in 2000. We had operated KMCI since 1996 under a Local Marketing Agreement (“LMA”).

Our broadcast television stations provided approximately 16% of our total operating revenues in 2003, down from 20% in 2001.

Information concerning our broadcast television stations, their network affiliations and the markets in which they operate is as follows:

Station and Market	Network Affiliation/ DTV Channel	Affiliation Expires in/ DTV Service Commenced	FCC License Expires in	Rank of Mkt (1)	Stations in Mkt (3)	Percentage of U.S. Television Households in Mkt (5)	2003	2002	2001	2000	1999

WXYZ-TV, Detroit, Ch. 7	ABC	2004	2005	10	9	1.8%
Digital Service Status	41	1998
Average Audience Share (2)							15	15	15	15	16
Station Rank in Market (4)							1	1	1	2	1

WFTS-TV, Tampa, Ch. 28	ABC	2004	2005	13	12	1.5%
Digital Service Status	29	1999
Average Audience Share (2)							6	6	7	8	8
Station Rank in Market (4)							4	4	4	4	4

KNXV-TV, Phoenix, Ch. 15	ABC	2005	2006	15	14	1.4%
Digital Service Status	56	2000
Average Audience Share (2)							6	6	6	7	9
Station Rank in Market (4)							5	5	5	5	6

WEWS-TV, Cleveland, Ch. 5	ABC	2004	2005	16	11	1.4%
Digital Service Status	15	1999
Average Audience Share (2)							12	12	13	14	14
Station Rank in Market (4)							1	1	1	1	1

WMAR-TV, Baltimore, Ch. 2	ABC	2005	2004	23	6	1.0%
Digital Service Status	52	1999
Average Audience Share (2)							7	7	7	8	9
Station Rank in Market (4)							3	3	3	3	3

KSHB-TV, Kansas City, Ch. 41	NBC	2010	2006	31	8	0.8%
Digital Service Status	42	2003
Average Audience Share (2)							8	7	7	8	7
Station Rank in Market (4)							4	4	4	4	4

KMCI-TV, Lawrence, Ch. 38	Ind.		2006	31	8	0.8%
Digital Service Status	36	2003
Average Audience Share (2)							2	1	2	1	2
Station Rank in Market (4)							7	7	7	8	8

WCPO-TV, Cincinnati, Ch. 9	ABC	2006	2005	32	6	0.8%
Digital Service Status	10	1998
Average Audience Share (2)							13	12	12	14	14
Station Rank in Market (4)							2	2	2	2	2

WPTV-TV, W. Palm Beach, Ch. 5	NBC	2010	2005	39	9	0.7%
Digital Service Status	55	2003
Average Audience Share (2)							16	17	16	15	15
Station Rank in Market (4)							1	1	1	1	1

KJRH-TV, Tulsa, Ch. 2	NBC	2010	2006	60	10	0.5%
Digital Service Status	56	2002
Average Audience Share (2)							10	11	11	11	12
Station Rank in Market (4)							3	3	3	3	3

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.

(3)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.

(4)	Station Rank in Market is based on Average Audience Share as described in (2).

(5)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

The sale of local, national and political commercial spots accounted for 95% of broadcast television segment operating revenues in 2003. Advertising is generally sold based upon audience size, demographics, price and effectiveness. Declines in advertising spending, particularly in recessionary periods, adversely affect our business. Automotive advertising accounts for approximately one-fourth of our local and national advertising revenues.

Advertising revenues are also influenced by various cyclical factors, particularly the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Advertising revenues also are affected by whether our stations are affiliated with the national networks broadcasting major events, such as the Olympics or the Super Bowl. The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters.

Our television stations compete for advertising revenues primarily with other local media, including other television stations, radio stations, cable television systems, newspapers, other Internet sites and direct mail. Competition for advertising revenue is based upon market share, audience size, demographics, price and effectiveness. Channel capacities of satellite television and cable television systems have increased as a result of digital technologies, resulting in an increase in the number of available viewing choices. Broadcast television also faces increased competition from Internet services and other electronic entertainment services, resulting in fragmentation of the viewing audience. Audience fragmentation could adversely affect our broadcast television stations.

National television networks offer a variety of programs to affiliated stations, which have a limited right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and may compensate affiliated stations for carrying network programming. Affiliated television stations may share in the cost of certain network programming, which is deducted from such compensation. In 2001, we renegotiated and extended our NBC network affiliation agreements, originally scheduled to expire in 2004, through 2010. Network compensation was sharply reduced under the renegotiated agreements. Our various ABC affiliation agreements expire between 2004 and 2006. We are currently negotiating renewal of our ABC affiliation agreements. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of the agreements with ABC.

In addition to network programming, our broadcast television stations produce their own programming and air programming licensed from a number of different independent program producers and syndicators. News is the focus of our locally-produced programming. To differentiate our programming from that of national networks available on cable and satellite television and other entertainment media, our stations have emphasized and increased hours dedicated to local news and entertainment. Advertising aired during our local news programs accounts for approximately 30% of broadcast television segments operating revenues.

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 21% of total segment costs and expenses in 2003.

Our broadcast television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Labor costs accounted for approximately 53% of segment costs and expenses in 2003.

Federal Regulation of Broadcasting - Broadcast television is subject to the jurisdiction of the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also enforces regulations concerning programming, including children’s and political programming, and it recently adopted new rules affecting stations’ employment practices.

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

FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rule (as recently modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The FCC rules also generally prohibit “cross-ownership” of a television station and a daily newspaper in the same community. Our television station and daily newspaper in Cincinnati were owned by us at the time the cross-ownership rule was enacted and enjoy “grandfathered” status. These properties would become subject to the cross-ownership rule upon their sale. The 1996 Act directed the FCC to review all its media ownership rules biennially. The FCC concluded the 2002 biennial review of its media ownership rules by amending the rules that would generally permit entities to own more television stations in some markets and allow a single entity to own television stations that in the aggregate reach a larger percentage of the total national audience. However, after several parties appealed the FCC’s rule changes, the effectiveness of the new rules has been stayed by a federal court order. It is not possible to predict the timing or outcome of the appeals or their effect on us.

The FCC has adopted a series of orders to implement a transition from the current analog system of broadcast television to a digital transmission system. It granted each television station a second channel on which to begin offering digital service and it set out a timetable for completing the transition by 2006, when it is expected that one of these channels would be returned. Most observers believe that this deadline will be extended.

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

Under the Cable Television Consumer Protection and Competition Act of 1992, broadcast television stations gained “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Our stations have generally elected to negotiate retransmission consent agreements with cable companies. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Satellite carriers, upon request, are required to carry the signal of all local television stations located in markets in which the satellite carrier retransmits at least one local station. While the FCC has announced that a station’s primary video transmission will enjoy must-carry rights after the transition to digital broadcasting, the FCC has so far declined to require carriage of a digital signal in addition to the station’s analog signal.

SHOP AT HOME

Shop At Home sells a range of consumer goods directly to television viewers and visitors to its website. We acquired a 70% controlling interest in Shop At Home from Summit America Television, Inc. (“Summit America,” formerly Shop At Home, Inc.) in October 2002. In December 2003, we announced a definitive agreement to acquire Summit America, including its 30% minority interest in Shop At Home and five Shop At Home-affiliated broadcast television stations. The Shop At Home acquisition gives us the ability to quickly gain scale in a growing television retailing industry. It also permits us to sell a video commerce platform to our existing advertisers. We continue to integrate the management of Shop At Home with that of Scripps Networks.

Shop At Home produced approximately 13% of our company’s total operating revenues in 2003.

Shop At Home is distributed by broadcast television and cable and satellite television affiliates, and can be viewed in more than 147 television markets, including 91 of the 100 largest television markets in the United States.

Sales of merchandise to network viewers and website visitors provide substantially all of Shop At Home’s operating revenues. Television retail sales can be adversely affected during recessionary periods and when other television programming events attract large audiences. Sales made in the fourth quarter are typically higher than in other quarters.

We market products for the home, cookware, jewelry, electronics, beauty, fitness, collectibles and other products to consumers. A show-host approach is used with the host conveying information about the products and demonstrating use of the products.

The mix of products offered depends on a variety of factors including price, availability and customer response. We continue to transition the Shop At Home product mix to better match the consumer categories targeted by our lifestyle-oriented national television networks. For example, in the fourth quarter of 2003, we broadcast live for three days from the High Point, North Carolina, furniture show. We introduced new products, experimented with different product demonstrations and promoted the event on our programming networks, our televisions stations and in our newspapers. We are also experimenting with using Scripps Networks talent to anchor broadcasts.

Viewers can order any product offered by us, subject to availability, 24 hours a day, seven days a week, over the Shop At Home website, directly from our telephone representatives or through a toll-free automated touch-tone system. Products are shipped from our warehouse facility or are drop-shipped by selected vendors from their facilities. We offer our customers a full refund for merchandise returned within 30 days of purchase. A majority of customers pay for their purchases by credit card; however, we also accept money orders, checks, debit cards, electronic funds transfers and offer extended credit terms to our customers.

We compete with three other large public companies (QVC, HSN and ShopNBC) and many smaller television retailers. QVC, HSN and ShopNBC are in nearly all of the television markets that our programming is available. QVC and HSN are the revenue leaders in the industry and each reaches a larger percentage of U.S. television households than Shop At Home. We also compete with store, catalog and Internet retailers.

Merchandise and network distribution costs are the primary operating expenses for the segment. We purchase merchandise from numerous vendors and sources. We monitor product sales and revise our product offerings to maintain an attractive merchandising mix while continually evaluating new products and sources to broaden and enhance our product selection. While a variety of sources are available for most products we sell, two vendors in two different product categories supply us with merchandise that accounts for 22% and 13% of total merchandise costs. Our business could be adversely affected if these vendors ceased supplying merchandise.

Programming is distributed on a full or part-time basis under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Distribution agreements are typically for one-year terms, with automatic renewal unless either party provides a 30-day notice before the end of the term. Affiliates are generally paid a negotiated fee based on the number of cable and direct broadcast satellite households reached by the affiliate. We constantly evaluate distribution levels and effectiveness. We plan to expand our full-time carriage on cable and satellite television systems, while also eliminating low-yielding homes.

Programming is transmitted to network affiliates via satellite. Satellite transmission is obtained under long-term contracts with satellite owners.

LICENSING AND OTHER MEDIA

Licensing and other media aggregates operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features. Included among these features is “Peanuts,” one of the most successful strips in the history of comic art.

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips, and retain the rights to license the characters. “Peanuts” provides approximately 87% of our licensing revenues. Licensing of comic characters in Japan provides approximately 50% of our international revenues, which are less than $60 million annually.

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

EMPLOYEES

As of December 31, 2003, we had approximately 7,800 full-time employees, of whom approximately 4,900 were with newspapers, 800 with Scripps Networks, 1,400 with broadcast television, 500 with Shop At Home and 100 with licensing and other media. Various labor unions represent approximately 1,300 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

ITEM 2.	PROPERTIES

We own substantially all of the facilities and equipment used in our newspaper operations. In 2002, we completed construction of a new production facility for our Knoxville newspaper and are currently constructing a new production facility for our Treasure Coast newspapers.

Scripps Networks operates from a production facility in Knoxville and leased facilities in New York and California. Substantially all other facilities and equipment are owned by Scripps Networks.

We own substantially all of the facilities and equipment used by our broadcast television stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signal. We completed construction of a new facility for our West Palm Beach station in 2001 and began construction of a new facility for our Cincinnati station in 2003.

Shop At Home operates from facilities in Nashville, Tennessee. We own substantially all of the technical and television production facilities, offices and studios used by Shop At Home. Warehouse facilities are generally leased. We expect to expand Shop At Home’s warehouse facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kenneth W. Lowe	53

President, Chief Executive Officer and Director (since October 2000); President and Chief Operating Officer (January 2000 to October 2000); Chairman and Chief Executive Officer, Scripps Networks (1994 to 2000)

Richard A. Boehne	47	Executive Vice President (since 1999); Vice President/Communications and Investor Relations (1995 to 1999)

Frank Gardner	61	Senior Vice President and Chairman, Scripps Networks (since 2001); Senior Vice President/Interactive Media (2000 to 2001); Senior Vice President/Television (1993 to 2000)

Alan M. Horton	60	Senior Vice President/Newspapers (since 1994)

John F. Lansing	46	Senior Vice President/Television (since May 2002); Vice President/Television (2001 to 2002); Vice President/General Manager, WEWS-TV (1997 to 2001)

Joseph G. NeCastro	47	Senior Vice President and Chief Financial Officer (since May 2002); Chief Financial Officer, Penton Media, Inc. (1998 to 2002)

B. Jeff Craig	45	Vice President and Chief Technology Officer (since 2001); Senior Vice President, Interactive Technology and New Media Development, Discovery Communications (1998 to 2000)

Gregory L. Ebel	48	Vice President/Human Resources (since 1994)

Lori A. Hickok	40	Vice President and Controller (since June 2002); Corporate Development Analyst (2001 to 2002); Controller/New Media (1999 to 2001)

M. Denise Kuprionis	47	Vice President, Corporate Secretary and Director of Legal Affairs (since 2001), Corporate Secretary and Director of Legal Affairs (2000 to 2001); Corporate Secretary (1987 to 2000)

Tim A. Peterman	36

Vice President/Corporate Development (since March 2002); Chief Financial Officer/Broadcast Division, Chief Financial Officer/Cable Television Network Division, USA Networks (1999 to 2002); Director of Finance for the Television Station Group, Sinclair Communications (1998 to 1999)

William B. Peterson	60	Vice President/Station Operations (since January 2004); Vice President/General Manager, WPTV-TV (2001 to 2004); Vice President/General Manager, WRAL-TV (1999 to 2001)

Timothy E. Stautberg	41	Vice President/Communications and Investor Relations (since 1999); General Manager, Redding Record Searchlight (1997 to 1999)

Stephen W. Sullivan	57	Vice President/Newspaper Operations (since August 2000); Vice President/Newspapers (1997 to 2000)

E. John Wolfzorn	58	Vice President and Treasurer (since July 2002); Treasurer (1979 to 2002)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” There are approximately 23,000 owners of our Class A Common shares, based on security position listings, and 18 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2003
Market price of common stock:
High	$83.64	$90.65	$90.05	$95.15
Low	74.39	73.90	80.75	85.30

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

2002
Market price of common stock:
High	$82.50	$87.50	$78.30	$80.10
Low	66.20	73.80	68.06	65.13

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

ITEM 6.	SELECTED FINANCIAL DATA

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Controls and Procedures required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). Information regarding Section 16(a) compliance is incorporated by reference to the material captioned “Report on Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

We have adopted a code of ethics that applies to all employees, officers and directors of Scripps. The code of ethics meets the requirements defined by Item 406 of Regulation S-K and the requirement of a code of business conduct and ethics under NYSE listing standards. A copy of our code of ethics is posted on our website at www.scripps.com.

Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Report of the Audit Committee of the Board of Directors” in the Proxy Statement.

The Proxy Statement will be filed with the Securities and Exchange Commission on or before March 31, 2004.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the material captioned “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the material captioned “Report of the Audit Committee of the Board of Directors” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Supplemental Schedules

(a)	The consolidated financial statements of Scripps are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The report of Deloitte & Touche LLP, Independent Auditors, dated March 3, 2004, is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

A Current Report on Form 8-K reporting that we had reached a definitive agreement to acquire Summit America Television was filed on December 19, 2003.

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended December 31, 2003, was filed on January 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 11, 2004	By:	/s/ Kenneth W. Lowe

Kenneth W. Lowe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 11, 2004.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph G. NeCastro Joseph G. NeCastro	Senior Vice President and Chief Financial Officer

/s/ William R. Burleigh William R. Burleigh	Chairman of the Board of Directors

/s/ John H. Burlingame John H. Burlingame	Director

/s/ David A. Galloway David A. Galloway	Director

/s/ Jarl Mohn Jarl Mohn	Director

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director

/s/ Jeffrey Sagansky Jeffrey Sagansky	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Edward W. Scripps Edward W. Scripps	Director

/s/ Paul K. Scripps Paul K. Scripps	Director

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director

/s/ Julie A. Wrigley Julie A. Wrigley	Director

THE E. W. SCRIPPS COMPANY

SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL HIGHLIGHTS

( in millions, except per share data )
	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)	1995 (1)	1994 (1)	1993 (1)

Summary of Operations
Operating revenues:
Newspapers	$692	$682	$677	$687	$654	$623	$483	$415	$387	$363	$335
Scripps Networks	535	415	337	296	213	133	57	30	19	5
Broadcast television	304	305	278	343	312	331	331	323	295	288	255
Shop At Home	238	42
Licensing and other media	105	90	89	97	93	89	80	75	68	68	85

Total segment operating revenues	1,875	1,536	1,380	1,423	1,272	1,175	952	843	769	724	675
Divested operating units (2)				11	23	25	44	61	44	37	88
RMN pre-JOA operating revenues (3)			12	221	210	200	197	183	184	170	154

Total operating revenues	$1,875	$1,536	$1,392	$1,654	$1,505	$1,401	$1,193	$1,086	$997	$931	$917

Segment profit (loss):
Newspapers managed solely by us	$227	$232	$222	$238	$241	$227	$186	$145	$138	$128	$92
Newspapers operated pursuant to JOAs	42	38	15	31	35	33	31	21	20	22	17

Total newspapers	269	270	238	269	276	260	217	166	158	150	109
Scripps Networks	204	125	76	69	34	6	(9)	(14)	(17)	(8)	(1)
Broadcast television	85	98	80	129	96	118	128	126	113	116	89
Shop At Home	(22)	(2)
Licensing and other media	19	17	15	16	13	12	10	10	8	6	6
Corporate	(32)	(28)	(19)	(20)	(18)	(16)	(16)	(17)	(16)	(15)	(13)

Total segment profit	523	481	389	464	400	379	331	270	247	249	190
Divested operating units (2)					1	1	(1)	5	4	3	14
Depreciation	(64)	(58)	(56)	(69)	(65)	(64)	(54)	(50)	(46)	(40)	(42)
Amortization of other intangible assets	(5)	(4)	(5)	(4)	(4)	(5)	(2)	(3)	(5)	(5)	(6)
Amortization of goodwill and other intangible assets with indefinite lives (4)			(38)	(36)	(35)	(35)	(22)	(17)	(15)	(14)	(14)
Restructuring charges, including share of JOA restructurings (5)	(2)	4	(16)	(10)	(2)			(4)		(11)	(5)
Disputed music license royalties (6)											4
Interest expense	(32)	(28)	(39)	(52)	(45)	(47)	(19)	(10)	(11)	(16)	(26)
Interest and dividend income	5	2	1	1	1	2	3	1	3	1	3
Other investment results, net of expenses (7)	(3)	(86)	5	(25)	1		(3)	37
Gains on divested operations (1)				6			48				92
Gain on sale of Garfield copyrights (8)										32
Other gains (losses) (9)								(15)		(14)	3
Miscellaneous, net		(1)			3	(2)	1		(1)	(2)	(5)
Income taxes (10)	(138)	(114)	(100)	(108)	(104)	(93)	(118)	(84)	(76)	(81)	(86)
Minority interests	(14)	(6)	(4)	(4)	(4)	(5)	(5)	(3)	(3)	(8)	(16)

Income from continuing operations	$271	$188	$138	$163	$146	$131	$158	$127	$96	$93	$105

Per Share Data
Income from continuing operations	$3.32	$2.34	$1.73	$2.06	$1.85	$1.62	$1.94	$1.58	$1.19	$1.22	$1.40

Cash dividends	.60	.60	.60	.56	.56	.54	.52	.52	.50	.44	.44
Market value of proceeds from Cable Transaction (11)								19.83

Market Value of Common Shares at December 31
Per share	$94.14	$76.95	$66.00	$62.88	$44.81	$49.75	$48.44	$35.00	$39.38	$30.25	$27.50
Total	7,622	6,159	5,227	4,951	3,502	3,908	3,906	2,827	3,153	2,415	2,056

Scripps Cable Financial Data (11)
Segment operating revenues								$270	$280	$255	$252
Segment profit								109	119	101	106
Depreciation and amortization								48	54	57	60
Net income								40	40	30	24
Net income per share of common stock								.49	.50	.39	.32
Capital expenditures								(58)	(48)	(42)	(67)

Note: Certain amounts may not foot since each is rounded independently.

ELEVEN-YEAR FINANCIAL HIGHLIGHTS

( in millions, except per share data )
	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)	1995 (1)	1994 (1)	1993 (1)

Cash Flow Statement Data
Net cash provided by continuing operations	$327	$213	$206	$256	$194	$239	$193	$176	$114	$170	$142
Investing activity:
Capital expenditures	(89)	(88)	(68)	(75)	(80)	(67)	(57)	(53)	(57)	(54)	(37)
Business acquisitions and investments	(5)	(118)	(102)	(139)	(70)	(29)	(745)	(128)	(12)	(32)	(42)
Other (investing)/divesting activity, net	7	15	16	62	33	10	31	35	(19)	51	147
Financing activity:
Increase (decrease) in long-term debt, net	(216)	1	9	(54)	(1)	(4)	651	41	(30)	(138)	(194)
Dividends paid	(50)	(51)	(51)	(47)	(47)	(47)	(46)	(45)	(43)	(37)	(37)
Common stock issued (retired)			(22)	(5)	(35)	(108)	(26)
Other financing activity	29	27	16	6	1	6	4	9	6	1	2
Balance Sheet Data
Total assets	3,009	2,870	2,642	2,588	2,535	2,376	2,304	1,479	1,362	1,302	1,260
Long-term debt (including current portion) (12)	509	725	724	715	769	771	773	122	81	110	248
Shareholders’ equity (12)	1,823	1,515	1,352	1,278	1,164	1,070	1,050	945	1,194	1,084	860

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

The income statement and cash flow data for the eleven years ended December 31, 2003, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per share amounts are presented on a diluted basis. The eleven-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with FAS 131. See page F-12.

(1)	In the periods presented we acquired and divested the following:

Acquisitions
2003-	An additional interest of less than one percent in our Memphis newspaper.
2002-	A 70% controlling interest in the Shop At Home television-retailing network. Additional 1.0% interest in Food Network and an additional interest of less than one percent in our Evansville newspaper.
2001-	Additional 4.0% interest in Food Network and an additional interest of less than one percent in our Evansville newspaper.
2000-	Daily newspapers in Ft. Pierce, Florida (in exchange for our newspaper in Destin, Florida, and cash) and Henderson, Kentucky; weekly newspaper in Marco Island, Florida; and television station KMCI in Lawrence, Kansas.
1999-	Additional 7.0% interest in Food Network.
1998-	Independent telephone directories in Memphis, Tennessee; Kansas City, Missouri; North Palm Beach, Florida; and New Orleans, Louisiana. Additional 1.0% interest in Food Network.
1997-	Daily newspapers in Abilene, Corpus Christi, Plano, San Angelo and Wichita Falls, Texas; Anderson, South Carolina; and Boulder, Colorado (in exchange for our daily newspapers in Monterey and San Luis Obispo, California); community newspapers in the Dallas, Texas, market and an approximate 56% controlling interest in Food Network.
1996-	Vero Beach, Florida, daily newspaper.
1994-	The remaining 13.9% minority interest in Scripps Howard Broadcasting Company (“SHB”) in exchange for 4,952,659 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).
1993-	The remaining 2.7% minority interest in the Knoxville News-Sentinel and 5.7% of the outstanding shares of SHB.
Divestitures
2000-	Destin, Florida, newspaper (in exchange for Ft. Pierce, Florida, newspaper) and the independent yellow page directories. The divestitures resulted in net pre-tax gains of $6.2 million, increasing income from continuing operations by $4.0 million, $.05 per share.
1998-	Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, our television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
1997-	Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency (“JOA”) and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and the newspaper trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.32 per share.
1995-	Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.
1993-	Book publishing operations; newspapers in Tulare, California, and San Juan; Memphis television station; radio stations. The divestitures resulted in net pre-tax gains of $91.9 million, increasing income from continuing operations by $46.8 million, $.63 per share.

(2)	Operating units other than cable television systems sold prior to December 31, 2003.

(3)	The Denver JOA commenced operations on January 22, 2001. Our 50% share of the operating profit (loss) of the Denver JOA is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements. The related editorial costs and expenses associated with the Rocky Mountain News (“RMN”) are included in “JOA editorial costs and expenses.” Our financial statements do not include the advertising and other operating revenues of the Denver JOA, the costs to produce, distribute and market the newspapers or related depreciation. To enhance comparability of year-over-year operating results, we have removed the operating revenues of the RMN prior to the formation of the Denver JOA from our newspaper operating revenues and separately reported those revenues.

(4)	We adopted Financial Accounting Standard No. (“FAS”) 142—Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS 144. We have determined that there was no impairment of goodwill or other intangible assets on the date of adoption of FAS 142. Amortization of goodwill and other intangible assets with indefinite lives, primarily FCC licenses and broadcast television station network affiliation agreements, was as follows:

2001-	$38.1 million, $28.1 million after tax, $.35 per share.
2000-	$35.8 million, $26.5 million after tax, $.33 per share.
1999-	$34.7 million, $25.7 million after tax, $.33 per share.
1998-	$35.0 million, $25.9 million after tax, $.32 per share.
1997-	$21.8 million, $17.5 million after tax, $.21 per share.
1996-	$17.3 million, $15.0 million after tax, $.19 per share.
1995-	$15.1 million, $13.5 million after tax, $.17 per share.
1994-	$14.0 million, $11.7 million after tax, $.15 per share
1993-	$14.0 million, $11.5 million after tax, $.15 per share.

(5)	Restructuring charges include our proportionate share of JOA restructuring activities. Our proportionate share of JOA restructuring activities is included in “Equity in earnings of JOAs and other joint ventures” in our financial statements. Restructuring charges consisted of the following:

2003-	A $1.8 million charge for estimated severance costs to Post union-represented editorial employees was recorded as a result of Gannett notifying us that the Cincinnati JOA will not be renewed when it expires on December 31, 2007. The charge reduced income from continuing operations $1.2 million, $.01 per share.
2002-	The Denver JOA consolidated its office space and sold its excess real estate. The $3.9 million gain on the sale increased income from continuing operations by $2.4 million, $.03 per share.
2001-	Costs of $16.1 million associated with workforce reductions, including our $5.9 million share of such costs at the Denver JOA, reduced income from continuing operations by $10.1 million, $.13 per share.
2000-	Expenses of $9.5 million associated with formation of the Denver JOA reduced income from continuing operations by $6.2 million, $.08 per share.
1999-	Severance payments of $1.2 million to certain television station employees and $0.8 million of costs incurred to move Food Network’s operations to a different location in Manhattan reduced income from continuing operations by $1.2 million, $.02 per share.
1996-	A $4.0 million charge for our share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA reduced income from continuing operations by $2.6 million, $.03 per share.
1994-	We changed the network affiliation of our former FOX-affiliated television stations to one of the three primary national television networks, reducing our reliance on syndicated programming at those stations and requiring the construction of new production facilities to accommodate expanded local news programming. A $7.9 million loss on program rights and a $2.8 million loss on real estate expected to be sold as a result of the affiliation changes reduced income from continuing operations by $6.6 million, $.09 per share.
1993-	Severance and other charges totaling $5.2 million at i) the RMN and ii) the newspaper feature and licensing operations of United Media reduced income from continuing operations by $2.9 million, $.04 per share.

(6)	A $4.3 million change in estimated costs to settle disputed music license fees increased income from continuing operations in 1993 by $2.3 million, $.03 per share.

(7)	Investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

2003-	Net realized losses of $3.2 million. Net investment results decreased income from continuing operations by $2.1 million, $.03 per share.
2002-	Net realized losses of $79.7 million. Charges associated with winding down the Scripps Ventures investment funds were $3.6 million. Net investment results decreased income from continuing operations by $55.6 million, $.69 per share.
2001-	Net realized losses of $2.9 million. Accrued incentive compensation was decreased $11.5 million, to zero, in connection with the decline in value of the Scripps Ventures I investment portfolio. Net investment results increased income from continuing operations by $3.8 million, $.05 per share.
2000-	Net realized losses of $17.5 million. Accrued incentive compensation was increased $4.5 million, to $11.5 million. Net investment results reduced income from continuing operations by $15.8 million, $.20 per share.
1999-	Net realized gains of $8.6 million. Accrued incentive compensation was increased $7.0 million, to $7.0 million. Net investment results increased income from continuing operations by $0.4 million, $.00 per share.
1997-	Net realized losses of $2.7 million. Net investment results reduced income from continuing operations by $1.7 million, $.02 per share.
1996-	Net realized gains of $37.0 million. Net investment results increased income from continuing operations by $24.3 million, $.30 per share.

(8)	In 1994 we sold our worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, which increased income from continuing operations by $17.4 million, $.23 per share.

(9)	Other gains (losses) included the following:

1996-	A $15.5 million contribution of appreciated Time Warner stock to a charitable foundation decreased income from continuing operations by $5.2 million, $.07 per share.
1994-	An $8.0 million contribution of appreciated stock to a charitable foundation and a $6.1 million accrual for lawsuits associated with a divested operating unit reduced income from continuing operations by $8.1 million, $.11 per share.
1993-	A $2.5 million fee received in connection with the change in ownership of the Ogden, Utah, newspaper increased income from continuing operations by $1.6 million, $.02 per share.

(10)	The provision for income taxes includes the following items which affect the comparability of the year-over-year effective income tax rate:

2003-	Changes in the estimated tax liability for prior years and our estimate of unrealizable state net operating loss carryforwards reduced the tax provision, increasing income from continuing operations by $27.1 million, $.33 per share.
2002-	A change in the estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $9.8 million, $.12 per share.
2000-	A change in the estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $7.2 million, $.09 per share.
1994-	A change in the estimated tax liability for prior years increased the tax provision, reducing income from continuing operations by $5.3 million, $.07 per share.
1993-	A change in the estimated tax liability for prior years decreased the tax provision, increasing income from continuing operations by $5.4 million, $.07 per share; the effect of the increase in the federal income tax rate to 35% from 34% on the beginning of the year deferred tax liabilities increased the tax provision, reducing income from continuing operations by $2.3 million, $.03 per share.

(11)	Our cable television systems (“Scripps Cable”) were acquired by Comcast Corporation (“Comcast”) on November 13, 1996, (the “Cable Transaction”) through a merger whereby our shareholders received, tax-free, a total of 93 million shares of Comcast’s Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to our shareholders. This gain is not reflected in our financial statements as accounting rules required us to record the transaction at book value. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

(12)	Includes effect of discontinued cable television operations prior to completion of the Cable Transaction.

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

EXECUTIVE OVERVIEW

We are a diverse media concern with interests in newspapers, national television networks (“Scripps Networks”), broadcast television and television-retailing (“Shop At Home”). Scripps Networks includes four cable and satellite television programming services, Home & Garden Television (“HGTV”), Food Network, DIY – Do It Yourself Network (“DIY”) and Fine Living. Our media businesses provide high quality news, information and entertainment content to readers and viewers.

We place the highest priority on wisely allocating our capital and operate under a value-creation strategy. Consequently, so we can create new businesses or acquire businesses that are expected to significantly increase shareholder value, we efficiently operate our core media businesses to maximize cash flow. We have used a portion of the cash produced by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network and Shop At Home.

We are currently focused on several value-creation objectives. The first objective is the continued development of our network brands. Secondly, we are concentrating on the integration of Shop At Home’s management with that of Scripps Networks. We also remain focused on strengthening the competitive positions of our strong local media franchises. Our newspapers and television stations continue to expand editorial products and programming designed to reach underserved audiences and sales programs designed to attract new advertisers. Four of our newspaper operations are managed under joint operating agreements. We believe our joint operating agreement in the Denver market (the “Denver JOA”) presents a great growth opportunity for the company. Accordingly, one of our objectives is capitalizing in this growth opportunity.

HGTV and Food Network are widely distributed on cable and satellite systems across the country. In December 2003, HGTV was available in 85 million households while Food Network reached 83 million households. We continue to invest in high quality, original programming and to undertake marketing campaigns designed to increase awareness of the networks. We expect such investments will lead to increased viewership of the networks. Primetime viewership of HGTV increased 23% and primetime viewership of Food Network increased 17% year-over-year in 2003. We are increasing household distribution of DIY and Fine Living. In December 2003, DIY reached about 26 million subscribers and Fine Living was available in about 20 million households.

During 2003, we have continued to shift the mix of retail products offered by Shop At Home to parallel the consumer categories targeted by Scripps Networks. We are also using Scripps Networks talent to anchor Shop At Home programs. In the fourth quarter of 2003, we broadcast live for three days from the High Point, North Carolina, furniture show. We introduced new products, experimented with different product demonstrations and promoted the event on our national television networks, our televisions stations and in our newspapers.

The Denver JOA between our Denver Rocky Mountain News (“RMN”) and MediaNews Group Inc.’s Denver Post was approved by the U.S. Attorney General in January 2001, leading to a significant improvement in RMN operating results. To date, the improved operating performance of the Rocky Mountain News has primarily been driven by substantial cost savings resulting from the combination of the production and business operations of the two newspapers, as the local economy continues to struggle.

A number of trends and uncertainties may affect our operating results and cash flow from operating activities. These include changes in the demand for advertising, changes in the price of newsprint and our ability to gain distribution of our networks on cable and satellite television systems.

Approximately 70% of our total operating revenues are derived from the sale of advertising. Advertising revenues are susceptible to swings in the national and local market economies and are difficult to predict.

Newsprint prices published by Resource Information Systems, Inc. (a provider of analysis of the printing and paper markets) have ranged from $423 per ton to $740 per ton over the past ten years. Consolidation in the newsprint industry has reduced the number of suppliers and led to mill closures. Decreased overall newsprint capacity increases the likelihood of future price increases.

There has been considerable consolidation among cable and satellite television operators in recent years. The eight largest cable and television system operators provide service to approximately 90% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996, and the acquisition of programming services by cable and satellite television operators. There can be no assurance DIY and Fine Living will reach distribution levels achieved by HGTV and Food Network.

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

Network Affiliate Fees - Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of long-term distribution contracts. Network affiliate fees are reported net of discounts earned by cable and satellite television system operators based upon the number of subscribers that receive our programming and net of the costs of incentives offered to system operators in exchange for initial long-term distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees over the terms of the contracts based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

The amount of network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until substantially after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of the subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive. In addition, cable television systems acquired by a multiple system operator (“MSO”) may carry our programming under contracts with different rates, discounts or other terms than the MSO. The MSO may have the right to continue to apply the contract terms of the acquired system, to apply its contract term to the acquired system, or to apply the contract terms of the acquired systems to all of its systems. Agreements with cable television systems also typically permit the system to carry our programming while we negotiate volume discounts, rebates or other incentives, requiring us to estimate such amounts. We adjust the recorded amounts and our estimate of any remaining unreported periods based upon the actual amounts of network affiliate fees received.

Investments - We hold investments in several companies, including publicly-traded securities and other securities that do not trade in an active market. Future adverse changes in market conditions, poor operating results, or the inability of certain development-stage companies to find additional financing could result in losses that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future. We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee.

We recognized other-than-temporary impairment charges related to write-downs associated with declines in value of certain investments in development-stage businesses of $3.2 million in 2003, $80.1 million in 2002 and $80.2 million in 2001. As of December 31, 2003, there were no unrealized losses on any of our publicly-traded investments and we found no indications of impairment of securities that do not trade in an active market. The carrying value of our investments in securities that do not trade in an active market was $9.2 million at December 31, 2003. We estimate the fair value of these securities approximates their carrying value, however there can be no assurance we would realize the carrying value of these securities upon their sale.

Income Taxes - Accounting for income taxes is sensitive to interpretation of various laws and regulations. As a matter of course, our consolidated federal income tax returns and various state income tax returns are regularly audited by federal and state authorities. While we believe the tax positions we take on tax returns comply with applicable tax laws, these audits may result in proposed adjustments that challenge these positions taken on our tax returns. We regularly review the adjustments proposed by federal and state tax authorities to our tax returns and the positions taken on tax returns that are not currently under examination. We record a provision for additional taxes that we believe are probable of payment. However, the ultimate resolution of these issues may differ from the amounts currently estimated, in which case an adjustment would be made to the tax provisions in that period.

In 2002, we settled the audit of our 1992 through 1995 consolidated federal income tax returns with the Internal Revenue Service (“IRS”) and received several proposed adjustments to our 1996 through 2001 tax returns. In 2003, we reached agreement with the IRS on proposed adjustments to our 1996 through 2001 consolidated federal income tax returns. In addition, several open state tax years were closed without audit in 2003. As a result of reaching agreement on the proposed adjustment with the IRS and the closing of open state tax years, we reduced our provision for open tax years by $21.0 million in 2003 and $9.8 million in 2002. The audit of our 1996 through 2001 federal income tax returns will remain open until two remaining issues are settled with the IRS. If the IRS accepts our positions on those issues, we will reduce our provision for income taxes by $2.0 million in the period those positions are accepted.

We have deferred tax assets primarily related to state net operating loss carryforwards and capital loss carryforwards. We record a tax valuation allowance to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period. We reduced our estimates of state operating loss carryforwards that would not be realized by $6.1 million in 2003 based upon the closing of several open state tax years and our projections of taxable income in the carryforward periods.

Pension Plans - We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees. Pension expense for those plans was $25.4 million in 2003, $13.4 million in 2002 and $6.6 million in 2001. The measurement of our pension obligations and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We consider the most critical of these estimates to be our discount rate and the expected long-term rate of return on plan assets. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles generally accepted in the United States of America, the effects of these modifications are recorded currently or amortized over future periods.

The discount rate used to determine our future pension obligations is based upon an index of securities with various maturities rated Aa or better. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. At December 31, 2003, the discount rate was 6.25%. Discount rates can change from year to year based on economic market conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2003, to either 5.75% or 6.75%, would increase or decrease our pension obligations as of December 31, 2003, by approximately $29.5 million and increase or decrease 2004 pension expense by approximately $4.0 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2003, the expected long-term rate of return on plan assets was 8.25%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 8.75% or 7.75%, would increase or decrease our 2004 pension expense by approximately $1.5 million.

We had cumulative unrecognized actuarial losses for our pension plans of $93 million at December 31, 2003. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. The unrecognized losses are primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2004 pension expense will include $4.5 million in amortization of unrecognized actuarial losses.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our four business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-12 through F-21.

Consolidated Results of Operations – Consolidated results of operations were as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Operating revenues	$1,874,845	22.1%	$1,535,664	10.3%	$1,391,956
Costs and expenses	(1,439,575)	(26.9)%	(1,134,288)	(7.5)%	(1,054,858)
Depreciation and amortization of intangibles	(68,087)	(8.5)%	(62,768)	36.4%	(98,653)
Restructuring charges	(1,847)				(10,198)

Operating income	365,336	7.9%	338,608	48.4%	228,247
Interest expense	(31,593)	(11.6)%	(28,301)	27.8%	(39,197)
Equity in earnings of JOAs and other joint ventures	87,954	5.7%	83,245	80.2%	46,190
Interest and dividend income	5,062		1,860		802
Other investment results, net of expenses	(3,200)		(85,667)		5,063
Miscellaneous, net	(497)		(823)		277

Income before income taxes and minority interests	423,062		308,922		241,382
Provision for income taxes	137,974		114,287		99,622

Income before minority interests	285,088		194,635		141,760
Minority interests	14,273		6,338		3,797

Net income	$270,815	43.8%	$188,297	36.5%	$137,963

Net income per diluted share of common stock	$3.32	41.9%	$2.34	35.3%	$1.73

2003 compared to 2002

Operating revenues increased 22.1%. The increase was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks and the October 2002 acquisition of Shop At Home. The growth in advertising and affiliate fee revenues at Scripps Networks was primarily driven by increased viewership of our networks.

Costs and expenses increased 26.9%. Cost and expenses were impacted by the October 2002 acquisition of Shop At Home and expanded hours of original programming and costs to promote our national networks. In addition, pension expense increased $12.0 million year-over-year due to the combined effects of lower expected returns on plan assets, lower discount rates and amortization of actuarial losses.

Depreciation and amortization increased year-over-year primarily as a result of depreciation and amortization attributable to the acquisition of Shop At Home.

Restructuring charges reflect a $1.8 million charge for estimated severance costs to Cincinnati Post and Kentucky Post editorial employees as stipulated by the terms of a collective bargaining agreement. The charge was recorded as a result of Gannett notifying us that the Cincinnati JOA will not be renewed when it expires on December 31, 2007.

Interest expense increased primarily due to our decision to replace $200 million of borrowings under our variable-rate credit facilities with fixed-rate notes. Average fixed-rate borrowings for the year-to-date periods were $398 million in 2003 and $275 million in 2002. The weighted-average effective interest rate on the fixed-rate notes was 5.6% in 2003 and 6.1% in 2002. Average variable-rate borrowings, including the $50 million notes converted to variable-rate borrowings under the provisions of our interest rate swap, were $193 million in 2003 and $373 million in 2002. The weighted-average effective interest rate on the variable-rate borrowings was 1.2% in 2003 and 1.8% in 2002.

Equity in earnings of JOAs and other joint ventures increased primarily due to improved results of the joint newspaper operations in Denver.

Interest and dividend income increased year-over-year primarily as a result of $4.6 million of interest income earned on the $47.5 million note issued to Summit America upon acquisition of the controlling interest in Shop At Home in the fourth quarter of 2002. Interest income on the Summit America note was $0.7 million in 2002.

Other investment results include (i) net realized gains and losses on the sale of investments, (ii) investment impairments resulting from other-than-temporary declines in the fair value of investments and (iii) accrued performance-based compensation and other expenses associated with the management of our investments in development-stage businesses. Other investment results reduced net income by $2.1 million, $.03 per share, in 2003 and $55.6 million, $.69 per share, in 2002. Investment impairment charges in 2002 include a $35.1 million write-down of our investment in AOL Time Warner and $45.0 million of write-downs associated with declines in value of investments in development-stage businesses. Also included in 2002 other investment results were $3.6 million of costs associated with winding down active management of our investment portfolio in development-stage businesses.

The effective income tax rate was 32.6% in 2003 and 37.0% in 2002. The changes in estimated liabilities for open tax years and estimated unrealizable foreign tax credits and state net operating loss carryforwards reduced the tax provision by $27.1 million in 2003 and by $9.8 million in 2002. Theses changes in estimates reduced the effective income tax rate by 6.4% in 2003 and by 3.2% in 2002. In addition, our effective income tax rate is affected by the growing profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 70% residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the non-controlling interest. Income before income tax attributable to the non-controlling interest in Food Network was approximately $13 million in 2003 and $3 million in 2002. We expect the effective income tax rate to be approximately 37% in 2004.

Minority interest increased year-over-year primarily due to the operating performance of Food Network. Prior to the fourth quarter of 2003, Food Network profits were allocated solely to Class A partnership interests, of which we own approximately 87%. During the fourth quarter of 2003, Food Network profits began to be allocated in proportion to each partner’s residual interests in the partnership. In 2004, we expect minority interest will be $35 to $40 million due to the increasing profitability of the Food Network and because the profits will be allocated based upon residual interests for the full year.

2002 compared to 2001

Operating revenues increased 10.3%. The increase was primarily attributed to the growth in advertising and network affiliate fee revenues at our national television networks, increases in political advertising at our broadcast television stations and the October 2002 acquisition of Shop At Home.

Costs and expenses increased 7.5%. Costs and expenses were impacted by the Shop At Home acquisition and higher employee costs and programming costs at Scripps Networks attributed to the networks’ continued growth and expanded hours of programming. In addition, pension expense increased $6.9 million year-over-year due primarily to lower than expected returns on plan assets.

Depreciation and amortization decreased year-over-year as a result of the January 1, 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The accounting standard required that we cease the amortization of goodwill and intangible assets with indefinite lives. Amortization of goodwill and intangible assets with indefinite lives was $38.1 million in 2001.

The restructuring charges recorded in 2001 relate to costs that were incurred for workforce reductions at newspapers managed solely by us. The reductions were initiated as a result of the advertising recession that began in 2001.

Interest expense decreased in 2002 primarily due to lower rates on variable rate credit facilities. The weighted-average interest rate on such facilities was 1.8% in 2002 and 4.2% in 2001. Average daily borrowings under short-term credit facilities were $373 million in 2002 and $504 million in 2001. The average balance of all interest bearing obligations was $706 million in 2002 and $741 million in 2001.

Equity in earnings of JOAs and other joint ventures increased primarily due to improved results of the joint newspaper operations in Denver.

Interest and dividend income increased year-over-year primarily as a result of $0.7 million of interest income earned on the Summit America note.

Other investment results include (i) net realized gains and losses on the sale of investments, (ii) investment impairments resulting from other-than-temporary declines in the fair value of investments and (iii) accrued performance-based compensation and other expenses associated with the management of our investments in development-stage businesses. Other investment results reduced net income by $55.6 million, $.69 per share, in 2002 and increased net income by $3.8 million, $.05 per share, in 2001. Investment impairment charges in 2002 include a $35.1 million write-down of our investment in AOL Time Warner and $45.0 million of write-downs associated with declines in value of investments in development-stage businesses. Other investment results in 2001 include a $65.9 million gain on our investment in Time Warner when AOL acquired Time Warner in the first quarter of 2001 and an $11.7 million gain on the sale of a portion of our investment in Centra Software. Other investment results in 2001 also include a $29.0 million write-down of our investment in AOL Time Warner in the fourth quarter and $51.2 million of write-downs associated with declines in value of investments in development-stage businesses. Due to the declines in value of investments in development-stage businesses, accrued performance-based compensation was reduced by $11.5 million, to zero, at December 31, 2001.

The effective income tax rate was 37.0% in 2002 and 41.3% in 2001. The 2002 year-to-date income tax provision was reduced by $9.8 million upon the settlement of the audits of our 1992 through 1995 consolidated federal income tax returns with the IRS and proposed adjustments in the IRS examination of our 1996 through 2001 tax returns.

Minority interest increased year-over-year primarily due to improved operating performance of Food Network. Prior to 2002, Food Network profits were not allocated to minority owners as cumulative losses exceeded the basis in the partnership.

Business Segment Results - As discussed in Note 17 to the Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments using a measure we call segment profits. Segment profits excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profits generally result from prior decisions or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of past decisions regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance for the current period based upon current economic conditions and decisions made by the managers of those business segments in the current period.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Segment operating revenues:
Newspapers managed solely by us	$691,591	1.4%	$682,219	(0.9)%	$688,282
Newspapers operated pursuant to JOAs	267	16.1%	230	147.5%	93

Total newspapers	691,858	1.4%	682,449	(0.9)%	688,375
Scripps Networks	535,013	28.8%	415,402	23.2%	337,195
Broadcast television	304,162	(0.3)%	305,154	9.9%	277,601
Shop At Home	238,484		42,345
Licensing and other media	105,328	16.6%	90,314	1.7%	88,785

Total operating revenues	$1,874,845	22.1%	$1,535,664	10.3%	$1,391,956

Segment profit (loss):
Newspapers managed solely by us	$227,132	(2.2)%	$232,148	4.4%	$222,367
Newspapers operated pursuant to JOAs	41,573	9.1%	38,120	148.8%	15,319

Total newspapers	268,705	(0.6)%	270,268	13.7%	237,686
Scripps Networks	204,263	63.9%	124,596	64.9%	75,547
Broadcast television	85,218	(13.1)%	98,109	23.2%	79,651
Shop At Home	(22,075)		(1,682)
Licensing and other media	19,238	11.3%	17,284	16.1%	14,881
Corporate	(32,125)	(15.5)%	(27,810)	(49.5)%	(18,596)

Total segment profit	523,224	8.8%	480,765	23.5%	389,169
Depreciation and amortization of intangibles	(68,087)	(8.5)%	(62,768)	36.4%	(98,653)
Restructuring charges, including share of JOA restructurings	(1,847)		3,856		(16,079)
Interest expense	(31,593)	(11.6)%	(28,301)	27.8%	(39,197)
Interest and dividend income	5,062		1,860		802
Other investment results, net of expenses	(3,200)		(85,667)		5,063
Miscellaneous, net	(497)		(823)		277

Income before income taxes and minority interests	$423,062		$308,922		$241,382

Discussions of the operating performance of each of our reportable business segments begin on page F-14.

Corporate expenses in 2003 increased in part due to costs associated with compliance with the Sarbanes-Oxley Act. Such costs are expected to increase corporate expenses by approximately $2 million in 2004. Corporate expenses in the 2003 and 2002 periods also include the accrual of performance bonuses, which were not earned in 2001, and expenses resulting from the vesting of performance-based restricted stock awards. Expense of $3.3 million was recorded in 2002 when 40,000 shares were earned. Expense of $1.7 million was recorded in 2003 when the remaining 20,000 shares under the award were earned.

Segment profits include our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. Newspaper segment profits include equity in earnings of JOAs and other joint ventures. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and other joint ventures.

A reconciliation of equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Newspapers:
Equity in earnings of JOAs	$78,682	7.5%	$73,202	45.3%	$50,387
Equity in earnings (loss) of joint ventures	(61)				(2,970)
Scripps Networks:
Equity in earnings of joint ventures	9,333	50.8%	6,187	32.9%	4,654

Equity in earnings of JOAs and other joint ventures included in segment profit	87,954	10.8%	79,389	52.5%	52,071
Newspapers:
Share of JOA restructuring activities excluded from segment profit			3,856		(5,881)

Total equity in earnings of JOAs and other joint ventures	$87,954	5.7%	$83,245	80.2%	$46,190

Certain of the items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Depreciation and amortization:
Newspapers managed solely by us	$23,560	(6.2)%	$25,125	1.0%	$24,874
Newspapers operated pursuant to JOAs	1,568	12.7%	1,391	(16.9)%	1,674

Total newspapers	25,128	(5.2)%	26,516	(0.1)%	26,548
Scripps Networks	12,715	2.3%	12,435	0.1%	12,420
Broadcast television	19,994	1.3%	19,745	(0.2)%	19,777
Shop At Home	7,354		1,882
Licensing and other media	630	(26.4)%	856	3.0%	831
Corporate	2,266	69.9%	1,334	40.6%	949
Amortization of goodwill and intangible assets with indefinite lives					38,128

Total depreciation and amortization	$68,087	8.5%	$62,768	(36.4)%	$98,653

Interest and dividend income:
Newspapers managed solely by us	$340		$727		$757
Newspapers operated pursuant to JOAs	21		20		7

Total newspapers	361		747		764
Summit America note	4,591		725
Other	110		388		38

Total interest and dividend income	$5,062		$1,860		$802

Newspapers - We operate 21 daily newspapers in 19 markets in the United States. We solely operate and manage 17 of the newspapers. Each of the other four newspapers is operated pursuant to the terms of a joint operating agreement (“JOA”).

Newspapers managed solely by us: The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee and newsprint costs are the primary expenses at each newspaper. The trends and underlying economic conditions affecting the operating performance of any of our newspapers are substantially the same as those affecting all of our newspapers. Our newspaper operating performance is most affected by newsprint prices and the health of the national economy, particularly conditions within the retail, labor, housing and auto markets. Changes in daily and Sunday circulation have not had a significant effect on the operating performance of our newspaper segment. While an individual newspaper may perform better or worse than our newspaper group as a whole due to specific conditions at that newspaper or within its local economy, such variances generally do not significantly affect the overall operating performance of the newspaper segment.

The Denver JOA commenced in January 2001. Our financial statements do not include the advertising and other operating revenues of the Denver JOA or the costs to produce, distribute and market the newspapers. To enhance comparability of year-over-year segment results, we have removed the operating revenues and costs and expenses of the RMN for the portion of 2001 that preceded the formation of the Denver JOA and reported such amounts separately.

Operating results for newspapers managed solely by us were as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Segment operating revenues:
Local	$167,343	(3.4)%	$173,205	(1.7)%	$176,281
Classified	209,724	0.9%	207,950	(0.5)%	208,995
National	39,225	13.1%	34,683	2.1%	33,968
Preprint and other	125,815	8.5%	115,931	9.3%	106,075

Newspaper advertising	542,107	1.9%	531,769	1.2%	525,319
Circulation	135,503	(1.9)%	138,138	(0.9)%	139,358
Other	13,981	13.6%	12,312	3.0%	11,955

Total excluding RMN pre-JOA operating revenues	691,591	1.4%	682,219	0.8%	676,632
RMN pre-JOA operating revenues					11,650

Total operating revenues	691,591		682,219		688,282

Segment costs and expenses:
Employee compensation and benefits	250,468	2.8%	243,558	5.8%	230,159
Newsprint and ink	72,803	7.4%	67,798	(20.1)%	84,814
Other segment costs and expenses	141,127	1.7%	138,715	2.4%	135,428

Total excluding RMN pre-JOA costs and expenses	464,398	3.2%	450,071	(0.1)%	450,401
RMN pre-JOA costs and expenses					12,544

Total costs and expenses	464,398		450,071		462,945

Contribution to segment profit excluding RMN pre-JOA	227,193	(2.1)%	232,148	2.6%	226,231
RMN pre-JOA contribution to segment profit					(894)
Equity in earnings of joint ventures	(61)				(2,970)

Contribution to segment profit	$227,132	(2.2)%	$232,148	4.4%	$222,367

Supplemental Information:
Depreciation and amortization	$23,560		$25,125		$24,874
Capital expenditures	37,550		38,308		33,697
Business acquisitions and other additions to long-lived assets	3,904		330		1,779

Newspaper advertising revenues increased in 2003 as increased real estate and automotive advertising offset declines in local retail and help wanted classified advertising. We expect newspaper advertising revenue to increase between 4% and 6% in 2004.

Increases in preprint and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.

Continued improvements in on-line advertising also contributed to the increase in preprint and other advertising. Our Internet sites, which have been profitable for the past two years, had advertising revenues of $11.5 million in 2003, $8.3 million in 2002 and $6.5 million in 2001. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchise in help wanted, automobile and real estate advertising.

The increases in employee compensation and benefit expenses in 2003 and 2002 are primarily due to increases in retirement plan costs. Retirement plan expense was $15.3 million in 2003, $12.6 million in 2002, and $7.3 million in 2001. Retirement plan expense increased primarily due to lower expected returns on plan assets and lower discount rates. Employee costs are expected to increase 5% to 6% in 2004 due primarily to higher benefits costs and additional hiring to support the continued development of new product initiatives.

The average price of newsprint increased 7% in 2003, after decreasing 22% in 2002. Newsprint prices have fluctuated between $420 and $590 per metric ton from 1998 through 2003. We expect newsprint costs to increase approximately 12% to 14% in 2004, depending upon the timing and magnitude of price increases.

Other segment costs and expenses are expected to increase 4% to 6% in 2004 as we expect to undertake additional sales training and marketing efforts across all our newspapers.

Capital expenditures in 2003 include costs for the construction of a new production facility for our Treasure Coast, Florida newspapers. Capital expenditures in 2002 and 2001 include construction of a new production facility for our Knoxville newspaper. Capital expenditures in 2004 are expected to be $29 million, including costs to complete the construction of the Treasure Coast production facility.

Newspapers operated under Joint Operating Agreements (“JOAs”): Four of our newspapers are operated pursuant to the terms of joint operating agreements (JOAs). The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
Birmingham Post-Herald	Newhouse Newspapers	1950	2015
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007. We intend to continue publishing the Cincinnati Post and Kentucky Post newspapers for the duration of the agreement.

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 20% and 40% of the profits from the other three JOAs.

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Equity in earnings of JOAs included in segment profit:
Denver	$37,854	25.5%	$30,157		$7,771
Cincinnati	22,246	(11.3)%	25,069	0.9%	24,855
Other	18,582	3.4%	17,976	1.2%	17,761

Total equity in earnings of JOAs included in segment profit	78,682	7.5%	73,202	45.3%	50,387
Operating revenues	267		230		93

Total	78,949	7.5%	73,432	45.5%	50,480

JOA editorial costs and expenses:
Denver	22,692	8.6%	20,896	4.3%	20,035
Cincinnati	7,887	1.0%	7,812	(8.9)%	8,572
Other	6,797	2.9%	6,604	0.8%	6,554

Total JOA editorial costs and expenses	37,376	5.8%	35,312	0.4%	35,161

JOAs contribution to segment profit:
Denver	15,303	62.5%	9,418		(12,243)
Cincinnati	14,359	(16.8)%	17,258	6.0%	16,283
Other	11,911	4.1%	11,444	1.5%	11,279

Total JOA contribution to segment profit	$41,573	9.1%	$38,120	148.8%	$15,319

Supplemental Information:
Depreciation and amortization	$1,568		$1,391		$1,674
Capital expenditures	567		308		666
Business acquisitions and other additions to long-lived assets	160		204		61,420

Our equity in earnings of the combined newspaper operations in Denver have improved despite ongoing weakness in the local economy. The improvement is attributed primarily to continued cost containment at the Denver JOA. In 2004, we expect a year-over-year high single-digit gain in Denver’s contribution to segment profit.

Declines in our equity in earnings of the Cincinnati JOA reflect the weakness in the economy and the soft newspaper advertising market.

Scripps Networks - Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, DIY– Do It Yourself Network (“DIY”), and Fine Living. Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 84 markets across the United States. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network.

We launched HGTV in 1994. Food Network launched in 1993, and we acquired our controlling interest in 1997. We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the networks increases, we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

While we have employed similar development strategies with each of our networks, there can be no assurance DIY and Fine Living will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996. DIY, Fine Living and our VOD and broadband initiatives are expected to reduce segment profit by approximately $34 million to $38 million in 2004.

Operating results for each of our four national networks were as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Operating revenues:
HGTV	$298,998	21.7%	$245,721	14.7%	$214,280
Food Network	207,260	31.2%	157,956	33.8%	118,069
DIY	20,305	102.0%	10,053	126.8%	4,433
Fine Living	8,308		1,344
Other	142	(56.7)%	328	(20.6)%	413

Total segment operating revenues	$535,013	28.8%	$415,402	23.2%	$337,195

Contribution to segment profit (loss):
HGTV	$152,785	37.4%	$111,201	34.6%	$82,597
Food Network	87,497	66.4%	52,580		16,249
DIY	(10,430)	21.4%	(13,275)	(4.2)%	(12,746)
Fine Living	(25,784)	(4.2)%	(24,737)	(165.3)%	(9,324)
Other	195	116.6%	(1,173)	4.6%	(1,229)

Total segment profit	$204,263	63.9%	$124,596	64.9%	$75,547

Homes reached in December (1):
HGTV	84,500	5.1%	80,400	5.2%	76,400
Food Network	83,000	6.1%	78,200	9.4%	71,500
DIY	26,000	100.0%	13,000	44.4%	9,000
Fine Living	20,000	53.8%	13,000

(1) Approximately 87 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts estimated by us.

Each of our four national television networks is a targeted lifestyle-oriented network. Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Segment operating revenues:
Advertising	$434,175	31.2%	$330,806	21.5%	$272,299
Network affiliate fees, net	92,907	18.1%	78,662	32.9%	59,175
Other	7,931	33.7%	5,934	3.7%	5,721

Total segment operating revenues	535,013	28.8%	415,402	23.2%	337,195

Segment costs and expenses:
Employee compensation and benefits	87,346	9.3%	79,912	22.1%	65,459
Programs and program licenses	133,691	19.5%	111,903	21.1%	92,386
Other segment costs and expenses	119,046	13.2%	105,178	(3.0)%	108,457

Total segment costs and expenses	340,083	14.5%	296,993	11.5%	266,302

Segment profit before joint ventures	194,930	64.6%	118,409	67.0%	70,893
Equity in earnings of joint ventures	9,333	50.8%	6,187	32.9%	4,654

Segment profit	$204,263	63.9%	$124,596	64.9%	$75,547

Supplemental Information:

Billed network affiliate fees	$103,749	12.4%	$92,278	16.7%	$79,061

Network launch incentive payments	25,105		92,394		66,202

Payments for programming (greater) less than program cost amortization	(34,314)		(23,024)		(42,290)

Depreciation and amortization	12,715		12,435		12,420

Capital expenditures	9,364		14,545		14,114

Business acquisitions and investments			5,235		20,934

Increased viewership of our networks over each of the last three years has led to increased demand for advertising time and higher advertising rates. Prime-time household viewership of HGTV increased 23% year-over-year in 2003. Prime-time household viewership of Food Network increased 17% in that same period. Increases in viewership have been driven by increased household distribution of the networks, investments in the quality and hours of original programming, and marketing campaigns to promote consumer awareness of the networks. Advertising revenues are expected to increase approximately 20% to 30% for the full year of 2004.

The increase in network affiliate fees reflects wider distribution of the networks, as well as both scheduled rate increases and rate increases resulting from the renewal of distribution agreements. Network affiliate fees are expected to increase approximately 30% to 40% in 2004.

Employee compensation and benefits increases are primarily due to additional hiring to support the launch and development of Fine Living and DIY and due to increased costs of retirement plans. Retirement plan expense was $4.0 million in 2003, $3.3 million in 2002, and $2.3 million in 2001. Retirement plan expense has increased primarily due to lower expected returns on plan assets and lower discount rates.

Programs and program licenses have increased due to the improved quality and variety of programming and expanded hours of original programming. Our continued investment in quality, original programming is expected to increase programming expenses 25% to 30% in 2004.

Other costs and expenses have increased in 2003 due to continued efforts to improve and promote the programming on our networks in order to attract a larger audience. Other costs and expenses are expected to increase approximately 25% to 30% in 2004 as we continue to strengthen our network brands and increase our investment in video-on-demand and broadband content services.

Capital expenditures in 2004 are expected to be approximately $19 million.

Broadcast Television – We operate 10 broadcast television stations, in nine of the 60 largest markets in the U.S. Nine of our broadcast television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates.

National broadcast television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. We may receive compensation from the network for carrying its programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally-produced programming.

Advertising provides substantially all of each station’s operating revenues and employee and programming costs are the primary expenses. The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. While an individual television station may perform better or worse than our station group as a whole due to specific conditions at that station or within its local economy, such variances generally do not significantly affect the overall operating performance of the broadcast television segment.

Channel capacities of satellite television and cable television systems have increased as a result of digital technologies, resulting in an increase in the number of available viewing choices. Broadcast television also faces increased competition from Internet services and other electronic entertainment services, resulting in fragmentation of the viewing audience. Audience fragmentation could adversely affect our broadcast television stations.

Operating results for broadcast television were as follows:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Segment operating revenues:
Local	$184,395	7.6%	$171,301	5.2%	$162,761
National	100,757	5.5%	95,497	(1.4)%	96,866
Political	3,356		23,703		2,400
Network compensation	8,905	10.7%	8,044	(13.3)%	9,279
Other	6,749	2.1%	6,609	5.0%	6,295

Total segment operating revenues	304,162	(0.3)%	305,154	9.9%	277,601

Segment costs and expenses:
Employee compensation and benefits	116,312	4.7%	111,048	7.9%	102,889
Programs and program licenses	45,965	8.7%	42,286	(1.9)%	43,103
Other segment costs and expenses	56,667	5.5%	53,711	3.4%	51,958

Total segment costs and expenses	218,944	5.7%	207,045	4.6%	197,950

Segment profit	$85,218	(13.1)%	$98,109	23.2%	$79,651

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$579		$(276)		$2,464

Depreciation and amortization	19,994		19,745		19,777

Capital expenditures	34,742		23,655		18,785

Business acquisitions and other additions to long-lived assets	918		20		27

Broadcast television operating results are significantly affected by the political cycle. We operate 5 television stations in Ohio, Michigan and Florida which are historically heavily contested states in presidential elections. Our stations, while reaching approximately 10% of U.S. television households, are located in states with 22% of the electoral vote. We expect political advertising revenue in 2004 to be about $30 million.

Local advertising revenue increased in 2003 due to increases in automotive advertising that offset a decline in retail advertising. Revenues in 2001 were impacted by lost sales in the days immediately following the September 11 terrorist attacks. Our television stations broadcast 32 hours of continuous, commercial free network and local news coverage, and for the next several days there was little demand for television advertising.

In 2004, we expect the return of political advertising and the Olympics to three of our NBC stations to increase advertising revenue approximately 10% to 15%.

In 2001, we renegotiated and extended our network affiliation agreements with NBC, which were originally scheduled to expire in 2004. Network compensation was sharply reduced under the new agreements, which expire in 2010. Our six ABC affiliation agreements expire in 2004 through 2006. Our ABC affiliates recognized $8.6 million of network compensation revenue in 2003, $7.7 million in 2002, and $7.9 million in 2001. We are currently negotiating renewal of our affiliation agreements with ABC. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Higher retirement plan costs contributed to the increase in employee compensation and benefits in 2003. Retirement expense was $7.7 million in 2003, $5.3 million in 2002, and $3.3 million in 2001. Retirement plan expenses have increased primarily due to lower expected returns on plan assets and lower discount rates. The increase in 2002 employee compensation and benefits compared to 2001 is attributed to the increase in retirement expense and an increase in performance bonuses and commissions. Performance based bonuses and commissions were lower in 2001 due to the effects of the September 11 terrorist attacks. Employee compensation and benefit costs are expected to increase 5% to 6% in 2004.

Capital expenditures in 2003 include construction of a new production facility for our Cincinnati television station. Capital expenditures are expected to be approximately $18 million in 2004.

Shop At Home - On October 31, 2002, we completed a transaction with Summit America Television, Inc. (“Summit America,” formerly Shop At Home, Inc.) that resulted in our acquiring a 70% controlling interest in the Shop At Home television retailing network. On December 19, 2003, we announced a definitive agreement to acquire Summit America, which includes their 30% minority interest in Shop At Home and their five Shop At Home-affiliated broadcast television stations.

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

Retail merchandise sales provide substantially all of Shop At Home’s operating revenues and cost of merchandise sold and network distribution costs are the primary expenses. Shop At Home’s operating results are influenced by the distribution of the network, our ability to attract an audience, our selection and mix of product, and by consumers’ discretionary spending.

Operating results for Shop At Home were as follows:

( in thousands )
	For the years ended December 31,
	2003	2002

Segment operating revenues:
Retail merchandise	$224,123	$40,008
Shipping and handling	12,957	2,154
Other	1,404	183

Total segment operating revenues	238,484	42,345

Segment costs and expenses:
Cost of merchandise sold	158,149	27,553
Network distribution fees	60,532	10,049
Employee compensation and benefits	23,707	3,852
Other segment costs and expenses	18,171	2,573

Total segment costs and expenses	260,559	44,027

Segment profit (loss)	$(22,075)	$(1,682)

Supplemental Information:

Interest and dividend income from Summit America	4,591	725

Depreciation and amortization	7,354	1,882

Capital expenditures	3,249	576

We continue to integrate management of Shop At Home with that of Scripps Networks and to shift the mix of retail products offered for sale by Shop At Home to parallel the consumer categories targeted by our lifestyle programming networks. Collectibles provided approximately 22% of operating revenues in 2003, down from 33% for the full year of 2002. Sale of products for the home and cookware were approximately 8% of total revenue in 2003, up from 2% for the full year of 2002.

Shop At Home programming reached an average full-time equivalent of 46.4 million homes in 2003, up from 42.1 million homes in 2002. Full-time distribution provided 75% of homes reached in 2003, up from 72% in 2002. Average revenue per household was $5.15 in 2003, up from $5.05 for the full year of 2002.

We expect segment losses in 2004 to be comparable to losses incurred in 2003. Capital expenditures in 2004 are expected to be approximately $9.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising provides approximately 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )
	For the years ended December 31,
	2003	Change	2002	Change	2001

Net cash provided by operating activities	$327,138	53.6%	$212,945	3.3%	$206,067
Capital expenditures	(89,251)		(88,400)		(68,223)
Dividends paid, including to minority interests	(50,464)		(51,143)		(50,784)
Other - primarily stock option proceeds	29,133		26,506		15,668

Cash flow available for acquisitions and debt repayment	$216,556		$99,908		$102,728

Use of available cash flow:
Business acquisitions and investments	$(4,768)		$(118,261)		$(102,299)
Other investing activity	7,326		15,416		16,125
Increase (decrease) in long-term debt	(216,395)		1,026		9,202
Purchase and retirement of common stock					(22,449)

Cash flow from operating activities in excess of capital expenditures and dividends has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year in 2003 due to improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, video-on-demand and Shop At Home) was approximately $80 million in 2003, $120 million in 2002, and $20 million in 2001.

We expect cash flow from operating activities in 2004 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses. Capital expenditures are expected to be approximately $80 million to $85 million in 2004, including the completion of construction of a newspaper plant for our Treasure Coast newspapers and a new production facility for our Cincinnati television station.

In December 2003, we reached a definitive agreement to acquire Summit America, including their 30% minority interest in Shop At Home and their five Shop At Home-affiliated broadcast television stations. We will pay $4.05 in cash per fully-diluted outstanding share of Summit America common stock, or approximately $184 million, which we expect to finance through additional borrowings on our existing credit facilities. As part of the transaction, we have agreed to forego repayment of the $47.5 million secured loan extended to Summit America as part of the 2002 acquisition of Shop At Home. We also have agreed to forego redemption of $3 million in Summit America preferred stock that we hold. We expect the transaction to close in the second quarter of 2004.

We expect to finance the acquisition of Summit America with additional borrowings on our existing credit facilities. We have two credit facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 (which is expected to be replaced with a similar facility prior to its expiration) and the second a $200 million facility expiring in 2007. Total borrowings under the facilities were $50.2 million at December 31, 2003. Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies. We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of December 31, 2003.

A summary of our contractual cash commitments, as of December 31, 2003, is as follows:

( in thousands )	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total

Long-term debt:
Principal amounts		$214	$200,485	$308,116	$508,815
Interest on notes	$24,250	48,500	40,938	50,250	163,938

Summit America acquisition	184,000				184,000

Network launch incentives:
Network launch incentive offers accepted	58,073	12,189	6,792	4,411	81,465
Incentives offered to cable television systems	9,691	16,605	4,109		30,405

Shop At Home distribution	61,018				61,018

Programming:
Available for broadcast	12,605	17,938	215		30,758
Not yet available for broadcast	105,962	84,306	52,617	3,589	246,474

Employee compensation and benefits:
Deferred compensation and benefits	10,014	11,166	9,534	44,596	75,310
Employment and talent contracts	39,451	53,425	21,354	4,952	119,182

Operating Leases:
Noncancelable	19,494	30,065	21,724	31,786	103,069
Cancelable	1,390	420	406	16	2,232

Purchase commitments
Newsprint	20,588				20,588
Satellite transmission	8,092	9,473			17,565
Capital expenditures	30,136				30,136
Noncancelable purchase and service commitments	28,628	32,059	18,446	16,608	95,741
Other purchase and service commitments	25,636	3,855	1,964	88	31,543

Total contractual cash obligations	$639,028	$320,215	$378,584	$464,412	$1,802,239

Amount recorded on balance sheet	$86,580	$47,559	$219,733	$357,439	$711,311

In the ordinary course of business we enter into long-term contracts to obtain distribution of our networks, to license or produce programming, with on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and for the purchase of other goods and services.

Network Launch Incentives - We may offer incentives to cable and satellite television systems in exchange for long-term contracts to distribute our networks. Such incentives may be in the form of cash payments or an initial period in which the payment of affiliated fees is waived. We become obligated for such incentives at the time a cable or satellite television system launches our programming.

Amounts included in the above table for network launch incentive offers accepted by cable and satellite television systems include both amounts due to systems that have launched our networks and estimated incentives due to systems that have agreed to launch our networks in future periods.

We have offered launch incentives to cable and satellite television systems that have not yet agreed to carry our networks. Such offers generally expire if the system does not launch our programming by a specified date. We expect to make additional launch incentive offers to cable and satellite television systems to expand the distribution of our networks.

Shop At Home Distribution – Shop At Home network distribution agreements are generally for one-year terms with automatic renewal unless either party provides notice of cancellation prior to renewal. Such agreements may also be canceled by us in certain circumstances. While we continually review the profitability of our distribution, and may cancel low-yielding distribution, we would expect most of these distribution agreements to remain in effect and to be renewed upon their expiration.

Programming – Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation.

We also enter into contracts with certain independent producers for the production of programming that airs on Scripps Networks. Production contracts generally require us to purchase a specified number of episodes of the program.

We expect to enter into additional program licenses and production contracts to meet our future programming needs.

Talent Contracts –We secure on-air talent for Scripps Networks and our broadcast television stations through mulit-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table. Also included in the table are contracts with columnists and artists whose work is syndicated by United Media. Columnists and artists may receive fixed minimum payments plus amounts based upon a percentage of net syndication and licensing revenues resulting from the exploitation of their work. Contingent amounts based upon net revenues are not included in the table of contractual commitments.

Operating Leases – We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.

Leases for operating and office equipment are generally cancelable by either party on 30 to 90 day notice. However, we expect such contracts will remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.

We expect our operating leases will be renewed or replaced with similar agreements upon their expiration.

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2003. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Non-controlling Interests in Subsidiary Companies – The minority owners of Fine Living have the right to require us to repurchase their interests. The minority owners will receive fair market value for their interest at the time their option is exercised.

The Food Network general partnership agreement expires on December 31, 2012, unless amended or extended prior to that date. Upon termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

The table of contractual commitments does not include amounts required to repurchase their interests in Fine Living or Food Network.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at December 31, 2003.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of December 31, 2003			As of December 31, 2002
	Cost Basis	Fair Value		Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$50,187	$50,187		$312,371	$312,371
$100 million, 6.625% notes, due in 2007	99,946	113,146		99,930	113,737
$50 million, 3.75% notes, due in 2008	50,000	50,302
$100 million, 4.25% notes, due in 2009	99,430	102,160		99,334	102,468
$200 million, 5.75% notes, due in 2012	198,934	214,863		198,809	217,368
Other notes	10,318	9,604		14,528	13,956

Total long-term debt including current portion	$508,815	$540,262		$724,972	$759,900

Interest rate swap	$302	$302

Note from Summit America, including accreted discount	$44,750	$46,000		$43,250	$46,250

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 shares)	$29,667	$36,283		$29,667	$26,420
Digital Theater Systems (“DTS”) (554,000 common shares) (b)	11	13,690
Other available-for-sale securities	478	3,932		2,318	4,108

Total investments in publicly-traded companies	30,156	53,905		31,985	30,528
Summit America preferred stock	3,240	(a	)	3,000	(a	)
Other equity securities	9,240	(a	)	17,970	(a	)

(a)	Included in other equity securities are securities that do not trade in public markets, so they do not have readily determinable fair values. Many of the investees have had no rounds of equity financing in the past two years. There can be no assurance as to the amounts we would receive if these securities were sold.

(b)	In the third quarter of 2003, DTS completed an initial public offering of its common stock. The investment had previously been included in the other equity securities category.

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

The weighted-average interest rate on borrowings under the Variable-Rate-Credit Facilities at December 31 was 1.1% in 2003, 1.4% in 2002, and 2.0% in 2001.

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

We maintain a system of disclosure controls and procedures to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting polices, and to ensure compliance with our accounting policies and procedures. Our disclosure control systems and procedures include the certification of financial information provided from each of our businesses by the management of those businesses.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders,

The E. W. Scripps Company:

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiary companies (“Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 3, 2004

CONSOLIDATED BALANCE SHEETS

( in thousands )
	As of December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18,227	$15,508
Accounts and notes receivable (less allowances - 2003, $14,852; 2002, $18,092)	336,681	280,352
Programs and program licenses	120,721	124,196
Inventories	29,946	24,234
Deferred income taxes	25,264	30,364
Miscellaneous	31,598	25,357

Total current assets	562,437	500,011

Investments	261,655	254,351

Property, plant and equipment	478,462	456,789

Goodwill	1,174,431	1,171,109

Other assets:
Programs and program licenses (less current portion)	166,673	162,022
Unamortized network distribution incentives	221,622	199,013
Intangible assets	63,289	67,795
Note receivable from Summit America	44,750	43,250
Miscellaneous	36,083	15,997

Total other assets	532,417	488,077

TOTAL ASSETS	$3,009,402	$2,870,337

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )
	As of December 31,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt		$75,171
Accounts payable	$98,639	113,579
Customer deposits and unearned revenue	53,596	40,582
Accrued liabilities:
Employee compensation and benefits	62,674	80,167
Network distribution incentives	53,275	62,846
Miscellaneous	62,775	53,728

Total current liabilities	330,959	426,073

Deferred income taxes	192,418	142,630

Long-term debt (less current portion)	509,117	649,801

Other liabilities and minority interests (less current portion)	154,377	136,368

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 2003 - 62,598,947 shares; 2002 - 61,668,221 shares	626	617
Voting - authorized: 30,000,000 shares; issued and outstanding: 18,369,113 shares	184	184

Total	810	801
Additional paid-in capital	278,378	218,623
Retained earnings	1,546,522	1,324,027
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	15,439	(945)
Pension liability adjustments	(14,713)	(22,650)
Foreign currency translation adjustment	989	199
Unvested restricted stock awards	(4,894)	(4,590)

Total shareholders’ equity	1,822,531	1,515,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,009,402	$2,870,337

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

( in thousands, except per share data )
	For the years ended December 31,
	2003	2002	2001

Operating Revenues:
Advertising	$1,274,371	$1,162,509	$1,081,712
Merchandise	229,083	42,804	2,616
Circulation	135,503	138,138	140,138
Network affiliate fees, net	92,907	78,662	59,175
Licensing	82,416	68,438	65,877
Other	60,565	45,113	42,438

Total operating revenues	1,874,845	1,535,664	1,391,956

Operating Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	517,942	476,681	435,524
Programs and program licenses	179,656	154,189	135,489
Costs of merchandise sold	159,960	28,778	849
Newsprint and ink	72,803	67,798	88,120
JOA editorial costs and expenses	37,376	35,312	35,161
Other costs and expenses	471,838	371,530	359,715

Total costs and expenses	1,439,575	1,134,288	1,054,858
Depreciation	63,544	58,319	55,658
Amortization of goodwill and other intangible assets	4,543	4,449	42,995
Restructuring charges	1,847		10,198

Total operating expenses	1,509,509	1,197,056	1,163,709

Operating income	365,336	338,608	228,247
Interest expense	(31,593)	(28,301)	(39,197)
Equity in earnings of JOAs and other joint ventures	87,954	83,245	46,190
Interest and dividend income	5,062	1,860	802
Other investment results, net of expenses	(3,200)	(85,667)	5,063
Miscellaneous, net	(497)	(823)	277

Income before income taxes and minority interests	423,062	308,922	241,382
Provision for income taxes	137,974	114,287	99,622

Income before minority interests	285,088	194,635	141,760
Minority interests	14,273	6,338	3,797

Net income	$270,815	$188,297	$137,963

Net income per share of common stock:
Basic	$3.37	$2.37	$1.75
Diluted	$3.32	$2.34	$1.73

Weighted average shares outstanding:
Basic	80,266	79,485	78,825
Diluted	81,469	80,619	79,970

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$270,815	$188,297	$137,963
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	68,087	62,768	98,653
Restructuring charges and other items, net of deferred income tax	(23,819)	43,926	247
Other effects of deferred income taxes	53,263	45,148	8,519
Tax benefits of stock compensation plans	13,822	13,293	10,478
Dividends received greater than equity in earnings of JOAs and other joint ventures	9,025	6,872	22,413
Stock and deferred compensation plans	10,230	11,634	8,584
Minority interests in income of subsidiary companies	14,273	6,338	3,797
Affiliate fees billed greater than amounts recognized as revenue	10,842	13,616	19,886
Network launch incentive payments	(25,105)	(92,394)	(66,202)
Payments for programming less (greater) than program cost amortization	(33,735)	(23,300)	(39,826)
Other changes in certain working capital accounts, net	(45,200)	(68,750)	1,069
Miscellaneous, net	4,640	5,497	486

Net operating activities	327,138	212,945	206,067

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(89,251)	(88,400)	(68,223)
Purchase of subsidiary companies and long-term investments	(4,768)	(118,261)	(40,879)
Investments in Denver JOA			(61,420)
Sale of subsidiary companies and long-term investments	7,543	507	14,550
Proceeds from sale of WCPO production facility		7,777
Miscellaneous, net	(217)	7,132	1,575

Net investing activities	(86,693)	(191,245)	(154,397)

Cash Flows from Financing Activities:
Increase in long-term debt	50,000	301,772	9,271
Payments on long-term debt	(266,395)	(300,746)	(69)
Dividends paid	(48,320)	(47,865)	(47,506)
Dividends paid to minority interests	(2,144)	(3,278)	(3,278)
Repurchase Class A Common shares			(22,449)
Miscellaneous, net (primarily employee stock options)	29,133	26,506	15,668

Net financing activities	(237,726)	(23,611)	(48,363)

Increase (decrease) in cash and cash equivalents	2,719	(1,911)	3,307
Cash and cash equivalents:
Beginning of year	15,508	17,419	14,112

End of year	$18,227	$15,508	$17,419

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$30,235	$25,939	$38,538
Income taxes paid	88,501	112,300	63,008
Denver newspaper assets contributed to JOA			156,830

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity

As of December 31, 2000	$787	$157,394	$1,093,138	$32,238	$(5,747)	$1,277,810
Comprehensive income:
Net income			137,963			137,963

Unrealized gains, net of tax of ($2,690)				4,990		4,990
Adjustment for losses (gains) in income, net of tax of $17,124				(31,800)		(31,800)

Change in unrealized gains (losses)				(26,810)		(26,810)
Currency translation, net of tax of $180				(915)		(915)

Total			137,963	(27,725)		110,238
Dividends: declared and paid - $.60 per share			(47,506)			(47,506)
Repurchase 382,200 Class A Common shares	(4)	(22,445)				(22,449)
Compensation plans, net: 966,084 shares issued; 119,466 shares repurchased; 2,500 shares forfeited	9	29,058			(5,738)	23,329
Tax benefits of compensation plans		10,478				10,478

As of December 31, 2001	792	174,485	1,183,595	4,513	(11,485)	1,351,900
Comprehensive income:
Net income			188,297			188,297

Unrealized gains (losses), net of tax of $3,134				(5,820)		(5,820)
Adjustment for losses (gains) in income, net of tax of $104				(192)		(192)

Change in unrealized gains (losses)				(6,012)		(6,012)
Minimum pension liability, net of tax of $14,606				(22,650)		(22,650)
Currency translation, net of tax of ($120)				753		753

Total			188,297	(27,909)		160,388
Dividends: declared and paid - $.60 per share			(47,865)			(47,865)
Convert 727,800 Voting Shares to Class A shares
Compensation plans, net: 878,678 shares issued; 40,203 shares repurchased; 1,800 shares forfeited	9	30,845			6,895	37,749
Tax benefits of compensation plans		13,293				13,293

As of December 31, 2002	801	218,623	1,324,027	(23,396)	(4,590)	1,515,465
Comprehensive income:
Net income			270,815			270,815

Unrealized gains, net of tax of ($9,220)				17,123		17,123
Adjustment for losses (gains) in income, net of tax of $398				(739)		(739)

Change in unrealized gains (losses)				16,384		16,384
Minimum pension liability, net of tax of ($4,968)				7,937		7,937
Currency translation, net of tax of ($434)				790		790

Total			270,815	25,111		295,926
Dividends: declared and paid - $.60 per share			(48,320)			(48,320)
Compensation plans, net: 993,198 shares issued; 58,872 shares repurchased; 3,600 shares forfeited	9	45,933			(304)	45,638
Tax benefits of compensation plans		13,822				13,822

As of December 31, 2003	$810	$278,378	$1,546,522	$1,715	$(4,894)	$1,822,531

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in the Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company and its consolidated subsidiaries.

Consolidation - The consolidated financial statements include the accounts of The E. W. Scripps Company and its majority-owned subsidiary companies. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20%-to-50%-owned companies and in all 50%-or-less-owned joint ventures and partnerships are accounted for using the equity method. We do not hold any interests in variable interest entities.

Losses attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Income to the extent of the basis of the non-controlling investment in the subsidiary company. Losses in excess of that basis (“excess losses”) are allocated entirely to us. Subsequent profits are allocated entirely to us until such excess losses are recovered. All other profits attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Income. Our financial statements do not include income tax provisions or (benefits) on the income or (loss) attributable to the non-controlling interest.

Nature of Operations - We are a diverse media concern with interests in newspapers, national television networks (“Scripps Networks”), broadcast television and television-retailing (“Shop At Home”). Under the trade name United Media, we distribute news columns, comics and other features to newspapers and license copyrights and trademarks for use on numerous products.

Newspapers include 21 daily newspapers in the U.S. Newspapers derive revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. See note 6. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, DIY - Do It Yourself Network (“DIY”) and Fine Living. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. As of December 31, 2003, we owned approximately 70% of Food Network and approximately 90% of Fine Living. Scripps Networks derives revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Broadcast television includes 10 stations. Our broadcast television stations are located in nine of the 60 largest television markets in the U.S. Nine of our television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates. Broadcast television derives revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods to television viewers and through its Internet site. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are derived from the sale of merchandise.

The relative importance of each line of business is indicated in the segment information presented in Note 17. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position. Approximately 70% of our operating revenues are derived from advertising. Operating results can be affected by changes in the demand for advertising both nationally and in individual markets.

The eight largest cable and satellite television systems provide service to more than 90% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have been successful in renewing distribution agreements for HGTV and Food Network.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the recognition of certain revenues; product returns and rebates due to customers; the periods over which long-lived assets are depreciated or amortized; the fair value of securities that do not trade in a public market; income taxes payable; estimates for uncollectible accounts receivable; the fair value of our inventories and self-insured risks.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could, in fact, differ from those estimated at the time of preparation of the financial statements.

Revenue Recognition - Our primary sources of revenue are from:

•	The sale of advertising space, advertising time and Internet advertising.

•	The sale of merchandise to consumers.

•	The sale of newspapers to distributors and to individual subscribers.

•	Programming services provided to cable and satellite television systems (“network affiliate fees”).

•	Royalties from licensing copyrighted characters.

Revenue recognition policies for each source of revenue are described below.

Advertising. Advertising revenue is recorded, net of agency commissions, when advertisements are published or are broadcast. Advertising on our Internet sites is recognized over the period in which the advertising will appear.

Advertising contracts, which generally have a term of one year or less, may provide rebates or discounts based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates and discounts are recorded as a reduction of revenue in the period the advertisement is displayed. This requires us to make certain estimates regarding future advertising volumes. We base our estimates on various factors including our historical experience and advertising sales trends. We revise our estimates as necessary based on actual volume realized.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

Broadcast television stations may receive compensation for airing network programming under the terms of network affiliation agreements. Network affiliation agreements generally provide for the payment of pre-determined fees, but may provide compensation based upon other factors. Pre-determined fees are recognized as revenue on a straight-line basis over the terms of the network affiliation agreements. Compensation dependent upon other factors, which may vary over the terms of the affiliation agreements, is recognized when such amounts are earned.

Merchandise Sales. Revenue from the sale of merchandise is recognized when the products are delivered to the customer. We allow customers to return merchandise for full credit or refund within 30 days from the date of receipt. Revenue is reported net of estimated returns. Estimated product returns are based upon our historical experience. We subsequently adjust these estimated amounts based upon the actual levels of merchandise returned.

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

Network Affiliate Fees. Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of long-term distribution contracts. Network affiliate fees are reported net of discounts earned by cable and satellite television system operators based upon the number of subscribers that receive our programming and net of the costs of incentives offered to system operators in exchange for initial long-term distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments to system operators (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees over the terms of the contracts based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

Network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until substantially after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received.

Licensing. Royalties from merchandise licensing are recognized as the licensee sells products. Amounts due to us are commonly reported to us by the licensee. Such information is generally not received until after the close of a reporting period. Therefore, reported licensing revenue is based upon estimates of licensed product sales. We subsequently adjust these estimated amounts based upon the actual amounts of licensed product sales.

Royalties from promotional licensing are recognized on a straight-line basis over the terms of the licensing agreements.

Cash-Equivalent and Short-term Investments – Cash-equivalent investments represent debt instruments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash-equivalent and short-term investments are carried at cost plus accrued income, which approximates fair value.

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

Newspaper Joint Operating Agreements (“JOA”) - We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.” Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of the other JOAs.

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

Investments in private companies are recorded at adjusted cost, net of impairment write-downs, because no readily determinable market price is available. All other securities, except those accounted for under the equity method, are classified as available for sale and are carried at fair value. Fair value is determined using quoted market prices. The difference between adjusted cost basis and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders’ equity.

We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. The cost basis is adjusted when a decline in fair value below cost is determined to be other than temporary, with the resulting adjustment charged against net income.

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

Programs and Program Licenses - Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers. Costs to produce live programming that is not expected to be rebroadcast are expensed as incurred. Production costs for other internally produced programs are capitalized.

Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. The liability for program licenses is not discounted for imputed interest.

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

Goodwill and Other Indefinite-Lived Intangible Assets - Goodwill represents the cost of acquisitions in excess of the acquired businesses’ tangible assets and identifiable intangible assets.

FCC licenses represent the value assigned to the broadcast licenses of acquired broadcast television stations. Broadcast television stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) which prohibits the operation of stations except in accordance with an FCC license. FCC licenses stipulate each station’s operating parameters as defined by channels, effective radiated power and antenna height. FCC licenses are granted for a term of up to eight years, and are renewable upon request. We have never had a renewal request denied, and all previous renewals have been for the maximum term.

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

Prior to January 1, 2002, goodwill, FCC licenses and broadcast television network affiliation agreements were accounted for in accordance with Accounting Principles Board Opinion (“APB”) 17 - Intangible Assets. Amortization was calculated on a straight-line basis over 40 years.

Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142 - Goodwill and Other Intangible Assets (see Note 2). Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether FCC licenses and broadcast television network affiliation relationships continue to have indefinite lives.

In accordance with FAS 142, goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are newspapers, each of our national televisions networks, broadcast television, and Shop At Home.

Amortizable Intangible Assets - Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with the broadcast television stations and cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising and sell merchandise to viewers. While these contracts are renewable, most of our acquired contracts have been renewed a limited number of times. As a result, we amortize these contractual relationships over the terms of the distribution contracts.

Customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

Impairment of Long-Lived Assets - In accordance with FAS 144 - Accounting for the Impairment and Disposal of Long-lived Assets, long-lived assets (primarily property, plant and equipment, amortizable intangible assets and network distribution incentives) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insured Risks - We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. A third-party administrator is used to process all claims. Estimated liabilities for unpaid claims, which totaled $17.3 million at December 31, 2003, are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an on-going basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Income Taxes - Consolidated subsidiary companies include general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the non-controlling partners’ share of the income (loss) of those consolidated subsidiary companies.

Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Our temporary differences primarily result from accelerated depreciation and amortization for tax purposes, investment gains and losses not yet recognized for tax purposes and accrued expenses not deductible for tax purposes until paid. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Risk Management Contracts - We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use interest rate swaps to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. In 2003, we entered into a pay-floating interest rate swap, effectively converting $50 million of newly issued 3.75% notes due in 2008 to variable rate obligations. See Note 13. We held no other derivative financial instruments in the three years ended December 31, 2003.

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in Note 19. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Awards of Class A Common shares generally require no payment by the employee. Stock options and awards of Class A Common shares generally vest over a one to three-year incentive period conditioned upon the individual’s continued employment through that period.

We measure compensation expense using the intrinsic-value-based method of APB 25 - Accounting for Stock Issued to Employees, and its related interpretations.

The grant-date fair value of time-vested awards of Class A Common shares is amortized to expense over the vesting period. Cliff vested awards are recognized on a straight-line basis over the vesting period and pro-rata vested awards are recognized as each vesting period expires. Certain performance-vested awards of Class A Common shares are earned when the market price of our Class A Common shares reaches certain targets. Compensation expense for those awards is recognized in full when the awards are earned based upon the fair values of the awards at that date.

The exercise price of all options granted equals the market value of the underlying common stock on the date of grant, therefore no compensation expense is recorded.

The fair value of options granted, using the Black-Scholes model and the following assumptions, were as follows:

	For the years ended December 31,
	2003	2002	2001

Weighted-average fair value of options granted	$22.01	$22.20	$18.92
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	1.5%
Expected volatility	22.0%	22.1%	23.0%
Risk-free rate of return	3.8%	4.5%	5.5%
Expected life of options	7 years	7 years	7 years

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 - Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective for fiscal years ending after December 15, 2002:

( in thousands, except per share data )
	For the years ended December 31,
	2003	2002	2001

Net income as reported	$270,815	$188,297	$137,963
Add stock-based compensation included in reported income, net of related income tax effects:
Stock options			881
Restricted share awards	4,279	6,427	2,748
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted share awards	(4,279)	(6,427)	(2,748)
Stock options	(15,360)	(13,801)	(12,610)

Pro forma net income	$255,455	$174,496	$126,234

Net income per share of common stock:
Basic earnings per share:
As reported	$3.37	$2.37	$1.75
Additional stock option compensation, net of income tax effects	(.19)	(.17)	(.15)

Pro forma basic earnings per share	$3.18	$2.20	$1.60

Diluted earnings per share:
As reported	$3.32	$2.34	$1.73
Additional stock option compensation, net of income tax effects	(.19)	(.17)	(.15)

Pro forma diluted earnings per share	$3.13	$2.16	$1.58

Net income per share amounts may not foot since each is calculated independently.

Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Basic weighted-average shares outstanding	80,266	79,485	78,825
Effect of dilutive securities:
Unvested restricted stock held by employees	182	169	169
Stock options held by employees and directors	1,021	965	976

Diluted weighted-average shares outstanding	81,469	80,619	79,970

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2.	ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - We adopted FAS 141 - Business Combinations and FAS 142 - Goodwill and Other Intangible Assets effective January 1, 2002. We determined there was no impairment of goodwill or other intangible assets as of the date of adoption. If the non-amortization provisions of FAS 142 had been effective for all periods presented, reported results of operations would have been as follows:

( in thousands, except per share data )
	For the Year Ended December 31, 2001
	Net Income	Basic EPS	Diluted EPS

As reported	$137,963	$1.75	$1.73
Add back amortization of:
Goodwill	27,356.35		.34
FCC licenses	470.01		.01
Network affiliation and other	233.00		.00

As adjusted	$166,022	$2.11	$2.08

Effective January 1, 2003, we adopted FAS 146 - Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to an exit plan. Adoption of this standard had no effect on our financial statements.

In 2003, we adopted FASB Interpretation No. (“Interpretation”) 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires a guarantor to disclose information regarding the amounts, terms, maximum future payments and the carrying amount of guarantees, and to recognize a liability for the obligations undertaken at the time a guarantee is issued. Adoption of this standard had no effect on our financial statements.

FAS Interpretation No. (“Interpretation”) 46 - Consolidation of Variable Interest Entities was issued in January 2003. Interpretation 46 clarifies when such entities must be consolidated. We do not hold any interests in such entities, therefore adoption of the standard had no effect on our financial statements.

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

FAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. FAS 150 established standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Under FAS 150, such financial instruments are required to be classified as liabilities (or assets in some circumstances) in the statement of financial position. The FASB has indefinitely deferred the application of FAS 150 to non-controlling interests in a subsidiary company that are mandatorily redeemable only upon the liquidation or termination of the subsidiary company. Non-controlling interests in our subsidiary companies are mandatorily redeemable only upon the liquidation or termination of the subsidiary company. Adoption of the portions of FAS 150 that have not been deferred had no effect on our financial statements.

In 2003 we adopted FAS 132 (Revised) (“FAS 132-R”) – Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirement of the original FAS 132 and requires new disclosures relating to plan assets, investment strategy, plan obligations, cash flows, and the components of net periodic benefit costs and requires certain disclosures to be included in interim financial statements. Additional disclosures regarding expected future benefit payments will become effective for fiscal years ending after June 15, 2004.

3.	ACQUISITIONS

Acquisitions

2003 -	In the first quarter, we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

In the fourth quarter, we reached a definitive agreement to acquire Summit America Television (“Summit America”), including their 30% minority interest in Shop At Home and their five Shop At Home-affiliated broadcast television stations. We will pay $4.05 in cash per fully-diluted outstanding share of Summit America common stock, or approximately $184 million, which we expect to finance through additional borrowings on our existing credit facilities. As part of the transaction, we have agreed to forego repayment of the $47.5 million secured loan extended to Summit America as part of the 2002 acquisition of Shop At Home. We also have agreed to forego redemption of $3 million in Summit America preferred stock that we hold and accrued dividends thereon. We expect the transaction should be completed in the second quarter 2004.

2002 -	In the first quarter, we acquired an additional 1% interest in Food Network for $5.2 million in cash, increasing our residual interest to approximately 70%.

In the third quarter, we acquired an additional interest of less than one percent in our Evansville newspaper for $0.3 million in cash and we purchased $3.0 million of Summit America redeemable preferred stock upon reaching an agreement with Summit America to acquire a 70% controlling interest in Shop At Home.

In the fourth quarter, we completed the acquisition of the controlling interest in Shop At Home, paying $49.5 million in cash. Related to the acquisition of the controlling interest, we loaned Summit America, the former parent of Shop At Home, $47.5 million at 6%. The note is secured by Summit America’s broadcast television stations in San Francisco, Boston, and Cleveland.

Acquiring a controlling interest in Shop At Home provided us with an existing infrastructure and workforce with retailing expertise, enabling us to quickly gain scale in a growing market. We expect to leverage our expertise as a diverse media company to expand distribution and to offer a wider range of products. Acquiring Shop At Home also enabled us to provide a video commerce platform to our advertisers.

2001 -	We acquired an additional 4% interest in Food Network for $19.4 million and an additional fractional interest in our Evansville newspaper.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition.

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Current assets, primarily inventory		$18,662
Investments		3,000
Property, plant and equipment		31,512
Intangible assets		5,222
Goodwill	$2,885	35,463	$19,563
Fair value of note from Summit America		43,000
Deferred tax assets		4,158
Other assets		251

Total assets acquired	2,885	141,268	19,563

Current liabilities		(32,362)
Minority interest	619	(2,242)

Total liabilities assumed	619	(34,604)

Cash paid	$3,504	$106,664	$19,563

Intangible assets acquired in the Shop At Home transaction include $1.1 million of trade names and domain names, which have indefinite lives. Other intangible assets acquired include $1.5 million of customer lists, which are amortized over three years, and $2.6 million of network distribution relationships, which are amortized over contract lives.

Goodwill acquired in 2003 relates to the purchase of minority interests in our Memphis newspaper and is assigned to the Newspapers business segment. Goodwill of $29.7 million was initially allocated to the Shop At Home transaction in 2002. During 2003, we completed an appraisal of the book and tax bases of the assets acquired and liabilities assumed in the acquisition of the controlling interest of Shop At Home. As a result, we increased the amount assigned to goodwill by $0.4 million. The entire amount of goodwill acquired was assigned to the Shop At Home business segment. Substantially all of the other goodwill acquired in 2002 and 2001 relates to the purchase of minority interests in Food Network, and was assigned to the Scripps Networks business segment. Except for goodwill resulting from the acquisition of non-controlling interests in our newspaper subsidiary companies, substantially all acquired goodwill is expected to be deductible for tax purposes.

The following table summarizes, on a pro forma basis, results of operations for the years ended December 31, 2002, and December 31, 2001, as if Shop At Home had been acquired as of the beginning of each fiscal year presented. Pro forma information for 2003 is not presented as the results of Shop At Home are included in our consolidated results of operations for the entire year. Pro forma results are not presented for the other acquisitions because the combined results of operations would not be significantly different from reported amounts.

( in thousands, except per share data )	For the years ended December 31,
	2002	2001

Operating revenues	$1,705,985	$1,574,900
Net income	174,492	115,209
Net income per share of common stock:
Basic	$2.20	$1.46
Diluted	$2.16	$1.44

The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition of Shop At Home and additional depreciation and amortization of the assets acquired. The 2001 period does not include amortization of goodwill and indefinite-lived intangible assets that are no longer amortizable under the provisions of FAS 142. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

4.	RESTRUCTURING CHARGES AND OTHER ITEMS

Reported results of operations include the following items which affect the comparability of year-over-year results.

2003 – We received notification from Gannett that the Cincinnati JOA will not be renewed upon its expiration in 2007. As a result of the notification and as stipulated by the terms of a collective bargaining agreement, we recorded a $1.8 million charge for estimated severance to Post editorial employees. The charge reduced net income by $1.2 million, $.01 per share (see note 6).

Other investment results were a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain development-stage business investments. Net income was reduced by $2.1 million, $.03 per share.

In the fourth quarter, we adjusted our estimates of our prior year state and federal income tax liabilities and our estimate of unrealizable state net operating loss carryforwards (see note 5). The changes in these estimates reduced the income tax provision by $27.1 million, $.33 per share.

The combined effects of the above items increased 2003 net income by $23.8 million, $.29 per share.

2002 – A $3.9 million gain on the sale of excess real estate at the Denver JOA increased net income by $2.4 million, $.03 per share. The gain is included in equity in earnings of JOAs in our Consolidated Statements of Income.

Other investment results were a pre-tax charge of $85.7 million, reducing net income by $55.6 million, $.69 per share. Other investment results include a $35.1 million write-down of our investment in AOL Time Warner and $45.0 million of write-downs associated with declines in value of certain investments in development-stage businesses. Also included in other investment results were $3.6 million of costs associated with winding down active management of our portfolio of investments in development-stage businesses.

We reduced our estimated liability for open tax years and increased our estimate of the amount we expect to realize from foreign tax credit carryforwards (see note 5). These changes in estimates reduced the income tax provision by $9.8 million, $.12 per share.

The combined effect of the above items reduced 2002 net income by $43.4 million, $.54 per share.

2001 – Restructuring costs of $16.1 million associated with workforce reductions, including our $5.9 million proportionate share of such costs at the Denver JOA, reduced net income by $10.1 million, $.13 per share. Our share of the Denver JOA restructuring charges is included in equity in earnings of JOAs in our Consolidated Statements of Income.

Other investment results were a pre-tax credit of $5.1 million, increasing net income by $3.8 million, $.05 per share. Other investment results include realized net gains of $77.3 million, including a $65.9 million gain on the exchange of our investment in Time Warner for America Online (“AOL”) when AOL acquired Time Warner in the first quarter, and an $11.7 million gain on the sale of a portion of our investment in Centra Software. Also included in other investment results were $80.2 million in write-downs for several investments, including a $29.0 million write-down of our investment in AOL Time Warner in the fourth quarter and $51.2 million of write-downs associated with declines in value of investments in development-stage businesses. Due to the decline in value of investments in development-stage businesses, previously accrued performance-based compensation was reduced by $11.5 million, to zero, at December 31, 2001.

The combined effects of the above items reduced 2001 net income by $6.3 million, $.08 per share.

5.	INCOME TAXES

Food Network is operated under the terms of a general partnership agreement. Fine Living and Shop At Home are incorporated as limited liability companies (“LLC”) and are treated as partnerships for tax purposes. As a result, federal and state income taxes for these “pass-through” entities accrue to the individual partners. Accordingly, our federal and state income tax returns include only our proportionate share of the taxable income or loss of pass-through entities. Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Consolidated income before income tax consisted of the following:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Income allocated to Scripps	$410,382	$305,673	$241,382
Income of pass-through entities allocated to non-controlling interests	12,680	3,249

Income before income taxes	$423,062	$308,922	$241,382

The provision for income taxes consisted of the following:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Current:
Federal	$56,989	$59,231	$55,758
State and local	16,917	20,530	15,531
Foreign	5,347	5,203	3,787

Total	79,253	84,964	75,076
Tax benefits of compensation plans allocated to additional paid-in capital	13,822	13,293	10,478

Total current income tax provision	93,075	98,257	85,554

Deferred:
Federal	63,471	(3,055)	435
Other	(4,348)	1,361	(981)

Total	59,123	(1,694)	(546)
Deferred tax allocated to other comprehensive income	(14,224)	17,724	14,614

Total deferred income tax provision	44,899	16,030	14,068

Provision for income taxes	$137,974	$114,287	$99,622

In the fourth quarter of 2003, we closed several open state tax years and reached agreement with the Internal Revenue Service (“IRS”) on proposed adjustments to our 1996 through 2001 consolidated federal income tax returns. As a result, we adjusted our estimates of our prior year state and federal income tax liabilities. The changes in these estimates reduced the 2003 income tax provision by $21.0 million. The audit of our 1996 through 2001 federal income tax returns will remain open until two remaining issues are settled with the IRS. If the IRS accepts our positions on those issues, we will reduce our provision for income taxes by $2.0 million in the period those positions are accepted.

In 2002, we reached an agreement with the IRS to settle the audits of our 1992 through 1995 consolidated federal income tax returns and received several proposed adjustments to our 1996 through 2001 tax returns. As a result, we reduced our estimated liability for open tax years and increased the amount we expect to realize from foreign tax credit carryforwards. These changes in estimates reduced the 2002 income tax provision by $9.8 million.

We believe adequate provision has been made for all open tax years.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.8	5.6	4.0
Income of pass-through entities allocated to non-controlling interests	(1.1)	(0.4)
Changes in estimates for prior year income taxes	(5.0)	(3.2)
Adjustment of state net operating loss carryforward valuation allowance	(1.4)
Amortization of nondeductible goodwill			1.6
Miscellaneous	1.3		0.7

Effective income tax rate	32.6%	37.0%	41.3%

We generally file separate state income tax returns for each subsidiary company. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company. Certain of our subsidiary companies have $406 million of state tax loss carryforwards. These state tax loss carryforwards, which expire between 2004 and 2022, may be used to offset future state taxable income of those subsidiary companies.

State tax loss carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date we estimate the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance. As a result of closing several open state tax years in the fourth quarter of 2003, and based upon our expectations of state taxable income in the carryforward period, we adjusted our estimate of unrealizable state net operating loss carryforwards and reduced our valuation allowance by $6.1 million.

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

( in thousands )
	As of December 31,
	2003	2002

Accelerated depreciation and amortization	$210,416	$181,682
Investments, primarily gains and losses not yet recognized for tax purposes	8,750	(262)
Accrued expenses not deductible until paid	(10,035)	(12,537)
Deferred compensation and retiree benefits not deductible until paid	(23,919)	(36,759)
Other temporary differences, net	(7,855)	(15,518)

Total	177,357	116,606
State net operating loss carryforwards	(14,406)	(13,055)
Valuation allowance for state deferred tax assets	4,203	8,715

Net deferred tax liability	$167,154	$112,266

6.	JOINT OPERATING AGREEMENTS

Four of our newspapers are operated pursuant to the terms of joint operating agreements (JOAs). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper maintains a separate and independent editorial operation.

The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
Birmingham Post-Herald	Newhouse Newspapers	1950	2015
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007. We intend to continue publishing the Cincinnati Post and Kentucky Post newspapers for the duration of the agreement.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). The Denver JOA was approved by the U.S. Attorney General and commenced operations in January 2001. Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We have no management responsibilities for the combined operations of the other three JOAs.

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 20% and 40% of the profits from the other three JOAs.

Summarized financial information for the Denver JOA is as follows:

( in thousands )
	2003	2002	2001

Results of Operations of Denver JOA:
Operating revenues	$421,004	$418,641	$384,523
Costs and expenses	(346,168)	(353,935)	(379,476)
Other credits (charges)	(461)	2,918	(258)

Net income	$74,375	$67,624	$4,789

Financial Position of Denver JOA:
Current assets	$80,318	$96,243	$96,273
Current liabilities	41,734	43,582	46,887

Working capital	38,584	52,661	49,386
Property, plant and equipment	159,636	174,546	198,786
Other assets	10,970	8,741	11,950
Noncurrent liabilities	(16,743)	(17,943)	(13,528)

Stockholders’ equity	$192,447	$218,005	$246,594

We received our 50% interest in the Denver JOA in exchange for the contribution of most of the assets of the Rocky Mountain News to the Denver JOA and the payment of $60 million to MediaNews Group. The difference between the carrying amount of our investment in the Denver JOA and our 50% share of the stockholders’ equity of the Denver JOA is accounted for in accordance with the principles of FAS 141 - Business Combinations and FAS 142 - Goodwill and Other Intangible Assets.

7.	INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )
	As of December 31,
	2003	2002

Securities available for sale (at market value):
Time Warner (2,017,000 shares)	$36,283	$26,420
Digital Theater Systems (554,000 common shares)	13,690
Other available-for-sale securities	3,932	4,108

Total available-for-sale securities	53,905	30,528
Denver JOA	181,968	194,347
FOX Sports Net South and other joint ventures	13,302	8,506
Summit America preferred stock, at cost plus accrued dividends	3,240	3,000
Other equity securities	9,240	17,970

Total investments	$261,655	$254,351

Unrealized gains (losses) on securities available for sale	$23,749	$(1,457)

Note receivable from Summit America, at initial fair value plus accreted discount	$44,750	$43,250

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of December 31, 2003, there were no unrealized losses on our available-for-sale securities. In the third quarter of 2003, Digital Theater Systems (“DTS”) completed an initial public offering of its common stock. This investment had previously been included in the other equity securities category.

In connection with the acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition is accreted to income over the term of the note. Based upon interest rates for fixed-rate securities with similar terms and credit quality, we estimate the fair value of the note was approximately $46.0 million at December 31, 2003. In connection with our agreement to acquire Summit America, we have agreed to forego redemption of the $3.0 million in Summit America redeemable preferred stock and accrued dividends thereon and to forego repayment of the $47.5 million note.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair value of the other securities approximates their carrying value at December 31, 2003, however, many of the investees have had no rounds of equity financing in the past three years. There can be no assurance we would realize the carrying value of these securities upon their sale.

We ceased active management of our portfolio of investments in development-stage businesses in 2002. The carrying value of the portfolio was approximately $15.4 million as of December 31, 2003, including our investment in DTS.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
	As of December 31,
	2003	2002

Land and improvements	$52,904	$52,502
Buildings and improvements	249,116	224,874
Equipment	630,712	622,860

Total	932,732	900,236
Accumulated depreciation	454,270	443,447

Net property, plant and equipment	$478,462	$456,789

9.	GOODWILL

The carrying amount of goodwill by business segment and changes in the carrying amount of goodwill are as follows:

( in thousands )
	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total

Balance as of December 31, 2000	$806,993	$121,181	$226,954		$19	$1,155,147
Acquired during the year	128	19,435				19,563
Attributed to business sold and contribution to Denver JOA	(1,423)	(425)				(1,848)
Amortization of goodwill	(24,966)	(4,225)	(7,587)		(1)	(36,779)

Balance as of December 31, 2001	780,732	135,966	219,367		18	1,136,083
Acquired during the year	93	5,235		$29,698		35,026

Balance as of December 31, 2002	780,825	141,201	219,367	29,698	18	1,171,109
Adjustments of Shop At Home purchase price allocation				437		437
Acquired during the year	2,885					2,885

Balance as of December 31, 2003	$783,710	$141,201	$219,367	$30,135	$18	$1,174,431

We completed our annual impairment review in the fourth quarter of 2003. No impairment charges resulted from this review because the fair value of each reporting unit exceeded its carrying amount.

10.	PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )
	As of December 31,
	2003	2002

Cost	$730,704	$628,881
Accumulated amortization	443,310	342,663

Total programs and program licenses	$287,394	$286,218

The cost of licensed or produced programs capitalized was $166 million in 2003, $199 million in 2002 and $167 million in 2001.

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Commitments to purchase or license programs not yet available for broadcast totaled $246 million at December 31, 2003. If the programs are not produced, our commitments would generally expire without obligation.

Amortization included in the consolidated financial statements, and estimated amortization of recorded program assets and program commitments for each of the next five years, is presented below.

( in thousands )

Amortization for the year ended December 31:
2003			$179,656
2002			154,189
2001			135,489

Estimated amortization for the year ending December 31:	Program Assets	Program Commitments	Total

2004	$120,721	$69,480	$190,201
2005	86,340	62,489	148,829
2006	47,180	48,328	95,508
2007	23,117	37,278	60,395
2008	9,923	24,260	34,183
Later years	113	4,639	4,752

Total	$287,394	$246,474	$533,868

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

11.	UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )
	As of December 31,
	2003	2002

Network launch incentives	$332,876	$295,926
Accumulated amortization	135,540	107,991

Net book value	197,336	187,935
Unbilled affiliate fees	24,286	11,078

Total unamortized network distribution incentives	$221,622	$199,013

We capitalized launch incentive payments totaling $35.9 million in 2003, $90.1 million in 2002 and $82.3 million in 2001.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

( in thousands )

Amortization for the year ended December 31:
2003	$24,050
2002	20,884
2001	21,406

Estimated amortization for the year ending December 31:
2004	$27,905
2005	31,813
2006	29,431
2007	21,185
2008	23,831
Later years	63,171

Total	$197,336

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

12.	OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following:

( in thousands )
	As of December 31, 2003			As of December 31, 2002
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

Acquired network distribution	$4,757	$(2,822)	$1,935	$23,308	$(18,558)	$4,750
Customer lists	5,753	(2,651)	3,102	5,753	(1,634)	4,119
Other	7,525	(4,934)	2,591	6,607	(4,476)	2,131

Total amortized	$18,035	$(10,407)	7,628	$35,668	$(24,668)	11,000

Network affiliation			26,748			26,748
FCC licenses			25,622			25,622
Pension liability adjustments			169			1,563
Other			3,122			2,862

Total unamortized			55,661			56,795

Total			$63,289			$67,795

We completed our annual review of impairment of indefinite-lived intangible assets in the fourth quarter of 2003. No impairment charges resulted from this review. In connection with this review, we also determined such assets continue to have indefinite lives.

Amortization of other intangible assets under the provisions of FAS 142, and estimated amortization expense of intangible assets for each of the next five years, is as follows:

( in thousands )
	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Total

Amortization expense for the year ended December 31:
2003	$692	$2,226	$142	$1,483	$4,543
2002	677	3,135	127	510	4,449
2001	679	4,063	125		4,867

Estimated amortization for the year ending December 31:
2004	$409	$590	$74	$1,237	$2,310
2005	373	122	74	947	1,516
2006	343	122	26		491
2007	327	122	26		475
2008	327	122	26		475
Later years	1,559	30	772		2,361

Total	$3,338	$1,108	$998	$2,184	$7,628

Intangible assets by business segment were as follows:

( in thousands )
	As of December 31,
	2003	2002

Newspapers	$4,486	$4,925
Scripps Networks	2,029	3,996
Broadcast television	53,369	52,593
Shop At Home	3,236	4,718
Minimum pension liability adjustment	169	1,563

Total other intangible assets	$63,289	$67,795

13.	LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )
	As of December 31,
	2003	2002

Variable-rate credit facilities	$50,187	$312,371
$100 million, 6.625% notes, due in 2007	99,946	99,930
$50 million, 3.75% notes, due in 2008	50,000
$100 million, 4.25% notes, due in 2009	99,430	99,334
$200 million, 5.75% notes, due in 2012	198,934	198,809
Other notes	10,318	14,528

Total face value of long-term debt less discounts	508,815	724,972
Fair market value of interest rate swap	302

Total long-term debt	509,117	724,972
Current portion of long-term debt		75,171

Long-term debt (less current portion)	$509,117	$649,801

Fair value of long-term debt *	$540,300	$759,900

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $575 million (the “Variable-Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 and the second a $200 million facility expiring in 2007. The August 2004 facility is expected to be replaced with a similar facility prior to its expiration. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on the Variable-Rate Credit Facilities at December 31 was 1.1% in 2003 and 1.4% in 2002.

We have a U.S. shelf registration which allows additional borrowings of up to $350 million as of December 31, 2003.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 1.2% at December 31, 2003, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We are in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Capitalized interest was $0.5 million in 2003, $0.6 million in 2002 and $0.7 million in 2001.

14.	OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )
	As of December 31,
	2003	2002

Program rights payable	$30,758	$62,114
Employee compensation and benefits	75,310	100,384
Network distribution incentives	76,668	66,222
Minority interests	32,460	20,948
Deferred gain on sale of WCPO building	7,649	7,649
Other	18,038	16,280

Total other liabilities and minority interests	240,883	273,597
Current portion of other liabilities	86,506	137,229

Other liabilities and minority interests (less current portion)	$154,377	$136,368

Minority interests include non-controlling interests of approximately 8% in the capital stock of the subsidiary companies that publish our Memphis and Evansville newspapers. The capital stock of these companies does not provide for or require the redemption of the non-controlling interests by us.

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. The put and call options become exercisable at various dates through 2016. Put options on an approximate 6% non-controlling interest in Fine Living are currently exercisable.

Non-controlling interests hold an approximate 30% residual interest in Food Network. The Food Network general partnership agreement terminates on December 31, 2012, unless amended or extended prior to that date. Upon termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

In 2002, we sold our Cincinnati television station production facility to the City of Cincinnati for $7.8 million in cash. Our television station will continue to use the facility until construction of a new production facility is completed in 2004. The gain on the sale of the facility of $7.6 million has been deferred until our station relocates to its new production facility. We will receive an additional $3.0 million in cash if our station relocates prior to June 1, 2004. The additional payments, which we expect to earn, are not included in the deferred gain.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Other changes in certain working capital accounts, net:
Accounts receivable	$(56,329)	$(42,867)	$23,500
Prepaid and accrued pension expense	(13,109)	(24,696)	5,280
Inventories	(5,712)	(2,469)	2,107
Accounts payable	17,475	5,227	(24,464)
Accrued income taxes	8,854	(20,036)	11,868
Accrued employee compensation and benefits	(1,917)	12,159	(4,481)
Accrued interest	(136)	4,544	76
Other accrued liabilities	6,735	(679)	(13,522)
Other, net	(1,061)	67	705

Total	$(45,200)	$(68,750)	$1,069

16.	EMPLOYEE BENEFIT PLANS

Description of Plans - We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits are generally based upon the employees compensation and years of service. We also sponsor a defined contribution plan that covers substantially all non-union and certain union employees. We match a portion of employee’s voluntary contributions to this plan.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

Components of Net Periodic Benefit Costs - Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Service cost	$17,588	$13,326	$13,022
Interest cost	21,949	20,203	20,970
Expected return on plan assets, net of expenses	(20,327)	(20,729)	(27,362)
Net amortization and deferral	6,197	620	(71)

Total for defined benefit plans	25,407	13,420	6,559
Multi-employer plans	561	399	747
Defined contribution plans	6,461	5,948	5,618

Total	$32,429	$19,767	$12,924

Assumptions used in determining the annual retirement plans expense were as follows:

	2003	2002	2001

Discount rate	6.50%	7.50%	8.00%
Long-term rate of return on plan assets	8.25%	9.50%	10.00%
Increase in compensation levels	4.75%	5.00%	5.50%

The discount rate used to determine our future pension obligations is based upon an index of securities with various maturities rated Aa or better as of the respective measurement dates. The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

The expected long-term rate of return on plan assets is based upon the weighted average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our compounded return on plan assets for 10 and 15 year periods, which exceed our current forward-looking assumption.

Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets.

Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,

	2004	2003	2002

US equity securities	55%	55%	55%
Non-US equity securities	10	10	3
Fixed-income securities	35	35	42

Total	100%	100%	100%

U.S. equities include common stocks of large, medium, and small companies which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. and American depository receipts. Fixed-income securities primarily include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations.

Obligations and Funded Status - Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Accumulated benefit obligation	$318,295	$274,295	$223,260

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$337,292	$273,207	$274,971
Service cost	17,588	13,326	13,022
Interest cost	21,949	20,203	20,970
Benefits paid	(15,896)	(17,498)	(17,920)
Reductions associated with dispositions and formation of Denver JOA		(1,818)	(15,940)
Actuarial losses (gains)	29,684	49,872	(1,896)

Projected benefit obligation at end of year	390,617	337,292	273,207

Plan assets
Fair value at beginning of year	229,847	229,460	286,338
Actual return (loss) on plan assets	50,643	(17,662)	(22,589)
Company contributions	38,517	40,361	1,477
Benefits paid	(15,896)	(17,498)	(17,920)
Transfers associated with dispositions and formation of Denver JOA		(4,814)	(17,846)

Fair value at end of year	303,111	229,847	229,460

Plan assets greater than (less than) projected benefits	(87,506)	(107,445)	(43,747)
Unrecognized net loss	92,564	98,964	10,169
Unrecognized prior service cost	445	875	1,880
Unrecognized net asset at the date FAS No. 87 was adopted, net of amortization			(603)

Prepaid (accrued) pension costs	$5,503	$(7,606)	$(32,301)

Amounts recognized in Consolidated Balance Sheets
Prepaid pension costs	$14,849	$9,668	$20,564
Accrued pension benefit obligation	(29,499)	(51,693)	(52,865)
Intangible asset	169	1,563
Minimum pension liability adjustment included in accumulated other comprehensive income	19,984	32,856

Prepaid (accrued) pension costs	$5,503	$(7,606)	$(32,301)

Assumptions used in determining the defined benefit plans benefit obligations were as follows:

	2003	2002	2001

Discount rate	6.25%	6.50%	7.50%
Increase in compensation levels	4.75%	4.75%	5.00%

We expect to contribute $3.5 million to our defined benefit pension plans in 2004.

17.	SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services. See Note 1.

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

Our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding our business segments is as follows:

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Segment operating revenues:
Newspapers managed solely by us	$691,591	$682,219	$688,282
Newspapers operated pursuant to JOAs	267	230	93

Total newspapers	691,858	682,449	688,375
Scripps Networks	535,013	415,402	337,195
Broadcast television	304,162	305,154	277,601
Shop At Home	238,484	42,345
Licensing and other media	105,328	90,314	88,785

Total operating revenues	$1,874,845	$1,535,664	$1,391,956

Segment profit (loss):
Newspapers managed solely by us	$227,132	$232,148	$222,367
Newspapers operated pursuant to JOAs	41,573	38,120	15,319

Total newspapers	268,705	270,268	237,686
Scripps Networks	204,263	124,596	75,547
Broadcast television	85,218	98,109	79,651
Shop At Home	(22,075)	(1,682)
Licensing and other media	19,238	17,284	14,881
Corporate	(32,125)	(27,810)	(18,596)

Total segment profit	523,224	480,765	389,169
Depreciation and amortization of intangibles	(68,087)	(62,768)	(98,653)
Restructuring charges, including share of JOA restructurings	(1,847)	3,856	(16,079)
Interest expense	(31,593)	(28,301)	(39,197)
Interest and dividend income	5,062	1,860	802
Other investment results, net of expenses	(3,200)	(85,667)	5,063
Miscellaneous, net	(497)	(823)	277

Income before income taxes and minority interests	$423,062	$308,922	$241,382

Depreciation:
Newspapers managed solely by us	$23,135	$24,715	$24,462
Newspapers operated pursuant to JOAs	1,301	1,124	1,407

Total newspapers	24,436	25,839	25,869
Scripps Networks	10,489	9,300	8,357
Broadcast television	19,852	19,618	19,652
Shop At Home	5,871	1,372
Licensing and other media	630	856	831
Corporate	2,266	1,334	949

Total depreciation	$63,544	$58,319	$55,658

Amortization of intangible assets:
Newspapers managed solely by us	$425	$410	$412
Newspapers operated pursuant to JOAs	267	267	267

Newspapers	692	677	679
Scripps Networks	2,226	3,135	4,063
Broadcast television	142	127	125
Shop At Home	1,483	510

Total	4,543	4,449	4,867
Amortization of goodwill and intangible assets with indefinite lives			38,128

Total amortization	$4,543	$4,449	$42,995

( in thousands )
	For the years ended December 31,
	2003	2002	2001

Additions to property, plant and equipment:
Newspapers managed solely by us	$37,550	$38,308	$33,697
Newspapers operated pursuant to JOAs	567	308	666

Total newspapers	38,117	38,616	34,363
Scripps Networks	9,364	14,545	14,114
Broadcast television	34,742	23,655	18,785
Shop At Home	3,249	576
Licensing and other media	511	373	338
Corporate	3,268	10,635	623

Total additions to property, plant and equipment	$89,251	$88,400	$68,223

Business acquisitions and other additions to long-lived assets:
Newspapers managed solely by us	$3,904	$330	$1,779
Newspapers operated pursuant to JOAs	160	204	61,420

Total newspapers	4,064	534	63,199
Scripps Networks	199,303	247,632	235,579
Broadcast television	918	20	27
Shop At Home		101,099
Investments	704	11,373	18,139

Total	$204,989	$360,658	$316,944

Assets:
Newspapers managed solely by us	$1,091,579	$1,070,889	$1,062,636
Newspapers operated pursuant to JOAs	201,892	213,426	212,058

Total newspapers	1,293,471	1,284,315	1,274,694
Scripps Networks	878,722	790,667	638,636
Broadcast television	498,695	505,402	496,911
Shop At Home	152,572	142,138
Licensing and other media	28,833	23,465	26,899
Investments	63,444	48,956	127,924
Corporate	93,665	75,394	76,547

Total assets	$3,009,402	$2,870,337	$2,641,611

No single customer provides more than 10% of our revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides approximately 50% of our international revenues, which are less than $60 million annually.

Other additions to long-lived assets include investments, capitalized intangible assets, and Scripps Networks capitalized programs and network launch incentives.

18.	COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2003, were: 2004, $19.5 million; 2005, $16.7 million; 2006, $13.4 million; 2007, $11.4 million; 2008, $10.4 million; and later years, $31.8 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $19.9 million in 2003, $19.0 million in 2002 and $16.8 million in 2001.

In the ordinary course of business we enter into long-term contracts to obtain satellite transmission rights, to obtain distribution of Shop At Home, or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2003, were: 2004, $168 million; 2005, $57.3 million; 2006, $37.6 million; 2007, $25.0 million; 2008, $14.8 million; and later years, $21.6 million. We expect these contracts will be replaced with similar contracts upon their expiration.

19.	CAPITAL STOCK AND INCENTIVE PLANS

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

Incentive Plans - Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of restricted and unrestricted Class A Common Shares, incentive and nonqualified stock options with 10-year terms, stock appreciation rights, and performance units to key employees and non-employee directors. The Plan expires in 2007, except for options then outstanding. The number of shares authorized for issuance under the plan at December 31, 2003, was 13.9 million, of which approximately 2.6 million had not been issued.

Restricted Stock - Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s continued employment throughout that period. During the vesting period, shares issued are nontransferable but the shares are entitled to all the rights of an outstanding share. Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Weighted-Avg Price at Grant Date	Range of Grant Date Prices

Unvested shares at December 31, 2000	393,931	$46.78	$26 - 60
Shares awarded in 2001	184,947	63.51	57 - 71
Shares vested in 2001	(153,497)	45.42	26 - 60
Shares forfeited in 2001	(2,500)	52.54	45 - 63

Unvested shares at December 31, 2001	422,881	54.55	42 - 71
Shares awarded in 2002	32,305	72.43	72 - 77
Shares vested in 2002	(125,010)	61.26	42 - 84
Shares forfeited in 2002	(1,800)	48.29	45 - 67

Unvested shares at December 31, 2002	328,376	55.77	43 - 77
Shares awarded in 2003	163,819	79.10	79 - 93
Shares vested in 2003	(185,627)	53.08	43 - 77
Shares forfeited in 2003	(3,600)	51.75	50 - 81

Unvested shares at December 31, 2003	302,968	$70.07	$45 - 93

Stock Options - Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual’s continued employment through that period.

The following table presents information about stock options:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2000	4,249,437	$36.98	$11 - 60
Granted in 2001	1,102,200	64.17	58 - 70
Exercised in 2001	(743,227)	27.38	11 - 56
Forfeited in 2001	(76,872)	49.75	20 - 64

Outstanding at December 31, 2001	4,531,538	44.95	15 - 70
Granted in 2002	1,116,800	75.31	73 - 78
Exercised in 2002	(808,304)	30.37	15 - 67

Outstanding at December 31, 2002	4,840,034	54.39	16 - 78
Granted in 2003	1,125,000	80.21	80 - 93
Exercised in 2003	(791,139)	41.49	16 - 78

Outstanding at December 31, 2003	5,173,895	$61.97	$18 - 93

Substantially all options granted prior to 2001 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price

1994 - expire in 2004	106,385	$18-21	$18.93	106,385	$18-21	$18.93
1995 - expire in 2005	9,800	20	20.01	9,800	20	20.01
1996 - expire in 2006	69,000	26-27	26.98	69,000	26-27	26.98
1997 - expire in 2007	272,500	34-42	34.88	272,500	34-42	34.88
1998 - expire in 2008	371,750	39-54	47.28	371,750	39-54	47.28
1999 - expire in 2009	461,763	42-50	47.12	461,763	42-50	47.12
2000 - expire in 2010	772,042	43-60	49.41	772,042	43-60	49.41
2001 - expire in 2011	919,508	58-70	64.23	792,032	58-70	64.24
2002 - expire in 2012	1,066,147	73-78	75.32	484,330	73-78	75.49
2003 - expire in 2013	1,125,000	80-93	80.21

Total options on number of shares	5,173,895		$61.97	3,339,602		$52.90

20.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data )
2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Operating revenues	$445,194	$474,846	$440,481	$514,324	$1,874,845
Costs and expenses	(352,366)	(357,507)	(349,068)	(380,634)	(1,439,575)
Depreciation and amortization of intangibles	(15,976)	(17,116)	(17,156)	(17,839)	(68,087)
Restructuring charges				(1,847)	(1,847)
Interest expense	(8,003)	(7,832)	(7,944)	(7,814)	(31,593)
Equity in earnings of JOAs and other joint ventures	17,553	22,511	20,830	27,060	87,954
Interest and dividend income	1,378	1,266	1,201	1,217	5,062
Other investment results, net of expenses		(3,200)			(3,200)
Miscellaneous, net	263	(222)	(340)	(198)	(497)
Provision for income taxes	(34,508)	(44,672)	(33,841)	(24,953)	(137,974)
Minority interests	(846)	(3,341)	(2,304)	(7,782)	(14,273)

Net income	$52,689	$64,733	$51,859	$101,534	$270,815

Net income per share of common stock:
Basic	$.66	$.81	$.65	$1.26	$3.37
Diluted	$.65	$.80	$.64	$1.24	$3.32

Basic weighted-average shares outstanding	79,897	80,156	80,399	80,612	80,266

Diluted weighted-average shares outstanding	80,997	81,333	81,605	81,940	81,469

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Operating revenues	$344,685	$380,435	$354,267	$456,277	$1,535,664
Costs and expenses	(264,142)	(275,573)	(264,045)	(330,528)	(1,134,288)
Depreciation and amortization of intangibles	(13,883)	(15,428)	(15,026)	(18,431)	(62,768)
Interest expense	(6,592)	(6,629)	(7,843)	(7,237)	(28,301)
Equity in earnings of JOAs and other joint ventures	15,756	20,503	19,223	27,763	83,245
Interest and dividend income	578	(3)	328	957	1,860
Other investment results, net of expenses	(8,388)	(65,551)	(10,052)	(1,676)	(85,667)
Miscellaneous, net	(432)	(761)	347	23	(823)
Provision for income taxes	(26,868)	(9,085)	(30,622)	(47,712)	(114,287)
Minority interests	(834)	(952)	(901)	(3,651)	(6,338)

Net income	$39,880	$26,956	$45,676	$75,785	$188,297

Net income per share of common stock:
Basic	$.50	$.34	$.57	$.95	$2.37
Diluted	$.50	$.33	$.57	$.94	$2.34

Basic weighted-average shares outstanding	79,017	79,546	79,661	79,715	79,485

Diluted weighted-average shares outstanding	80,263	80,729	80,668	80,815	80,619

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

THE E. W. SCRIPPS COMPANY

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S - 1

VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001	SCHEDULE II

( in thousands )
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

CLASSIFICATION	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
YEAR ENDED DECEMBER 31:
2003	$18,092	1,575	4,815		$14,852

2002	$13,964	9,368	5,240		$18,092

2001	$13,891	11,026	10,210	(743)	$13,964

RESERVE FOR MERCHANDISE RETURNS
YEAR ENDED DECEMBER 31:
2003	$5,824	70,296	68,372		$7,747

2002		$10,753	9,723	4,794	$5,824

ACCRUAL FOR SEVERANCE COSTS :
YEAR ENDED DECEMBER 31:
2003		$1,847			$1,847

2002

2001		$10,198	10,198

S - 2

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated
3.01	Articles of Incorporation	(5)	3.01
3.02	Code of Regulations	(5)	3.02
4.01	Class A Common Share Certificate	(2)	4
4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1
4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1
4.02D	Form of Indenture: 4.25% notes due in 2009	(10)	4.1
4.02E	Form of Indenture: 3.75% notes due in 2008	(10)	4.1
4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2
4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2
4.03D	Form of Debt Securities: 4.25% notes due in 2009	(10)	4.2
4.03E	Form of Debt Securities: 3.75% notes due in 2008	(10)	4.2
10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979, among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01
10.02	Amended and Restated Joint Operating Agreement, dated February 29, 1988, among Birmingham News Company and Birmingham Post Company	(1)	10.02
10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03
10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(9)	10.04
10.06	Building Lease, dated April 25, 1984, among Albuquerque Publishing Company, Number Seven and Jefferson Building Partnership	(1)	10.08A
10.06A	Ground Lease, dated April 25, 1984, among Albuquerque Publishing Company, New Mexico State Tribune Company, Number Seven and Jefferson Building Partnership	(1)	10.08B
10.07	Agreement, dated August 17, 1989, between United Feature Syndicate, Inc. and Charles M. Schulz and the Trustees of the Schulz Family Renewal Copyright Trust, as amended	(1)	10.11
10.20	Share Purchase Agreement Between Shop At Home, Inc. and Scripps Networks, Inc.	(10)	10.3
10.21	Merger Agreement Between Summit America Television, Inc. and The E. W. Scripps Company
10.40	5-Year Competitive Advance and Revolving Credit Agreement	(10)	10.1
10.41	364-Day Competitive Advance and Revolving Credit Agreement	(11)	10.2
10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45
10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

E - 1

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated
10.58	1997 Long-Term Incentive Plan	(6)	4B
10.59	Non-Employee Directors’ Stock Option Plan	(6)	4A
10.60	1997 Deferred Compensation and Phantom Stock Plan for Senior Officers and Selected Executives	(7)	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors	(8)	10.61
10.63	Employment Agreement between the Company and Kenneth W. Lowe
12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2003
21	Subsidiaries of the Company
23	Independent Auditors’ Consent
31(a)	Rule 13(a)-14(a)/15d-14(a) Certifications
31(b)	Rule 13(a)-14(a)/15d-14(a) Certifications
32(a)	Section 1350 Certifications
32(b)	Section 1350 Certifications

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).

(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).

(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.

(5)	Incorporated by reference to Scripps Howard, Inc. Registration Statement on Form 10 (File No. 1-11969).

(6)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(7)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27621).

(8)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E.W. Scripps Company.

(11)	Incorporated by reference to The E. W. Scripps Company Current Report on 8-K dated August 7, 2003.

E - 2