Form 10-K/A
period 2003-12-31
SCRIPPS E W CO /DE
filed 2004-04-20
CIK 832428

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

EXPLANTORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 11, 2004. This amendment corrects a typographical error relating to the Summary Compensation Table incorporated by reference from our 2004 Proxy Statement of certain information in Item 11 of Part III. The amount originally reported in the Summary Compensation Table for restricted share awards to Mr. Kenneth W. Lowe, the President and Chief Executive Officer of Scripps, represented the number of shares awarded rather than the fair value of the shares on the date of the award. This amendment does not change our previously reported financial statements and other financial disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation earned by, paid to or awarded to the Company’s chief executive officer, and each of the Company’s four other most highly compensated executive officers, during each of the Company’s last three fiscal years.

Long-Term Compensation Awards
		Annual Compensation		Restricted Stock	Securities Underlying	All Other Compen-
Name and Principal Position	Year	Salary	Bonus	Awards(s) (1)	Options/ SARs(#)	sation (2)
Kenneth W. Lowe President and Chief Executive Officer (3)	2003 2002 2001	$925,000 875,000 800,000	$804,232 951,000 0	$12,250,000 0 3,855,000	125,000 125,000 100,000	$30,145 30,418 28,002
Richard A. Boehne Executive Vice President	2003 2002 2001	$550,000 535,000 515,000	$358,644 436,000 0	$0 0 0	55,000 60,000 50,000	$17,397 16,925 16,288
Frank Gardner Senior Vice President and Chairman, Scripps Networks, Inc.	2003 2002 2001	$525,000 525,000 510,000	$351,120 383,565 0	$0 0 1,000,000	25,000 35,000 35,000	$3,762 9,262 7,475
Alan M. Horton Senior Vice President/ Newspapers	2003 2002 2001	$535,000 525,000 510,000	$243,051 318,045 0	$0 0 0	40,000 50,000 45,000	$24,565 20,910 20,305
Joseph G. NeCastro Senior Vice President and Chief Financial Officer	2003	$425,000	$230,945	$0	30,000	$9,602

(1)	The aggregate number and value of restricted share holdings for each named executive officer as of the end of 2003 were as follows: Mr. Lowe held 227,835 shares, with a value of $21,455,222; Mr. Gardner held 7,788 shares, with a value of $733,395. Dividends were paid during 2003 on shares of restricted stock held by each named executive officer at a rate of fifteen cents per share for each quarter. Messrs. Boehne, Horton and NeCastro did not hold any restricted shares at December 31, 2003. The value of the restricted shares is based on the average of the high and low closing sale prices of the Company’s shares on December 31, 2003, which was $94.17.
(2)	Represents compensation contributed pursuant to the Scripps Retirement and Investment Plan and the Scripps Executive Savings Restoration Plan, and imputed income as a result of insurance coverage exceeding $50,000 annually.
(3)	Mr. Lowe entered into an employment agreement with the Company as of June 16, 2003. The terms of this agreement are disclosed under “Other Transactions.”

Option/SAR Grants in 2003

The following table sets forth certain information regarding options for Class A Common Shares granted in 2003 under the Company’s Long-Term Incentive Plan to named executives who participate therein.

	Individual Grants				Potential Realizable Value at
	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in 2003	Exercise Or Base Price ($/Sh)	Expiration Date	Assumed Annual Rates of Share Price Appreciation for
					Option Term
Name					5%($)	10%($)
Kenneth W. Lowe	125,000	11.1%	$79.97	2013	$6,286,588	$15,931,448
Richard A. Boehne	55,000	4.9%	$79.97	2013	$2,766,099	$7,009,837
Frank Gardner	25,000	2.2%	$79.97	2013	$1,257,318	$3,186,290
Alan M. Horton	40,000	3.6%	$79.97	2013	$2,011,708	$5,098,063
Joseph G. NeCastro	30,000	2.7%	$79.97	2013	$1,508,781	$3,823,548
Total awards to all employees	1,125,500	100.0%

Aggregated Option/SAR Exercises in 2003 and Option/SAR values on December 31, 2003

The following table sets forth certain information regarding the number and value of options for Class A Common Shares held by the named executives at December 31, 2003. Three executives exercised options during 2003.

Name	Shares Acquired on Exercise(#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at 12/31/03(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at 12/31/03($) Exercisable/ Unexercisable
Kenneth W. Lowe	16,200	$1,210,959	322,334/241,666	$13,846,699/4,360,650
Richard A. Boehne	8,100	$586,930	158,233/111,667	$6,576,016/1,261,076
Frank Gardner	—	—	160,000/60,000	$7,041,796/793,803
Alan M. Horton	32,400	$2,294,692	171,667/88,333	$7,336,573/1,084,126
Joseph G. NeCastro	—	—	1,667/33,333	$29,905/485,794

Equity Compensation Plan Information for 2003

The following table sets forth certain information as of December 31, 2003 for each category of equity compensation plan under which equity securities are authorized for issuance to employees and directors in exchange for consideration in the form of services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,175,395	$61.97	2,733,348
Equity compensation plans not approved by security holders (1)	76,831	—	19,207

(1)	Represents 96,038 deferred stock units granted to Mr. Lowe. See “Other Transactions” for additional information.

REPORT ON THE COMPANY’S PENSION PLAN

The Company’s executive officers and substantially all other non-union employees of the Company are participants in a non-contributory defined benefit pension plan maintained by the Company (the “Pension Plan”). Contributions to the Pension Plan are based on separate actuarial computations for each business unit and are made by the business unit compensating the particular individual.

	Years of Services
Remuneration	15 Years	20 Years	25 Years	30 Years	35 Years
300,000	$55,000	$73,000	$91,000	$110,000	$128,000
400,000	74,000	98,000	123,000	147,000	172,000
500,000	92,000	123,000	154,000	185,000	215,000
600,000	111,000	148,000	185,000	222,000	259,000
700,000	130,000	173,000	216,000	260,000	303,000
800,000	149,000	198,000	248,000	297,000	347,000
900,000	167,000	223,000	279,000	335,000	390,000
1,000,000	186,000	248,000	310,000	372,000	434,000
1,500,000	280,000	373,000	466,000	560,000	653,000
1,750,000	327,000	436,000	544,000	653,000	762,000
2,500,000	467,000	623,000	779,000	935,000	1,090,000

The above table shows the annual normal retirement benefits which, absent the maximum benefit limitations (the “Benefit Limitations”) imposed by Section 415(b) of the Internal Revenue Code of 1986, as amended (the “Code”), would be payable pursuant to the Pension Plan upon retirement at age 65 (based upon the 2003 social security integration level under the Pension Plan), pursuant to a straight life annuity option, for employees in the compensation ranges specified and under various assumptions with respect to average final annual compensation and years of credited services.

In general, the Benefit Limitations limit the annual retirement benefits that may be paid pursuant to the Pension Plan to $160,000 (subject to further cost-of-living increases promulgated by the United States Secretary of the Treasury). The Company supplements payments under the Pension Plan with direct pension payments equal to the amount, if any, by which the benefits that otherwise would be payable under the Pension Plan exceed the benefits that are permitted to be paid under the Benefit Limitations. Annual normal retirement benefits are computed at the rate of 1% of average final annual compensation up to the applicable social security integration level plus 1.25% of average final annual compensation in excess of the social security integration level, multiplied by the employee’s years of credited service. An employee’s benefits are actuarially adjusted if paid in a form other than a life annuity.

An employee’s average final compensation is the average annual amount of his pensionable compensation (generally salary and bonus, excluding the Scripps Retirement & Investment Plan and any other annual or long-term compensation reflected in the Summary Compensation Table) for service during the five consecutive years within the last ten years of his employment for which his total compensation was greatest. The employee’s years of credited service equal the number of years of his employment with the Company (subject to certain limitations). As of December 31, 2003, the years of credited service of the individuals named in the cash compensation table were as follows: Mr. Lowe — 24; Mr. Gardner — 19; Mr. Horton — 33; Mr. Boehne — 18; Mr. NeCastro — 2.

In May 1996, the board of directors of the Company adopted a Selected Officer Retirement Program, the purpose of which is to provide supplemental retirement benefits to certain key employees of the Company who meet the eligibility requirements. Participants in the program must be specifically designated as participants by the compensation committee. As of December 31, 2003, the Program has three retired employee participants. No active employee has been designated for participation in such plan. A participant begins to receive benefits under the plan upon retirement. The amount of the benefit is a percentage of the participant’s highest three-year average earnings subject to certain offsets and maximums.

In December 1998, the compensation committee of the board of directors of the Company authorized adoption of an executive savings restoration plan designed to enable executives of the Company to restore savings benefits that may be lost due to tax law limitations. This plan is designed to complement the Company’s 401(k) savings and retirement plan by enabling participants to enhance savings for retirement on a pre-tax basis.

REPORT ON THE COMPENSATION OF DIRECTORS

Directors who are not employees of the Company received an annual fee of $35,000 and an additional $2,000 for each meeting they attended of the board of directors or a committee thereof on which they served. Additionally, each director who was a committee chairman in 2003 received an annual fee of $3,000. In 2004, the annual fee for the chairman of the audit committee and the chairman of the compensation committee was increased to $9,000 and $6,000, respectively. Directors who are employees of the Company do not receive any compensation for services as directors or committee members. In his capacity as chairman of the board of directors, Mr. Burleigh receives an annual fee in the amount of $100,000.

Upon his election as a director of the Company on August 29, 2003, Mr. Sagansky received under the Company’s Long-Term Incentive Plan a nonqualified stock option to purchase 2,500 of the Company’s Class A Common Shares. The award will be exercisable on August 29, 2004 and will remain exercisable until 2013. The exercise price is $86.12.

Consistent with past practice, in April 2004 the non-employee directors each will receive a nonqualified stock option to purchase 5,000 of the Company’s Class A Common Shares. The option will be exercisable beginning on the first anniversary of the grant date and will remain exercisable until 2014. The exercise price will be the Fair Market Value of a Class A Common Share, as defined in the Plan, on April 15, 2004, the effective date of the award.

REPORT ON CERTAIN TRANSACTIONS

Other Transactions

For information concerning certain transactions which involve Mr. Edward W. Scripps, see “Compensation Committee Interlocks and Insider Participation.”

Mr. John H. Burlingame is a retired partner of Baker & Hostetler LLP which provided legal services to the Company and to The Edward W. Scripps Trust (the “Trust”) in 2003 and is expected to perform such services in 2004.

Mr. Nicholas B. Paumgarten is a managing director of J.P. Morgan Chase & Co. (“J.P. Morgan”). JPMorgan Chase Bank (an affiliate of J. P. Morgan) is a lender to the Company under its Competitive Advance/Revolving Credit Agreement. J.P. Morgan has performed investment banking services for the Company in the past and may again perform investment banking services for the Company.

Mr. Edward W. Scripps holds a 5% general partner interest in the Jefferson Partnership and Ms. Nackey Scagliotti holds a 15% interest (7.5% general partner interest and 7.5% limited partner interest) in such partnership. For additional information on the partnership, please refer to the “Report on Compensation Committee Interlocks and Insider Participation.”

During 2003, the Company executive named in the following table had an outstanding loan, in excess of $60,000, made to him by the Company pursuant to the Employee Stock Purchase Loan Program. This program was designed to assist key employees in exercising stock options and was discontinued in 2002. In accordance with the then terms of the loan program, executives agreed to repay their loans within ten years of the effective date of their agreement. The interest rate for each loan was the Federal rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as of the day on which the loan was made, compounded monthly.

Name	Largest aggregate amount of indebtedness in 2003	Loan amount outstanding at December 31, 2003	Interest Rate
Alan M. Horton	$274,461	—0—	5.12%

Mr. Kenneth W. Lowe entered into an employment agreement with the Company on June 16, 2003, pursuant to which he serves as President and Chief Executive Officer and as a member of the board of directors. The agreement continues through December 31, 2006, and thereafter renews for successive one-year terms unless terminated. During the term, Mr. Lowe is entitled to an annual salary, to be set by the Compensation Committee of the Company, that is not less than that paid to him for the immediately preceding year. Under the agreement, Mr. Lowe participates in the Company’s annual bonus plan for senior executives with an annual target bonus opportunity equal to no less than 80% of his salary. A description of Mr. Lowe’s compensation for 2003, including awards granted pursuant to his employment agreement, is included in the Compensation Committee’s report under “Compensation of the Chief Executive Officer.”

Deferred Stock Units. In recognition of the value Mr. Lowe created in the Company’s national television networks and to provide him with an incentive to enhance the profitability of the Company in the future, Mr. Lowe received a grant of 96,038 deferred stock units in 1999 under his previous employment agreement. As of the date of the new employment agreement, 80% of these deferred stock units had matured and 76,831 Class A Common Shares of the Company had been issued in exchange for such units. On January 15, 2004, under the new employment agreement, the remaining deferred stock units matured and were exchanged for 19,207 Class A Common Shares, and Mr. Lowe received $50,706, which equals the amount of the cash dividends that would have been paid on such shares had they been outstanding between July 20, 1999 and January 15, 2004.

Restricted Stock. In connection with the new employment agreement, the Company granted Mr. Lowe 155,319 restricted Class A Common Shares under the Company’s Incentive Plan, vesting in equal annual installments from 2004 through 2007. As of the date of this proxy statement, 38,830 such shares have vested. Furthermore, under the new agreement, 100,873 restricted Class A Common Shares granted in connection with the previous employment agreement will continue to vest in accordance with their original vesting schedules. As of the date of this proxy statement, 28,357 of such shares have vested. All restricted shares that have not vested shall be forfeited if Mr. Lowe elects Early Retirement (as defined in the Agreement) before January 1, 2007, or if the Company terminates his employment as a result of criminal conviction. If Mr. Lowe’s employment is terminated for any other reason (including a Change in Control), all restricted shares shall vest immediately.

Termination. If the Company terminates the employment agreement for Cause (as defined in the agreement) or if Mr. Lowe terminates the agreement for any reason other than Good Reason (as defined in the agreement), or if Mr. Lowe dies, elects Normal Retirement (as defined in the agreement) or Early Retirement, or suffers Permanent Disability (as defined in the agreement), Mr. Lowe will not be entitled to any further compensation or other benefits and, except in certain circumstances, will forfeit all outstanding equity awards. If Mr. Lowe dies or suffers Permanent Disability, the Company must continue to pay Mr. Lowe (or his estate) his salary and provide him (and his family) with medical benefits for two years. If the Company terminates the agreement without Cause (as defined in the agreement) or Mr. Lowe terminates it for Good Reason (other than within two years following a Change in Control), the Company must continue to pay Mr. Lowe his salary for the greater of three years or the balance of the term remaining at the time of such termination. Also, in such event, Mr. Lowe will be entitled to receive an amount equal to the target bonus then in effect times the greater of two or the number of years remaining under the term of the agreement, and he will be entitled to all benefits for the greater of two years or the balance of the term of the agreement, subject to certain offsets.

Change in Control. If the Company terminates the employment agreement without Cause within two years after a Change in Control or Mr. Lowe terminates it for Good Reason within such two-year period, the Company must pay him an amount equal to three times the greater of his then current salary or his salary at the highest annualized rate paid in the three calendar years prior to the date of termination and in addition an amount equal to three times the greater of 100% of his target bonus for the year of such termination or the highest annual bonus he received for the three calendar years prior to termination. Until the earliest of the third anniversary of the Change in Control termination or Mr. Lowe’s death or his securing of full-time employment which provides substantially equivalent benefits, the Company will provide Mr. Lowe and his eligible dependents with benefits substantially equivalent to those which were received immediately prior to the date of termination or a Change in Control. The Company shall also provide Mr. Lowe with reasonable outplacement services for a period of eighteen months and will reimburse him for his reasonable legal expenses in an amount not to exceed $75,000 should he have to institute legal proceedings to enforce the Change in Control provisions of the agreement. All outstanding equity awards will vest upon a Change in Control.

Indemnification. Under the agreement, the Company is required to indemnify Mr. Lowe to the full extent permitted under Ohio law and must maintain directors and officers liability insurance covering him at a level and on terms and conditions no less favorable than the coverage the Company currently provides its directors and senior level officers.

Legal Fees. The Company reimbursed Mr. Lowe $100,000 of the legal fees he incurred in the negotiation of the employment agreement.

The Company employed Mr. B. Jeff Craig as its vice president and chief technology officer effective February 19, 2001. Under the terms of his employment agreement, which expired in 2003, the Company loaned Mr. Craig $300,000, to be repaid, with interest at 6% per year, by January 2004. Mr. Craig paid the first installment of his loan obligation, $134,905, in January 2003 and paid the balance of such loan in January 2004.

The Company employed Mr. Joseph G. NeCastro as its senior vice president and chief financial officer effective May 3, 2002. To assist Mr. NeCastro in satisfying an obligation with his previous employer, the Company paid him a $661,626 signing bonus (including the gross-up for withholding taxes) and loaned him $356,905. If Mr. NeCastro voluntarily resigns within three years of his date of hire, he will be required to pay the Company $350,000 of the signing bonus. If he voluntarily resigns between three and five years of his date of hire, he will be required to pay the Company $175,000 of the signing bonus. Mr. NeCastro must repay the loan, with interest at 4.75% per year, by July 26, 2007. A portion of Mr. NeCastro’s annual performance bonus, if any, will be used to repay interest and principal on the loan. Simultaneously with such payment, the Company has agreed to pay Mr. NeCastro an additional bonus, the net amount of which will equal withholding taxes applicable to the portion of the bonus used for the loan payment. In March 2003, Mr. NeCastro repaid $80,000 of his loan balance. If his employment with the Company is terminated for any reason, all outstanding principal and accrued interest must be paid within thirty (30) days of the date of such termination. The Company has agreed to pay Mr. NeCastro two times his base salary if he is terminated before May 3, 2005 without cause or involuntarily within one year after a change in control.

REPORT ON COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. John H. Burlingame, David A. Galloway, Jarl Mohn, Edward W. Scripps and Ronald W. Tysoe are the members of the Company’s compensation committee.

Mr. Edward W. Scripps is a general partner, holding a 5% interest, and Ms. Nackey Scagliotti holds a 7.5% general partner interest and 7.5% limited partner interest in the Jefferson Building Partnership, (the “Jefferson Partnership”) which was formed in 1984. The Albuquerque Publishing Company, which is the Company’s 50% owned partnership that operates The Albuquerque Tribune under a joint operating agreement, leases the facilities for The Albuquerque Tribune from a partnership controlled in part by the Jefferson Partnership. This lease terminates in 2004. Total rent under the lease for 2003 was approximately $1,942,894. The Albuquerque Publishing Company has an option to purchase the property that is exercisable until 2034. The purchase price will be equal to 7.7 times the basis rent for the lease year in which the property is purchased. The parties to the Albuquerque joint operating agreement lease the land on which the Albuquerque facilities are situated to the Jefferson Partnership under a lease terminating in 2034 and providing for rent of $150,000 per year, subject to certain adjustments for inflation. The Jefferson Partnership has subleased the land to the Albuquerque Publishing Company as part of the facilities lease arrangement described above.

Mr. Edward W. Scripps is a member of the board of Trustees of the Scripps Howard Foundation and is a member of its executive and compensation committees.

Mr. John H. Burlingame is a member of the executive committee of the Company’s board of directors. Mr. Burlingame is also a trustee of The Edward W. Scripps Trust and for 2004 is expected to continue to serve as a trustee. The trustees have the power to vote and dispose of the 22,096,111 Class A Common Shares and 16,040,000 Common Voting Shares of the Company held by the Trust. Mr. Burlingame disclaims any beneficial interest in the shares held by the Trust. See “Security Ownership of Certain Beneficial Owners.”

Mr. John H. Burlingame is a retired partner of Baker & Hostetler LLP. Baker & Hostetler served as legal counsel to the Company and to The Edward W. Scripps Trust in 2003 and is expected to provide legal services to the Company and to the Trust in 2004.

REPORT OF THE COMPENSATION COMMITTEE

OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Committee

The compensation committee of the board of directors is comprised of non-management directors. The committee establishes and oversees the Company’s executive compensation program. The members are Messrs. David A. Galloway, (chairman), John H. Burlingame, Ronald W. Tysoe, Jarl Mohn and Edward W. Scripps.

The incentive plan committee, a subcommittee of the compensation committee, approves awards under the Company’s Long-Term Incentive Plan. Messrs. Tysoe, Galloway and Mohn are the members of the incentive plan committee. (The compensation committee and the incentive plan committee hereinafter are jointly referred to as the “Committee.”)

Overview of the Company’s Compensation Philosophy

The Company’s compensation program is designed to reflect a pay-for-performance philosophy and competitive market practices within and outside the media industry. All of the elements of this program have been developed with the objective of enhancing the Company’s performance and maximizing value to shareholders. The specific short- and long-term compensation elements used by the Company have the goal of attracting, retaining and motivating a highly-qualified management team.

Components of the Compensation Program

The compensation program is reviewed annually to ensure consistency with competitive practices and alignment with Company objectives. It is comprised of cash compensation, including salary and annual bonus, and grants of nonqualified stock options and restricted stock under the Company’s 1997 Long-Term Incentive Plan.

The Company participates in various compensation surveys including the Towers Perrin Media Industry Compensation Survey, which is a well-recognized resource within the media industry. These surveys provide competitive compensation information that is the foundation for determining appropriate compensation levels.

Base Salary

Salary levels for executive officers of the Company are targeted to be at the median of the market in comparison to their respective industry and professional peers. Salary adjustments are a function of multiple factors including: competitive market levels for comparable positions; an executive’s position responsibilities; an executive’s job performance and contributions; and the Company’s performance. The performance factors are not assigned specific weights. Rather, the Committee applies its own judgment in evaluating the aggregate impact of these factors and in making base salary determinations.

In considering salary increases for persons other than the chief executive officer, the Committee also takes into consideration recommendations made by the chief executive officer. Actual base salaries and corresponding adjustments for the named executives during calendar year 2003 were consistent with the previously referenced philosophy. Of the named executives, only Mr. Lowe, the chief executive officer, has an employment contract with the Company.

Annual Bonus

The purpose of the annual bonus program is to support the Company’s objective of enhancing shareholder value by directly linking incentive pay to selected financial goals. The annual bonus opportunity reflects competitive market practices and, combined with base salary, represents the total cash element of the Company’s compensation program. Two key financial performance measures — operating cash flow and earnings per share — were used in 2003. These measures represented 60% and 40%, respectively, of each named executive’s bonus opportunity. The operating cash flow targets for Messrs. Horton and Gardner were based on the performance of their respective divisions. The cash flow target for Messrs. Lowe, Boehne, and NeCastro was based on consolidated performance.

The Company’s 2003 bonus plans for Messrs. Gardner, NeCastro and Horton provided for a target bonus opportunity of 50% of base salary. The target bonus opportunity for Mr. Boehne was 60% of base salary. It was possible for an actual bonus award to exceed or be less than the assigned target opportunity, but in no case could an executive earn greater than 150% of his target bonus amount. The operating cash flow for the Company as a whole exceeded 2003 targets. The Company also exceeded its 2003 earnings per share target.

The bonus award typically is payable in the first quarter of the calendar year following the actual plan year, although executives may elect to defer payment of the bonus until retirement or another predetermined date.

Long-Term Incentive

The Committee continues to endorse the position that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning the collective interests of management and shareholders. In 1987, the Company adopted its first Long-Term Incentive Plan. Upon expiration of that Plan in 1997, the Company adopted the 1997 Long-Term Incentive Plan.

Eligible participants in the Plan include executive officers, senior corporate and operating managers, and other key corporate and operating employees. The Plan allows for several different types of stock-based awards, but only two types of awards have been granted to date — nonqualified stock options and restricted stock awards. Stock options represent a right to purchase the Company’s Class A Common Shares at the fair market value per share as of the date the option is granted. Restricted stock awards represent Class A Common Shares of the Company which are subject to forfeiture under certain circumstances. The recipient cannot sell or otherwise dispose of such shares until the applicable restriction period lapses.

Stock Options. Annually, the Company considers whether or not to make stock option awards. Individual award amounts are predicated on an executive’s past personal achievements, his or her contributions to the business, market competitiveness associated with respective job responsibilities and his or her potential to materially build future shareholder value.

Stock options are granted at not less than fair market value of the Company’s Class A Common Shares on the date of the grant. Stock options have value only if the share price appreciates following the date of the grant, thereby providing the incentive for participating executives to focus on the long-term financial performance of the Company.

Each of the named executives received a nonqualified stock option award in 2003. These awards are exercisable in three equal annual installments beginning in 2004.

Restricted Stock. Executives may be granted restricted stock awards in conjunction with, among other things, promotions or the assignment of additional responsibilities. Mr. Lowe is the only named executive to have received a restricted stock award in 2003.

Compensation of the Chief Executive Officer

The chief executive officer’s 2003 compensation package consisted of a base salary of $925,000 and a target cash bonus opportunity of 80% of such salary ($740,000). Mr. Lowe’s bonus plan for 2003 was based on the criteria outlined above under “Annual Bonus.”

The Company entered into a new employment contract with Mr. Lowe on June 16, 2003, for his services as President and Chief Executive Officer. This contract superceded the prior contract entered into in July of 1999. Details pertaining to Mr. Lowe’s new contract are included under “Other Transactions.”

Mr. Lowe was awarded an option on February 26, 2003 to purchase 125,000 of the Company’s Class A Common shares in recognition of his performance in the previous calendar year.

Pursuant to his new employment contract Mr. Lowe was issued 155,319 shares of restricted stock that vest in four (4) equal installments beginning on January 2, 2004. This award of restricted stock was granted in lieu of restricted shares that Mr. Lowe had not yet earned, but was eligible to earn under his previous employment contract.

Response to Omnibus Budget Reconciliation Act of 1993

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation of more than $1 million paid in any one year to a company’s chief executive officer and each of its four other most highly compensated executives. Performance-based compensation, if approved by shareholders, is exempt from Section 162(m). The Company’s executive compensation plans adhere to the exemption provisions set forth by Section 162(m).

The compensation tables that follow are intended to better enable our shareholders to understand the compensation practices of the Company. Shareholder comments may be sent to the attention of the Company’s secretary.

The Compensation Committee

David A. Galloway, Chairman

John H. Burlingame

Jarl Mohn

Edward W. Scripps

Ronald W. Tysoe

REPORT ON STOCKHOLDER RETURN — PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return on the Company’s Class A Common Shares, assuming an initial investment of $100 as of December 31, 1998, and based on the market prices at the end of each year and assuming reinvestment of dividends, with the cumulative total return of the Standard & Poor’s Composite-500 Stock Index and an index based on a peer group of media companies.

	1998	1999	2000	2001	2002	2003
S&P 500	$100	$120	$107	$93	$72	$90

Scripps	$100	$95	$134	$142	$167	$206

Media Index	$100	$139	$117	$121	$137	$162

The companies in the peer group index are Belo Corporation, Gannett Co. Inc., Knight Ridder, Inc., Lee Enterprises, Inc., The New York Times Company, Tribune Company, and the Washington Post Company. The index is weighted based on market capitalization. The companies included in the peer group were approved by the compensation committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated:	April 20, 2004	By:	/s/ Joseph G. NeCastro

Joseph G. NeCastro Senior Vice President and Chief Financial Officer