Form 10-Q
period 2004-03-31
SCRIPPS E W CO /DE
filed 2004-05-05
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2004 there were 63,006,684 of the Registrant’s Class A Common Shares outstanding and 18,369,113 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

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

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended March 31, 2004, was filed on April 14, 2004.

A Current Report on Form 8-K reporting that we completed our acquisition of Summit America Television was filed on April 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated:	May 5, 2004	BY:	/s/ Joseph G. NeCastro

Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

4

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )	March 31, 2004	As of December 31, 2003	March 31, 2003
	( Unaudited )		( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$21,389	$18,227	$22,457
Short-term investments	51,500
Accounts and notes receivable (less allowances - $16,353, $14,852, $17,963)	328,096	336,681	282,201
Programs and program licenses	133,133	120,721	112,324
Inventories	30,308	29,946	24,757
Deferred income taxes	22,023	25,264	30,749
Miscellaneous	26,723	31,598	25,309

Total current assets	613,172	562,437	497,797

Investments	239,636	261,655	248,040

Property, plant and equipment	483,386	478,462	464,664

Goodwill	1,174,431	1,174,431	1,173,994

Other assets:
Programs and program licenses (less current portion)	161,066	166,673	170,777
Unamortized network distribution incentives	216,095	221,622	198,407
Intangible assets	62,694	63,289	66,650
Note receivable from Summit America	45,125	44,750	43,625
Miscellaneous	36,031	34,483	17,601

Total other assets	521,011	530,817	497,060

TOTAL ASSETS	$3,031,636	$3,007,802	$2,881,555

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	March 31, 2004	As of December 31, 2003	March 31, 2003
	( Unaudited )		( Unaudited )
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt			$48,272
Accounts payable	$110,198	$98,639	115,035
Customer deposits and unearned revenue	52,510	53,596	39,182
Accrued liabilities:
Employee compensation and benefits	49,979	62,674	66,488
Network distribution incentives	53,212	53,275	51,375
Miscellaneous	89,398	63,975	71,264

Total current liabilities	355,297	332,159	391,616

Deferred income taxes	187,256	192,418	153,486

Long-term debt (less current portion)	458,099	509,117	650,495

Other liabilities and minority interests (less current portion)	146,547	151,577	124,721

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 62,860,992, 62,598,947; and 61,794,524 shares	629	626	618
Voting - authorized: 30,000,000 shares; issued and outstanding: 18,369,113 shares	184	184	184

Total	813	810	802
Additional paid-in capital	298,559	278,378	225,645
Retained earnings	1,602,841	1,546,522	1,364,696
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	5,405	15,439	(3,705)
Pension liability adjustments	(14,713)	(14,713)	(22,650)
Foreign currency translation adjustment	968	989	305
Unvested restricted stock awards	(9,436)	(4,894)	(3,856)

Total shareholders’ equity	1,884,437	1,822,531	1,561,237

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,031,636	$3,007,802	$2,881,555

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

	Three months ended March 31,
( in thousands, except per share data )	2004	2003
Operating Revenues:
Advertising	$335,331	$295,720
Merchandise	70,735	55,565
Circulation	35,226	35,562
Network affiliate fees, net	33,877	22,221
Licensing	21,511	21,733
Other	16,976	14,393

Total operating revenues	513,656	445,194

Operating Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	137,944	127,375
Programs and program licenses	49,863	40,226
Costs of merchandise sold	48,294	39,026
Newsprint and ink	20,082	18,014
JOA editorial costs and expenses	9,651	9,085
Other costs and expenses	133,826	118,640

Total costs and expenses	399,660	352,366
Depreciation	15,074	14,819
Amortization of intangible assets	663	1,157

Total operating expenses	415,397	368,342

Operating income	98,259	76,852
Interest expense	(7,395)	(8,003)
Equity in earnings of JOAs and other joint ventures	16,663	17,553
Interest and dividend income	1,227	1,378
Other investment results, net of expenses	14,674
Miscellaneous, net	203	263

Income before income taxes and minority interests	123,631	88,043
Provision for income taxes	44,870	34,508

Income before minority interests	78,761	53,535
Minority interests	8,242	846

Net income	$70,519	$52,689

Net income per share of common stock:
Basic	$.87	$.66
Diluted	.86	.65

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Three months ended March 31,
( in thousands )	2004	2003
Cash Flows from Operating Activities:
Net income	$70,519	$52,689
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,737	15,976
Investment gains, net of deferred income tax	(9,521)
Other effects of deferred income taxes	(1,665)	11,959
Tax benefits of stock compensation plans	3,229	2,650
Dividends received greater than equity in earnings of JOAs and other joint ventures	7,296	2,973
Stock and deferred compensation plans	3,414	3,027
Minority interests in income of subsidiary companies	8,242	846
Affiliate fees billed greater than amounts recognized as revenue	5,435	2,834
Network launch incentive payments	(5,672)	(15,735)
Payments for programming less (greater) than program cost amortization	(7,290)	(9,563)
Other changes in certain working capital accounts, net	26,827	(1,227)
Miscellaneous, net	(202)	1,054

Net operating activities	116,349	67,483

Cash Flows from Investing Activities:
Purchase of short-term investments	(51,500)
Additions to property, plant and equipment	(19,776)	(21,675)
Purchase of subsidiary companies and long-term investments		(4,055)
Sale of long-term investments	13,886
Miscellaneous, net	(133)	543

Net investing activities	(57,523)	(25,187)

Cash Flows from Financing Activities:
Increase in long-term debt		50,197
Payments on long-term debt	(51,844)	(77,119)
Dividends paid	(14,200)	(12,020)
Dividends paid to minority interests	(363)	(361)
Miscellaneous, net (primarily employee stock options)	10,743	3,956

Net financing activities	(55,664)	(35,347)

Increase in cash and cash equivalents	3,162	6,949
Cash and cash equivalents:
Beginning of year	18,227	15,508

End of period	$21,389	$22,457

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$7,275	$8,568
Income taxes paid	14,418	6,713

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity
As of December 31, 2002	$801	$218,623	$1,324,027	$(23,396)	$(4,590)	$1,515,465
Comprehensive income:
Net income			52,689			52,689

Unrealized gains (losses), net of tax of $1,456				(2,705)		(2,705)
Adjustment for losses (gains) in income, net of tax of $30				(55)		(55)

Change in unrealized gains (losses)				(2,760)		(2,760)
Currency translation, net of tax of ($104)				106		106

Total			52,689	(2,654)		50,035
Dividends: declared and paid - $.15 per share			(12,020)			(12,020)
Compensation plans, net: 156,975 shares issued; 30,672 shares repurchased	1	4,372			734	5,107
Tax benefits of compensation plans		2,650				2,650

As of March 31, 2003	$802	$225,645	$1,364,696	$(26,050)	$(3,856)	$1,561,237

As of December 31, 2003	$810	$278,378	$1,546,522	$1,715	$(4,894)	$1,822,531
Comprehensive income:
Net income			70,519			70,519

Unrealized gains (losses), net of tax of $870				(1,616)		(1,616)
Adjustment for losses (gains) in income, net of tax of $4,533				(8,418)		(8,418)

Change in unrealized gains (losses)				(10,034)		(10,034)
Currency translation, net of tax of $39				(21)		(21)

Total			70,519	(10,055)		60,464
Dividends: declared and paid - $.175 per share			(14,200)			(14,200)
Compensation plans, net: 284,138 shares issued; 22,093 shares repurchased	3	16,952			(4,542)	12,413
Tax benefits of compensation plans		3,229				3,229

As of March 31, 2004	$813	$298,559	$1,602,841	$(8,340)	$(9,436)	$1,884,437

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, has not changed materially. Financial information as of December 31, 2003, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Nature of Operations - We are a diverse media concern with interests in newspapers, national television networks (“Scripps Networks”), broadcast television stations and television-retailing (“Shop At Home”). Under the trade name United Media, we distribute news columns, comics and other features to newspapers and license copyrights and trademarks for use on numerous products.

We operate 21 daily newspapers in the U.S. Newspapers derive revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. See Note 5. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Our 10 broadcast television stations are located in nine of the 60 largest television markets in the U.S. Nine of our television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates. Broadcast television derives revenue primarily from the sale of advertising time to local and national advertisers.

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

The eight largest cable and satellite television systems provide service to more than 90% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we been successful in renewing distribution agreements for HGTV and Food Network.

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

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2003. Stock options are awarded to purchase Class A Common shares at not less than 100% of the fair market value on the date of the award. Awards of Class A Common shares generally require no payment by the employee. Stock options and awards of Class A Common shares generally vest over a one to three-year incentive period conditioned upon the individual’s continued employment through that period.

We measure compensation expense using the intrinsic-value based method of Accounting Principles Board Opinion 25–Accounting for Stock Issued to Employees, and its related interpretations (collectively “APB 25”).

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

The fair value of options granted, using the Black-Scholes model and the following assumptions, were as follows:

	Three months ended March 31,
	2004	2003
Weighted-average fair value of options granted	$23.49	$21.95
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%
Expected volatility	19.6%	22.0%
Risk-free rate of return	3.5%	3.8%
Expected life of options	6.5 years	7 years

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standard No. (“FAS”) 123 - Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, to all stock-based employee compensation for the periods covered in this report:

	Three months ended March 31,
( in thousands, except per share data )	2004	2003
Net income as reported	$70,519	$52,689
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted share awards	697	477
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted share awards	(697)	(477)
Stock options	(3,609)	(3,443)

Pro forma net income	$66,910	$49,246

Net income per share of common stock
Basic earnings per share:
As reported	$0.87	$0.66
Additional stock option compensation, net of income tax effects	(0.04)	(0.04)

Pro forma basic earnings per share	$0.83	$0.62

Diluted earnings per share:
As reported	$0.86	$0.65
Additional stock option compensation, net of income tax effects	(0.04)	(0.04)

Pro forma diluted earnings per share	$0.81	$0.61

Net income per share amounts may not foot since each is calculated independently.

On April 14, 2004, shareholders approved amendments to the 1997 Long-Term Incentive Plan (the “Plan”) that, among other things: (a) extended the term of the Plan to June 1, 2014 and (b) modified provisions with respect to vesting and the term of outstanding options when employment is terminated due to death, disability or “change in control.” Under the prior Plan provisions, options held by an employee whose employment was terminated due to death or disability were immediately vested with the exception of options granted less than one year prior to the termination of employment. The employee forfeited any options granted less than one year prior to termination of employment due to death or disability. Vested options granted prior to 1999 were exercisable for the lesser of one year or the remaining terms of the options, while vested options granted after 1998 were exercisable for the remaining terms of the options. The amended and restated Plan provides that all options held by an employee will immediately vest upon termination of employment due to death or disability and those options will remain exercisable for the remaining terms of the options.

The terms of approximately 1.7 million options, representing substantially all outstanding options granted after 1994 but before 1999, and from April 15, 2003, through April 14, 2004, were modified by the Plan amendments with respect to termination of employment due to death or disability. Because we are unable to estimate which employees, if any, will benefit from these modifications, the intrinsic-value based method of APB 25 requires us to record compensation expense for any such options that are held by an employee if their employment is terminated due to death or disability. Such compensation expense would be included in our financial statements upon such termination of employment and would be measured by the difference between the market price of our Class A Common Shares on the date of the modification and the exercise prices of the modified options held by the employee. No compensation expense would be recognized if such options were exercised prior to termination of employment due to death or disability.

Under the terms of the prior Plan, a change in control of The E.W. Scripps Company resulted in immediate vesting of all options held by employees, while a change in control of a subsidiary or division thereof (“subsidiary”) alone did not trigger vesting of options held by employees of that subsidiary. Vested options held by employees of a subsidiary whose employment was terminated due to a change in control of that subsidiary were exercisable for a period of 90 days. The amended and restated plan provides that all options held by an employee of a subsidiary will vest and remain exercisable for the remaining terms of the options upon termination of employment due to a change in control of that subsidiary.

The Plan amendments with respect to termination of employment due to change in control modified the terms of approximately 2.2 million options held by employees of subsidiary companies. Approximately 0.7 million of those options were also modified by the plan amendments with respect to termination of employment due to death or disability. Because we are unable to estimate which employees may benefit from the Plan modifications, the intrinsic-value based method of APB 25 requires us to record compensation expense for any such options that are held by an employee of a subsidiary company if their employment is terminated due to a change in control of that subsidiary. Such compensation expense would be included in our financial statements upon such termination of employment and would be measured by the difference between the market price of our Class A Common Shares on the date of the modification and the exercise prices of the modified options held by the employee. No compensation expense would be recognized if such options were exercised prior to termination of employment due to a change in control.

While we measure compensation expense in our financial statements using the intrinsic-value based method of APB 25, we must also report pro forma net income and earnings per share assuming we had used the fair-value based methods of FAS 123. Both the amount and recognition of compensation expense resulting from the Plan modifications is different if fair-value based methods are used instead of intrinsic-value based methods. Under the fair-value based method, Plan modifications are accounted for as the retirement of the outstanding options and the issuance of new options at the modification date. The fair value of the modified options exceeds the fair value of the options held as of the date of the modifications by approximately $2.8 million. That compensation expense is recognized over the remaining vesting period of the options, or immediately for vested options. Our second quarter 2004 pro forma disclosures of net income assuming we had used the fair-value based methods of FAS 123 will include a $1.6 million charge, $1.0 million after-tax, for modified vested options.

Under current Financial Accounting Standard Board proposals, we will be required to account for options using the fair value provisions of FAS 123, as amended, beginning in 2005. Compensation expense recognized in 2005 and later related to the Plan modifications will be based upon the fair-value based methods of FAS 123, as amended, rather than the intrinsic-value based methods of APB 25.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended March 31,
( in thousands )	2004	2003
Basic weighted-average shares outstanding	80,835	79,897
Effect of dilutive securities:
Unvested restricted stock held by employees	184	151
Stock options held by employees and directors	1,165	949

Diluted weighted-average shares outstanding	82,184	80,997

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. ACCOUNTING CHANGES

In 2003 we adopted FAS 132 (Revised) (“FAS 132-R”) – Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires new disclosures in annual financial statements relating to plan assets, investment strategy, plan obligations, cash flows, and the components of net periodic benefit costs and requires certain disclosures to be included in interim financial statements. FAS 132-R also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. Additional disclosures regarding expected future benefit payments will become effective for fiscal years ending after June 15, 2004.

3. ACQUISITIONS

In the first quarter of 2003, we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash. We assigned $2.9 million of the purchase price to goodwill and $0.6 million to minority interest retired.

We reached agreement in the fourth quarter of 2003 to acquire Summit America Television (“Summit America”) for approximately $235 million. Summit America operates five Shop At Home-affiliated broadcast television stations and owns a 30% interest in Shop At Home. We completed the acquisition on April 14, 2004. We paid $4.05 in cash per fully-diluted outstanding share of Summit America common stock, or approximately $184 million, which we financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities. As part of the transaction, we agreed to forego repayment of the $47.5 million secured loan extended to Summit America as part of the 2002 acquisition of Shop At Home. We also agreed to forego redemption of $3 million in Summit America preferred stock that we hold and accrued dividends thereon. We are currently in the process of calculating the allocation of the purchase price. The acquisition of Summit America is not expected to materially impact our revenues or results of operations in 2004.

The acquisition provides us with the opportunity to gain complete ownership of Shop At Home at an early stage in its integration with our diverse mix of media businesses. Additionally, the acquisition of the Shop At Home-affiliated television stations strengthens the company’s investment by securing valuable distribution of the network to some of its most productive viewing households.

4. INVESTMENT GAINS

Other investment results in the first quarter of 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.12 per share.

5. JOINT OPERATING AGREEMENTS

Four of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA partnership maintains a separate and independent editorial operation.

The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
Birmingham Post-Herald	Newhouse Newspapers	1950	2015
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The sales, production and business operations of the two Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We have no management responsibilities for the combined operations of the other three JOAs.

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 20% and 40% of the profits from the other three JOAs.

Information related to the operating results of our JOAs is as follows:

	Three months ended March 31,
( in thousands)	2004	2003
Equity in earnings of JOAs:
Denver	$5,963	$5,984
Cincinnati	4,978	5,574
Other	4,504	4,083

Total equity in earnings of JOAs	15,445	15,641
Operating revenues	58	51

Total	$15,503	$15,692

Contribution to segment profit:
Denver	$120	$569
Cincinnati	2,955	3,634
Other	2,777	2,404

Total contribution to segment profit	$5,852	$6,607

Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007. We intend to continue publishing the Cincinnati Post and Kentucky Post newspapers for the duration of the agreement.

6. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	March 31, 2004	As of December 31, 2003	March 31, 2003
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$34,004	$36,283	$21,903
Digital Theater Systems (554,000 common shares)		13,690
Other available-for-sale securities	6,149	3,932	4,364

Total available-for-sale securities	40,153	53,905	26,267
Denver JOA	175,364	181,968	191,331
FOX Sports Net South and other joint ventures	12,492	13,302	8,865
Summit America preferred stock, at cost plus accrued dividends	3,285	3,240	3,105
Other equity securities	8,342	9,240	18,472

Total investments	$239,636	$261,655	$248,040

Unrealized gains (losses) on securities available for sale	$8,312	$23,749	$(5,703)

Note receivable from Summit America, at initial fair value plus accreted discount	$45,125	$44,750	$43,625

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of March 31, 2004, there were no unrealized losses on our available-for-sale securities. In the third quarter of 2003, Digital Theater Systems (“DTS”) completed an initial public offering of its common stock. This investment had previously been included in the other equity securities category. We sold our investment in DTS during the first quarter of 2004. See Note 4.

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

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at March 31, 2004, however, many of the investees have had no rounds of equity financing in the past three years. There can be no assurance we would realize the carrying values of these securities upon their sale.

In connection with the October 2002 acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition is accreted to income over the term of the note. In connection with our acquisition of Summit America, we have agreed to forego redemption of the $3.0 million in Summit America redeemable preferred stock and accrued dividends thereon and to forego repayment of the $47.5 million note. See Note 3.

7. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	March 31, 2004	As of December 31, 2003	March 31, 2003
Cost of programs available for broadcast	$709,788	$681,185	$582,775
Progress payments on programs not yet available for broadcast	55,210	49,519	72,806

Total	764,998	730,704	655,581
Accumulated amortization	470,799	443,310	372,480

Total programs and program licenses	$294,199	$287,394	$283,101

The cost of licensed or produced programs capitalized in the first quarter was $45.2 million in 2004 and $38.3 million in 2003.

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Commitments to purchase or license programs not yet available for broadcast totaled approximately $300 million at March 31, 2004. If the programs are not produced, our commitments would generally expire without obligation.

8. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	March 31, 2004	As of December 31, 2003	March 31, 2003
Network launch incentives	$333,274	$332,876	$299,044
Accumulated amortization	142,405	135,540	114,959

Net book value	190,869	197,336	184,085
Unbilled affiliate fees	25,226	24,286	14,322

Total unamortized network distribution incentives	$216,095	$221,622	$198,407

We capitalized launch incentive payments in the first quarter totaling $0.4 million in 2004 and $3.3 million in 2003.

9. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	March 31, 2004	As of December 31, 2003	March 31, 2003
Variable-rate credit facilities		$50,187	$235,272
$100 million, 6.625% notes, due in 2007	$99,949	99,946	99,935
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,454	99,430	99,358
$200 million, 5.75% notes, due in 2012	198,965	198,934	198,840
Other notes	8,662	10,318	14,705

Total face value of long-term debt less discounts	457,030	508,815	698,110
Fair market value of interest rate swap	1,069	302	657

Total long-term debt	458,099	509,117	698,767
Current portion of long-term debt			48,272

Long-term debt (less current portion)	$458,099	$509,117	$650,495

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $575 million (the “Variable-Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 and the second a $200 million facility expiring in 2007. The August 2004 facility is expected to be replaced prior to its expiration. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on the Variable-Rate Credit Facilities was 1.1% at December 31, 2003, and 1.3% at March 31, 2003.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of March 31, 2004.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 1.1% at March 31, 2004, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

10. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )	March 31, 2004	As of December 31, 2003	March 31, 2003
Program rights payable	$30,416	$30,758	$49,249
Employee compensation and benefits	76,754	75,310	87,900
Network distribution incentives	71,692	76,668	54,343
Minority interests	40,333	32,460	20,814
Deferred gain on sale of WCPO building	7,649	7,649	7,649
Other	14,985	15,238	18,639

Total other liabilities and minority interests	241,829	238,083	238,594
Current portion of other liabilities	95,282	86,506	113,873

Other liabilities and minority interests (less current portion)	$146,547	$151,577	$124,721

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Three months ended March 31,
( in thousands )	2004	2003
Other changes in certain working capital accounts, net:
Accounts receivable	$8,585	$(1,849)
Prepaid and accrued pension expense	6,400	(14,455)
Inventories	(362)	(523)
Accounts payable	3,288	13,659
Accrued income taxes	23,533	10,590
Accrued employee compensation and benefits	(13,219)	(14,046)
Accrued interest	(377)	(621)
Other accrued liabilities	504	6,276
Other, net	(1,525)	(258)

Total	$26,827	$(1,227)

12. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits are generally based upon the employee’s compensation and years of service. We also sponsor a defined contribution plan that covers substantially all non-union and certain union employees. We match a portion of employee’s voluntary contributions to this plan.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended March 31,
( in thousands)	2004	2003
Service cost	$4,931	$4,262
Interest cost	5,867	5,403
Expected return on plan assets, net of expenses	(5,536)	(5,077)
Net amortization and deferral	1,621	1,406

Total for defined benefit plans	6,883	5,994
Multi-employer plans	123	110
Defined contribution plans	1,756	1,609

Total	$8,762	$7,713

We did not make any contributions to our defined benefit plans in the first quarter of 2004. We anticipate contributing $5.0 million to fund the defined benefit plans during the remainder of fiscal 2004.

13. SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services. See Note 1.

The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1, we account for our share of the earnings of JOAs using the equity method of accounting. Our equity in earnings of JOAs is included in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and certain other joint ventures.

Information regarding our business segments follows:

	Three months ended March 31,
( in thousands )	2004	2003
Segment operating revenues:
Newspapers managed solely by us	$178,473	$172,546
Newspapers operated pursuant to JOAs	58	51

Total newspapers	178,531	172,597
Scripps Networks	158,769	116,570
Broadcast television	75,658	70,173
Shop At Home	73,979	58,317
Licensing and other media	26,719	27,537

Total operating revenues	$513,656	$445,194

Segment profit (loss):
Newspapers managed solely by us	$53,244	$56,776
Newspapers operated pursuant to JOAs	5,852	6,607

Total newspapers	59,096	63,383
Scripps Networks	62,305	41,600
Broadcast television	17,227	15,606
Shop At Home	(3,621)	(5,933)
Licensing and other media	4,270	3,871
Corporate	(8,618)	(8,146)

Total segment profit	130,659	110,381
Depreciation and amortization of intangibles	(15,737)	(15,976)
Interest expense	(7,395)	(8,003)
Interest and dividend income	1,227	1,378
Other investment results, net of expenses	14,674
Miscellaneous, net	203	263

Income before income taxes and minority interests	$123,631	$88,043

Depreciation:
Newspapers managed solely by us	$5,221	$5,571
Newspapers operated pursuant to JOAs	296	321

Total newspapers	5,517	5,892
Scripps Networks	2,575	2,462
Broadcast television	4,616	4,650
Shop At Home	1,665	1,109
Licensing and other media	158	158
Corporate	543	548

Total depreciation	$15,074	$14,819

Amortization of intangibles:
Newspapers managed solely by us	$106	$104
Newspapers operated pursuant to JOAs	67	67

Total newspapers	173	171
Scripps Networks	147	585
Broadcast television	19	31
Shop At Home	324	370

Total amortization of intangibles	$663	$1,157

	Three months ended March 31,
( in thousands )	2004	2003
Additions to property, plant and equipment:
Newspapers managed solely by us	$8,842	$15,077
Newspapers operated pursuant to JOAs	110	107

Total newspapers	8,952	15,184
Scripps Networks	3,907	389
Broadcast television	4,923	4,126
Shop At Home	1,826	1,321
Licensing and other media	77	87
Corporate	91	568

Total additions to property, plant and equipment	$19,776	$21,675

Business acquisitions and other additions to long-lived assets:
Newspapers managed solely by us		$3,504
Newspapers operated pursuant to JOAs		40

Total newspapers		3,544
Scripps Networks	$45,623	41,015
Investments		511

Total	$45,623	$45,070

Assets:
Newspapers managed solely by us	$1,093,101	$1,080,651
Newspapers operated pursuant to JOAs	194,180	207,594

Total newspapers	1,287,281	1,288,245
Scripps Networks	885,405	793,460
Broadcast television	488,237	488,505
Shop At Home	158,231	147,375
Licensing and other media	25,308	31,174
Investments	49,538	44,739
Corporate	137,636	88,057

Total assets	$3,031,636	$2,881,555

No single customer provides more than 10% of our revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides approximately 50% of our international revenues, which are less than $60 million annually.

Other additions to long-lived assets include investments, capitalized intangible assets and Scripps Networks capitalized programs and network launch incentives.

14. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2002	4,840,034	$54.39	$16 - 78
Options granted during the period	1,023,800	79.97	79 - 81
Options exercised during the period	(146,949)	40.60	16 - 75

Options outstanding at March 31, 2003	5,716,885	$59.32	$16 - 81

Options outstanding at December 31, 2003	5,173,895	$61.97	$18 - 93
Options granted during the period	969,400	97.98	97 - 99
Options exercised during the period	(216,329)	56.57	19 - 81
Options forfeited during the period	(42,933)	70.91	39 - 93

Options outstanding at March 31, 2004	5,884,033	$68.04	$18 - 99

Substantially all options granted prior to 2001 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1994 - expire in 2004	98,500	$18 - 21	$18.91	98,500	$18 - 21	$18.91
1995 - expire in 2005	9,800	20	20.01	9,800	20	20.01
1996 - expire in 2006	69,000	26 - 27	26.98	69,000	26 - 27	26.98
1997 - expire in 2007	259,000	34 - 42	34.88	259,000	34 - 42	34.88
1998 - expire in 2008	348,950	39 - 54	47.28	348,950	39 - 54	47.28
1999 - expire in 2009	449,963	42 - 50	47.12	449,963	42 - 50	47.12
2000 - expire in 2010	710,500	43 - 60	49.43	710,500	43 - 60	49.43
2001 - expire in 2011	847,357	58 - 70	64.23	841,007	58 - 70	64.23
2002 - expire in 2012	1,020,186	73 - 78	75.32	782,945	73 - 78	75.33
2003 - expire in 2013	1,101,377	79 - 93	80.21	434,120	79 - 81	79.93
2004 - expire in 2014	969,400	97 - 99	97.98

Total options on number of shares	5,884,033	$18 - 99	$68.04	4,003,785	$18 - 81	$58.31

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2002	328,376	$55.77	$43 - 77
Shares vested during the period	(96,507)	48.53	43 - 75

Unvested shares at March 31, 2003	231,869	$58.78	$44 - 77

Unvested shares at December 31, 2003	302,968	$70.07	$45 - 93
Shares awarded during the period	58,125	96.59	95 - 97
Shares vested during the period	(71,337)	68.67	51 - 79

Unvested shares at March 31, 2004	289,756	$75.61	$45 - 97

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the condensed notes to the consolidated financial statements. You should read this discussion in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed notes to the consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty.

EXECUTIVE OVERVIEW

We are a diverse media concern with interests in newspapers, national television networks (“Scripps Networks”), broadcast television stations and television-retailing (“Shop At Home”). Scripps Networks includes four cable and satellite television programming services, Home & Garden Television (“HGTV”), Food Network, DIY – Do It Yourself Network (“DIY”) and Fine Living. Our media businesses provide high quality news, information and entertainment content to readers and viewers.

We place the highest priority on allocating capital generated by our operations in order to create the most value for our shareholders. In order to create new businesses or acquire businesses that are expected to significantly increase shareholder value, we operate our core media businesses to maximize cash flow. We have used a portion of the cash produced by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network and Shop At Home.

In our most recent Annual Report on Form 10-K, we outlined several of our current value-creation objectives including the continued development of our national network brands, integrating Shop At Home’s management with that of Scripps Networks, strengthening the competitive positions of our strong local media franchises, and capitalizing on the growth opportunity of our joint operating agreement in the Denver market.

At Scripps Networks, we continue to invest in high quality, original programming, to undertake marketing campaigns designed to increase awareness of our national networks, and to expand distribution of DIY and Fine Living. Total day viewership of HGTV increased 13% and total day viewership of Food Network increased 23% year-over-year in the first quarter of 2004. DIY could be seen in about 28 million homes in March 2004, up from 26 million homes in December 2003. Fine Living now reaches about 21 million homes, up from 20 million homes in December 2003.

We continue to shift the mix of retail products offered by Shop At Home to parallel the consumer categories targeted by Scripps Networks. Sale of home and cookware products was approximately 10% of Shop At Home total revenue in the first quarter of 2004, about double from the first quarter of 2003. Additionally, the cross-promotion of Shop At Home with our national networks and local media franchises continues to be a key strategy. In the first quarter of 2004, we produced several programs associated with the HGTV Dream Home Give Away in which we highlighted features of the home and provided viewers an opportunity to purchase many of the products featured.

In our most recent Annual Report on Form 10-K, we also outlined a number of trends and uncertainties that may affect our operating results and cash flows. These include changes in demand for advertising, changes in the price of newsprint and our ability to gain distribution of our networks on cable and satellite systems.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that our likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Investments, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our four business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-25 through F-34.

Consolidated Results of Operations – Consolidated results of operations were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Operating revenues	$513,656	15.4%	$445,194
Costs and expenses	(399,660)	(13.4)%	(352,366)
Depreciation and amortization of intangibles	(15,737)	1.5%	(15,976)

Operating income	98,259	27.9%	76,852
Interest expense	(7,395)	7.6%	(8,003)
Equity in earnings of JOAs and other joint ventures	16,663	(5.1)%	17,553
Interest and dividend income	1,227	(11.0)%	1,378
Other investment results, net of expenses	14,674
Miscellaneous, net	203	(22.8)%	263

Income before income taxes and minority interests	123,631	40.4%	88,043
Provision for income taxes	44,870	30.0%	34,508

Income before minority interests	78,761		53,535
Minority interests	8,242		846

Net income	$70,519	33.8%	$52,689

Net income per diluted share of common stock	$.86	32.3%	$.65

Operating revenues increased 15.4%. The increase was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks, increases in merchandise sales at Shop At Home and the return of political advertising at our broadcast television stations. The growth in advertising revenues at Scripps Networks was primarily driven by increased viewership of our national networks. The growth in affiliate fee revenues at Scripps Networks reflects both scheduled rate increases and wider distribution of the networks.

Costs and expenses increased 13.4%. Cost and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, increases in costs of merchandise sold at Shop At Home, and increases in newsprint prices.

Interest expense decreased primarily due to lower average debt levels. The average balance of all interest bearing obligations was $459 million in the first quarter of 2004 compared with $685 million in the first quarter of 2003.

Other investment results in the first quarter of 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.12 per share.

During the 2004 second quarter, we expect to recognize a $6.5 million after-tax gain when our Cincinnati television station relocates to its new production facility. The gain on the sale of the station’s current facility to the City of Cincinnati was deferred while the station continued to use the facility.

Information regarding our effective tax rate is a follows:

	Three months ended March 31,
( in thousands )	2004	2003
Income before income taxes and minority interests as reported	$123,631	$88,043
Income allocated to non-controlling interests	7,617	1,337

Income allocated to Scripps	116,014	86,706

Provision for income taxes	$44,870	$34,508

Effective income tax rate as reported	36.3%	39.2%
Effective income tax rate on income allocated to Scripps	38.7%	39.8%

The effective income tax rate was 36.3% in the first quarter of 2004 and 39.2% in the first quarter of 2003. Our effective income tax rate is affected by the growing profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 70% residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the non-controlling interest.

The effective tax rate also decreased in 2004 due to lower effective state tax rates. We expect the effective tax rate will be between 36.4% and 36.7% for the full year of 2004.

Minority interest increased in the first quarter of 2004 primarily due to the operating performance of Food Network and profits being allocated based upon residual interests. Prior to the fourth quarter of 2003, Food Network profits were allocated solely to Class A partnership interests, of which we own approximately 87%. During the fourth quarter of 2003, Food Network profits began to be allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. In the second quarter of 2004, we expect minority interest will be between $11 and $12 million.

Business Segment Results - As discussed in Note 13 to the Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profits. Segment profits excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profits generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance for the current period based upon current economic conditions and decisions made by the managers of those business segments in the current period.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )	2004	Year-to-Date Change	2003
Segment operating revenues:
Newspapers managed solely by us	$178,473	3.4%	$172,546
Newspapers operated pursuant to JOAs	58	13.7%	51

Total newspapers	178,531	3.4%	172,597
Scripps Networks	158,769	36.2%	116,570
Broadcast television	75,658	7.8%	70,173
Shop At Home	73,979	26.9%	58,317
Licensing and other media	26,719	(3.0)%	27,537

Total operating revenues	$513,656	15.4%	$445,194

Segment profit (loss):
Newspapers managed solely by us	$53,244	(6.2)%	$56,776
Newspapers operated pursuant to JOAs	5,852	(11.4)%	6,607

Total newspapers	59,096	(6.8)%	63,383
Scripps Networks	62,305	49.8%	41,600
Broadcast television	17,227	10.4%	15,606
Shop At Home	(3,621)		(5,933)
Licensing and other media	4,270	10.3%	3,871
Corporate	(8,618)	(5.8)%	(8,146)

Total segment profit	130,659	18.4%	110,381
Depreciation and amortization of intangibles	(15,737)	1.5%	(15,976)
Interest expense	(7,395)	7.6%	(8,003)
Interest and dividend income	1,227	(11.0)%	1,378
Other investment results, net of expenses	14,674
Miscellaneous, net	203	(22.8)%	263

Income before income taxes and minority interests	$123,631	40.4%	$88,043

Discussions of the operating performance of each of our reportable business segments begin on page F-27.

Compliance with the Sarbanes-Oxley Act led to the increase in corporate expenses in 2004. Partly as a result of the continued cost of compliance with the Act, corporate expenses are expected to increase approximately $3 million year-over-year in the second quarter of 2004 and $4 million to $5 million for the full year of 2004.

Segment profits include our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. Newspaper segment profits include equity in earnings of JOAs and other joint ventures. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and other joint ventures.

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

( in thousands )	2004	Year-to-Date Change	2003
Newspapers:
Equity in earnings of JOAs	$15,445	(1.3)%	$15,641
Equity in earnings (loss) of joint ventures	(40)
Scripps Networks:
Equity in earnings of joint ventures	1,258	(34.2)%	1,912

Total equity in earnings of JOAs and other joint ventures	$16,663	(5.1)%	$17,553

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

( in thousands )	2004	Year-to-Date Change	2003
Depreciation and amortization:
Newspapers managed solely by us	$5,327	(6.1)%	$5,675
Newspapers operated pursuant to JOAs	363	(6.4)%	388

Total newspapers	5,690	(6.2)%	6,063
Scripps Networks	2,722	(10.7)%	3,047
Broadcast television	4,635	(1.0)%	4,681
Shop At Home	1,989	34.5%	1,479
Licensing and other media	158		158
Corporate	543	(0.9)%	548

Total depreciation and amortization	$15,737	(1.5)%	$15,976

Interest and dividend income:
Newspapers managed solely by us	$61		$147
Newspapers operated pursuant to JOAs	6		6

Total newspapers	67		153
Summit America note	1,133		1,194
Other	27		31

Total interest and dividend income	$1,227		$1,378

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

Operating results for newspapers managed solely by us were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Segment operating revenues:
Local	$42,658	0.4%	$42,491
Classified	55,703	4.6%	53,235
National	9,548	8.6%	8,795
Preprint and other	31,235	7.1%	29,156

Newspaper advertising	139,144	4.1%	133,677
Circulation	35,226	(0.9)%	35,562
Other	4,103	24.1%	3,307

Total operating revenues	178,473	3.4%	172,546

Segment costs and expenses:
Employee compensation and benefits	66,071	5.6%	62,572
Newsprint and ink	20,082	11.5%	18,014
Other segment costs and expenses	39,036	10.9%	35,184

Total costs and expenses	125,189	8.1%	115,770

Contribution to segment profit before joint ventures	53,284		56,776
Equity in earnings (loss) of joint ventures	(40)

Contribution to segment profit	$53,244	(6.2)%	$56,776

Supplemental Information:

Depreciation and amortization	$5,327		$5,675
Capital expenditures	8,842		15,077
Business acquisitions and other additions to long-lived assets			3,504

Newspaper advertising revenues increased in 2004 primarily due in part to increases in help wanted classified advertising. We expect newspaper advertising revenue to increase between 4% and 6% year-over-year in the second quarter of 2004.

Increases in preprint and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.

Continued improvements in on-line advertising also contributed to the increase in preprint and other advertising. Our Internet sites had advertising revenues of $3.5 million in the first quarter of 2004 compared with $2.7 million in the first quarter of 2003. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automobile and real estate advertising.

Employee compensation and benefit expenses increased due primarily to higher employee benefit costs, including a $0.9 million increase in long-term disability costs.

Newsprint and ink costs increased due to newsprint prices increasing 11% during the current year. We expect newsprint costs to increase approximately 12% year-over-year in the second quarter.

Other costs and expenses in 2004 include a $1.3 million charge for bad debts related to the Kmart bankruptcy. In February the U.S. Court of Appeals for the 7th Circuit affirmed a U.S. District Court ruling that Kmart incorrectly paid certain companies, including many of our newspapers, which had been identified by Kmart as “critical vendors.” As a result of the ruling, Kmart has been ordered to seek recovery of those payments, which were made in 2002 after bankruptcy proceedings were initiated. The payments made to our newspapers were for advertising that was purchased and published in the company’s newspapers prior to Kmart’s bankruptcy filing.

Newspapers operated under Joint Operating Agreements (“JOAs”): Four of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The table below provides certain information about our JOAs.

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

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Equity in earnings of JOAs included in segment profit:
Denver	$5,963	(0.4)%	$5,984
Cincinnati	4,978	(10.7)%	5,574
Other	4,504	10.3%	4,083

Total equity in earnings of JOAs included in segment profit	15,445	(1.3)%	15,641
Operating revenues	58	13.7%	51

Total	15,503	(1.2)%	15,692

JOA editorial costs and expenses:
Denver	5,882	8.0%	5,445
Cincinnati	2,022	4.2%	1,940
Other	1,747	2.8%	1,700

Total JOA editorial costs and expenses	9,651	6.2%	9,085

JOAs contribution to segment profit:
Denver	120	(78.9)%	569
Cincinnati	2,955	(18.7)%	3,634
Other	2,777	15.5%	2,404

Total JOA contribution to segment profit	$5,852	(11.4)%	$6,607

Supplemental Information:

Depreciation and amortization	$363		$388
Capital expenditures	110		107

Declines in our JOAs’ contribution to segment profit was primarily attributed to weakness in the Cincinnati market and an increase in the Denver JOA’s reserve for bad debts of $0.7 million related to the Kmart bankruptcy.

Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007. We intend to continue publishing the Cincinnati Post and Kentucky Post newspapers for the duration of the agreement.

Scripps Networks- Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, DIY– Do It Yourself Network (“DIY”), and Fine Living. Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 84 markets across the United States. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network.

We launched HGTV in 1994. Food Network launched in 1993, and we acquired our controlling interest in 1997. We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the network increases, we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

While we have employed similar development strategies with each of our networks, there can be no assurance DIY and Fine Living will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996. DIY, Fine Living and our VOD and broadband initiatives are expected to reduce segment profits by approximately $8 million in the second quarter of 2004 and approximately $34 million for the full year of 2004.

Operating results for each of our four national networks were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Operating revenues:
HGTV	$85,098	27.2%	$66,915
Food Network	63,142	39.7%	45,201
DIY	6,792	94.8%	3,487
Fine Living	3,688		856
Other	49	(55.9)%	111

Total segment operating revenues	$158,769	36.2%	$116,570

Contribution to segment profit (loss):
HGTV	$44,001	26.5%	$34,788
Food Network	27,083	51.1%	17,926
DIY	(2,411)	34.7%	(3,691)
Fine Living	(5,152)	27.1%	(7,072)
Other	(1,216)		(351)

Total segment profit	$62,305	49.8%	$41,600

Homes reached in March (1):
HGTV	85,500	6.3%	80,400
Food Network	84,200	7.4%	78,400
DIY	28,000	86.7%	15,000
Fine Living	21,000	50.0%	14,000

(1)	Approximately 87 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

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

Operating results for Scripps Networks were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Segment operating revenues:
Advertising	$122,414	31.4%	$93,158
Network affiliate fees, net	33,877	52.5%	22,221
Other	2,478	108.1%	1,191

Total segment operating revenues	158,769	36.2%	116,570

Segment costs and expenses:
Employee compensation and benefits	22,216	13.2%	19,619
Programs and program licenses	38,079	29.1%	29,494
Other segment costs and expenses	37,427	34.8%	27,769

Total segment costs and expenses	97,722	27.1%	76,882

Segment profit before joint ventures	61,047	53.8%	39,688
Equity in income of joint ventures	1,258	(34.2)%	1,912

Segment profit	$62,305	49.8%	$41,600

Supplemental Information:
Billed network affiliate fees	$39,312	56.9%	$25,055
Network launch incentive payments	5,672		15,735
Payments for programming less (greater) than program cost amortization	(6,583)		(8,930)
Depreciation and amortization	2,722		3,047
Capital expenditures	3,907		389
Business acquisitions and other additions to long-lived assets	45,623		41,015

Increased viewership of our networks led to increased demand for advertising time and higher advertising rates. Increased viewership has been driven by wider distribution of the networks and higher ratings resulting from our investments in the quality and hours of original programming and marketing campaigns to promote consumer awareness of the networks. Advertising revenues are expected to increase approximately 35% year-over-year in the second quarter of 2004.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. In addition, the charter distribution agreements for Food Network provided the programming to cable television systems without charge for the initial 10-year term of the agreement. Charter distribution agreements with cable television systems distributing our programming to approximately 25 million homes expired at the end of 2003. Substantially all distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreement. Network affiliate fees are expected to increase approximately 40% year-over-year in the second quarter of 2004.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Fine Living and DIY.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded hours of original programming, and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building viewership across all four networks is expected to increase programming and marketing expenses approximately 30% year-over-year in the second quarter of 2004.

Broadcast Television – We operate 10 broadcast television stations in nine of the 60 largest markets in the U.S. Nine of our broadcast television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates.

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

Channel capacities of satellite television and cable television systems have increased as a result of digital technologies, resulting in an increase in the number of available viewing choices. Broadcast television also faces increased competition from Internet services and other electronic entertainment services, resulting in fragmentation of the viewing audience. Further audience fragmentation could adversely affect our broadcast television stations.

Operating results for broadcast television were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Segment operating revenues:
Local	$44,369	2.1%	$43,449
National	22,631	0.5%	22,521
Political	4,152		161
Network compensation	2,338	(1.8)%	2,382
Other	2,168	30.6%	1,660

Total segment operating revenues	75,658	7.8%	70,173

Segment costs and expenses:
Employee compensation and benefits	30,630	5.0%	29,174
Programs and program licenses	11,784	9.8%	10,732
Other segment costs and expenses	16,017	9.2%	14,661

Total segment costs and expenses	58,431	7.1%	54,567

Segment profit	$17,227	10.4%	$15,606

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$(707)		$(633)
Depreciation and amortization	4,635		4,681
Capital expenditures	4,923		4,126

Broadcast television operating results are significantly affected by the political cycle. Our stations, while reaching approximately 10% of U.S. television households, are located in states with 22% of the electoral vote. We operate five television stations in the key electoral states of Michigan, Ohio and Florida. We expect political advertising in 2004 to be about $30 million.

Local and national advertising revenue increased in 2004 despite the 2003 first quarter including $3.8 million in Super Bowl-related advertising revenue at our six ABC affiliates. We expect total advertising revenues, including political advertising, to increase between 8% and 10% year-over-year in the second quarter of 2004.

Our six ABC affiliation agreements expire in 2004 through 2006. Our ABC affiliates recognized $2.3 million of network compensation revenue in the first quarter of 2004 and 2003. We are currently negotiating renewal of our affiliation agreements with ABC. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Shop At Home - On April 14, 2004, we completed our acquisition of Summit America Television Inc., which included their 30% minority interest in Shop At Home and their five Shop At Home-affiliated broadcast television stations.

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

Operating results for Shop At Home were as follows:

( in thousands )	2004	Year-to-Date Change	2003
Segment operating revenues:
Retail merchandise	$69,342	26.2%	$54,962
Shipping and handling	3,988	32.0%	3,022
Other	649	94.9%	333

Total segment operating revenues	73,979	26.9%	58,317

Segment costs and expenses:
Cost of merchandise sold	47,764	22.9%	38,856
Network distribution fees	15,295	(1.2)%	15,481
Employee compensation and benefits	8,130	48.6%	5,471
Other segment costs and expenses	6,411	44.3%	4,442

Total segment costs and expenses	77,600	20.8%	64,250

Segment profit (loss)	$(3,621)		$(5,933)

Supplemental Information:
Interest and dividend income from Summit America	$1,133		$1,194
Depreciation and amortization	1,989		1,479
Capital expenditures	1,826		1,321

We continue to integrate management of Shop At Home with that of Scripps Networks and to shift the mix of retail products offered for sale by Shop At Home to parallel the consumer categories targeted by our lifestyle programming networks. Sales of products for the home and cookware were approximately 10% of total revenue in 2004, about double from the first quarter of 2003. The improvement in 2004 operating results is partially attributed to the fact that operating results were negatively affected in the closing weeks of the 2003 quarter when the war in Iraq began.

Our continuing investment in Shop At Home is expected to reduce second quarter of 2004 segment profits by about $7 million and net income by about $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Three months ended March 31,
( in thousands )	2004	2003
Net cash provided by operating activities	$116,349	$67,483
Capital expenditures	(19,776)	(21,675)
Dividends paid, including to minority interests	(14,563)	(12,381)
Other - primarily stock option proceeds	10,743	3,956

Cash flow available for acquisitions and debt repayment	$92,753	$37,383

Use of available cash flow:
Business acquisitions and net investment activity	$(37,614)	$(4,055)
Other investing activity	(133)	543
Increase (decrease) in long-term debt	(51,844)	(26,922)

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year due to improved operating performance of our business segments. Cash required for the development of our emerging brands ( DIY, Fine Living, video-on-demand and Shop At Home) was approximately $30 million in 2004. We expect cash flow from operating activities in 2004 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On April 14, 2004, we completed the acquisition of Summit America Television Inc. for approximately $184 million in cash. The acquisition of Summit America was financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities. As part of the transaction, we agreed to forego repayment of the $47.5 million secured loan extended to Summit America as part of the 2002 acquisition of Shop At Home. We also agreed to forego redemption of $3 million in Summit America preferred stock that we hold.

We have two credit facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 and the second a $200 million facility expiring in 2007. We did not have any outstanding borrowings under the facilities at March 31, 2004. Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies. We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of March 31, 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at March 31, 2004.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of March 31, 2004			As of December 31, 2003
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper				$50,187	$50,187
$100 million, 6.625% notes, due in 2007	$99,949	$112,625		99,946	113,146
$50 million, 3.75% notes, due in 2008	50,000	51,069		50,000	50,302
$100 million, 4.25% notes, due in 2009	99,454	104,062		99,430	102,160
$200 million, 5.75% notes, due in 2012	198,965	219,581		198,934	214,863
Other notes	8,662	7,963		10,318	9,604

Total long-term debt including current portion	$457,030	$495,300		$508,815	$540,262

Interest rate swap	$1,069	$1,069		$302	$302

Note from Summit America, including accreted discount (c)	$45,125	$45,800		$44,750	$46,000

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$34,004		$29,667	$36,283
Digital Theater Systems (“DTS”) (554,000 common shares) (b)				11	13,690
Other available-for-sale securities	2,174	6,149		478	3,932

Total investments in publicly-traded companies	31,841	40,153		30,156	53,905
Summit America preferred stock (c)	3,285	(a	)	3,240	(a	)
Other equity securities	8,342	(a	)	9,240	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. However, many of the investees have not issued new equity within the past three years. There can be no assurance that we would realize the carrying value upon sale of the securities.

(b)	Our shares in DTS were sold during the first quarter of 2004.

(c)	On April 14, 2004, we completed the acquisition of Summit America Television Inc. As part of the transaction, we agreed to forego repayment of the $47.5 million Note from Summit America. We also agreed to forego redemption of the $3 million in Summit America preferred stock and accrued dividends thereon.

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