Form 10-Q
period 2004-06-30
SCRIPPS E W CO /DE
filed 2004-08-06
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2004 there were              of the Registrant’s Class A Common Shares outstanding and 18,369,113 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings, none of which is expected to result in material loss.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in the rights of security holders during the quarter for which this report is filed.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

3

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the April 15, 2004 Annual Meeting of Shareholders.

Description of Matters Submitted	In Favor	Against	Abstain	Broker Non-Votes
1. Election of Directors:
Class A Common Shares:
David A. Galloway	54,637,370	1,185,417
Nicholas B. Paumgarten	45,988,033	9,834,754
Ronald W. Tysoe	53,164,678	2,658,109
Julie A. Wrigley	53,164,133	2,658,654

Common Voting Shares:
William R. Burleigh	16,493,340	170,000
John H. Burlingame	16,493,340	170,000
Kenneth W. Lowe	16,663,340
Jarl Mohn	16,663,340
Jeffrey Sagansky	16,493,340	170,000
Nackey E. Scagliotti	16,493,340	170,000
Edward W. Scripps	16,493,340	170,000
Paul K. Scripps	16,493,340	170,000

2. Amend and restate the 1997 Long-Term
Incentive Plan:
Common Voting Shares:	16,663,340

The following table presents information on matters submitted to a vote of security holders on July 15, 2004.

Description of Matters Submitted	In Favor	Against	Abstain	Broker Non-Votes
1. Amend Articles of Incorporation to increase the number of authorized shares of the Company’s two classes of common stock: Common Voting Shares:	18,215,773	17,320

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

A Current Report on Form 8-K reporting the release of information regarding the results of operations for the quarter ended June 30, 2004, was filed on July 15, 2004.

A Current Report on Form 8-K reporting the Common Voting shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares was filed on July 21, 2004.

A Current Report on Form 8-K reporting that our existing Competitive Advance and Revolving Credit Facilities had been replaced with a $450 million facility expiring in July 2009 was filed on August 2, 2004.

A Current Report on Form 8-K reporting the Board of Directors authorized a 2-for-1 stock split and declared a quarterly dividend was filed on August 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 6, 2004	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
	( Unaudited )		( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$25,498	$18,227	$23,975
Short-term investments	4,000
Accounts and notes receivable (less allowances - $16,297, $14,852, $18,666)	358,357	336,681	292,102
Programs and program licenses	141,211	120,721	109,602
Inventories	31,450	29,946	31,243
Deferred income taxes	24,178	25,264	27,568
Miscellaneous	20,467	31,598	27,290

Total current assets	605,161	562,437	511,780

Investments	239,416	261,655	248,598

Property, plant and equipment	498,932	478,462	467,261

Goodwill and other intangible assets:
Goodwill	1,230,152	1,174,431	1,173,994
Other intangible assets	244,190	63,289	66,514

Total goodwill and other intangible assets	1,474,342	1,237,720	1,240,508

Other assets:
Programs and program licenses (less current portion)	169,226	166,673	175,045
Unamortized network distribution incentives	210,560	221,622	195,228
Note receivable from Summit America		44,750	44,000
Miscellaneous	33,657	34,483	17,944

Total other assets	413,443	467,528	432,217

TOTAL ASSETS	$3,231,294	$3,007,802	$2,900,364

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	June 30, 2004	As of December 31, 2003	June 30, 2003
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 112,829	$98,639	$104,102
Customer deposits and unearned revenue	43,646	53,596	46,626
Accrued liabilities:
Employee compensation and benefits	56,986	62,674	57,987
Network distribution incentives	46,292	53,275	47,990
Miscellaneous	75,459	63,975	69,898

Total current liabilities	335,212	332,159	326,603

Deferred income taxes	204,760	192,418	160,157

Long-term debt (less current portion)	575,432	509,117	629,007

Other liabilities and minority interests (less current portion)	141,960	151,577	133,030

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 120,000,000 shares; issued and outstanding: 63,123,988, 62,598,947; and 62,329,923 shares	631	626	623
Voting - authorized: 30,000,000 shares; issued and outstanding: 18,369,113 shares	184	184	184

Total	815	810	807
Additional paid-in capital	315,925	278,378	259,965
Retained earnings	1,672,972	1,546,522	1,417,372
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	6,272	15,439	4,609
Pension liability adjustments	(14,713)	(14,713)	(22,650)
Foreign currency translation adjustment	647	989	460
Unvested restricted stock awards	(7,988)	(4,894)	(8,996)

Total shareholders’ equity	1,973,930	1,822,531	1,651,567

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,231,294	$3,007,802	$2,900,364

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF

INCOME ( UNAUDITED )

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data )	2004	2003	2004	2003
Operating Revenues:
Advertising	$382,221	$329,950	$717,552	$625,670
Merchandise	63,381	54,361	134,116	109,926
Circulation	32,126	33,694	67,352	69,256
Network affiliate fees, net	33,554	23,336	67,431	45,557
Licensing	21,085	18,816	42,596	40,549
Other	14,949	14,689	31,925	29,082

Total operating revenues	547,316	474,846	1,060,972	920,040

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	137,938	128,058	275,882	255,433
Programs and program licenses	51,480	43,091	101,343	83,317
Costs of merchandise sold	41,617	37,238	89,911	76,264
Newsprint and ink	19,779	17,860	39,861	35,874
JOA editorial costs and expenses	9,700	9,296	19,351	18,381
Other costs and expenses	141,125	121,964	274,951	240,604

Total costs and expenses	401,639	357,507	801,299	709,873

Depreciation, Amortization, and Gains (Losses):
Depreciation	(15,482)	(15,945)	(30,556)	(30,764)
Amortization of intangible assets	(812)	(1,171)	(1,475)	(2,328)
Gain on sale of production facility	11,148		11,148

Net depreciation, amortization and gains (losses)	(5,146)	(17,116)	(20,883)	(33,092)

Operating income	140,531	100,223	238,790	177,075
Interest expense	(8,272)	(7,832)	(15,667)	(15,835)
Equity in earnings of JOAs and other joint ventures	20,212	22,511	36,875	40,064
Interest and dividend income	303	1,266	1,530	2,644
Other investment results, net of expenses		(3,200)	14,674	(3,200)
Miscellaneous, net	(200)	(222)	3	41

Income before income taxes and minority interests	152,574	112,746	276,205	200,789
Provision for income taxes	54,489	44,672	99,359	79,180

Income before minority interests	98,085	68,074	176,846	121,609
Minority interests	11,661	3,341	19,903	4,187

Net income	$86,424	$64,733	$156,943	$117,422

Net income per share of common stock:
Basic	$1.07	$.81	$1.94	$1.47
Diluted	1.05	.80	1.91	1.45

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH

FLOWS ( UNAUDITED )

	Six months ended June 30,
( in thousands )	2004	2003
Cash Flows from Operating Activities:
Net income	$156,943	$117,422
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32,031	33,092
Gain on sale of production facility, net of deferred income tax	(7,773)
Investment gains, net of deferred income tax	(9,595)	2,080
Other effects of deferred income taxes	(6,936)	18,151
Tax benefits of stock compensation plans	9,623	8,929
Dividends received greater than equity in earnings of JOAs and other joint ventures	5,907	12,307
Stock and deferred compensation plans	5,089	4,870
Minority interests in income of subsidiary companies	19,903	4,187
Affiliate fees billed greater than amounts recognized as revenue	11,376	5,625
Network launch incentive payments	(29,394)	(19,938)
Payments for programming less (greater) than program cost amortization	(19,136)	(13,799)
Other changes in certain working capital accounts, net	(10,171)	(18,757)
Miscellaneous, net	2,670	2,571

Net operating activities	160,537	156,740

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(180,930)	(4,118)
Additions to property, plant and equipment	(42,288)	(39,548)
Decrease (increase) in short-term investments	(4,000)
Sale of long-term investments	14,019
Proceeds from sale of production facility	3,000
Miscellaneous, net	(34)	(362)

Net investing activities	(210,233)	(44,028)

Cash Flows from Financing Activities:
Increase in long-term debt	69,904	50,000
Payments on long-term debt	(2,733)	(147,770)
Dividends paid	(30,493)	(24,077)
Dividends paid to minority interests	(728)	(722)
Miscellaneous, net (primarily employee stock options)	21,017	18,324

Net financing activities	56,967	(104,245)

Increase in cash and cash equivalents	7,271	8,467

Cash and cash equivalents:
Beginning of year	18,227	15,508

End of period	$25,498	$23,975

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,153	$15,519
Income taxes paid	85,363	37,690
Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations	48,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended June 30
As of December 31, 2002	$801	$218,623	$1,324,027	$(23,396)	$(4,590)	$1,515,465
Comprehensive income:
Net income			117,422			117,422	$64,733

Unrealized gains (losses), net of tax of $2,977 and $4,433				5,530		5,530	8,235
Adjustment for losses (gains) in income, net of tax of $13 and $43				24		24	79

Change in unrealized gains (losses)				5,554		5,554	8,314
Currency translation, net of tax of $300 and $196				261		261	155

Total			117,422	5,815		123,237	$73,202

Dividends: declared and paid - $.30 per share			(24,077)			(24,077)
Compensation plans, net: 706,706 shares issued; 43,304 shares repurchased; 1,700 shares forfeited	6	32,413			(4,406)	28,013
Tax benefits of compensation plans		8,929				8,929

As of June 30, 2003	$807	$259,965	$1,417,372	$(17,581)	$(8,996)	$1,651,567

As of December 31, 2003	$810	$278,378	$1,546,522	$1,715	$(4,894)	$1,822,531
Comprehensive income:
Net income			156,943			156,943	$86,424

Unrealized gains (losses), net of tax of ($362) and $508				(675)		(675)	941
Adjustment for losses (gains) in income, net of tax of ($4,573) and ($40)				(8,492)		(8,492)	(74)

Change in unrealized gains (losses)				(9,167)		(9,167)	867
Currency translation, net of tax of ($106) and ($67)				(342)		(342)	(321)

Total			156,943	(9,509)		147,434	$86,970

Dividends: declared and paid - $.375 per share			(30,493)			(30,493)
Compensation plans, net: 556,607 shares issued; 31,566 shares repurchased	5	27,924			(3,094)	24,835
Tax benefits of compensation plans		9,623				9,623

As of June 30, 2004	$815	$315,925	$1,672,972	$(7,794)	$(7,988)	$1,973,930

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

We operate 21 daily newspapers in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. See Note 6. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

Scripps Networks includes four national television networks distributed by cable and satellite television systems: Home & Garden Television (“HGTV”), Food Network, DIY - Do It Yourself Network (“DIY”) and Fine Living. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We own approximately 70% of Food Network and approximately 90% of Fine Living. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

We operate 10 broadcast television stations. Each station is located in one of the 60 largest television markets in the U.S. Nine of our television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods to television viewers and through its Internet site. In 2004, we acquired Summit America Television (“Summit America”) which owns and operates five television stations that exclusively broadcast Shop At Home programming. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

Financial information for each of our business segments is presented in Note 16. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

The six largest cable television systems and the two largest satellite television systems provide service to more than 90% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have not lost carriage upon the expiration of our distribution contracts with any of these cable and satellite television systems.

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

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

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

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2003. Options to purchase Class A Common shares (“stock options”) are granted under the plan with exercise prices not less than 100% of the fair market value on the date of the award. Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Stock options and restricted stock generally vest over a three-year incentive period conditioned upon the individual’s continued employment through that period.

We measure compensation expense using the intrinsic-value based method of Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees, and its related interpretations (collectively “APB 25”).

The grant-date fair value of time-vested restricted stock is amortized to expense over the vesting period. Cliff vested restricted stock is amortized on a straight-line basis over the vesting period and pro-rata vested restricted stock is amortized as each vesting period expires. Certain performance-vested restricted stock vests when the market price of our Class A Common shares reaches certain targets. Compensation expense for those awards is based upon the fair value of the shares on that date and is recognized in full when the awards vest.

The fair value of options granted, using the Black-Scholes model and the following assumptions, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted-average fair value of options granted	$26.43	$22.24	$23.72	$21.97
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%	0.8%
Expected volatility	19.0%	22.0%	19.5%	22.0%
Risk-free rate of return	3.9%	3.8%	3.5%	3.8%
Expected life of options	6.5 years	7 years	6.5 years	7 years

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standard No. (“FAS”) 123—Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, to all stock-based employee compensation for the periods covered in this report:

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data )	2004	2003	2004	2003
Net income as reported	$86,424	$64,733	$156,943	$117,422
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted stock	1,022	798	1,719	1,275
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted stock	(1,022)	(798)	(1,719)	(1,275)
Stock option grants	(4,118)	(3,985)	(7,727)	(7,428)
Stock option modifications	(1,051)		(1,051)

Pro forma net income	$81,255	$60,748	$148,165	$109,994

Net income per share of common stock
Basic earnings per share:
As reported	$1.07	$0.81	$1.94	$1.47
Additional stock-based compensation, net of income tax effects	(0.06)	(0.05)	(0.11)	(0.09)

Pro forma basic earnings per share	$1.00	$0.76	$1.83	$1.37

Diluted earnings per share:
As reported	$1.05	$0.80	$1.91	$1.45
Additional stock-based compensation, net of income tax effects	(0.06)	(0.05)	(0.11)	(0.09)

Pro forma diluted earnings per share	$0.98	$0.75	$1.80	$1.35

Net income per share amounts may not foot since each is calculated independently.

On April 14, 2004, shareholders approved amendments to the 1997 Long-Term Incentive Plan (the “Plan”) that, among other things: (a) extended the term of the Plan to June 1, 2014 and (b) modified provisions with respect to vesting and the term of outstanding stock options when employment is terminated due to death, disability or “change in control.” Under the prior Plan provisions, stock options held by an employee whose employment was terminated due to death or disability were immediately vested with the exception of stock options granted less than one year prior to the termination of employment. The employee forfeited any stock options granted less than one year prior to termination of employment due to death or disability. Vested stock options granted prior to 1999 were exercisable for the lesser of one year or the remaining terms of the stock options, while vested stock options granted after 1998 were exercisable for the remaining terms of the stock options. The amended and restated Plan provides that all stock options held by an employee will immediately vest upon termination of employment due to death or disability and those stock options will remain exercisable for the remaining terms of the options.

The terms of approximately 1.7 million stock options, representing substantially all outstanding stock options granted after 1994 but before 1999, and from April 15, 2003, through April 14, 2004, were modified by the Plan amendments with respect to termination of employment due to death or disability. Because we are unable to estimate which employees, if any, will benefit from these modifications, the intrinsic-value based method of APB 25 requires us to record compensation expense for any such options that are held by an employee at the time their employment is terminated due to death or disability. Such compensation expense would be measured by the difference between the market price of our Class A Common Shares on the date of the modification and the exercise prices of the modified stock options held by the employee. No compensation expense would be recognized if such stock options were exercised or forfeited prior to termination of employment due to death or disability.

Under the terms of the prior Plan, a change in control of The E.W. Scripps Company resulted in immediate vesting of all stock options held by employees, while a change in control of a subsidiary or division thereof (“subsidiary”) alone did not trigger vesting of stock options held by employees of that subsidiary. Vested stock options held by employees of a subsidiary whose employment was terminated due to a change in control of that subsidiary were exercisable for a period of 90 days. The amended and restated plan provides that all stock options held by an employee of a subsidiary will vest and remain exercisable for the remaining terms of the stock options upon termination of employment due to a change in control of that subsidiary.

The Plan amendments with respect to termination of employment due to change in control modified the terms of approximately 2.3 million stock options held by employees of subsidiary companies. Approximately 0.7 million of those stock options were also modified by the plan amendments with respect to termination of employment due to death or disability. Because we are unable to estimate which employees may benefit from the Plan modifications, the intrinsic-value based method of APB 25 requires us to record compensation expense for any such stock options that are held by an employee of a subsidiary company at the time their employment is terminated due to a change in control of that subsidiary. Such compensation expense would be measured by the difference between the market price of our Class A Common Shares on the date of the modification and the exercise prices of the modified stock options held by the employee. No compensation expense would be recognized if such options were exercised or forfeited prior to termination of employment due to a change in control.

While we measure compensation expense in our financial statements using the intrinsic-value based method of APB 25, we must also report pro forma net income and earnings per share assuming we had used the fair-value based methods of FAS 123. Both the amount of compensation expense and the timing of recognition of compensation expense resulting from the Plan modifications is different if fair-value based methods are used instead of intrinsic-value based methods. Under the fair-value based method, Plan modifications are accounted for as the retirement of the outstanding stock options and the issuance of new stock options at the modification date. The fair value of the modified stock options exceeds the fair value of the stock options held as of the date of the modifications by approximately $2.8 million. That compensation expense is recognized over the remaining vesting period of the stock options, or immediately for vested stock options. Included in the pro forma effects of stock option modifications in the preceding table is a $0.9 million after-tax charge for modified vested options.

Under current Financial Accounting Standard Board proposals, we will be required to account for options using the fair value provisions of FAS 123, as amended, beginning in 2005. Compensation expense recognized in 2005 and later related to the Plan modifications will be based upon the fair-value based methods of FAS 123, as amended, rather than the intrinsic-value based methods of APB 25.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2004	2003	2004	2003
Basic weighted-average shares outstanding	81,136	80,156	80,986	80,027
Effect of dilutive securities:
Unvested restricted stock held by employees	170	163	177	157
Stock options held by employees and directors	1,275	1,014	1,220	981

Diluted weighted-average shares outstanding	82,581	81,333	82,383	81,165

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. ACCOUNTING CHANGES

In 2003 we adopted FAS 132 (Revised) (“FAS 132-R”) - Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires new disclosures in annual financial statements relating to plan assets, investment strategy, plan obligations, cash flows, and the components of net periodic benefit costs and requires certain disclosures to be included in interim financial statements. FAS 132-R also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. Additional disclosures regarding expected future benefit payments will become effective for fiscal years ending after June 15, 2004.

Effective June 30, 2004, we adopted Emerging Issues Task Force Issue (“EITF”) No. 03-01 - The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. An impairment is considered other than temporary unless positive evidence indicating that the carrying value of the investment is recoverable in a reasonable time outweighs negative evidence to the contrary. The EITF also requires cost-basis investments to be tested for impairment whenever an indication of impairment is present. Adoption of the EITF had no effect on our financial statements.

3. ACQUISITIONS

2004	-	On April 14, 2004, we acquired Summit America. Summit America owns a 30% minority interest in Shop At Home and owns and operates five Shop At Home-affiliated broadcast television stations. The acquisition provided us with complete ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

We paid $4.05 in cash per fully-diluted outstanding share of Summit America common stock, or approximately $180 million, which we financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities. We also assumed Summit America’s obligations to us under the $47.5 million secured loans and the $3 million in redeemable preferred stock extended to Summit America as part of the 2002 acquisition of the controlling interest in Shop At Home.

2003	-	In the first quarter of 2003, we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition. The allocation of the purchase price to the Summit America assets and liabilities is based upon preliminary appraisals and estimates of the tax basis of the assets acquired, and is therefore subject to change.

	Six months ended June 30,
( in thousands )	2004	2003
Current assets	$388
Property, plant and equipment	8,360
Indefinite-lived intangible assets	180,450
Amortizable intangible assets	1,790
Goodwill	55,721	$2,885
Other assets	25
Net operating loss carryforwards	31,008

Total assets acquired	277,742	2,885
Current liabilities	(904)
Deferred income taxes	(48,152)
Obligations under notes receivable and redeemable preferred stock	(48,424)
Minority interest retired		619

Cash paid	$180,262	$3,504

Results of operations of Summit America are included in our Consolidated Statements of Income from the date of acquisition. Pro forma results of operations, assuming the acquisition had been completed as of the beginning of each period are not presented because the combined results of operations would not be significantly different than the reported amounts.

4. INVESTMENT RESULTS AND OTHER ITEMS

Reported results of operations include the following items which affect the comparability of year-over-year results.

2004 - Second quarter and year-to-date operating results include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. The gain on sale had previously been deferred while the station continued to use the facility until construction of a new production facility was complete. Net income was increased by $7.0 million, $.08 per share.

Year-to-date other investment results represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.12 per share.

2003 - Second quarter and year-to-date other investment results in 2003 were a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain investments in development-stage businesses. Other investment results reduced net income by $2.1 million, $.03 per share.

5. INCOME TAXES

Food Network is operated under the terms of a general partnership agreement. Fine Living and Shop At Home are limited liability companies (“LLC”) and are treated as partnerships for tax purposes. As a result, federal and state income taxes for these “pass-through” entities accrue to the individual partners. Accordingly, our federal and state income tax returns include only our proportionate share of the taxable income or loss of pass-through entities. Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Consolidated income before income tax consisted of the following:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2004	2003	2004	2003
Income allocated to Scripps	$141,586	$110,024	$257,600	$196,730
Income of pass-through entities allocated to non-controlling interests	10,988	2,722	18,605	4,059

Income before income taxes	$152,574	$112,746	$276,205	$200,789

The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discreet transactions in the interim period. To determine the annual effective income tax rate for the full year period we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income before income tax is greater or less than what was estimated or if the allocation of income to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income before income tax for the full year and the jurisdictions in which we expect that income will be taxed.

Information regarding our expected effective income tax rate for the full year of 2004 and the actual effective income tax rate for the full year of 2003 is as follows:

	2004	2003
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.5	3.8
Income of pass-through entities allocated to non-controlling interests	(2.4)	(1.1)
Changes in estimates for prior year income taxes		(5.0)
Adjustment of state net operating loss carryforward valuation allowance		(1.4)
Miscellaneous	0.2	1.3

Effective income tax rate	36.3%	32.6%

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2004	2003	2004	2003
Current:
Federal	$40,887	$24,706	$71,026	$37,630
State and local	7,904	6,853	14,429	12,646
Foreign	1,527	1,658	2,964	2,944

Total	50,318	33,217	88,419	53,220
Tax benefits of compensation plans allocated to additional paid-in-capital	6,394	6,279	9,623	8,929

Total current income tax provision	56,712	39,496	98,042	62,149

Deferred:
Federal	(1,732)	8,421	(4,103)	18,109
Other	(90)	1,427	379	2,212

Total	(1,822)	9,848	(3,724)	20,321
Deferred tax allocated to other comprehensive income	(401)	(4,672)	5,041	(3,290)

Total deferred income tax provision	(2,223)	5,176	1,317	17,031

Provision for income taxes	$54,489	$44,672	$99,359	$79,180

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Property, plant and equipment	$45,963	$37,340	$53,658
Goodwill and other intangible assets	194,421	161,348	134,316
Network distribution incentives	5,698	11,553	9,200
Investments, primarily gains and losses not yet recognized for tax purposes	18,808	8,750	451
Accrued expenses not deductible until paid	(12,443)	(10,035)	(12,338)
Deferred compensation and retiree benefits not deductible until paid	(27,911)	(23,919)	(33,637)
Other temporary differences, net	(6,933)	(7,680)	(15,196)

Total	217,603	177,357	136,454
Federal net operating loss carryforwards	(27,503)
State net operating loss carryforwards	(14,061)	(14,406)	(13,074)
Valuation allowance for state deferred tax assets	4,543	4,203	9,209

Net deferred tax liability	$180,582	$167,154	$132,589

At the date of acquisition Summit America had federal net operating loss carryforwards totaling $86.6 million which expire between 2020 and 2024. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition Summit America had state tax loss carryforwards totaling $45.3 million. State net operating loss carryforwards totaled $438 million at June 30, 2004. Our state tax loss carryforwards expire between 2004 and 2022.

Federal and state tax loss carryforwards are recognized as deferred tax assets, subject to valuation allowances. We generally file separate state income tax returns for each subsidiary company. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company. At each balance sheet date we estimate the amount of state net operating loss carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused state net operating loss carryforwards is included in the valuation allowance.

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

The JOAs generally provide for renewals unless an advance termination notice ranging from two to five years is given to either party. Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007.

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

7. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	June 30, 2004	As of December 31, 2003	June 30, 2003
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$35,456	$36,283	$32,451
Digital Theater Systems (554,000 common shares)		13,690
Other available-for-sale securities	6,015	3,932	6,470

Total available-for-sale securities	41,471	53,905	38,921
Denver JOA	175,029	181,968	182,007
FOX Sports Net South and other joint ventures	14,009	13,302	9,267
Summit America preferred stock, at cost plus accrued dividends		3,240	3,150
Other equity securities	8,907	9,240	15,253

Total investments	$239,416	$261,655	$248,598

Unrealized gains (losses) on securities available for sale	$9,646	$23,749	$7,087

Note receivable from Summit America, at initial fair value plus accreted discount		$44,750	$44,000

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of June 30, 2004, there were no unrealized losses on our available-for-sale securities. In the third quarter of 2003, Digital Theater Systems (“DTS”) completed an initial public offering of its common stock. This investment had previously been included in the other equity securities category. We sold our investment in DTS during the first quarter of 2004. See Note 4.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at June 30, 2004, however, many of the investees have had no rounds of equity financing in recent years. There can be no assurance we would realize the carrying values of these securities upon their sale.

In connection with the October 2002 acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends were deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition was accreted to income over the term of the note. In connection with our acquisition of Summit America, we agreed to assume Summit America’s obligations to us under the note and redeemable preferred stock.

8. PROPERTY, PLANT AND EQUIPMENT

Property,	plant and equipment consisted of the following:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Land and improvements	$53,561	$52,904	$52,573
Buildings and improvements	272,824	249,116	268,851
Equipment	639,674	630,712	613,607

Total	966,059	932,732	935,031
Accumulated depreciation	467,127	454,270	467,770

Net property, plant and equipment	$498,932	$478,462	$467,261

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Goodwill	$1,230,152	$1,174,431	$1,173,994

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	5,887	4,757	23,308
Customer lists	6,410	5,753	5,753
Other	7,527	7,525	7,525

Total carrying amount	19,824	18,035	36,586

Accumulated amortization:
Acquired network distribution	(3,484)	(2,822)	(20,026)
Customer lists	(3,140)	(2,651)	(2,148)
Other	(5,121)	(4,934)	(4,703)

Total accumulated amortization	(11,745)	(10,407)	(26,877)

Total amortizable intangible assets	8,079	7,628	9,709

Other indefinite-lived intangible assets:
Network affiliation	26,748	26,748	26,748
FCC licenses	205,622	25,622	25,622
Other	3,572	3,122	2,872

Total other indefinite-lived intangible assets	235,942	55,492	55,242

Pension liability adjustments	169	169	1,563

Total other intangible assets	244,190	63,289	66,514

Total goodwill and other intangible assets	$1,474,342	$1,237,720	$1,240,508

Activity related to goodwill and other intangible assets by business segment was as follows:

( in thousands )	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109
Memphis minority interest	2,885					2,885

Balance as of June 30, 2003	$783,710	$141,201	$219,367	$29,698	$18	$1,173,994

Balance as of December 31, 2003	$783,710	$141,201	$219,367	$30,135	$18	$1,174,431
Summit America acquisition				55,721		55,721

Balance as of June 30, 2004	$783,710	$141,201	$219,367	$85,856	$18	$1,230,152

Amortizable intangible assets:
Balance as of December 31, 2002	$3,772	$3,337	$223	$3,668		$11,000
Additions	119		918			1,037
Amortization	(344)	(1,173)	(63)	(748)		(2,328)

Balance as of June 30, 2003	$3,547	$2,164	$1,078	$2,920		$9,709

Balance as of December 31, 2003	$3,333	$1,110	$999	$2,186		$7,628
Summit America acquisition				1,790		1,790
Other additions	136					136
Amortization	(346)	(297)	(37)	(795)		(1,475)

Balance as of June 30, 2004	$3,123	$813	$962	$3,181		$8,079

Other indefinite-lived intangible assets:
Balance as of December 31, 2002	$1,153	$659	$52,370	$1,050		$55,232
Additions		10				10

Balance as of June 30, 2003	$1,153	$669	$52,370	$1,050		$55,242

Balance as of December 31, 2003	$1,153	$919	$52,370	$1,050		$55,492
Summit America acquisition				180,450		180,450

Balance as of June 30, 2004	$1,153	$919	$52,370	$181,500		$235,942

Amortizable intangible assets acquired in the Summit America acquisition include customer lists and network distribution relationships which are amortized over three years. Indefinite-lived assets acquired primarily consist of FCC licenses and trade and domain names. The allocation of the Summit America purchase price is based upon preliminary appraisals and estimates of the tax basis of the assets acquired and are subject to change.

Goodwill acquired in the Summit America acquisition was assigned to the Shop At Home business segment. Goodwill assigned in 2003 relates to the acquisition of minority interest in our Memphis newspaper. Goodwill acquired in these acquisitions is not expected to be deductible for income tax purposes.

Estimated amortization expense of intangible assets for each of the next five years, excluding the effects of any acquisition subsequent to June 30, 2004, is expected to be $1.4 million for the remainder of 2004, $2.1 million in 2005, $1.1 million in 2006, $0.6 million in 2007, $0.5 million in 2008 and $2.4 million in later years.

10. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Cost of programs available for broadcast	$753,721	$681,079	$631,706
Accumulated amortization	504,453	443,310	414,407

Total	249,268	237,769	217,299
Progress payments on programs not yet available for broadcast	61,169	49,625	67,348

Total programs and program licenses	$310,437	$287,394	$284,647

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contacts to purchase or license programs not yet available for broadcast totaled approximately $235 million at June 30, 2004. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $56.8 million in the second quarter of 2004 and $44.2 million in the second quarter of 2003. Year to date progress payments and capitalized programs totaled $102 million in 2004 and $82.5 million in 2003.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2004	$70,535	$34,478	$105,013
2005	92,390	89,287	181,677
2006	51,453	68,159	119,612
2007	24,436	53,552	77,988
2008	9,321	40,256	49,577
Later years	1,133	10,727	11,860

Total	$249,268	$296,459	$545,727

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national networks will continue to produce and license additional programs.

11. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Network launch incentives	$332,278	$332,876	$299,642
Accumulated amortization	147,479	135,540	122,082

Net book value	184,799	197,336	177,560
Unbilled affiliate fees	25,761	24,286	17,668

Total unamortized network distribution incentives	$210,560	$221,622	$195,228

We capitalized launch incentive payments in the second quarter totaling $1.6 million in 2004 and $0.2 million in 2003. Capitalized launch incentives were $2.0 million year to date in 2004 and $3.5 million year to date in 2003.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2004	2003	2004	2003
Amortization of network launch incentives	$6,507	$6,137	$12,882	$12,215

Estimated amortization for the next five years is as follows:
Remainder of 2004				$14,017
2005				31,581
2006				28,935
2007				20,448
2008				22,359
Later years				67,459

Total				$184,799

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Variable-rate credit facilities	$119,882	$50,187	$166,337
$100 million, 6.625% notes, due in 2007	99,953	99,946	99,938
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,478	99,430	99,382
$200 million, 5.75% notes, due in 2012	198,997	198,934	198,871
Other notes	7,794	10,318	12,793

Total face value of long-term debt less discounts	576,104	508,815	627,321
Fair market value of interest rate swap	(672)	302	1,686

Total long-term debt	$575,432	$509,117	$629,007

As of June 30, 2004, we had Competitive Advance and Revolving Credit Facilities (the “Revolver”) and a commercial paper program that collectively permitted aggregate borrowings up to $575 million (the “Variable-Rate Credit Facilities”). The Revolver consisted of two facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 and the second a $200 million facility expiring in 2007. Borrowings under the Revolver were available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver was primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 1.3% at June 30, 2004, 1.1% at December 31, 2003, and 1.2% at June 30, 2003.

On July 30, 2004, the Revolver was replaced with a single credit facility that permits $450 million in aggregate borrowings and expires in July 2009. There were no other material changes in the terms and conditions of the facility.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of June 30, 2004.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 1.9% at June 30, 2004, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

13. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )	June 30, 2004	As of December 31, 2003	June 30, 2003
Program rights payable	$34,822	$30,758	$47,474
Employee compensation and benefits	77,257	75,310	87,891
Network distribution incentives	49,854	76,668	50,551
Minority interests	51,629	32,460	23,794
Deferred gain on sale of WCPO production facility		7,649	7,649
Other	14,758	15,238	17,859

Total other liabilities and minority interests	228,320	238,083	235,218
Current portion of other liabilities	86,360	86,506	102,188

Other liabilities and minority interests (less current portion)	$141,960	$151,577	$133,030

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

In 2002, we sold our Cincinnati television station production facility to the City of Cincinnati for $7.8 million in cash. The gain on the sale of the facility of $7.6 million was deferred until our station relocated to its new production facility. Our station relocated to its new production facility in May 2004. A pre-tax gain of $11.1 million, including incentive payments for relocating prior to June 1, 2004, was recognized in the second quarter of 2004. See Note 4.

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Six months ended June 30,
( in thousands )	2004	2003
Other changes in certain working capital accounts, net:
Accounts receivable	$(21,676)	$(11,750)
Prepaid and accrued pension expense	10,662	(9,406)
Inventories	(1,504)	(7,009)
Accounts payable	1,122	5,365
Accrued income taxes	2,756	12,830
Accrued employee compensation and benefits	(7,756)	(9,274)
Accrued interest	34	(272)
Other accrued liabilities	5,541	3,184
Other, net	650	(2,425)

Total	$(10,171)	$(18,757)

15. EMPLOYEE BENEFIT PLANS

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

Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$4,931	$4,262	$9,862	$8,524
Interest cost	5,879	5,403	11,746	10,806
Expected return on plan assets, net of expenses	(5,536)	(5,077)	(11,072)	(10,154)
Net amortization and deferral	1,622	1,406	3,243	2,812

Total for defined benefit plans	6,896	5,994	13,779	11,988
Multi-employer plans	116	133	239	243
Defined contribution plans	1,803	1,603	3,559	3,212

Total	$8,815	$7,730	$17,577	$15,443

We made contributions of $2.0 million to our defined benefit plans in the first half of 2004. We anticipate contributing $3.0 million to meet minimum funding requirements of the defined benefit plans during the remainder of fiscal 2004. We may also elect to make additional contributions to our defined benefit pension plans.

16. SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services. See Note 1.

The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Each of our segments may provide advertising, programming or other services to our other business segments. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash, cash equivalent and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.

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

Information regarding our business segments follows:

( in thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Segment operating revenues:
Newspapers managed solely by us	$174,723	$172,828	$353,196	$345,374
Newspapers operated pursuant to JOAs	59	67	117	118

Total newspapers	174,782	172,895	353,313	345,492
Scripps Networks	192,820	141,923	351,589	258,493
Broadcast television	87,379	78,870	163,037	149,043
Shop At Home	66,307	56,638	140,286	114,955
Licensing and other media	26,028	24,520	52,747	52,057

Total operating revenues	$547,316	$474,846	$1,060,972	$920,040

Segment profit (loss):
Newspapers managed solely by us	$50,922	$56,518	$104,166	$113,294
Newspapers operated pursuant to JOAs	7,636	10,972	13,488	17,579

Total newspapers	58,558	67,490	117,654	130,873
Scripps Networks	87,535	55,944	149,840	97,544
Broadcast television	28,215	24,522	45,442	40,128
Shop At Home	(2,740)	(5,607)	(6,361)	(11,540)
Licensing and other media	4,361	4,617	8,631	8,488
Corporate	(10,040)	(7,116)	(18,658)	(15,262)

Total segment profit	165,889	139,850	296,548	250,231
Depreciation and amortization of intangibles	(16,294)	(17,116)	(32,031)	(33,092)
Gain on sale of production facility	11,148		11,148
Interest expense	(8,272)	(7,832)	(15,667)	(15,835)
Interest and dividend income	303	1,266	1,530	2,644
Other investment results, net of expenses		(3,200)	14,674	(3,200)
Miscellaneous, net	(200)	(222)	3	41

Income before income taxes and minority interests	$152,574	$112,746	$276,205	$200,789

Depreciation:
Newspapers managed solely by us	$5,101	$5,859	$10,322	$11,430
Newspapers operated pursuant to JOAs	298	321	594	642

Total newspapers	5,399	6,180	10,916	12,072
Scripps Networks	2,569	2,482	5,144	4,944
Broadcast television	4,883	5,029	9,499	9,679
Shop At Home	1,926	1,536	3,591	2,645
Licensing and other media	162	165	320	323
Corporate	543	553	1,086	1,101

Total depreciation	$15,482	$15,945	$30,556	$30,764

Amortization of intangibles:
Newspapers managed solely by us	$106	$107	$212	$211
Newspapers operated pursuant to JOAs	67	66	134	133

Total newspapers	173	173	346	344
Scripps Networks	150	588	297	1,173
Broadcast television	18	32	37	63
Shop At Home	471	378	795	748

Total amortization of intangibles	$812	$1,171	$1,475	$2,328

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Additions to property, plant and equipment:
Newspapers managed solely by us	$5,374	$6,862	$14,216	$21,939
Newspapers operated pursuant to JOAs	228	91	338	198

Total newspapers	5,602	6,953	14,554	22,137
Scripps Networks	10,695	2,011	14,602	2,400
Broadcast television	4,397	7,815	9,320	11,941
Shop At Home	1,213	392	3,039	1,713
Licensing and other media	128	74	205	161
Corporate	477	628	568	1,196

Total additions to property, plant and equipment	$22,512	$17,873	$42,288	$39,548

Business acquisitions and other additions to long-lived assets:
Newspapers managed solely by us				$3,504
Newspapers operated pursuant to JOAs		$40		80

Total newspapers		40		3,584
Scripps Networks	$58,441	44,392	$104,064	85,407
Broadcast television		918		918
Shop At Home	228,686		228,686
Investments	588	23	588	534

Total	$287,715	$45,373	$333,338	$90,443

Assets:
Newspapers managed solely by us			$1,089,164	$1,080,033
Newspapers operated pursuant to JOAs			191,471	196,714

Total newspapers			1,280,635	1,276,747
Scripps Networks			937,188	822,009
Broadcast television			495,088	487,334
Shop At Home			354,710	154,919
Licensing and other media			23,165	27,200
Investments			50,674	54,173
Corporate			89,834	77,982

Total assets			$3,231,294	$2,900,364

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

17. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2002	4,840,034	$54.39	$16 - 78

Options granted during the period	1,099,100	80.05	80 - 85
Options exercised during the period	(524,794)	40.06	16 - 76

Options outstanding at June 30, 2003	5,414,340	$60.99	$16 - 85

Options outstanding at December 31, 2003	5,173,895	$61.97	$18 - 93

Options granted during the period	1,051,750	98.58	97 - 108
Options exercised during the period	(478,902)	48.37	19 - 85
Options forfeited during the period	(60,983)	68.80	35 - 93

Options outstanding at June 30, 2004	5,685,760	$69.82	$18 - 108

Substantially all options granted prior to 2002 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

Year of Grant	Options Outstanding			Options Exercisable
	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1994 - expire in 2004	38,700	$18 - 19	$18.94	38,700	$18 - 19	$18.94
1996 - expire in 2006	13,000	26 - 27	26.27	13,000	26 - 27	26.27
1997 - expire in 2007	251,100	34 - 42	34.86	251,100	34 - 42	34.86
1998 - expire in 2008	329,950	39 - 54	47.28	329,950	39 - 54	47.28
1999 - expire in 2009	426,763	42 - 50	47.11	426,763	42 - 50	47.11
2000 - expire in 2010	685,733	43 - 60	49.44	685,733	43 - 60	49.44
2001 - expire in 2011	812,942	58 - 70	64.24	808,042	58 - 70	64.23
2002 - expire in 2012	995,221	73 - 78	75.32	780,725	73 - 78	75.33
2003 - expire in 2013	1,080,601	80 - 93	80.21	416,707	80 - 86	80.00
2004 - expire in 2014	1,051,750	97 - 108	98.58	55,000	106	106.00

Total options on number of shares	5,685,760	$18 - 108	$69.82	3,805,720	$18 - 106	$60.25

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2002	328,376	$55.77	$43 - 77

Shares awarded during the period	161,819	78.92	79 - 81
Shares vested during the period	(135,664)	49.84	43 - 77
Shares forfeited during the period	(1,700)	50.67	50 - 57

Unvested shares at June 30, 2003	352,831	$69.12	$44 - 81

Unvested shares at December 31, 2003	302,968	$70.07	$45 - 93

Shares awarded during the period	59,290	96.79	95 - 107
Shares vested during the period	(103,027)	65.31	45 - 106
Shares forfeited during the period	(2)	52.08	52

Unvested shares at June 30, 2004	259,229	$78.27	$45 - 107

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the condensed notes to the consolidated financial statements. You should read this discussion in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed notes to the consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

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

At Scripps Networks, we continue to invest in high quality, original programming, to undertake marketing campaigns designed to increase awareness of our national networks, and to expand distribution of DIY and Fine Living. In June 2004, HGTV achieved a 1.0 viewership rating and averaged 830,000 viewers each night during primetime while primetime viewership at Food Network was up 19% with a nightly average of 600,000 households according to A.C. Nielsen Company (“Nielsen”) ratings. DIY and Fine Living are not yet rated by Nielsen, however we estimate DIY could be seen in about 29 million homes in June 2004. DIY is on track to reach 30 million homes by the end of the year. Fine Living is available in 23 million households and can be seen in all of the country’s top 50 markets.

At Shop At Home, we continue to create a commerce platform that complements our portfolio of lifestyle networks. Sales of home and cookware products were approximately 9% of Shop At Home total revenue in the year-to-date period of 2004 compared to 6% in the year-to-date period of 2003.

At our newspapers, a number of industry related economic factors have continued to hold back profits, including higher newsprint and employee benefit costs. To maintain competitive positions in our newspapers markets, we have introduced a number of new product initiatives. Examples include new zoned sections in Memphis and a popular Spanish-language publication in Ventura County. We are continuing to achieve significant increases in advertising revenues for these types of publications in hopes of offsetting some of the declines in traditional advertising revenues.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our four business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-30 through F-39.

Consolidated Results of Operations - Consolidated results of operations were as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to- Date Change	2003
Operating revenues	$547,316	15.3%	$474,846	$1,060,972	15.3%	$920,040
Costs and expenses	(401,639)	(12.3)%	(357,507)	(801,299)	(12.9)%	(709,873)
Depreciation and amortization of intangibles	(16,294)	4.8%	(17,116)	(32,031)	3.2%	(33,092)
Gain on sale of production facility	11,148			11,148

Operating income	140,531	40.2%	100,223	238,790	34.9%	177,075
Interest expense	(8,272)	(5.6)%	(7,832)	(15,667)	1.1%	(15,835)
Equity in earnings of JOAs and other joint ventures	20,212	(10.2)%	22,511	36,875	(8.0)%	40,064
Interest and dividend income	303	(76.1)%	1,266	1,530	(42.1)%	2,644
Other investment results, net of expenses			(3,200)	14,674		(3,200)
Miscellaneous, net	(200)	9.9%	(222)	3	(92.7)%	41

Income before income taxes and minority interests	152,574	35.3%	112,746	276,205	37.6%	200,789
Provision for income taxes	54,489	22.0%	44,672	99,359	25.5%	79,180

Income before minority interests	98,085	44.1%	68,074	176,846	45.4%	121,609
Minority interests	11,661		3,341	19,903		4,187

Net income	$86,424	33.5%	$64,733	$156,943	33.7%	$117,422

Net income per diluted share of common stock	$1.05	31.3%	$.80	$1.91	31.7%	$1.45

The increase in operating revenues was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks, increases in merchandise sales at Shop At Home and the return of political advertising at our broadcast television stations. The growth in advertising revenues at Scripps Networks was primarily driven by increased viewership of our national networks. The growth in affiliate fee revenues at Scripps Networks is attributed to scheduled rate increases and wider distribution of our networks.

Increases in cost and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, increases in costs of merchandise sold at Shop At Home, increases in newsprint prices and increases in disability, pension and health costs provided to our employees.

Second quarter and year-to-date operating results include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. Net income was increased by $7.0 million, $.08 per share.

Interest expense in the second quarter increased due to additional borrowings for the Summit America acquisition and higher interest costs on deferred compensation and other employee benefits.

Second quarter and year-to-date equity in earnings of JOAs includes a $2.5 million accrual the company recorded as a result of a court judgment involving The Birmingham News Co. Our newspaper, the Birmingham Post-Herald, is the minority, non-managing partner under a JOA with the Birmingham News Co.

Year-to-date other investment results represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.12 per share.

Information regarding our effective tax rate is a follows:

( in thousands )	Quarter Period			Year-to-Date
	2004	Change	2003	2004	Change	2003
Income before income taxes and minority interests as reported	$152,574	35.3%	$112,746	$276,205	37.6%	$200,789
Income allocated to non-controlling interests	10,988		2,722	18,605		4,059

Income allocated to Scripps	$141,586		$110,024	$257,600		$196,730

Provision for income taxes	$54,489	22.0%	$44,672	$99,359	25.5%	$79,180

Effective income tax rate as reported	35.7%		39.6%	36.0%		39.4%
Effective income tax rate on income allocated to Scripps	38.5%		40.6%	38.6%		40.3%

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

The effective tax rate also decreased in 2004 due to lower effective state tax rates. We expect the effective tax rate will be between 36.0% and 36.5% for the full year of 2004.

Minority interest increased in the second quarter and year-to-date periods primarily due to the operating performance of Food Network and profits being allocated based upon residual interests. Prior to the fourth quarter of 2003, Food Network profits were allocated solely to Class A partnership interests, of which we own approximately 87%. During the fourth quarter of 2003, Food Network profits began to be allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. In the third quarter of 2004, we expect minority interest will be between $8 and $9 million.

Business Segment Results - As discussed in Note 16 to the Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profits. Segment profits excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Segment operating revenues:
Newspapers managed solely by us	$174,723	1.1%	$172,828	$353,196	2.3%	$345,374
Newspapers operated pursuant to JOAs	59	(11.9)%	67	117	(0.8)%	118

Total newspapers	174,782	1.1%	172,895	353,313	2.3%	345,492
Scripps Networks	192,820	35.9%	141,923	351,589	36.0%	258,493
Broadcast television	87,379	10.8%	78,870	163,037	9.4%	149,043
Shop At Home	66,307	17.1%	56,638	140,286	22.0%	114,955
Licensing and other media	26,028	6.2%	24,520	52,747	1.3%	52,057

Total operating revenues	$547,316	15.3%	$474,846	$1,060,972	15.3%	$920,040

Segment profit (loss):
Newspapers managed solely by us	$50,922	(9.9)%	$56,518	$104,166	(8.1)%	$113,294
Newspapers operated pursuant to JOAs	7,636	(30.4)%	10,972	13,488	(23.3)%	17,579

Total newspapers	58,558	(13.2)%	67,490	117,654	(10.1)%	130,873
Scripps Networks	87,535	56.5%	55,944	149,840	53.6%	97,544
Broadcast television	28,215	15.1%	24,522	45,442	13.2%	40,128
Shop At Home	(2,740)	51.1%	(5,607)	(6,361)	44.9%	(11,540)
Licensing and other media	4,361	(5.5)%	4,617	8,631	1.7%	8,488
Corporate	(10,040)	(41.1)%	(7,116)	(18,658)	(22.3)%	(15,262)

Total segment profit	165,889	18.6%	139,850	296,548	18.5%	250,231
Depreciation and amortization of intangibles	(16,294)	4.8%	(17,116)	(32,031)	3.2%	(33,092)
Gain on sale of production facility	11,148			11,148
Interest expense	(8,272)		(7,832)	(15,667)		(15,835)
Interest and dividend income	303		1,266	1,530		2,644
Other investment results, net of expenses			(3,200)	14,674		(3,200)
Miscellaneous, net	(200)		(222)	3		41

Income before income taxes and minority interests	$152,574	35.3%	$112,746	$276,205	37.6%	$200,789

Discussions of the operating performance of each of our reportable business segments begin on page F-32.

Compliance with the Sarbanes-Oxley Act led to the increase in corporate expenses in 2004. Partly as a result of the continued cost of compliance with the Act, corporate expenses are expected to increase approximately $1 million year-over-year in the third quarter of 2004 and $4 million to $5 million for the full year of 2004.

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

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Newspapers:
Equity in earnings of JOAs	$17,277	(14.5)%	$20,201	$32,722	(8.7)%	$35,842
Equity in earnings (loss) of joint ventures	(35)			(75)
Scripps Networks:
Equity in earnings of joint ventures	2,970	28.6%	2,310	4,228	0.1%	4,222

Total equity in earnings of JOAs and other joint ventures	$20,212	(10.2)%	$22,511	$36,875	(8.0)%	$40,064

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Depreciation and amortization:
Newspapers managed solely by us	$5,207	(12.7)%	$5,966	$10,534	(9.5)%	$11,641
Newspapers operated pursuant to JOAs	365	(5.7)%	387	728	(6.1)%	775

Total newspapers	5,572	(12.3)%	6,353	11,262	(9.3)%	12,416
Scripps Networks	2,719	(11.4)%	3,070	5,441	(11.1)%	6,117
Broadcast television	4,901	(3.2)%	5,061	9,536	(2.1)%	9,742
Shop At Home	2,397	25.2%	1,914	4,386	29.3%	3,393
Licensing and other media	162	(1.8)%	165	320	(0.9)%	323
Corporate	543	(1.8)%	553	1,086	(1.4)%	1,101

Total depreciation and amortization	$16,294	(4.8)%	$17,116	$32,031	(3.2)%	$33,092

Gain on sale of broadcast television producton facility	$11,148			$11,148

Interest and dividend income:
Newspapers managed solely by us	$66		$86	$127		$233
Newspapers operated pursuant to JOAs	5		4	11		10

Total newspapers	71		90	138		243
Summit America note	173		1,131	1,306		2,325
Other	59		45	86		76

Total interest and dividend income	$303		$1,266	$1,530		$2,644

Newspapers - We operate 21 daily newspapers in 19 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

Newspapers managed solely by us: The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee and newsprint costs are the primary expenses at each newspaper. Declines in circulation and readership of daily newspapers have resulted in a loss of advertising market share throughout the newspaper industry. Further declines in circulation and readership in our newspaper markets could adversely affect our newspapers.

The trends and underlying economic conditions affecting the operating performance of any of our newspapers are substantially the same as those affecting all of our newspapers. Our newspaper operating performance is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets. From time-to-time, individual newspapers may perform better or worse than our newspaper group as a whole due to specific conditions at that newspaper or within its local economy. The operating performance of our Memphis newspaper was more adversely affected by the most recent recession, and its recovery has been more sluggish than our other newspapers. However, such variances between markets do not significantly affect the overall long-term operating performance of the newspaper segment.

Operating results for newspapers managed solely by us were as follows:

( in thousands)	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Segment operating revenues:
Local	$40,602	(0.8)%	$40,948	$83,260	(0.2)%	$83,439
Classified	55,237	1.9%	54,196	110,940	3.3%	107,431
National	9,720	(2.8)%	10,003	19,268	2.5%	18,798
Preprint and other	32,956	7.1%	30,783	64,191	7.1%	59,939

Newspaper advertising	138,515	1.9%	135,930	277,659	3.0%	269,607
Circulation	32,126	(4.7)%	33,694	67,352	(2.7)%	69,256
Other	4,082	27.4%	3,204	8,185	25.7%	6,511

Total operating revenues	174,723	1.1%	172,828	353,196	2.3%	345,374

Segment costs and expenses:
Employee compensation and benefits	65,768	3.9%	63,322	131,839	4.7%	125,894
Newsprint and ink	19,779	10.7%	17,860	39,861	11.1%	35,874
Other segment costs and expenses	38,219	8.8%	35,128	77,255	9.9%	70,312

Total costs and expenses	123,766	6.4%	116,310	248,955	7.3%	232,080

Contribution to segment profit before joint ventures	50,957	(9.8)%	56,518	104,241	(8.0)%	113,294
Equity in earnings (loss) of joint ventures	(35)			(75)

Contribution to segment profit	$50,922	(9.9)%	$56,518	$104,166	(8.1)%	$113,294

Supplemental Information:

Depreciation and amortization	$5,207		$5,966	$10,534		$11,641

Capital expenditures	5,374		6,862	14,216		21,939

Business acquisitions and other additions to long-lived assets						3,504

Newspaper advertising revenues increased in 2004 as increased help wanted classified advertising and preprint and other advertising offset declines in real estate and automotive advertising. We expect newspaper advertising revenue to increase between 2% and 4% year-over-year in the third quarter of 2004.

Increases in preprint and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $4.0 million in the second quarter of 2004 compared with $2.9 million in the second quarter of 2003. Year-to-date Internet advertising revenues were $7.5 million in 2004 compared with $5.6 million in 2003. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Employee compensation and benefit expenses increased due primarily to higher employee benefit costs, including a $1.4 million year-to-date increase in health care costs and a $1.0 million year-to-date increase in long-term disability costs.

Newsprint and ink costs increased in the second quarter and year-to-date periods due to newsprint prices increasing 11% during the current year. We expect newsprint costs to increase approximately 15% year-over-year in the third quarter of 2004.

Year-to-date other costs and expenses in 2004 include a $0.9 million charge for bad debts related to the Kmart bankruptcy. In February the U.S. Court of Appeals for the 7th Circuit affirmed a U.S. District Court ruling that Kmart incorrectly paid certain companies, including many of our newspapers, which had been identified by Kmart as “critical vendors.” As a result of the ruling, Kmart has been ordered to seek recovery of those payments, which were made in 2002 after bankruptcy proceedings were initiated. The payments made to our newspapers were for advertising that was purchased and published in the company’s newspapers prior to Kmart’s bankruptcy filing.

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

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Equity in earnings of JOAs included in segment profit:
Denver	$9,232	(10.5)%	$10,310	$15,195	(6.7)%	$16,294
Cincinnati	5,551	6.2%	5,226	10,529	(2.5)%	10,800
Other	2,494	(46.5)%	4,665	6,998	(20.0)%	8,748

Total equity in earnings of JOAs included in segment profit	17,277	(14.5)%	20,201	32,722	(8.7)%	35,842
Operating revenues	59	(11.9)%	67	117	(0.8)%	118

Total	17,336	(14.5)%	20,268	32,839	(8.7)%	35,960

JOA editorial costs and expenses:
Denver	5,933	5.3%	5,634	11,815	6.6%	11,079
Cincinnati	2,029	3.7%	1,956	4,051	4.0%	3,896
Other	1,738	1.9%	1,706	3,485	2.3%	3,406

Total JOA editorial costs and expenses	9,700	4.3%	9,296	19,351	5.3%	18,381

JOAs contribution to segment profit:
Denver	3,336	(29.4)%	4,727	3,456	(34.7)%	5,296
Cincinnati	3,524	7.8%	3,270	6,479	(6.2)%	6,904
Other	776	(73.9)%	2,975	3,553	(33.9)%	5,379

Total JOA contribution to segment profit	$7,636	(30.4)%	$10,972	$13,488	(23.3)%	$17,579

Supplemental Information:

Depreciation and amortization	$365		$387	$728		$775

Capital expenditures	228		91	338		198

Second quarter and year-to-date JOA equity in earnings was reduced by a $2.5 million accrual recorded as a result of a court judgment involving The Birmingham News Co. Our newspaper, the Birmingham Post-Herald, is the minority, non-managing partner under a joint operating agreement with The Birmingham News Co. In June, the Alabama Supreme Court upheld an arbitration panel’s decision in favor of former contract newspaper carriers who challenged actions by The Birmingham News Co. that resulted in agreements with The Birmingham News Co. either not being renewed or being terminated before normal expiration.

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

While we have employed similar development strategies with each of our networks, there can be no assurance DIY and Fine Living will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996. DIY, Fine Living and our VOD and broadband initiatives are expected to reduce segment profits by approximately $18 million in the second half of 2004 and approximately $34 million for the full year of 2004.

Operating results for each of our four national networks were as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Operating revenues:
HGTV	$101,390	28.1%	$79,135	$186,488	27.7%	$146,050
Food Network	78,311	40.4%	55,781	141,453	40.1%	100,982
DIY	8,182	65.6%	4,942	14,974	77.6%	8,429
Fine Living	4,837	146.2%	1,965	8,525	202.2%	2,821
Other	100		100	149	(29.4)%	211

Total segment operating revenues	192,820	35.9%	141,923	$351,589	36.0%	$258,493

Contribution to segment profit (loss):
HGTV	56,560	39.3%	40,592	$100,561	33.4%	$75,380
Food Network	38,001	59.5%	23,828	65,084	55.9%	41,754
DIY	(1,813)	29.4%	(2,568)	(4,224)	32.5%	(6,259)
Fine Living	(5,082)	23.1%	(6,611)	(10,234)	25.2%	(13,683)
Other	(131)		703	(1,347)		352

Total segment profit	$87,535	56.5%	$55,944	$149,840	53.6%	$97,544

Homes reached in June (1):
HGTV				85,600	5.7%	81,000
Food Network				84,100	6.3%	79,100
DIY				29,000	52.6%	19,000
Fine Living				23,000	35.3%	17,000

(1)	Approximately 87 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

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

Operating results for Scripps Networks were as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Segment operating revenues:
Advertising	$157,472	34.9%	$116,771	$279,886	33.3%	$209,929
Network affiliate fees, net	33,554	43.8%	23,336	67,431	48.0%	45,557
Other	1,794	(1.2)%	1,816	4,272	42.1%	3,007

Total segment operating revenues	192,820	35.9%	141,923	351,589	36.0%	258,493

Segment costs and expenses:
Employee compensation and benefits	23,759	10.6%	21,476	45,975	11.9%	41,095
Programs and program licenses	39,742	24.4%	31,936	77,821	26.7%	61,430
Other segment costs and expenses	44,754	28.3%	34,877	82,181	31.2%	62,646

Total segment costs and expenses	108,255	22.6%	88,289	205,977	24.7%	165,171

Segment profit before joint ventures	84,565	57.7%	53,634	145,612	56.0%	93,322
Equity in income of joint ventures	2,970	28.6%	2,310	4,228	0.1%	4,222

Segment profit	$87,535	56.5%	$55,944	$149,840	53.6%	$97,544

Supplemental Information:

Billed network affiliate fees	$39,495	51.2%	$26,127	$78,807	54.0%	$51,182

Network launch incentive payments	23,722		4,203	29,394		19,938

Payments for programming less (greater) than program cost amortization	(11,972)		(5,758)	(18,555)		(14,688)

Depreciation and amortization	2,719		3,070	5,441		6,117

Capital expenditures	10,695		2,011	14,602		2,400

Business acquisitions and other additions to long-lived assets	58,441		44,392	104,064		85,407

Increased viewership of our networks led to increased demand for advertising time and higher advertising rates. Increased viewership has been driven by wider distribution of the networks and higher ratings resulting from our investments in the quality and hours of original programming and marketing campaigns to promote consumer awareness of the networks. Advertising revenues are expected to increase approximately 35% year-over-year in the third quarter of 2004.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. In addition, the charter distribution agreements for Food Network provided the programming to cable television systems without charge for the initial 10-year term of the agreement. Charter distribution agreements with cable television systems distributing our programming to approximately 25 million homes expired at the end of 2003. Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. Network affiliate fees are expected to increase approximately 40% year-over-year in the third quarter of 2004.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Fine Living and DIY.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded hours of original programming and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building viewership across all four networks is expected to increase programming and marketing expenses approximately 30% year-over-year in the third quarter of 2004.

Broadcast Television - We operate 10 broadcast television stations. Each station is located in one of the 60 largest television markets in the U.S. Nine of our television stations are affiliated with national broadcast television networks. Six are ABC affiliates and three are NBC affiliates. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Advertising provides substantially all of each station’s operating revenues. Employee and programming costs are the primary expenses. Increased viewing choices on cable and satellite television systems and the growth of alternative electronic entertainment devices has resulted in fragmentation of the viewing audience. Further audience fragmentation could adversely affect our broadcast television stations.

The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. From time-to-time, individual television stations may perform better or worse than our television station group as a whole due to specific conditions at that station or within its local economy. However, such variances do not significantly affect the overall operating performance of the broadcast television segment.

Operating results for broadcast television were as follows:

( in thousands )	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
Segment operating revenues:
Local	$50,095	4.4%	$47,997	$94,464	3.3%	$91,446
National	26,850	3.4%	25,976	49,481	2.0%	48,497
Political	6,172		847	10,324		1,008
Network compensation	2,207	2.3%	2,158	4,545	0.1%	4,540
Other	2,055	8.6%	1,892	4,223	18.9%	3,552

Total segment operating revenues	87,379	10.8%	78,870	163,037	9.4%	149,043

Segment costs and expenses:
Employee compensation and benefits	30,798	6.3%	28,960	61,428	5.7%	58,134
Programs and program licenses	11,738	5.2%	11,155	23,522	7.5%	21,887
Other segment costs and expenses	16,628	16.8%	14,233	32,645	13.0%	28,894

Total segment costs and expenses	59,164	8.9%	54,348	117,595	8.0%	108,915

Segment profit	$28,215	15.1%	$24,522	$45,442	13.2%	$40,128

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$126		$1,522	$(581)		$889

Depreciation and amortization	4,901		5,061	9,536		9,742

Capital expenditures	4,397		7,815	9,320		11,941

Business acquisitions and other additions to long-lived assets			918			918

Broadcast television operating results are significantly affected by the political cycle. Our stations, while reaching approximately 10% of U.S. television households, are located in states with 22% of the electoral vote. We operate five television stations in the key electoral states of Michigan, Ohio and Florida. We expect political advertising in the third quarter of 2004 to be between $11 and $12 million.

Local and national advertising revenue increased in 2004 over 2003 due to a stronger television advertising market and the successful development of new business in our station’s local markets. Advertising revenues, including political advertising, are expected to increase approximately 20% year-over-year in the third quarter of 2004.

Our six ABC affiliation agreements expire in 2004 through 2006. Our ABC affiliates recognized $2.1 million of network compensation revenue in the second quarter of 2004 and 2003. Year-to-date network compensation revenue was $4.4 million in 2004 and 2003. We are currently negotiating renewal of our affiliation agreements with ABC. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Shop At Home - On April 14, 2004, we completed our acquisition of Summit America Television Inc. (“Summit America”). Summit America owns a 30% minority interest in Shop At Home and owns and operates five Shop At Home-affiliated broadcast television stations.

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

Operating results for Shop At Home were as follows:

	2004	Quarter Period Change	2003	2004	Year-to-Date Change	2003
( in thousands )
Segment operating revenues:
Retail merchandise	$62,304	16.3%	$53,572	$131,646	21.3%	$108,534
Shipping and handling	3,247	18.9%	2,731	7,235	25.8%	5,753
Other	756	125.7%	335	1,405	110.3%	668

Total segment operating revenues	66,307	17.1%	56,638	140,286	22.0%	114,955

Segment costs and expenses:
Cost of merchandise sold	41,235	11.6%	36,947	88,999	17.4%	75,803
Network distribution fees	13,360	(15.8)%	15,862	28,655	(8.6)%	31,343
Employee compensation and benefits	7,343	35.2%	5,433	15,473	41.9%	10,904
Other segment costs and expenses	7,109	77.6%	4,003	13,520	60.1%	8,445

Total segment costs and expenses	69,047	10.9%	62,245	146,647	15.9%	126,495

Segment profit (loss)	$(2,740)	51.1%	$(5,607)	$(6,361)	44.9%	$(11,540)

Supplemental Information:

Interest and dividend income from Summit America	$173		$1,131	$1,306		$2,325

Depreciation and amortization	2,397		1,914	4,386		3,393

Capital expenditures	1,213		392	3,039		1,713

Business acquisitions and other additions to long-lived assets	228,686			228,686

We continue to integrate management of Shop At Home with that of Scripps Networks and to shift the mix of retail products offered for sale by Shop At Home to parallel the consumer categories targeted by our lifestyle programming networks. Sales of products for the home and cookware were approximately 8% of total revenue in the second quarter of 2004 compared to 6% in the second quarter of 2003. Year-to-date sales of products for the home and cookware were approximately 9% of total revenue in 2004 compared to 6% in 2003. The improvement in 2004 operating results is partially attributed to the fact that operating results were negatively affected in 2003 after the beginning of the war in Iraq.

In connection with the acquisition of Summit America, we assumed Summit America’s obligations to us under the $47.5 million secured loan and $3 million redeemable preferred stock extended to Summit America as part of the 2002 acquisition of the controlling interest in Shop At Home. We also assumed Summit America’s rights under the Shop At Home affiliation agreements with the Summit America broadcast television stations. Accordingly, interest and dividend income from Summit America and network distribution fees paid to the Summit America broadcast television stations ceased upon the acquisition of Summit America.

Our continuing investment in Shop At Home is expected to reduce segment profits by about $6 million and net income by about $.07 per share in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Six months ended June 30,
( in thousands )	2004	2003
Net cash provided by operating activities	$160,537	$156,740
Capital expenditures	(42,288)	(39,548)
Dividends paid, including to minority interests	(31,221)	(24,799)
Other - primarily stock option proceeds	21,017	18,324

Cash flow available for acquisitions and debt repayment	$108,045	$110,717

Use of available cash flow:
Business acquisitions and net investment activity	$(170,911)	$(4,118)
Other investing activity	2,966	(362)
Increase (decrease) in long-term debt	67,171	(97,770)

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year due to improved operating performance of our business segments. Cash required for the development of our emerging brands ( DIY, Fine Living, VOD and Shop At Home) was approximately $35 million in the first half of 2004. We expect cash flow from operating activities in 2004 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On April 14, 2004, we completed the acquisition of Summit America Television Inc. for approximately $180 million in cash. The acquisition of Summit America was financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities.

In the second quarter of 2004, the Denver JOA entered into an $88 million financing arrangement with a group of banks to construct a new office building for the non-production related employees of the Denver JOA and the editorial departments of both the Rocky Mountain News and Media News Group’s (“MNG”) Denver Post. Upon completion of construction, which is expected to take approximately 24 months, the Denver JOA will lease the building for an initial term of five years. Scripps and MNG are not parties to the arrangement and have not guaranteed any of the Denver JOA’s obligations under the arrangement. At the end of the initial lease term the Denver JOA will either renegotiate an additional lease term, relocate to an alternative building or acquire the building. Relocation or acquisition of the building may require capital contributions by the JOA partners.

At June 30, 2004, we had two credit facilities, one permitting $375 million in aggregate borrowings expiring in August 2004 and the second a $200 million facility expiring in 2007. Total borrowings under the facilities were $120 million at June 30, 2004. Effective July 30th, both facilities were replaced with a single facility that permits $450 million in aggregate borrowings and expires in July 2009. There were no other material changes in the terms and conditions of the facility.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $350 million as of June 30, 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at June 30, 2004.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2004			As of December 31, 2003
( in thousands, except share data )	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$119,882	$119,882		$50,187	$50,187
$100 million, 6.625% notes, due in 2007	99,953	112,625		99,946	113,146
$50 million, 3.75% notes, due in 2008	50,000	49,328		50,000	50,302
$100 million, 4.25% notes, due in 2009	99,478	98,410		99,430	102,160
$200 million, 5.75% notes, due in 2012	198,997	208,159		198,934	214,863
Other notes	7,794	8,096		10,318	9,604

Total long-term debt including current portion	$576,104	$596,500		$508,815	$540,262

Interest rate swap	$(672)	$(672)		$302	$302

Note from Summit America, including accreted discount (c)				$44,750	$46,000

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$35,456		$29,667	$36,283
Digital Theater Systems (“DTS”) (554,000 common shares) (b)				11	13,690
Other available-for-sale securities	2,158	6,015		478	3,932

Total investments in publicly-traded companies	31,825	41,471		30,156	53,905
Summit America preferred stock (c)				3,240		(a)
Other equity securities	8,907		(a)	9,240		(a)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. However, many of the investees have not issued new equity within the past three years. There can be no assurance that we would realize the carrying value upon sale of the securities.
(b)	Our shares in DTS were sold during the first quarter of 2004.
(c)	On April 14, 2004, we completed the acquisition of Summit America Television Inc. As part of the transaction, we assumed Summit America’s obligations to us under the note and redeemable preferred stock.

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

CONTROLS AND PROCEDURES

Scripps’ management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect certain estimates and adjustments by management. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We re-evaluate our estimates and assumptions on an ongoing basis. While actual results could differ from those estimated at the time of preparation of the financial statements, we are committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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

The integrity of the internal accounting and disclosure control systems is based on written policies and procedures, the careful selection and training of qualified financial personnel, a program of internal audits and direct management review. Our disclosure control committee meets periodically to review our systems and procedures and to review our financial statements and related disclosures.

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

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item	Page
3-01	Amended Articles of Incorporation	(1)
12	Ratio of Earnings to Fixed Charges	E-2
31(a)	Rule 13a-14(a)/15d-14(a) Certifications	E-3
31(b)	Rule 13a-14(a)/15d-14(a) Certifications	E-4
32(a)	Section 1350 Certifications	E-5
32(b)	Section 1350 Certifications	E-6

(1)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 21, 2004.

E - 1