Form 10-Q/A
period 2004-06-30
SCRIPPS E W CO /DE
filed 2004-08-09
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2004 there were 63,127,763 of the Registrant’s Class A Common Shares outstanding and 18,369,113 of the Registrant’s Common Voting Shares outstanding.

EXPLANATORY NOTE

This amendment to The E.W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is being filed solely to include the number of shares of the Registrant’s Class A Common Shares outstanding as of July 31, 2004 on the cover page of this 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated:	August 9, 2004	By:	/s/ Joseph G. NeCastro
Joseph G. NeCastro Senior Vice President and Chief Financial Officer

2