Form 10-Q
period 2004-09-30
SCRIPPS E W CO /DE
filed 2004-11-02
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 29, 2004 there were 126,330,865 of the Registrant’s Class A Common Shares outstanding and 36,738,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

A Current Report on Form 8-K reporting the release of information regarding our consolidated revenue for the month ended July 31, 2004 and updating guidance previously provided in our second quarter earnings release dated July 15, 2004 and in our report on Form 10-Q for the quarter ended June 30, 2004, was filed on August 11, 2004.

A Current Report on Form 8-K reporting that the number of shares to be sold by the Scripps Trust has been increased from 6 million to 12 million as a result of the 2-for-1 stock split was filed on September 13, 2004.

A Current Report on Form 8-K reporting the release of information regarding our consolidated revenue for the month ended August 31, 2004, was filed on September 13, 2004.

A Current Report on Form 8-K reporting the release of information that, effective December 31, 2004, Alan M. Horton, Senior Vice President / Newspapers, and Stephen W. Sullivan, Vice President / Newspaper Operations, will retire and that Richard A. Boehne, Executive Vice President of Scripps, will be responsible for the day-to-day management of the newspaper division, was filed on October 8, 2004.

A Current Report on Form 8-K reporting that we have reached a definitive agreement to acquire the Great American Country network, was filed on October 13, 2004.

A Current Report on Form 8-K reporting the release of information regarding the results of operation for the quarter ended September 30, 2004, was filed on October 14, 2004.

4

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: November 1, 2004	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2004 (Unaudited)	As of December 31, 2003	September 30, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,738	$18,227	$20,222
Short-term investments	4,000
Accounts and notes receivable (less allowances - $17,804, $14,852, $18,730)	333,738	336,681	271,930
Programs and program licenses	145,909	120,721	118,189
Inventories	32,193	29,946	29,589
Deferred income taxes	22,596	25,264	20,700
Miscellaneous	33,383	16,749	16,799

Total current assets	586,557	547,588	477,429

Investments	236,307	261,655	257,687

Property, plant and equipment	496,226	478,462	470,316

Goodwill and other intangible assets:
Goodwill	1,230,622	1,174,431	1,173,994
Other intangible assets	242,814	63,289	65,445

Total goodwill and other intangible assets	1,473,436	1,237,720	1,239,439

Other assets:
Programs and program licenses (less current portion)	163,972	166,673	168,254
Unamortized network distribution incentives	204,433	221,622	196,767
Note receivable from Summit America		44,750	44,375
Prepaid pension	36,349	14,849	8,783
Miscellaneous	35,953	34,483	18,753

Total other assets	440,707	482,377	436,932

TOTAL ASSETS	$3,233,233	$3,007,802	$2,881,803

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2004 (Unaudited)	As of December 31, 2003	September 30, 2003 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,372	$73,730	$70,667
Customer deposits and unearned revenue	49,584	53,596	47,771
Accrued liabilities:
Employee compensation and benefits	64,740	62,674	56,731
Network distribution incentives	43,663	53,275	49,601
Miscellaneous	64,844	63,975	68,968
Other current liabilities	25,119	24,909	22,323

Total current liabilities	348,322	332,159	316,061

Deferred income taxes	231,234	192,418	177,693

Long-term debt (less current portion)	492,135	509,117	550,692

Other liabilities and minority interests (less current portion)	145,221	151,577	131,619

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,359,198, 125,197,894; and 124,723,896 shares	1,264	1,252	1,247
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,738,226 shares	367	367	367

Total	1,631	1,619	1,614
Additional paid-in capital	319,687	277,569	261,532
Retained earnings	1,712,263	1,546,522	1,457,125
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	3,656	15,439	13,541
Pension liability adjustments	(14,713)	(14,713)	(22,650)
Foreign currency translation adjustment	932	989	760
Unvested restricted stock awards	(7,135)	(4,894)	(6,184)

Total shareholders’ equity	2,016,321	1,822,531	1,705,738

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,233,233	$3,007,802	$2,881,803

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating Revenues:
Advertising	$338,632	$295,617	$1,056,184	$921,287
Merchandise	61,307	55,619	195,423	165,545
Network affiliate fees, net	37,073	23,490	104,504	69,047
Circulation	30,783	32,344	98,135	101,600
Licensing	17,209	18,652	59,805	59,201
Other	14,788	14,759	46,713	43,841

Total operating revenues	499,792	440,481	1,560,764	1,360,521

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	137,022	126,643	412,904	382,076
Programs and program licenses	57,259	46,047	158,602	129,364
Costs of merchandise sold	41,967	38,421	131,878	114,685
Newsprint and ink	18,615	17,473	58,476	53,347
JOA editorial costs and expenses	8,977	9,253	28,328	27,634
Other costs and expenses	131,115	111,231	406,066	351,835

Total costs and expenses	394,955	349,068	1,196,254	1,058,941

Depreciation, Amortization, and (Gains) Losses:
Depreciation	16,744	16,021	47,300	46,785
Amortization of intangible assets	1,035	1,135	2,510	3,463
Gain on sale of production facility			(11,148)

Net depreciation, amortization and (gains) losses	17,779	17,156	38,662	50,248

Operating income	87,058	74,257	325,848	251,332
Interest expense	(7,149)	(7,944)	(22,816)	(23,779)
Equity in earnings of JOAs and other joint ventures	22,341	20,830	59,216	60,894
Interest and dividend income	118	1,201	1,648	3,845
Other investment results, net of expenses			14,674	(3,200)
Miscellaneous, net	121	(340)	124	(299)

Income before income taxes and minority interests	102,489	88,004	378,694	288,793
Provision for income taxes	37,623	33,841	136,982	113,021

Income before minority interests	64,866	54,163	241,712	175,772
Minority interests	9,272	2,304	29,175	6,491

Net income	$55,594	$51,859	$212,537	$169,281

Net income per share of common stock:
Basic	$.34	$.32	$1.31	$1.06
Diluted	.34	.32	1.29	1.04

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$212,537	$169,281
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	49,810	50,248
Gain on sale of production facility, net of deferred income tax	(7,773)
Investment gains, net of deferred income tax	(9,695)	2,080
Other effects of deferred income taxes	22,494	37,766
Tax benefits of stock compensation plans	10,758	9,737
Dividends received greater than equity in earnings of JOAs and other joint ventures	5,539	13,363
Stock and deferred compensation plans	6,944	8,028
Minority interests in income of subsidiary companies	29,175	6,491
Affiliate fees billed greater than amounts recognized as revenue	17,259	9,167
Network launch incentive payments	(32,367)	(24,612)
Payments for programming less (greater) than program cost amortization	(16,111)	(26,389)
Other changes in certain working capital accounts, net	(27,064)	(1,165)
Miscellaneous, net	2,164	2,921

Net operating activities	263,670	256,916

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(180,957)	(4,728)
Additions to property, plant and equipment	(56,604)	(59,420)
Decrease (increase) in short-term investments	(4,000)
Sale of long-term investments	14,223
Proceeds from sale of production facility	3,000
Miscellaneous, net	367	3,619

Net investing activities	(223,971)	(60,529)

Cash Flows from Financing Activities:
Increase in long-term debt		50,000
Payments on long-term debt	(16,871)	(225,409)
Dividends paid	(46,796)	(36,183)
Dividends paid to minority interests	(1,091)	(1,083)
Miscellaneous, net (primarily employee stock options)	21,570	21,002

Net financing activities	(43,188)	(191,673)

Increase (decrease) in cash and cash equivalents	(3,489)	4,714

Cash and cash equivalents:
Beginning of year	18,227	15,508

End of period	$14,738	$20,222

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$23,011	$23,392
Income taxes paid	120,091	53,386
Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations	48,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended Sept. 30
As of December 31, 2002	$1,601	$217,823	$1,324,027	$(23,396)	$(4,590)	$1,515,465
Comprehensive income:
Net income			169,281			169,281	$51,859

Unrealized gains (losses), net of tax of $7,798 and $4,821				14,483		14,483	8,953
Adjustment for losses (gains) in income, net of tax of $2 and ($11)				3		3	(21)

Change in unrealized gains (losses)				14,486		14,486	8,932
Currency translation, net of tax of $303 and $3				561		561	300

Total			169,281	15,047		184,328	$61,091

Dividends: declared and paid - $.225 per share			(36,183)			(36,183)
Compensation plans, net: 1,506,618 shares issued; 112,764 shares repurchased; 6,400 shares forfeited	13	33,972			(1,594)	32,391
Tax benefits of compensation plans		9,737				9,737

As of September 30, 2003	$1,614	$261,532	$1,457,125	$(8,349)	$(6,184)	$1,705,738

As of December 31, 2003	$1,619	$277,569	$1,546,522	$1,715	$(4,894)	$1,822,531
Comprehensive income:
Net income			212,537			212,537	$55,594

Unrealized gains (losses), net of tax of ($1,732) and ($1,370)				(3,220)		(3,220)	(2,545)
Adjustment for losses (gains) in income, net of tax of ($4,611) and ($38)				(8,563)		(8,563)	(71)

Change in unrealized gains (losses)				(11,783)		(11,783)	(2,616)
Currency translation, net of tax of $105 and $211				(57)		(57)	285

Total			212,537	(11,840)		200,697	$53,263

Dividends: declared and paid - $.2875 per share			(46,796)			(46,796)
Compensation plans, net: 1,231,718 shares issued; 70,414 shares repurchased	12	31,360			(2,241)	29,131
Tax benefits of compensation plans		10,758				10,758

As of September 30, 2004	$1,631	$319,687	$1,712,263	$(10,125)	$(7,135)	$2,016,321

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

Nature of Operations - We are a diverse media concern with interests in newspaper publishing, national lifestyle television networks, broadcast television, television retailing, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, Scripps Networks, Broadcast television and Shop At Home.

Our newspaper business segment includes daily and community newspapers in 18 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. See Note 6. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations. We solely manage and operate each of the other newspapers. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers.

Scripps Networks includes our four national lifestyle television networks: Home & Garden Television (“HGTV”), Food Network, DIY - Do It Yourself Network (“DIY”) and Fine Living. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 60 largest television markets in the U.S. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods to television viewers and visitors to its Internet site. Shop At Home reaches approximately 51 million full-time equivalent households and can be viewed in more than 147 television markets, including 91 of the largest 100 television markets in the U.S. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. In 2004, we acquired Summit America Television (“Summit America”) which owned a minority interest in Shop At Home and owned and operated five television stations that exclusively broadcast Shop At Home programming. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

Financial information for each of our four business segments is presented in Note 16. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

Stock Split – On July 29, 2004, our Board of Directors authorized a two-for-one split of our shares of common stock in the form of a 100 percent stock dividend. As a result of the stock split, our shareholders received one additional share of our common stock for each share of common stock held at the close of business on August 31, 2004. All share and per share amounts in our consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

The fair value of options granted, using the Black-Scholes model and the following assumptions, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted-average fair value of options granted	$12.38	$11.34	$11.86	$10.99
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%	0.8%
Expected volatility	18.7%	22.0%	19.5%	22.0%
Risk-free rate of return	3.8%	3.8%	3.5%	3.8%
Expected life of options	6.5 years	7 years	6.5 years	7 years

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

( in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$55,594	$51,859	$212,537	$169,281
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted stock	1,055	2,049	2,774	3,324
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted stock	(1,055)	(2,049)	(2,774)	(3,324)
Stock option grants	(4,108)	(3,973)	(11,835)	(11,401)
Stock option modifications	(164)		(1,215)

Pro forma net income	$51,322	$47,886	$199,487	$157,880

Net income per share of common stock Basic earnings per share:
As reported	$0.34	$0.32	$1.31	$1.06
Additional stock-based compensation, net of income tax effects	(0.03)	(0.02)	(0.08)	(0.07)

Pro forma basic earnings per share	$0.32	$0.30	$1.23	$0.98

Diluted earnings per share:
As reported	$0.34	$0.32	$1.29	$1.04
Additional stock-based compensation, net of income tax effects	(0.03)	(0.02)	(0.08)	(0.07)

Pro forma diluted earnings per share	$0.31	$0.29	$1.21	$0.97

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

The terms of approximately 3.4 million stock options, representing substantially all outstanding stock options granted after 1994 but before 1999, and from April 15, 2003, through April 14, 2004, were modified by the Plan amendments with respect to termination of employment due to death or disability. Because we are unable to estimate which employees, if any, will benefit from these modifications, the intrinsic-value based method of APB 25 requires us to record compensation expense for any such options that are held by an employee at the time their employment is terminated due to death or disability. Such compensation expense would be measured by the difference between the market price of our Class A Common Shares on the date of the modification and the exercise prices of the modified stock options held by the employee. No compensation expense would be recognized if such stock options were exercised or forfeited prior to termination of employment due to death or disability.

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

The Plan amendments with respect to termination of employment due to change in control modified the terms of approximately 4.6 million stock options held by employees of subsidiary companies. Approximately 1.4 million of those stock options were also modified by the plan amendments with respect to termination of employment due to death or disability. Because we are unable to estimate which employees may benefit from the Plan modifications, the intrinsic-value based method of APB 25 requires us to record compensation expense for any such stock options that are held by an employee of a subsidiary company at the time their employment is terminated due to a change in control of that subsidiary. Such compensation expense would be measured by the difference between the market price of our Class A Common Shares on the date of the modification and the exercise prices of the modified stock options held by the employee. No compensation expense would be recognized if such options were exercised or forfeited prior to termination of employment due to a change in control.

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

Under current Financial Accounting Standard Board proposals, we will be required to account for options using the fair value provisions of FAS 123, as amended, beginning in July of 2005. Compensation expense recognized after July of 2005 related to the Plan modifications will be based upon the fair-value based methods of FAS 123, as amended, rather than the intrinsic-value based methods of APB 25.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2004	2003	2004	2003
Basic weighted-average shares outstanding	162,519	160,798	162,154	160,301
Effect of dilutive securities:
Unvested restricted stock held by employees	353	416	353	348
Stock options held by employees and directors	2,315	1,996	2,399	1,974

Diluted weighted-average shares outstanding	165,187	163,210	164,906	162,623

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

In September 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill (“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of FASB Statement No. 141 – Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141. For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. We utilize the direct value method in determining the fair value of our intangible assets, accordingly adoption of the provisions of Topic D-108 will have no effect on our financial statements.

3. ACQUISITIONS

2004 -	On April 14, 2004, we acquired Summit America. Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations. The acquisition provided us with complete ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

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

In the fourth quarter of 2004, we reached a definitive agreement to acquire the Great American Country (“GAC”) network. We will pay approximately $140 million in cash which we expect to finance through additional borrowings on our existing credit facilities. Assuming no unusual delays in receiving federal regulatory approvals, we expect the transaction will be completed in the fourth quarter of 2004. Acquiring GAC provides us with a recognized cable network brand that has secured distribution into 34 million homes.

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

	Nine months ended September 30,
( in thousands )	2004	2003
Current assets	$388
Property, plant and equipment	8,360
Indefinite-lived intangible assets	180,450
Amortizable intangible assets	1,320
Goodwill	56,191	$2,885
Other assets	25
Net operating loss carryforwards	31,008

Total assets acquired	277,742	2,885
Current liabilities	(904)
Deferred income taxes	(48,152)
Obligations under notes receivable and redeemable preferred stock	(48,424)
Minority interest retired		619

Cash paid	$180,262	$3,504

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

2004 – Third quarter and year-to-date operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Estimated asset impairment losses and restoration costs incurred through September 30, 2004, totaled $2.4 million, of which approximately $1.1 million relates to the newspaper segment and $1.3 million to the broadcast television segment. Net income was reduced by $1.5 million, $.01 per share. Additional restoration costs, which are not expected to be significant, will be expensed as incurred.

Our insurance program provides coverage for damage to property and interruption of business operations, including profit recovery and costs incurred to minimize the period and total cost of interruption. Business interruption losses through September 30, 2004, are estimated to be approximately $3.7 million. Insurance recoveries from both property and business interruption losses are subject to an approximate $1.0 million per occurrence, per location deductible. Insurance recoveries are recognized when they are probable of collection. We are currently in discussions with our insurance providers to assess the amount of the claim and the amount of the covered losses and accordingly, have not recorded any recovery of losses resulting from the hurricanes in our third quarter results of operations.

Year-to-date operating results include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. The gain on sale had previously been deferred while the station continued to use the facility until construction of a new production facility was complete. Net income was increased by $7.0 million, $.04 per share.

Year-to-date other investment results represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.06 per share.

2003 - Year-to-date other investment results in 2003 were a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain investments in development-stage businesses. Other investment results reduced net income by $2.1 million, $.01 per share.

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

Consolidated income before income tax consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2004	2003	2004	2003
Income allocated to Scripps	$93,896	$86,367	$351,496	$283,097
Income of pass-through entities allocated to non-controlling interests	8,593	1,637	27,198	5,696

Income before income taxes	$102,489	$88,004	$378,694	$288,793

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

Information regarding our expected effective income tax rate for the full year of 2004 and the actual effective income tax rate for the full year of 2003 is as follows:

	2004	2003
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	3.8
Income of pass-through entities allocated to non-controlling interests	(2.5)	(1.1)
Changes in estimates for prior year income taxes		(5.0)
Adjustment of state net operating loss carryforward valuation allowance		(1.4)
Miscellaneous	0.1	1.3

Effective income tax rate	36.3%	32.6%

The provision for income taxes consisted of the following:

( in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Current:
Federal	$30	$6,504	$71,056	$44,134
State and local	6,592	5,789	21,021	18,435
Foreign	619	1,125	3,583	4,069

Total	7,241	13,418	95,660	66,638
Tax benefits of compensation plans allocated to additional paid-in-capital	1,135	808	10,758	9,737

Total current income tax provision	8,376	14,226	106,418	76,375

Deferred:
Federal	28,419	21,923	24,316	40,032
Other	(369)	2,505	10	4,717

Total	28,050	24,428	24,326	44,749
Deferred tax allocated to other comprehensive income	1,197	(4,813)	6,238	(8,103)

Total deferred income tax provision	29,247	19,615	30,564	36,646

Provision for income taxes	$37,623	$33,841	$136,982	$113,021

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

( in thousands)	September 30, 2004	As of December 31, 2003	September 30, 2003
Property, plant and equipment	$45,906	$37,340	$54,591
Goodwill and other intangible assets	199,870	161,348	139,609
Network distribution incentives	5,702	11,553	10,291
Investments, primarily gains and losses not yet recognized for tax purposes	39,083	8,750	5,676
Accrued expenses not deductible until paid	(12,691)	(10,035)	(10,420)
Deferred compensation and retiree benefits not deductible until paid	(16,023)	(23,919)	(29,718)
Other temporary differences, net	(6,469)	(7,680)	(9,707)

Total	255,378	177,357	160,322
Tax basis capital loss carryforwards	(9,548)
Federal net operating loss carryforwards	(27,503)
State net operating loss carryforwards	(14,790)	(14,406)	(12,777)
Valuation allowance for state deferred tax assets	5,101	4,203	9,448

Net deferred tax liability	$208,638	$167,154	$156,993

Investment losses on our portfolio of investments in development-stage businesses were recognized for book purposes when it was determined the carrying values of the investment would not be recovered. For tax purposes such losses are generally recognized when the business ceases operations. Federal tax law provides that such losses may not be deducted from ordinary income, and that any losses in excess of capital gains can be carried forward for five years. At September 30, 2004, such capital loss carryforwards totaled $25.4 million. We expect to generate sufficient capital gains to fully utilize the capital loss carryforwards prior to the expiration of the carryforward periods in 2009.

At the date of acquisition Summit America had federal net operating loss carryforwards totaling $86.6 million which expire between 2020 and 2024. These federal net operating loss carryforwards totaled $78.6 million at September 30, 2004. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition Summit America had state tax loss carryforwards totaling $45.3 million. Total state net operating loss carryforwards, including those of certain of our other subsidiary companies, were $457 million at September 30, 2004. Our state tax loss carryforwards expire between 2004 and 2022. We generally file separate state income tax returns for each subsidiary company. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Federal and state carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused carryforwards is included in the valuation allowance.

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

7. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	September 30, 2004	As of December 31, 2003	September 30, 2003
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$32,551	$36,283	$30,474
Digital Theater Systems (554,000 common shares)		13,690	15,791
Other available-for-sale securities	4,848	3,932	6,408

Total available-for-sale securities	37,399	53,905	52,673
Denver JOA	172,168	181,968	179,992
FOX Sports Net South and other joint ventures	17,801	13,302	10,670
Summit America preferred stock, at cost plus accrued dividends		3,240	3,195
Other equity securities	8,939	9,240	11,157

Total investments	$236,307	$261,655	$257,687

Unrealized gains (losses) on securities available for sale	$5,623	$23,749	$20,829

Note receivable from Summit America, at initial fair value plus accreted discount		$44,750	$44,375

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of September 30, 2004, there were no unrealized losses on our available-for-sale securities. In the third quarter of 2003, Digital Theater Systems (“DTS”) completed an initial public offering of its common stock. This investment had previously been included in the other equity securities category. We sold our investment in DTS during the first quarter of 2004. See Note 4.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at September 30, 2004, however, many of the investees have had no rounds of equity financing in recent years. There can be no assurance we would realize the carrying values of these securities upon their sale.

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

8. PROPERTY, PLANT AND EQUIPMENT

Property,	plant and equipment consisted of the following:

( in thousands )	September 30, 2004	As of December 31, 2003	September 30, 2003
Land and improvements	$53,561	$52,904	$52,585
Buildings and improvements	276,678	249,116	262,218
Equipment	645,896	630,712	629,023

Total	976,135	932,732	943,826
Accumulated depreciation	479,909	454,270	473,510

Net property, plant and equipment	$496,226	$478,462	$470,316

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	September 30, 2004	As of December 31, 2003	September 30, 2003
Goodwill	$1,230,622	$1,174,431	$1,173,994

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	5,887	4,757	23,308
Broadcast television network affiliation relationships	26,748
Customer lists	5,450	5,753	5,753
Other	7,575	7,525	7,525

Total carrying amount	45,660	18,035	36,586

Accumulated amortization:
Acquired network distribution	(3,868)	(2,822)	(20,722)
Customer lists	(3,139)	(2,651)	(2,413)
Other	(5,217)	(4,934)	(4,811)

Total accumulated amortization	(12,224)	(10,407)	(27,946)

Total amortizable intangible assets	33,436	7,628	8,640

Other indefinite-lived intangible assets:
Broadcast television network affiliation relationships		26,748	26,748
FCC licenses	205,622	25,622	25,622
Other	3,587	3,122	2,872

Total other indefinite-lived intangible assets	209,209	55,492	55,242

Pension liability adjustments	169	169	1,563

Total other intangible assets	242,814	63,289	65,445

Total goodwill and other intangible assets	$1,473,436	$1,237,720	$1,239,439

Broadcast television network affiliation relationships represent the value assigned to an acquired broadcast television station’s relationship with a national television network. Broadcast television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. National network affiliation agreements are generally renewable upon the mutual decision of the broadcast television station and the network. Our affiliated broadcast television stations have always maintained affiliation with one of the primary national broadcast television networks. Accordingly, these assets were classified as indefinite-lived intangible assets upon adoption of FAS 142 on January 1, 2002.

In accordance with FAS 142, we perform an annual impairment review of our indefinite-lived intangible assets and also assess whether our indefinite-lived intangible assets continue to have indefinite lives. In the fourth quarter of 2004, we determined that our broadcast television network affiliation relationships no longer have indefinite lives. Beginning in the fourth quarter of 2004, broadcast television network affiliation relationships will be amortized on a straight-line basis over their 20 to 25 year useful lives.

Activity related to goodwill and other intangible assets by business segment was as follows:

( in thousands )	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109
Memphis minority interest	2,885					2,885

Balance as of September 30, 2003	$783,710	$141,201	$219,367	$29,698	$18	$1,173,994

Balance as of December 31, 2003	$783,710	$141,201	$219,367	$30,135	$18	$1,174,431
Summit America acquisition				56,191		56,191

Balance as of September 30, 2004	$783,710	$141,201	$219,367	$86,326	$18	$1,230,622

Amortizable intangible assets:
Balance as of December 31, 2002	$3,772	$3,337	$223	$3,668		$11,000
Additions	185		918			1,103
Amortization	(517)	(1,722)	(95)	(1,129)		(3,463)

Balance as of September 30, 2003	$3,440	$1,615	$1,046	$2,539		$8,640

Balance as of December 31, 2003	$3,333	$1,110	$999	$2,186		$7,628
Summit America acquisition				1,320		1,320
Reclassification from indefinite-lived intangible assets			26,748			26,748
Other additions	200		50			250
Amortization	(519)	(445)	(58)	(1,488)		(2,510)

Balance as of September 30, 2004	$3,014	$665	$27,739	$2,018		$33,436

Other indefinite-lived intangible assets:
Balance as of December 31, 2002	$1,153	$659	$52,370	$1,050		$55,232
Additions		10				10

Balance as of September 30, 2003	$1,153	$669	$52,370	$1,050		$55,242

Balance as of December 31, 2003	$1,153	$919	$52,370	$1,050		$55,492
Summit America acquisition				180,450		180,450
Reclassification to amortizable intangible assets			(26,748)			(26,748)
Other additions	15					15

Balance as of September 30, 2004	$1,168	$919	$25,622	$181,500		$209,209

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

Estimated amortization expense of intangible assets for each of the next five years, including amortization of broadcast television network affiliation relationships, is expected to be $1.0 million for the remainder of 2004, $3.1 million in 2005, $2.1 million in 2006, $1.7 million in 2007, $1.6 million in 2008, $1.5 million in 2009 and $22.4 million in later years.

10. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	September 30, 2004	As of December 31, 2003	September 30, 2003

Cost of programs available for broadcast	$780,098	$681,079	$632,497
Accumulated amortization	534,936	443,310	413,078

Total	245,162	237,769	219,419
Progress payments on programs not yet available for broadcast	64,719	49,625	67,024

Total programs and program licenses	$309,881	$287,394	$286,443

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $253 million at September 30, 2004. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $50.5 million in the third quarter of 2004 and $44.3 million in the third quarter of 2003. Year to date progress payments and capitalized programs totaled $153 million in 2004 and $127 million in 2003.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total

Remainder of 2004	$36,079	$17,500	$53,579
2005	104,669	87,256	191,925
2006	59,037	73,132	132,169
2007	30,352	58,422	88,774
2008	13,039	47,839	60,878
2009	1,981	23,613	25,594
Later years	5	9,785	9,790

Total	$245,162	$317,547	$562,709

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national networks will continue to produce and license additional programs.

11. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	September 30, 2004	As of December 31, 2003	September 30, 2003

Network launch incentives	$332,514	$332,876	$305,709
Accumulated amortization	154,503	135,540	130,037

Net book value	178,011	197,336	175,672
Unbilled affiliate fees	26,422	24,286	21,095

Total unamortized network distribution incentives	$204,433	$221,622	$196,767

We capitalized launch incentive payments in the third quarter totaling $0.4 million in 2004 and $5.6 million in 2003. Capitalized launch incentives were $2.4 million year to date in 2004 and $9.1 million year to date in 2003.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Amortization of network launch incentives	$6,505	$6,969	$19,387	$19,184

Estimated amortization for the next five years is as follows:
Remainder of 2004				$8,403
2005				37,129
2006				33,148
2007				20,899
2008				22,697
2009				24,732
Later years				31,003

Total				$178,011

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	September 30, 2004	As of December 31, 2003	September 30, 2003

Variable-rate credit facilities, including commercial paper	$40,434	$50,187	$88,552
$100 million, 6.625% notes, due in 2007	99,957	99,946	99,942
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,503	99,430	99,406
$200 million, 5.75% notes, due in 2012	199,028	198,934	198,903
Other notes	3,198	10,318	12,939

Total face value of long-term debt less discounts	492,120	508,815	549,742
Fair market value of interest rate swap	15	302	950

Total long-term debt	$492,135	$509,117	$550,692

We have a Competitive Advance and Revolving Credit Facility expiring in July 2009 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $450 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 1.9% at September 30, 2004, 1.1% at December 31, 2003, and 1.1% at September 30, 2003.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $450 million as of September 30, 2004.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 2.1% at September 30, 2004, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

13. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )	September 30, 2004	As of December 31, 2003	September 30, 2003

Program rights payable	$37,955	$30,758	$36,377
Employee compensation and benefits	76,544	75,310	77,923
Network distribution incentives	47,227	76,668	51,754
Minority interests	60,539	32,460	25,737
Deferred gain on sale of WCPO production facility		7,649	7,649
Other	13,349	15,238	17,864

Total other liabilities and minority interests	235,614	238,083	217,304
Current portion of other liabilities	90,393	86,506	85,685

Other liabilities and minority interests (less current portion)	$145,221	$151,577	$131,619

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Nine months ended September 30,
	2004	2003
Other changes in certain working capital accounts, net:
Accounts receivable	$2,943	$8,422
Prepaid and accrued pension expense	(21,500)	(18,918)
Inventories	(2,247)	(5,355)
Accounts payable	5,669	2,771
Accrued income taxes	(24,881)	10,070
Accrued employee compensation and benefits	2	(2,999)
Accrued interest	(277)	(475)
Other accrued liabilities	13,364	6,421
Other, net	(137)	(1,102)

Total	$(27,064)	$(1,165)

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

Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$5,356	$4,667	$15,218	$13,191
Interest cost	6,099	5,656	17,845	16,462
Expected return on plan assets, net of expenses	(8,041)	(5,091)	(19,113)	(15,245)
Net amortization and deferral	147	1,836	3,390	4,648

Total for defined benefit plans	3,561	7,068	17,340	19,056
Multi-employer plans	174	98	413	341
Defined contribution plans	1,751	1,576	5,310	4,788

Total	$5,486	$8,742	$23,063	$24,185

For the year-to-date period of 2004, we made required contributions of $3.1 million and voluntary contributions of $34.3 million to our defined benefit plans. We do not anticipate contributing significant amounts to our defined benefit plans during the remainder of fiscal 2004.

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

Information regarding our business segments follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Segment operating revenues:
Newspapers managed solely by us	$165,744	$163,828	$518,940	$509,202
Newspapers operated pursuant to JOAs	54	56	171	174

Total newspapers	165,798	163,884	519,111	509,376
Scripps Networks	167,546	121,549	519,135	380,042
Broadcast television	80,693	72,257	243,730	221,300
Shop At Home	63,439	58,425	203,725	173,380
Licensing and other media	22,316	24,366	75,063	76,423

Total operating revenues	$499,792	$440,481	$1,560,764	$1,360,521

Segment profit (loss):
Newspapers managed solely by us	$45,040	$52,069	$149,206	$165,363
Newspapers operated pursuant to JOAs	10,185	8,811	23,673	26,390

Total newspapers	55,225	60,880	172,879	191,753
Scripps Networks	63,552	40,277	213,392	137,821
Broadcast television	23,040	18,713	68,482	58,841
Shop At Home	(7,576)	(3,753)	(13,937)	(15,293)
Licensing and other media	3,085	4,489	11,716	12,977
Corporate	(10,148)	(8,363)	(28,806)	(23,625)

Total segment profit	127,178	112,243	423,726	362,474
Depreciation and amortization of intangibles	(17,779)	(17,156)	(49,810)	(50,248)
Gain on sale of production facility			11,148
Interest expense	(7,149)	(7,944)	(22,816)	(23,779)
Interest and dividend income	118	1,201	1,648	3,845
Other investment results, net of expenses			14,674	(3,200)
Miscellaneous, net	121	(340)	124	(299)

Income before income taxes and minority interests	$102,489	$88,004	$378,694	$288,793

Depreciation:
Newspapers managed solely by us	$5,703	$5,692	$16,025	$17,122
Newspapers operated pursuant to JOAs	303	324	897	966

Total newspapers	6,006	6,016	16,922	18,088
Scripps Networks	3,080	2,815	8,224	7,759
Broadcast television	4,981	4,889	14,480	14,568
Shop At Home	1,959	1,581	5,550	4,226
Licensing and other media	175	153	495	476
Corporate	543	567	1,629	1,668

Total depreciation	$16,744	$16,021	$47,300	$46,785

Amortization of intangibles:
Newspapers managed solely by us	$107	$107	$319	$318
Newspapers operated pursuant to JOAs	66	67	200	200

Total newspapers	173	174	519	518
Scripps Networks	148	548	445	1,721
Broadcast television	21	32	58	95
Shop At Home	693	381	1,488	1,129

Total amortization of intangibles	$1,035	$1,135	$2,510	$3,463

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Additions to property, plant and equipment:
Newspapers managed solely by us	$4,930	$5,838	$19,146	$27,777
Newspapers operated pursuant to JOAs	194	217	532	415

Total newspapers	5,124	6,055	19,678	28,192
Scripps Networks	4,147	1,714	18,749	4,114
Broadcast television	2,647	10,107	11,967	22,048
Shop At Home	1,490	744	4,529	2,457
Licensing and other media	138	135	343	296
Corporate	770	1,117	1,338	2,313

Total additions to property, plant and equipment	$14,316	$19,872	$56,604	$59,420

Business acquisitions and other additions to long-lived assets:
Newspapers managed solely by us		$400		$3,904
Newspapers operated pursuant to JOAs		40		120

Total newspapers		440		4,024
Scripps Networks	$41,278	47,463	$145,342	132,870
Broadcast television				918
Shop At Home			228,686
Investments	27	170	615	704

Total	$41,305	$48,073	$374,643	$138,516

Assets:
Newspapers managed solely by us			$1,088,259	$1,077,751
Newspapers operated pursuant to JOAs			189,321	198,121

Total newspapers			1,277,580	1,275,872
Scripps Networks			911,851	808,631
Broadcast television			494,229	485,214
Shop At Home			352,093	151,583
Licensing and other media			23,550	26,199
Investments			46,336	63,831
Corporate			127,594	70,473

Total assets			$3,233,233	$2,881,803

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

17. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2002	9,680,068	$27.20	$8 - 39
Options granted during the period	2,227,400	40.04	40 - 44
Options exercised during the period	(1,125,016)	20.16	8 - 38

Options outstanding at September 30, 2003	10,782,452	$30.58	$8 - 44

Options outstanding at December 31, 2003	10,347,790	$30.99	$9 - 46
Options granted during the period	2,121,700	49.31	49 - 54
Options exercised during the period	(1,061,308)	24.03	9 - 42
Options forfeited during the period	(137,980)	34.62	17 - 52

Options outstanding at September 30, 2004	11,270,202	$35.05	$9 - 54

Substantially all options granted prior to 2002 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1994 - expire in 2004	61,400	$9 - 10	$9.47	61,400	$9 - 10	$9.47
1996 - expire in 2006	26,000	13 - 14	13.13	26,000	13 - 14	13.13
1997 - expire in 2007	484,000	17 - 21	17.44	484,000	17 - 21	17.44
1998 - expire in 2008	642,500	20 - 27	23.64	642,500	20 - 27	23.64
1999 - expire in 2009	852,526	21 - 25	23.56	852,526	21 - 25	23.56
2000 - expire in 2010	1,335,632	22 - 30	24.72	1,335,632	22 - 30	24.72
2001 - expire in 2011	1,610,984	29 - 35	32.12	1,606,550	29 - 35	32.12
2002 - expire in 2012	1,984,108	36 - 39	37.66	1,316,409	36 - 39	37.68
2003 - expire in 2013	2,153,752	40 - 46	40.10	729,895	40 - 43	40.02
2004 - expire in 2014	2,119,300	49 - 54	49.31	110,000	52 - 53	52.91

Total options on number of shares	11,270,202	$9 - 54	$35.05	7,164,912	$9 - 53	$29.95

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices

Unvested shares at December 31, 2002	656,752	$27.89	$21 - 38

Shares awarded during the period	323,638	39.46	39 - 40
Shares vested during the period	(354,466)	26.32	21 - 38
Shares forfeited during the period	(6,400)	25.20	25 - 28

Unvested shares at September 30, 2003	619,524	$35.10	$22 - 40

Unvested shares at December 31, 2003	605,936	$35.04	$23 - 47

Shares awarded during the period	133,580	48.72	47 - 53
Shares vested during the period	(225,190)	32.94	23 - 53
Shares forfeited during the period	(4)	26.04	26

Unvested shares at September 30, 2004	514,322	$39.61	$23 - 53

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

At Scripps Networks, we continue to invest in high quality, original programming, to undertake marketing campaigns designed to increase awareness of our national networks, and to expand distribution of DIY and Fine Living. In September 2004, HGTV’s primetime viewership increased 15% compared with September 2003, averaging 750,000 viewers each night, while primetime viewership at Food Network was up 5% with a nightly average of 520,000 households according to A.C. Nielsen Company (“Nielsen”) ratings. We also have begun developing original video content for the growing number of on-demand services and providing creative, short-form programming to keep pace with the growth of broadband internet services. DIY and Fine Living are not yet rated by Nielsen, however we estimate DIY reached an important distribution milestone during the third quarter, topping 30 million homes. Fine Living is available in 24 million households and can be seen in all of the country’s top 50 markets. During the fourth quarter of 2004, we announced we have reached a definitive agreement to acquire the Great American Country network. The acquisition of GAC provides a widely recognized brand with immediate entry into 34 million households.

At Shop At Home, we continue to create a commerce platform that complements our portfolio of lifestyle networks, including migrating Scripps Networks talent to Shop At Home. In the third quarter of 2004, we announced a multi-year marketing and product-development agreement with Carol Duvall, an HGTV personality.

At our newspapers, a number of economic factors have continued to hold back profits, including higher newsprint and employee benefit costs. To maintain competitive positions in our newspapers markets, we have introduced a number of new product initiatives. Examples include new zoned sections in Memphis and a popular Spanish-language publication in Ventura County. We are continuing to achieve significant increases in advertising revenues for these types of publications in hopes of offsetting some of the declines in traditional advertising revenue streams.

Third quarter and year-to-date operating results were also affected by the impact of hurricanes at our Florida newspaper and broadcast television operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Investments, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our four business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-31 through F-42.

Consolidated Results of Operations - Consolidated results of operations were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2004	Change	2003	2004	Change	2003
Operating revenues	$499,792	13.5%	$440,481	$1,560,764	14.7%	$1,360,521
Costs and expenses	(394,955)	(13.1)%	(349,068)	(1,196,254)	(13.0)%	(1,058,941)
Depreciation and amortization of intangibles	(17,779)	(3.6)%	(17,156)	(49,810)	0.9%	(50,248)
Gain on sale of production facility				11,148

Operating income	87,058	17.2%	74,257	325,848	29.6%	251,332
Interest expense	(7,149)	10.0%	(7,944)	(22,816)	4.0%	(23,779)
Equity in earnings of JOAs and other joint ventures	22,341	7.3%	20,830	59,216	(2.8)%	60,894
Interest and dividend income	118	(90.2)%	1,201	1,648	(57.1)%	3,845
Other investment results, net of expenses				14,674		(3,200)
Miscellaneous, net	121		(340)	124		(299)

Income before income taxes and minority interests	102,489	16.5%	88,004	378,694	31.1%	288,793
Provision for income taxes	37,623	11.2%	33,841	136,982	21.2%	113,021

Income before minority interests	64,866	19.8%	54,163	241,712	37.5%	175,772
Minority interests	9,272		2,304	29,175		6,491

Net income	$55,594	7.2%	$51,859	$212,537	25.6%	$169,281

Net income per diluted share of common stock	$.34	6.3%	$.32	$1.29	24.0%	$1.04

The increase in operating revenues was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks, increases in merchandise sales at Shop At Home and the return of political advertising at our broadcast television stations. The growth in advertising revenues at Scripps Networks was primarily driven by increased viewership of our national networks. The growth in affiliate fee revenues at Scripps Networks is attributed to scheduled rate increases, wider distribution of our networks, and reaching several renewal agreements with cable television operators.

Increases in year-to-date cost and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, increases in costs of merchandise sold at Shop At Home, increases in newsprint prices and increases in disability, pension and health costs provided to our employees.

Operating results include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. Net income was increased by $7.0 million, $.04 per share.

Third quarter and year-to-date operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Estimated asset impairment losses and restoration costs incurred through September 30, 2004, totaled $2.4 million. Net income was reduced by $1.5 million, $.01 per share. Our insurance program provides coverage for damage to property and interruption of business operations, including profit recovery and costs incurred to minimize the period and total cost of interruption. Business interruption losses through September 30, 2004, are estimated to be approximately $3.7 million. See Note 4 to our consolidated financial statements.

Interest expense in the third quarter and year-to-date periods decreased due to lower average debt levels. The average balance of all interest bearing obligations was $511 million in the year-to-date period of 2004 compared with $640 million in the year-to-date period of 2003 and $516 million in the third quarter of 2004 compared with $572 million in the third quarter of 2003.

Year-to-date equity in earnings of JOAs includes a $2.5 million accrual the company recorded as a result of a court judgment involving The Birmingham News Co. Our newspaper, the Birmingham Post-Herald, is the minority, non-managing partner under a JOA with the Birmingham News Co.

Year-to-date other investment results represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.06 per share.

Information regarding our effective tax rate is a follows:

	Quarter Period			Year-to-Date
( in thousands )	2004	Change	2003	2004	Change	2003
Income before income taxes and minority interests as reported	$102,489	16.5%	$88,004	$378,694	31.1%	$288,793
Income allocated to non-controlling interests	8,593		1,637	27,198		5,696

Income allocated to Scripps	$93,896		$86,367	$351,496		$283,097

Provision for income taxes	$37,623	11.2%	$33,841	$136,982	21.2%	$113,021

Effective income tax rate as reported	36.7%		38.5%	36.2%		39.1%
Effective income tax rate on income allocated to Scripps	40.1%		39.2%	39.0%		39.9%

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

The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discreet transactions in interim periods. To determine the annual effective income tax rate for the full year period we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. Our estimated tax rate for the full year of 2004 is less than the tax rate for the full year of 2003 due to lower effective state tax rates. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income before income tax for the full year and the jurisdictions in which we expect that income will be taxed. The effects of changes made to the estimated effective income tax rate for the full year during a quarter are reflected in the tax provision for that quarter.

Minority interest increased in the third quarter and year-to-date periods primarily due to the operating performance of Food Network and profits being allocated based upon residual interests. Prior to the fourth quarter of 2003, Food Network profits were allocated solely to Class A partnership interests, of which we own approximately 87%. During the fourth quarter of 2003, Food Network profits began to be allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. In the fourth quarter of 2004, we expect minority interest will be between $11 and $12 million.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2004	Change	2003	2004	Change	2003
Segment operating revenues:
Newspapers managed solely by us	$165,744	1.2%	$163,828	$518,940	1.9%	$509,202
Newspapers operated pursuant to JOAs	54	(3.6)%	56	171	(1.7)%	174

Total newspapers	165,798	1.2%	163,884	519,111	1.9%	509,376
Scripps Networks	167,546	37.8%	121,549	519,135	36.6%	380,042
Broadcast television	80,693	11.7%	72,257	243,730	10.1%	221,300
Shop At Home	63,439	8.6%	58,425	203,725	17.5%	173,380
Licensing and other media	22,316	(8.4)%	24,366	75,063	(1.8)%	76,423

Total operating revenues	$499,792	13.5%	$440,481	$1,560,764	14.7%	$1,360,521

Segment profit (loss):
Newspapers managed solely by us	$45,040	(13.5)%	$52,069	$149,206	(9.8)%	$165,363
Newspapers operated pursuant to JOAs	10,185	15.6%	8,811	23,673	(10.3)%	26,390

Total newspapers	55,225	(9.3)%	60,880	172,879	(9.8)%	191,753
Scripps Networks	63,552	57.8%	40,277	213,392	54.8%	137,821
Broadcast television	23,040	23.1%	18,713	68,482	16.4%	58,841
Shop At Home	(7,576)		(3,753)	(13,937)	8.9%	(15,293)
Licensing and other media	3,085	(31.3)%	4,489	11,716	(9.7)%	12,977
Corporate	(10,148)	(21.3)%	(8,363)	(28,806)	(21.9)%	(23,625)

Total segment profit	127,178	13.3%	112,243	423,726	16.9%	362,474
Depreciation and amortization of intangibles	(17,779)	(3.6)%	(17,156)	(49,810)	0.9%	(50,248)
Gain on sale of production facility				11,148
Interest expense	(7,149)	10.0%	(7,944)	(22,816)	4.0%	(23,779)
Interest and dividend income	118	(90.2)%	1,201	1,648	(57.1)%	3,845
Other investment results, net of expenses				14,674		(3,200)
Miscellaneous, net	121		(340)	124		(299)

Income before income taxes and minority interests	$102,489	16.5%	$88,004	$378,694	31.1%	$288,793

Discussions of the operating performance of each of our reportable business segments begin on page F-35.

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

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2004	Change	2003	2004	Change	2003
Newspapers:
Equity in earnings of JOAs	$19,108	6.1%	$18,008	$51,830	(3.8)%	$53,850
Equity in earnings (loss) of joint ventures	(13)			(88)
Scripps Networks:
Equity in earnings of joint ventures	3,246	15.0%	2,822	7,474	6.1%	7,044

Total equity in earnings of JOAs and other joint ventures	$22,341	7.3%	$20,830	$59,216	(2.8)%	$60,894

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	Quarter Period			Year-to-Date
( in thousands )	2004	Change	2003	2004	Change	2003
Depreciation and amortization:
Newspapers managed solely by us	$5,810	0.2%	$5,799	$16,344	(6.3)%	$17,440
Newspapers operated pursuant to JOAs	369	(5.6)%	391	1,097	(5.9)%	1,166

Total newspapers	6,179	(0.2)%	6,190	17,441	(6.3)%	18,606
Scripps Networks	3,228	(4.0)%	3,363	8,669	(8.6)%	9,480
Broadcast television	5,002	1.6%	4,921	14,538	(0.9)%	14,663
Shop At Home	2,652	35.2%	1,962	7,038	31.4%	5,355
Licensing and other media	175	14.4%	153	495	4.0%	476
Corporate	543	(4.2)%	567	1,629	(2.3)%	1,668

Total depreciation and amortization	$17,779	3.6%	$17,156	$49,810	(0.9)%	$50,248

Gain on sale of broadcast television production facility				$11,148

Interest and dividend income:
Newspapers managed solely by us	$63	16.7%	$54	$190	(33.8)%	$287
Newspapers operated pursuant to JOAs	5	25.0%	4	16	14.3%	14

Total newspapers	68	17.2%	58	206	(31.6)%	301
Summit America note			1,133	1,306		3,458
Other	50		10	136	58.1%	86

Total interest and dividend income	$118	(90.2)%	$1,201	$1,648	(57.1)%	$3,845

Newspapers - We operate daily and community newspapers in 18 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

Newspapers managed solely by us: The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee and newsprint costs are the primary expenses at each newspaper. Declines in circulation of daily newspapers have resulted in a loss of advertising market share throughout the newspaper industry. Further declines in circulation in our newspaper markets could adversely affect our newspapers.

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

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2004	Change	2003	2004	Change	2003
Segment operating revenues:
Local	$37,782	0.8%	$37,480	$121,042	0.1%	$120,919
Classified	52,629	1.4%	51,889	163,569	2.7%	159,320
National	9,749	3.0%	9,469	29,017	2.7%	28,267
Preprint and other	31,179	6.3%	29,322	95,370	6.8%	89,261

Newspaper advertising	131,339	2.5%	128,160	408,998	2.8%	397,767
Circulation	30,783	(4.8)%	32,344	98,135	(3.4)%	101,600
Other	3,622	9.0%	3,324	11,807	20.1%	9,835

Total operating revenues	165,744	1.2%	163,828	518,940	1.9%	509,202

Segment costs and expenses:
Employee compensation and benefits	63,811	6.4%	59,990	195,650	5.3%	185,884
Newsprint and ink	18,615	6.5%	17,473	58,476	9.6%	53,347
Other segment costs and expenses	38,265	11.6%	34,296	115,520	10.4%	104,608

Total costs and expenses	120,691	8.0%	111,759	369,646	7.5%	343,839

Contribution to segment profit before joint ventures	45,053	(13.5)%	52,069	149,294	(9.7)%	165,363
Equity in earnings (loss) of joint ventures	(13)			(88)

Contribution to segment profit	$45,040	(13.5)%	$52,069	$149,206	(9.8)%	$165,363

Supplemental Information:

Depreciation and amortization	$5,810		$5,799	$16,344		$17,440

Capital expenditures	4,930		5,838	19,146		27,777

Business acquisitions and other additions to long-lived assets			400			3,904

Third quarter and year-to-date operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Advertising revenues at our other newspapers increased 3% year-over-year in the third quarter.

Increases in preprint and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $3.8 million in the third quarter of 2004 compared with $2.9 million in the third quarter of 2003. Year-to-date Internet advertising revenues were $11.3 million in 2004 compared with $8.5 million in 2003. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Employee compensation and benefit expenses increased due primarily to higher employee benefit costs, including a $5.0 million year-to-date increase in health care and long-term disability costs.

Newsprint and ink costs increased primarily due to increases in newsprint prices.

Total segment costs and expenses and depreciation and amortization include $1.1 million of estimated asset impairment and restoration costs incurred as a result of the Florida hurricanes.

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

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )	Quarter Period			Year-to-Date
	2004	Change	2003	2004	Change	2003
Equity in earnings of JOAs included in segment profit:
Denver	$8,706	8.1%	$8,051	$23,901	(1.8)%	$24,345
Cincinnati	6,011	12.0%	5,367	16,540	2.3%	16,167
Other	4,391	(4.3)%	4,590	11,389	(14.6)%	13,338

Total equity in earnings of JOAs included in segment profit	19,108	6.1%	18,008	51,830	(3.8)%	53,850
Operating revenues	54	(3.6)%	56	171	(1.7)%	174

Total	19,162	6.1%	18,064	52,001	(3.7)%	54,024

JOA editorial costs and expenses:
Denver	5,495	(3.7)%	5,708	17,310	3.1%	16,787
Cincinnati	1,878	1.2%	1,856	5,929	3.1%	5,752
Other	1,604	(5.0)%	1,689	5,089	(0.1)%	5,095

Total JOA editorial costs and expenses	8,977	(3.0)%	9,253	28,328	2.5%	27,634

JOAs contribution to segment profit:
Denver	3,242	36.5%	2,375	6,698	(12.7)%	7,671
Cincinnati	4,132	17.7%	3,511	10,611	1.9%	10,415
Other	2,811	(3.9)%	2,925	6,364	(23.4)%	8,304

Total JOA contribution to segment profit	$10,185	15.6%	$8,811	$23,673	(10.3)%	$26,390

Supplemental Information:

Depreciation and amortization	$369		$391	$1,097		$1,166

Capital expenditures	194		217	532		415

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

Scripps Networks - Scripps Networks includes our national lifestyle television networks: Home & Garden Television (“HGTV”), Food Network, DIY– Do It Yourself Network (“DIY”), and Fine Living. Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 84 markets across the United States. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network. On October 12, 2004, we announced a definitive agreement to acquire the Great American Country network.

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

While we have employed similar development strategies with each of our networks, there can be no assurance DIY and Fine Living will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996. DIY, Fine Living and our VOD and broadband initiatives are expected to reduce segment profits by approximately $10 million in the fourth quarter of 2004.

Operating results for each of our four national networks were as follows:

( in thousands )	Quarter Period			Year-to-Date
	2004	Change	2003	2004	Change	2003
Operating revenues:
HGTV	$88,694	26.6%	$70,074	$275,182	27.3%	$216,124
Food Network	66,614	49.8%	44,464	208,067	43.1%	145,446
DIY	7,775	55.6%	4,997	22,749	69.4%	13,426
Fine Living	4,286		1,973	12,811		4,794
Other	177		41	326	29.4%	252

Total segment operating revenues	167,546	37.8%	121,549	$519,135	36.6%	$380,042

Contribution to segment profit (loss):
HGTV	42,203	28.6%	32,828	$142,764	31.9%	$108,208
Food Network	29,896	93.6%	15,440	94,980	66.1%	57,194
DIY	(2,607)	(3.9)%	(2,510)	(6,831)	22.1%	(8,769)
Fine Living	(5,710)	9.5%	(6,309)	(15,944)	20.2%	(19,992)
Other	(230)		828	(1,577)		1,180

Total segment profit	$63,552	57.8%	$40,277	$213,392	54.8%	$137,821

Homes reached in September (1):
HGTV				87,200	5.4%	82,700
Food Network				85,500	4.8%	81,600
DIY				30,000	36.4%	22,000
Fine Living				24,000	26.3%	19,000

(1)	Approximately 93 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

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

Operating results for Scripps Networks were as follows:

( in thousands )	Quarter Period			Year-to-Date
	2004	Change	2003	2004	Change	2003
Segment operating revenues:
Advertising	$128,156	32.6%	$96,631	$408,042	33.1%	$306,560
Network affiliate fees, net	37,073	57.8%	23,490	104,504	51.4%	69,047
Other	2,317	62.3%	1,428	6,589	48.6%	4,435

Total segment operating revenues	167,546	37.8%	121,549	519,135	36.6%	380,042

Segment costs and expenses:
Employee compensation and benefits	24,330	13.0%	21,540	70,305	12.2%	62,635
Programs and program licenses	45,031	30.7%	34,446	122,852	28.1%	95,876
Other segment costs and expenses	37,879	34.8%	28,108	120,060	32.3%	90,754

Total segment costs and expenses	107,240	27.5%	84,094	313,217	25.7%	249,265

Segment profit before joint ventures	60,306	61.0%	37,455	205,918	57.5%	130,777
Equity in income of joint ventures	3,246	15.0%	2,822	7,474	6.1%	7,044

Segment profit	$63,552	57.8%	$40,277	$213,392	54.8%	$137,821

Supplemental Information:

Billed network affiliate fees	$42,956	58.9%	$27,032	$121,763	55.7%	$78,214

Network launch incentive payments	2,973		4,674	32,367		24,612

Payments for programming less (greater) than program cost amortization	3,172		(12,944)	(15,383)		(27,632)

Depreciation and amortization	3,228		3,363	8,669		9,480

Capital expenditures	4,147		1,714	18,749		4,114

Business acquisitions and other additions to long-lived assets	41,278		47,463	145,342		132,870

Increased viewership of our networks led to increased demand for advertising time and higher advertising rates. Increased viewership has been driven by wider distribution of the networks and higher ratings resulting from our investments in the quality and hours of original programming and marketing campaigns to promote consumer awareness of the networks. Advertising revenues are expected to increase approximately 25% year-over-year in the fourth quarter of 2004.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. In addition, the charter distribution agreements for Food Network provided the programming to cable television systems without charge for the initial 10-year term of the agreement. Charter distribution agreements with cable television systems distributing our programming to approximately 25 million homes expired at the end of 2003. Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. Third quarter 2004 affiliate fee revenue was also favorably affected by the completion of several renewal agreements with cable television operators. Network affiliate fees are expected to increase approximately 45% year-over-year in the fourth quarter of 2004.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Fine Living and DIY.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded hours of original programming and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building viewership across all four networks is expected to increase programming and marketing expenses approximately 30% year-over-year in the fourth quarter of 2004.

We anticipate the acquisition of the Great American Country network to close in later November 2004. Accordingly, we expect the acquisition to have minimal effect on our fourth quarter 2004 results.

Broadcast Television – Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 60 largest television markets in the U.S. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. From time-to-time, individual television stations may perform better or worse than our television station group as a whole due to specific conditions at that station or within its local economy. However, such variances do not significantly affect the overall long-term operating performance of the broadcast television segment.

Operating results for broadcast television were as follows:

( in thousands )	Quarter Period			Year-to-Date
	2004	Change	2003	2004	Change	2003
Segment operating revenues:
Local	$42,440	(2.7)%	$43,624	$136,904	1.4%	$135,070
National	23,981	1.3%	23,667	73,462	1.8%	72,164
Political	10,206		1,013	20,530		2,021
Network compensation	2,135	(4.1)%	2,227	6,680	(1.3)%	6,767
Other	1,931	11.9%	1,726	6,154	16.6%	5,278

Total segment operating revenues	80,693	11.7%	72,257	243,730	10.1%	221,300

Segment costs and expenses:
Employee compensation and benefits	29,403	3.0%	28,552	90,831	4.8%	86,686
Programs and program licenses	12,228	5.4%	11,601	35,750	6.8%	33,488
Other segment costs and expenses	16,022	19.6%	13,391	48,667	15.1%	42,285

Total segment costs and expenses	57,653	7.7%	53,544	175,248	7.9%	162,459

Segment profit	$23,040	23.1%	$18,713	$68,482	16.4%	$58,841

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$(147)		$354	$(728)		$1,243

Depreciation and amortization	5,002		4,921	14,538		14,663

Capital expenditures	2,647		10,107	11,967		22,048

Business acquisitions and other additions to long-lived assets						918

Third quarter and year-to-date operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Revenues at our other television stations increased 10% year-over-year in the third quarter.

Broadcast television operating results are significantly affected by the political cycle. Our stations, while reaching approximately 10% of U.S. television households, are located in states with 22% of the electoral vote. We operate four television stations in the key electoral states of Ohio and Florida. We currently expect the year-over-year percentage increase in advertising revenues, including political advertising, to be in the mid-teens in the fourth quarter.

Our six ABC affiliation agreements expire in 2004 through 2006. Our ABC affiliates recognized $2.1 million of network compensation revenue in the third quarter of 2004 and 2003. Year-to-date network compensation revenue was $6.5 million in 2004 and 2003. We are currently negotiating renewal of our affiliation agreements with ABC. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Total segment costs and expenses and depreciation and amortization include $1.3 million of estimated asset impairment and restoration costs incurred as a result of the Florida hurricanes.

Shop At Home - On April 14, 2004, we completed our acquisition of Summit America Television Inc. (“Summit America”). Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations.

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

Operating results for Shop At Home were as follows:

( in thousands )	Quarter Period			Year-to-Date
	2004	Change	2003	2004	Change	2003
Segment operating revenues:
Retail merchandise	$60,178	10.0%	$54,703	$191,824	17.5%	$163,237
Shipping and handling	3,044	(11.5)%	3,439	10,279	11.8%	9,192
Other	217	(23.3)%	283	1,622	70.6%	951

Total segment operating revenues	63,439	8.6%	58,425	203,725	17.5%	173,380

Segment costs and expenses:
Cost of merchandise sold	41,308	8.5%	38,056	130,307	14.4%	113,859
Network distribution fees	14,516	2.0%	14,236	43,171	(5.3)%	45,579
Employee compensation and benefits	8,597	41.6%	6,073	24,070	41.8%	16,977
Other segment costs and expenses	6,594	72.9%	3,813	20,114	64.1%	12,258

Total segment costs and expenses	71,015	14.2%	62,178	217,662	15.4%	188,673

Segment profit (loss)	$(7,576)		$(3,753)	$(13,937)	8.9%	$(15,293)

Supplemental Information:

Interest and dividend income from Summit America			$1,133	$1,306		$3,458

Depreciation and amortization	$2,652		1,962	7,038		5,355

Capital expenditures	1,490		744	4,529		2,457

Business acquisitions and other additions to long-lived assets				228,686

We continue to integrate management of Shop At Home with that of Scripps Networks and to shift the mix of retail products offered for sale by Shop At Home to parallel the consumer categories targeted by our lifestyle programming networks. Sales of products for the home and cookware were approximately 9% of total revenue in the third quarter of 2004 compared to 7% in the third quarter of 2003. Year-to-date sales of products for the home and cookware were approximately 9% of total revenue in 2004 compared to 6% in 2003.

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

Segment losses at Shop At Home are expected to be approximately $7 million in the fourth quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Nine months ended September 30,
( in thousands )	2004	2003
Net cash provided by operating activities	$263,670	$256,916
Capital expenditures	(56,604)	(59,420)
Dividends paid, including to minority interests	(47,887)	(37,266)
Other - primarily stock option proceeds	21,570	21,002

Cash flow available for acquisitions and debt repayment	$180,749	$181,232

Use of available cash flow:
Business acquisitions and net investment activity	$(170,734)	$(4,728)
Other investing activity	3,367	3,619
Increase (decrease) in long-term debt	(16,871)	(175,409)

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year due to the improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, VOD and Shop At Home) was approximately $70 million for the year-to-date period of 2004. We expect cash flow from operating activities in 2004 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

In October 2004, we reached a definitive agreement to acquire the Great American Country network. We will pay approximately $140 million in cash which we expect to finance through additional borrowings on our existing credit facilities.

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

We have a credit facility that permits $450 million in aggregate borrowings and expires in July 2009. Total borrowings under the facilities were $40 million at September 30, 2004.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $450 million as of September 30, 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at September 30, 2004.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2004		As of December 31, 2003
( in thousands, except share data )	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$40,434	$40,434	$50,187	$50,187
$100 million, 6.625% notes, due in 2007	99,957	112,625	99,946	113,146
$50 million, 3.75% notes, due in 2008	50,000	50,015	50,000	50,302
$100 million, 4.25% notes, due in 2009	99,503	100,509	99,430	102,160
$200 million, 5.75% notes, due in 2012	199,028	213,549	198,934	214,863
Other notes	3,198	2,968	10,318	9,604

Total long-term debt including current portion	$492,120	$520,100	$508,815	$540,262

Interest rate swap	$15	$15	$302	$302

Note from Summit America, including accreted discount (c)			$44,750	$46,000

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$32,551	$29,667	$36,283
Digital Theater Systems (“DTS”) (554,000 common shares) (b)			11	13,690
Other available-for-sale securities	2,109	4,848	478	3,932

Total investments in publicly-traded companies	31,776	37,399	30,156	53,905
Summit America preferred stock (c)			3,240	(a)
Other equity securities	8,939	(a)	9,240	(a)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. However, many of the investees have had no rounds of equity financing in recent years. There can be no assurance that we would realize the carrying value upon sale of the securities.
(b)	Our shares in DTS were sold during the first quarter of 2004.
(c)	On April 14, 2004, we completed the acquisition of Summit America Television Inc. As part of the transaction, we assumed Summit America’s obligations to us under the note and redeemable preferred stock.

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

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item
10.64	Amended and Restated Scripps Supplemental Executive Retirement Plan

10.65	Scripps Senior Executive Change in Control Plan

10.66	Scripps Executive Deferred Compensation Plan

12	Ratio of Earnings to Fixed Charges

31(a)	Rule 13a-14(a)/15d-14(a) Certifications

31(b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a)	Section 1350 Certifications

32(b)	Section 1350 Certifications