Form 10-K
period 2004-12-31
SCRIPPS E W CO /DE
filed 2005-03-15
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Class A Common Shares of the Registrant held by non-affiliates of the Registrant, based on the $52.50 per share closing price for such stock on June 30, 2004, was approximately $4,266,000,000. All Class A Common Shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of February 18, 2005, there were 126,590,398 of the Registrant’s Class A Common Shares, $.01 par value per share, outstanding and 36,668,226 of the Registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2005 annual meeting of shareholders.

Index to The E. W. Scripps Company

Annual Report on Form 10-K for the

Year Ended December 31, 2004

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

Our Company Web site is www.scripps.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this Web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

Forward-Looking Statements

Our Annual Report on Form 10-K contains certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ taste; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe”, “expect”, “anticipate”, “estimate”, “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

PART I

Item 1. Business

We are a diverse media concern with interests in newspaper publishing, national lifestyle television networks (“Scripps Networks”), broadcast television, television-retailing (“Shop At Home”), interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page F-10 of this Form 10-K and in Note 1 on page F-27 and Note 16 on page F-43 of this Form 10-K.

Newspapers

We operate daily and community newspapers in 19 markets in the United States. Four of our newspapers are operated pursuant to the terms of joint operating agreements (“JOA”). We also own and operate the Washington-based Scripps Media Center, home to the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. All of our newspapers subscribe to the wire service.

Newspaper operations are expanded into new markets primarily through the acquisition of daily newspapers. During the five years ended December 31, 2004, we acquired several newspapers, all during 2000. They are as follows:

•	The Ft. Pierce, Florida, daily newspaper in exchange for our Destin, Florida, newspaper and cash.

•	The Henderson, Kentucky, daily newspaper for cash.

•	The Marco Island, Florida, weekly newspaper for cash.

Our newspapers contributed approximately 32% of our company’s total operating revenues in 2004, down from 44% in 2002.

Newspapers managed solely by us – Information regarding the markets in which we publish and solely manage daily newspapers and the circulation of these daily newspapers is as follows:

(in thousands) (1) Newspaper	2004	2003	2002	2001	2000
Abilene (TX) Reporter-News	33	33	34	35	36
Anderson (SC) Independent-Mail	37	38	39	39	39
Boulder (CO) Daily Camera	33	33	33	34	34
Bremerton (WA) Sun	30	30	31	33	34
Corpus Christi (TX) Caller-Times	58	61	63	63	63
Evansville (IN) Courier & Press	66	69	69	70	71
Henderson (KY) Gleaner	10	10	11	10	11
Knoxville (TN) News-Sentinel	120	121	118	121	123
Memphis (TN) Commercial Appeal	172	173	172	170	175
Naples (FL) Daily News	57	57	56	55	53
Redding (CA) Record-Searchlight	35	35	35	34	34
San Angelo (TX) Standard-Times	26	27	28	28	29
Treasure Coast (FL) News/Press/Tribune	102	100	98	98	97
Ventura County (CA) Star	92	93	94	92	97
Wichita Falls (TX) Times Record News	32	32	32	34	36

Total Daily Circulation	902	911	912	914	931

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands) (1) Newspaper	2004	2003	2002	2001	2000
Abilene (TX) Reporter-News	42	42	44	44	45
Anderson (SC) Independent-Mail	43	44	44	45	45
Boulder (CO) Daily Camera	40	40	41	41	41
Bremerton (WA) Sun	33	34	36	37	37
Corpus Christi (TX) Caller-Times	76	78	80	81	81
Evansville (IN) Courier & Press	92	97	97	98	101
Henderson (KY) Gleaner	12	12	12	12	13
Knoxville (TN) News-Sentinel	153	155	154	156	158
Memphis (TN) Commercial Appeal	236	235	234	232	237
Naples (FL) Daily News	69	69	68	67	66
Redding (CA) Record-Searchlight	39	40	40	39	39
San Angelo (TX) Standard-Times	31	32	33	34	35
Treasure Coast (FL) News/Press/Tribune (2)	115	113	111	110	110
Ventura County (CA) Star	106	107	107	105	110
Wichita Falls (TX) Times Record News	36	36	37	39	41

Total Sunday Circulation	1,123	1,133	1,137	1,142	1,158

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News, and the Treasure Coast News/Press-Tribune which are from the Statements for the twelve-month periods ended September 30.
(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Our newspaper publishing strategy seeks to create local media franchises that are anchored by the market’s principal daily newspaper. Ancillary products and services include fully interactive Web sites, direct-mail advertising, total market coverage publications, zoned editions, youth-oriented and Spanish language specialty publications, and event-based publications. Our product offerings allow existing advertisers to reach their target audience in multiple ways, while also giving us an attractive portfolio of products with which to acquire new clients, particularly small and mid-sized advertisers. To protect and enhance our market position we must continually launch new products, offer good, relevant local content, ensure quality service, invest in new technology and cross-brand our newspapers, Internet sites and niche publications.

Advertising provided 79% of newspaper segment operating revenues in 2004. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

Newspaper advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, are classified into one of three categories: local, classified or national. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help wanted advertising and other ads listed together in sequence by the nature of the ads. Classified sections are typically found in the back of the paper. National ROP refers to any advertising purchased by businesses that operate beyond our local market and who typically procure advertising from numerous newspapers by using advertising agency services. Preprint advertisements are generally printed by advertisers and inserted into the newspaper. Internet advertising ranges from simple static banners appearing on a Web page to more complex, interactive and animated advertisements.

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

Our newspapers operate in highly competitive local media marketplaces, where advertisers and media consumers can choose from a wide range of alternatives, including other newspapers, radio, broadcast and cable television, magazines, Internet sites, outdoor advertising, directories and direct-mail products.

Most of our markets have experienced a consolidation of retail department stores and the growth of discount retailers. Discount retailers do not traditionally rely on newspaper ROP advertising to deliver their commercial messages. The combination of these trends has resulted in a shift in advertiser demand away from the purchase of local ROP advertising and to the purchase of pre-printed advertising supplements. In response to the changing advertising trends, we have launched new products in each of our markets and continually work to upgrade our advertising sales force by providing advanced training and innovative sales strategies. These techniques have been effective in generating significant advertising sales from new customers and replacing lost advertising revenue.

Circulation provided approximately 19% of newspaper segment operating revenues in 2004. Circulation revenues are produced from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines. Our newspapers seek to provide quality, relevant local news and information to their readers. Newspapers compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a source of local news and information. We believe our newspapers are the leading source of local news and information in each of their respective markets. To maintain their competitive position, our newspapers have introduced a number of publications aimed at younger readers and focused upon the classified advertising categories of real estate, automotive and help wanted.

Labor costs accounted for approximately 53% of our newspapers segment costs and expenses in 2004. A substantial number of our newspaper employees are represented by labor unions. See “Employees.”

We use computer systems to write, edit, compose and produce the papers.

Most of our newspapers are printed in 50-inch web format using offset and flexographic presses. We consumed approximately 142,000 metric tons of newsprint in 2004. Newsprint is a basic commodity and its price is subject to changes in the balance of world-wide supply and demand. The average price of newsprint has increased to $523 per ton in 2004 compared with $446 per ton in 2002. Consolidation in the North American newsprint industry has reduced the number of suppliers and led to paper mill closures. Mill closures have decreased overall newsprint capacity and increased the likelihood of future price increases.

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

Newspapers operated under JOAs – Four of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continued operation of both newspapers in that market.

Each newspaper maintains a separate and independent editorial operation.

Information regarding the markets in which we publish a daily newspaper pursuant to the terms of a JOA and the daily circulation of these newspapers are as follows:

(in thousands) (1) Newspaper	2004	2003	2002	2001	2000
Albuquerque (NM) Tribune	13	15	16	17	19
Birmingham (AL) Post-Herald	8	10	10	12	15
Cincinnati (OH) Post	39	45	49	53	60
Denver (CO) Rocky Mountain News (2)	275	289	305	323	427

Total Daily Circulation	336	358	380	406	520

Sunday circulation information is as follows:

(in thousands) (1) Newspaper	2004	2003	2002	2001	2000
Denver (CO) Rocky Mountain News (2)	751	786	789	801	530

(1)	Based on Audit Bureau of Circulation Publisher’s Statements for the six-month periods ended September 30.
(2)	The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation in 2004, 2003, 2002 and 2001 represents the Monday through Friday circulation of the Rocky Mountain News. Reported circulation prior to 2001 represents the Monday through Saturday circulation of the Rocky Mountain News. Reported circulation prior to 2001 represents the Sunday circulation of the Rocky Mountain News.

The table below provides certain information about our JOAs.

Newspaper/ Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune/ Journal Publishing Company	1933	2022
Birmingham Post-Herald/ Newhouse Newspapers	1950	2015
The Cincinnati Post/ Gannett Newspapers	1977	2007
Denver Rocky Mountain News/ MediaNews Group, Inc.	2001	2051

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The combined operations of the two Denver newspapers are jointly managed by each of the newspapers. We have no management responsibilities for the combined operations of the other three JOAs.

The operating profits earned from the combined operations of each newspaper in a JOA are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 20% and 40% of the profits from the other three JOAs.

Our share of the operating profits of the combined newspaper operations in each JOA market is affected by similar operational, economic and competitive factors included in the discussion of newspapers managed solely by us.

Scripps Networks

Scripps Networks includes five national lifestyle television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). We conceived of and launched HGTV, DIY and Fine Living. We acquired controlling interest in Food Network in 1997. We acquired GAC in the fourth quarter of 2004. Scripps Networks produced approximately 33% of our total operating revenues in 2004, up from 27% in 2002.

Scripps Networks also includes our new on-line network, HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. In addition, our networks operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. The Food Network partnership agreement terminates on December 31, 2012, unless amended or extended prior to that date. Upon termination, the partnership assets are to be liquidated and distributed to the partners in proportion to their partnership interests. The minority owners of Fine Living have the right to require us to repurchase their interests, while we have an option to acquire their interests. The put and call options become exercisable at various dates through 2016. The minority interests will receive fair market value for their interests at the time their option is exercised. Put options on an approximate 6% interest in Fine Living are currently exercisable. The remaining put options become exercisable in 2006.

All of our national television networks are targeted, lifestyle-oriented networks. HGTV began telecasting in 1994 and is successfully attracting viewers and serving advertisers by airing a full schedule of quality, original programming related to home repair, decorating, remodeling, gardening, and crafts. Food Network began telecasting in 1993 and has been widely credited for redefining the television food genre. Programming hits such as “Iron Chef”, “Emeril Live!” and “30-Minute Meals” have raised the network’s public profile and increased viewer interest and advertiser demand. DIY began telecasting in 1999 and features detailed how-to, step-by-step programming and information on a variety of topics including autos and boats, crafts, gardening, hobbies, home building, home improvement and woodworking. Fine Living, which began telecasting in March 2002, features television programming and Web site content designed to appeal to viewers and Internet users looking for information on quality life experiences, consumer products and consumer services. Programming concentrates on a variety of related lifestyle categories including adventure, personal space, transportation, everyday living and favorite things. We acquired GAC in the fourth quarter of 2004. GAC is a 24-hour country music video network that began telecasting in 1996. GAC’s programming primarily features country music videos complemented by talk shows, celebrity interviews, exclusive performances and general lifestyle information.

Our initial focus in launching a network is to gain distribution on cable and satellite television systems. We also create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until our network distribution and audience size are sufficient to attract national advertisers. As the distribution of our networks increase, we make additional investments in the quality and variety of programming and increase the number of original programming hours offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

While we have employed similar development strategies with each of our networks, there can be no assurance DIY, Fine Living and GAC will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996.

Advertising provided approximately 78% of Scripps Networks segment operating revenues in 2004. Declines in advertising spending, particularly in recessionary periods, adversely affect our business.

Advertising purchased on our networks usually seeks to promote nationally recognized consumer products and brands. We sell advertising time in both the up-front and scatter markets. The mix between the up-front and scatter markets is based upon a number of factors, including the demand for advertising time, economic conditions and pricing. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters.

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

Our networks are distributed by cable and satellite television systems under the terms of long-term distribution contracts. In exchange for the right to distribute our programming, cable and satellite television systems generally pay a per-subscriber fee. Revenue from affiliate fees has been increasing at a rapid pace as the networks have gained popularity and as introductory carriage agreements with cable system operators expire and are renegotiated at higher rates. Network affiliate fees provided 20% of Scripps Networks segment operating revenues in 2004.

We compete with other national television networks for distribution on cable and satellite television systems. Several of those networks are owned by cable and satellite television system operators. To obtain long-term contracts, we may make cash payments to cable and satellite television systems, provide an initial period in which a system’s affiliate fee payments are waived or do both. Network affiliate fee revenues are reported net of the cost of incentives granted in exchange for long-term distribution contracts.

The loss of distribution by any of the eight largest cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have been successful in renewing expiring distribution agreements for HGTV and Food Network.

Related to our networks, we also have emerged as a leader in providing content that is specifically formatted for the growing number of video-on-demand and broadband services. We own about 100 percent of our original television programming, which gives us the capability to reformat archived video content for other uses. In January 2005, we announced the launch of HGTVPro, an on-line network for the building industry. HGTVPro launched with more than 100 videos and articles available. The network’s content is designed to appeal to professional builders, remodelers and contractors and includes professional-level best practices, tips and techniques of the industry, new product information, and trends in the industry.

We both own and license the programming that airs on our networks. Programming accounted for approximately 38% of our networks’ segment costs and expenses in 2004. We believe there are adequate sources of creative and original programming to meet the needs of our networks.

Our networks require traffic systems to schedule programs and to insert advertisements within programs. We transmit our programming to cable and satellite television systems via satellite. Transponder rights are acquired under the terms of long-term contracts with satellite owners.

Labor costs accounted for approximately 22% of segment costs and expenses in 2004.

Broadcast Television

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 60 largest television markets in the U.S. Our television stations reach approximately 10% of the nation’s television households, calculated using the multiple ownership rules of the Federal Communications Commission (“FCC”).

We expand our broadcast television operations into new markets primarily through the acquisition of television stations currently in operation. We acquired independent television station KMCI in Lawrence, Kansas, in 2000. We had operated KMCI since 1996 under a Local Marketing Agreement.

Our broadcast television stations provided approximately 16% of our total operating revenues in 2004, down from 20% in 2002.

Information concerning our broadcast television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Expires in/ DTV Service Commenced	FCC License Expires in	Rank of Mkt (1)	Stations in Mkt (3)	Percentage of U.S. Television Households in Mkt (5)	2004	2003	2002	2001	2000
WXYZ-TV	Detroit, Ch. 7	ABC	2004	2005	10	9	1.7%
	Digital Service Status	41	1998
	Average Audience Share (2)							15	15	15	15	15
	Station Rank in Market (4)							1	1	1	1	2

WFTS-TV	Tampa, Ch. 28	ABC	2004	2005	13	12	1.5%
	Digital Service Status	29	1999
	Average Audience Share (2)							5	6	6	7	8
	Station Rank in Market (4)							4	4	4	4	4

KNXV-TV	Phoenix, Ch. 15	ABC	2005	2006	15	14	1.4%
	Digital Service Status	56	2000
	Average Audience Share (2)							5	6	6	6	7
	Station Rank in Market (4)							5	5	5	5	5

WEWS-TV	Cleveland, Ch. 5	ABC	2004	2005	16	11	1.4%
	Digital Service Status	15	1999
	Average Audience Share (2)							10	12	12	13	14
	Station Rank in Market (4)							3	1	1	1	1

WMAR-TV	Baltimore, Ch. 2	ABC	2005	2012	23	6	0.9%
	Digital Service Status	52	1999
	Average Audience Share (2)							7	7	7	7	8
	Station Rank in Market (4)							3	3	3	3	3

KSHB-TV	Kansas City, Ch. 41	NBC	2010	2006	31	8	0.8%
	Digital Service Status	42	2003
	Average Audience Share (2)							8	8	7	7	8
	Station Rank in Market (4)							4	4	4	4	4

KMCI-TV	Lawrence, Ch. 38	Ind.		2006	31	8	0.8%
	Digital Service Status	36	2003
	Average Audience Share (2)							2	2	1	2	1
	Station Rank in Market (4)							7	7	7	7	8

WCPO-TV	Cincinnati, Ch. 9	ABC	2006	2005	33	6	0.8%
	Digital Service Status	10	1998
	Average Audience Share (2)							13	13	12	12	14
	Station Rank in Market (4)							2	2	2	2	2

WPTV-TV	W. Palm Beach, Ch. 5	NBC	2010	2005	39	9	0.6%
	Digital Service Status	55	2003
	Average Audience Share (2)							16	16	17	16	15
	Station Rank in Market (4)							1	1	1	1	1

KJRH-TV	Tulsa, Ch. 2	NBC	2010	2006	60	10	0.4%
	Digital Service Status	56	2002
	Average Audience Share (2)							8	10	11	11	11
	Station Rank in Market (4)							3	3	3	3	3

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.
(2)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.
(3)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(4)	Station Rank in Market is based on Average Audience Share as described in (2).
(5)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

The sale of local, national and political commercial spots accounted for 95% of broadcast television segment operating revenues in 2004. Advertising is generally sold based upon audience size, demographics, price and effectiveness. Declines in advertising spending, particularly in recessionary periods, adversely affect our business. Automotive advertising accounts for approximately one-fourth of our local and national advertising revenues.

Advertising revenues are also influenced by various cyclical factors, particularly the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Advertising revenues also are affected by whether our stations are affiliated with the national networks broadcasting major events, such as the Olympics or the Super Bowl. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters.

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

National television networks offer a variety of programs to affiliated stations, which have a limited right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and may compensate affiliated stations for carrying network programming. Affiliated television stations may share in the cost of certain network programming, which is deducted from such compensation. In 2001, we renegotiated and extended our NBC network affiliation agreements, originally scheduled to expire in 2004, through 2010. Network compensation was sharply reduced under the renegotiated agreements. Three of our ABC affiliation agreements expired in 2004. The affiliation agreements of our other three ABC affiliate stations expire between 2005 and 2006. We are currently negotiating renewal of our affiliation agreements with ABC. The contracts with our stations that expired in 2004 have been temporarily extended until new agreements can be reached. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

In addition to network programming, our broadcast television stations produce their own programming and air programming licensed from a number of different independent program producers and syndicators. News is the focus of our locally-produced programming. To differentiate our programming from that of national networks available on cable and satellite television and other entertainment media, our stations have emphasized and increased hours dedicated to local news and entertainment. Advertising aired during our local news programs accounts for approximately 30% of broadcast television segment operating revenues.

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 21% of total segment costs and expenses in 2004.

Our broadcast television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Labor costs accounted for approximately 52% of segment costs and expenses in 2004.

Federal Regulation of Broadcasting – Broadcast television is subject to the jurisdiction of the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also exercises limited authority over broadcast programming by, among other things, requiring certain children’s programming and limiting commercial content therein, regulating the sale of political advertising, and restricting indecent programming.

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee’s performance. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules (as modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The current FCC rules also generally prohibit “crossownership” of a television station and a daily newspaper in the same community. Our television station and daily newspaper in Cincinnati were owned by us at the time the cross-ownership rule was enacted and enjoy “grandfathered” status. These properties would become subject to the cross-ownership rule upon their sale.

In 1996, Congress directed the FCC to review all its media ownership rules biennially. The FCC concluded the 2002 biennial review of its media ownership rules by amending the rules so as to generally permit entities to own more television stations as well as a newspaper in some markets. However, after several parties appealed the rule changes, a federal court stayed the new rules from taking effect and directed the FCC to reconsider its actions. It is not possible to predict the timing or outcome of this ongoing review of the FCC’s ownership rules.

The FCC has adopted a series of orders to implement a transition from the current analog system of broadcast television to a digital transmission system. It granted most television stations a second channel on which to begin offering digital service, and each of the Company’s broadcast stations now offers digital as well as analog broadcast service. The FCC originally set out a timetable for completing the digital transition by 2006, when it was expected that one of these channels would be returned to the government, but most observers believe that this deadline will have to be extended.

A substantial number of technical, regulatory and market-related issues remain unresolved regarding the transition to digital television. These issues include whether Congress will modify the standard to be used in determining when analog broadcast transmissions should terminate; the timeliness with which the FCC can allocate a final digital channel to each broadcast station; whether the FCC will adopt new rules affecting broadcasters’ use of their digital spectrum; when and how Congress or the FCC will further address cable carriage of digital programming; concerns over protecting digital broadcast signals from illegal copying and distribution; and uncertainty over the level of consumer demand for the new digital services. We cannot predict the effect of these uncertainties on our offering of digital service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Our network-affiliated stations have generally elected to negotiate retransmission consent agreements, while independent station KMCI relies on must-carry rights. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station. While the FCC has announced that a television station’s primary digital video transmission will enjoy cable must-carry rights, the FCC has declined to require carriage of a digital signal in addition to the station’s analog signal or to require carriage of the multiple program streams that broadcasters can present with digital technology. The FCC has not yet addressed satellite carriers’ obligation to carry a station’s digital signal.

Shop At Home

Shop At Home markets a range of consumer goods directly to television viewers and visitors to its Web site. We acquired a 70% controlling interest in Shop At Home from Summit America Television, Inc. (“Summit America,” formerly Shop At Home, Inc.) in October 2002. In April 2004, we acquired Summit America, which included a 30% minority interest in Shop At Home and five Shop At Home-affiliated broadcast television stations. The Shop At Home acquisition provided us with an existing infrastructure and workforce with retailing expertise, enabling us to quickly gain scale in a growing television retailing industry. The 2004 acquisition of Summit America provided us with 100% ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

Shop At Home produced approximately 14% of our company’s total operating revenues in 2004.

Shop At Home is distributed by broadcast television and cable and satellite television affiliates that reach 55 million full-time equivalent households, and can be viewed in more than 147 television markets, including 91 of the 100 largest television markets in the United States.

Sales of merchandise to network viewers and Web site visitors provide substantially all of Shop At Home’s operating revenues. Television retail sales can be adversely affected during recessionary periods and when other television programming events attract large audiences. Due to increased demand during the Christmas season, merchandise sales in the fourth quarter are typically higher than in other quarters.

We market home accessories, cookware, jewelry, electronics, beauty, fitness, collectibles and other products to consumers. A show-host approach is used with the host conveying information about the products and demonstrating use of the products.

The mix of products offered depends on a variety of factors including price, availability and customer response. We continue to implement our merchandising plan at Shop At Home which includes improving the mix, quality and appeal of the products offered for sale to parallel the consumer categories targeted by our lifestyle programming networks.

Viewers can order any product offered by us, subject to availability, 24 hours a day, seven days a week, over the Shop At Home Web site, directly from our telephone representatives or through a toll-free automated touch-tone system. Products are shipped from our warehouse facilities or are drop-shipped by selected vendors from their facilities. We offer our customers a full refund for merchandise returned within 30 days of purchase. A majority of customers pay for their purchases by credit card; however, we also accept money orders, checks, debit cards, electronic funds transfers and offer extended credit terms to our customers.

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

Merchandise and network distribution costs are the primary operating expenses for the segment. We purchase merchandise from numerous vendors and sources. We monitor product sales and revise our product offerings to maintain an attractive merchandising mix while continually evaluating new products and sources to broaden and enhance our product selection. While a variety of sources are available for most products we sell, two vendors in two different product categories supply us with merchandise that accounts for 19% and 12% of total merchandise costs. Our business could be adversely affected if these vendors ceased supplying merchandise.

Programming is distributed on a full or part-time basis under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Distribution agreements are typically for one-year terms, with automatic renewal unless either party provides a 30-day notice before the end of the term. Affiliates are generally paid a negotiated fee based on the number of cable and direct broadcast satellite households reached by the affiliate. In addition, under certain agreements, contingent payments may be due to affiliates if revenues generated by subscribers exceed pre-determined thresholds. We constantly evaluate distribution levels and effectiveness. We plan to expand our full-time carriage on cable and satellite television systems, while also eliminating low-yielding homes.

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

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips, and retain the rights to license the characters. “Peanuts” provides approximately 93% of our licensing revenues. Licensing of comic characters in Japan provides approximately 50% of our international revenues, which are less than $60 million annually.

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

Employees

As of December 31, 2004, we had approximately 8,900 full-time equivalent employees, of whom approximately 5,400 were with newspapers, 1,000 with Scripps Networks, 1,500 with broadcast television, 700 with Shop At Home and 100 with licensing and other media. Various labor unions represent approximately 1,100 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

Item 2. Properties

We own substantially all of the facilities and equipment used in our newspaper operations. We completed the construction of new production facilities for our Knoxville newspaper in 2002 and for our Treasure Coast newspapers in 2004. We expect to begin construction of a new facility for our Naples newspaper in 2005.

Scripps Networks operates from a production facility in Knoxville and leased facilities in New York and California. Substantially all other facilities and equipment are owned by Scripps Networks. In 2005, we expect to begin another expansion of Scripps Networks headquarters in Knoxville.

We own substantially all of the facilities and equipment used by our broadcast television stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signal. We completed the construction of new facilities for our West Palm Beach station in 2001 and for our Cincinnati station in 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following table presents information submitted to a vote of security holders on November 30, 2004.

Description of Matters Submitted	For	Against	Abstain	Not Voted
1. Proposal to amend the company’s Employee Stock Purchase Plan Common Voting Shares:	32,522,280	—	—	4,215,946

Executive Officers of the Company – Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kenneth W. Lowe	54	President, Chief Executive Officer and Director (since October 2000); President and Chief Operating Officer (January 2000 to October 2000); Chairman and Chief Executive Officer, Scripps Networks (1994 to 2000)

Richard A. Boehne	48	Executive Vice President (since 1999)

Anatolio B. Cruz III	46	Senior Vice President and General Counsel (Since March 2004); Vice President, Deputy General Counsel and Assistant Secretary, BET Holdings, Inc. (1999 to 2004)

Frank Gardner	62	Senior Vice President and Chairman, Scripps Networks (since 2001); Senior Vice President/Interactive Media (2000 to 2001); Senior Vice President/Television (1993 to 2000)

Alan M. Horton	61	Senior Vice President/ Newspapers (since 1994) - Retired at the end of 2004

Joseph G. NeCastro	48	Senior Vice President and Chief Financial Officer (since May 2002); Senior Vice President and Chief Financial Officer, Penton Media, Inc. (1998 to 2002)

William B. Peterson	61	Senior Vice President/Television (Since May 2004); Vice President/Station Operations (January 2004 to May 2004); Vice President/General Manager, WPTV-TV (2001 to 2004); Vice President/General Manager, WRAL-TV (1999 to 2001)

Mark G. Contreras	43	Vice President/Newspaper Operations (Since January 2005); Senior Vice President, Pulitzer Newspapers, Inc. (1999 to 2004)

B. Jeff Craig	46	Vice President and Chief Technology Officer (since 2001); Senior Vice President, Interactive Technology and New Media Development, Discovery Communications (1998 to 2000)

Gregory L. Ebel	49	Vice President/Human Resources (since 1994)

Lori A. Hickok	41	Vice President and Controller (since June 2002); Corporate Development Analyst (2001 to 2002); Controller/New Media (1999 to 2001)

M. Denise Kuprionis	48	Vice President, Corporate Secretary and Director of Legal Affairs (since 2001), Corporate Secretary and Director of Legal Affairs (2000 to 2001); Corporate Secretary (1987 to 2000)

Tim A. Peterman	37	Vice President/Corporate Development (since March 2002); Chief Financial Officer/Broadcast Division, Chief Financial Officer/Cable Television Network Division, USA Networks (1999 to 2002)

Timothy E. Stautberg	42	Vice President/Communications and Investor Relations (since 1999)

E. John Wolfzorn	59	Vice President and Treasurer (since July 2002); Treasurer (1979 to 2002)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” There are approximately 62,000 owners of our Class A Common shares, based on security position listings, and 18 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

Quarter	1st	2nd	3rd	4th	Total
2004

Market price of common stock:
High	$50.56	$54.65	$53.31	$50.55
Low	45.68	49.86	47.29	44.73

Cash dividends per share of common stock	$0.0875	$0.10	$0.10	$0.10	$0.3875

2003

Market price of common stock:
High	$41.82	$45.33	$45.03	$47.58
Low	37.20	36.95	40.38	42.65

Cash dividends per share of common stock	$0.075	$0.075	$0.075	$0.075	$0.30

Issuer Purchases of Equity Securities

On October 28, 2004, the Board of Directors authorized an increase in the number of shares that we may purchase under our share repurchase program. Under such program we are now authorized to repurchase up to 5.0 million Class A Common shares. As of December 31, 2004, no shares have been repurchased against the October 28, 2004, authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common stock under the program.

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

Item 9b. Other Information

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

We have adopted a code of ethics that applies to all employees, officers and directors of Scripps. We also have a code of ethics for the CEO and Senior Financial Officers. This code of ethics meets the requirements defined by Item 406 of Regulation S-K and the requirement of a code of business conduct and ethics under NYSE listing standards. Copies of our codes of ethics are posted on our Web site at www.scripps.com.

Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Report of the Audit Committee of the Board of Directors” in the Proxy Statement.

The Proxy Statement will be filed with the Securities and Exchange Commission on or before March 31, 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Supplemental Schedule

(a)	The consolidated financial statements of Scripps are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 11, 2005, is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	The Company’s consolidated supplemental schedules are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 11, 2005	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 11, 2005.

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

The E. W. Scripps Company

Selected Financial Data

Eleven-Year Financial Highlights

(in millions, except per share data)

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)	1996(1)	1995(1)	1994(1)
Summary of Operations
Operating revenues:
Newspapers	$704	$692	$682	$677	$687	$654	$623	$483	$415	$387	$363
Scripps Networks	724	535	415	337	296	213	133	57	30	19	5
Broadcast television	342	304	305	278	343	312	331	331	323	295	288
Shop At Home	293	238	42
Licensing and other media	104	105	90	89	97	93	89	80	75	68	68

Total segment operating revenues	2,168	1,875	1,536	1,380	1,423	1,272	1,175	952	843	769	724
Divested operating units (2)					11	23	25	44	61	44	37
RMN pre-JOA operating revenues (3)				12	221	210	200	197	183	184	170

Total operating revenues	$2,168	$1,875	$1,536	$1,392	$1,654	$1,505	$1,401	$1,193	$1,086	$997	$931

Segment profit (loss):
Newspapers managed solely by us	$205	$227	$232	$222	$238	$241	$227	$186	$145	$138	$128
Newspapers operated pursuant to JOAs	41	42	38	15	31	35	33	31	21	20	22

Total newspapers	246	269	270	238	269	276	260	217	166	158	150
Scripps Networks	304	204	125	76	69	34	6	(9)	(14)	(17)	(8)
Broadcast television	108	85	98	80	129	96	118	128	126	113	116
Shop At Home	(22)	(22)	(2)
Licensing and other media	17	19	17	15	16	13	12	10	10	8	6
Corporate	(38)	(32)	(28)	(19)	(20)	(18)	(16)	(16)	(17)	(16)	(15)

Total segment profit	615	523	481	389	464	400	379	331	270	247	249
Divested operating units (2)						1	1	(1)	5	4	3
Depreciation, including gains (losses) on disposals of PP&E (5)	(57)	(64)	(58)	(56)	(69)	(65)	(64)	(54)	(50)	(46)	(40)
Amortization of other intangible assets	(4)	(5)	(4)	(5)	(4)	(4)	(5)	(2)	(3)	(5)	(5)
Amortization of goodwill and other intangible assets with indefinite lives (4)				(38)	(36)	(35)	(35)	(22)	(17)	(15)	(14)
Restructuring charges, including share of JOA restructurings (6)		(2)	4	(16)	(10)	(2)			(4)		(11)
Interest expense	(31)	(32)	(28)	(39)	(52)	(45)	(47)	(19)	(10)	(11)	(16)
Interest and dividend income	3	5	2	1	1	1	2	3	1	3	1
Other investment results, net of expenses (7)	15	(3)	(86)	5	(25)	1		(3)	37
Gains on divested operations (1)					6			48
Other gains (losses) (8)(9)									(15)		18
Miscellaneous, net	1		(1)			3	(2)	1		(1)	(2)
Income taxes (10)	(196)	(138)	(114)	(100)	(108)	(104)	(93)	(118)	(84)	(76)	(81)
Minority interests	(43)	(14)	(6)	(4)	(4)	(4)	(5)	(5)	(3)	(3)	(8)

Income from continuing operations	$304	$271	$188	$138	$163	$146	$131	$158	$127	$96	$93

Per Share Data
Income from continuing operations	$1.84	$1.66	$1.17	$.86	$1.03	$.93	$.81	$.97	$.79	$.60	$.61

Cash dividends	.39	.30	.30	.30	.28	.28	.27	.26	.26	.25	.22
Market value of proceeds from Cable Transaction (11)									9.92
Market Value of Common Shares at December 31
Per share	$48.28	$47.07	$38.48	$33.00	$31.44	$22.41	$24.88	$24.22	$17.50	$19.69	$15.13
Total	7,879	7,622	6,159	5,227	4,951	3,502	3,908	3,906	2,827	3,153	2,415

Scripps Cable Financial Data (11)
Segment operating revenues									$270	$280	$255
Segment profit									109	119	101
Depreciation and amortization									48	54	57
Net income									40	40	30
Net income per share of common stock									.24	.25	.20
Capital expenditures									(58)	(48)	(42)

Certain amounts may not foot since each is rounded independently.

As a result of the two-for-one stock split authorized and distributed in the third quarter 2004, all share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Eleven-Year Financial Highlights

(in millions)

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)	1996(1)	1995(1)	1994(1)
Cash Flow Statement Data
Net cash provided by continuing operations	$386	$323	$211	$206	$256	$194	$239	$193	$176	$114	$170
Investing activity:
Capital expenditures	(77)	(89)	(88)	(68)	(75)	(80)	(67)	(57)	(53)	(57)	(54)
Business acquisitions and investments	(320)	(5)	(118)	(102)	(139)	(70)	(29)	(745)	(128)	(12)	(32)
Other (investing)/divesting activity, net	12	7	15	16	62	33	10	31	35	(19)	51
Financing activity:
Increase (decrease) in long-term debt, net	24	(216)	1	9	(54)	(1)	(4)	651	41	(30)	(138)
Dividends paid	(65)	(50)	(51)	(51)	(47)	(47)	(47)	(46)	(45)	(43)	(37)
Common stock issued (retired)				(22)	(5)	(35)	(108)	(26)
Other financing activity	35	34	29	16	6	1	6	4	9	6	1
Balance Sheet Data
Total assets	3,425	3,008	2,870	2,642	2,588	2,535	2,376	2,304	1,479	1,362	1,302
Long-term debt (including current portion) (12)	533	509	725	724	715	769	771	773	122	81	110
Shareholders’ equity (12)	2,096	1,823	1,515	1,352	1,278	1,164	1,070	1,050	945	1,194	1,084

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

The income statement and cash flow data for the eleven years ended December 31, 2004, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per share amounts are presented on a diluted basis. The eleven-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with Financial Accounting Standard (“FAS”) 131. See page F-10.

(1) In the periods presented we acquired and divested the following:

Acquisitions

2004- Summit America, including their remaining 30% interest in Shop At Home and their five owned and operated Shop At Home affiliated broadcast television stations. The Great American Country network.

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

1996- Vero Beach, Florida, daily newspaper.

1994- The remaining 13.9% minority interest in Scripps Howard Broadcasting Company (“SHB”) in exchange for 9,905,318 Class A Common Shares. Cinetel Productions (an independent producer of programs for cable television).

Divestitures

2000- Destin, Florida, newspaper (in exchange for Ft. Pierce, Florida, newspaper) and the independent yellow page directories. The divestitures resulted in net pre-tax gains of $6.2 million, increasing income from continuing operations by $4.0 million, $.03 per share.

1998- Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, our television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.

1997- Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency (“JOA”) and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and the newspaper trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.16 per share.

1995- Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.

(2) Operating units other than cable television systems sold prior to December 31, 2004.

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

(4) We adopted FAS 142 - Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS 144. Amortization of goodwill and other intangible assets with indefinite lives, primarily FCC licenses and broadcast television station network affiliation relationships, was as follows:

2001 - $38.1 million, $28.1 million after tax, $.18 per share.

2000 - $35.8 million, $26.5 million after tax, $.17 per share.

1999 - $34.7 million, $25.7 million after tax, $.16 per share.

1998 - $35.0 million, $25.9 million after tax, $.16 per share.

1997 - $21.8 million, $17.5 million after tax, $.11 per share.

1996 - $17.3 million, $15.0 million after tax, $.09 per share.

1995 - $15.1 million, $13.5 million after tax, $.08 per share.

1994 - $14.0 million, $11.7 million after tax, $.08 per share.

(5) 2004 - An $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati increased income from continuing operations by $7.0 million, $.04 per share.

(6) Restructuring charges include our proportionate share of JOA restructuring activities. Our proportionate share of JOA restructuring activities is included in “Equity in earnings of JOAs and other joint ventures” in our financial statements. Restructuring charges consisted of the following:

2003- A $1.8 million charge for estimated severance costs to Post union-represented editorial employees was recorded as a result of Gannett notifying us that the Cincinnati JOA will not be renewed when it expires on December 31, 2007. The charge reduced income from continuing operations $1.2 million, $.01 per share.

2002- The Denver JOA consolidated its office space and sold its excess real estate. The $3.9 million gain on the sale increased income from continuing operations by $2.4 million, $.01 per share.

2001- Costs of $16.1 million associated with workforce reductions, including our $5.9 million share of such costs at the Denver JOA, reduced income from continuing operations by $10.1 million, $.06 per share.

2000- Expenses of $9.5 million associated with formation of the Denver JOA reduced income from continuing operations by $6.2 million, $.04 per share.

1999- Severance payments of $1.2 million to certain television station employees and $0.8 million of costs incurred to move Food Network’s operations to a different location in Manhattan reduced income from continuing operations by $1.2 million, $.01 per share.

1996- A $4.0 million charge for our share of certain costs associated with restructuring portions of the distribution system of the Cincinnati JOA reduced income from continuing operations by $2.6 million, $.02 per share.

1994- We changed the network affiliation of our former FOX-affiliated television stations to one of the three primary national television networks, reducing our reliance on syndicated programming at those stations and requiring the construction of new production facilities to accommodate expanded local news programming. A $7.9 million loss on program rights and a $2.8 mil- lion loss on real estate expected to be sold as a result of the affiliation changes reduced income from continuing operations by $6.6 million, $.04 per share.

(7) Other investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

2004- Net realized gains of $14.7 million. Net investment results increased income from continuing operations by $9.5 million, $.06 per share.

2003- Net realized losses of $3.2 million. Net investment results decreased income from continuing operations by $2.1 million, $.01 per share.

2002- Net realized losses of $79.7 million. Charges associated with winding down the Scripps Ventures investment funds were $3.6 million. Net investment results decreased income from continuing operations by $55.6 million, $.34 per share.

2001- Net realized losses of $2.9 million. Accrued incentive compensation was decreased $11.5 million, to zero, in connection with the decline in value of the Scripps Ventures I investment portfolio. Net investment results increased income from continuing operations by $3.8 million, $.02 per share.

2000- Net realized losses of $17.5 million. Accrued incentive compensation was increased $4.5 million, to $11.5 million. Net investment results reduced income from continuing operations by $15.8 million, $.10 per share.

1999- Net realized gains of $8.6 million. Accrued incentive compensation was increased $7.0 million, to $7.0 million. Net investment results increased income from continuing operations by $0.4 million, $.00 per share.

1997- Net realized losses of $2.7 million. Net investment results reduced income from continuing operations by $1.7 million, $.01 per share.

1996- Net realized gains of $37.0 million. Net investment results increased income from continuing operations by $24.3 million, $.15 per share.

(8) In 1994 we sold our worldwide GARFIELD and U.S. ACRES copyrights. The sale resulted in a pre-tax gain of $31.6 million, which increased income from continuing operations by $17.4 million, $.11 per share.

(9) Other gains (losses) included the following:

1996- A $15.5 million contribution of appreciated Time Warner stock to a charitable foundation decreased income from continuing operations by $5.2 million, $.03 per share.

1994- An $8.0 million contribution of appreciated stock to a charitable foundation and a $6.1 million accrual for lawsuits associated with a divested operating unit reduced income from continuing operations by $8.1 million, $.05 per share.

(10) The provision for income taxes includes the following items which affect the comparability of the year-over-year effective income tax rate:

2003- Changes in the estimated tax liability for prior years and our estimate of unrealizable state net operating loss carryforwards reduced the tax provision, increasing income from continuing operations by $27.1 million, $.17 per share.

2002- A change in the estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $9.8 million, $.06 per share.

2000- A change in the estimated tax liability for prior years reduced the tax provision, increasing income from continuing operations by $7.2 million, $.05 per share.

1994- A change in the estimated tax liability for prior years increased the tax provision, reducing income from continuing operations by $5.3 million, $.03 per share.

(11) Our cable television systems (“Scripps Cable”) were acquired by Comcast Corporation (“Comcast”) on November 13, 1996, (the “Cable Transaction”) through a merger whereby our shareholders received, tax-free, a total of 93 million shares of Comcast’s Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to our shareholders. This gain is not reflected in our financial statements because accounting rules required us to record the transaction at book value. Unless otherwise noted, the data excludes the cable television segment, which is reported as a discontinued business operation.

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

Executive Overview

We are a diverse media concern with interests in newspaper publishing, national lifestyle television networks (“Scripps Networks”), broadcast television, television-retailing (“Shop At Home”), interactive media and licensing and syndication. Scripps Networks includes five cable and satellite television programming services, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Our media businesses provide high quality news, information and entertainment content to readers and viewers. We have undergone a strategic transformation during the past 10 years, evolving from its historical role as a pioneer newspaper publisher and television broadcaster to one of the country’s leading providers of content for a growing range of print, video and electronic media platforms.

To create new businesses or acquire businesses that are expected to significantly increase shareholder value, we operate our core media businesses to maximize sustainable cash flow and place a high priority on allocating capital. We have used a portion of the cash produced by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network, Shop At Home and GAC.

Scripps Networks is in a period of sustained rapid growth. The Networks have successfully monetized ratings and viewership gains, especially at its two more established networks HGTV and Food Network. In 2004, HGTV’s primetime viewership increased 11% compared with 2003, averaging 742,000 viewers each night, while primetime viewership at Food Network was up 6% with a nightly average of 522,000 households. Strong upfront advertising sales at HGTV and Food, combined with a healthy scatter advertising market, has resulted in a prolonged period of strong, double digit profit and revenue growth that the company projects will continue through 2005. Revenue from affiliate fees paid by cable and satellite system operators to carry the networks also has been increasing at a rapid pace as the networks gain popularity and as introductory carriage agreements with cable system operators expire and are renegotiated at higher rates.

In 2004, Scripps Networks revenue and segment profits surpassed our newspaper segment results for the first time in the company’s 126-year history. This benchmark clearly demonstrates how the company’s strategic investment in the growing national television network business has changed the company’s profile and created value for our shareholders. Our continued investment in our Networks included the acquisition of GAC in 2004, which provides us with a recognized cable network brand that has secured distribution into 37 million homes.

In addition to the development of Scripps Networks, we are also investing capital to develop an innovative electronic commerce business at our Shop At Home Network. Our vision for Shop At Home is to provide a pure electronic commerce environment for products and services that, in part, parallel the consumer categories targeted by our national television networks. Sales of products for the home and cookware were approximately 10% of total revenue for 2004 compared with 8% in 2003 and 2% for the full year of 2002. In 2004, we advanced our television retailing strategy by acquiring Summit America Television. Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations. The acquisition provides us with 100% ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

Our newspapers’ profits have been affected by a number of economic factors, including higher newsprint and employee costs, as well as an increase in competition for advertising dollars. To maintain competitive positions in our newspapers’ markets, we have launched new products in each of our markets and continuously work to upgrade our advertising sales forces by providing advanced training and innovative sales strategies. These initiatives have generated advertising sales that replaced advertising revenue lost due to the trends affecting local retail advertising.

The broadcast television business is highly cyclical in nature, with peak revenue periods occurring every two years during national general elections. Political advertising revenue in 2004 was $41.5 million compared with $3.4 million in 2003.

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

Network Affiliate Fees – Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of long-term distribution contracts. Network affiliate fees are reported net of volume discounts earned by cable and satellite television system operators and net of incentive costs offered to system operators in exchange for initial long-term distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are then amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

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

Investments – We hold investments in several companies, including publicly-traded securities and other securities that do not trade in an active market. Future adverse changes in market conditions, poor operating results, or the inability of certain development-stage companies to find additional financing could result in losses that may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future. We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee.

We recognized other-than-temporary impairment charges related to write-downs associated with declines in value of certain investments in development-stage businesses of $3.2 million in 2003 and $80.1 million in 2002. We did not recognize any other-than-temporary impairment charges in 2004. As of December 31, 2004, there were no significant unrealized losses on any of our publicly-traded investments and we found no indications of impairment of securities that do not trade in an active market. The carrying value of our investments in securities that do not trade in an active market was $7.3 million at December 31, 2004. We estimate the fair value of these securities approximates their carrying value, however there can be no assurance we would realize the carrying value of these securities upon their sale.

Goodwill and Other Indefinite-Lived Intangible Assets – Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142 - Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangible assets must be tested for impairment on an annual basis.

FAS 142 requires us to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. For purposes of performing the impairment test for goodwill, our reporting units are newspapers, our national television networks, broadcast TV and Shop At Home. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

FAS 142 also requires us to compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

To determine the fair value of our reporting units and indefinite-lived intangible assets, we generally use present value techniques (discounted cash flow), market multiples and appraised values. We completed our impairment testing in the fourth quarter of 2004 and determined there were no impairments of goodwill or other indefinite-lived intangible assets.

If we had established different reporting units or our estimates and projections change in the future, we may be required to record impairment charges for these assets.

Income Taxes – Accounting for income taxes is sensitive to interpretation of various laws and regulations. As a matter of course, our consolidated federal income tax returns and various state income tax returns are regularly audited by federal and state authorities. While we believe the positions we take on our tax returns comply with applicable laws, these audits may result in proposed adjustments that challenge the positions taken on our tax returns. We regularly review the adjustments proposed by federal and state tax authorities to our tax returns and the positions taken on tax returns that are not currently under examination. We record a provision for additional taxes that we believe are probable of payment. However, the ultimate resolution of these issues may differ from the amounts currently estimated, in which case an adjustment would be made to the tax provisions in that period.

In 2002, we settled the audit of our 1992 through 1995 consolidated federal income tax returns with the Internal Revenue Service (“IRS”) and received several proposed adjustments to our 1996 through 2001 tax returns. In 2003, we reached agreement with the IRS on proposed adjustments to our 1996 through 2001 consolidated federal income tax returns. In addition, several open state tax years were closed without audit in 2003. As a result of reaching agreement on the proposed adjustment with the IRS and the closing of open state tax years, we reduced our provision for open tax years by $21.0 million in 2003 and $9.8 million in 2002. No significant adjustments were recorded to our tax provision in 2004. The audit of our 1996 through 2001 federal income tax returns will remain open until two remaining issues are settled with the IRS. If the IRS accepts our positions on those issues, we will reduce our provision for income taxes by $2.0 million in the period those positions are accepted.

We have deferred tax assets primarily related to state net operating loss carryforwards and capital loss carryforwards. We record a tax valuation allowance to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period. In 2003, we reduced our estimates of state operating loss carryforwards that would not be realized by $6.1 million based upon the closing of several open state tax years and our projections of taxable income in the carryforward periods.

Pension Plans – We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees. Pension expense for those plans was $23.1 million in 2004, $25.4 million in 2003, and $13.4 million in 2002. The measurement of our pension obligations and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We consider the most critical of these estimates to be our discount rate and the expected long-term rate of return on plan assets. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles generally accepted in the United States of America, the effects of these modifications are recorded currently or amortized over future periods.

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities with various maturities rated Aa or better. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. At December 31, 2004, the discount rate was 6.0%. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2004, to either 5.5% or 6.5%, would increase or decrease our pension obligations as of December 31, 2004, by approximately $30.5 million and increase or decrease 2005 pension expense by approximately $4.5 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2004, the expected long-term rate of return on plan assets was 8.25%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 8.75% or 7.75%, would increase or decrease our 2005 pension expense by approximately $1.8 million.

We had cumulative unrecognized actuarial losses for our pension plans of $76 million at December 31, 2004. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. The unrecognized losses are primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2005 pension expense will include $6.2 million in amortization of unrecognized actuarial losses.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-10 through F-15.

Consolidated Results of Operations – Consolidated results of operations were as follows:

	For the years ended December 31,
( in thousands )	2004	Change	2003	Change	2002
Operating revenues	$2,167,503	15.6%	$1,874,845	22.1%	$1,535,664
Costs and expenses	(1,641,100)	(14.0)%	(1,439,575)	(26.9)%	(1,134,288)
Depreciation and amortization of intangibles	(69,004)	(3.9)%	(66,417)	(7.9)%	(61,551)
Gains (losses) on disposal of PP&E	8,325		(1,670)	(37.2)%	(1,217)
Restructuring charges			(1,847)

Operating income	465,724	27.5%	365,336	7.9%	338,608
Interest expense	(30,878)	2.3%	(31,593)	(11.6)%	(28,301)
Equity in earnings of JOAs and other joint ventures	88,830	1.0%	87,954	5.7%	83,245
Interest and dividend income	3,369	(33.4)%	5,062		1,860
Other investment results, net of expenses	14,674		(3,200)		(85,667)
Miscellaneous, net	934		(497)		(823)

Income before income taxes and minority interests	542,653		423,062		308,922
Provision for income taxes	195,773		137,974		114,287

Income before minority interests	346,880		285,088		194,635
Minority interests	43,069		14,273		6,338

Net income	$303,811	12.2%	$270,815	43.8%	$188,297

Net income per diluted share of common stock	$1.84	10.8%	$1.66	41.9%	$1.17

2004 compared with 2003

The increase in operating revenues was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks, increases in merchandise sales at Shop At Home, and the return of political advertising at our broadcast television stations. The growth in advertising revenues at Scripps Networks was primarily driven by increased viewership. The growth in affiliate fee revenues at Scripps Networks is attributed to scheduled rate increases, wider distribution of our networks, and reaching renewal agreements with several cable television operators.

Costs and expenses were affected by the expanded hours of original programming and costs to promote our national networks, increases in cost of merchandise sold at Shop At Home, newsprint prices and disability and health care costs.

Depreciation and amortization increased year-over-year primarily as a result of depreciation and amortization attributed to the acquisition of Summit America and Great American Country.

Gains on disposal of property, plant and equipment in 2004 include an $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati.

Restructuring charges in 2003 reflect a $1.8 million charge for estimated severance costs to Cincinnati Post and Kentucky Post editorial employees as stipulated by the terms of a collective bargaining agreement. The charge was recorded as a result of Gannett notifying us that the Cincinnati JOA will not be renewed when it expires on December 31, 2007.

Operating results in 2004 were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Estimated asset impairment losses and restoration costs totaled $2.6 million. Net income was reduced by $1.6 million, $.01 per share. Our insurance program provides coverage for damage to property and interruption of business operations, including profit recovery and costs incurred to minimize the duration and total cost of interruption. Business interruption losses for 2004 are estimated to be approximately $4.2 million. See Note 4 to our consolidated financial statements.

Interest expense includes interest incurred on our outstanding borrowings and interest incurred on deferred compensation and other employment agreements. Interest expense decreased in 2004 as lower average debt levels offset increases in interest rates. The average balance of outstanding borrowings was $513 million in 2004 and $608 million in 2003. The weighted-average interest rate on all borrowings was 4.73% in 2004 and 4.17% in 2003.

Interest and dividend income decreased in 2004 due to the loss of income on the Summit America Note receivable that was forgiven during our second quarter acquisition of Summit America. This reduction in income was partially offset by interest income earned on federal tax refunds received in 2004.

Other investment results include net realized gains and losses on the sale of investments and investment impairments resulting from other-than-temporary declines in the fair value of investments. Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Other investment results in 2003 reflect a charge for write-downs associated with declines in value of certain investments in development-stage businesses.

Information regarding our effective tax rate is as follows:

(in thousands)	2004	Change	2003
Income before income taxes and minority interests as reported	$542,653	28.3%	$423,062
Income of pass-through entities allocated to non-controlling interests	40,441		12,680

Income allocated to Scripps	$502,212	22.4%	$410,382

Provision for income taxes	$195,773	(41.9)%	$137,974

Effective income tax rate as reported	36.1%		32.6%
Effective income tax rate on income allocated to Scripps	39.0%		33.6%

Our effective tax rate is affected by the growing profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 70% residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the non-controlling interest.

The comparability of our year-over-year effective tax rate is affected by changes in estimated liabilities for open tax years and state net operating loss carryforwards that reduced our tax provision by $27.1 million in 2003. These changes in estimates reduced the effective tax rate by 6.4% in 2003. We expect the effective tax rate to be approximately 36% in 2005.

Minority interest increased year-over-year primarily due to the operating performance of Food Network. Prior to the fourth quarter of 2003, Food Network profits were allocated solely to Class A partnership interests, of which we own approximately 87%. During the fourth quarter of 2003, Food Network profits began to be allocated in proportion to each partner’s residual interests in the partnership. In 2005, we expect minority interest will be $50 million to $55 million due to the increasing profitability of the Food Network.

2003 compared with 2002

The increase in operating revenues was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks and the October 2002 acquisition of Shop At Home. The growth in advertising and affiliate fee revenues at Scripps Networks was primarily driven by increased viewership of our networks.

Increases in cost and expenses were affected by the October 2002 acquisition of Shop At Home and expanded hours of original programming and costs to promote our national networks. In addition, pension expense increased $12.0 million year-over-year due to the combined effects of lower expected returns on plan assets, lower discount rates and amortization of actuarial losses.

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

Interest expense includes interest incurred on our outstanding borrowings and interest incurred on deferred compensation and other employment agreements. Interest expense increased due to our decision to replace $200 million of borrowings under our variable-rate credit facilities with fixed-rate notes and due to increases from interest incurred on deferred compensation agreements. Average fixed-rate borrowings for the year-to-date periods were $409 million in 2003 and $275 million in 2002. The weighted-average effective interest rate on the fixed-rate notes was 5.6% in 2003 and 6.1% in 2002. Average variable-rate borrowings, including the $50 million notes converted to variable-rate borrowings under the provisions of our interest rate swap, were $199 million in 2003 and $373 million in 2002. The weighted-average effective interest rate on the variable-rate borrowings was 1.2% in 2003 and 1.8% in 2002.

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

Other investment results include (i) net realized gains and losses on the sale of investments, (ii) investment impairments resulting from other-than-temporary declines in the fair value of investments and (iii) accrued performance-based compensation and other expenses associated with the management of our investments in development-stage businesses. Other investment results reduced net income by $2.1 million, $.01 per share, in 2003 and $55.6 million, $.34 per share, in 2002. Investment impairment charges in 2002 include a $35.1 million write-down of our investment in AOL Time Warner and $45.0 million of write-downs associated with declines in value of investments in development-stage businesses. Also included in 2002 other investment results were $3.6 million of costs associated with winding down active management of our investment portfolio in development-stage businesses.

The effective income tax rate was 32.6% in 2003 and 37.0% in 2002. The changes in estimated liabilities for open tax years and estimated unrealizable foreign tax credits and state net operating loss carryforwards reduced the tax provision by $27.1 million in 2003 and by $9.8 million in 2002. These changes in estimates reduced the effective income tax rate by 6.4% in 2003 and by 3.2% in 2002. In addition, our effective income tax rate is affected by the growing profitability of Food Network and the portion of Food Network income that is attributable to the non-controlling interests. Our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the non-controlling interest. Income before income tax attributable to the non-controlling interest in Food Network was approximately $13 million in 2003 and $3 million in 2002.

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

Business Segment Results – As discussed in Note 16 to the Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments using a measure we call segment profits. Segment profits excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Segment operating revenues:
Newspapers managed solely by us	$703,857	1.8%	$691,591	1.4%	$682,219
Newspapers operated pursuant to JOAs	267		267	16.1%	230

Total newspapers	704,124	1.8%	691,858	1.4%	682,449
Scripps Networks	723,713	35.3%	535,013	28.8%	415,402
Broadcast television	342,498	12.6%	304,162	(0.3)%	305,154
Shop At Home	293,092	22.9%	238,484		42,345
Licensing and other media	104,076	(1.2)%	105,328	16.6%	90,314

Total operating revenues	$2,167,503	15.6%	$1,874,845	22.1%	$1,535,664

Segment profit (loss):
Newspapers managed solely by us	$204,898	(9.8)%	$227,132	(2.2)%	$232,148
Newspapers operated pursuant to JOAs	41,038	(1.3)%	41,573	9.1%	38,120

Total newspapers	245,936	(8.5)%	268,705	(0.6)%	270,268
Scripps Networks	304,358	49.0%	204,263	63.9%	124,596
Broadcast television	108,243	27.0%	85,218	(13.1)%	98,109
Shop At Home	(21,968)	0.5%	(22,075)		(1,682)
Licensing and other media	16,767	(12.8)%	19,238	11.3%	17,284
Corporate	(38,103)	(18.6)%	(32,125)	(15.5)%	(27,810)

Total segment profit	615,233	17.6%	523,224	8.8%	480,765
Depreciation and amortization of intangibles	(69,004)	(3.9)%	(66,417)	(7.9)%	(61,551)
Gains (losses) on disposals of PP&E	8,325		(1,670)	(37.2)%	(1,217)
Restructuring charges, including share of JOA restructurings			(1,847)		3,856
Interest expense	(30,878)	2.3%	(31,593)	(11.6)%	(28,301)
Interest and dividend income	3,369	(33.4)%	5,062		1,860
Other investment results, net of expenses	14,674		(3,200)	96.3%	(85,667)
Miscellaneous, net	934		(497)	39.6%	(823)

Income before income taxes and minority interests	$542,653	28.3%	$423,062	36.9%	$308,922

Discussions of the operating performance of each of our reportable business segments begin on page F-11.

Compliance with the Sarbanes-Oxley Act contributed to the increase in corporate expenses in 2004.

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

A reconciliation of equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Newspapers:
Equity in earnings of JOAs	$78,607	(0.1)%	$78,682	7.5%	$73,202
Equity in earnings (loss) of joint ventures	(106)	(73.8)%	(61)
Scripps Networks:
Equity in earnings of joint ventures	10,329	10.7%	9,333	50.8%	6,187

Equity in earnings of JOAs and other joint ventures included in segment profit	88,830	1.0%	87,954	10.8%	79,389
Newspapers:
Share of JOA restructuring activities excluded from segment profit					3,856

Total equity in earnings of JOAs and other joint ventures	$88,830	1.0%	$87,954	5.7%	$83,245

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Depreciation and amortization, including (gains) losses on disposals of PP&E:
Newspapers managed solely by us	$22,978	2.5%	$23,560	6.2%	$25,125
Newspapers operated pursuant to JOAs	1,478	5.7%	1,568	(12.7)%	1,391

Total newspapers	24,456	2.7%	25,128	5.2%	26,516
Scripps Networks	12,575	1.1%	12,715	(2.3)%	12,435
Broadcast television	9,949	50.2%	19,994	(1.3)%	19,745
Shop At Home	10,848	(47.5)%	7,354		1,882
Licensing and other media	667	(5.9)%	630	26.4%	856
Corporate	2,184	3.6%	2,266	(69.9)%	1,334

Total	$60,679	10.9%	$68,087	(8.5)%	$62,768

Restructuring charges			$1,847

Interest and dividend income:
Newspapers managed solely by us	$251	(26.2)%	$340	(53.2)%	$727
Newspapers operated pursuant to JOAs	23	9.5%	21	5.0%	20

Total newspapers	274	(24.1)%	361	(51.7)%	747
Summit America note	1,306		4,591		725
Other	1,789		110		388

Total	$3,369	(33.4)%	$5,062		$1,860

Newspapers – We operate daily and community newspapers in 19 markets in the United States. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspapers operations.

Newspapers managed solely by us – The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee and newsprint costs are the primary expenses at each newspaper. Declines in circulation of daily newspapers have resulted in a loss of advertising market share throughout the newspaper industry. Further declines in circulation in our newspaper markets could adversely affect our newspapers.

The trends and underlying economic conditions affecting the operating performance of any of our newspapers are substantially the same as those affecting all of our newspapers. Our newspaper operating performance is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets. While an individual newspaper may perform better or worse than our newspaper group as a whole due to specific conditions at the newspaper or within its local economy, such variances generally do not significantly affect the overall long-term operating performance of the newspaper segment.

Operating results for newspapers managed solely by us were as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Segment operating revenues:
Local	$165,980	(0.8)%	$167,343	(3.4)%	$173,205
Classified	214,775	2.4%	209,724	0.9%	207,950
National	41,956	7.0%	39,225	13.1%	34,683
Preprint and other	134,175	6.6%	125,815	8.5%	115,931

Newspaper advertising	556,886	2.7%	542,107	1.9%	531,769
Circulation	130,790	(3.5)%	135,503	(1.9)%	138,138
Other	16,181	15.7%	13,981	13.6%	12,312

Total operating revenues	703,857	1.8%	691,591	1.4%	682,219

Segment costs and expenses:
Employee compensation and benefits	263,577	(5.2)%	250,468	(2.8)%	243,558
Newsprint and ink	79,529	(9.2)%	72,803	(7.4)%	67,798
Other segment costs and expenses	155,747	(10.4)%	141,127	(1.7)%	138,715

Total costs and expenses	498,853	(7.4)%	464,398	(3.2)%	450,071

Contribution to segment profit excluding RMN pre-JOA	205,004	(9.8)%	227,193	(2.1)%	232,148
Equity in earnings (loss) of joint ventures	(106)	(73.8)%	(61)

Contribution to segment profit	$204,898	(9.8)%	$227,132	(2.2)%	$232,148

Supplemental Information:

Depreciation and amortization	$21,938		$23,106		$24,523
Capital expenditures	26,444		37,550		38,308
Business acquisitions and other additions to long-lived assets			3,904		330

Full-year operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Advertising revenues at our other newspapers increased 2% in 2004. We expect newspaper advertising revenue to increase low single digits in 2005.

Increases in preprint and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $14.9 million in 2004 compared with $11.5 million in 2003 and $8.3 million in 2002. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Increases in other operating revenues reflect additional revenue earned on ancillary services offered by our newspapers. The increase in 2004 is primarily attributed to increases in commercial printing revenues.

The increase in employee compensation and benefit expenses in 2004 is primarily due to higher employee benefit costs, including a $4.8 million increase in health care and long-term disability costs. Higher retirement plan expense in 2003 contributed to the increase in employee compensation and benefit expenses compared with 2002. Retirement plan expense was $15.3 million in 2003 and $12.6 million in 2002. Retirement plan expense increased over 2002 primarily due to lower expected returns on plan assets and lower discount rates.

Newsprint and ink costs increased primarily due to increases in newsprint prices. The average price of newsprint year-over-year increased 10% in 2004 and 7% in 2003.

Increases in other segment costs and expenses reflect costs associated with the development of new ancillary products and services.

Total segment costs and expenses in 2004 include $0.9 million of estimated asset impairment and restoration costs incurred as a result of the Florida hurricanes.

Capital expenditures in 2004 and 2003 include costs for the construction of a new production facility for our Treasure Coast, Florida newspapers. Capital expenditures in 2002 include construction of a new production facility for our Knoxville newspaper. Capital expenditures in 2005 are expected to be $42 million, including initial costs for the first phase of a new printing facility for our Naples, Florida newspaper.

Newspapers operated under Joint Operating Agreements: Four of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). See page 5 for information regarding the markets in which we publish a newspaper pursuant to the terms of a JOA.

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 20% and 40% of the profits from the other three JOAs.

Operating results for our newspapers operated under JOAs were as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Equity in earnings of JOAs included in segment profit:
Denver	$36,630	(3.2)%	$37,854	25.5%	$30,157
Cincinnati	23,148	4.1%	22,246	(11.3)%	25,069
Other	18,829	1.3%	18,582	3.4%	17,976

Total equity in earnings of JOAs included in segment profit	78,607	(0.1)%	78,682	7.5%	73,202
Operating revenues	267		267		230

Total	78,874	(0.1)%	78,949	7.5%	73,432

JOA editorial costs and expenses:
Denver	23,012	(1.4)%	22,692	(8.6)%	20,896
Cincinnati	8,018	(1.7)%	7,887	(1.0)%	7,812
Other	6,806	(0.1)%	6,797	(2.9)%	6,604

Total JOA editorial costs and expenses	37,836	(1.2)%	37,376	(5.8)%	35,312

JOAs contribution to segment profit:
Denver	13,759	(10.1)%	15,303	62.5%	9,418
Cincinnati	15,129	5.4%	14,359	(16.8)%	17,258
Other	12,150	2.0%	11,911	4.1%	11,444

Total JOA contribution to segment profit	$41,038	(1.3)%	$41,573	9.1%	$38,120

Supplemental Information:
Depreciation and amortization	$1,480		$1,541		$1,618
Capital expenditures	613		567		308

Our equity in earnings of the combined newspaper operations in Denver decreased slightly due to ongoing weakness in the local economy. This decrease was more than offset by improved results in the Cincinnati and Birmingham JOAs.

Gannett has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007.

Scripps Networks – Scripps Networks includes our national television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living, and Great American Country (“GAC”). Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 84 markets across the United States. Scripps Networks also includes our on-line network, HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

We launched HGTV in 1994. Food Network launched in 1993, and we acquired our controlling interest in 1997. We launched DIY in the fourth quarter of 1999 and Fine Living in the first quarter of 2002. We acquired GAC on November 17, 2004. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the network increases, we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

While we have employed similar development strategies with each of our networks, there can be no assurance DIY, Fine Living and GAC will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 90% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996.

Operating results for each of our five national networks were as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Operating revenues:
HGTV	$376,905	26.1%	$298,998	21.7%	$245,721
Food Network	294,957	42.3%	207,260	31.2%	157,956
DIY	31,504	55.2%	20,305	102.0%	10,053
Fine Living	17,953	116.1%	8,308		1,344
GAC	1,650
Other	744		142	(56.7)%	328

Total segment operating revenues	$723,713	35.3%	$535,013	28.8%	$415,402

Contribution to segment profit (loss):
HGTV	$198,564	30.0%	$152,785	37.4%	$111,201
Food Network	139,690	59.7%	87,497	66.4%	52,580
DIY	(7,959)	23.7%	(10,430)	21.4%	(13,275)
Fine Living	(21,788)	15.5%	(25,784)	(4.2)%	(24,737)
GAC	(7)
Other	(4,142)		195	116.6%	(1,173)

Total segment profit	$304,358	49.0%	$204,263	63.9%	$124,596

Homes reached in December (1):
HGTV	87,400	3.4%	84,500	5.1%	80,400
Food Network	85,900	3.5%	83,000	6.1%	78,200
DIY	31,000	19.2%	26,000	100.0%	13,000
Fine Living	25,000	25.0%	20,000	53.8%	13,000
GAC	36,800	37.8%	26,700	9.9%	24,300

(1)	Approximately 93 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts estimated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Segment operating revenues:
Advertising	$567,426	30.7%	$434,175	31.2%	$330,806
Network affiliate fees, net	145,163	56.2%	92,907	18.1%	78,662
Other	11,124	40.3%	7,931	33.7%	5,934

Total segment operating revenues	723,713	35.3%	535,013	28.8%	415,402

Segment costs and expenses:
Employee compensation and benefits	95,917	(9.8)%	87,346	(9.3)%	79,912
Programs and program licenses	164,700	(23.2)%	133,691	(19.5)%	111,903
Other segment costs and expenses	169,067	(42.0)%	119,046	(13.2)%	105,178

Total segment costs and expenses	429,684	(26.3)%	340,083	(14.5)%	296,993

Segment profit before joint ventures	294,029	50.8%	194,930	64.6%	118,409
Equity in earnings of joint ventures	10,329	10.7%	9,333	50.8%	6,187

Segment profit	$304,358	49.0%	$204,263	63.9%	$124,596

Supplemental Information:
Billed network affiliate fees	$163,743	57.8%	$103,749	12.4%	$92,278
Network launch incentive payments	34,365		25,105		92,394
Payments for programming (greater) less than program cost amortization	(21,560)		(34,314)		(23,024)
Depreciation and amortization	12,575		12,203		12,097
Capital expenditures	21,972		9,364		14,545
Business acquisitions and other additions to long-lived assets	332,060		199,303		247,632

Increased viewership of our networks over each of the last three years has led to increased demand for advertising time and higher advertising rates. Increased viewership has been driven by wider distribution of the networks and higher ratings resulting from our investments in the quality and hours of original programming and marketing campaigns to promote consumer awareness of the networks. Advertising revenues are expected to increase approximately 25% to 30% for the full year of 2005.

The increase in network affiliate fees over each of the last three years reflects both wider distribution of the networks and scheduled rate increases. The increase in network affiliate fees for 2004 also reflects the fact that the charter distribution agreements for Food Network provided the programming to cable television systems without charge for the initial 10-year term of the agreements. Charter distribution agreements with cable and satellite television systems distributing our programming to approximately 25 million homes expired at the end of 2003. Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. Network affiliate fees in 2005 are expected to increase approximately 15% year over year.

Increases in other revenues reflect the development of alternative revenue sources including the sales of merchandise.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Fine Living and DIY.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building viewership across all of our networks is expected to increase programming and marketing expenses approximately 20% to 25% in 2005.

Capital expenditures in 2004 include costs for the new Food Network studio in New York. Capital expenditures in 2005 are expected to be approximately $33 million, which includes an expansion of the Scripps Networks headquarters in Knoxville.

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

The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. From time-to-time, individual television stations may perform better or worse than our television station group as a whole due to specific conditions at that station or within its local economy. However, such variances generally do not significantly affect the overall operating performance of the broadcast television segment.

Operating results for broadcast television were as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Segment operating revenues:
Local	$183,732	(0.4)%	$184,395	7.6%	$171,301
National	100,518	(0.2)%	100,757	5.5%	95,497
Political	41,546		3,356		23,703
Network compensation	8,505	(4.5)%	8,905	10.7%	8,044
Other	8,197	21.5%	6,749	2.1%	6,609

Total segment operating revenues	342,498	12.6%	304,162	(0.3)%	305,154

Segment costs and expenses:
Employee compensation and benefits	121,309	(4.3)%	116,312	(4.7)%	111,048
Programs and program licenses	48,402	(5.3)%	45,965	(8.7)%	42,286
Other segment costs and expenses	64,544	(13.9)%	56,667	(5.5)%	53,711

Total segment costs and expenses	234,255	(7.0)%	218,944	(5.7)%	207,045

Segment profit	$108,243	27.0%	$85,218	(13.1)%	$98,109

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$(606)		$579		$(276)
Depreciation and amortization	19,626		19,425		19,625
Capital expenditures	17,543		34,742		23,655
Business acquisitions and other additions to long-lived assets			918		20

Full-year operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Revenues at our other television stations increased 12% in 2004.

Broadcast television operating results are significantly affected by the political cycle. Our stations, while reaching approximately 10% of U.S. television households, are located in states with 22% of the electoral vote. We operate four television stations in the key electoral states of Ohio and Florida.

Advertising revenues, excluding political, are expected to increase approximately 4% to 6% for the full year of 2005.

Three of our ABC affiliation agreements expired in 2004. The affiliation agreements of our other three ABC affiliate stations expire between 2005 and 2006. Our ABC affiliates recognized $8.2 million of network compensation revenue in 2004, $8.6 million in 2003, and $7.7 million in 2002. We are currently negotiating renewal of our affiliation agreements with ABC. The contracts with our stations that expired in 2004 have been extended based on similar terms until new agreements are reached. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Increases in other revenues reflect the development of new products and services. The increase in 2004 primarily reflects increases from on-line advertising and program sales.

The increase in employee compensation and benefit expenses in 2004 is primarily due to higher employee benefit costs, including a $1.9 million increase in health care and long-term disability costs. Higher retirement plan expense in 2003 contributed to the increase in employee compensation and benefit expenses compared with 2002. Retirement expense was $7.7 million in 2003 and $5.3 million in 2002. Retirement plan expense increased over 2002 primarily due to lower expected returns on plan assets and lower discount rates.

Other segment costs and expenses reflect spending to promote our stations and research costs to better understand our target audience. The increases in 2004 are partially attributed to higher ratings service costs.

Total segment costs and expenses in 2004 include $1.5 million of estimated asset impairment and restoration costs incurred as a result of the Florida hurricanes.

Capital expenditures in 2004 and 2003 include the construction of a new production facility for our Cincinnati television station. Capital expenditures are expected to be approximately $13 million in 2005.

Shop At Home – On October 31, 2002, we completed a transaction with Summit America Television, Inc. (“Summit America,” formerly Shop At Home, Inc.) that resulted in our acquiring a 70% controlling interest in the Shop At Home television retailing network. On April 14, 2004, we completed our acquisition of Summit America, which included a 30% minority interest in Shop At Home and five owned and operated Shop At Home-affiliated broadcast television stations.

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

Operating results for Shop At Home were as follows:

	For the years ended December 31,
(in thousands)	2004	Change	2003	2002
Segment operating revenues:
Retail merchandise	$276,740	23.5%	$224,123	$40,008
Shipping and handling	14,398	11.1%	12,957	2,154
Other	1,954	39.2%	1,404	183

Total segment operating revenues	293,092	22.9%	238,484	42,345

Segment costs and expenses:
Cost of merchandise sold	190,376	(20.4)%	158,149	27,553
Network distribution fees	58,798	2.9%	60,532	10,049
Employee compensation and benefits	33,045	(39.4)%	23,707	3,852
Other segment costs and expenses	32,841	(80.7)%	18,171	2,573

Total segment costs and expenses	315,060	(20.9)%	260,559	44,027

Segment profit (loss)	$(21,968)	0.5%	$(22,075)	$(1,682)

Supplemental Information:
Interest and dividend income from Summit America	$1,306		$4,591	$725
Depreciation and amortization	10,534		7,341	1,845
Capital expenditures	6,375		3,249	576
Business acquisitions and other additions to long-lived assets	228,810			101,099

We continue to implement our merchandising plan at Shop At Home which includes improving the mix, quality and appeal of the products offered for sale to parallel the consumer categories targeted by our lifestyle programming networks. Sales of products for the home and cookware were approximately 10% of total revenue for 2004 compared with 8% in 2003 and 2% for the full year of 2002.

Shop At Home programming reached an average full-time equivalent of 50.4 million homes in 2004, up from 46.4 million homes in 2003 and 42.1 million homes in 2002. Average revenue per household was $5.82 in 2004, up from $5.15 in 2003 and $5.05 for the full year of 2002.

In connection with the 2004 acquisition of Summit America, we assumed Summit America’s obligations to us under the $47.5 million secured loan and $3 million redeemable preferred stock extended to Summit America as part of the 2002 acquisition of the controlling interest in Shop At Home. We also assumed Summit America’s rights under the Shop At Home affiliation agreements with the Summit America broadcast television stations. Accordingly, interest and dividend income from Summit America and network distribution fees paid to the Summit America broadcast television stations ceased upon the acquisition of Summit America.

We expect segment losses at Shop At Home to be approximately $15 million in 2005. Capital expenditures in 2005 are expected to be approximately $12 million.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Advertising has historically provided 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,
(in thousands)	2004	Change	2003	Change	2002
Net cash provided by operating activities	$386,164	19.7%	$322,546	53.1%	$210,667
Capital expenditures	(76,775)		(89,251)		(88,400)
Dividends paid, including to minority interests	(65,006)		(50,464)		(51,143)
Employee stock option proceeds	28,108		33,180		28,166
Other	6,480		545		618

Cash flow available for acquisitions and debt repayment	$278,971		$216,556		$99,908

Use of available cash flow:
Business acquisitions and investments	$(328,970)		$(4,768)		$(118,261)
Other investing activity	20,150		7,326		15,416
Increase (decrease) in long-term debt	23,901		(216,395)		1,026

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities has increased year-over-year due to the improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, VOD and Shop At Home) was approximately $85 million in 2004, $80 million in 2003, and $120 million in 2002.

We expect cash flow from operating activities in 2005 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses. Capital expenditures are expected to be approximately $100 million to $110 million in 2005, including an expansion of the Scripps Networks headquarters in Knoxville and the first stage of a printing facility in Naples.

On November 17, 2004, we completed the acquisition of the Great American Country network. We paid approximately $140 million in cash, which we financed through additional borrowings on our existing credit facilities.

On April 14, 2004, we completed the acquisition of Summit America for approximately $180 million in cash. The acquisition of Summit America was financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities.

In the second quarter of 2004, the Denver JOA entered into an $88 million financing agreement with a group of banks to construct a new office building for the non-production related employees of the Denver JOA and the editorial departments of both the Rocky Mountain News and MediaNews Group’s (“MNG”) Denver Post. Upon completion of construction, which is expected to take approximately 24 months, the Denver JOA will lease the building for an initial term of five years. Scripps and MNG are not parties to the agreement and have not guaranteed any of the Denver JOA’s obligations under the arrangement. At the end of the initial lease term, the Denver JOA will either renegotiate an additional lease term, relocate to an alternative building or acquire the building. Relocation or acquisition of the building may require capital contributions by the JOA partners.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to provide cash distributions to the general partners equal to each partner’s share of the partnership’s tax liability. We estimate cash distributions of approximately $20 million will be provided to Food Network’s non-controlling interests in 2005.

We have a credit facility that permits $450 million in aggregate borrowings and expires in July 2009. Total borrowings under the facilities were $83 million at December 31, 2004.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $450 million as of December 31, 2004.

A summary of our contractual cash commitments, as of December 31, 2004, is as follows:

(in thousands)	Less than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total
Long-term debt:
Principal amounts		$100,195	$232,416	$200,075	$532,686
Interest on notes	$25,250	49,396	34,541	33,040	142,227

Network launch incentives:
Network launch incentive offers accepted	43,282	1,841			45,123
Incentives offered to cable television systems	14,013	15,812			29,825

Distribution agreements	68,135	12,516	10,480	8,313	99,444

Programming:
Available for broadcast	27,136	3,015	684		30,835
Not yet available for broadcast	88,558	72,056	71,053	45,904	277,571

Employee compensation and benefits:
Deferred compensation and benefits	10,189	9,494	5,616	45,233	70,532
Employment and talent contracts	51,687	60,194	13,842	2,489	128,212

Operating Leases:
Noncancelable	15,641	28,116	24,450	38,180	106,387
Cancelable	2,331	845	182		3,358

Purchase commitments:
Newsprint	23,817				23,817
Satellite transmission	11,271	14,866	9,840	40,750	76,727
Noncancelable purchase and service commitments	13,468	18,732	9,968	5,150	47,318
Other purchase and service commitments	67,173	16,913	9,163	7,643	100,892

Total contractual cash obligations	$461,951	$403,991	$422,235	$426,777	$1,714,954

In the ordinary course of business we enter into long-term contracts to obtain distribution of our networks, to license or produce programming, with on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and for the purchase of other goods and services.

Network Launch Incentives – We may offer incentives to cable and satellite television systems in exchange for long-term contracts to distribute our networks. Such incentives may be in the form of cash payments or an initial period in which the payment of affiliate fees is waived. We become obligated for such incentives at the time a cable or satellite television system launches our programming.

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

Distribution Agreements – Distribution agreements are commonly for one-year terms with automatic renewal unless either party provides notice of cancellation prior to renewal. Such agreements may also be canceled by us in certain circumstances. We also may enter into long-term distribution agreements. Long-term distribution agreements are generally noncancelable. While we continually review the profitability of our distribution, and may cancel low-yielding distribution, we would expect most of these distribution agreements to remain in effect and to be renewed upon their expiration.

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

Talent Contracts – We secure on-air talent for Scripps Networks and our broadcast television stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table. Also included in the table are contracts with columnists and artists whose work is syndicated by United Media. Columnists and artists may receive fixed minimum payments plus amounts based upon a percentage of net syndication and licensing revenues resulting from the exploitation of their work. Contingent amounts based upon net revenues are not included in the table of contractual commitments.

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

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2004. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at December 31, 2004.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2004			As of December 31, 2003
(in thousands, except share data)	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$82,766	$82,766		$50,187	$50,187
$100 million, 6.625% notes, due in 2007	99,960	107,500		99,946	113,146
$50 million, 3.75% notes, due in 2008	50,000	49,735		50,000	50,302
$100 million, 4.25% notes, due in 2009	99,527	100,038		99,430	102,160
$200 million, 5.75% notes, due in 2012	199,060	212,960		198,934	214,863
Other notes	1,638	1,440		10,318	9,604

Total long-term debt including current portion	$532,951	$554,439		$508,815	$540,262

Interest rate swap	$(265)	$(265)		302	302

Note from Summit America, including accreted discount (c)				$44,750	$46,000

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 shares)	$29,667	$39,227		$29,667	$36,283
Digital Theater Systems (“DTS”) (554,000 common shares) (b)				11	13,690
Other available-for-sale securities	2,062	4,673		478	3,932

Total investments in publicly-traded companies	31,729	43,900		30,156	53,905
Summit America preferred stock (c)			(a)	3,240		(a)
Other equity securities	7,282		(a)	9,240		(a)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
(b)	Our shares in DTS were sold during the first quarter of 2004.
(c)	On April 14, 2004, we completed the acquisition of Summit America Television Inc. As part of the transaction, we assumed Summit America’s obligations to us under the note and redeemable preferred stock.

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

The weighted-average interest rate on borrowings under the Variable-Rate-Credit Facilities at December 31 was 2.3% in 2004, 1.1% in 2003, and 1.4% in 2002.

Controls and Procedures

Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting

Scripps’ management is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The company’s internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error, collusion and the improper overriding of controls by management. Accordingly, even effective internal control can only provide reasonable but not absolute assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management determined, with the participation of the Chief Executive Officer and the Chief Financial Officer, that there were no changes to the company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the company maintained effective internal control over financial reporting as of December 31, 2004.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting and the company’s management assessment of our internal control over financial reporting as of December 31, 2004. This report appears on page F-21.

Date: March 11, 2005

BY:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

The E. W. Scripps Company

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that The E. W. Scripps Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Cincinnati, Ohio
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

The E. W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio
March 11, 2005

Consolidated Balance Sheets

	As of December 31,
( in thousands, except share data )	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,279	$18,227
Short-term investments	8,637
Accounts and notes receivable (less allowances - 2004, $20,527; 2003, $14,852)	404,852	336,681
Programs and program licenses	139,082	120,721
Inventories	40,773	29,946
Deferred income taxes	17,634	25,264
Miscellaneous	20,041	16,749

Total current assets	643,298	547,588

Investments	234,030	261,655

Property, plant and equipment	496,241	478,462

Goodwill and other intangible assets
Goodwill	1,358,976	1,174,431
Other intangible assets	255,859	63,289

Total goodwill and other intangible assets	1,614,835	1,237,720

Other assets:
Programs and program licenses (less current portion)	169,452	166,673
Unamortized network distribution incentives	193,830	215,382
Note receivable from Summit America		44,750
Prepaid pension	32,179	14,849
Miscellaneous	40,984	40,723

Total other assets	436,445	482,377

Total Assets	$3,424,849	$3,007,802

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,484	$73,730
Customer deposits and unearned revenue	52,689	53,596
Accrued liabilities:
Employee compensation and benefits	64,482	62,674
Network distribution incentives	42,468	53,275
Miscellaneous	72,413	63,975
Other current liabilities	36,810	24,909

Total current liabilities	375,346	332,159

Deferred income taxes	264,419	192,418

Long-term debt (less current portion)	532,686	509,117

Other liabilities and minority interests (less current portion)	156,277	151,577

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2004 - 126,521,832 shares; 2003 - 125,197,894 shares;	1,265	1,252
Voting - authorized: 60,000,000 shares; issued and outstanding: 2004 - 36,668,226 shares; 2003 - 36,738,226 shares	367	367

Total	1,632	1,619
Additional paid-in capital	320,359	277,569
Retained earnings	1,787,221	1,546,522
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	7,912	15,439
Pension liability adjustments	(18,495)	(14,713)
Foreign currency translation adjustment	1,582	989
Unvested restricted stock awards	(4,090)	(4,894)

Total shareholders’ equity	2,096,121	1,822,531

Total Liabilities and Shareholders’ Equity	$3,424,849	$3,007,802

See notes to consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,
(in thousands, except per share data)	2004	2003	2002
Operating Revenues:
Advertising	$1,460,508	$1,274,371	$1,162,509
Merchandise	283,064	229,083	42,804
Network affiliate fees, net	145,163	92,907	78,662
Circulation	130,790	135,503	138,138
Licensing	84,341	82,416	68,438
Other	63,637	60,565	45,113

Total operating revenues	2,167,503	1,874,845	1,535,664

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	556,075	517,942	476,681
Programs and program licenses	213,102	179,656	154,189
Costs of merchandise sold	193,622	159,960	28,778
Newsprint and ink	79,529	72,803	67,798
JOA editorial costs and expenses	37,836	37,376	35,312
Other costs and expenses	560,936	471,838	371,530

Total costs and expenses	1,641,100	1,439,575	1,134,288

Depreciation, Amortization, and (Gains) Losses:
Depreciation	65,272	61,874	57,102
Amortization of intangible assets	3,732	4,543	4,449
(Gains) losses on disposal of property, plant and equipment	(8,325)	1,670	1,217
Restructuring charges		1,847

Net depreciation, amortization, and (gains) losses	60,679	69,934	62,768

Operating income	465,724	365,336	338,608
Interest expense	(30,878)	(31,593)	(28,301)
Equity in earnings of JOAs and other joint ventures	88,830	87,954	83,245
Interest and dividend income	3,369	5,062	1,860
Other investment results, net of expenses	14,674	(3,200)	(85,667)
Miscellaneous, net	934	(497)	(823)

Income before income taxes and minority interests	542,653	423,062	308,922
Provision for income taxes	195,773	137,974	114,287

Income before minority interests	346,880	285,088	194,635
Minority interests	43,069	14,273	6,338

Net income	$303,811	$270,815	$188,297

Net income per share of common stock:
Basic	$1.87	$1.69	$1.18
Diluted	$1.84	$1.66	$1.17

Weighted average shares outstanding:
Basic	162,279	160,532	158,970
Diluted	164,917	162,937	161,238

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$303,811	$270,815	$188,297
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	71,827	68,087	62,768
Gain on sale of production facility, net of deferred income tax	(7,773)
Restructuring charges and other items, net of deferred income tax	(9,877)	(23,819)	43,926
Other effects of deferred income taxes	61,495	53,263	45,148
Tax benefits of stock compensation plans	12,050	13,822	13,293
Dividends received greater than equity in earnings of JOAs and other joint ventures	8,878	9,025	6,872
Stock and deferred compensation plans	4,321	10,230	11,634
Minority interests in income of subsidiary companies	43,069	14,273	6,338
Affiliate fees billed greater than amounts recognized as revenue	18,580	10,842	13,616
Network launch incentive payments	(34,365)	(25,105)	(92,394)
Payments for programming less (greater) than program cost amortization	(22,166)	(33,735)	(23,300)
Other changes in certain working capital accounts, net	(67,771)	(51,392)	(71,028)
Miscellaneous, net	4,085	6,240	5,497

Net operating activities	386,164	322,546	210,667

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(320,333)	(4,768)	(118,261)
Additions to property, plant and equipment	(76,775)	(89,251)	(88,400)
Decrease (increase) in short-term investments	(8,637)
Sale of long-term investments	16,214	7,543	507
Proceeds from sale of WCPO production facility	3,000		7,777
Miscellaneous, net	936	(217)	7,132

Net investing activities	(385,595)	(86,693)	(191,245)

Cash Flows from Financing Activities:
Increase in long-term debt	32,869	50,000	301,772
Payments on long-term debt	(8,968)	(266,395)	(300,746)
Dividends paid	(63,112)	(48,320)	(47,865)
Dividends paid to minority interests	(1,894)	(2,144)	(3,278)
Proceeds from employee stock options	28,108	33,180	28,166
Miscellaneous, net	6,480	545	618

Net financing activities	(6,517)	(233,134)	(21,333)

Increase (decrease) in cash and cash equivalents	(5,948)	2,719	(1,911)
Cash and cash equivalents:
Beginning of year	18,227	15,508	17,419

End of year	$12,279	$18,227	$15,508

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$30,476	$30,235	$25,939
Income taxes paid	121,731	88,501	112,300
Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations	48,424

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock Awards	Total Shareholders’ Equity
As of December 31, 2001	$1,584	$173,693	$1,183,595	$4,513	$(11,485)	$1,351,900
Comprehensive income:
Net income			188,297			188,297

Unrealized gains (losses), net of tax of $3,134				(5,820)		(5,820)
Adjustment for losses (gains) in income, net of tax of $104				(192)		(192)

Change in unrealized gains (losses)				(6,012)		(6,012)
Minimum pension liability, net of tax of $14,606				(22,650)		(22,650)
Currency translation, net of tax of ($120)				753		753

Total			188,297	(27,909)		160,388
Dividends: declared and paid - $.30 per share			(47,865)			(47,865)
Convert 1,455,600 Voting Shares to Class A shares
Compensation plans, net: 1,757,356 shares issued; 80,406 shares repurchased; 3,600 shares forfeited	17	30,837			6,895	37,749
Tax benefits of compensation plans		13,293				13,293

As of December 31, 2002	1,601	217,823	1,324,027	(23,396)	(4,590)	1,515,465
Comprehensive income:
Net income			270,815			270,815

Unrealized gains, net of tax of ($9,220)				17,123		17,123
Adjustment for losses (gains) in income, net of tax of $398				(739)		(739)

Change in unrealized gains (losses)				16,384		16,384
Minimum pension liability, net of tax of ($4,968)				7,937		7,937
Currency translation, net of tax of ($434)				790		790

Total			270,815	25,111		295,926
Dividends: declared and paid - $.30 per share			(48,320)			(48,320)
Compensation plans, net: 1,986,396 shares issued; 117,744 shares repurchased; 7,200 shares forfeited	18	45,924			(304)	45,638
Tax benefits of compensation plans		13,822				13,822

As of December 31, 2003	1,619	277,569	1,546,522	1,715	(4,894)	1,822,531
Comprehensive income:
Net income			303,811			303,811

Unrealized gains, net of tax of $(655)				1,213		1,213
Adjustment for losses (gains) in income, net of tax of $4,706				(8,740)		(8,740)

Change in unrealized gains (losses)				(7,527)		(7,527)
Minimum pension liability, net of tax of $2,356				(3,782)		(3,782)
Currency translation, net of tax of ($295)				593		593

Total			303,811	(10,716)		293,095
Dividends: declared and paid - $.3875 per share			(63,112)			(63,112)
Convert 70,000 Voting Shares to Class A shares
Convert 40,000 shares from restricted stock awards to restricted stock units		(1,577)			1,577
Compensation plans, net: 1,370,486 shares issued; 76,548 shares repurchased	13	32,317			(773)	31,557
Tax benefits of compensation plans		12,050				12,050

As of December 31, 2004	$1,632	$320,359	$1,787,221	$(9,001)	$(4,090)	$2,096,121

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

As used in the Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company and its consolidated subsidiaries.

Consolidation – The consolidated financial statements include the accounts of The E. W. Scripps Company and its majority-owned subsidiary companies. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20%-to-50%-owned companies and in all 50%-or-less-owned joint ventures and partnerships are accounted for using the equity method. We do not hold any interests in variable interest entities.

Losses attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Income to the extent of the basis of the non-controlling investment in the subsidiary company. Losses in excess of that basis (“excess losses”) are allocated entirely to us. Subsequent profits are allocated entirely to us until such excess losses are recovered. All other profits attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Income. Our financial statements do not include income tax provisions or (benefits) on the income or (loss) of consolidated partnerships attributable to the non-controlling interest.

Nature of Operations – We are a diverse media concern with interests in newspaper publishing, national lifestyle television networks, broadcast television, television-retailing, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, Scripps Networks, Broadcast television and Shop At Home.

Our newspaper business segment includes daily and community newspapers in 19 markets in the U.S. Four of our newspapers are operated pursuant to the terms of joint operating agreements. See Note 6. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations. We solely manage and operate each of the other newspapers. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers.

Scripps Networks includes five national television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Scripps Networks also includes our on-line network, HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 60 largest television markets in the U.S. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods to television viewers and visitors to its Internet site. Shop At Home reaches about 55 million full-time equivalent households and can be viewed in more than 147 television markets, including 91 of the largest 100 television markets in the U.S. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. In 2004, we acquired Summit America Television (“Summit America”) which owned a minority interest in Shop At Home and owned and operated five television stations that exclusively broadcast Shop At Home programming. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

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

While a variety of sources are available for most products that Shop At Home sells, two vendors in two different product categories supply us with merchandise that accounts for 19% and 12% of total merchandise costs. Our business could be adversely affected if these vendors ceased supplying merchandise.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

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

Revenue Recognition – Our primary sources of revenue are from:

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

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for its advertisements over the term of the contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage of shortfall in audience size. This requires us to make estimates of the audience size that will be delivered throughout the terms of the contracts. We base our estimate of audience size on information provided by ratings services and our historical experience. If we determine we will not be able to deliver the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

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

Network Affiliate Fees. Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of long-term distribution contracts. Network affiliate fees are reported net of volume discounts earned by cable and satellite television system operators and net of incentive costs offered to system operators in exchange for initial long-term distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments to system operators (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

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

Inventories – Inventories are stated at the lower of cost or market. Merchandise inventories are computed using the average cost method, which approximates the first in, first out (“FIFO”) method. The cost of newsprint and other inventories is computed using the FIFO method.

We identify slow-moving or obsolete merchandise inventories and estimate appropriate loss provisions. Estimated loss provisions are calculated net of amounts that can be recovered under vendor return programs. While we have no reason to believe our inventory return privileges will be discontinued in the future, our risk of loss would increase if such a loss of return privileges were to occur.

Newspaper Joint Operating Agreements (“JOA”) – We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.” Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of the other JOAs.

Investments – We have invested in various securities, including public and private companies. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term. Such changes could materially affect the amounts reported in our financial statements.

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

The cost of securities sold is determined by specific identification.

Property, Plant and Equipment – Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Leasehold improvements	Term of lease
Printing presses	30 years
Other newspaper production equipment	5 to 10 years
Television transmission towers and related equipment	15 years
Other television and program production equipment	3 to 15 years
Office and other equipment	3 to 10 years

Programs and Program Licenses – Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers. Costs to produce live programming that is not expected to be rebroadcast are expensed as incurred. Production costs for other internally produced programs are capitalized.

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

The carrying value of our program rights liabilities approximate fair value.

Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the cost of acquisitions in excess of the acquired businesses’ tangible assets and identifiable intangible assets.

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

Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142 - Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives. During our 2004 assessment, we determined that our broadcast television network affiliation relationships and Shop At Home trade name no longer have indefinite lives. See Note 9.

In accordance with FAS 142, goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are newspapers, our national televisions networks, broadcast television, and Shop At Home.

Amortizable Intangible Assets – Broadcast television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Broadcast television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. In the fourth quarter of 2004, we began amortizing these network affiliation relationships over their 20 to 25 year remaining useful lives.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with the broadcast television stations and cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising and sell merchandise to viewers. We amortize these contractual relationships over the terms of the distribution contracts and expected renewal periods, which approximates 15 years.

Customer lists and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

Impairment of Long-Lived Assets – In accordance with FAS 144 - Accounting for the Impairment and Disposal of Long-lived Assets, long-lived assets (primarily property, plant and equipment, amortizable intangible assets and network distribution incentives) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insured Risks – We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Third-party administrators are used to process claims. Estimated liabilities for unpaid claims, which totaled $20.3 million at December 31, 2004, are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an on-going basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Income Taxes – Consolidated subsidiary companies include general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the non-controlling partners’ share of the income (loss) of those consolidated subsidiary companies.

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

Risk Management Contracts – We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use interest rate swaps to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. In 2003, we entered into a pay-floating interest rate swap, effectively converting $50 million of newly issued 3.75% notes due in 2008 to variable rate obligations. See Note 12. We held no other derivative financial instruments in the three years ended December 31, 2004.

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

Stock-Based Compensation – We have a stock-based compensation plan, which is described more fully in Note 18. Options to purchase Class A Common shares (“stock options”) are granted under the plan with exercise prices not less than 100% of the fair market value on the date of the award. Awards both of Class A Common shares (“restricted stock”) and restricted stock units (“RSUs”) generally require no payment by the employee. Stock options, restricted stock, and RSUs generally vest over a one to three-year incentive period conditioned upon the individual’s continued employment through that period.

We measure compensation expense using the intrinsic-value-based method of APB 25 - Accounting for Stock Issued to Employees, and its related interpretations (collectively “APB 25”).

The grant-date fair value of time-vested restricted stock is amortized to expense over the vesting period. Cliff vested restricted stock is amortized on a straight-line basis over the vesting period and pro-rata vested restricted stock is amortized as each vesting period expires. Certain performance-vested restricted stock awards vest or are earned on an accelerated basis upon the achievement of certain pre-determined targets. Compensation expense for those awards is based upon the fair value of the shares on that date and is recognized ratably over the performance period based on the likelihood of the targets being achieved.

The exercise price of all options granted equals the market value of the underlying common stock on the date of grant, therefore no compensation expense is recorded.

The fair value of options granted, using the Black-Scholes model and the following assumptions, were as follows:

	For the years ended December 31,
	2004	2003	2002
Weighted-average fair value of options granted	$11.86	$11.01	$11.10
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%
Expected volatility	19.5%	22.0%	22.1%
Risk-free rate of return	3.5%	3.8%	4.5%
Expected life of options	6.5 years	7 years	7 years

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 - Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, to all stock-based employee compensation for the periods covered in this report:

	For the years ended December 31,
(in thousands, except per share data)	2004	2003	2002
Net income as reported	$303,811	$270,815	$188,297
Add stock-based compensation included in reported income, net of related income tax effects:	3,728	4,279	6,427
Restricted share awards
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted share awards	(3,728)	(4,279)	(6,427)
Stock option grants	(16,400)	(15,360)	(13,801)
Stock option modifications	(1,378)

Pro forma net income	$286,033	$255,455	$174,496

Net income per share of common stock:
Basic earnings per share:
As reported	$1.87	$1.69	$1.18
Additional stock option compensation, net of income tax effects	(.11)	(.10)	(.09)

Pro forma basic earnings per share	$1.76	$1.59	$1.10

Diluted earnings per share:
As reported	$1.84	$1.66	$1.17
Additional stock option compensation, net of income tax effects	(.11)	(.09)	(.09)

Pro forma diluted earnings per share	$1.73	$1.56	$1.08

Net income per share amounts may not foot since each is calculated independently.

On April 14, 2004, shareholders approved amendments to the 1997 Long-Term Incentive Plan (the “Plan”) that, among other things: a) extended the term of the Plan to June 1, 2014 and b) modified provisions with respect to vesting and the term of outstanding stock options when employment is terminated due to death, disability or “change in control.” Under the prior Plan provisions, stock options held by an employee whose employment was terminated due to death or disability were immediately vested with the exception of stock options granted less than one year prior to the termination of employment. The employee forfeited any stock options granted less than one year prior to termination of employment due to death or disability. Vested stock options granted prior to 1999 were exercisable for the lesser of one year or the remaining terms of the stock options, while vested stock options granted after 1998 were exercisable for the remaining terms of the stock options. The amended and restated Plan provides that all stock options held by an employee will immediately vest upon termination of employment due to death or disability and those stock options will remain exercisable for the remaining terms of the options.

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

While we measure compensation expense in our financial statements using the intrinsic-value based method of APB 25, we must also report pro forma net income and earnings per share assuming we had used the fair-value based methods of FAS 123. Both the amount of compensation expense and the timing of recognition of compensation expense resulting from the Plan modifications is different if fair-value based methods are used instead of intrinsic-value based methods. Under the fair-value based method, Plan modifications are accounted for as the retirement of the outstanding stock options and the issuance of new stock options at the modification date. The fair value of the modified stock options exceeds the fair value of the stock options held as the date of the modifications by approximately $2.8 million. That compensation expense is recognized over the remaining vesting period of the stock options, or immediately for vested stock options. Included in the pro forma effects of stock option modifications in the preceding table is a $0.9 million after-tax charge for modified vested options.

In accordance with FAS 123-R, we will be required to recognize all share-based payments to employees based on their fair values beginning in July 2005. Compensation expense recognized after July of 2005 related to the Plan modifications will be based upon the fair-value based methods of FAS 123-R, rather than the intrinsic-value based methods of APB 25.

Net Income Per Share – The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Basic weighted-average shares outstanding	162,279	160,532	158,970
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	353	364	338
Stock options held by employees and directors	2,285	2,041	1,930

Diluted weighted-average shares outstanding	164,917	162,937	161,238

Reclassifications – For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. Accounting Changes and Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force issued EITF No. 03-01 (“EITF”)—The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The EITF provided guidance that an impairment is considered other than temporary unless positive evidence indicating that the carrying value of the investment is recoverable in a reasonable time outweighs negative evidence to the contrary. The EITF also required cost-basis investments to be tested for impairment whenever an indication of impairment is present. In September 2004, the task force delayed the accounting provisions of the EITF; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Adoption of the standard is expected to have no effect on our financial statements.

In September 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill (“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of

FAS 141 Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under FAS 141. For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. We utilize the direct value method in determining the fair value of our intangible assets, accordingly adoption of the provisions of Topic D-108 will have no effect on our financial statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 151 - Inventory Costs an amendment of ARB 43, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004) - Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123 - Accounting for Stock-Based Compensation, and supersedes APB 25 - Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for interim or annual periods beginning after June 15, 2005. We are currently evaluating the requirements of this standard and, assuming a similar number of options with similar terms, expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note 1). However, the actual effect on net income and earnings per share will vary depending on the number of options granted in 2005 and the terms of those options.

In December 2004, the FASB issued FAS 153 - Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statement.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”) - Application of FASB Statement No. 109, “Accounting for Income”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we will be eligible to claim this benefit beginning in 2005. We are currently assessing which of our business activities may be eligible for the special tax deduction and have not yet determined the impact of the provisions for the AJCA.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP 109-2”) - Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004. FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the AJCA on an enterprise’s income tax expense and deferred tax liability. The AJCA provides for a temporary dividends received deduction of 85% on certain foreign earnings repatriated during a one-year period, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although we have not yet completed the evaluation of the impact of the AJCA, we do not expect that these provisions will have a material impact on our financial statements.

3. Acquisitions

2004 – On April 14, 2004, we acquired Summit America. Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations. The acquisition provided us with complete ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

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

On November 17, 2004, we completed the acquisition of the Great American Country (“GAC”) network. We paid approximately $140 million in cash, which we financed through additional borrowings on our existing credit facilities. Acquiring GAC provides us with a recognized cable network brand that has secured distribution into 37 million homes.

2003 – In the first quarter, we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

2002 – In the first quarter, we acquired an additional 1% interest in Food Network for $5.2 million in cash, increasing our residual interest to approximately 70%.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition.

	For the years ended December 31,
(in thousands)	2004	2003	2002
Current assets, primarily inventory in 2002	$2,712		$18,662
Investments			3,000
Property, plant and equipment	7,816		31,512
Indefinite-lived intangible assets	165,900		1,050
Amortizable intangible assets	30,100		4,172
Goodwill	184,545	$2,885	35,463
Fair value of note from Summit America			43,000
Deferred tax assets			4,158
Other assets	240		251
Net operating loss carryforwards	31,078

Total assets acquired	422,391	2,885	141,268
Current liabilities	(4,217)		(32,362)
Deferred tax liabilities	(47,159)
Obligations under notes receivable and preferred stock	(48,424)
Other long-term obligations	(2,978)
Minority interest		619	(2,242)

Cash paid	$319,613	$3,504	$106,664

The allocation of the purchase price to the assets and liabilities of our 2004 acquisitions is based upon preliminary appraisals and is therefore subject to change.

Goodwill added during 2004 relates to the Summit America and GAC transactions. The goodwill of $71.1 million added from the Summit America transaction was assigned to the Shop At Home business segment and the goodwill of $113.5 million added from the GAC acquisition was assigned to the Scripps Networks business segment. Goodwill added in 2003 relates to the acquisition of minority interest in our Memphis newspaper. Goodwill of $29.7 million was initially allocated to the Shop At Home transaction in 2002. During 2003, we completed an appraisal of the book and tax basis of the assets acquired and liabilities assumed in the acquisition. As a result, we increased the amount assigned to goodwill by $0.4 million. Substantially all of the other goodwill added in 2002 relates to the purchase of minority interests in Food Network, and was assigned to the Scripps Networks business segment.

The goodwill added from the GAC transaction and approximately $2.7 million of the goodwill added in the Summit America acquisition is expected to be deductible for tax purposes. All of the other goodwill added in our 2004 and 2003 acquisitions is not expected to be deductible for income tax purposes. Substantially all the goodwill from our 2002 acquisitions is expected to be deductible for tax purposes.

Amortizable intangible assets acquired in the 2004 Summit America acquisition and 2002 Shop At Home transaction include customer lists, which are amortized over three years, and network distribution relationships which are amortized over their contract lives. Indefinite-lived assets acquired primarily consist of FCC licenses and trade and domain names.

The following table summarizes, on a pro forma basis, results of operations for the year ended December 31, 2002, as if the Shop At Home acquisition had occurred as of the beginning of the fiscal year. Pro forma results are not presented for the other acquisitions because the combined results of operations would not be significantly different from reported amounts.

(in thousands, except per share data)	For the years ended December 31, 2002
Operating revenues	$1,705,985
Net income	174,492
Net income per share of common stock:
Basic	$1.10
Diluted	$1.08

Basic Shares	158,970
Diluted Shares	161,238

The pro forma information includes adjustments for interest expense that would have been incurred to finance the Shop At Home acquisition and additional depreciation and amortization of the assets acquired. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

4. Restructuring Charges and Other Items

Reported results of operations include the following items which affect the comparability of year-over-year results.

2004 – Fourth quarter and full-year operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Estimated asset impairment losses and restoration costs for the fourth quarter totaled approximately $0.2 million. Full-year estimated asset impairment losses and restoration costs totaled $2.6 million, of which approximately $1.1 million relates to the newspaper segment and $1.5 million to the broadcast television segment. Full-year net income was reduced by $1.6 million, $.01 per share.

Our insurance program provides coverage for damage to property and interruption of business operations, including profit recovery and costs incurred to minimize the period and total cost of interruption. Business interruption losses are estimated to be approximately $0.5 million for the fourth quarter and $4.2 million for the full-year period. Insurance recoveries are subject to an approximate $1.0 million per occurrence, per location deductible. Insurance recoveries are recognized when they are probable of collection. We are currently in discussions with our insurance providers to assess the amount of the claim and the amount of the covered losses and accordingly, have not recorded any recovery of property or business interruption losses resulting from the hurricanes in our 2004 results of operations.

Full-year operating results include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. The gain on sale had previously been deferred while the station continued to use the facility until construction of a new production facility was complete. Net income was increased by $7.0 million, $.04 per share.

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

Other investment results were a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain development-stage business investments. Net income was reduced by $2.1 million, $.01 per share.

We adjusted our estimates of our prior year state and federal income tax liabilities and our estimate of unrealizable state net operating loss carryforwards (see Note 5). The changes in these estimates reduced the income tax provision by $27.1 million, $.17 per share.

2002 – A $3.9 million gain on the sale of excess real estate at the Denver JOA increased net income by $2.4 million, $.01 per share. The gain is included in equity in earnings of JOAs in our Consolidated Statements of Income.

Other investment results were a pre-tax charge of $85.7 million, reducing net income by $55.6 million, $.34 per share. Other investment results include a $35.1 million write-down of our investment in AOL Time Warner and $45.0 million of write-downs associated with declines in value of certain investments in development-stage businesses. Also included in other investment results were $3.6 million of costs associated with winding down active management of our portfolio of investments in development-stage businesses.

We reduced our estimated liability for open tax years and increased our estimate of the amount we expect to realize from foreign tax credit carryforwards (see Note 5). These changes in estimates reduced the income tax provision by $9.8 million, $.06 per share.

5. Income Taxes

We file a consolidated federal income tax return and separate state income tax returns for each subsidiary company. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and incorporated limited liability companies that have been elected to be treated as partnerships for tax purposes (“pass-through entities’). Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Food Network is operated under the terms of a general partnership agreement. Fine Living and Shop At Home are incorporated as limited liability companies (“LLC”) and are treated as partnerships for tax purposes. As a result, federal and state income taxes for these pass-through entities accrue to the individual partners.

Consolidated income before income tax consisted of the following:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Income allocated to Scripps	$502,212	$410,382	$305,673
Income of pass-through entities allocated to non-controlling interests	40,441	12,680	3,249

Income before income taxes	$542,653	$423,062	$308,922

The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Current:
Federal (net of $2,800 tax benefit from operating loss carryforwards in 2004)	$85,064	$56,989	$59,231
State and local	24,557	16,917	20,530
Foreign	4,413	5,347	5,203

Total	114,034	79,253	84,964
Tax benefits of compensation plans allocated to additional paid-in capital	12,050	13,822	13,293

Total current income tax provision	126,084	93,075	98,257

Deferred:
Federal	59,609	63,471	(3,055)
Other	3,968	(4,348)	1,361

Total	63,577	59,123	(1,694)
Deferred tax allocated to other comprehensive income	6,112	(14,224)	17,724

Total deferred income tax provision	69,689	44,899	16,030

Provision for income taxes	$195,773	$137,974	$114,287

In 2003, we closed several open state tax years and reached agreement with the Internal Revenue Service (“IRS”) on proposed adjustments to our 1996 through 2001 consolidated federal income tax returns. As a result, we adjusted our estimates of our prior year state and federal income tax liabilities. The changes in these estimates reduced the 2003 income tax provision by $21.0 million. The audit of our 1996 through 2001 federal income tax returns will remain open until two remaining issues are settled with the IRS. If the IRS accepts our positions on those issues, we will reduce our provision for income taxes by $2.0 million in the period those positions are accepted.

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

We believe adequate provision has been made for all open tax years.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.4	3.8	5.6
Income of pass-through entities allocated to non-controlling interests	(2.6)	(1.1)	(0.4)
Changes in estimates for prior year income taxes		(5.0)	(3.2)
Adjustment of state net operating loss carryforward valuation allowance		(1.4)
Miscellaneous	0.3	1.3

Effective income tax rate	36.1%	32.6%	37.0%

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
(in thousands)	2004	2003
Temporary differences:
Property, plant and equipment	$59,586	$37,340
Goodwill and other intangible assets	197,809	161,348
Network distribution incentives	5,773	11,553
Investments, primarily gains and losses not yet recognized for tax purposes	63,908	8,750
Accrued expenses not deductible until paid	(9,169)	(10,035)
Deferred compensation and retiree benefits not deductible until paid	(19,576)	(23,919)
Other temporary differences, net	(4,164)	(7,680)

Total temporary differences	294,167	177,357
Tax basis capital loss carryforwards	(9,286)
Federal net operating loss carryforwards	(28,278)
State net operating loss carryforwards	(17,229)	(14,406)
Valuation allowance for state deferred tax assets	7,411	4,203

Net deferred tax liability	$246,785	$167,154

Investment losses on our portfolio of investments in development-stage businesses were recognized for book purposes when it was determined the carrying values of the investment would not be recovered. For tax purposes such losses are generally recognized when the securities become worthless. Federal tax law provides that such losses may not be deducted from ordinary income, and that any losses in excess of capital gains can be carried forward for up to five years. At December 31, 2004, such capital loss carryforwards totaled $24.7 million. We expect to generate sufficient capital gains to fully utilize the capital loss carryforwards prior to the expiration of the carryforward periods in 2008.

At the date of acquisition, Summit America had federal net operating loss carryforwards totaling $88.8 million which expire between 2020 and 2024. These federal net operating loss carryforwards totaled $80.8 million at December 31, 2004. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition, Summit America had state tax loss carryforwards totaling $48.4 million. Total state net operating loss carryforwards, including those of certain of our other subsidiary companies, were $528 million at December 31, 2004. Our state tax loss carryforwards expire between 2005 and 2023. We generally file separate state income tax returns for each subsidiary company. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Federal and state carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of these unused carryforwards is included in the valuation allowance. As a result of closing several open state tax years in 2003, we adjusted our estimate of unrealizable state net operating loss carryforwards and reduced our valuation allowance by $6.1 million.

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

The table below provides certain information about our JOAs.

Newspaper / Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune/ Journal Publishing Company	1933	2022
Birmingham Post-Herald/ Newhouse Newspapers	1950	2015
The Cincinnati Post/ Gannett Newspapers	1977	2007
Denver Rocky Mountain News/ MediaNews Group, Inc.	2001	2051

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

Summarized financial information for the Denver JOA is as follows:

(in thousands)	2004	2003	2002
Results of Operations of Denver JOA:
Operating revenues	$429,326	$421,004	$418,641
Costs and expenses	(357,852)	(346,168)	(353,935)
Other credits (charges)	(354)	(461)	2,918

Net income	$71,120	$74,375	$67,624

Financial Position of Denver JOA:
Current assets	$68,477	$80,318	$96,243
Current liabilities	45,530	41,734	43,582

Working capital	22,947	38,584	52,661
Property, plant and equipment	146,486	159,636	174,546
Other assets	7,623	10,970	8,741
Noncurrent liabilities	(20,143)	(16,743)	(17,943)

Stockholders’ equity	$156,913	$192,447	$218,005

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

7. Investments

Investments consisted of the following:

	As of December 31,
(in thousands, except share data)	2004	2003
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$39,227	$36,283
Digital Theater Systems (554,000 common shares)		13,690
Other available-for-sale securities	4,673	3,932

Total available-for-sale securities	43,900	53,905
Denver JOA	164,996	181,968
FOX Sports Net South and other joint ventures	17,852	13,302
Summit America preferred stock, at cost plus accrued dividends		3,240
Other equity securities	7,282	9,240

Total investments	$234,030	$261,655

Unrealized gains (losses) on securities available for sale	$12,171	$23,749

Note receivable from Summit America, at initial fair value plus accreted discount		$44,750

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of December 31, 2004, there were no significant unrealized losses on our available-for-sale securities. We sold our investment in Digital Theater Systems (“DTS”) during the first quarter of 2004. See Note 4.

Other equity securities include securities that do not trade in public market, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at December 31, 2004. There can be no assurance we would realize the carrying values of these securities upon their sale.

In connection with the October 2002 acquisition of the controlling interest in Shop At Home, we purchased $3.0 million of Summit America 6.0% redeemable preferred stock. At Summit America’s option, dividends are deferred until the mandatory redemption of the preferred stock in 2005. We also loaned Summit America $47.5 million, to be repaid in 2005, at 6% interest. The note was recorded at fair value as of the date of acquisition of Shop At Home. The difference between the face value of the note and the fair value at the date of acquisition was accreted to income over the term of the note. In connection with our acquisition of Summit America, we have agreed to assume Summit America’s obligations to us under the note and redeemable preferred stock.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2004	2003
Land and improvements	$58,336	$55,635
Buildings and improvements	262,201	244,010
Equipment	650,875	633,087

Total	971,412	932,732
Accumulated depreciation	475,171	454,270

Net property, plant and equipment	$496,241	$478,462

9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2004	2003
Goodwill	$1,358,976	$1,174,431

Other intangible assets:
Carrying amount:
Acquired network distribution	32,914	4,757
Broadcast television network affiliation relationships	26,748
Customer lists	5,450	5,753
Other	10,485	7,525

Total carrying amount	75,597	18,035

Accumulated amortization:
Acquired network distribution	(3,991)	(2,822)
Broadcast television network affiliation relationships	(277)
Customer lists	(2,977)	(2,651)
Other	(6,242)	(4,934)

Total accumulated amortization	(13,487)	(10,407)

Total amortizable intangible assets	62,110	7,628

Other indefinite-lived intangible assets
Broadcast television network affiliation relationships		26,748
FCC licenses	189,222	25,622
Other	4,387	3,122

Total other indefinte-lived intangible assets	193,609	55,492

Pension liability adjustments	140	169

Total other intangible assets	255,859	63,289

Total goodwill and other intangible assets	$1,614,835	$1,237,720

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

In accordance with FAS 142, we perform an annual impairment review of goodwill and indefinite-lived intangible assets and also assess whether our indefinite lived intangible assets continue to have indefinite lives. No impairment charges resulted from this review in the fourth quarter of 2004. However, we determined that our broadcast television network affiliation relationships and the Shop At Home trade name no longer have indefinite lives. In the fourth quarter of 2004, we began amortizing broadcast television network affiliation relationships on a straight-line basis over their 20 to 25 year remaining useful lives and began amortizing the Shop At Home trade names on a straight line basis over a 10 year remaining useful life.

Activity related to goodwill and other intangible assets by business segment was as follows:

(in thousands)	Newspapers	Scripps Networks	Broadcast Television	Shop At Home	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2002	$780,825	$141,201	$219,367	$29,698	$18	$1,171,109
Adjustments of Shop At Home purchase price allocation				437		437
Acquired during the year	2,885					2,885

Balances as of December 31, 2003	783,710	141,201	219,367	30,135	18	1,174,431
Acquired during the year		113,488		71,057		184,545

Balance as of December 31, 2004	$783,710	$254,689	$219,367	$101,192	$18	$1,358,976

Amortizable intangible assets:
Balance as of December 31, 2002	$3,772	$3,336	$223	$3,669		$11,000
Acquired during the year	253		918			1,171
Amortization	(692)	(2,226)	(142)	(1,483)		(4,543)

Balance as of December 31, 2003	3,333	1,110	999	2,186		7,628
Acquired during the year	267	27,320	49	2,780		30,416
Reclassification from indefinite-lived intangible assets			26,748	1,050		27,798
Amortization	(693)	(968)	(355)	(1,716)		(3,732)

Balance as of December 31, 2004	$2,907	$27,462	$27,441	$4,300		$62,110

Other indefinite-lived intangible assets:
Balance as of December 31, 2002	$1,153	$659	$52,370	$1,050		$55,232
Acquired during the year		260				260

Balance as of December 31, 2003	1,153	919	52,370	1,050		55,492
Acquired during the year	15	2,300		163,600		165,915
Reclassification to amortizable intangible assets			(26,748)	(1,050)		(27,798)

Balance as of December 31, 2004	$1,168	$3,219	$25,622	$163,600		$193,609

Estimated amortization expense of intangible assets for each of the next five years, including the amortization of broadcast television network affiliation relationships, is expected to be $5.1 million in 2005, $4.0 million in 2006, $3.9 million in 2007, $3.9 million in 2008, $3.8 million in 2009 and $41.4 million in later years.

10. Programs and Program Licenses

Programs and Program licenses consisted of the following:

	As of December 31,
(in thousands)	2004	2003
Cost of programs available for broadcast	$784,404	$681,079
Accumulated amortization	525,257	443,310

Total	259,147	237,769
Progress payments on programs not yet available for broadcast	49,387	49,625

Total programs and program licenses	$308,534	$287,394

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $278 million at December 31, 2004. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $191 million in 2004, $166 million in 2003 and $199 million in 2002.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2005	$124,903	$70,561	$195,464
2006	70,845	55,789	126,634
2007	38,458	55,394	93,852
2008	20,163	53,133	73,296
2009	4,772	46,376	51,148
Later years	6	45,705	45,711

Total	$259,147	$326,958	$586,105

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

11. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

	As of December 31,
(in thousands)	2004	2003
Network launch incentives	$317,816	$322,476
Accumulated amortization	151,070	131,380

Net book value	166,746	191,096
Unbilled affiliate fees	27,084	24,286

Total unamortized network distribution incentives	$193,830	$215,382

We capitalized launch incentive payments totaling $6.8 million in 2004, $35.9 million in 2003, and $90.1 million in 2002.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2004	$21,378
2003	24,050
2002	20,884

Estimated amortization for the year ending December 31:
2005	$30,028
2006	27,790
2007	20,833
2008	22,698
2009	24,714
Later years	40,683

Total	$166,746

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

12. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2004	2003
Variable-rate credit facilities	$82,766	$50,187
$100 million, 6.625% notes, due in 2007	99,960	99,946
$50 million, 3.75% notes, due in 2008	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,527	99,430
$200 million, 5.75% notes, due in 2012	199,060	198,934
Other notes	1,638	10,318

Total face value of long-term debt less discounts	532,951	508,815
Fair market value of interest rate swap	(265)	302

Total long-term debt	$532,686	$509,117

Fair value of long-term debt *	$554,400	$540,300

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

We have Competitive Advance and Revolving Credit Facilities expiring in July 2009 (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $450 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 2.3% at December 31, 2004 and 1.1% at December 31, 2003.

We have a U.S. shelf registration which allows additional borrowings of up to $450 million as of December 31, 2004.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 2.7% at December 31, 2004, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We are in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

Capitalized interest was $0.6 million in 2004, $0.5 million in 2003 and $0.6 million in 2002.

13. Other Liabilities and Minority Interests

Other liabilities and minority interests consisted of the following:

	As of December 31,
(in thousands)	2004	2003
Program rights payable	$30,835	$30,758
Employee compensation and benefits	70,532	75,310
Network distribution incentives	44,309	76,668
Minority interests	73,629	32,460
Deferred gain on sale of WCPO building		7,649
Other	21,475	15,238

Total other liabilities and minority interests	240,780	238,083
Current portion of other liabilities	84,503	86,506

Other liabilities and minority interests (less current portion)	$156,277	$151,577

The carrying value of our network distribution incentive liabilities approximate their carrying value.

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

In 2002, we sold our Cincinnati television station production facility to the City of Cincinnati for $7.8 million in cash. The gain on the sale of the facility of $7.6 million was deferred until our station relocated to its new production facility. Our station relocated to its new production facility in May 2004. A pre-tax gain of $11.1 million, including $3.0 million of incentive payments for relocating prior to June 1, 2004, was recognized in the second quarter of 2004. See Note 4.

14. Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Other changes in certain working capital accounts, net:
Accounts receivable	$(66,014)	$(56,329)	$(42,867)
Prepaid and accrued pension expense	(14,432)	(13,109)	(24,696)
Inventories	(10,687)	(5,712)	(2,469)
Accounts payable	17,622	12,883	2,949
Accrued income taxes	(7,297)	7,254	(20,036)
Accrued employee compensation and benefits	1,599	(1,917)	12,159
Accrued interest	255	(136)	4,544
Other accrued liabilities	15,374	6,735	(679)
Other, net	(4,191)	(1,061)	67

Total	$(67,771)	$(51,392)	$(71,028)

15. Employee Benefit Plans

We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits are generally based upon the employee’s compensation and years of service.

We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit pension plan to eligible executives based on average earnings, years of service and age at retirement.

Substantially all non union and certain union employees are also covered by a company sponsored defined contribution plan. We match a portion of employee’s voluntary contributions to this plan.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

We use a December 31 measurement date for our retirement plans.

Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Service cost	$19,004	$16,495	$12,608
Interest cost	22,092	20,295	18,732
Expected return on plan assets, net of expenses	(25,484)	(20,327)	(20,729)
Net amortization and deferral	3,603	5,279	27

Total for defined benefit plans	19,215	21,742	10,638
Multi-employer plans	662	561	399
SERP	3,906	3,665	2,782
Defined contribution plans	7,072	6,461	5,948

Total	$30,855	$32,429	$19,767

Assumptions used in determining the annual retirement plans expense were as follows:

	2004	2003	2002
Used to determine annual expense:
Discount rate	6.25%	6.50%	7.50%
Long-term rate of return on plan assets	8.25%	8.25%	9.50%
Increase in compensation levels	4.75%	4.75%	5.00%

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

Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2005	2004	2003
US equity securities	52%	55%	55%
Non-US equity securities	13	10	10
Fixed-income securities	35	35	35

Total	100%	100%	100%

U.S. equities include common stocks of large, medium, and small companies which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. and American depository receipts. Fixed-income securities primarily include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations.

Obligations and Funded Status – Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2004	2003	2004	2003
Accumulated benefit obligation	$334,800	$295,099	$26,261	$23,196

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$361,933	$314,406	$28,684	$22,886
Service cost	19,004	16,495	1,288	1,093
Interest cost	22,092	20,295	1,701	1,654
Benefits paid	(12,993)	(14,037)	(1,828)	(1,859)
Actuarial losses (gains)	(3,811)	24,774	(810)	4,910

Projected benefit obligation at end of year	386,225	361,933	29,035	28,684

Plan assets:
Fair value at beginning of year	303,111	229,847
Actual return (loss) on plan assets	32,036	50,643
Company contributions	37,501	36,658	1,828	1,859
Benefits paid	(12,993)	(14,037)	(1,828)	(1,859)

Fair value at end of year	359,655	303,111

Plan assets greater than (less than) projected benefits	(26,570)	(58,822)	(29,035)	(28,684)
Unrecognized net loss (gain)	61,627	76,559	14,189	16,005
Unrecognized prior service cost	2,396	1,430	(896)	(985)

Prepaid (accrued) pension costs	$37,453	$19,167	$(15,742)	$(13,664)

Amounts recognized in Consolidated Balance Sheets
Prepaid pension costs	$32,179	$14,849
Accrued pension benefit obligation	(6,136)	(6,303)	$(26,261)	$(23,196)
Intangible asset	140	169
Minimum pension liability adjustment included in accumulated other comprehensive income	11,270	10,452	10,519	9,532

Prepaid (accrued) pension costs	$37,453	$19,167	$(15,742)	$(13,664)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2004	2003	2004	2003
Accumulated benefit obligation	$56,586	$51,675	$26,261	$23,196
Projected benefit obligation	60,277	56,041	29,035	28,684
Fair value of plan assets	50,321	45,372

Assumptions used in determining the defined benefit plans benefit obligations were as follows:

	2004	2003	2002
Discount rate	6.00%	6.25%	6.50%
Increase in compensation levels	4.50%	4.75%	4.75%

We anticipate contributing $3.5 million to meet minimum funding requirements of our defined benefit pension plans in 2005. We may also elect to make additional contributions to our defined benefit pension plans.

Estimated future benefit payments expected to be paid for the next ten years are $16.4 million in 2005, $17.1 million in 2006, $18.8 million in 2007, $19.8 million in 2008, $20.6 million in 2009, and a total of $117.4 million for the five years ending 2014.

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Segment operating revenues:
Newspapers managed solely by us	$703,857	$691,591	$682,219
Newspapers operated pursuant to JOAs	267	267	230

Total newspapers	704,124	691,858	682,449
Scripps Networks	723,713	535,013	415,402
Broadcast television	342,498	304,162	305,154
Shop At Home	293,092	238,484	42,345
Licensing and other media	104,076	105,328	90,314

Total operating revenues	$2,167,503	1,874,845	1,535,664

Segment profit (loss):
Newspapers managed solely by us	$204,898	$227,132	$232,148
Newspapers operated pursuant to JOAs	41,038	41,573	38,120

Total newspapers	245,936	268,705	270,268
Scripps Networks	304,358	204,263	124,596
Broadcast television	108,243	85,218	98,109
Shop At Home	(21,968)	(22,075)	(1,682)
Licensing and other media	16,767	19,238	17,284
Corporate	(38,103)	(32,125)	(27,810)

Total segment profit	615,233	523,224	480,765
Depreciation and amortization of intangibles	(69,004)	(66,417)	(61,551)
Gains (losses) on disposal of property, plant and equipment	8,325	(1,670)	(1,217)
Restructuring charges (including share of JOA restructurings) and other gains		(1,847)	3,856
Interest expense	(30,878)	(31,593)	(28,301)
Interest and dividend income	3,369	5,062	1,860
Other investment results, net of expenses	14,674	(3,200)	(85,667)
Miscellaneous, net	934	(497)	(823)

Income before income taxes and minority interests	$542,653	$423,062	$308,922

Depreciation:
Newspapers managed solely by us	$21,512	$22,681	$24,113
Newspapers operated pursuant to JOAs	1,213	1,274	1,351

Total newspapers	22,725	23,955	25,464
Scripps Networks	11,607	9,977	8,962
Broadcast television	19,271	19,283	19,498
Shop At Home	8,818	5,858	1,335
Licensing and other media	667	624	780
Corporate	2,184	2,177	1,063

Total depreciation	$65,272	$61,874	$57,102

Amortization of intangibles:
Newspapers managed solely by us	$426	$425	$410
Newspapers operated pursuant to JOAs	267	267	267

Newspapers	693	692	677
Scripps Networks	968	2,226	3,135
Broadcast television	355	142	127
Shop At Home	1,716	1,483	510

Total amortization of intangibles	$3,732	$4,543	$4,449

	For the years ended December 31,
(in thousands)	2004	2003	2002
Additions to property, plant and equipment:
Newspapers managed solely by us	$26,444	$37,550	$38,308
Newspapers operated pursuant to JOAs	613	567	308

Total newspapers	27,057	38,117	38,616
Scripps Networks	21,972	9,364	14,545
Broadcast television	17,543	34,742	23,655
Shop At Home	6,375	3,249	576
Licensing and other media	361	511	373
Corporate	3,467	3,268	10,635

Total additions to property, plant and equipment	$76,775	$89,251	$88,400

Business acquisitions and other additions to long-lived assets:
Newspapers managed solely by us		$3,904	$330
Newspapers operated pursuant to JOAs		160	204

Total newspapers		4,064	534
Scripps Networks	$332,060	199,303	247,632
Broadcast television		918	20
Shop At Home	228,810		101,099
Licensing and other media
Investments	640	704	11,373

Total	$561,510	$204,989	$360,658

Assets:
Newspapers managed solely by us	$1,098,504	$1,091,579	$1,070,889
Newspapers operated pursuant to JOAs	185,219	201,892	213,426

Total newspapers	1,283,723	1,293,471	1,284,315
Scripps Networks	1,080,803	878,722	790,667
Broadcast television	494,680	498,695	505,402
Shop At Home	366,403	152,572	142,138
Licensing and other media	27,850	28,833	23,465
Investments	51,180	63,444	48,956
Corporate	120,210	92,065	75,394

Total assets	$3,424,849	$3,007,802	$2,870,337

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

Minimum payments on noncancelable leases at December 31, 2004, were: 2005, $15.6 million; 2006, $14.5 million; 2007, $13.7 million; 2008, $12.5 million; 2009, $12.0 million; and later years, $38.2 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $24.4 million in 2004, $19.9 million in 2003 and $19.0 million in 2002.

In the ordinary course of business we enter into long-term contracts to obtain satellite transmission rights, to obtain distribution of Shop At Home, or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2004, were: 2005, $145 million; 2006, $63.9 million; 2007, $42.4 million; 2008, $26.5 million; 2009, $17.6 million; and later years, $56.7 million. We expect these contracts will be replaced with similar contracts upon their expiration.

18. Capital Stock and Incentive Plans

Capital Stock – Scripps’ capital structure includes Common Voting Shares and Class A Common Shares. The articles of incorporation provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

On October 28, 2004, the Board of Directors authorized an increase in the number of shares that we may purchase under our share repurchase program. Under such program, we are now authorized to repurchase up to 5.0 million Class A Common Shares. As of December 31, 2004, no shares have been repurchased against the October 28, 2004, authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common stock under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of restricted and unrestricted Class A Common Shares, incentive and nonqualified stock options, stock appreciation rights, and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding. The number of shares authorized for issuance under the plan at

December 31, 2004, was 18.3 million, of which approximately 2.8 million had not been issued.

Subsequent to year-end, the company amended the Plan, subject to shareholder approval, to reserve 6,000,000 additional Class A Common shares for issuance under the Plan. In addition, certain provisions with respect to performance measures were added and certain technical and administrative amendments were made to the Plan. The amended plan will increase the number of shares available for issuance to 8.8 million.

Restricted Stock – Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s continued employment throughout that period. During the vesting period, shares issued are nontransferable but the shares are entitled to all the rights of an outstanding share. Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Weighted-Avg Price at Grant Date	Range of Grant Date Prices
Unvested shares at December 31, 2001	845,762	$27.28	$21 - 36
Shares awarded in 2002	64,610	36.22	36 - 39
Shares vested in 2002	(250,020)	30.63	21 - 42
Shares forfeited in 2002	(3,600)	24.15	23 - 34

Unvested shares at December 31, 2002	656,752	27.89	22 - 39
Shares awarded in 2003	327,638	39.55	40 - 47
Shares vested in 2003	(371,254)	26.54	22 - 39
Shares forfeited in 2003	(7,200)	25.88	25 - 41

Unvested shares at December 31, 2003	605,936	35.04	22 - 47
Shares awarded in 2004	133,580	48.72	47 - 53
Shares vested in 2004	(245,562)	33.50	23 - 53
Shares converted to restricted stock units	(40,000)	39.44	39

Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53

Restricted Stock Units - During 2004, 40,000 restricted stock awards were converted to restricted stock units (“RSUs”). The RSUs give the recipient the right to receive shares of our stock upon the lapse of restriction periods. The restrictions lapse in equal installments over a four-year incentive period conditioned upon the employee’s continued employment.

Stock Options – Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual’s continued employment through that period.

The following table presents information about stock options:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2001	9,063,076	$22.48	$8 - 35
Granted in 2002	2,233,600	37.66	37 -39
Exercised in 2002	(1,616,608)	15.19	8 - 34

Outstanding at December 31, 2002	9,680,068	27.20	8 - 39

Options exercisable at December 31, 2002	5,984,254	$21.97	$8 - 35

Outstanding at December 31, 2002	9,680,068	$27.20	$8 - 39
Granted in 2003	2,250,000	40.11	40 -47
Exercised in 2003	(1,582,278)	20.75	8 - 39

Outstanding at December 31, 2003	10,347,790	30.99	9 - 47

Options exercisable at December 31, 2003	6,679,204	$26.45	$9 - 39

Outstanding at December 31, 2003	10,347,790	$30.99	$9 - 47
Granted in 2004	2,149,000	49.27	46 -54
Exercised in 2004	(1,200,076)	23.23	9 - 42
Forfeited in 2004	(137,980)	36.66	32 -52

Outstanding at December 31, 2004	11,158,734	35.27	13 -54

Options exercisable at December 31, 2004	7,040,262	$29.86	$13 - 46

Substantially all options granted prior to 2002 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1996 - expire in 2006	9,800	$13	$13.25	9,800	$13	$13.25
1997 - expire in 2007	487,800	17 -21	17.44	487,800	17 -21	17.44
1998 - expire in 2008	627,000	20 - 27	23.64	627,000	20 - 27	23.64
1999 - expire in 2009	839,226	21 - 25	23.56	839,226	21 - 25	23.56
2000 - expire in 2010	1,326,632	22 - 30	24.73	1,326,632	22 - 30	24.73
2001 - expire in 2011	1,604,384	29 - 35	32.12	1,604,384	29 - 35	32.12
2002 - expire in 2012	1,974,957	36 - 39	37.66	1,394,107	36 - 39	37.70
2003 - expire in 2013	2,143,735	40 - 46	40.10	751,313	40 - 46	40.10
2004 - expire in 2014	2,145,200	46 - 54	49.27

Total options on number of shares	11,158,734		$35.27	7,040,262		$29.86

19. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$513,656	$547,316	$499,792	$606,739	$2,167,503
Costs and expenses	(399,660)	(401,639)	(394,955)	(444,846)	(1,641,100)
Depreciation and amortization of intangibles	(15,599)	(16,205)	(17,439)	(19,761)	(69,004)
(Gains) losses on disposal of property, plant and equipment	(138)	11,059	(340)	(2,256)	8,325
Interest expense	(7,395)	(8,272)	(7,149)	(8,062)	(30,878)
Equity in earnings of JOAs and other joint ventures	16,663	20,212	22,341	29,614	88,830
Interest and dividend income	1,227	303	118	1,721	3,369
Other investment results, net of expenses	14,674				14,674
Miscellaneous, net	203	(200)	121	810	934
Provision for income taxes	(44,870)	(54,489)	(37,623)	(58,791)	(195,773)
Minority interests	(8,242)	(11,661)	(9,272)	(13,894)	(43,069)

Net income	$70,519	$86,424	$55,594	$91,274	$303,811

Net income per share of common stock:
Basic	$.44	$.53	$.34	$.56	$1.87
Diluted	$.43	$.52	$.34	$.55	$1.84

Basic weighted-average shares outstanding	161,670	162,272	162,519	162,654	162,279

Diluted weighted-average shares outstanding	164,368	165,162	165,187	164,950	164,917

Cash dividends per share of common stock	$.0875	$.10	$.10	$.10	$.3875

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$445,194	$474,846	$440,481	$514,324	$1,874,845
Costs and expenses	(352,366)	(357,507)	(349,068)	(380,634)	(1,439,575)
Depreciation and amortization of intangibles	(15,913)	(16,746)	(16,740)	(17,018)	(66,417)
(Gains) losses on disposal of property, plant and equipment	(63)	(370)	(416)	(821)	(1,670)
Restructuring charges				(1,847)	(1,847)
Interest expense	(8,003)	(7,832)	(7,944)	(7,814)	(31,593)
Equity in earnings of JOAs and other joint ventures	17,553	22,511	20,830	27,060	87,954
Interest and dividend income	1,378	1,266	1,201	1,217	5,062
Other investment results, net of expenses		(3,200)			(3,200)
Miscellaneous, net	263	(222)	(340)	(198)	(497)
Provision for income taxes	(34,508)	(44,672)	(33,841)	(24,953)	(137,974)
Minority interests	(846)	(3,341)	(2,304)	(7,782)	(14,273)

Net income	$52,689	$64,733	$51,859	$101,534	$270,815

Net income per share of common stock:
Basic	$.33	$.40	$.32	$0.63	$1.69
Diluted	$.33	$.40	$.32	$0.62	$1.66

Basic weighted-average shares outstanding	159,794	160,312	160,798	161,224	160,532

Diluted weighted-average shares outstanding	161,994	162,666	163,210	163,879	162,937

Cash dividends per share of common stock	$.075	$.075	$.075	$.075	$.30

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

S-1

The E. W. Scripps Company

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-2

Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002	Schedule II

Column A (in thousands)	Column B	Column C	Column D	Column E	Column F
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable
Year Ended December 31:
2004	$14,852	$12,039	$6,445	$81	$20,527
2003	18,092	1,575	4,815		14,852
2002	13,964	9,368	5,944	704	18,092

Reserve for Merchandise Returns
Year Ended December 31:
2004	$7,747	$64,686	$63,321		$9,112
2003	5,824	70,296	68,373		7,747
2002		10,753	9,723	$4,794	5,824

Accrual for Severance Costs
Year Ended December 31:
2004	$1,847	$338			$2,185
2003		1,847			1,847
2002

E-1

The E. W. Scripps Company

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
3.01	Articles of Incorporation	(10)	3(i)

3.02	Amended and Restated Code of Regulations	(13)	3.02

4.01	Class A Common Share Certificate	(2)	4

4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1

4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1

4.02D	Form of Indenture: 4.25% notes due in 2009	(8)	4.1

4.02E	Form of Indenture: 3.75% notes due in 2008	(8)	4.1

4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2

4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2

4.03D	Form of Debt Securities: 4.25% notes due in 2009	(8)	4.2

4.03E	Form of Debt Securities: 3.75% notes due in 2008	(8)	4.2

10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979 among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01

10.02	Amended and Restated Joint Operating Agreement, dated February 29, 1988, among Birmingham News Company and Birmingham Post Company	(1)	10.02

10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03

10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(7)	10.04

10.08	Amended and Restated 1997 Long-Term Incentive Plan	(13)	10.01

10.09	Form of Executive Officer Nonqualified Stock Option Agreement	(13)	10.03A

10.10	Form of Independent Director Nonqualified Stock Option Agreement	(13)	10.03B

10.11	Form of Performance-Based Restricted Share Agreement	(13)	10.03C

10.12	Performance-Based Restricted Share Agreement between The E. W. Scripps Company and Mark G. Contreras	(13)	10.03D

10.13	Executive Bonus Plan, as amended April 14, 2005	(13)	10.04

10.14	Consulting agreement between the Company and Alan Horton	(14)	99.01

10.15	Special Retirement Supplement Agreement between the Company and Alan Horton	(14)	99.02

10.20	Share Purchase Agreement Between Shop At Home, Inc. and Scripps Networks, Inc.	(8)	10.3

10.21	Merger Agreement Between Summit America Television, Inc. and The E. W. Scripps Company	(9)	10.21

10.40	5-Year Competitive Advance and Revolving Credit Facility Agreement	(11)	10.40

10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44

10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45

10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

E-2

Exhibit Number	Description of Item	Page	Exhibit No. Incorporated
10.58	1997 Long-Term Incentive Plan	(5)	4B

10.59	Non-Employee Directors’ Stock Option Plan	(5)	4A

10.61	1997 Deferred Compensation and Stock Plan for Directors	(6)	10.61

10.63	Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.63

10.64	Amended and Restated Scripps Supplemental Executive Retirement Plan	(12)	10.64

10.65	Scripps Senior Executive Change in Control Plan	(12)	10.65

10.66	Scripps Executive Deferred Compensation Plan	(12)	10.66

12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2003

14	Code of Ethics for CEO and Senior Financial Officers

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).
(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.
(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).
(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.
(5)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).
(6)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E.W. Scripps Company.
(9)	Incorporated by reference to The E.W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.
(10)	Incorporated by reference to The E.W. Scripps Company Current Report on Form 8-K dated July 15, 2004.
(11)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 30, 2004.
(12)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
(13)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 9, 2005.
(14)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated December 16, 2004.