Form 10-Q
period 2005-03-31
SCRIPPS E W CO /DE
filed 2005-05-10
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2005 there were 127,022,055 of the Registrant’s Class A Common Shares outstanding and 36,668,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, such as defamation actions, employment and employee relations and various governmental and administrative proceedings, none of which is expected to result in material loss.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. We did not repurchase any of our shares in the first quarter of 2005. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the program.

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

THE E. W. SCRIPPS COMPANY

Dated: May 10, 2005	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

4

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

( in thousands )	March 31, 2005 ( Unaudited)	As of December 31, 2004	March 31, 2004 ( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$23,170	$12,279	$21,389
Short-term investments	4,269	8,637	47,500
Accounts and notes receivable (less allowances - $20,254, $20,527, $16,353)	404,278	404,852	328,096
Programs and program licenses	143,786	139,082	133,133
Inventories	35,578	40,773	30,308
Deferred income taxes	18,346	17,634	22,023
Miscellaneous	17,488	20,041	22,381

Total current assets	646,915	643,298	604,830

Investments	230,496	234,030	239,636

Property, plant and equipment	489,523	496,241	483,386

Goodwill and other intangible assets:
Goodwill	1,359,036	1,358,976	1,174,431
Other intangible assets	254,082	255,859	62,694

Total goodwill and other intangible assets	1,613,118	1,614,835	1,237,125

Other assets:
Programs and program licenses (less current portion)	165,050	169,452	161,066
Unamortized network distribution incentives	188,382	193,830	210,375
Note receivable from Summit America			45,125
Prepaid pension	28,223	32,179	8,342
Miscellaneous	39,185	40,984	41,751

Total other assets	420,840	436,445	466,659

TOTAL ASSETS	$3,400,892	$3,424,849	$3,031,636

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	March 31, 2005 ( Unaudited )	As of December 31, 2004	March 31, 2004 ( Unaudited )
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,062	$106,484	$90,420
Customer deposits and unearned revenue	53,501	52,689	52,510
Accrued liabilities:
Employee compensation and benefits	47,655	64,482	49,979
Network distribution incentives	36,561	42,468	53,212
Miscellaneous	100,123	72,413	89,398
Other current liabilities	24,853	36,810	19,778

Total current liabilities	360,755	375,346	355,297

Deferred income taxes	259,715	264,419	187,256

Long-term debt (less current portion)	453,137	532,686	458,099

Other liabilities and minority interests (less current portion)	169,224	156,277	146,547

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,735,127, 126,521,832; and 125,721,984 shares	1,267	1,265	1,257
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,668,226, 36,668,226 and 36,738,226 shares	367	367	367

Total	1,634	1,632	1,624
Additional paid-in capital	328,991	320,359	297,748
Retained earnings	1,840,906	1,787,221	1,602,841
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	5,491	7,912	5,405
Pension liability adjustments	(18,495)	(18,495)	(14,713)
Foreign currency translation adjustment	1,220	1,582	968
Stock compensation	(1,686)	(4,090)	(9,436)

Total shareholders’ equity	2,158,061	2,096,121	1,884,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,400,892	$3,424,849	$3,031,636

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended March 31,
	2005	2004
Operating Revenues:
Advertising	$374,056	$335,331
Merchandise	97,826	70,735
Network affiliate fees, net	41,975	33,877
Circulation	33,789	35,226
Licensing	21,108	21,511
Other	16,307	16,976

Total operating revenues	585,061	513,656

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	147,155	137,944
Programs and program licenses	54,175	49,863
Costs of merchandise sold	67,416	48,294
Newsprint and ink	20,819	20,082
JOA editorial costs and expenses	9,627	9,651
Other costs and expenses	154,700	133,826

Total costs and expenses	453,892	399,660

Depreciation, Amortization, and Losses:
Depreciation	15,352	14,936
Amortization of intangible assets	1,845	663
Losses on disposal of property, plant and equipment	137	138

Net depreciation, amortization and losses	17,334	15,737

Operating income	113,835	98,259
Interest expense	(7,372)	(7,395)
Equity in earnings of JOAs and other joint ventures	19,740	16,663
Interest and dividend income	208	1,227
Other investment results, net of expenses		14,674
Miscellaneous, net	332	203

Income before income taxes and minority interests	126,743	123,631
Provision for income taxes	45,397	44,870

Income before minority interests	81,346	78,761
Minority interests	11,335	8,242

Net income	$70,011	$70,519

Net income per share of common stock:
Basic	$.43	$.44
Diluted	.42	.43

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$70,011	$70,519
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,197	15,599
Investment gains, net of deferred income tax		(9,521)
Other effects of deferred income taxes	(4,104)	(1,665)
Tax benefits of stock compensation plans	1,486	3,229
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	(1,087)	7,296
Stock and deferred compensation plans	3,886	3,414
Minority interests in income of subsidiary companies	11,335	8,242
Affiliate fees billed greater than amounts recognized as revenue	4,283	5,435
Network launch incentive payments	(5,079)	(5,672)
Payments for programming less (greater) than program cost amortization	(3,815)	(7,290)
Other changes in certain working capital accounts, net	20,937	27,958
Miscellaneous, net	1,122	(64)

Net operating activities	116,172	117,480

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(565)
Additions to property, plant and equipment	(8,409)	(19,776)
Decrease (increase) in short-term investments	4,368	(47,500)
Sale of long-term investments	2,071	13,886
Miscellaneous, net	(45)	(133)

Net investing activities	(2,580)	(53,523)

Cash Flows from Financing Activities:
Payments on long-term debt	(78,758)	(51,844)
Dividends paid	(16,326)	(14,200)
Dividends paid to minority interests	(363)	(363)
Proceeds from employee stock options	6,780	12,442
Miscellaneous, net	(14,034)	(6,830)

Net financing activities	(102,701)	(60,795)

Increase in cash and cash equivalents	10,891	3,162

Cash and cash equivalents:
Beginning of year	12,279	18,227

End of period	$23,170	$21,389

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$7,718	$7,275
Income taxes paid	15,986	14,418

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Compensation	Total Shareholders’ Equity
As of December 31, 2003	$1,619	$277,569	$1,546,522	$1,715	$(4,894)	$1,822,531
Comprehensive income:
Net income			70,519			70,519

Unrealized gains (losses), net of tax of $870				(1,616)		(1,616)
Adjustment for losses (gains) in income, net of tax of $4,533				(8,418)		(8,418)

Change in unrealized gains (losses)				(10,034)		(10,034)
Currency translation, net of tax of $39				(21)		(21)

Total			70,519	(10,055)		60,464
Dividends: declared and paid - $.0875 per share			(14,200)			(14,200)
Compensation plans, net: 568,276 shares issued; 44,186 shares repurchased	5	16,950			(4,542)	12,413
Tax benefits of compensation plans		3,229				3,229

As of March 31, 2004	$1,624	$297,748	$1,602,841	$(8,340)	$(9,436)	$1,884,437

As of December 31, 2004	$1,632	$320,359	$1,787,221	$(9,001)	$(4,090)	$2,096,121
Comprehensive income:
Net income			70,011			70,011

Unrealized gains (losses), net of tax of $1,651				(3,064)		(3,064)
Adjustment for losses (gains) in income, net of tax of ($347)				643		643

Change in unrealized gains (losses)				(2,421)		(2,421)
Currency translation, net of tax of $32				(362)		(362)

Total			70,011	(2,783)		67,228
Dividends: declared and paid - $.10 per share			(16,326)			(16,326)
Compensation plans, net: 251,201 shares issued; 35,406 shares repurchased; 2,500 shares forfeited	2	7,146			2,404	9,552
Tax benefits of compensation plans		1,486				1,486

As of March 31, 2005	$1,634	$328,991	$1,840,906	$(11,784)	$(1,686)	$2,158,061

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, has not changed materially. Financial information as of December 31, 2004, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Nature of Operations - We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, television retailing, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television and Shop At Home.

Scripps Networks includes five national television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Scripps Networks also includes our on-line network HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

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

Shop At Home markets a range of consumer goods to television viewers and visitors to its Internet site. Shop At Home reaches about 53 million full-time equivalent households and can be viewed in more than 147 television markets, including 91 of the largest 100 television markets in the U.S. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. In 2004, we acquired Summit America Television (“Summit America”) which owned a minority interest in Shop At Home and owned and operated five television stations that exclusively broadcast Shop At Home programming. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

Financial information for each of our four business segments is presented in Note 16. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position. Approximately 65% of our operating revenues are derived from advertising. Operating results can be affected by changes in the demand for advertising both nationally and in individual markets.

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

While a variety of sources are available for most products that Shop At Home sells, two vendors in two different product categories supply us with merchandise that accounts for 21% and 17% of total merchandise costs incurred during the first quarter of 2005. Our business could be adversely affected if these vendors ceased supplying merchandise.

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

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004. We measure compensation expense using the intrinsic-value based method of Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees, and its related interpretations (collectively “APB 25”). Under that method, total compensation is measured by the difference between the fair value of the underlying shares on the measurement date and the price the employee pays for those shares. The measurement date is the date upon which both the number of shares that will be issued and the price the employee will pay are known. Total compensation is charged to expense over the vesting period.

Options to purchase Class A Common shares (“stock options”) are granted under the plan with exercise prices not less than 100% of the fair market value on the date of the award. As a result, we do not recognize compensation expense in our financial statements for grants of stock options to employees or directors. However, if the terms of such options are subsequently modified, compensation expense is recognized for the difference between the fair value of the underlying stock at the time of modification and the option exercise price. The compensation expense is amortized over the remaining vesting period, or immediately if the options are fully vested.

Awards of Class A Common shares (“restricted stock”) and restricted stock units (“RSUs”) generally require no payment by the employee. Restricted stock and RSUs generally vest over a one to three-year incentive period conditioned upon the individual’s continued employment through that period. The fair value of restricted stock and RSUs at the measurement date is amortized to expense over the vesting period. Cliff vested awards are amortized on a straight-line basis over the vesting period and pro-rata vested awards are amortized as each vesting period expires. The vesting of certain awards may be accelerated if certain financial targets are met. If it is expected those targets will be met, the awards are amortized over the accelerated vesting period.

Performance awards represent the right to receive restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The measurement date for performance awards does not occur until the number of shares that will be issued is known. Until that date, we estimate total compensation expense on the number of shares that we expect to be issued and the period end fair value of the underlying shares. Total compensation expense is recognized over the vesting period.

The fair value of options granted and assumptions used to determine the fair values were as follows:

	Three months ended March 31,
	2005	2004
Weighted-average fair value of options granted	$11.52	$11.75
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%
Expected volatility	22.24%	19.6%
Risk-free rate of return	3.81%	3.5%
Expected life of options	5.38 years	6.5 years

In 2005, we changed our method of estimating the fair value of options granted. In years prior to 2005, we estimated the fair value of our options granted using the Black-Scholes model. In 2005, we began estimating the value of these options using a lattice-based binomial model. The use of a lattice-based binomial model did not materially impact the fair value of options granted or the pro-forma expense reported for stock option grants.

Options granted prior to 2005 generally had a ten-year term. Options granted in 2005 generally have an eight-year term. The expected life assumption was adjusted to reflect the shorter terms of the options.

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

( in thousands, except per share data )	Three months ended March 31,
	2005	2004
Net income as reported	$70,011	$70,519
Add stock-based compensation included in reported income, net of related income tax effects:
Restricted stock and performance awards	1,486	697
Stock option modifications	757
Deduct stock-based compensation determined under fair value based method, net of related income tax effects:
Restricted stock and performance awards	(1,486)	(697)
Stock option grants	(4,268)	(3,609)
Stock option modifications	(561)

Pro forma net income	$65,939	$66,910

Net income per share of common stock
Basic earnings per share:
As reported	$0.43	$0.44
Additional stock-based compensation, net of income tax effects	(0.03)	(0.02)

Pro forma basic earnings per share	$0.40	$0.41

Diluted earnings per share:
As reported	$0.42	$0.43
Additional stock-based compensation, net of income tax effects	(0.03)	(0.02)

Pro forma diluted earnings per share	$0.40	$0.41

Net income per share amounts may not foot since each is calculated independently.

On April 14, 2004, shareholders approved amendments to the 1997 Long-Term Incentive Plan (the “Plan”) that, among other things: (a) extended the term of the Plan to June 1, 2014 and (b) modified provisions with respect to vesting and the term of outstanding stock options when employment is terminated due to death or disability. Under the prior Plan provisions, stock options held by an employee whose employment was terminated due to death or disability were immediately vested with the exception of stock options granted less than one year prior to the termination of employment. The employee forfeited any stock options granted less than one year prior to termination of employment due to death or disability. Vested stock options granted prior to 1999 were exercisable for the lesser of one year or the remaining terms of the stock options, while vested stock options granted after 1998 were exercisable for the remaining terms of the stock options. The amended and restated Plan provides that all stock options held by an employee will immediately vest upon termination of employment due to death or disability and those stock options will remain exercisable for the remaining terms of the options.

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

While we measure compensation expense in our financial statements using the intrinsic-value based method of APB 25, we must also report pro forma net income and earnings per share assuming we had used the fair-value based methods of FAS 123. Both the amount of compensation expense and the timing of recognition of compensation expense resulting from the Plan modifications is different if fair-value based methods are used instead of intrinsic-value based methods. Under the fair-value based method, Plan modifications are accounted for as the retirement of the outstanding stock options and the issuance of new stock options at the modification date. The fair value of the modified stock options exceeded the fair value of the stock options held as of the date of the modifications by approximately $2.8 million. That compensation expense is recognized over the remaining vesting period of the stock options, or immediately for vested stock options. The pro forma effect of the stock option modifications is included in the preceding table.

We will be required to account for options using the fair value provisions of FAS 123, as amended, beginning in January of 2006. Compensation expense recognized after January of 2006 related to the Plan modifications will be based upon the fair-value based methods of FAS 123, as amended, rather than the intrinsic-value based methods of APB 25.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended March 31,
	2005	2004
Basic weighted-average shares outstanding	162,893	161,670
Effect of dilutive securities:
Unvested restricted stock held by employees	277	368
Stock options held by employees and directors	1,925	2,330

Diluted weighted-average shares outstanding	165,095	164,368

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004) - Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123 - Accounting for Stock-Based Compensation, and supersedes APB 25 - Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with the original provisions of FAS 123. As recently revised by the Security and Exchange Commission on April 14, 2005, FAS 123-R will be effective for us beginning January 1, 2006. We are currently evaluating the requirements of this standard but expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note 1). However, the actual effect on net income and earnings per share will vary depending on the number of options ultimately granted.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”) - Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.

In March 2005, the FASB issued FASB Interpretation No. (“Interpretation”) 47 - Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143. Interpretation 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. This Interpretation will be effective for us no later than December 31, 2005. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

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

Pro-forma results are not presented for the Summit America and GAC acquisitions because the combined results of operations would not be significantly different from the reported amounts.

4. INVESTMENT GAINS

Other investment results in the first quarter of 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.06 per share.

5. INCOME TAXES

We file a consolidated federal income tax return and separate state income tax returns for each subsidiary company. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and incorporated limited liability companies that have elected to be treated as partnerships for tax purposes (“pass-through entities”). Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Food Network is operated under the terms of a general partnership agreement. Fine Living and Shop At Home are limited liability companies (“LLC”) and are treated as partnerships for tax purposes. As a result, federal and state income taxes for these pass-through entities accrue to the individual partners.

Consolidated income before income tax consisted of the following:

( in thousands )	Three months ended March 31,
	2005	2004
Income allocated to Scripps	$116,025	$116,014
Income of pass-through entities allocated to non-controlling interests	10,718	7,617

Income before income taxes	$126,743	$123,631

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

Information regarding our expected effective income tax rate for the full year of 2005 and the actual effective income tax rate for the full year of 2004 is as follows:

	2005	2004
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.3	3.4
Income of pass-through entities allocated to non-controlling interests	(3.0)	(2.6)
Miscellaneous	0.3	0.3

Effective income tax rate	35.6%	36.1%

The provision for income taxes consisted of the following:

( in thousands )	Three months ended March 31,
	2005	2004
Current:
Federal (net of $700 tax benefits from loss carryforwards in 2005)	$40,152	$30,139
State and local	7,494	6,525
Foreign	369	1,437

Total	48,015	38,101
Tax benefits of compensation plans allocated to additional paid-in-capital	1,486	3,229

Total current income tax provision	49,501	41,330

Deferred:
Federal	(5,924)	(2,371)
Other	484	469

Total	(5,440)	(1,902)
Deferred tax allocated to other comprehensive income	1,336	5,442

Total deferred income tax provision	(4,104)	3,540

Provision for income taxes	$45,397	$44,870

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Temporary differences:
Property, plant and equipment	$58,206	$59,586	$44,678
Goodwill and other intangible assets	202,897	197,809	141,024
Network distribution incentives	5,750	5,773	5,714
Investments, primarily gains and losses not yet recognized for tax purposes	63,149	63,908	32,215
Accrued expenses not deductible until paid	(9,476)	(9,169)	(10,043)
Deferred compensation and retiree benefits not deductible until paid	(21,472)	(19,576)	(26,946)
Other temporary differences, net	(4,188)	(4,164)	(11,072)

Total temporary differences	294,866	294,167	175,570
Tax basis capital loss carryforwards	(16,905)	(9,286)
Federal net operating loss carryforwards	(27,578)	(28,278)
State net operating loss carryforwards	(16,852)	(17,229)	(14,586)
Valuation allowance for state deferred tax assets	7,838	7,411	4,249

Net deferred tax liability	$241,369	$246,785	$165,233

Investment losses on our portfolio of investments in development-stage businesses were recognized for book purposes when it was determined the carrying values of the investment would not be recovered. For tax purposes such losses are generally recognized when the securities become worthless. Federal tax law provides that such losses may not be deducted from ordinary income, and that any losses in excess of capital gains can be carried forward for up to five years. At March 31, 2005, such tax-basis capital loss carryforwards totaled $46.5 million. We expect to generate sufficient capital gains to fully utilize the capital loss carryforwards prior to the expiration of the carryforward periods between 2008 and 2010.

At the date of acquisition, Summit America had federal net operating loss carryforwards totaling $88.8 million which expire between 2020 and 2024. These federal net operating loss carryforwards totaled $78.8 million at March 31, 2005. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition Summit America had state tax loss carryforwards totaling $48.4 million. Total state net operating loss carryforwards, including those of certain of our other subsidiary companies, were $514 million at March 31, 2005. Our state tax loss carryforwards expire between 2005 and 2023. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Federal and state carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. JOINT OPERATING AGREEMENTS

Four of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper maintains a separate and independent editorial operation.

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

7. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	March 31, 2005	As of December 31, 2004	March 31, 2004
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$35,395	$39,227	$34,004
Other available-for-sale securities	4,394	4,673	6,149

Total available-for-sale securities	39,789	43,900	40,153
Denver JOA	164,854	164,996	175,364
FOX Sports Net South and other joint ventures	18,998	17,852	12,492
Summit America preferred stock, at cost plus accrued dividends			3,285
Other equity securities	6,855	7,282	8,342

Total investments	$230,496	$234,030	$239,636

Unrealized gains (losses) on securities available for sale	$8,446	$12,171	$8,312

Note receivable from Summit America, at initial fair value plus accreted discount			$45,125

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of March 31, 2005, there were no significant unrealized losses on our available-for-sale securities.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at March 31, 2005. There can be no assurance we would realize the carrying values of these securities upon their sale.

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

8. PROPERTY, PLANT AND EQUIPMENT

Property,	plant and equipment consisted of the following:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Land and improvements	$58,336	$58,336	$56,162
Buildings and improvements	262,814	262,201	252,672
Equipment	657,698	650,875	632,069

Total	978,848	971,412	940,903
Accumulated depreciation	489,325	475,171	457,517

Net property, plant and equipment	$489,523	$496,241	$483,386

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Goodwill	$1,359,036	$1,358,976	$1,174,431

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	32,914	32,914	4,757
Broadcast television network affiliation relationships	26,748	26,748
Customer lists	5,870	5,870	5,753
Other	12,365	12,365	7,525

Total carrying amount	77,897	77,897	18,035

Accumulated amortization:
Acquired network distribution	(4,545)	(3,991)	(3,116)
Broadcast television network affiliation relationships	(549)	(277)
Customer lists	(3,685)	(2,977)	(2,859)
Other	(6,485)	(6,242)	(5,027)

Total accumulated amortization	(15,264)	(13,487)	(11,002)

Total amortizable intangible assets	62,633	64,410	7,033

Other indefinite-lived intangible assets:
Broadcast television network affiliation relationships			26,748
FCC licenses	189,222	189,222	25,622
Other	2,087	2,087	3,122

Total other indefinite-lived intangible assets	191,309	191,309	55,492

Pension liability adjustments	140	140	169

Total other intangible assets	254,082	255,859	62,694

Total goodwill and other intangible assets	$1,613,118	$1,614,835	$1,237,125

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

In accordance with FAS 142, we perform an annual impairment review of our indefinite-lived intangible assets and also assess whether our indefinite-lived intangible assets continue to have indefinite lives. In the fourth quarter of 2004, we determined that our broadcast television network affiliation relationships and the Shop At Home trade name no longer have indefinite lives. Accordingly, we began amortizing broadcast television network affiliation relationships on a straight-line basis over their 20 to 25 year remaining useful lives and began amortizing the Shop At Home trade name on a straight-line basis over a 10 year remaining useful life.

Activity related to goodwill and other intangible assets by business segment was as follows:

( in thousands )	Scripps Networks	Newspapers	Broadcast Television	Shop At Home	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2003	$141,201	$783,710	$219,367	$30,135	$18	$1,174,431

Balance as of March 31, 2004	$141,201	$783,710	$219,367	$30,135	$18	$1,174,431

Balance as of December 31, 2004	$254,689	$783,710	$219,367	$101,192	$18	$1,358,976
Adjustment of GAC purchase price allocation	60					60

Balance as of March 31, 2005	$254,749	$783,710	$219,367	$101,192	$18	$1,359,036

Amortizable intangible assets:
Balance as of December 31, 2003	$1,110	$3,333	$999	$2,186		$7,628
Other additions		68				68
Amortization	(147)	(173)	(19)	(324)		(663)

Balance as of March 31, 2004	$963	$3,228	$980	$1,862		$7,033

Balance as of December 31, 2004	$29,762	$2,907	$27,441	$4,300		$64,410
Other additions		68				68
Amortization	(834)	(172)	(290)	(549)		(1,845)

Balance as of March 31, 2005	$28,928	$2,803	$27,151	$3,751		$62,633

Other indefinite-lived intangible assets:
Balance as of December 31, 2003	$919	$1,153	$52,370	$1,050		$55,492

Balance as of March 31, 2004	$919	$1,153	$52,370	$1,050		$55,492

Balance as of December 31, 2004	$919	$1,168	$25,622	$163,600		$191,309

Balance as of March 31, 2005	$919	$1,168	$25,622	$163,600		$191,309

Estimated amortization expense of intangible assets for each of the next five years is expected to be $4.0 million for the remainder of 2005, $4.4 million in 2006, $4.3 million in 2007, $4.3 million in 2008, $4.2 million in 2009, $4.2 million in 2010 and $37.2 million in later years.

10. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Cost of programs available for broadcast	$815,956	$784,404	$709,082
Accumulated amortization	561,227	525,257	470,799

Total	254,729	259,147	238,283
Progress payments on programs not yet available for broadcast	54,107	49,387	55,916

Total programs and program licenses	$308,836	$308,534	$294,199

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $273 million at March 31, 2005. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $43.8 million in 2005 and $45.2 million in 2004.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2005	$99,297	$27,102	$126,399
2006	79,963	81,847	161,810
2007	44,004	64,063	108,067
2008	24,859	49,928	74,787
2009	6,505	50,351	56,856
2010	99	44,516	44,615
Later years	2	9,182	9,184

Total	$254,729	$326,989	$581,718

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

11. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Network launch incentives	$316,778	$317,816	$322,874
Accumulated amortization	156,561	151,070	137,725

Net book value	160,217	166,746	185,149
Unbilled affiliate fees	28,165	27,084	25,226

Total unamortized network distribution incentives	$188,382	$193,830	$210,375

We capitalized network launch incentives in the first quarter totaling $1.2 million in 2005 and $0.4 million in 2004.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

( in thousands )	Three months ended March 31,
	2005	2004
Amortization of network launch incentives	$5,364	$6,375

Estimated amortization for the next five years is as follows:
Remainder of 2005		$22,938
2006		28,785
2007		21,754
2008		24,265
2009		26,263
2010		17,365
Later years		18,847

Total		$160,217

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Variable-rate credit facilities, including commercial paper	$4,033	$82,766
$100 million, 6.625% notes, due in 2007	99,964	99,960	$99,949
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,551	99,527	99,454
$200 million, 5.75% notes, due in 2012	199,091	199,060	198,965
Other notes	1,614	1,638	8,662

Total face value of long-term debt less discounts	454,253	532,951	457,030
Fair market value of interest rate swap	(1,116)	(265)	1,069

Total long-term debt	$453,137	$532,686	$458,099

We have Competitive Advance and Revolving Credit Facilities expiring in July 2009 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $450 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 2.7% at March 31, 2005 and 2.3% at December 31, 2004.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $450 million as of March 31, 2005.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 3.3% at March 31, 2005, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

13. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

( in thousands )	March 31, 2005	As of December 31, 2004	March 31, 2004
Program rights payable	$27,330	$30,835	$30,416
Employee compensation and benefits	70,849	70,532	70,980
Network distribution incentives	38,392	44,309	71,692
Minority interests	84,601	73,629	40,333
Deferred gain on sale of WCPO production facility			7,649
Other	21,262	21,475	20,759

Total other liabilities and minority interests	242,434	240,780	241,829
Current portion of other liabilities	73,210	84,503	95,282

Other liabilities and minority interests (less current portion)	$169,224	$156,277	$146,547

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Three months ended March 31,
	2005	2004
Other changes in certain working capital accounts, net:
Accounts receivable	$574	$8,585
Prepaid and accrued pension expense	3,956	6,400
Inventories	5,195	(362)
Accounts payable	(5,165)	8,419
Accrued income taxes	32,029	23,533
Accrued employee compensation and benefits	(15,408)	(13,219)
Accrued interest	(588)	(377)
Other accrued liabilities	(1,696)	504
Other, net	2,040	(5,525)

Total	$20,937	$27,958

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

Substantially all non-union and certain union employees are also covered by a company sponsored defined contribution plan. We match a portion of employee’s voluntary contributions to this plan.

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands)	Three months ended March 31,
	2005	2004
Service cost	$4,582	$4,627
Interest cost	5,675	5,446
Expected return on plan assets, net of expenses	(7,270)	(5,536)
Net amortization and deferral	776	1,390

Total for defined benefit plans	3,763	5,927
Multi-employer plans	5	123
SERP	1,008	956
Defined contribution plans	1,860	1,756

Total	$6,636	$8,762

We made required contributions of $0.1 million to our defined benefit plans in the first quarter of 2005. We anticipate contributing $0.9 million to fund the defined benefit plans during the remainder of fiscal 2005. We also contributed $0.5 million to fund current benefit payments for our non-qualified SERP plan during the first quarter of 2005. We anticipate contributing an additional $2.1 million to fund the SERP’s benefit payments during the remainder of fiscal 2005.

16. SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services. See Note 1.

The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Information regarding our business segments is as follows:

( in thousands )	Three months ended March 31,
	2005	2004
Segment operating revenues:
Scripps Networks	$202,601	$158,769

Newspapers:
Newspapers managed solely by us	182,172	178,473
Newspapers operated pursuant to JOAs	64	58

Total newspapers	182,236	178,531
Broadcast television	72,260	75,658
Shop At Home	102,144	73,979
Licensing and other media	25,820	26,719

Total operating revenues	$585,061	$513,656

Segment profit (loss):
Scripps Networks	$80,941	$62,305

Newspapers:
Newspapers managed solely by us	56,016	53,244
Newspapers operated pursuant to JOAs	8,008	5,852

Total newspapers	64,024	59,096
Broadcast television	16,279	17,227
Shop At Home	(3,423)	(3,621)
Licensing and other media	4,855	4,270
Corporate	(11,767)	(8,618)

Total segment profit	150,909	130,659
Depreciation and amortization of intangibles	(17,197)	(15,599)
Gains (losses) on disposal of property, plant and equipment	(137)	(138)
Interest expense	(7,372)	(7,395)
Interest and dividend income	208	1,227
Other investment results, net of expenses		14,674
Miscellaneous, net	332	203

Income before income taxes and minority interests	$126,743	$123,631

Depreciation:
Scripps Networks	$3,222	$2,568

Newspapers:
Newspapers managed solely by us	5,168	5,187
Newspapers operated pursuant to JOAs	307	297

Total newspapers	5,475	5,484
Broadcast television	4,557	4,518
Shop At Home	1,339	1,665
Licensing and other media	219	158
Corporate	540	543

Total depreciation	$15,352	$14,936

Amortization of intangibles:
Scripps Networks	$834	$147

Newspapers:
Newspapers managed solely by us	105	106
Newspapers operated pursuant to JOAs	67	67

Total newspapers	172	173
Broadcast television	290	19
Shop At Home	549	324

Total amortization of intangibles	$1,845	$663

( in thousands )	Three months ended March 31,
	2005	2004
Additions to property, plant and equipment:
Scripps Networks	$2,856	$3,907

Newspapers:
Newspapers managed solely by us	2,557	8,842
Newspapers operated pursuant to JOAs	203	110

Total newspapers	2,760	8,952
Broadcast television	888	4,923
Shop At Home	1,299	1,826
Licensing and other media	146	77
Corporate	460	91

Total additions to property, plant and equipment	$8,409	$19,776

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$44,143	$45,623
Newspapers	100
Investments	465

Total	$44,708	$45,623

Assets:
Scripps Networks	$1,077,598	$885,405

Newspapers:
Newspapers managed solely by us	1,100,104	1,093,101
Newspapers operated pursuant to JOAs	185,125	194,180

Total newspapers	1,285,229	1,287,281
Broadcast television	485,401	488,237
Shop At Home	367,890	158,231
Licensing and other media	27,166	25,308
Investments	46,541	49,538
Corporate	111,067	137,636

Total assets	$3,400,892	$3,031,636

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

17. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2003	10,347,790	$30.99	$9 - 47
Options granted during the period	1,938,800	48.99	48 - 50
Options exercised during the period	(432,658)	28.28	9 - 40
Options forfeited during the period	(85,866)	35.46	32 - 46

Options outstanding at March 31, 2004	11,768,066	$34.02	$9 - 50

Options outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54
Options granted during the period	1,688,300	46.46	46
Options exercised during the period	(230,903)	29.34	17 - 46

Options outstanding at March 31, 2005	12,616,131	$36.88	$13 - 54

Substantially all options granted prior to 2002 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1996 - expire in 2006	9,800	$13	$13.25	9,800	$13	$13.25
1997 - expire in 2007	458,700	17 - 21	17.46	458,700	17 - 21	17.46
1998 - expire in 2008	599,400	20 - 27	23.64	599,400	20 - 27	23.64
1999 - expire in 2009	815,776	21 - 25	23.55	815,776	21 - 25	23.55
2000 - expire in 2010	1,309,132	22 - 30	24.73	1,309,132	22 - 30	24.73
2001 - expire in 2011	1,520,134	29 - 35	32.12	1,520,134	29 - 35	32.12
2002 - expire in 2012	1,951,091	36 - 39	37.66	1,932,289	36 - 39	37.66
2003 - expire in 2013	2,118,598	40 - 46	40.10	1,445,292	40 - 46	40.04
2004 - expire in 2014	2,145,200	46 - 54	49.27	658,827	49 - 50	49.00
2005 - expire in 2013	1,688,300	46	46.46

Total options on number of shares	12,616,131	$13 - 54	$36.88	8,749,350	$13 - 50	$32.65

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2003	605,936	$35.04	$22 - 47

Shares awarded during the period	116,250	48.29	47 - 49
Shares vested during the period	(142,674)	34.33	26 - 39

Unvested shares at March 31, 2004	579,512	$37.81	$22 - 49

Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53

Shares vested during the period	(111,865)	42.02	38 - 51
Shares forfeited during the period	(2,500)	47.28	47

Unvested shares at March 31, 2005	339,589	$38.60	$23 - 53

During 2004, 40,000 restricted stock awards were converted to RSUs. The RSUs vest in 2006.

Performance awards with a target of 147,764 Class A Common shares were issued in 2005. The number of shares ultimately awarded depends upon the extent to which specified performance measures are met. The shares earned vest between 2006 and 2008.

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

EXECUTIVE OVERVIEW

We are a diverse media concern with interests in national television networks (“Scripps Networks”), newspaper publishing, broadcast television, television retailing (“Shop At Home”), interactive media and licensing and syndication. Scripps Networks includes five cable and satellite television programming services, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Our media businesses provide high quality news, information and entertainment content to readers and viewers. We have undergone a strategic transformation during the past 10 years, evolving from our historical role as a pioneer newspaper publisher and television broadcaster to one of the country’s leading providers of content for a growing range of print, video and electronic media platforms. Scripps Networks revenue and segment profits surpassed our newspaper segment results in 2004.

To create new businesses or acquire businesses that are expected to significantly increase shareholder value, we operate our core media businesses to maximize sustainable cash flow and place a high priority on allocating capital. We have used a portion of the cash produced by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network, Shop At Home and GAC. The expansion of Scripps Networks and the implementation of our commerce strategy at Shop At Home continue to be our company’s top strategic priorities.

Scripps Networks has sustained a period of rapid growth. The Networks have successfully monetized ratings and viewership gains, especially at its two more established networks HGTV and Food Network. Shows such as Food Network’s “Iron Chef America” and HGTV’s “Design Remix” continue to resonate with viewers and raise the profile of our networks. The launch of “Iron Chef America” in January, for example, contributed significantly to the 17% increase in primetime household viewership at Food during the first quarter. Strong upfront advertising sales at HGTV and Food, combined with a healthy scatter advertising market, has resulted in a prolonged period of strong, double digit profit and revenue growth that the company projects will continue through 2005. Revenue from affiliate fees paid by cable and satellite system operators to carry the networks also has been increasing at a rapid pace as the networks gain popularity and as introductory carriage agreements with cable system operators expire and are renegotiated at higher rates. We also have continued developing video content for the growing number of on-demand services and providing creative, short-form programming to keep pace with the growth of broadband Internet services. HGTVPro.com, our on-line network that provides high-quality video content for professionals in the home construction industry, has already attracted more than 300,000 unique visitors.

In addition to the development of Scripps Networks, we are also investing capital to develop an innovative electronic commerce business at our Shop At Home Network. Our vision for Shop At Home is to provide a pure electronic commerce environment for products and services that, in part, parallel the consumer categories targeted by our national television networks. Shop At Home’s merchandise revenues increased approximately 41% during the first quarter of 2005 compared with the first quarter of 2004. This increase in revenue reflects improvements we have made in both the quality and variety of products that we are offering to home shoppers. In addition, we are continuing to build commerce relationships between Shop At Home and our lifestyle networks. During the first quarter, we opened the DIY Store, an on-line commerce site operated by Shop At Home. The store provides a direct product link to consumers interested in popular do-it-yourself programming categories. We anticipate developing similar commerce links with our other lifestyle networks in the months ahead.

At our newspapers, improvements in our 2005 results are attributed to the newspapers successfully controlling expenses and capitalizing on a modest improvement in advertising sales. To maintain competitive positions in our newspapers markets, we have introduced a number of new product initiatives. Examples include new zoned sections in Memphis and a popular Spanish-language publication in Ventura County. We are continuing to achieve significant increases in advertising revenues for these types of publications in hopes of offsetting some of the declines in traditional advertising revenue streams.

At our broadcast television stations, revenue and profits were expectedly lower due to the absence of political advertising.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Investments, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our four business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-33 through F-43.

Consolidated Results of Operations - Consolidated results of operations were as follows:

( in thousands )	2005	Year-to-Date Change	2004
Operating revenues	$585,061	13.9%	$513,656
Costs and expenses	(453,892)	(13.6)%	(399,660)
Depreciation and amortization of intangibles	(17,197)	(10.2)%	(15,599)
Gains (losses) on disposal of property, plant and equipment	(137)	0.7%	(138)

Operating income	113,835	15.9%	98,259
Interest expense	(7,372)	0.3%	(7,395)
Equity in earnings of JOAs and other joint ventures	19,740	18.5%	16,663
Interest and dividend income	208	(83.0)%	1,227
Other investment results, net of expenses			14,674
Miscellaneous, net	332	63.5%	203

Income before income taxes and minority interests	126,743	2.5%	123,631
Provision for income taxes	45,397	(1.2)%	44,870

Income before minority interests	81,346	3.3%	78,761
Minority interests	11,335		8,242

Net income	$70,011	(0.7)%	$70,519

Net income per diluted share of common stock	$.42	(2.3)%	$.43

The increase in operating revenues was primarily attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks and increases in merchandise sales at Shop At Home. These increases in revenue were partially offset by declines in revenue at our broadcast television stations attributed to the absence of political advertising. The growth in advertising revenues at Scripps Networks was primarily driven by increased viewership of our national networks. The growth in affiliate fee revenues at Scripps Networks is attributed to scheduled rate increases, wider distribution of our networks, and the impact of reaching several renewal agreements with cable television operators during the second half of 2004.

Costs and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, increases in costs of merchandise sold at Shop At Home and increased personnel and infrastructure costs incurred to support the growth at Shop At Home.

Depreciation and amortization increased primarily as a result of the acquisition of Summit America and Great American Country.

Interest expense includes interest incurred on our outstanding borrowings and interest incurred on deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased during the quarter due to higher average debt levels. The average balance of outstanding borrowings was $502 million in 2005 and $469 million in 2004. The weighted average interest rate on all borrowings was 5.0% in 2005 and 4.9% in 2004. The increase in interest on outstanding borrowings was more than offset by lower interest incurred on deferred compensation agreements.

Equity in earnings of JOAs and other joint ventures increased primarily due to improved results of the joint newspapers’ operations in Denver.

Interest and dividend income in 2004 included interest income on the Summit America note receivable that was assumed during our second quarter 2004 acquisition of Summit America.

Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.06 per share.

Information regarding our effective tax rate is a follows:

( in thousands )	2005	Year-to-Date Change	2004
Income before income taxes and minority interests as reported	$126,743	2.5%	$123,631
Income allocated to non-controlling interests	10,718		7,617

Income allocated to Scripps	$116,025		$116,014

Provision for income taxes	$45,397	1.2%	$44,870

Effective income tax rate as reported	35.8%		36.3%
Effective income tax rate on income allocated to Scripps	39.1%		38.7%

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

The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discreet transactions in interim periods. To determine the annual effective income tax rate for the full year period we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. We expect the effective tax rate will be between 35.5% and 36.0% for the full year of 2005.

Minority interest increased in the first quarter of 2005 due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. In the second quarter of 2005, we expect minority interest will be between $15 and $16 million.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )	2005	Year-to-Date Change	2004
Segment operating revenues:
Scripps Networks	$202,601	27.6%	$158,769

Newspapers:
Newspapers managed solely by us	182,172	2.1%	178,473
Newspapers operated pursuant to JOAs	64	10.3%	58

Total newspapers	182,236	2.1%	178,531
Broadcast television	72,260	(4.5)%	75,658
Shop At Home	102,144	38.1%	73,979
Licensing and other media	25,820	(3.4)%	26,719

Total operating revenues	$585,061	13.9%	$513,656

Segment profit (loss):
Scripps Networks	$80,941	29.9%	$62,305

Newspapers:
Newspapers managed solely by us	56,016	5.2%	53,244
Newspapers operated pursuant to JOAs	8,008	36.8%	5,852

Total newspapers	64,024	8.3%	59,096
Broadcast television	16,279	(5.5)%	17,227
Shop At Home	(3,423)	5.5%	(3,621)
Licensing and other media	4,855	13.7%	4,270
Corporate	(11,767)	(36.5)%	(8,618)

Total segment profit	150,909	15.5%	130,659
Depreciation and amortization of intangibles	(17,197)	(10.2)%	(15,599)
Gains (losses) on disposal of property, plant and equipment	(137)		(138)
Interest expense	(7,372)	0.3%	(7,395)
Interest and dividend income	208		1,227
Other investment results, net of expenses			14,674
Miscellaneous, net	332		203

Income before income taxes and minority interests	$126,743	2.5%	$123,631

Corporate expenses primarily increased in 2005 compared with 2004 due to employee separation related charges accrued during the quarter.

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

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

( in thousands )	2005	Year-to-Date Change	2004
Scripps Networks:
Equity in earnings of joint ventures	$2,169	72.4%	$1,258
Newspapers:
Equity in earnings of JOAs	17,571	13.8%	15,445
Equity in earnings (loss) of joint ventures			(40)

Total equity in earnings of JOAs and other joint ventures	$19,740	18.5%	$16,663

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

( in thousands )	2005	Year-to-Date Change	2004
Depreciation and amortization:
Scripps Networks	$4,056	49.4%	$2,715

Newspapers:
Newspapers managed solely by us	5,273	(0.4)%	5,293
Newspapers operated pursuant to JOAs	374	2.7%	364

Total newspapers	5,647	(0.2)%	5,657
Broadcast television	4,847	6.8%	4,537
Shop At Home	1,888	(5.1)%	1,989
Licensing and other media	219	38.6%	158
Corporate	540	(0.6)%	543

Total	$17,197	10.2%	$15,599

Interest and dividend income:
Newspapers managed solely by us	$62	1.6%	$61
Newspapers operated pursuant to JOAs	3	(50.0)%	6

Total newspapers	65	(3.0)%	67
Summit America note			1,133
Other	143		27

Total interest and dividend income	$208	(83.0)%	$1,227

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

We launched HGTV in 1994. Food Network launched in 1993, and we acquired our controlling interest in 1997. We launched DIY in 1999 and Fine Living in the first quarter of 2002. We acquired GAC on November 17, 2004. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the network increases, we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

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

The networks utilize common facilities and certain sales, operational and support services are shared by the networks. Expenses directly attributable to the operations of a network are charged directly to that network while the costs of shared facilities and services are not allocated to individual networks.

Financial information for Scripps Networks is as follows:

( in thousands )	2005	Year-to-Date Change	2004
Operating revenues:
HGTV	$104,418	22.7%	$85,098
Food Network	79,069	25.2%	63,142
DIY	9,426	38.8%	6,792
Fine Living	5,967	61.8%	3,688
GAC	3,381
Other	340		49

Total segment operating revenues	$202,601	27.6%	$158,769

Direct contribution to segment profit (loss):
HGTV	$63,548	25.7%	$50,563
Food Network	43,043	31.0%	32,854
DIY	1,347	32.6%	1,016
Fine Living	(633)	75.2%	(2,553)
GAC	(915)
Other	(4,771)	(72.4)%	(2,768)

Total direct contribution to segment profit	101,619	28.4%	79,112
Shared expenses	22,847	26.5%	18,065

Total segment profit before joint ventures	78,772	29.0%	61,047
Equity in income (loss) of joint ventures:
HGTV	599		259
Food Network	234		14
Fine Living	(51)
FOX Sports Net South and other	1,387	40.8%	985

Total segment profit	$80,941	29.9%	$62,305

Homes reached in March (1):
HGTV	88,200	3.2%	85,500
Food Network	87,000	3.3%	84,200
DIY	32,000	14.3%	28,000
Fine Living	26,000	23.8%	21,000
GAC	37,400	41.1%	26,500

(1)	Approximately 93 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

( in thousands )	2005	Year-to-Date Change	2004
Segment operating revenues:
Advertising	$159,499	30.3%	$122,414
Network affiliate fees, net	41,975	23.9%	33,877
Other	1,127	(54.5)%	2,478

Total segment operating revenues	202,601	27.6%	158,769

Segment costs and expenses:
Employee compensation and benefits	27,604	24.3%	22,216
Programs and program licenses	42,517	11.7%	38,079
Other segment costs and expenses	53,708	43.5%	37,427

Total segment costs and expenses	123,829	26.7%	97,722

Segment profit before joint ventures	78,772	29.0%	61,047
Equity in income of joint ventures	2,169	72.4%	1,258

Segment profit	$80,941	29.9%	$62,305

Supplemental Information:

Billed network affiliate fees	$46,258	17.7%	$39,312

Network launch incentive payments	5,079		5,672

Payments for programming less (greater) than program cost amortization	(2,991)		(6,583)

Depreciation and amortization	4,056		2,715

Capital expenditures	2,856		3,907

Business acquisitions and other additions to long-lived assets	44,143		45,623

Increased viewership of our networks led to increased demand for advertising time and higher advertising rates. Increased viewership has been driven by wider distribution of the networks and higher ratings resulting from our investments in the quality and hours of original programming and marketing campaigns to promote consumer awareness of the networks. Advertising revenues are expected to increase approximately 25% to 30% year-over-year in the second quarter of 2005.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. Affiliate fee revenue in 2005 was favorably affected by the completion of several renewal agreements with cable television operators that occurred during the third quarter of 2004. Network affiliate fees are expected to increase approximately 20% year-over-year in the second quarter of 2005.

Other revenues primarily reflect revenues generated from the licensing of our programming and merchandise.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Fine Living, DIY and GAC.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded hours of original programming and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building viewership across all of our networks is expected to increase programming and marketing expenses approximately 15% to 20% year-over-year in the second quarter of 2005.

Newspapers - We operate daily and community newspapers in 19 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Four of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

The trends and underlying economic conditions affecting the operating performance of any of our newspapers are substantially the same as those affecting all of our newspapers. Our newspaper operating performance is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets. While an individual newspaper may perform better or worse than our newspaper group as a whole due to specific conditions at the newspaper or within its local economy, we do no expect such near-term variances to significantly affect the overall long-term operating performance of the newspaper segment.

Operating results for newspapers managed solely by us were as follows:

( in thousands )	2005	Year-to-Date Change	2004
Segment operating revenues:
Local	$42,535	(0.3)%	$42,658
Classified	57,516	3.3%	55,703
National	10,457	9.5%	9,548
Preprint and other	33,793	8.2%	31,235

Newspaper advertising	144,301	3.7%	139,144
Circulation	33,789	(4.1)%	35,226
Other	4,082	(0.5)%	4,103

Total operating revenues	182,172	2.1%	178,473

Segment costs and expenses:
Employee compensation and benefits	65,754	(0.5)%	66,071
Newsprint and ink	20,819	3.7%	20,082
Other segment costs and expenses	39,583	1.4%	39,036

Total costs and expenses	126,156	0.8%	125,189

Contribution to segment profit before joint ventures	56,016	5.1%	53,284
Equity in earnings (loss) of joint ventures			(40)

Contribution to segment profit	$56,016	5.2%	$53,244

Supplemental Information:

Depreciation and amortization	$5,273		$5,293

Capital expenditures	2,557		8,842

Newspaper advertising revenues increased in 2005 primarily due to increases in classified advertising and preprint and other advertising. The increase in classified advertising was primarily attributed to increases in help wanted and real estate advertising. We expect newspaper advertising revenue to increase between 3% and 5% year-over-year in the second quarter of 2005.

Increases in preprint and other advertising reflect the continued development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $4.4 million in the first quarter of 2005 compared with $3.5 million in the first quarter of 2004. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Increases in newsprint and ink costs reflect an increase in newsprint prices of approximately 9% that was partially offset by a 4% decrease in newsprint consumption.

Other segment costs and expenses in 2004 include a $1.3 million charge for bad debts related to the Kmart bankruptcy. Excluding this 2004 charge, other costs and expenses increased approximately 5% in 2005. The increases in other segment costs and expenses reflect costs associated with the development of new ancillary products and services.

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

Operating results for our newspapers operated under JOAs were as follows:

( in thousands )	2005	Year-to-Date Change	2004
Equity in earnings of JOAs included in segment profit:
Denver	$7,925	32.9%	$5,963
Cincinnati	5,354	7.6%	4,978
Other	4,292	(4.7)%	4,504

Total equity in earnings of JOAs included in segment profit	17,571	13.8%	15,445
Operating revenues	64	10.3%	58

Total	17,635	13.8%	15,503

JOA editorial costs and expenses:
Denver	5,874	(0.1)%	5,882
Cincinnati	2,004	(0.9)%	2,022
Other	1,749	0.1%	1,747

Total JOA editorial costs and expenses	9,627	(0.2)%	9,651

JOAs contribution to segment profit:
Denver	2,087		120
Cincinnati	3,350	13.4%	2,955
Other	2,571	(7.4)%	2,777

Total JOA contribution to segment profit	$8,008	36.8%	$5,852

Supplemental Information:
Depreciation and amortization	$374		$364
Capital expenditures	203		110

The increase in the Denver JOA’s results is attributed to continued cost containment at the JOA. In addition, Denver’s segment profits in 2004 were reduced by a $0.7 million charge related to the Kmart bankruptcy.

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

The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. From time-to-time, individual television stations may perform better or worse than our television station group as a whole due to specific conditions at that station or within its local economy. None the less, we do not expect such near-term variances to significantly affect the overall long-term operating performance of the broadcast television segment.

Operating results for broadcast television were as follows:

( in thousands )	2005	Year-to-Date Change	2004
Segment operating revenues:
Local	$44,955	1.3%	$44,369
National	23,490	3.8%	22,631
Political	38	(99.1)%	4,152
Network compensation	1,504	(35.7)%	2,338
Other	2,273	4.8%	2,168

Total segment operating revenues	72,260	(4.5)%	75,658

Segment costs and expenses:
Employee compensation and benefits	30,090	(1.8)%	30,630
Programs and program licenses	11,658	(1.1)%	11,784
Other segment costs and expenses	14,233	(11.1)%	16,017

Total segment costs and expenses	55,981	(4.2)%	58,431

Segment profit	$16,279	(5.5)%	$17,227

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$(824)		$(707)
Depreciation and amortization	4,847		4,537
Capital expenditures	888		4,923

Broadcast television operating results are significantly affected by the political cycle. While we expect local and national advertising revenues will increase between 2% and 4% year-over-year in the second quarter, total advertising revenue will be down 4% to 6% due to political revenues earned in 2004 that we are not receiving in 2005. Political advertising revenues were $6.2 million in the second quarter of 2004.

Three of our ABC affiliation agreements expired in 2004. The affiliation agreements of our other three ABC affiliate stations expire between 2005 and 2006. Our ABC affiliates recognized $1.4 million of network compensation revenue in the first quarter of 2005 and $2.3 million in the first quarter of 2004. We are currently negotiating renewal of our affiliation agreements with ABC. The contracts with our stations that expired in 2004 have been extended based on similar terms until new agreements are reached. While we expect network compensation will be reduced under the new agreements, we are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

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

Operating results for Shop At Home were as follows:

( in thousands )	2005	Year-to-Date Change	2004
Segment operating revenues:
Retail merchandise	$97,602	40.8%	$69,342
Shipping and handling	4,283	7.4%	3,988
Other	259	(60.1)%	649

Total segment operating revenues	102,144	38.1%	73,979

Segment costs and expenses:
Cost of merchandise sold	67,396	41.1%	47,764
Network distribution fees	15,301	0.0%	15,295
Employee compensation and benefits	10,125	24.5%	8,130
Other segment costs and expenses	12,745	98.8%	6,411

Total segment costs and expenses	105,567	36.0%	77,600

Segment profit (loss)	$(3,423)	5.5%	$(3,621)

Supplemental Information:
Interest and dividend income from Summit America			$1,133
Depreciation and amortization	$1,888		1,989
Capital expenditures	1,299		1,826

We continue to implement our merchandising plan and electronic commerce strategy at Shop At Home. The significant increase in retail merchandise sales reflects changes we have made in improving the mix, quality and appeal of products offered for sale both online and on air. Sales of products in the home and cookware categories increased by 51% in the first quarter of 2005 compared with the first quarter of 2004 and represent approximately 12% of total revenue in 2005.

Shop At Home programming reached an average full-time equivalent of 53.4 million homes in the first quarter of 2005, up from 47.6 million homes in the first quarter of 2004. Average revenue per full-time equivalent home on a trailing twelve month basis was $6.20 compared with $5.44 for the previous year period.

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

Increases in other segment costs and expenses reflect additional costs to support Shop At Home’s growth. These costs include increases in the costs of facilities, outside services, bad debt losses and marketing research costs.

We expect segment losses at Shop At Home to be approximately $5 million in the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising provides approximately 65% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	Three months ended March 31,
	2005	2004
Net cash provided by operating activities	$116,172	$117,480
Capital expenditures	(8,409)	(19,776)
Dividends paid, including to minority interests	(16,689)	(14,563)
Employee stock option proceeds	6,780	12,442
Other	(14,034)	(6,830)

Cash flow available for acquisitions and debt repayment	$83,820	$88,753

Use of available cash flow:
Business acquisitions and net investment activity		$(33,614)
Other investing activity	$(45)	(133)
Decrease in long-term debt	(78,758)	(51,844)

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year due to the improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, GAC, VOD and Shop At Home) was approximately $20 million in 2005. We expect cash flow from operating activities in 2005 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to provide cash distributions to the general partners equal to each partner’s share of the partnership tax liability. Cash distributions to Food Network’s non-controlling interests will be made for the first time in 2005. In prior years, available cash was used by the partnership to repay loans to its partners. We expect these cash distributions will approximate $20 million in 2005.

We have a credit facility that permits $450 million in aggregate borrowings and expires in July 2009. Total borrowings under the facility were $4.0 million at March 31, 2005.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $450 million as of March 31, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at March 31, 2005.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of March 31, 2005			As of December 31, 2004
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$4,033	$4,033		$82,766	$82,766
$100 million, 6.625% notes, due in 2007	99,964	104,920		99,960	107,500
$50 million, 3.75% notes, due in 2008	50,000	48,884		50,000	49,735
$100 million, 4.25% notes, due in 2009	99,551	97,347		99,527	100,038
$200 million, 5.75% notes, due in 2012	199,091	207,768		199,060	212,960
Other notes	1,614	1,405		1,638	1,440

Total long-term debt including current portion	$454,253	$464,357		$532,951	$554,439

Interest rate swap	$(1,116)	$(1,116)		$(265)	$(265)

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$35,395		$29,667	$39,227
Other available-for-sale securities	1,676	4,394		2,062	4,673

Total investments in publicly-traded companies	31,343	39,789		31,729	43,900
Other equity securities	6,855	(a	)	7,282	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt. In February 2003, we issued $50 million of 3.75% notes due in 2008. Concurrently, we entered into a receive-fixed, pay-floating interest rate swap, effectively converting the notes to a variable-rate obligation indexed to LIBOR. We account for the interest rate swap as a fair-value hedge of the underlying fixed-rate notes. As a result, changes in the fair value of the interest rate swap are offset by changes in the fair value of the swapped notes and no net gain or loss is recognized in earnings.

CONTROLS AND PROCEDURES

Scripps’ management is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The company’s internal control over financial reporting includes those policies and procedures that:

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item
12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1