Form 10-Q
period 2005-06-30
SCRIPPS E W CO /DE
filed 2005-08-09
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2005 there were 126,990,428 of the Registrant’s Class A Common Shares outstanding and 36,668,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
4/1/05 - 4/30/05				5,000,000
5/1/05 - 5/31/05				5,000,000
6/1/05 - 6/30/05	60,000	$49.30	60,000	4,940,000

Total	60,000	$49.30	60,000	4,940,000

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the April 14, 2005 Annual Meeting of Shareholders.

Description of Matters Submitted	In Favor	Authority Witheld	Broker Non-Votes
1. Election of Directors:
Class A Common Shares:
David A. Galloway	119,038,511	972,770
Nicholas B. Paumgarten	95,623,327	24,387,954
Ronald W. Tysoe	117,988,112	2,023,169
Julie A. Wrigley	118,722,870	1,288,411

Common Voting Shares:
William R. Burleigh	35,593,746	870,000
John H. Burlingame	36,463,746
Kenneth W. Lowe	36,463,746
Jarl Mohn	36,463,746
Jeffrey Sagansky	36,463,746
Nackey E. Scagliotti	36,463,746
Edward W. Scripps	36,463,746
Paul K. Scripps	36,463,746

2. Approve and amend the 1997 Long-Term Incentive Plan:
Common Voting Shares:	36,329,966	100,000	33,780

3. Approve and amend the Executive Bonus Plan:
Common Voting Shares:	36,429,966		33,780

4. Approve technical amendment to the Code of Regulations:
Common Voting Shares:	36,429,966		33,780

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 9, 2005	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2005 (Unaudited)	As of December 31, 2004	June 30, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,434	$12,279	$25,498
Short-term investments	13,796	8,637
Accounts and notes receivable (less allowances - $17,967, $20,527, $16,297)	451,050	404,852	358,357
Programs and program licenses	148,481	139,082	141,211
Inventories	40,768	40,773	31,450
Deferred income taxes	30,507	17,634	24,178
Miscellaneous	19,117	20,041	20,387

Total current assets	730,153	643,298	601,081

Investments	226,596	234,030	239,416

Property, plant and equipment	509,278	496,241	498,932

Goodwill and other intangible assets:
Goodwill	1,754,509	1,358,976	1,230,152
Other intangible assets	408,101	255,859	244,190

Total goodwill and other intangible assets	2,162,610	1,614,835	1,474,342

Other assets:
Programs and program licenses (less current portion)	172,636	169,452	169,226
Unamortized network distribution incentives	181,792	193,830	205,360
Prepaid pension	24,409	32,179	4,080
Miscellaneous	48,553	40,984	38,857

Total other assets	427,390	436,445	417,523

TOTAL ASSETS	$4,056,027	$3,424,849	$3,231,294

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2005 (Unaudited)	As of December 31, 2004	June 30, 2004 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,159	$106,484	$92,850
Customer deposits and unearned revenue	53,593	52,689	43,646
Accrued liabilities:
Employee compensation and benefits	61,419	64,482	56,986
Network distribution incentives	14,372	42,468	46,292
Miscellaneous	122,918	72,413	75,459
Other current liabilities	24,016	36,810	19,979

Total current liabilities	384,477	375,346	335,212

Deferred income taxes	320,581	264,419	204,760

Long-term debt (less current portion)	899,845	532,686	575,432

Other liabilities and minority interests (less current portion)	201,524	156,277	141,960

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 127,072,394, 126,521,832; and 126,247,976 shares	1,270	1,265	1,262
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,668,226, 36,668,226 and 36,738,226 shares	367	367	367

Total	1,637	1,632	1,629
Additional paid-in capital	341,000	320,359	315,111
Retained earnings	1,920,486	1,787,221	1,672,972
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	4,321	7,912	6,272
Pension liability adjustments	(18,495)	(18,495)	(14,713)
Foreign currency translation adjustment	904	1,582	647
Stock compensation	(253)	(4,090)	(7,988)

Total shareholders’ equity	2,249,600	2,096,121	1,973,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,056,027	$3,424,849	$3,231,294

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating Revenues:
Advertising	$428,014	$382,221	$802,070	$717,552
Merchandise	83,231	63,381	181,057	134,116
Network affiliate fees, net	39,624	33,554	81,599	67,431
Circulation	31,784	32,126	65,573	67,352
Licensing	16,772	21,085	37,880	42,596
Other	27,918	14,949	44,225	31,925

Total operating revenues	627,343	547,316	1,212,404	1,060,972

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	145,646	137,938	292,801	275,882
Programs and program licenses	55,101	51,480	109,276	101,343
Costs of merchandise sold	58,010	41,617	125,426	89,911
Newsprint and ink	20,335	19,779	41,154	39,861
JOA editorial costs and expenses	9,964	9,700	19,591	19,351
Other costs and expenses	158,949	141,125	313,649	274,951

Total costs and expenses	448,005	401,639	901,897	801,299

Depreciation, Amortization, and Losses (Gains):
Depreciation	16,858	15,393	32,210	30,329
Amortization of intangible assets	1,750	812	3,595	1,475
Gain on sale of production facility		(11,148)		(11,148)
Losses (gains) on disposal of property, plant and equipment	(25)	89	112	227
Hurricane recoveries, net	(1,892)		(1,892)

Net depreciation, amortization and losses (gains)	16,691	5,146	34,025	20,883

Operating income	162,647	140,531	276,482	238,790
Interest expense	(7,559)	(8,272)	(14,931)	(15,667)
Equity in earnings of JOAs and other joint ventures	23,073	20,212	42,813	36,875
Interest and dividend income	374	303	582	1,530
Other investment results, net of expenses				14,674
Miscellaneous, net	(402)	(200)	(70)	3

Income before income taxes and minority interests	178,133	152,574	304,876	276,205
Provision for income taxes	63,254	54,489	108,651	99,359

Income before minority interests	114,879	98,085	196,225	176,846
Minority interests	17,290	11,661	28,625	19,903

Net income	$97,589	$86,424	$167,600	$156,943

Net income per share of common stock:
Basic	$.60	$.53	$1.03	$.97
Diluted	.59	.52	1.01	.95

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$167,600	$156,943
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35,805	31,804
Gain on sale of production facility, net of deferred income tax		(7,773)
Investment gains, net of deferred income tax		(9,595)
Other effects of deferred income taxes	2,684	(6,936)
Tax benefits of stock compensation plans	5,070	9,623
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	2,172	5,907
Stock and deferred compensation plans	7,176	5,089
Minority interests in income of subsidiary companies	28,625	19,903
Affiliate fees billed greater than amounts recognized as revenue	10,821	11,376
Network launch incentive payments	(9,270)	(29,394)
Payments for programming less (greater) than program cost amortization	(16,352)	(19,136)
Prepaid and accrued pension expense	7,770	10,769
Other changes in certain working capital accounts, net	(2,346)	(20,010)
Miscellaneous, net	(4,655)	2,897

Net operating activities	235,100	161,467

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(536,706)	(180,930)
Additions to property, plant and equipment	(19,835)	(42,288)
Decrease in short-term investments, net of effects of acquiring Shopzilla	7,120
Sale of long-term investments	2,359	14,019
Proceeds from sale of production facility		3,000
Miscellaneous, net	799	(34)

Net investing activities	(546,263)	(206,233)

Cash Flows from Financing Activities:
Increase in long-term debt	367,432	69,904
Payments on long-term debt	(52)	(2,733)
Dividends paid	(34,335)	(30,493)
Dividends paid to minority interests	(7,816)	(728)
Repurchase Class A Common shares	(2,959)
Proceeds from employee stock options	18,027	23,379
Miscellaneous, net	(14,979)	(7,292)

Net financing activities	325,318	52,037

Increase in cash and cash equivalents	14,155	7,271

Cash and cash equivalents:
Beginning of year	12,279	18,227

End of period	$26,434	$25,498

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,505	$15,153
Income taxes paid	59,786	85,363
Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations		48,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Compensation	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended June 30
As of December 31, 2003	$1,619	$277,569	$1,546,522	$1,715	$(4,894)	$1,822,531
Comprehensive income:
Net income			156,943			156,943	$86,424

Unrealized gains (losses), net of tax of $362 and ($508)				(675)		(675)	941
Adjustment for losses (gains) in income, net of tax of $4,573 and $40				(8,492)		(8,492)	(74)

Change in unrealized gains (losses)				(9,167)		(9,167)	867
Currency translation, net of tax of $106 and $67				(342)		(342)	(321)

Total			156,943	(9,509)		147,434	$86,970

Dividends: declared and paid - $.1875 per share			(30,493)			(30,493)
Compensation plans, net: 1,113,214 shares issued; 63,132 shares repurchased	10	27,919			(3,094)	24,835
Tax benefits of compensation plans		9,623				9,623

As of June 30, 2004	$1,629	$315,111	$1,672,972	$(7,794)	$(7,988)	$1,973,930

As of December 31, 2004	$1,632	$320,359	$1,787,221	$(9,001)	$(4,090)	$2,096,121
Comprehensive income:
Net income			167,600			167,600	$97,589

Unrealized gains (losses), net of tax of $2,354 and $703				(4,482)		(4,482)	(1,418)
Adjustment for losses (gains) in income, net of tax of ($480) and ($133)				891		891	248

Change in unrealized gains (losses)				(3,591)		(3,591)	(1,170)
Currency translation, net of tax of $175 and $143				(678)		(678)	(316)

Total			167,600	(4,269)		163,331	$96,103

Dividends: declared and paid - $.21 per share			(34,335)			(34,335)
Repurchase 60,000 Class A Common shares	(1)	(2,958)				(2,959)
Compensation plans, net: 668,980 shares issued; 55,918 shares repurchased; 2,500 shares forfeited	6	18,529			3,837	22,372
Tax benefits of compensation plans		5,070				5,070

As of June 30, 2005	$1,637	$341,000	$1,920,486	$(13,270)	$(253)	$2,249,600

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

Nature of Operations - We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, television retailing, on-line comparison shopping, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, Shop At Home and Shopzilla.

Scripps Networks includes five national television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Scripps Networks also includes our on-line channel HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

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

Shop At Home markets a range of consumer goods to television viewers and visitors to its Internet site. The Shop At Home business segment also includes ownership of five television stations that exclusively broadcast Shop At Home programming. Shop At Home reaches about 53 million full-time equivalent households and can be viewed in more than 152 television markets, including 95 of the largest 100 television markets in the U.S. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

On June 27, 2005, we completed the acquisition of Shopzilla. Shopzilla operates a comparison shopping search engine that helps on-line shoppers find products offered for sale on the Web by participating retailers. Shopzilla aggregates and organizes information on approximately 30 million products from more than 55,000 retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network with about 1 million consumer reviews of stores and products added each month. Shopzilla earns revenue primarily from referral fees paid by participating on-line retailers.

Financial information for our business segments is presented in Note 16. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

While a variety of sources are available for most products that Shop At Home sells, two vendors in two different product categories supply us with merchandise that accounts for approximately 22% and 14% of total merchandise costs incurred in 2005. Our Shop At Home business could be adversely affected if these vendors ceased supplying merchandise.

One customer accounts for approximately 30% of Shopzilla’s operating revenues for the year-to-date period of 2005. Our Shopzilla business could be adversely affected upon the loss of this customer.

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

Stock-Based Compensation - We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004. We measure compensation expense using the intrinsic-value based method of Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees, and its related interpretations (collectively “APB 25”). Under that method, total compensation is determined on the measurement date as the difference between the fair value of the underlying shares and the price the employee will pay for those shares. The measurement date is the date upon which both the number of shares that will be issued and the price the employee will pay are known.

Options to purchase Class A Common shares (“stock options”) are granted under the plan with exercise prices not less than 100% of the fair market value on the date of the award. As a result, we do not recognize compensation expense in our financial statements for grants of stock options to employees or directors. However, if the terms of such options are subsequently modified, compensation expense is recognized for the difference between the fair value of the underlying stock at the time of modification and the option exercise price. The compensation expense is amortized over the remaining vesting period stated in the option agreement, or immediately if the options are fully vested.

Performance awards represent the right to receive restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The measurement date for performance awards does not occur until the number of shares that will be issued is known. Until that date, we estimate total compensation expense based upon the number of shares that we expect to be issued and the period end fair value of the underlying shares. Total compensation expense is recognized over the vesting period stated in the performance award.

Awards of Class A Common shares (“restricted stock”) and restricted stock units (“RSU”) generally require no payment by the employee. Restricted stock and RSUs generally vest over a one to three-year incentive period conditioned upon the individual’s continued employment through that period. The fair value of restricted stock and RSUs at the measurement date is amortized to expense over the vesting period stated in the restricted stock and RSU agreements. Cliff vested awards are amortized on a straight-line basis over the vesting period and pro-rata vested awards are amortized as each vesting period expires. The vesting of certain awards may be accelerated if certain financial targets are met. If it is expected those targets will be met, the awards are amortized over the accelerated vesting period.

The fair value of options granted and assumptions used to determine the fair values were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted-average fair value of options granted	$11.52	$13.22	$11.52	$11.86
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%	0.8%
Expected volatility	22.24%	19.0%	22.24%	19.5%
Risk-free rate of return	3.81%	3.9%	3.81%	3.5%
Expected life of options	5.38 years	6.5 years	5.38 years	6.5 years

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

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$97,589	$86,424	$167,600	$156,943
Add stock-based compensation included in reported income, net of related income tax effects	1,201	1,022	3,444	1,719
Deduct stock-based compensation determined under fair value based method, net of related income tax effects	(4,305)	(6,191)	(10,620)	(10,497)

Pro forma net income	$94,485	$81,255	$160,424	$148,165

Net income per share of common stock
Basic earnings per share:
As reported	$0.60	$0.53	$1.03	$0.97
Additional stock-based compensation, net of income tax effects	(0.02)	(0.03)	(0.04)	(0.05)

Pro forma basic earnings per share	$0.58	$0.50	$0.98	$0.91

Diluted earnings per share:
As reported	$0.59	$0.52	$1.01	$0.95
Additional stock-based compensation, net of income tax effects	(0.02)	(0.03)	(0.04)	(0.05)

Pro forma diluted earnings per share	$0.57	$0.49	$0.97	$0.90

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

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic weighted-average shares outstanding	163,365	162,272	163,131	161,971
Effect of dilutive securities:
Unvested restricted stock held by employees	287	340	295	354
Stock options held by employees and directors	2,124	2,550	1,993	2,440

Diluted weighted-average shares outstanding	165,776	165,162	165,419	164,765

Reclassifications - For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004) - Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123 - Accounting for Stock-Based Compensation, and supersedes APB 25 - Accounting for Stock Issued to Employees. As revised by the Securities and Exchange Commission, we will be required to adopt FAS 123-R beginning January 1, 2006. FAS 123-R requires all share-based awards to employees, and any subsequent modifications to those awards, to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition.

Under FAS 123-R, we must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption based upon the values assigned to grants and modifications of stock compensation used in the proforma disclosures made in accordance with the original provisions of FAS 123. Under the modified retrospective method, companies are permitted to restate financial statements of previous periods using those proforma amounts.

We are currently evaluating the requirements of this standard. Except for the effects of stock compensation grants to retiree-eligible employees disclosed below, we expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note 1). However, the actual effect on net income and earnings per share will vary depending on the terms and number of options ultimately granted.

Upon the adoption of FAS 123-R, we will be required to record compensation expense over the period in which the employee becomes eligible to retire, if that period is shorter than the stated vesting period. If employees are eligible to retire at the date of grant compensation expense will be recognized immediately. If these provisions had been applied in 2005, we would have recognized approximately $4.2 million of compensation expense upon grant of stock options rather than over the vesting period. Compensation expense of $3.4 million related to performance awards would have been recognized ratably over the 2005 performance period rather than over the stated vesting period.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”) - Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we will be eligible to claim the benefit beginning in 2005. We are currently assessing which of our business activities may be eligible for the special tax deduction and have not yet determined the impact of the provisions for the AJCA. The United States Treasury Department is expected to issue guidance with respect to the deduction in the third quarter of 2005.

In March 2005, the FASB issued FASB Interpretation No. (“Interpretation”) 47 - Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. Interpretation 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. This Interpretation will be effective for us no later than December 31, 2005. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued FAS 154 - Accounting Changes and Error Corrections, which replaces Accounting Principles Opinion No. 20 - Accounting Changes and FAS 3 - Reporting Accounting Changes in Interim Financial Statements. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The standard requires retrospective application to prior period financial statements for changes in accounting principles and the reporting of a correction of an error. FAS 154 also requires a change in accounting estimate that is effected by a change in accounting principle to be accounted for as a change in accounting estimate. FAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The application of this standard is not expected to have a material effect on our consolidated financial statements.

3. ACQUISITIONS

2005 -	On June 27, 2005, we acquired 100% ownership of Shopzilla for approximately $570 million in cash. Assets acquired in the transaction included approximately $34.0 million of cash and $12.3 million of short-term investments. The acquisition was financed using a combination of cash on hand and additional borrowings. The acquisition enables us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expands our electronic media platform.

2004 -	On April 14, 2004, we acquired Summit America. Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations. The acquisition provided us with complete ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in the Shopzilla and Summit America acquisitions.

	Six months ended June 30,
(in thousands)	2005	2004
Short-term investments	$12,279
Other current assets	13,788	$388
Property, plant and equipment	24,596	8,360
Indefinite-lived intangible assets		180,450
Amortizable intangible assets	140,000	1,790
Goodwill	411,176	55,721
Other assets	138	25
Net operating loss carryforwards	21,102	31,008

Total assets acquired	623,079	277,742
Current liabilities	(22,889)	(904)
Deferred income taxes	(63,718)	(48,152)
Obligations under notes receivable and redeemable preferred stock		(48,424)
Other long term obligations	(678)

Cash paid, net of cash received	$535,794	$180,262

In addition to the acquisitions described above, we also completed the acquisition of the Great American Country (“GAC”) network in the fourth quarter of 2004. We paid approximately $140 million in cash, which we financed through additional borrowings on our existing credit facilities. Acquiring GAC provided us a recognized cable network brand that had secured distribution into 37 million homes.

The allocation of the purchase price to the assets and liabilities of the Shopzilla and GAC acquisitions is based upon preliminary appraisals and estimates and is therefore subject to change.

The following table summarizes, on a pro forma basis, the estimated combined results of operations of Scripps and Shopzilla had the transaction taken place at the beginning of 2005 and 2004. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes transaction related expenses incurred by Shopzilla in the 2005 periods. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions because the combined results of operations would not be significantly different from reported amounts.

(in thousands, except per share data)	Three months ended, June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating revenues	$655,834	$561,213	$1,267,791	$1,087,387
Net income	92,864	79,819	157,841	143,422

Net income per share of common stock:
Basic	$.57	$.49	$.97	$.89
Diluted	.56	.48	.95	.87

4. INVESTMENT RESULTS AND OTHER ITEMS

2005 - Certain of our Florida operations sustained hurricane damages in 2004. In the second quarter of 2005, our affected businesses reached agreement with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $2.2 million. These insurance recoveries were partially offset by additional estimated losses of $0.3 million recorded in 2005. Net income was increased by $1.2 million, $.01 per share. Our affected newspapers are currently in discussions with our insurance providers to assess the amount of the claim and the amount of covered losses. Insurance recoveries for these claims will not be recorded until settlement agreements are reached with the insurance providers.

2004 – Second quarter and year-to-date operating results include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. The gain on sale had previously been deferred while the station continued to use the facility until construction of a new production facility was complete. Net income was increased by $7.0 million, $.04 per share.

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

Consolidated income before income tax consisted of the following:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income allocated to Scripps	$163,121	$141,586	$279,146	$257,600
Income of pass-through entities allocated to non-controlling interests	15,012	10,988	25,730	18,605

Income before income taxes	$178,133	$152,574	$304,876	$276,205

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

Information regarding our expected effective income tax rate for the full year of 2005 and the actual effective income tax rate for the full year of 2004 is as follows:

	2005	2004
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	3.4
Income of pass-through entities allocated to non-controlling interests	(3.0)	(2.6)
Miscellaneous	0.1	0.3

Effective income tax rate	35.8%	36.1%

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Current:
Federal (net of $3,800 and $4,500 tax benefits from NOLs in 2005)	$40,058	$40,887	$80,210	$71,026
State and local	12,299	7,904	19,793	14,429
Foreign	525	1,527	894	2,964

Total	52,882	50,318	100,897	88,419
Tax benefits of compensation plans allocated to additional paid-in-capital	3,584	6,394	5,070	9,623

Total current income tax provision	56,466	56,712	105,967	98,042

Deferred:
Federal	5,490	(1,732)	(434)	(4,103)
Other	585	(90)	1,069	379

Total	6,075	(1,822)	635	(3,724)
Deferred tax allocated to other comprehensive income	713	(401)	2,049	5,041

Total deferred income tax provision (benefit)	6,788	(2,223)	2,684	1,317

Provision for income taxes	$63,254	$54,489	$108,651	$99,359

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Temporary differences:
Property, plant and equipment	$64,709	$59,586	$45,963
Goodwill and other intangible assets	265,999	197,809	194,421
Network distribution incentives	5,680	5,773	5,698
Investments, primarily gains and losses not yet recognized for tax purposes	57,994	63,908	18,808
Accrued expenses not deductible until paid	(9,707)	(9,169)	(12,443)
Deferred compensation and retiree benefits not deductible until paid	(23,097)	(19,576)	(27,911)
Other temporary differences, net	(4,370)	(4,164)	(6,933)

Total temporary differences	357,208	294,167	217,603
Tax basis capital loss carryforwards	(13,235)	(9,286)
Federal net operating loss carryforwards	(43,057)	(28,278)	(27,503)
State net operating loss carryforwards	(19,372)	(17,229)	(14,061)
Valuation allowance for state deferred tax assets	8,530	7,411	4,543

Net deferred tax liability	$290,074	$246,785	$180,582

Investment losses on our portfolio of investments in development-stage businesses were recognized for book purposes when it was determined the carrying values of the investment would not be recovered. For tax purposes such losses are generally recognized when the securities become worthless. Federal tax law provides that such losses may not be deducted from ordinary income, and that any losses in excess of capital gains can be carried forward for up to five years. At June 30, 2005, such tax-basis capital loss carryforwards totaled $36.3 million. We expect to generate sufficient capital gains to fully utilize the capital loss carryforwards prior to the expiration of the carryforward periods between 2008 and 2010.

At the date of acquisition, Shopzilla had federal net operating loss carryforwards totaling $54.1 million. These net operating loss carryforwards and the loss carryforwards obtained in the Summit America acquisition totaled $123 million at June 30, 2005. The federal net operating loss carryforwards expire between 2018 and 2024. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition Shopzilla had state tax loss carryforwards totaling $37.8 million. Total state net operating loss carryforwards, including those acquired in the Summit America acquisition and of certain of our other subsidiary companies, were $561 million at June 30, 2005. Our state tax loss carryforwards expire between 2005 and 2023. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

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

7. INVESTMENTS

Investments consisted of the following:

(in thousands, except share data)	June 30, 2005	As of December 31, 2004	June 30, 2004
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$33,701	$39,227	$35,456
Other available-for-sale securities	4,462	4,673	6,015

Total available-for-sale securities	38,163	43,900	41,471
Denver JOA	162,432	164,996	175,029
FOX Sports Net South and other joint ventures	17,828	17,852	14,009
Other equity securities	8,173	7,282	8,907

Total investments	$226,596	$234,030	$239,416

Unrealized gains (losses) on securities available for sale	$6,816	$12,171	$9,646

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of June 30, 2005, there were no significant unrealized losses on our available-for-sale securities.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at June 30, 2005. There can be no assurance we would realize the carrying values of these securities upon their sale.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Land and improvements	$58,411	$58,336	$57,037
Buildings and improvements	263,681	262,201	262,122
Equipment	688,186	650,875	646,900

Total	1,010,278	971,412	966,059
Accumulated depreciation	501,000	475,171	467,127

Net property, plant and equipment	$509,278	$496,241	$498,932

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Goodwill	$1,754,509	$1,358,976	$1,230,152

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	48,354	32,914	5,887
Broadcast television network affiliation relationships	26,748	26,748
Customer lists	5,873	5,870	6,410
Shopzilla	140,000
Other	12,625	12,365	7,527

Total carrying amount	233,600	77,897	19,824

Accumulated amortization:
Acquired network distribution	(5,147)	(3,991)	(3,484)
Broadcast television network affiliation relationships	(824)	(277)
Customer lists	(3,790)	(2,977)	(3,140)
Shopzilla	(290)
Other	(6,897)	(6,242)	(5,121)

Total accumulated amortization	(16,948)	(13,487)	(11,745)

Net amortizable intangible assets	216,652	64,410	8,079

Other indefinite-lived intangible assets:
Broadcast television network affiliation relationships			26,748
FCC licenses	189,222	189,222	205,622
Other	2,087	2,087	3,572

Total other indefinite-lived intangible assets	191,309	191,309	235,942

Pension liability adjustments	140	140	169

Total other intangible assets	408,101	255,859	244,190

Total goodwill and other intangible assets	$2,162,610	$1,614,835	$1,474,342

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

In the fourth quarter of 2004, we determined that our broadcast television network affiliation relationships no longer have indefinite lives. Accordingly, we began amortizing broadcast television network affiliation relationships on a straight-line basis over their 20 to 25 year remaining useful lives.

Activity related to goodwill and other intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Shop At Home	Shopzilla	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2003	$141,201	$783,710	$219,367	$30,135		$18	$1,174,431
Summit America acquisition				55,721			55,721

Balance as of June 30, 2004	$141,201	$783,710	$219,367	$85,856		$18	$1,230,152

Balance as of December 31, 2004	$254,689	$783,710	$219,367	$101,192		$18	$1,358,976
Shopzilla acquisition					$411,176		411,176
Adjustment of purchase price allocations	(15,340)			(303)			(15,643)

Balance as of June 30, 2005	$239,349	$783,710	$219,367	$100,889	$411,176	$18	$1,754,509

Amortizable intangible assets:
Balance as of December 31, 2003	$1,110	$3,333	$999	$2,186			$7,628
Summit America acquisition				1,790			1,790
Other additions		136					136
Amortization	(297)	(346)	(37)	(795)			(1,475)

Balance as of June 30, 2004	$813	$3,123	$962	$3,181			$8,079

Balance as of December 31, 2004	$29,762	$2,907	$27,441	$4,300			$64,410
Shopzilla acquisition					$140,000		140,000
Adjustment of purchase price allocations	15,400			303			15,703
Other additions		134					134
Amortization	(1,370)	(334)	(584)	(1,017)	(290)		(3,595)

Balance as of June 30, 2005	$43,792	$2,707	$26,857	$3,586	$139,710		$216,652

Other indefinite-lived intangible assets:
Balance as of December 31, 2003	$919	$1,153	$52,370	$1,050			$55,492
Summit America acquisition				180,450			180,450

Balance as of June 30, 2004	$919	$1,153	$52,370	$181,500			$235,942

Balance as of December 31, 2004	$919	$1,168	$25,622	$163,600			$191,309

Balance as of June 30, 2005	$919	$1,168	$25,622	$163,600			$191,309

The goodwill acquired in the GAC acquisition and $27 million of the goodwill acquired in the Summit America acquisition is to be deductible for income tax purposes.

Amortizable intangible assets acquired in the Shopzilla acquisition include contractual relationships with customers and vendors and intellectual property. The acquired intangibles are estimated to have useful lives of three to five years. The allocation of the Shopzilla purchase price is based upon preliminary appraisals and estimates, and is therefore subject to change.

Intangible assets acquired in the Summit America acquisition primarily include customer lists, network distribution relationships and FCC licenses. Customer lists are amortized over three years and network distribution relationships are amortized over their contractual terms. FCC licenses are not amortized. Final appraisals were issued for the Summit America acquisition in the second quarter of 2005.

Intangible assets acquired in the GAC acquisition are primarily network distribution relationships, which are amortized over periods of up to 15 years. The allocation of the GAC purchase price is based upon preliminary appraisals and estimates, and is therefore subject to change.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $19.5 million for the remainder of 2005, $38.2 million in 2006, $38.2 million in 2007, $38.1 million in 2008, $30.9 million in 2009, $5.3 million in 2010 and $46.5 million in later years.

10. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Cost of programs available for broadcast	$845,798	$784,404	$753,721
Accumulated amortization	595,625	525,257	504,453

Total	250,173	259,147	249,268
Progress payments on programs not yet available for broadcast	70,944	49,387	61,169

Total programs and program licenses	$321,117	$308,534	$310,437

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $322 million at June 30, 2005. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $56.8 million in the second quarter of 2005 and 2004. Year to date progress payments and capitalized programs totaled $101 million in 2005 and $102 million in 2004.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2005	$69,518	$33,521	$103,039
2006	90,749	94,672	185,421
2007	49,828	78,984	128,812
2008	29,976	65,276	95,252
2009	9,393	58,206	67,599
2010	707	49,264	49,971
Later years	2	12,926	12,928

Total	$250,173	$392,849	$643,022

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

11. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Network launch incentives	$316,726	$317,816	$321,878
Accumulated amortization	163,916	151,070	142,279

Net book value	152,810	166,746	179,599
Unbilled affiliate fees	28,982	27,084	25,761

Total unamortized network distribution incentives	$181,792	$193,830	$205,360

We capitalized network launch incentives totaling $1.2 million year-to-date in 2005 and $2.0 million year-to-date in 2004.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Amortization of network launch incentives	$7,355	$6,507	$12,719	$12,882

Estimated amortization for the next five years is as follows:

Remainder of 2005	$14,455
2006	28,105
2007	21,086
2008	23,425
2009	25,442
2010	16,824
Later years	23,473

Total	$152,810

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Variable-rate credit facilities, including commercial paper	$300,437	$82,766	$119,882
$100 million, 6.625% notes, due in 2007	99,967	99,960	99,953
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,575	99,527	99,478
$150 million, 4.30% notes, due in 2010	149,760
$200 million, 5.75% notes, due in 2012	199,122	199,060	198,997
Other notes	1,590	1,638	7,794

Total face value of long-term debt less discounts	900,451	532,951	576,104
Fair market value of interest rate swap	(606)	(265)	(672)

Total long-term debt	$899,845	$532,686	$575,432

We have Competitive Advance and Revolving Credit Facilities expiring in July 2009 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $450 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 3.4% at June 30, 2005, 2.3% at December 31, 2004, and 1.3% at June 30, 2004.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of June 30, 2005.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 3.6% at June 30, 2005, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

13. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

(in thousands)	June 30, 2005	As of December 31, 2004	June 30, 2004
Program rights payable	$27,043	$30,835	$34,822
Employee compensation and benefits	72,410	70,532	70,969
Network distribution incentives	32,881	44,309	49,854
Minority interests	94,438	73,629	51,629
Other	27,438	21,475	21,046

Total other liabilities and minority interests	254,210	240,780	228,320
Current portion of other liabilities	52,686	84,503	86,360

Other liabilities and minority interests (less current portion)	$201,524	$156,277	$141,960

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

(in thousands)	Six months ended June 30,
	2005	2004
Other changes in certain working capital accounts, net:
Accounts receivable	$(35,293)	$(21,676)
Inventories	5	(1,504)
Accounts payable	(4,541)	6,052
Accrued income taxes	42,011	2,756
Accrued employee compensation and benefits	(3,691)	(7,756)
Accrued interest	41	34
Other accrued liabilities	(2,454)	5,541
Other, net	1,576	(3,457)

Total	$(2,346)	$(20,010)

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$4,581	$4,627	$9,163	$9,254
Interest cost	5,675	5,459	11,350	10,904
Expected return on plan assets, net of expenses	(7,269)	(5,536)	(14,539)	(11,072)
Net amortization and deferral	777	1,390	1,553	2,781

Total for defined benefit plans	3,764	5,940	7,527	11,867
Multi-employer plans	167	116	172	239
SERP	1,008	956	2,016	1,912
Defined contribution plans	1,949	1,803	3,809	3,559

Total	$6,888	$8,815	$13,524	$17,577

We made required contributions of $0.5 million to our defined benefit plans in the first half of 2005. We anticipate contributing $0.5 million to meet minimum funding requirements of our defined benefit plans during the remainder of fiscal 2005. We may also elect to make additional contributions to our defined benefit plans. During the first half of 2005, we also contributed $1.2 million to fund current benefit payments for our non-qualified SERP plan. We anticipate contributing an additional $1.4 million to fund the SERP’s benefit payments during the remainder of fiscal 2005.

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

Information regarding our business segments is as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Segment operating revenues:
Scripps Networks	$244,252	$192,820	$446,853	$351,589

Newspapers:
Newspapers managed solely by us	180,696	174,723	362,868	353,196
Newspapers operated pursuant to JOAs	104	59	168	117

Total newspapers	180,800	174,782	363,036	353,313
Broadcast television	83,183	87,379	155,443	163,037
Shop At Home	86,868	66,307	189,012	140,286
Shopzilla	1,047		1,047
Licensing and other media	31,193	26,028	57,013	52,747

Total operating revenues	$627,343	$547,316	$1,212,404	$1,060,972

Segment profit (loss):
Scripps Networks	$123,461	$87,535	$204,402	$149,840

Newspapers:
Newspapers managed solely by us	53,380	50,922	109,396	104,166
Newspapers operated pursuant to JOAs	10,422	7,636	18,430	13,488

Total newspapers	63,802	58,558	127,826	117,654
Broadcast television	27,074	28,215	43,353	45,442
Shop At Home	(6,955)	(2,740)	(10,378)	(6,361)
Shopzilla	358		358
Licensing and other media	6,329	4,361	11,184	8,631
Corporate	(9,766)	(10,040)	(21,533)	(18,658)

Total segment profit	204,303	165,889	355,212	296,548
Depreciation and amortization of intangibles	(18,608)	(16,205)	(35,805)	(31,804)
Gain on sale of production facility		11,148		11,148
Gains (losses) on disposal of property, plant and equipment	25	(89)	(112)	(227)
Interest expense	(7,559)	(8,272)	(14,931)	(15,667)
Interest and dividend income	374	303	582	1,530
Other investment results, net of expenses				14,674
Miscellaneous, net	(402)	(200)	(70)	3

Income before income taxes and minority interests	$178,133	$152,574	$304,876	$276,205

Depreciation:
Scripps Networks	$3,778	$2,573	$7,000	$5,141

Newspapers:
Newspapers managed solely by us	5,376	5,099	10,544	10,286
Newspapers operated pursuant to JOAs	315	299	622	596

Total newspapers	5,691	5,398	11,166	10,882
Broadcast television	4,600	4,804	9,157	9,322
Shop At Home	1,961	1,913	3,300	3,578
Shopzilla	52		52
Licensing and other media	224	162	443	320
Corporate	552	543	1,092	1,086

Total depreciation	$16,858	$15,393	$32,210	$30,329

Amortization of intangibles:
Scripps Networks	$536	$150	$1,370	$297

Newspapers:
Newspapers managed solely by us	96	106	201	212
Newspapers operated pursuant to JOAs	66	67	133	134

Total newspapers	162	173	334	346
Broadcast television	294	18	584	37
Shop At Home	468	471	1,017	795
Shopzilla	290		290

Total amortization of intangibles	$1,750	$812	$3,595	$1,475

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Additions to property, plant and equipment:
Scripps Networks	$1,916	$10,695	$4,772	$14,602

Newspapers:
Newspapers managed solely by us	2,697	5,374	5,254	14,216
Newspapers operated pursuant to JOAs	435	228	638	338

Total newspapers	3,132	5,602	5,892	14,554
Broadcast television	2,420	4,397	3,308	9,320
Shop At Home	2,657	1,213	3,956	3,039
Licensing and other media	155	128	301	205
Corporate	1,146	477	1,606	568

Total additions to property, plant and equipment	$11,426	$22,512	$19,835	$42,288

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$56,779	$58,441	$100,922	$104,064
Newspapers	220		320
Shop At Home		228,686		228,686
Shopzilla	535,795		535,795
Investments	25	588	490	588

Total	$592,819	$287,715	$637,527	$333,338

Assets:
Scripps Networks			$1,115,957	$937,188

Newspapers:
Newspapers managed solely by us			1,094,554	1,089,164
Newspapers operated pursuant to JOAs			180,605	191,471

Total newspapers			1,275,159	1,280,635
Broadcast television			491,308	495,088
Shop At Home			361,360	354,710
Shopzilla			636,008
Licensing and other media			34,016	23,165
Investments			44,336	50,674
Corporate			97,883	89,834

Total assets			$4,056,027	$3,231,294

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

17. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2003	10,347,790	$30.99	$9 - 47

Options granted during the period	2,103,500	49.29	49 - 54
Options exercised during the period	(957,804)	24.19	10 - 43
Options forfeited during the period	(121,966)	34.40	32 - 47

Options outstanding at June 30, 2004	11,371,520	$34.91	$9 - 54

Options outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54

Options granted during the period	1,822,700	46.81	46 - 51
Options exercised during the period	(624,057)	28.86	17 - 49
Options forfeited during the period	(68,427)	37.82	24 - 49

Options outstanding at June 30, 2005	12,288,950	$37.30	$13-54

Substantially all options granted prior to 2003 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1996 - expire in 2006	9,800	$13	$13.25	9,800	$13	$13.25
1997 - expire in 2007	420,700	17 - 21	17.44	420,700	17 - 21	17.44
1998 - expire in 2008	478,400	20 - 27	23.65	478,400	20 - 27	23.65
1999 - expire in 2009	789,260	21 - 25	23.55	789,260	21 - 25	23.55
2000 - expire in 2010	1,246,416	22 - 30	24.74	1,246,416	22 - 30	24.74
2001 - expire in 2011	1,462,268	29 - 35	32.13	1,462,268	29 - 35	32.13
2002 - expire in 2012	1,874,184	36 - 39	37.66	1,866,208	36 - 39	37.66
2003 - expire in 2013	2,066,524	40 - 46	40.10	1,391,780	40 - 46	40.06
2004 - expire in 2014	2,119,698	46 - 54	49.27	807,214	49 - 54	49.59
2005 - expire in 2013	1,821,700	46 - 51	46.81

Total options on number of shares	12,288,950	$13 - 54	$37.30	8,472,046	$13 - 54	$33.20

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2003	605,936	$35.04	$22 - 47

Shares awarded during the period	118,580	48.40	48 - 54
Shares vested during the period	(206,058)	32.66	22 - 53

Unvested shares at June 30, 2004	518,458	$39.14	$22 - 54

Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53

Shares awarded during the period	3,750	48.32	48
Shares vested during the period	(177,020)	45.52	38 - 52
Shares forfeited during the period	(2,500)	47.28	47

Unvested shares at June 30, 2005	278,184	$41.28	$23 - 53

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

EXECUTIVE OVERVIEW

We are a diverse media concern with interests in national television networks (“Scripps Networks”), newspaper publishing, broadcast television, television retailing (“Shop At Home”), on-line comparison shopping (“Shopzilla”), interactive media and licensing and syndication. Scripps Networks includes five cable and satellite television programming services, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Our media businesses provide high quality news, information and entertainment content to readers and viewers. We have undergone a strategic transformation during the past 10 years, evolving from our historical role as a pioneer newspaper publisher and television broadcaster to one of the country’s leading providers of content for a growing range of print, video and electronic media platforms. Scripps Networks revenue and segment profits surpassed our newspaper segment results in 2004.

To create new businesses or acquire businesses that are expected to significantly increase shareholder value, we operate our core media businesses to maximize sustainable cash flow and place a high priority on allocating capital to businesses that will produce the best returns for our shareholders. We have used a portion of the cash produced by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network, Shop At Home, GAC, and Shopzilla. The expansion of Scripps Networks, implementation of our commerce strategy at Shop At Home, and expanding our electronic media platform continue to be our company’s top strategic priorities.

Scripps Networks has sustained a period of rapid growth, successfully monetizing viewership gains, especially at its two more established networks, HGTV and Food Network. Strong upfront advertising sales at HGTV and Food, combined with a healthy scatter advertising market, has resulted in a prolonged period of strong, double digit profit and revenue growth that the company projects will continue through 2005. Revenue from affiliate fees paid by cable and satellite system operators to carry the networks also has been increasing at a rapid pace as the networks gain popularity and as introductory carriage agreements with cable system operators expire and are renegotiated at higher rates. We also have continued developing video content for the growing number of on-demand services and providing creative, short-form programming to keep pace with the growth of broadband Internet services. HGTVPro.com, our on-line network that provides high-quality video content for professionals in the home construction industry, is already attracting about 500,000 unique visitors per month.

At Shop At Home, we are investing capital to develop an innovative electronic commerce business. Our vision for Shop At Home is to provide a pure electronic commerce environment for products and services that, in part, parallel the consumer categories targeted by our national television networks. Shop At Home’s year-to-date merchandise revenues have increased approximately 37% during 2005 compared with 2004. This increase in revenue reflects improvements we have made in both the quality and variety of products that we are offering to home shoppers. In addition, we are continuing to migrate Scripps Networks talent to Shop At Home. During the second quarter, we reached an agreement with Emeril Lagasse to appear in live specials on the network selling cookware products.

During the second quarter, we completed the acquisition of Shopzilla. Shopzilla operates a comparison shopping search engine that helps on-line shoppers find products offered for sale on the Web by participating retailers. Shopzilla aggregates and organizes information on more than 30 million products from more than 55,000 retailers. Shopzilla also operates BizRate, a popular Web-based consumer feedback network with about 1 million consumer reviews of stores and products added each month. The acquisition enables us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expands our electronic media platform.

At our newspapers, improvements in our 2005 results are attributed to the newspapers capitalizing on a modest improvement in advertising sales and successfully controlling expenses. To maintain competitive positions in our newspapers markets, we have introduced a number of new product initiatives. Examples include new zoned sections in Memphis and a popular Spanish-language publication in Ventura County. We are continuing to achieve significant increases in advertising revenues for these types of publications in hopes of offsetting some of the declines in traditional advertising revenue streams.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our four business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-34 through F-45.

Consolidated Results of Operations - Consolidated results of operations were as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Operating revenues	$627,343	14.6%	$547,316	$1,212,404	14.3%	$1,060,972
Costs and expenses	(448,005)	(11.5)%	(401,639)	(901,897)	(12.6)%	(801,299)
Depreciation and amortization of intangibles	(18,608)	(14.8)%	(16,205)	(35,805)	(12.6)%	(31,804)
Gain on sale of production facility			11,148			11,148
Gains (losses) on disposal of property, plant and equipment	25		(89)	(112)	50.7%	(227)
Hurricane recoveries, net	1,892			1,892

Operating income	162,647	15.7%	140,531	276,482	15.8%	238,790
Interest expense	(7,559)	8.6%	(8,272)	(14,931)	4.7%	(15,667)
Equity in earnings of JOAs and other joint ventures	23,073	14.2%	20,212	42,813	16.1%	36,875
Interest and dividend income	374	23.4%	303	582	(62.0)%	1,530
Other investment results, net of expenses						14,674
Miscellaneous, net	(402)		(200)	(70)		3

Income before income taxes and minority interests	178,133	16.8%	152,574	304,876	10.4%	276,205
Provision for income taxes	63,254	(16.1)%	54,489	108,651	(9.4)%	99,359

Income before minority interests	114,879	17.1%	98,085	196,225	11.0%	176,846
Minority interests	17,290	(48.3)%	11,661	28,625	(43.8)%	19,903

Net income	$97,589	12.9%	$86,424	$167,600	6.8%	$156,943

Net income per diluted share of common stock	$.59	13.5%	$.52	$1.01	6.3%	$.95

The increase in operating revenues was partially attributed to the continued growth in advertising and network affiliate fee revenues at our national television networks. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases, wider distribution of our networks, and the impact of reaching several renewal agreements with cable television operators during the second half of 2004. Increases in operating revenues were also attributed to increases in merchandise sales at Shop At Home, continued improvement in help wanted and real estate classified advertising at our newspapers and the renewal of multi-year license agreements for certain of our Peanuts animated films at United Media. These increases in revenue were partially offset by declines in revenue at our broadcast television stations attributed to the absence of political advertising.

Costs and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, increases in costs of merchandise sold at Shop At Home and increased personnel and infrastructure costs incurred to support the growth at Shop At Home, and an increase in royalty and talent costs associated with the renewal of Peanuts film licenses.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla, Summit America and Great American Country.

Second quarter and year-to-date operating results in 2004 include an $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. Net income was increased by $7.0 million, $.04 per share.

During the third quarter of 2004, certain of our Florida operations sustained hurricane damages. In the second quarter of 2005, our affected businesses reached agreement with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $2.2 million. These insurance recoveries were partially offset by additional estimated losses of $0.3 million recorded in 2005. Net income was increased by $1.2 million, $.01 per share.

Interest expense includes interest incurred on our outstanding borrowings and interest incurred on deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased during the quarter due to lower average debt levels. The average balance of outstanding borrowings was $470 million in 2005 and $557 million in 2004. The effects of the lower borrowing levels were partially offset by an increase in weighted average interest rate on all borrowings to 5.3% in 2005 from 4.9% in 2004 and higher interest incurred on deferred compensation agreements.

Equity in earnings of JOAs in the second quarter of 2004 was reduced by a $2.5 million accrual the company recorded as a result of a court judgment involving its newspaper partnership in Birmingham, Alabama.

Interest and dividend income in 2004 included interest income on the Summit America note receivable that was assumed during our second quarter 2004 acquisition of Summit America.

Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.06 per share.

Information regarding our effective tax rate is a follows:

(in thousands)	Quarter Period			Year-to-Date
	2005	Change	2004	2005	Change	2004
Income before income taxes and minority interests as reported	$178,133	16.8%	$152,574	$304,876	10.4%	$276,205
Income allocated to non-controlling interests	15,012		10,988	25,730		18,605

Income allocated to Scripps	$163,121		$141,586	$279,146		$257,600

Provision for income taxes	$63,254	16.1%	$54,489	$108,651	9.4%	$99,359

Effective income tax rate as reported	35.5%		35.7%	35.6%		36.0%
Effective income tax rate on income allocated to Scripps	38.8%		38.5%	38.9%		38.6%

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

Minority interest increased in the second quarter of 2005 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. We expect minority interest will be between $25 million and $27 million in the second half of 2005.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Scripps Networks	$244,252	26.7%	$192,820	$446,853	27.1%	$351,589

Newspapers:
Newspapers managed solely by us	180,696	3.4%	174,723	362,868	2.7%	353,196
Newspapers operated pursuant to JOAs	104	76.3%	59	168	43.6%	117

Total newspapers	180,800	3.4%	174,782	363,036	2.8%	353,313
Broadcast television	83,183	(4.8)%	87,379	155,443	(4.7)%	163,037
Shop At Home	86,868	31.0%	66,307	189,012	34.7%	140,286
Shopzilla	1,047			1,047
Licensing and other media	31,193	19.8%	26,028	57,013	8.1%	52,747

Total operating revenues	627,343	14.6%	547,316	$1,212,404	14.3%	$1,060,972

Segment profit (loss):
Scripps Networks	123,461	41.0%	87,535	$204,402	36.4%	$149,840

Newspapers:
Newspapers managed solely by us	53,380	4.8%	50,922	109,396	5.0%	104,166
Newspapers operated pursuant to JOAs	10,422	36.5%	7,636	18,430	36.6%	13,488

Total newspapers	63,802	9.0%	58,558	127,826	8.6%	117,654
Broadcast television	27,074	(4.0)%	28,215	43,353	(4.6)%	45,442
Shop At Home	(6,955)		(2,740)	(10,378)	(63.2)%	(6,361)
Shopzilla	358			358
Licensing and other media	6,329	45.1%	4,361	11,184	29.6%	8,631
Corporate	(9,766)	2.7%	(10,040)	(21,533)	(15.4)%	(18,658)

Total segment profit	204,303	23.2%	165,889	355,212	19.8%	296,548
Depreciation and amortization of intangibles	(18,608)	(14.8)%	(16,205)	(35,805)	(12.6)%	(31,804)
Gain on sale of production facility			11,148			11,148
Gains (losses) on disposal of property, plant and equipment	25		(89)	(112)	50.7%	(227)
Interest expense	(7,559)	8.6%	(8,272)	(14,931)	4.7%	(15,667)
Interest and dividend income	374	23.4%	303	582	(62.0)%	1,530
Other investment results, net of expenses						14,674
Miscellaneous, net	(402)		(200)	(70)		3

Income before income taxes and minority interests	$178,133	16.8%	$152,574	$304,876	10.4%	$276,205

Operating results for Shopzilla are included in our results of operations from the June 27, 2005 acquisition date. Shopzilla is expected to generate segment profits of $3 million to $5 million in the third quarter of 2005 and is expected to have a slightly dilutive effect to our earnings for the full year of 2005.

The increase in Licensing and other media’s revenues for the second quarter and year-to-date periods is primarily attributed to the renewals of multi-year license agreements with the ABC Television Network for certain of our Peanuts animated films.

Year-to-date corporate expenses primarily increased in 2005 compared with 2004 due to employee separation related charges accrued during the first quarter.

Discussions of the operating performance of each of our reportable business segments begin on page F-37.

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

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Scripps Networks:
Equity in earnings of joint ventures	$2,564	(13.7)%	$2,970	$4,733	11.9%	$4,228
Newspapers:
Equity in earnings of JOAs	20,282	17.4%	17,277	37,853	15.7%	32,722
Equity in earnings (loss) of joint ventures	227		(35)	227		(75)

Total equity in earnings of JOAs and other joint ventures	$23,073	14.2%	$20,212	$42,813	16.1%	$36,875

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Depreciation and amortization:
Scripps Networks	$4,314	58.4%	$2,723	$8,370	53.9%	$5,438

Newspapers:
Newspapers managed solely by us	5,472	5.1%	5,205	10,745	2.4%	10,498
Newspapers operated pursuant to JOAs	381	4.1%	366	755	3.4%	730

Total newspapers	5,853	5.1%	5,571	11,500	2.4%	11,228
Broadcast television	4,894	1.5%	4,822	9,741	4.1%	9,359
Shop At Home	2,429	1.9%	2,384	4,317	(1.3)%	4,373
Shopzilla	342			342
Licensing and other media	224	38.3%	162	443	38.4%	320
Corporate	552	1.7%	543	1,092	0.6%	1,086

Total	$18,608	14.8%	$16,205	$35,805	12.6%	$31,804

Gains (losses) on disposal of PP&E:
Scripps Networks	$(4)		$4	$(25)		$(3)

Newspapers:
Newspapers managed solely by us	(124)		(2)	(138)		(36)
Newspapers operated pursuant to JOAs	(1)		1			2

Total newspapers	(125)		(1)	(138)		(34)
Broadcast television	222		11,069	223		10,971
Shop At Home	(66)		(13)	(154)		(13)
Corporate	(2)			(18)

Gains (losses) on disposal of PP&E	$25		$11,059	$(112)		$10,921

Interest and dividend income:
Newspapers managed solely by us	$82	24.2%	$66	$144	13.4%	$127
Newspapers operated pursuant to JOAs	5		5	8	(27.3)%	11

Total newspapers	87	22.5%	71	152	10.1%	138
Summit America note			173			1,306
Corporate	254		53	391		76
Other	33		6	39		10

Total interest and dividend income	$374	23.4%	$303	$582	(62.0)%	$1,530

Scripps Networks - Scripps Networks includes our national lifestyle television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 84 markets across the United States. Scripps Networks also includes our on-line channel, HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

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

Financial information for Scripps Networks is as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Operating revenues:
HGTV	$123,196	21.5%	$101,390	$227,614	22.1%	$186,488
Food Network	95,477	21.9%	78,311	174,546	23.4%	141,453
DIY	12,586	53.8%	8,182	22,012	47.0%	14,974
Fine Living	7,130	47.4%	4,837	13,097	53.6%	8,525
GAC	3,570			6,951
Other	2,293		100	2,633		149

Total segment operating revenues	$244,252	26.7%	$192,820	$446,853	27.1%	$351,589

Contribution to segment profit (loss):
HGTV	$86,072	36.1%	$63,253	$150,219	31.7%	$114,075
Food Network	59,270	35.3%	43,795	102,547	33.8%	76,664
DIY	2,237	30.8%	1,710	3,584	31.5%	2,725
Fine Living	469	125.9%	(1,808)	(215)	95.1%	(4,361)
GAC	100			(815)
Unallocated costs and other	(24,687)	(27.2)%	(19,415)	(50,918)	(29.7)%	(39,263)

Total segment profit	$123,461	41.0%	$87,535	$204,402	36.4%	$149,840

Homes reached in June (1):
HGTV				88,800	3.7%	85,600
Food Network				87,600	4.2%	84,100
DIY				34,000	17.2%	29,000
Fine Living				27,000	17.4%	23,000
GAC				38,400	40.7%	27,300

(1)	Approximately 93 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

(in thousands)	Quarter Period			Year-to-Date
	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Advertising	$202,072	28.3%	$157,472	$361,571	29.2%	$279,886
Network affiliate fees, net	39,624	18.1%	33,554	81,599	21.0%	67,431
Other	2,556	42.5%	1,794	3,683	(13.8)%	4,272

Total segment operating revenues	244,252	26.7%	192,820	446,853	27.1%	351,589

Segment costs and expenses:
Employee compensation and benefits	28,025	18.0%	23,759	55,629	21.0%	45,975
Programs and program licenses	43,297	8.9%	39,742	85,814	10.3%	77,821
Other segment costs and expenses	52,033	16.3%	44,754	105,741	28.7%	82,181

Total segment costs and expenses	123,355	13.9%	108,255	247,184	20.0%	205,977

Segment profit before joint ventures	120,897	43.0%	84,565	199,669	37.1%	145,612
Equity in income of joint ventures	2,564	(13.7)%	2,970	4,733	11.9%	4,228

Segment profit	$123,461	41.0%	$87,535	$204,402	36.4%	$149,840

Supplemental Information:
Billed network affiliate fees	$46,162	16.9%	$39,495	$92,420	17.3%	$78,807
Network launch incentive payments	4,191		23,722	9,270		29,394
Payments for programming less (greater) than program cost amortization	(12,648)		(11,972)	(15,639)		(18,555)
Depreciation and amortization	4,314		2,723	8,370		5,438
Capital expenditures	1,916		10,695	4,772		14,602
Business acquisitions and other additions to long-lived assets	56,779		58,441	100,922		104,064

Advertising revenues increased due primarily to an increased demand for advertising time and higher advertising rates at our networks. Advertising revenues are expected to increase approximately 25% to 30% year-over-year in the third quarter of 2005.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. Affiliate fee revenue in 2005 was favorably affected by the completion of several renewal agreements with cable television operators that occurred during the third quarter of 2004. Network affiliate fees are expected to be about $40 million in the third quarter of 2005.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded hours of original programming and continued efforts to promote the programming in order to attract a larger audience.

The bankruptcy court’s ruling on certain amounts due to us in the Adelphia Communications bankruptcy resulted in a reversal of previously recorded bad debt losses. Second quarter 2005 other costs and expenses were reduced by a $3 million.

Our continued investment in building viewership across all of our networks is expected to increase total segment expenses approximately 20% year-over-year in the third quarter of 2005.

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

The trends and underlying economic conditions affecting the operating performance of any of our newspapers are substantially the same as those affecting all of our newspapers. Our newspaper operating performance is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets. While an individual newspaper may perform better or worse than our newspaper group as a whole due to specific conditions at the newspaper or within its local economy, we do not expect such near-term variances to significantly affect the overall long-term operating performance of the newspaper segment.

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Local	$41,598	3.5%	$40,208	$84,133	1.9%	$82,536
Classified	58,311	5.6%	55,237	115,827	4.4%	110,940
National	10,320	2.0%	10,114	20,777	3.9%	19,992
Preprint and other	34,477	4.6%	32,956	68,270	6.4%	64,191

Newspaper advertising	144,706	4.5%	138,515	289,007	4.1%	277,659
Circulation	31,784	(1.1)%	32,126	65,573	(2.6)%	67,352
Other	4,206	3.0%	4,082	8,288	1.3%	8,185

Total operating revenues	180,696	3.4%	174,723	362,868	2.7%	353,196

Segment costs and expenses:
Employee compensation and benefits	66,753	1.1%	66,024	132,507	0.1%	132,377
Newsprint and ink	20,335	2.8%	19,779	41,154	3.2%	39,861
Other segment costs and expenses	40,585	6.9%	37,963	80,168	4.5%	76,717

Total costs and expenses	127,673	3.2%	123,766	253,829	2.0%	248,955

Hurricane recoveries, net	130			130

Contribution to segment profit before joint ventures	53,153	4.3%	50,957	109,169	4.7%	104,241
Equity in earnings (loss) of joint ventures	227		(35)	227		(75)

Contribution to segment profit	$53,380	4.8%	$50,922	$109,396	5.0%	$104,166

Supplemental Information:
Depreciation and amortization	$5,472		$5,205	$10,745		$10,498
Capital expenditures	2,697		5,374	5,254		14,216

Newspaper advertising revenues increased in 2005 primarily due to increases in classified advertising and preprint and other advertising. The increase in classified advertising was primarily attributed to continued improvement in help wanted and real estate advertising. We expect newspaper advertising revenue to increase between 5% and 7% year-over-year in the second half of 2005. Advertising revenues in the second half of 2004 were affected by the impacts of hurricanes on certain of our Florida newspapers.

Increases in preprint and other advertising reflect the continued development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $5.4 million in the second quarter of 2005 compared with $4.0 million in the second quarter of 2004. Year-to-date Internet advertising revenues were $9.8 million in 2005 compared with $7.5 million in 2004. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Increases in newsprint and ink costs reflect an increase in newsprint prices of approximately 9% that was partially offset by a 5% decrease in newsprint consumption. We expect newsprint costs to increase approximately 10% to 13% year-over-year in the second half of 2005.

The increases in other segment costs and expenses reflect costs associated with the development of new ancillary products and services. We expect other costs and expenses to increase approximately 3% to 4% year-over-year in the second half of 2005.

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

Operating results for our newspapers operated under JOAs were as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Equity in earnings of JOAs included in segment profit:
Denver	$9,744	5.5%	$9,232	$17,669	16.3%	$15,195
Cincinnati	5,684	2.4%	5,551	11,038	4.8%	10,529
Other	4,854	94.6%	2,494	9,146	30.7%	6,998

Total equity in earnings of JOAs included in segment profit	20,282	17.4%	17,277	37,853	15.7%	32,722
Operating revenues	104	76.3%	59	168	43.6%	117

Total	20,386	17.6%	17,336	38,021	15.8%	32,839

JOA editorial costs and expenses:
Denver	6,262	5.5%	5,933	12,136	2.7%	11,815
Cincinnati	1,982	(2.3)%	2,029	3,986	(1.6)%	4,051
Other	1,720	(1.0)%	1,738	3,469	(0.5)%	3,485

Total JOA editorial costs and expenses	9,964	2.7%	9,700	19,591	1.2%	19,351

JOAs contribution to segment profit:
Denver	3,510	5.2%	3,336	5,597	62.0%	3,456
Cincinnati	3,702	5.1%	3,524	7,052	8.8%	6,479
Other	3,210		776	5,781	62.7%	3,553

Total JOA contribution to segment profit	$10,422	36.5%	$7,636	$18,430	36.6%	$13,488

Supplemental Information:

Depreciation and amortization	$381		$366	$755		$730

Capital expenditures	435		228	638		338

Equity in earnings of JOAs in the second quarter of 2004 was reduced by a $2.5 million accrual as a result of a court judgment involving the Birmingham, Alabama, JOA.

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

Operating results for broadcast television were as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Local	$52,662	5.1%	$50,095	$97,617	3.3%	$94,464
National	26,524	(1.2)%	26,850	50,014	1.1%	49,481
Political	440	(92.9)%	6,172	478	(95.4)%	10,324
Network compensation	1,333	(39.6)%	2,207	2,837	(37.6)%	4,545
Other	2,224	8.2%	2,055	4,497	6.5%	4,223

Total segment operating revenues	83,183	(4.8)%	87,379	155,443	(4.7)%	163,037

Segment costs and expenses:
Employee compensation and benefits	30,580	(0.7)%	30,798	60,670	(1.2)%	61,428
Programs and program licenses	11,804	0.6%	11,738	23,462	(0.3)%	23,522
Other segment costs and expenses	15,487	(6.9)%	16,628	29,720	(9.0)%	32,645

Total segment costs and expenses	57,871	(2.2)%	59,164	113,852	(3.2)%	117,595

Hurricane recoveries, net	1,762			1,762

Segment profit	$27,074	(4.0)%	$28,215	$43,353	(4.6)%	$45,442

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$111		$126	$(713)		$(581)

Depreciation and amortization	4,894		4,822	9,741		9,359

Capital expenditures	2,420		4,397	3,308		9,320

Broadcast television operating results are significantly affected by the political cycle. While we expect local and national advertising revenues will increase between 8% and 9% year-over-year in the second half of 2005, total advertising revenue will be down approximately 8% to 10% due to political revenues earned in 2004 that we are not receiving in 2005. Political advertising revenues were $31.2 million in the second half of the year in 2004. Advertising revenues in the second half remaining of 2004 were also affected by the impacts of hurricanes at certain of our Florida television stations.

Negotiations continue on new affiliation agreements for our six ABC affiliate stations. Five of our ABC affiliation agreements, whose expiration dates fell in 2004 and 2005, have been extended on a monthly basis under their original terms while negotiations proceed. The affiliation agreement of our remaining ABC affiliated station expires in 2006. Our ABC affiliates recognized $1.3 million of network compensation revenue in the second quarter of 2005 and $2.1 million in 2004. Year-to-date network compensation revenue was $2.7 million in 2005 and $4.4 million in 2004. We are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Broadcast television segment profit in 2005 was increased $1.8 million by recoveries received from hurricane damage insurance settlements.

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

Operating results for Shop At Home were as follows:

	Quarter Period			Year-to-Date
(in thousands)	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Retail merchandise	$82,999	33.2%	$62,304	$180,601	37.2%	$131,646
Shipping and handling	3,566	9.8%	3,247	7,849	8.5%	7,235
Other	303	(59.9)%	756	562	(60.0)%	1,405

Total segment operating revenues	86,868	31.0%	66,307	189,012	34.7%	140,286

Segment costs and expenses:
Cost of merchandise sold	58,000	40.7%	41,235	125,396	40.9%	88,999
Network distribution fees	15,286	14.4%	13,360	30,587	6.7%	28,655
Employee compensation and benefits	9,283	26.4%	7,343	19,408	25.4%	15,473
Other segment costs and expenses	11,254	58.3%	7,109	23,999	77.5%	13,520

Total segment costs and expenses	93,823	35.9%	69,047	199,390	36.0%	146,647

Segment profit (loss)	$(6,955)	(153.8)%	$(2,740)	$(10,378)	(63.2)%	$(6,361)

Supplemental Information:

Interest and dividend income from Summit America			$173			$1,306

Depreciation and amortization	$2,429		2,384	$4,317		4,373

Capital expenditures	2,657		1,213	3,956		3,039

Business acquisitions and other additions to long-lived assets			228,686			228,686

We continue to implement our merchandising plan and electronic commerce strategy at Shop At Home, improving the mix, quality and appeal of products offered for sale both online and on air. Sales of products in the home and cookware categories increased by 66% in the first half of 2005 compared with the first half of 2004 and represent approximately 12% of total revenue in 2005.

Shop At Home programming reached an average full-time equivalent of 53.2 million homes in the second quarter of 2005, up from 49.0 million homes in the second quarter of 2004. Average revenue per full-time equivalent home was $6.46 for the twelve months ended June 30, 2005, compared with $5.63 for the previous year period.

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

We expect segment losses at Shop At Home to be approximately $15 million to $20 million for the full year of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising provides approximately 65% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

(in thousands)	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	$235,100	$161,467
Capital expenditures	(19,835)	(42,288)
Dividends paid, including to minority interests	(42,151)	(31,221)
Repurchase Class A Common shares	(2,959)
Employee stock option proceeds	18,027	23,379
Other financing activities	(14,979)	(7,292)

Cash flow available for acquisitions and debt repayment	$173,203	$104,045

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(527,227)	$(166,911)
Other investing activity	799	2,966
Increase (decrease) in long-term debt	367,380	67,171

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year due to the improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, GAC, video-on-demand and Shop At Home) was approximately $22 million in the first half of 2005. We expect cash flow from operating activities in 2005 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On June 27, 2005, we acquired 100% ownership of Shopzilla for approximately $570 million in cash. Assets acquired in the transaction included approximately $34.0 million of cash and $12.3 million of short-term investments. The acquisition was financed using a combination of cash on hand and additional borrowings.

On April 14, 2004, we completed the acquisition of Summit America Television, Inc. for approximately $180 million in cash. The acquisition was financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to provide cash distributions to the general partners equal to each partner’s share of the partnership tax liability. Cash distributions to Food Network’s non-controlling interests totaling $7.0 million were made for the first time in 2005. In prior years, available cash was used by the partnership to repay loans to its partners. We expect these cash distributions will approximate $28 million in the second half of 2005.

We are authorized to repurchase up to 5 million of our Class A Common shares. In the second quarter of 2005 we instituted a stock repurchase program. The intent of the program is to reacquire shares to offset the dilution resulting from our stock compensation programs. The stock repurchase program can be discontinued at any time.

We have a credit facility that permits $450 million in aggregate borrowings and expires in July 2009. Total borrowings under the facility were $300 million at June 30, 2005.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of June 30, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at June 30, 2005.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands, except share data)	As of June 30, 2005			As of December 31, 2004
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$300,437	$300,437		$82,766	$82,766
$100 million, 6.625% notes, due in 2007	99,967	105,296		99,960	107,500
$50 million, 3.75% notes, due in 2008	50,000	49,394		50,000	49,735
$100 million, 4.25% notes, due in 2009	99,575	99,625		99,527	100,038
$150 million, 4.30% notes, due in 2010	149,760	149,579
$200 million, 5.75% notes, due in 2012	199,122	213,564		199,060	212,960
Other notes	1,590	1,370		1,638	1,440

Total long-term debt including current portion	$900,451	$919,265		$532,951	$554,439

Interest rate swap	$(606)	$(606)		$(265)	$(265)

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$33,701		$29,667	$39,227
Other available-for-sale securities	1,680	4,462		2,062	4,673

Total investments in publicly-traded companies	31,347	38,163		31,729	43,900
Other equity securities	8,173		(a)	7,282		(a)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

We completed the acquisition of Shopzilla, a leading online comparison shopping service, on June 27, 2005. This business represents a separate segment with total assets of $625 to $650 million as of June 30, 2005, subject to final asset valuation, and expected revenues of $130 to $140 million for the full year 2005. It is also a separate control environment. We have excluded this segment from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended June 30, 2005.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item

10.22	Agreement and Plan of Merger and Reorganization by and among The E.W. Scripps Company, Green Monster Acquisition Corp., Shopzilla, Inc. and The Shareholders’ Representative

12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications