Form 10-Q
period 2005-09-30
SCRIPPS E W CO /DE
filed 2005-11-08
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2005 there were 126,923,062 of the Registrant’s Class A Common Shares outstanding and 36,668,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

3

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
7/1/05 - 7/31/05	172,500	$49.06	172,500	4,767,500
8/1/05 - 8/31/05	172,500	$50.20	172,500	4,595,000
9/1/05 - 9/30/05	157,500	$49.56	157,500	4,437,500

Total	502,500	$49.61	502,500	4,437,500

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

THE E. W. SCRIPPS COMPANY

Dated: November 8, 2005	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,879	$12,279	$14,738
Short-term investments	1,029	8,637
Accounts and notes receivable (less allowances - $18,285, $20,527, $17,804)	408,423	402,807	333,103
Programs and program licenses	163,452	139,082	145,909
Inventories	45,888	40,773	32,193
Deferred income taxes	30,131	17,242	21,218
Assets of discontinued JOA operations	316	2,703	2,159
Miscellaneous	21,676	20,068	37,536

Total current assets	694,794	643,591	586,856

Investments	222,323	234,030	236,307

Property, plant and equipment	515,332	496,194	496,173

Goodwill and other intangible assets:
Goodwill	1,761,621	1,358,730	1,230,376
Other intangible assets	400,218	255,859	242,814

Total goodwill and other intangible assets	2,161,839	1,614,589	1,473,190

Other assets:
Programs and program licenses (less current portion)	172,992	169,452	163,972
Unamortized network distribution incentives	177,474	193,830	199,753
Prepaid pension	62,983	32,179	36,349
Miscellaneous	49,227	40,984	40,633

Total other assets	462,676	436,445	440,707

TOTAL ASSETS	$4,056,964	$3,424,849	$3,233,233

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of
( in thousands, except share data )	September 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,707	$106,475	$100,346
Customer deposits and unearned revenue	54,798	52,689	49,584
Accrued liabilities:
Employee compensation and benefits	64,986	64,430	64,675
Network distribution incentives	8,576	42,468	43,663
Miscellaneous	98,351	71,413	61,332
Liabilities of discontinued JOA operations	3,001	1,073	3,615
Other current liabilities	36,634	36,810	25,119

Total current liabilities	368,053	375,358	348,334

Deferred income taxes	339,990	264,407	231,222

Long-term debt (less current portion)	857,893	532,686	492,135

Other liabilities and minority interests (less current portion)	183,030	156,277	145,221

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 127,027,297, 126,521,832; and 126,359,198 shares	1,270	1,265	1,264
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,668,226, 36,668,226 and 36,738,226 shares	367	367	367

Total	1,637	1,632	1,631
Additional paid-in capital	357,835	320,359	319,687
Stock compensation:
Performance awards and restricted stock units	3,717	789
Unvested restricted stock awards	(2,470)	(4,879)	(7,135)
Retained earnings	1,958,040	1,787,221	1,712,263
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	6,209	7,912	3,656
Pension liability adjustments	(18,495)	(18,495)	(14,713)
Foreign currency translation adjustment	1,525	1,582	932

Total shareholders’ equity	2,307,998	2,096,121	2,016,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,056,964	$3,424,849	$3,233,233

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

	Three months ended September 30,		Nine months ended September 30,
( in thousands, except per share data )	2005	2004	2005	2004
Operating Revenues:
Advertising	$374,120	$338,632	$1,176,190	$1,056,184
Merchandise	75,976	61,303	257,015	195,414
Network affiliate fees, net	43,634	37,073	125,233	104,504
Circulation	30,650	30,783	96,223	98,135
Referral fees	34,672		35,719
Licensing	19,492	17,209	57,372	59,805
Other	16,158	14,788	59,336	46,710

Total operating revenues	594,702	499,788	1,807,088	1,560,752

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	155,571	136,743	448,372	412,625
Programs and program licenses	54,794	57,259	164,070	158,602
Costs of merchandise sold	52,112	41,967	177,538	131,878
Marketing and advertising	41,310	16,090	99,115	57,912
Newsprint and ink	20,304	18,591	61,458	58,452
JOA editorial costs and expenses	9,262	8,360	27,535	26,411
Other costs and expenses	132,145	113,065	387,989	346,194

Total costs and expenses	465,498	392,075	1,366,077	1,192,074

Depreciation, Amortization, and Losses (Gains):
Depreciation	18,694	16,236	50,891	46,551
Amortization of intangible assets	8,911	1,035	12,506	2,510
Gain on sale of production facility				(11,148)
Losses (gains) on disposal of property, plant and equipment	108	340	220	567
Hurricane losses (recoveries), net		2,423	(1,892)	2,423

Net depreciation, amortization and losses (gains)	27,713	20,034	61,725	40,903

Operating income	101,491	87,679	379,286	327,775
Interest expense	(12,136)	(7,149)	(27,067)	(22,816)
Equity in earnings of JOAs and other joint ventures	10,096	20,706	49,456	56,430
Interest and dividend income	3,758	118	4,340	1,648
Other investment results, net of expenses				14,674
Miscellaneous, net	414	121	344	124

Income from continuing operations before income taxes and minority interests	103,623	101,475	406,359	377,835
Provision for income taxes	34,458	37,231	142,287	136,662

Income from continuing operations before minority interests	69,165	64,244	264,072	241,173
Minority interests	11,729	9,272	40,354	29,175

Income from continuing operations	57,436	54,972	223,718	211,998
Income from discontinued operations, net of tax	24,720	622	26,038	539

Net income	$82,156	$55,594	$249,756	$212,537

Net income per basic share of common stock:
Income from continuing operations	$.35	$.34	$1.37	$1.31
Income from discontinued operations	0.15	0.00	0.16	0.00

Net income per basic share of common stock	$.50	$.34	$1.53	$1.31

Net income per diluted share of common stock:
Income from continuing operations	$.35	$.33	$1.35	$1.29
Income from discontinued operations	0.15	0.00	0.16	0.00

Net income per diluted share of common stock	$.50	$.34	$1.51	$1.29

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Nine months ended September 30,
( in thousands )	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$223,718	$211,998
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	63,397	49,061
Gain on sale of production facility, net of deferred income tax		(7,773)
Investment gains, net of deferred income tax		(9,695)
Other effects of deferred income taxes	21,065	23,483
Tax benefits of stock compensation plans	9,390	10,758
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	10,282	5,539
Stock and deferred compensation plans	15,075	6,944
Minority interests in income of subsidiary companies	40,354	29,175
Affiliate fees billed greater than amounts recognized as revenue	15,261	17,259
Network launch incentive payments	(17,937)	(32,367)
Payments for programming less (greater) than program cost amortization	(28,696)	(16,111)
Prepaid and accrued pension expense	(30,804)	(21,500)
Other changes in certain working capital accounts, net	3,488	(12,077)
Miscellaneous, net	6,866	2,891

Net cash provided by continuing operating activities	317,727	257,585
Net cash provided by discontinued operating activities	30,353	2,085

Net operating activities	348,080	259,670

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(548,659)	(180,957)
Additions to property, plant and equipment	(42,293)	(56,604)
Decrease in short-term investments, net of effects of acquiring Shopzilla	19,887
Sale of long-term investments	4,131	14,223
Proceeds from sale of production facility		3,000
Miscellaneous, net	260	367

Net investing activities	(566,674)	(219,971)

Cash Flows from Financing Activities:
Increase in long-term debt	325,896
Payments on long-term debt	(78)	(16,871)
Dividends paid	(52,363)	(46,796)
Dividends paid to minority interests	(40,460)	(1,091)
Repurchase Class A Common shares	(26,790)
Proceeds from employee stock options	28,017	25,726
Miscellaneous, net	(4,028)	(4,156)

Net financing activities	230,194	(43,188)

Increase (decrease) in cash and cash equivalents	11,600	(3,489)

Cash and cash equivalents:
Beginning of year	12,279	18,227

End of period	$23,879	$14,738

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$25,967	$23,011
Income taxes paid	107,093	120,091
Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations		48,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended September 30
As of December 31, 2003	$1,619	$277,569	$(4,894)	$1,546,522	$1,715	$1,822,531
Comprehensive income:
Net income				212,537		212,537	$55,594

Unrealized gains (losses), net of tax of ($1,732) and ($1,370)					(3,220)	(3,220)	(2,545)
Adjustment for losses (gains) in income, net of tax of ($4,611) and ($38)					(8,563)	(8,563)	(71)

Change in unrealized gains (losses)					(11,783)	(11,783)	(2,616)
Currency translation, net of tax of $105 and $211					(57)	(57)	285

Total				212,537	(11,840)	200,697	$53,263

Dividends: declared and paid - $.2875 per share				(46,796)		(46,796)
Compensation plans, net: 1,231,718 shares issued;
70,414 shares repurchased	12	31,360	(2,241)			29,131
Tax benefits of compensation plans		10,758				10,758

As of September 30, 2004	$1,631	$319,687	$(7,135)	$1,712,263	$(10,125)	$2,016,321

As of December 31, 2004	$1,632	$320,359	$(4,090)	$1,787,221	$(9,001)	$2,096,121
Comprehensive income:
Net income				249,756		249,756	$82,156

Unrealized gains (losses), net of tax of $1,340 and ($1,014)					(2,594)	(2,594)	1,888
Adjustment for losses (gains) in income, net of tax of ($480) and $0					891	891

Change in unrealized gains (losses)					(1,703)	(1,703)	1,888
Currency translation, net of tax of ($199) and ($374)					(57)	(57)	621

Total				249,756	(1,760)	247,996	$84,665

Dividends: declared and paid—$.32 per share				(52,363)		(52,363)
Repurchase 562,500 Class A Common shares	(6)	(1,322)		(26,574)		(27,902)
Compensation plans, net: 1,133,929 shares issued;
63,464 shares repurchased; 2,500 shares forfeited	11	29,408	5,337			34,756
Tax benefits of compensation plans		9,390				9,390

As of September 30, 2005	$1,637	$357,835	$1,247	$1,958,040	$(10,761)	$2,307,998

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

Our newspaper business segment includes daily and community newspapers in 18 markets in the U.S. Three of our newspapers are operated pursuant to the terms of joint operating agreements (See Note 7). Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations. We solely manage and operate each of the other newspapers. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers.

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 61 largest television markets in the U.S. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods directly to television viewers and visitors to its Internet site. The Shop At Home business segment also includes ownership of five television stations that exclusively broadcast Shop At Home programming. Shop At Home reaches about 55 million full-time equivalent households and can be viewed in more than 152 television markets, including 95 of the largest 100 television markets in the U.S. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

On June 27, 2005, we completed the acquisition of Shopzilla. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. Shopzilla earns revenue primarily from referral fees paid by participating online retailers.

Financial information for our business segments is presented in Note 17. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

The six largest cable television systems and the two largest satellite television systems provide service to more than 95% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have not lost carriage upon the expiration of our distribution contracts with any of these cable and satellite television systems.

While a variety of sources are available for most products that Shop At Home sells, two vendors in two different product categories supply us with merchandise that accounts for approximately 21% and 13% of total merchandise costs incurred in 2005. Our Shop At Home business could be adversely affected if these vendors ceased supplying merchandise.

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

Revenue Recognition - Our primary sources of revenue are from:

•	The sale of advertising space, advertising time and internet advertising

•	The sale of merchandise to consumers.

•	The sale of newspapers to distributors and to individual subscribers.

•	Subscriber fees paid by cable and satellite televisions systems for our programming services (“network affiliate fees”)

•	Referral fees paid by participating on-line retailers

•	Royalties from licensing copyrighted characters

The revenue recognition policies for each source of revenue, except for referral fees, are described in our annual report on Form 10-K for the year ended December 31, 2004.

Referral fees. Referral fee revenues consist of fees earned when consumers using our Company Web sites are directed to participating online retailers. Referral fee revenues are recognized at the time the related transactions occur.

Marketing and Advertising Costs - Marketing and advertising costs include costs incurred to promote our businesses. Marketing and advertising costs also include fees paid to search-engines to attract traffic to our web sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Newspaper Joint Operating Agreements (“JOA”) - We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.” Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of our other JOA.

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

The fair value of options granted and assumptions used to determine the fair values were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted-average fair value of options granted	$12.50	$12.38	$11.54	$11.86
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%	0.8%
Expected volatility	22.24%	18.7%	22.24%	19.5%
Risk-free rate of return	3.81%	3.8%	3.81%	3.5%
Expected life of options	5.38 years	6.5 years	5.38 years	6.5 years

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

	Three months ended September 30,		Nine months ended September 30,
( in thousands, except per share data )	2005	2004	2005	2004
Net income as reported	$82,156	$55,594	$249,756	$212,537
Add stock-based compensation included in reported income, net of related income tax effects	1,220	1,055	4,664	2,774
Deduct stock-based compensation determined under fair value based method, net of related income tax effects	(5,282)	(5,327)	(15,902)	(15,824)

Pro forma net income	$78,094	$51,322	$238,518	$199,487

Net income per share of common stock
Basic earnings per share:
As reported	$0.50	$0.34	$1.53	$1.31
Additional stock-based compensation, net of income tax effects	(0.02)	(0.03)	(0.07)	(0.08)

Pro forma basic earnings per share	$0.48	$0.32	$1.46	$1.23

Diluted earnings per share:
As reported	$0.50	$0.34	$1.51	$1.29
Additional stock-based compensation, net of income tax effects	(0.02)	(0.03)	(0.07)	(0.08)

Pro forma diluted earnings per share	$0.47	$0.31	$1.44	$1.21

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

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Basic weighted-average shares outstanding	163,506	162,519	163,258	162,154
Effect of dilutive securities:
Unvested restricted stock held by employees	285	353	281	353
Stock options held by employees and directors	1,912	2,315	1,963	2,399

Diluted weighted-average shares outstanding	165,703	165,187	165,502	164,906

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

Under FAS 123-R, we must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we expect to utilize the modified prospective transition method. Using this method, compensation expense for all unvested awards included in our pro forma disclosures will be recognized over the award’s remaining vesting period beginning in the first quarter of 2006. Compensation expense recognized will be based upon the values assigned to grants and modifications of stock compensation used in the pro forma disclosures.

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

Upon the adoption of FAS 123-R, we will be required to record compensation expense over the period in which the employee becomes eligible to retire, if that period is shorter than the stated vesting period. If employees are eligible to retire at the date of grant, compensation expense will be recognized immediately. If these provisions had been applied in 2005, performance awards of $3.4 million would have been expensed over the 2005 performance period rather than over the stated vesting period. In addition, approximately $4.2 million of stock options would have been immediately expensed in our pro forma disclosures rather than over the stated vesting period.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”) - Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we will be eligible to claim the benefit beginning in 2005. Our income tax provision includes the effects of the estimated deduction we expect to take on our 2005 consolidated federal income tax return (See Note 6).

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

In June 2005, the Emerging Issues Task Force issued EITF No. 05-06 (“EITF”) - Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination. The EITF requires that leasehold improvements acquired in a business combination or purchased after the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. The EITF became effective beginning July 1, 2005 and did not have a material effect on our consolidated financial statements.

3. ACQUISITIONS

2005	-	In the third quarter of 2005, we acquired newspapers and other publications in areas contiguous to our existing newspaper markets. Total cash consideration paid for these transactions totaled $8.1 million.

On June 27, 2005, we acquired 100% ownership of Shopzilla for approximately $570 million in cash. Assets acquired in the transaction included approximately $34.0 million of cash and $12.3 million of short-term investments. The acquisition was financed using a combination of cash on hand and additional borrowings. The acquisition enabled us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expand our electronic media platform.

2004	-	On April 14, 2004, we acquired Summit America Television, Inc. (“Summit America”). Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations.
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in these acquisitions.

	Nine months ended September 30,
( in thousands )	2005	2004
Short-term investments	$12,279
Other current assets	14,335	$388
Property, plant and equipment	24,864	8,360
Indefinite-lived intangible assets		180,450
Amortizable intangible assets	141,760	1,320
Goodwill	417,381	56,191
Other assets	138	25
Net operating loss carryforwards	21,102	31,008

Total assets acquired	631,859	277,742
Current liabilities	(23,417)	(904)
Deferred income taxes	(63,718)	(48,152)
Obligations under notes receivable and redeemable preferred stock		(48,424)
Other long term obligations	(678)

Total purchase price	$544,046	$180,262

The allocation of the purchase price to the assets and liabilities of the Shopzilla acquisition is based upon preliminary appraisals and estimates and is therefore subject to change.

The following table summarizes, on a pro forma basis, the estimated combined results of operations of Scripps and Shopzilla had the transaction taken place at the beginning of 2004. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes transaction related expenses incurred by Shopzilla in the 2005 periods. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions completed during 2005 and 2004, including GAC which was acquired in the fourth quarter of 2004, because the combined results of operations would not be significantly different from reported amounts.

	Three months ended, September 30,		Nine months ended September 30,
( in thousands, except per share data )	2005	2004	2005	2004
Operating revenues	$594,702	$515,708	$1,862,475	$1,603,087
Income from continuing operations	57,436	47,723	213,662	190,790
Income from continuing operations per share of common stock:
Basic	$.35	$.29	$1.31	$1.18
Diluted	.35	.29	1.29	1.16

4. DISCONTINUED OPERATIONS

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the quarter, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions. Third quarter net income was increased by $24.2 million, $.15 per share. In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of the Birmingham Post-Herald have been treated as a discontinued operation for all periods presented within our results of operations. Accordingly, the results of the newspaper have also been excluded from our Newspaper segment results for all periods presented.

Operating results for the Birmingham Post-Herald were as follows:

	Three months ended, September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Operating revenues	$9	$4	$27	$12
Share of earnings of JOA, including termination fee	41,970	1,635	45,423	2,786

Income from discontinued operations, before tax	$40,659	$1,014	$42,799	$859
Income taxes	15,939	392	16,761	320

Income from discontinued operations	$24,720	$622	$26,038	$539

5. INVESTMENT RESULTS AND OTHER ITEMS

2005 - The American Jobs Creation Act of 2004 (“AJCA”) provides a tax deduction for qualifying domestic production activities. During the third quarter, we completed an evaluation of our business’ qualifying production activities and increased our estimated tax deduction. Primarily due to this change in estimate, we reduced our expected annual effective income tax rate from 35.8% to 35.5%. This change in estimate reduced our third quarter 2005 tax provision and increased net income by $2.3 million, $.01 per share. Our estimated tax deduction for qualifying domestic production activities is subject to further adjustment for, among other things, the adoption of final regulations by the United States Department of the Treasury (“Treasury”). Proposed regulations were issued by the Treasury in October 2005.

In the third quarter of 2005, the management committee of the Denver News Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s third quarter depreciation expense, resulting in a $9.1 million decrease in our equity in earnings from JOAs. Third quarter net income was decreased by $5.7 million, $.03 per share. The increased depreciation is expected to decrease equity in earnings from JOAs by $11.3 million in the fourth quarter of 2005 and approximately $3 million in each remaining quarter until the second quarter of 2007.

Certain of our Florida operations sustained hurricane damages in 2004. In the second quarter of 2005, we reached agreement with insurance providers on our property damage and business interruption claims for our affected television stations. We also reached agreement with other responsible parties for certain property damage at our affected newspapers. These recoveries, which totaled $2.2 million, were partially offset by additional estimated losses of $0.3 million recorded in 2005. Year-to-date net income was increased by $1.2 million, $.01 per share. Our affected newspapers are currently in discussions with our insurance providers to assess the amount of the claim and the amount of covered losses. Insurance recoveries for these claims will not be recorded until settlement agreements are reached with the insurance providers.

2004 – Third quarter and year to date operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Estimated asset impairment losses and restoration costs recorded through September 30, 2004, totaled $2.4 million, of which approximately $1.1 million related to the newspaper segment and $1.3 million related to the broadcast television segment. Net income was reduced by $1.5 million, $.01 per share.

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

6. INCOME TAXES

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

Consolidated income before income tax consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Income allocated to Scripps	$92,514	$92,882	$369,520	$350,637
Income of pass-through entities allocated to non-controlling interests	11,109	8,593	36,839	27,198

Income from continuing operations before income taxes and minority interest	$103,623	$101,475	$406,359	$377,835

The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate for the full year period we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income before income tax is greater or less than what was estimated or if the allocation of income to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income before income tax for the full year and the jurisdictions in which we expect that income will be taxed.

Information regarding our expected effective income tax rate for the full year of 2005 and the actual effective income tax rate for the full year of 2004 is as follows:

	2005	2004
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	3.4
Income of pass-through entities allocated to non-controlling interests	(3.1)	(2.6)
Miscellaneous	(0.1)	0.4

Effective income tax rate	35.5%	36.2%

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Current:
Federal	$7,958	$2,513	$91,952	$72,794
Tax benefits from NOLs	(3,525)	(2,800)	(7,677)	(2,800)

Federal, net	4,433	(287)	84,275	69,994

State and local	7,502	6,752	27,914	21,735
Tax benefits from NOLs	(829)	(235)	(1,512)	(961)

State and local, net	6,673	6,517	26,402	20,774

Foreign	635	619	1,529	3,583

Total	11,741	6,849	112,206	94,351
Tax benefits of compensation plans allocated to additional paid-in-capital	4,320	1,135	9,390	10,758

Total current income tax provision	16,061	7,984	121,596	105,109

Deferred:
Federal	19,560	28,419	18,801	25,142
Other	225	(369)	1,229	173

Total	19,785	28,050	20,030	25,315
Deferred tax allocated to other comprehensive income	(1,388)	1,197	661	6,238

Total deferred income tax provision (benefit)	18,397	29,247	20,691	31,553

Provision for income taxes	$34,458	$37,231	$142,287	$136,662

The approximate effects of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Temporary differences:
Property, plant and equipment	$63,748	$59,574	$45,894
Goodwill and other intangible assets	269,193	197,809	199,870
Network distribution incentives	5,680	5,773	5,702
Investments, primarily gains and losses not yet recognized for tax purposes	60,950	63,908	39,083
Accrued expenses not deductible until paid	(10,346)	(8,777)	(11,313)
Deferred compensation and retiree benefits not deductible until paid	(12,013)	(19,576)	(16,023)
Other temporary differences, net	(4,116)	(4,164)	(6,469)

Total temporary differences	373,096	294,547	256,744
Tax basis capital loss carryforwards	(13,038)	(9,286)	(9,548)
Federal net operating loss carryforwards	(39,532)	(28,278)	(27,503)
State net operating loss carryforwards	(19,893)	(17,229)	(14,790)
Valuation allowance for state deferred tax assets	9,226	7,411	5,101

Net deferred tax liability	$309,859	$247,165	$210,004

Investment losses on our portfolio of investments in development-stage businesses were recognized for book purposes when it was determined the carrying values of the investment would not be recovered. For tax purposes such losses are generally recognized when the securities become worthless. Federal tax law provides that such losses may not be deducted from ordinary income, and that any losses in excess of capital gains can be carried forward for up to five years. At September 30, 2005, such tax-basis capital loss carryforwards totaled $35.7 million. We expect to generate sufficient capital gains to fully utilize the capital loss carryforwards prior to the expiration of the carryforward periods between 2008 and 2010.

At the date of acquisition, Shopzilla had federal net operating loss carryforwards totaling $54.1 million. These net operating loss carryforwards and the loss carryforwards obtained in the Summit America acquisition totaled $113 million at September 30, 2005. The federal net operating loss carryforwards expire between 2018 and 2024. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition Shopzilla had state tax loss carryforwards totaling $37.8 million. Total state net operating loss carryforwards, including those acquired in the Summit America acquisition and of certain of our other subsidiary companies, were $581 million at September 30, 2005. Our state tax loss carryforwards expire between 2005 and 2023. Because separate state income tax returns are filed, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Federal and state carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

7. JOINT OPERATING AGREEMENTS

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc. to terminate the Birmingham joint operating agreement (See Note 4).

Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper maintains a separate and independent editorial operation.

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

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We have no management responsibilities for the combined operations of the other two JOAs.

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 25% and 40% of the profits from the other two JOAs.

8. INVESTMENTS

Investments consisted of the following:

	As of
( in thousands, except share data )	September 30, 2005	December 31, 2004	September 30, 2004
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$36,525	$39,227	$32,551
Other available-for-sale securities	4,540	4,673	4,848

Total available-for-sale securities	41,065	43,900	37,399
Denver JOA	152,714	164,996	172,168
FOX Sports Net South and other joint ventures	22,834	17,852	17,801
Other equity securities	5,710	7,282	8,939

Total investments	$222,323	$234,030	$236,307

Unrealized gains (losses) on securities available for sale	$9,716	$12,171	$5,623

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of September 30, 2005, there were no significant unrealized losses on our available-for-sale securities.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at September 30, 2005. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Land and improvements	$58,478	$58,336	$57,010
Buildings and improvements	266,576	262,201	265,382
Equipment	706,733	650,640	653,509

Total	1,031,787	971,177	975,901
Accumulated depreciation	516,455	474,983	479,728

Net property, plant and equipment	$515,332	$496,194	$496,173

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Goodwill	$1,761,621	$1,358,730	$1,230,376

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	47,554	32,914	5,887
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	7,608	5,870	5,450
Shopzilla	140,000
Other	12,450	12,365	7,575

Total carrying amount	234,360	77,897	45,660

Accumulated amortization:
Acquired network distribution	(6,288)	(3,991)	(3,868)
Broadcast television network affiliation relationships	(1,101)	(277)
Customer lists	(3,893)	(2,977)	(3,139)
Shopzilla	(7,329)
Other	(7,180)	(6,242)	(5,217)

Total accumulated amortization	(25,791)	(13,487)	(12,224)

Net amortizable intangible assets	208,569	64,410	33,436

Other indefinite-lived intangible assets:
FCC licenses	189,222	189,222	205,622
Other	2,287	2,087	3,587

Total other indefinite-lived intangible assets	191,509	191,309	209,209

Pension liability adjustments	140	140	169

Total other intangible assets	400,218	255,859	242,814

Total goodwill and other intangible assets	$2,161,839	$1,614,589	$1,473,190

Activity related to goodwill and other intangible assets by business segment was as follows:

( in thousands )	Scripps Networks	Newspapers	Broadcast Television	Shop At Home	Shopzilla	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2003	$141,201	$783,464	$219,367	$30,135		$18	$1,174,185
Summit America acquisition				56,191			56,191

Balance as of September 30, 2004	$141,201	$783,464	$219,367	$86,326		$18	$1,230,376

Balance as of December 31, 2004	$254,689	$783,464	$219,367	$101,192		$18	$1,358,730
Business acquisitions		5,537			$411,844		417,381
Adjustment of purchase price allocations	(14,187)			(303)			(14,490)

Balance as of September 30, 2005	$240,502	$789,001	$219,367	$100,889	$411,844	$18	$1,761,621

Amortizable intangible assets:
Balance as of December 31, 2003	$1,110	$3,333	$999	$2,186			$7,628
Summit America acquisition			1,320				1,320
Reclassification from indefinite-lived intangible assets		26,748					26,748
Other additions		200	50				250
Amortization	(445)	(519)	(58)	(1,488)			(2,510)

Balance as of September 30, 2004	$665	$3,014	$27,739	$2,018			$33,436

Balance as of December 31, 2004	$29,762	$2,907	$27,441	$4,300			$64,410
Business acquisitions		1,760			$140,000		141,760
Adjustment of purchase price allocations	14,399			303			14,702
Other additions		200	2	1			203
Amortization	(2,482)	(498)	(880)	(1,317)	(7,329)		(12,506)

Balance as of September 30, 2005	$41,679	$4,369	$26,563	$3,287	$132,671		$208,569

Other indefinite-lived intangible assets:
Balance as of December 31, 2003	$919	$1,153	$52,370	$1,050			$55,492
Reclassification to amortizable intangible assets			(26,748)				(26,748)
Other additions		15					15
Summit America acquisition			180,450				180,450

Balance as of September 30, 2004	$919	$1,168	$25,622	$181,500			$209,209

Balance as of December 31, 2004	$919	$1,168	$25,622	$163,600			$191,309
Adjustment of purchase price allocations	200						200

Balance as of September 30, 2005	$1,119	$1,168	$25,622	$163,600			$191,509

The goodwill acquired in the GAC acquisition and $27 million of the goodwill acquired in the Summit America acquisition is expected to be deductible for income tax purposes.

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

Intangible assets acquired in the GAC acquisition are primarily network distribution relationships, which are amortized over periods of up to 15 years. Final appraisals of the assets acquired and liabilities assumed were received in the fourth quarter of 2005.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $9.1 million for the remainder of 2005, $34.5 million in 2006, $34.5 million in 2007, $34.3 million in 2008, $33.6 million in 2009, $16.1 million in 2010 and $46.5 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Cost of programs available for broadcast	$884,280	$784,404	$780,098
Accumulated amortization	628,606	525,257	534,936

Total	255,674	259,147	245,162
Progress payments on programs not yet available for broadcast	80,770	49,387	64,719

Total programs and program licenses	$336,444	$308,534	$309,881

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $301 million at September 30, 2005. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $59.0 million in the third quarter of 2005 and $50.5 million in the third quarter of 2004. Year to date progress payments and capitalized programs totaled $160 million in 2005 and $153 million in 2004.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2005	$37,840	$13,729	$51,569
2006	108,661	86,148	194,809
2007	57,881	85,267	143,148
2008	35,225	69,015	104,240
2009	14,474	61,605	76,079
2010	1,585	53,159	54,744
Later years	8	13,018	13,026

Total	$255,674	$381,941	$637,615

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Network launch incentives	$316,721	$317,816	$322,114
Accumulated amortization	170,983	151,070	148,783

Net book value	145,738	166,746	173,331
Unbilled affiliate fees	31,736	27,084	26,422

Total unamortized network distribution incentives	$177,474	$193,830	$199,753

We capitalized network launch incentives totaling $1.2 million year-to-date in 2005 and $2.4 million year-to-date in 2004.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Amortization of network launch incentives	$7,194	$6,505	$19,913	$19,387

Estimated amortization for the next five years is as follows:
Remainder of 2005	$7,223
2006	28,317
2007	21,071
2008	23,411
2009	25,426
2010	16,832
Later years	23,458

Total	$145,738

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Variable-rate credit facilities, including commercial paper	$258,899	$82,766	$40,434
$100 million, 6.625% notes, due in 2007	99,971	99,960	99,957
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,599	99,527	99,503
$150 million, 4.30% notes, due in 2010	149,772
$200 million, 5.75% notes, due in 2012	199,154	199,060	199,028
Other notes	1,563	1,638	3,198

Total face value of long-term debt less discounts	858,958	532,951	492,120
Fair market value of interest rate swap	(1,065)	(265)	15

Total long-term debt	$857,893	$532,686	$492,135

We have Competitive Advance and Revolving Credit Facilities expiring in July 2009 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $450 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 3.7% at September 30, 2005, 2.3% at December 31, 2004, and 1.9% at September 30, 2004.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of September 30, 2005.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 4.2% at September 30, 2005, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

14. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities and minority interests consisted of the following:

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
Program rights payable	$30,025	$30,835	$37,955
Employee compensation and benefits	78,432	70,532	76,544
Network distribution incentives	24,354	44,309	47,227
Minority interests	73,523	73,629	60,539
Other	25,722	21,475	13,349

Total other liabilities and minority interests	232,056	240,780	235,614
Current portion of other liabilities	49,026	84,503	90,393

Other liabilities and minority interests (less current portion)	$183,030	$156,277	$145,221

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

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Nine months ended September 30,
( in thousands )	2005	2004
Other changes in certain working capital accounts, net:
Accounts receivable	$8,243	$3,007
Inventories	(5,050)	(2,247)
Accounts payable	(13,533)	5,657
Accrued income taxes	4,613	(24,903)
Accrued employee compensation and benefits	(432)	(28)
Accrued interest	1,208	(277)
Other accrued liabilities	6,195	10,851
Other, net	2,244	(4,137)

Total	$3,488	$(12,077)

16. EMPLOYEE BENEFIT PLANS

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
( in thousands)	2005	2004	2005	2004
Service cost	$4,666	$4,999	$13,829	$14,253
Interest cost	5,849	5,666	17,199	16,570
Expected return on plan assets, net of expenses	(8,078)	(8,041)	(22,617)	(19,113)
Net amortization and deferral	888	(79)	2,441	2,701

Total for defined benefit plans	3,325	2,545	10,852	14,411
Multi-employer plans	132	174	304	413
SERP	1,001	1,017	3,017	2,929
Defined contribution plans	1,908	1,751	5,717	5,310

Total	$6,366	$5,487	$19,890	$23,063

For the year-to-date period of 2005, we made required contributions of $0.6 million and voluntary contributions of $42.0 million to our defined benefit plans. We anticipate contributing $0.4 million to meet minimum funding requirements of our defined benefit plans during the remainder of fiscal 2005. During 2005, we have also contributed $2.0 million to fund current benefit payments for our non-qualified SERP plan. We anticipate contributing an additional $0.6 million to fund the SERP’s benefit payments during the remainder of fiscal 2005.

17. SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services (See Note 1).

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

Information regarding our business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Segment operating revenues:
Scripps Networks	$209,062	$167,546	$655,915	$519,135

Newspapers:
Newspapers managed solely by us	173,857	165,744	536,725	518,940
Newspapers operated pursuant to JOAs	181	50	331	159

Total newspapers	174,038	165,794	537,056	519,099
Broadcast television	72,808	80,693	228,251	243,730
Shop At Home	79,370	63,439	268,382	203,725
Shopzilla	35,210		36,257
Licensing and other media	24,214	22,316	81,227	75,063

Total operating revenues	$594,702	$499,788	$1,807,088	$1,560,752

Segment profit (loss):
Scripps Networks	$87,943	$63,552	$292,345	$213,392

Newspapers:
Newspapers managed solely by us	43,410	45,040	152,806	149,206
Newspapers operated pursuant to JOAs	(1,812)	9,163	14,465	22,792

Total newspapers	41,598	54,203	167,271	171,998
Broadcast television	14,714	23,040	58,067	68,482
Shop At Home	(7,534)	(7,576)	(17,912)	(13,937)
Shopzilla	7,309		7,667
Licensing and other media	4,425	3,085	15,609	11,716
Corporate	(9,155)	(10,148)	(30,688)	(28,806)

Total segment profit	139,300	126,156	492,359	422,845
Depreciation and amortization of intangibles	(27,605)	(17,271)	(63,397)	(49,061)
Gain on sale of production facility				11,148
Gains (losses) on disposal of property, plant and equipment	(108)	(340)	(220)	(567)
Hurricane asset impairment losses		(160)		(160)
Interest expense	(12,136)	(7,149)	(27,067)	(22,816)
Interest and dividend income	3,758	118	4,340	1,648
Other investment results, net of expenses				14,674
Miscellaneous, net	414	121	344	124

Income from continuing operations before income taxes and minority interests	$103,623	$101,475	$406,359	$377,835

Depreciation:
Scripps Networks	$3,569	$3,083	$10,569	$8,224

Newspapers:
Newspapers managed solely by us	5,355	5,317	15,899	15,603
Newspapers operated pursuant to JOAs	310	295	919	877

Total newspapers	5,665	5,612	16,818	16,480
Broadcast television	4,688	4,864	13,845	14,186
Shop At Home	1,998	1,959	5,298	5,537
Shopzilla	1,994		2,046
Licensing and other media	221	175	664	495
Corporate	559	543	1,651	1,629

Total depreciation	$18,694	$16,236	$50,891	$46,551

Amortization of intangibles:
Scripps Networks	$1,112	$148	$2,482	$445

Newspapers:
Newspapers managed solely by us	97	107	298	319
Newspapers operated pursuant to JOAs	67	66	200	200

Total newspapers	164	173	498	519
Broadcast television	296	21	880	58
Shop At Home	300	693	1,317	1,488
Shopzilla	7,039		7,329

Total amortization of intangibles	$8,911	$1,035	$12,506	$2,510

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2005	2004	2005	2004
Additions to property, plant and equipment:
Scripps Networks	$8,780	$4,147	$13,552	$18,749

Newspapers:
Newspapers managed solely by us	3,646	4,930	8,900	19,146
Newspapers operated pursuant to JOAs	415	194	1,053	532

Total newspapers	4,061	5,124	9,953	19,678
Broadcast television	3,495	2,647	6,803	11,967
Shop At Home	2,916	1,490	6,872	4,529
Shopzilla	3,226		3,226
Licensing and other media	69	138	370	343
Corporate	871	770	2,477	1,338

Total additions to property, plant and equipment	$23,418	$14,316	$43,253	$56,604

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$56,437	$41,278	$157,359	$145,342
Newspapers	8,469		8,789
Shop At Home				228,686
Shopzilla	189		535,984
Investments	746	27	1,236	615

Total	$65,841	$41,305	$703,368	$374,643

Assets:
Scripps Networks			$1,106,562	$911,851
Newspapers:
Newspapers managed solely by us			1,097,641	1,088,259
Newspapers operated pursuant to JOAs			169,754	188,303

Total newspapers			1,267,395	1,276,562
Broadcast television			483,656	494,229
Shop At Home			361,172	352,072
Shopzilla			629,814
Licensing and other media			35,254	23,550
Investments			46,702	46,336
Corporate			126,093	126,474

Total assets of continuing operations			4,056,648	3,231,074
Discontinued operations			316	2,159

Total assets			$4,056,964	$3,233,233

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

18. STOCK COMPENSATION PLANS

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2003	10,347,790	$30.99	$9 - 47
Options granted during the period	2,121,700	49.31	49 - 54
Options exercised during the period	(1,061,308)	24.03	9 - 42
Options forfeited during the period	(137,980)	34.62	17 - 52

Options outstanding at September 30, 2004	11,270,202	$35.05	$9 - 54

Options outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54
Options granted during the period	1,858,700	46.88	46 - 51
Options exercised during the period	(1,063,578)	37.46	17 - 51
Options forfeited during the period	(68,427)	37.82	24 - 49

Options outstanding at September 30, 2005	11,885,429	$37.88	$13 - 54

Substantially all options granted prior to 2003 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1996 - expire in 2006	9,800	$13	$13.25	9,800	$13	$13.25
1997 - expire in 2007	239,100	17 - 21	17.58	239,100	17 - 21	17.58
1998 - expire in 2008	327,400	20 - 27	23.66	327,400	20 - 27	23.66
1999 - expire in 2009	767,800	21 - 25	23.55	767,800	21 - 25	23.55
2000 - expire in 2010	1,217,766	22 - 30	24.75	1,217,766	22 - 30	24.75
2001 - expire in 2011	1,437,198	29 - 35	32.13	1,437,198	29 - 35	32.13
2002 - expire in 2012	1,850,409	36 - 39	37.67	1,843,498	36 - 39	37.66
2003 - expire in 2013	2,061,559	40 - 46	40.10	1,395,882	40 - 46	40.07
2004 - expire in 2014	2,115,697	46 - 54	49.27	807,852	49 - 54	49.61
2005 - expire in 2013	1,858,700	46 - 51	46.88

Total options on number of shares	11,885,429	$13 - 54	$37.88	8,046,296	$13 - 54	$33.79

Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Price at Award Dates
		Weighted Average	Range of Prices
Unvested shares at December 31, 2003	605,936	$35.04	$22 - 47

Shares awarded during the period	133,580	48.72	47 - 53
Shares vested during the period	(225,190)	32.94	22 - 53
Shares forfeited during the period	(4)	26.04	26

Unvested shares at September 30, 2004	514,322	$39.61	$23 - 53

Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53

Shares awarded during the period	8,750	49.23	48 - 50
Shares vested during the period	(197,156)	44.62	35 - 52
Shares forfeited during the period	(2,500)	47.28	47

Unvested shares at September 30, 2005	263,048	$41.80	$23 - 53

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

Scripps Networks has sustained a period of rapid growth, successfully monetizing viewership gains, especially at its two more established networks, HGTV and Food Network. Strong upfront advertising sales at HGTV and Food, combined with a healthy scatter advertising market, has resulted in a prolonged period of strong, double digit profit and revenue growth that the company projects will continue through 2005. We also have successfully extended Scripps Networks brands to the Internet. The number of unique visitors to Scripps Networks’ Internet sites is up 45% year-over-year.

At Shop At Home, we are investing capital to develop an innovative electronic commerce business. Our vision for Shop At Home is to provide a pure electronic commerce environment for products and services that, in part, parallel the consumer categories targeted by our national television networks. Shop At Home’s revenue increases in 2005 reflect improvements we have made in both the quality and variety of products that we are offering to home shoppers. We are also continuing to build the business through the Internet. Traffic to the Shop At Home Internet site has nearly quadrupled from the same period last year.

During the second quarter of 2005, we completed the acquisition of Shopzilla. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a popular Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. The acquisition enables us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expands our electronic media platform.

At our newspapers, we are continuing efforts to strengthen the competitive position of our newspapers. In the third quarter, along with MediaNews Group, our joint operating partner in Denver, we decided to consolidate newspaper production operations from two plants into a single facility. The consolidation of facilities seeks to reduce costs and increase efficiencies for the production of both newspapers. In addition, we have introduced a number of new product initiatives. Examples include new zoned sections in Memphis and a popular Spanish-language publication in Ventura County. We are continuing to achieve significant increases in advertising revenues for these types of publications in hopes of offsetting some of the declines in traditional advertising revenue streams.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our five business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-40 through F-52.

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the quarter, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions. Third quarter net income was increased by $24.2 million, $.15 per share. In accordance with the provisions of Financial Accounting Standard (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of the Birmingham Post-Herald have been treated as a discontinued operation for all periods presented within our results of operations.

Consolidated Results of Continuing Operations - Consolidated results of continuing operations were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Operating revenues	$594,702	19.0%	$499,788	$1,807,088	15.8%	$1,560,752
Costs and expenses	(465,498)	(18.7)%	(392,075)	(1,366,077)	(14.6)%	(1,192,074)
Depreciation and amortization of intangibles	(27,605)	(59.8)%	(17,271)	(63,397)	(29.2)%	(49,061)
Gain on sale of production facility						11,148
Gains (losses) on disposal of property, plant and equipment	(108)	68.2%	(340)	(220)	61.2%	(567)
Hurricane recoveries (losses), net			(2,423)	1,892		(2,423)

Operating income	101,491	15.8%	87,679	379,286	15.7%	327,775
Interest expense	(12,136)	(69.8)%	(7,149)	(27,067)	(18.6)%	(22,816)
Equity in earnings of JOAs and other joint ventures	10,096	(51.2)%	20,706	49,456	(12.4)%	56,430
Interest and dividend income	3,758		118	4,340		1,648
Other investment results, net of expenses						14,674
Miscellaneous, net	414		121	344		124

Income from continuing operations before income taxes and minority interests	103,623	2.1%	101,475	406,359	7.5%	377,835
Provision for income taxes	34,458	7.4%	37,231	142,287	(4.1)%	136,662

Income from continuing operations before minority interests	69,165	7.7%	64,244	264,072	9.5%	241,173
Minority interests	11,729	(26.5)%	9,272	40,354	(38.3)%	29,175

Income from continuing operations	$57,436	4.5%	$54,972	$223,718	5.5%	$211,998

Income from continuing operations per basic diluted share of common stock	$.35	6.1%	$.33	$1.35	4.7%	$1.29

The increase in operating revenues was primarily due to the continued growth in advertising and network affiliate fee revenues at our national television networks and our June 2005 acquisition of Shopzilla. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases, wider distribution of our networks, and the impact of reaching several renewal agreements with cable television operators during September of 2004. Increases in operating revenues were also attributed to increases in merchandise sales at Shop At Home and continued improvement in help wanted and real estate classified advertising at our newspapers. These increases in revenue were partially offset by declines in revenue at our broadcast television stations attributed to the absence of political advertising.

Costs and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, increases in costs of merchandise sold at Shop At Home and increased personnel and infrastructure costs incurred to support the growth at Shop At Home, and the acquisition of Shopzilla. Employee benefit costs, particularly health care benefits, increased approximately $3.4 million year-over-year in the year to date period.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla, Summit America and Great American Country.

Operating results in 2004 include an $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. Net income was increased by $7.0 million, $.04 per share.

During the third quarter of 2004, certain of our Florida operations were affected by the impact of hurricanes. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Third quarter and year-to-date operating results in 2004 included asset impairment charges and restoration costs totaling $2.4 million related to these hurricanes. Net income was reduced by $1.5 million, $.01 per share.

During 2005, we reached agreement with insurance providers and other responsible third parties on certain of our property and business interruption claims resulting from hurricanes in 2004 and recorded insurance recoveries of $2.2 million. These insurance recoveries were partially offset by additional estimated losses of $0.3 million recorded in 2005. Year-to-date net income in 2005 was increased by $1.2 million, $.01 per share. Our affected newspapers have filed a claim with the insurance providers seeking recoveries of $3.1 million for property and business interruption losses. We are currently in discussions with our insurance providers to negotiate the final settlement. Insurance recoveries for these claims will not be recorded until settlement agreements are reached with the insurance providers.

Certain of our Florida operations were also affected by the impact of hurricane Wilma. Operations at our affected businesses have been interrupted and damage has been incurred that may result in restoration costs and asset impairment losses being recorded in the fourth quarter of 2005.

Interest expense includes interest incurred on our outstanding borrowings and interest incurred on deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased during the quarter and year-to-date periods due to higher average debt levels attributed to the Shopzilla acquisition. The average balance of outstanding borrowings was $616 million in the year-to-date period of 2005 compared with $513 million in the year-to-date period of 2004 and $875 million in the third quarter of 2005 compared with $516 million in the third quarter of 2004.

In the third quarter of 2005, the management committee of the Denver News Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s third quarter depreciation expense, resulting in a $9.1 million decrease in our equity in earnings from JOAs. Third quarter net income was decreased by $5.7 million, $.03 per share. The increased depreciation is expected to decrease equity in earnings from JOAs by $11.3 million in the fourth quarter of 2005 and approximately $3 million in each remaining quarter until the second quarter of 2007.

Interest and dividend income increased in the third quarter and year-to-date periods as a result of $3.0 million of interest income due to us a result of favorable court rulings with respect to certain disputes with the Internal Revenue Service.

Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million, $.06 per share.

Information regarding our effective tax rate is a follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Income from continuing operations before income taxes and minority interests as reported	$103,623	2.1%	$101,475	$406,359	7.5%	$377,835
Income allocated to non-controlling interests	11,109		8,593	36,839		27,198

Income allocated to Scripps	$92,514		$92,882	$369,520		$350,637

Provision for income taxes	$34,458	7.4%	$37,231	$142,287	(4.1)%	$136,662

Effective income tax rate as reported	33.3%		36.7%	35.0%		36.2%
Effective income tax rate on income allocated to Scripps	37.2%		40.1%	38.5%		39.0%

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

The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full year period we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax.

The American Jobs Creation Act of 2004 (“AJCA”) provides a tax deduction for qualifying domestic production activities. During the third quarter, we completed an evaluation of our business’ qualifying production activities and increased our estimated tax deduction. Primarily due to this change in estimate, we reduced our expected annual effective income tax rate from 35.8% to 35.5%. The effects of changes made to the estimated effective income tax rate for the full year during a quarter are reflected in the tax provision for that quarter. This change in estimate reduced our third quarter 2005 tax provision by $2.3 million, $.01 per share. Our estimated tax deduction for qualifying domestic production activities is subject to further adjustment for, among other things, the adoption of final regulations by the United States Department of the Treasury (“Treasury”). Proposed regulations were issued by the Treasury in October 2005.

Minority interest increased in the third quarter of 2005 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. We expect minority interest will be between $15 million and $16 million in the fourth quarter of 2005.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Scripps Networks	$209,062	24.8%	$167,546	$655,915	26.3%	$519,135

Newspapers:
Newspapers managed solely by us	173,857	4.9%	165,744	536,725	3.4%	518,940
Newspapers operated pursuant to JOAs	181		50	331		159

Total newspapers	174,038	5.0%	165,794	537,056	3.5%	519,099
Broadcast television	72,808	(9.8)%	80,693	228,251	(6.4)%	243,730
Shop At Home	79,370	25.1%	63,439	268,382	31.7%	203,725
Shopzilla	35,210			36,257
Licensing and other media	24,214	8.5%	22,316	81,227	8.2%	75,063

Total operating revenues	$594,702	19.0%	$499,788	$1,807,088	15.8%	$1,560,752

Segment profit (loss):
Scripps Networks	$87,943	38.4%	$63,552	$292,345	37.0%	$213,392

Newspapers:
Newspapers managed solely by us	43,410	(3.6)%	45,040	152,806	2.4%	149,206
Newspapers operated pursuant to JOAs	(1,812)		9,163	14,465	(36.5)%	22,792

Total newspapers	41,598	(23.3)%	54,203	167,271	(2.7)%	171,998
Broadcast television	14,714	(36.1)%	23,040	58,067	(15.2)%	68,482
Shop At Home	(7,534)		(7,576)	(17,912)	(28.5)%	(13,937)
Shopzilla	7,309			7,667
Licensing and other media	4,425	43.4%	3,085	15,609	33.2%	11,716
Corporate	(9,155)	9.8%	(10,148)	(30,688)	(6.5)%	(28,806)

Total segment profit	139,300	10.4%	126,156	492,359	16.4%	422,845
Depreciation and amortization of intangibles	(27,605)	(59.8)%	(17,271)	(63,397)	(29.2)%	(49,061)
Gain on sale of production facility						11,148
Gains (losses) on disposal of property, plant and equipment	(108)	68.2%	(340)	(220)	61.2%	(567)
Hurricane asset impairment losses			(160)			(160)
Interest expense	(12,136)	(69.8)%	(7,149)	(27,067)	(18.6)%	(22,816)
Interest and dividend income	3,758		118	4,340		1,648
Other investment results, net of expenses						14,674
Miscellaneous, net	414		121	344		124

Income from continuing operations before income taxes and minority interests	$103,623	2.1%	$101,475	$406,359	7.5%	$377,835

The increase in Licensing and other media’s revenues for the year-to-date period is primarily attributed to the renewals of multi-year license agreements with the ABC Television Network for certain of our Peanuts animated films.

Discussions of the operating performance of each of our reportable business segments begin on page F-42.

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

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Scripps Networks:
Equity in earnings of joint ventures	$2,845	(12.4)%	$3,246	$7,578	1.4%	$7,474
Newspapers:
Equity in earnings of JOAs	7,269	(58.4)%	17,473	41,669	(15.0)%	49,044
Equity in earnings (loss) of joint ventures	(18)		(13)	209		(88)

Total equity in earnings of JOAs and other joint ventures	$10,096	(51.2)%	$20,706	$49,456	(12.4)%	$56,430

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Depreciation and amortization:
Scripps Networks	$4,681	(44.9)%	$3,231	$13,051	(50.5)%	$8,669

Newspapers:
Newspapers managed solely by us	5,452	(0.5)%	5,424	16,197	(1.7)%	15,922
Newspapers operated pursuant to JOAs	377	(4.4)%	361	1,119	(3.9)%	1,077

Total newspapers	5,829	(0.8)%	5,785	17,316	(1.9)%	16,999
Broadcast television	4,984	(2.0)%	4,885	14,725	(3.4)%	14,244
Shop At Home	2,298	13.3%	2,652	6,615	5.8%	7,025
Shopzilla	9,033			9,375
Licensing and other media	221	(26.3)%	175	664	(34.1)%	495
Corporate	559	(2.9)%	543	1,651	(1.4)%	1,629

Total	$27,605	(59.8)%	$17,271	$63,397	(29.2)%	$49,061

Gains (losses) on disposal of PP&E:
Scripps Networks			$3	$(25)

Newspapers:
Newspapers managed solely by us	$(84)		(226)	(222)		$(262)
Newspapers operated pursuant to JOAs						2

Total newspapers	(84)		(226)	(222)		(260)
Broadcast television	(23)		(117)	200		10,854
Shop At Home	(1)			(155)		(13)
Corporate				(18)

Gains (losses) on disposal of PP&E	$(108)		$(340)	$(220)		$10,581

Interest and dividend income:
Newspapers managed solely by us	$50	(20.6)%	$63	$194	2.1%	$190
Newspapers operated pursuant to JOAs	5		5	13	(18.8)%	16

Total newspapers	55	(19.1)%	68	207	0.5%	206
Summit America note						1,306
Corporate	3,453		22	3,844		98
Other	250		28	289		38

Total interest and dividend income	$3,758		$118	$4,340		$1,648

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

While we have employed similar development strategies with each of our networks, there can be no assurance DIY, Fine Living and GAC will achieve operating performances similar to HGTV and Food Network. There has been considerable consolidation among cable and satellite television operators, with the eight largest providing services to approximately 95% of the homes that receive cable and satellite television programming. At the same time, there has been an expansion in the number of programming services seeking distribution on those systems, with the number of networks more than doubling since 1996.

The networks utilize common facilities and certain sales, operational and support services are shared by the networks. Expenses directly attributable to the operations of a network are charged directly to that network. The costs of shared facilities and services are not allocated to individual networks.

Financial information for Scripps Networks is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Operating revenues:
HGTV	$106,201	19.7%	$88,694	$333,815	21.3%	$275,182
Food Network	80,013	20.1%	66,614	254,559	22.3%	208,067
DIY	11,055	42.2%	7,775	33,067	45.4%	22,749
Fine Living	6,382	48.9%	4,286	19,479	52.0%	12,811
GAC	3,857			10,808
Other	1,554		177	4,187		326

Total segment operating revenues	$209,062	24.8%	$167,546	$655,915	26.3%	$519,135

Contribution to segment profit (loss):
HGTV	$66,612	34.0%	$49,725	$216,831	32.4%	$163,800
Food Network	44,953	23.3%	36,445	147,500	30.4%	113,109
DIY	1,977		928	5,561	52.2%	3,653
Fine Living	(343)	86.2%	(2,488)	(558)	91.9%	(6,849)
GAC	(128)			(943)
Unallocated costs and other	(25,128)	(19.3)%	(21,058)	(76,046)	(26.1)%	(60,321)

Total segment profit	$87,943	38.4%	$63,552	$292,345	37.0%	$213,392

Homes reached in September (1):
HGTV				89,200	2.3%	87,200
Food Network				88,100	3.0%	85,500
DIY				35,000	16.7%	30,000
Fine Living				29,000	20.8%	24,000
GAC				39,000	40.8%	27,700

(1)	Approximately 94 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Advertising	$162,987	27.2%	$128,156	$524,558	28.6%	$408,042
Network affiliate fees, net	43,634	17.7%	37,073	125,233	19.8%	104,504
Other	2,441	5.4%	2,317	6,124	(7.1)%	6,589

Total segment operating revenues	209,062	24.8%	167,546	655,915	26.3%	519,135

Segment costs and expenses:
Employee compensation and benefits	28,439	(16.9)%	24,330	84,068	(19.6)%	70,305
Programs and program licenses	42,576	5.5%	45,031	128,390	(4.5)%	122,852
Other segment costs and expenses	52,949	(39.8)%	37,879	158,690	(32.2)%	120,060

Total segment costs and expenses	123,964	(15.6)%	107,240	371,148	(18.5)%	313,217

Segment profit before joint ventures	85,098	41.1%	60,306	284,767	38.3%	205,918
Equity in income of joint ventures	2,845	(12.4)%	3,246	7,578	1.4%	7,474

Segment profit	$87,943	38.4%	$63,552	$292,345	37.0%	$213,392

Supplemental Information:

Billed network affiliate fees	$48,074	11.9%	$42,956	$140,494	15.4%	$121,763

Network launch incentive payments	8,667		2,973	17,937		32,367

Payments for programming less (greater) than program cost amortization	(12,571)		3,172	(28,210)		(15,383)

Depreciation and amortization	4,681		3,231	13,051		8,669

Capital expenditures	8,780		4,147	13,552		18,749

Business acquisitions and other additions to long-lived assets	56,437		41,278	157,359		145,342

Advertising revenues increased due primarily to an increased demand for advertising time and higher advertising rates at our networks. Advertising revenues are expected to increase approximately 25% year-over-year in the fourth quarter of 2005.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. Affiliate fee revenue in 2005 was favorably affected by the completion of several renewal agreements with cable television operators that occurred during the third quarter of 2004. Network affiliate fees are expected to be about $41 million in the fourth quarter of 2005.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Scripps Networks.

Marketing efforts to promote our programming and to attract larger audiences led to the increase in other segment costs and expenses. Our continued investment in building viewership across all of our networks is expected to increase total segment expenses approximately 15% year-over-year in the fourth quarter of 2005.

Newspapers - We operate daily and community newspapers in 18 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Three of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Local	$37,212	(0.5)%	$37,416	$121,345	1.2%	$119,952
Classified	56,964	8.2%	52,629	172,791	5.6%	163,569
National	10,640	5.2%	10,115	31,417	4.4%	30,107
Preprint and other	34,780	11.5%	31,179	103,050	8.1%	95,370

Newspaper advertising	139,596	6.3%	131,339	428,603	4.8%	408,998
Circulation	30,650	(0.4)%	30,783	96,223	(1.9)%	98,135
Other	3,611	(0.3)%	3,622	11,899	0.8%	11,807

Total operating revenues	173,857	4.9%	165,744	536,725	3.4%	518,940

Segment costs and expenses:
Employee compensation and benefits	69,106	(8.0)%	63,972	201,613	(2.7)%	196,349
Newsprint and ink	20,304	(9.2)%	18,591	61,458	(5.1)%	58,452
Other segment costs and expenses	41,019	(10.4)%	37,139	121,187	(6.4)%	113,856

Total costs and expenses	130,429	(9.0)%	119,702	384,258	(4.2)%	368,657

Hurricane recoveries (losses), net			(989)	130		(989)

Contribution to segment profit before joint ventures	43,428	(3.6)%	45,053	152,597	2.2%	149,294
Equity in earnings (loss) of joint ventures	(18)		(13)	209		(88)

Contribution to segment profit	$43,410	(3.6)%	$45,040	$152,806	2.4%	$149,206

Supplemental Information:

Depreciation and amortization	$5,452		$5,424	$16,197		$15,922

Hurricane asset impairments			160			160

Capital expenditures	3,646		4,930	8,900		19,146

Business acquisitions and other additions to long-lived assets	8,469			8,789

Third quarter and year-to-date operating results in 2004 were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Advertising revenues at our other newspapers increased 2.0% year-over-year in the third quarter. The increase in advertising revenues was primarily due to increases in classified advertising and preprint and other advertising. The increase in classified advertising was primarily attributed to continued improvement in help wanted and real estate advertising. Excluding any impacts hurricane Wilma may have on our operations, we expect newspaper advertising revenue to increase between 4% and 6% year-over-year in the fourth quarter of 2005.

Increases in preprint and other advertising reflect the continued development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $6.5 million in the third quarter of 2005 compared with $3.8 million in the third quarter of 2004. Year-to-date Internet advertising revenues were $16.3 million in 2005 compared with $11.3 million in 2004. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Employee compensation and benefit expenses increased due primarily to higher employee benefit costs.

Increases in newsprint and ink costs reflect an increase in newsprint prices of approximately 10% that was partially offset by a 4% decrease in newsprint consumption.

The increases in other segment costs and expenses reflect costs associated with the development of new ancillary products and services.

Newspapers operated under Joint Operating Agreements (“JOAs”): In the third quarter of 2005, we reached an agreement with Advance Publications, Inc. to terminate the Birmingham joint operating agreement.

Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits and between 25% and 40% of the profits from the other two JOAs.

Operating results for our newspapers operated under JOAs were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Equity in earnings of JOAs included in segment profit:
Denver	$(1,614)		$8,706	$16,055	(32.8)%	$23,901
Cincinnati	6,100	1.5%	6,011	17,138	3.6%	16,540
Albuquerque	2,783	1.0%	2,756	8,476	(1.5)%	8,603

Total equity in earnings of JOAs included in segment profit	7,269	(58.4)%	17,473	41,669	(15.0)%	49,044
Operating revenues	181		50	331		159

Total	7,450	(57.5)%	17,523	42,000	(14.6)%	49,203

JOA editorial costs and expenses:
Denver	6,004	(9.3)%	5,495	18,198	(5.1)%	17,310
Cincinnati	2,178	(16.0)%	1,878	6,164	(4.0)%	5,929
Albuquerque	1,080	(9.4)%	987	3,173	(0.0)%	3,172

Total JOA editorial costs and expenses	9,262	(10.8)%	8,360	27,535	(4.3)%	26,411

JOAs contribution to segment profit:
Denver	(7,454)		3,242	(1,857)		6,698
Cincinnati	3,922	(5.1)%	4,132	10,974	3.4%	10,611
Albuquerque	1,720	(3.9)%	1,789	5,348	(2.5)%	5,483

Total JOA contribution to segment profit	$(1,812)		$9,163	$14,465	(36.5)%	$22,792

Supplemental Information:

Depreciation and amortization	$377		$361	$1,119		$1,077

Capital expenditures	415		194	1,053		532

Additional depreciation incurred by the Denver News Agency in the third quarter of 2005 reduced equity in earnings of JOAs by $9.1 million (See Note 5 to the Consolidated Financial Statements). The increased depreciation is expected to decrease equity in earnings from JOAs by $11.3 million in the fourth quarter of 2005 and approximately $3 million in each remaining quarter until the second quarter of 2007.

Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007.

Broadcast Television – Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 61 largest television markets in the U.S. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Operating results for broadcast television were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Local	$45,048	6.1%	$42,440	$142,665	4.2%	$136,904
National	23,780	(0.8)%	23,981	73,794	0.5%	73,462
Political	1,004	(90.2)%	10,206	1,482	(92.8)%	20,530
Network compensation	1,372	(35.7)%	2,135	4,209	(37.0)%	6,680
Other	1,604	(16.9)%	1,931	6,101	(0.9)%	6,154

Total segment operating revenues	72,808	(9.8)%	80,693	228,251	(6.4)%	243,730

Segment costs and expenses:
Employee compensation and benefits	30,355	(4.1)%	29,156	91,025	(0.5)%	90,584
Programs and program licenses	12,218	0.1%	12,228	35,680	0.2%	35,750
Other segment costs and expenses	15,521	(3.5)%	14,995	45,241	5.0%	47,640

Total segment costs and expenses	58,094	(3.0)%	56,379	171,946	1.2%	173,974

Hurricane recoveries (losses), net			(1,274)	1,762		(1,274)

Segment profit	$14,714	(36.1)%	$23,040	$58,067	(15.2)%	$68,482

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$227		$(147)	$(486)		$(728)

Depreciation and amortization	4,984		4,885	14,725		14,244

Capital expenditures	3,495		2,647	6,803		11,967

Third quarter and year-to-date operating results in 2004 were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Excluding political advertising, revenues at our other television stations decreased 0.7% year-over-year in the third quarter.

Broadcast television operating results are significantly affected by the political cycle. Excluding any impacts hurricane Wilma may have on our operations, total advertising revenue will be down approximately 12% to 14% year-over-year in the fourth quarter of 2005 due to political revenues earned in 2004 that will not repeat in 2005. Political advertising revenues were $21.0 million in the fourth quarter of 2004. Advertising revenues, excluding political, are expected to increase between 6% and 8% year-over-year in the fourth quarter of 2005.

Negotiations continue on new affiliation agreements for our six ABC affiliate stations. Five of our ABC affiliation agreements, whose expiration dates fell in 2004 and 2005, have been extended on a monthly basis under their original terms while negotiations proceed. The affiliation agreement of our remaining ABC affiliated station expires in 2006. Our ABC affiliates recognized $1.3 million of network compensation revenue in the third quarter of 2005 and $2.1 million in 2004. Year-to-date network compensation revenue was $4.0 million in 2005 and $6.5 million in 2004. We are unable to predict the amount of network compensation we may receive upon renewal of these agreements.

Shop At Home - On April 14, 2004, we completed our acquisition of Summit America. Summit America owned a 30% minority interest in Shop At Home and owned and operated five Shop At Home-affiliated broadcast television stations.

Shop At Home markets a range of consumer goods directly to television viewers and visitors to its Internet site. Programming is distributed on a full or part-time basis under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Affiliates are paid a fee (“network distribution fee”) based upon the number of cable and direct broadcast satellite households reached by the affiliate.

Retail merchandise sales provide substantially all of Shop At Home’s operating revenues and cost of merchandise sold and network distribution costs are the primary expenses. Shop At Home’s operating results are influenced by the distribution of the network, our ability to attract an audience, our selection and mix of product, and by consumers’ discretionary spending.

Operating results for Shop At Home were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2005	Change	2004	2005	Change	2004
Segment operating revenues:
Retail merchandise	$75,640	25.7%	$60,178	$256,241	33.6%	$191,824
Shipping and handling	3,516	15.5%	3,044	11,365	10.6%	10,279
Other	214	(1.4)%	217	776	(52.2)%	1,622

Total segment operating revenues	79,370	25.1%	63,439	268,382	31.7%	203,725

Segment costs and expenses:
Cost of merchandise sold	52,101	(26.1)%	41,308	177,497	(36.2)%	130,307
Network distribution fees	15,205	(4.7)%	14,516	45,792	(6.1)%	43,171
Employee compensation and benefits	8,792	(2.3)%	8,597	28,200	(17.2)%	24,070
Other segment costs and expenses	10,806	(63.9)%	6,594	34,805	(73.0)%	20,114

Total segment costs and expenses	86,904	(22.4)%	71,015	286,294	(31.5)%	217,662

Segment profit (loss)	$(7,534)	0.6%	$(7,576)	$(17,912)	(28.5)%	$(13,937)

Supplemental Information:

Interest and dividend income from Summit America						$1,306

Depreciation and amortization	$2,298		$2,652	$6,615		7,025

Capital expenditures	2,916		1,490	6,872		4,529

Business acquisitions and other additions to long-lived assets						228,686

We continue to implement our merchandising plan and electronic commerce strategy at Shop At Home, improving the mix, quality and appeal of products offered for sale both online and on air. Sales of products in the home and cookware categories increased by 81% in the year-to-date period of 2005 compared with the year-to-date period of 2004 and represent approximately 13% of total revenue in 2005.

Shop At Home programming reached an average full-time equivalent of 54.5 million homes in the third quarter of 2005, up from 51.2 million homes in the third quarter of 2004. Average revenue per full-time equivalent home was $6.67 for the twelve months ended September 30, 2005, compared with $5.57 for the previous year period.

Increases in other segment costs and expenses reflect additional costs to support Shop At Home’s growth. These costs include increases in the costs of facilities, outside services, uncollectible accounts receivable, marketing and consumer research costs.

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

Shopzilla - On June 27, 2005, we completed our acquisition of Shopzilla, Inc., a Web-based product comparison shopping service.

Shopzilla operates a comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a popular Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year.

Shopzilla earns revenue primarily from referral fees collected when consumers using the Shopzilla Web site click through to participating online retailers. Employee costs and marketing costs intended to attract traffic to our Web site are the primary expenses.

Shopzilla is a relatively new business operating in a competitive and constantly developing marketplace. Volatility is expected as the company grows and takes steps to capture marketshare and secure long-term relationships with consumers and merchants. Shopzilla’s operating results are influenced by our ability to attract traffic to our Web Site and to negotiate fees from our merchants.

Operating results for Shopzilla were as follows:

( in thousands )	Quarter Period 2005	Year-to-Date 2005
Segment operating revenues	$35,210	$36,257

Segment profit	$7,309	$7,667

Supplemental Information:

Depreciation and amortization	$9,033	$9,375

Capital expenditures	3,226	3,226

Business acquisitions and other additions to long-lived assets	189	535,984

Operating results for Shopzilla are included in our results of operations from the June 27, 2005 acquisition date. On a pro-forma basis, operating revenues nearly doubled year-over-year in the third quarter. Segment profit increased nearly six-fold.

Shopzilla is expected to generate segment profits of $13 million to $15 million in the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising provides approximately 65% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Nine months ended September 30,
( in thousands )	2005	2004
Net cash provided by continuing operating activities	$317,727	$257,585
Capital expenditures	(42,293)	(56,604)
Dividends paid, including to minority interests	(92,823)	(47,887)
Repurchase Class A Common shares	(26,790)
Employee stock option proceeds	28,017	25,726
Other financing activities	(4,028)	(4,156)

Cash flow available for acquisitions and debt repayment	$179,810	$174,664

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$524,641	$(166,734)
Other investing activity	260	3,367
Increase (decrease) in long-term debt	325,818	(16,871)

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities increased year-over-year due to the improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, GAC, video-on-demand and Shop At Home) was approximately $42 million for the year-to-date period of 2005. We expect cash flow from operating activities in 2005 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

In the third quarter of 2005, the management committee of the Denver JOA approved plans to consolidate the JOA’s newspaper production facilities and authorized the incurrence of up to $150 million of debt by the JOA to finance the building and equipment costs related to the consolidation. We own a 50% interest in the Denver JOA. Scripps and Media News Group (“MNG”), our Denver JOA partner, are not parties to the arrangement and have not guaranteed any of the Denver JOA’s obligations under the arrangement.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to provide cash distributions to the general partners equal to each partner’s share of the partnership tax liability. Cash distributions to Food Network’s non-controlling interests totaling $29.0 million were made for the first time in 2005. In prior years, available cash was used by the partnership to repay loans to its partners. We expect these cash distributions will be about $5 million in the fourth quarter of 2005.

We are authorized to repurchase up to 5 million of our Class A Common shares. In 2005, we have re-purchased 562,500 shares costing $27.9 million to offset the dilution resulting from our stock compensation programs. The stock repurchase program can be discontinued at any time.

We have a credit facility that permits $450 million in aggregate borrowings and expires in July 2009. Total borrowings under the facility were $259 million at September 30, 2005.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of September 30, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at September 30, 2005.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2005			As of December 31, 2004
( in thousands, except share data )	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$258,899	$258,899		$82,766	$82,766
$100 million, 6.625% notes, due in 2007	99,971	103,739		99,960	107,500
$50 million, 3.75% notes, due in 2008	50,000	48,935		50,000	49,735
$100 million, 4.25% notes, due in 2009	99,599	98,011		99,527	100,038
$150 million, 4.30% notes, due in 2010	149,772	146,865
$200 million, 5.75% notes, due in 2012	199,154	207,576		199,060	212,960
Other notes	1,563	1,334		1,638	1,440

Total long-term debt including current portion	$858,958	$865,359		$532,951	$554,439

Interest rate swap		$(1,065)			$(265)

Financial instruments subject to market value risk:
Time Warner (2,017,000 common shares)	$29,667	$36,525		$29,667	$39,227
Other available-for-sale securities	1,682	4,540		2,062	4,673

Total investments in publicly-traded companies	31,349	41,065		31,729	43,900
Other equity securities	5,710	(a	)	7,282	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

We completed the acquisition of Shopzilla, a leading online comparison shopping service, on June 27, 2005. This business represents a separate segment with total assets of $625 to $650 million as of September 30, 2005, subject to final asset valuation, and expected segment profits of $34 to $36 million for the full year 2005. It is also a separate control environment. We have excluded this segment from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended September 30, 2005.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item
12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1