Form 10-Q/A
period 2005-09-30
SCRIPPS E W CO /DE
filed 2005-11-10
CIK 832428

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

EXPLANATORY NOTE

This Amendment Number 1 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2005, as originally filed with the SEC on November 8, 2005, is being filed for the purpose of revising the column alignment of certain amounts reported in Note 10 to the Unaudited Consolidated Financial Statements and correcting a typographical error in the “Cash Flows from Operating Activities – Miscellaneous, net” line reported in the Unaudited Consolidated Statements of Cash Flows. The $6.9 million amount originally reported on the “Miscellaneous, net” line for the nine months ended September 30, 2005, was missing the parentheses indicating a use of cash. Total net cash provided by continuing operating activities, as originally filed, was not impacted by the revision to this line item. The registrant has also included herewith Exhibits 31(a), 31(b), 32(a), and (32(b) as required by the filing of this amendment. No other portion of the report on Form 10-Q as originally filed is being modified by this amendment.

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

THE E. W. SCRIPPS COMPANY

Dated: November 10, 2005	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONSOLIDATED BALANCE SHEETS

	As of
( in thousands )	September 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,879	$12,279	$14,738
Short-term investments	1,029	8,637
Accounts and notes receivable (less allowances - $18,285, $20,527, $17,804)	408,423	402,807	333,103
Programs and program licenses	163,452	139,082	145,909
Inventories	45,888	40,773	32,193
Deferred income taxes	30,131	17,242	21,218
Assets of discontinued JOA operations	316	2,703	2,159
Miscellaneous	21,676	20,068	37,536

Total current assets	694,794	643,591	586,856

Investments	222,323	234,030	236,307

Property, plant and equipment	515,332	496,194	496,173

Goodwill and other intangible assets:
Goodwill	1,761,621	1,358,730	1,230,376
Other intangible assets	400,218	255,859	242,814

Total goodwill and other intangible assets	2,161,839	1,614,589	1,473,190

Other assets:
Programs and program licenses (less current portion)	172,992	169,452	163,972
Unamortized network distribution incentives	177,474	193,830	199,753
Prepaid pension	62,983	32,179	36,349
Miscellaneous	49,227	40,984	40,633

Total other assets	462,676	436,445	440,707

TOTAL ASSETS	$4,056,964	$3,424,849	$3,233,233

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of
( in thousands, except share data )	September 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,707	$106,475	$100,346
Customer deposits and unearned revenue	54,798	52,689	49,584
Accrued liabilities:
Employee compensation and benefits	64,986	64,430	64,675
Network distribution incentives	8,576	42,468	43,663
Miscellaneous	98,351	71,413	61,332
Liabilities of discontinued JOA operations	3,001	1,073	3,615
Other current liabilities	36,634	36,810	25,119

Total current liabilities	368,053	375,358	348,334

Deferred income taxes	339,990	264,407	231,222

Long-term debt (less current portion)	857,893	532,686	492,135

Other liabilities and minority interests (less current portion)	183,030	156,277	145,221

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 127,027,297, 126,521,832; and 126,359,198 shares	1,270	1,265	1,264
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,668,226, 36,668,226 and 36,738,226 shares	367	367	367

Total	1,637	1,632	1,631
Additional paid-in capital	357,835	320,359	319,687
Stock compensation:
Performance awards and restricted stock units	3,717	789
Unvested restricted stock awards	(2,470)	(4,879)	(7,135)
Retained earnings	1,958,040	1,787,221	1,712,263
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	6,209	7,912	3,656
Pension liability adjustments	(18,495)	(18,495)	(14,713)
Foreign currency translation adjustment	1,525	1,582	932

Total shareholders’ equity	2,307,998	2,096,121	2,016,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,056,964	$3,424,849	$3,233,233

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

	Three months ended September 30,		Nine months ended September 30,
( in thousands, except per share data )	2005	2004	2005	2004
Operating Revenues:
Advertising	$374,120	$338,632	$1,176,190	$1,056,184
Merchandise	75,976	61,303	257,015	195,414
Network affiliate fees, net	43,634	37,073	125,233	104,504
Circulation	30,650	30,783	96,223	98,135
Referral fees	34,672		35,719
Licensing	19,492	17,209	57,372	59,805
Other	16,158	14,788	59,336	46,710

Total operating revenues	594,702	499,788	1,807,088	1,560,752

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	155,571	136,743	448,372	412,625
Programs and program licenses	54,794	57,259	164,070	158,602
Costs of merchandise sold	52,112	41,967	177,538	131,878
Marketing and advertising	41,310	16,090	99,115	57,912
Newsprint and ink	20,304	18,591	61,458	58,452
JOA editorial costs and expenses	9,262	8,360	27,535	26,411
Other costs and expenses	132,145	113,065	387,989	346,194

Total costs and expenses	465,498	392,075	1,366,077	1,192,074

Depreciation, Amortization, and Losses (Gains):
Depreciation	18,694	16,236	50,891	46,551
Amortization of intangible assets	8,911	1,035	12,506	2,510
Gain on sale of production facility				(11,148)
Losses (gains) on disposal of property, plant and equipment	108	340	220	567
Hurricane losses (recoveries), net		2,423	(1,892)	2,423

Net depreciation, amortization and losses (gains)	27,713	20,034	61,725	40,903

Operating income	101,491	87,679	379,286	327,775
Interest expense	(12,136)	(7,149)	(27,067)	(22,816)
Equity in earnings of JOAs and other joint ventures	10,096	20,706	49,456	56,430
Interest and dividend income	3,758	118	4,340	1,648
Other investment results, net of expenses				14,674
Miscellaneous, net	414	121	344	124

Income from continuing operations before income taxes and minority interests	103,623	101,475	406,359	377,835
Provision for income taxes	34,458	37,231	142,287	136,662

Income from continuing operations before minority interests	69,165	64,244	264,072	241,173
Minority interests	11,729	9,272	40,354	29,175

Income from continuing operations	57,436	54,972	223,718	211,998
Income from discontinued operations, net of tax	24,720	622	26,038	539

Net income	$82,156	$55,594	$249,756	$212,537

Net income per basic share of common stock:
Income from continuing operations	$.35	$.34	$1.37	$1.31
Income from discontinued operations	0.15	0.00	0.16	0.00

Net income per basic share of common stock	$.50	$.34	$1.53	$1.31

Net income per diluted share of common stock:
Income from continuing operations	$.35	$.33	$1.35	$1.29
Income from discontinued operations	0.15	0.00	0.16	0.00

Net income per diluted share of common stock	$.50	$.34	$1.51	$1.29

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Nine months ended September 30,
( in thousands )	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$223,718	$211,998
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	63,397	49,061
Gain on sale of production facility, net of deferred income tax		(7,773)
Investment gains, net of deferred income tax		(9,695)
Other effects of deferred income taxes	21,065	23,483
Tax benefits of stock compensation plans	9,390	10,758
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	10,282	5,539
Stock and deferred compensation plans	15,075	6,944
Minority interests in income of subsidiary companies	40,354	29,175
Affiliate fees billed greater than amounts recognized as revenue	15,261	17,259
Network launch incentive payments	(17,937)	(32,367)
Payments for programming less (greater) than program cost amortization	(28,696)	(16,111)
Prepaid and accrued pension expense	(30,804)	(21,500)
Other changes in certain working capital accounts, net	3,488	(12,077)
Miscellaneous, net	(6,866)	2,891

Net cash provided by continuing operating activities	317,727	257,585
Net cash provided by discontinued operating activities	30,353	2,085

Net operating activities	348,080	259,670

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(548,659)	(180,957)
Additions to property, plant and equipment	(42,293)	(56,604)
Decrease in short-term investments, net of effects of acquiring Shopzilla	19,887
Sale of long-term investments	4,131	14,223
Proceeds from sale of production facility		3,000
Miscellaneous, net	260	367

Net investing activities	(566,674)	(219,971)

Cash Flows from Financing Activities:
Increase in long-term debt	325,896
Payments on long-term debt	(78)	(16,871)
Dividends paid	(52,363)	(46,796)
Dividends paid to minority interests	(40,460)	(1,091)
Repurchase Class A Common shares	(26,790)
Proceeds from employee stock options	28,017	25,726
Miscellaneous, net	(4,028)	(4,156)

Net financing activities	230,194	(43,188)

Increase (decrease) in cash and cash equivalents	11,600	(3,489)

Cash and cash equivalents:
Beginning of year	12,279	18,227

End of period	$23,879	$14,738

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$25,967	$23,011
Income taxes paid	107,093	120,091
Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations		48,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended September 30
As of December 31, 2003	$1,619	$277,569	$(4,894)	$1,546,522	$1,715	$1,822,531
Comprehensive income:
Net income				212,537		212,537	$55,594

Unrealized gains (losses), net of tax of ($1,732) and ($1,370)					(3,220)	(3,220)	(2,545)
Adjustment for losses (gains) in income, net of tax of ($4,611) and ($38)					(8,563)	(8,563)	(71)

Change in unrealized gains (losses)					(11,783)	(11,783)	(2,616)
Currency translation, net of tax of $105 and $211					(57)	(57)	285

Total				212,537	(11,840)	200,697	$53,263

Dividends: declared and paid - $.2875 per share				(46,796)		(46,796)
Compensation plans, net: 1,231,718 shares issued;
70,414 shares repurchased	12	31,360	(2,241)			29,131
Tax benefits of compensation plans		10,758				10,758

As of September 30, 2004	$1,631	$319,687	$(7,135)	$1,712,263	$(10,125)	$2,016,321

As of December 31, 2004	$1,632	$320,359	$(4,090)	$1,787,221	$(9,001)	$2,096,121
Comprehensive income:
Net income				249,756		249,756	$82,156

Unrealized gains (losses), net of tax of $1,340 and ($1,014)					(2,594)	(2,594)	1,888
Adjustment for losses (gains) in income, net of tax of ($480) and $0					891	891

Change in unrealized gains (losses)					(1,703)	(1,703)	1,888
Currency translation, net of tax of ($199) and ($374)					(57)	(57)	621

Total				249,756	(1,760)	247,996	$84,665

Dividends: declared and paid—$.32 per share				(52,363)		(52,363)
Repurchase 562,500 Class A Common shares	(6)	(1,322)		(26,574)		(27,902)
Compensation plans, net: 1,133,929 shares issued;
63,464 shares repurchased; 2,500 shares forfeited	11	29,408	5,337			34,756
Tax benefits of compensation plans		9,390				9,390

As of September 30, 2005	$1,637	$357,835	$1,247	$1,958,040	$(10,761)	$2,307,998

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