Form 10-K
period 2005-12-31
SCRIPPS E W CO /DE
filed 2006-03-16
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Shares of the registrant held by non-affiliates of the registrant, based on the $48.80 per share closing price for such stock on June 30, 2005, was approximately $4,258,000,000. All Class A Common Shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of February 28, 2006, there were 127,026,354 of the registrant’s Class A Common Shares, $.01 par value per share, outstanding and 36,668,226 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2006 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report on Form 10-K for the Year Ended December 31, 2005

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

PART I

Item 1. Business

We are a diverse media concern with interests in national television networks (“Scripps Networks”), newspaper publishing, broadcast television, television retailing (“Shop At Home”), online comparison shopping (“Shopzilla”), interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page F-11 of this Form 10-K and in Note 1 on page F-37 and Note 17 on page F-48 of this Form 10-K.

Scripps Networks

Scripps Networks includes five national lifestyle television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). We conceived of and launched HGTV, DIY and Fine Living. We acquired controlling interest in Food Network in 1997. We acquired GAC in the fourth quarter of 2004. Scripps Networks produced approximately 36% of our total operating revenues in 2005, up from 29% in 2003.

Scripps Networks also includes our online channels, HGTVPro.com and HGTVKitchenDesign.com, and our 12% interest in FOX Sports Net South, a regional television network. In addition, our networks operate internationally through licensing agreements and joint ventures with foreign entities. All of our national television networks are targeted, lifestyle-oriented networks. HGTV began telecasting in 1994 and is successfully attracting viewers and serving advertisers by airing a full schedule of quality, original programming related to home repair, decorating, design, remodeling, and crafts. Food Network began telecasting in 1993. Programming hits such as “Iron Chef”, “Emeril Live!” and “30-Minute Meals” have raised the network’s public profile and increased viewer interest and advertiser demand. DIY began telecasting in 1999 and features detailed how-to, step-by-step programming and information on a variety of topics including autos and boats, crafts, gardening, hobbies, home building, home improvement and woodworking. Fine Living, which began telecasting in March 2002, features television programming and Web site content designed to appeal to viewers and Internet users looking for information on quality life experiences, consumer products and consumer services. Programming concentrates on a variety of related lifestyle categories including adventure, personal space, transportation, everyday living and favorite things. We acquired GAC in the fourth quarter of 2004. GAC is a 24-hour country music video network that began telecasting in 1996. GAC’s programming primarily features country music videos complemented by talk shows, celebrity interviews, exclusive performances and general lifestyle information.

Our initial focus in launching a network is to gain distribution on cable and satellite television systems. To obtain long-term distribution contracts, we may make cash payments to cable and satellite television systems, provide an initial period in which a system’s affiliate fee payments are waived, or do both. We also create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness.

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

Once a network is fully distributed, our strategy primarily focuses on optimizing the network’s ratings, revenue and profitability. We believe continuing investments in the high quality original programming and promotion of that programming are the primary drivers of ratings, revenue and profitability of a fully-distributed network.

HGTV and Food are generally distributed on the most widely available programming tiers offered by cable and satellite television systems. Each network reaches substantially all cable and satellite television households.

We continue to build the distribution of DIY, Fine Living and GAC. DIY, Fine Living and GAC are each among the top twelve cable television networks in terms of subscriber growth. Distribution on the most widely available basic cable tier is limited and, accordingly, growth in the number of households reached by DIY, Fine Living and GAC is largely dependent on increases in the number of subscribers to the expanded digital programming tiers offered by cable and satellite television systems. We also continue to make investments in programming and promotion campaigns to increase viewer awareness of our developing networks. We expect to make additional investments in programming and marketing of DIY in preparation for its initial Nielsen ratings in the fourth quarter of 2006.

Our relationships and agreements with cable and satellite television system operators are critical to our business as they provide us both with subscription revenue and access to an audience from which to earn advertising revenues. We believe we have good relationships with the cable and satellite television system operators that distribute our networks. We have been a leader in providing video on demand and similar programming services those systems use to enhance their digital programming tier offerings to subscribers.

We have also emerged as a leader in providing content specifically formatted for the growing number of video-on-demand and broadband services. We own approximately 95% of our original television programming, which gives us the capability to reformat archived video content for other uses, including the Internet. HGTVPro.com, our online channel for the building industry was launched in 2005 with more than 100 videos and articles available on the site. The channel’s content is designed to appeal to professional builders, remodelers and contractors and includes professional-level best practices, tips and techniques of the industry, new product information, and trends in the industry. We have recently launched HGTVKitchenDesign.com, an online broadband programming service. We expect to continue to develop and launch additional broadband vertical networks within the shelter and food categories.

Advertising provided approximately 80% of Scripps Networks segment operating revenues in 2005. Advertising purchased on our networks usually seeks to promote nationally recognized consumer products and brands. We sell advertising time in both the up-front and scatter markets. The mix between the up-front and scatter markets is based upon a number of factors, including the demand for advertising time, economic conditions and pricing. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters.

Advertising is sold on the basis of audience size and demographics, price and effectiveness. We compete for advertising revenues with other local and national media, including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Audience size and demographics are directly related to the number of homes in which our networks can be viewed and our success in producing and promoting programming that is popular with our target audience. In reaching our target audience, we compete for consumers’ discretionary time with all other information and entertainment media. We believe we are a leader in providing advertisers with solutions to reach a range of audience demographics. Our lifestyle networks reach an audience that is highly interested in the products likely to be advertised on our networks. We also provide advertisers sponsorship opportunities and the availability to reach audiences through our broadband programming networks.

Cable and satellite television systems generally pay a per-subscriber fee in exchange for the right to distribute our programming. Revenue from affiliate fees has been increasing at a double digit rate as our networks have gained popularity and as introductory carriage agreements with cable system operators expire and are renegotiated at higher rates. Network affiliate fees provided 18% of Scripps Networks segment operating revenues in 2005.

We compete with other national television networks for distribution on cable and satellite television systems. While no assurance can be given regarding renewal of our distribution contracts or our ability to negotiate renewals with similar terms, we have not lost carriage upon expiration and have generally negotiated new agreements that provided an increase in the per-subscriber fee.

Programming accounted for approximately 35% of our networks’ segment costs and expenses in 2005. We produce original programming and acquire programming from a variety of independent production companies. We also license certain programming that airs on our networks. We believe there are adequate sources of creative and original programming to meet the needs of our networks.

Our networks require traffic systems to schedule programs and to insert advertisements within programs. We transmit our programming to cable and satellite television systems via satellite. Transponder rights are acquired under the terms of long-term contracts with satellite owners.

Labor costs accounted for approximately 23% of segment costs and expenses in 2005.

Our networks are also subject to varying degrees of regulation by the Federal Communications Commission (“FCC”). The FCC regulates the providers of cable and satellite television programming, and the programmers themselves through regulation of program licensing and regulations with respect to matters such as indecency. Recently, the FCC’s Media Bureau has conducted a notice of inquiry regarding the feasibility of offering cable and satellite television programming on an “a la carte” basis or in smaller bundles as a means of giving subscribers more choice and reducing the cost of such services to subscribers. While the FCC’s Media Bureau concluded a la carte sales would not reduce costs to most consumers and would harm programmers, it is possible the United States Congress may consider such proposals in the future. The regulation of programming is subject to the political process and has been in flux over the past decade. Further changes in law and the regulatory process should be anticipated and there can be no assurance that our business would not be adversely affected by any change in future legislation, new regulation or deregulation.

Newspapers

We operate daily and community newspapers in 18 markets in the United States. Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). We also own and operate the Washington-based Scripps Media Center, home to the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. All of our newspapers subscribe to the wire service.

Newspaper operations are expanded into new markets primarily through the acquisition of daily newspapers. We grow in our existing markets through start-ups and acquisitions of niche weekly and specialty publications. In 2005, we acquired several newspapers and other publications in areas contiguous to our existing newspaper markets for approximately $8.5 million.

Our newspapers contributed approximately 29% of our company’s total operating revenues in 2005, down from 37% in 2003.

Newspapers managed solely by us – Information regarding the markets in which we publish and solely manage daily newspapers and the circulation of these daily newspapers is as follows:

(in thousands) (1) Newspaper	2005	2004	2003	2002	2001
Abilene (TX) Reporter-News	30	33	33	34	35
Anderson (SC) Independent-Mail	36	37	38	39	39
Boulder (CO) Daily Camera	32	33	33	33	34
Corpus Christi (TX) Caller-Times	50	58	61	63	63
Evansville (IN) Courier & Press	66	66	69	69	70
Henderson (KY) Gleaner	10	10	10	11	10
Kitsap (WA) Sun	30	30	30	31	33
Knoxville (TN) News-Sentinel	117	120	121	118	121
Memphis (TN) Commercial Appeal	165	172	173	172	170
Naples (FL) Daily News	58	57	57	56	55
Redding (CA) Record-Searchlight	35	35	35	35	34
San Angelo (TX) Standard-Times	25	26	27	28	28
Treasure Coast (FL) News/Press/Tribune	100	102	100	98	98
Ventura County (CA) Star	89	92	93	94	92
Wichita Falls (TX) Times Record News	30	32	32	32	34

Total Daily Circulation	873	902	911	912	914

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands ) (1) Newspaper	2005	2004	2003	2002	2001
Abilene (TX) Reporter-News	40	42	42	44	44
Anderson (SC) Independent-Mail	41	43	44	44	45
Boulder (CO) Daily Camera	39	40	40	41	41
Corpus Christi (TX) Caller-Times	71	76	78	80	81
Evansville (IN) Courier & Press	89	92	97	97	98
Henderson (KY) Gleaner	11	12	12	12	12
Kitsap (WA) Sun	33	33	34	36	37
Knoxville (TN) News-Sentinel	150	153	155	154	156
Memphis (TN) Commercial Appeal	216	236	235	234	232
Naples (FL) Daily News	70	69	69	68	67
Redding (CA) Record-Searchlight	39	39	40	40	39
San Angelo (TX) Standard-Times	30	31	32	33	34
Treasure Coast (FL) News/Press/Tribune (2)	112	115	113	111	110
Ventura County (CA) Star	100	106	107	107	105
Wichita Falls (TX) Times Record News	35	36	36	37	39

Total Sunday Circulation	1,075	1,123	1,133	1,137	1,142

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News, and the Treasure Coast News/Press-Tribune which are from the Statements for the twelve-month periods ended September 30.
(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Our newspaper publishing strategy seeks to create local media franchises anchored by the market’s principal daily newspaper. Each newspaper manages its own news coverage, sets its own editorial policies and establishes local business practices. Our corporate staff sets the basic business, accounting and reporting policies, and provides other services and quality control.

We believe each of our newspapers has an excellent reputation for journalistic quality and content and that our newspapers are the leading source of local news and information in their markets. This strong brand recognition attracts readers and provides access to an audience from which to earn advertising revenues.

Over the years we have supplemented our daily newspapers with an array of niche products, including direct-mail advertising, total market coverage publications, zoned editions, youth-oriented and Spanish language specialty publications, and event-based publications. These product offerings allow existing advertisers to reach their target audience in multiple ways, while also giving us an attractive portfolio of products with which to acquire new clients, particularly small and mid-sized advertisers. While we strive to make such publications profitable in their own right, they also help retain advertising in the daily newspaper.

Our newspapers also operate leading local Internet sites, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising, particularly classified advertising has become one of the fastest growing revenue sources at our newspapers. Together with the mass reach of the daily newspaper, the Internet sites and niche publications enable us to maintain our position as a leading media outlet in each of our newspaper markets.

To protect and enhance our market position we must continually launch new products, offer good, relevant local content, ensure quality service, invest in new technology and cross-brand our newspapers, Internet sites and niche publications. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video or audio.

Advertising provided 80% of newspaper segment operating revenues in 2005. Newspaper advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, are classified into one of three categories: local, classified or national. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. Classified sections are typically found in the back of the paper. National ROP refers to any advertising purchased by businesses that operate beyond our local market and who typically procure advertising from numerous newspapers by using advertising agency services. Preprint advertisements are generally printed by advertisers and inserted into the newspaper. Internet advertising ranges from simple static banners and listings appearing on a Web page to more complex, interactive, animated and video advertisements.

Typically, because it generates the largest circulation and readership, advertising rates and volume are higher on Sundays. Due to increased demand in the spring and Christmas seasons, the first and third quarters have lower advertising revenues than the second and fourth quarters.

Advertising revenues on a given volume of local and national ROP advertisements are generally greater than the revenues earned on the same volume of preprinted and other advertisements. Most of our newspaper markets have experienced a consolidation of retail department stores and the growth of discount retailers. Discount retailers do not traditionally rely on newspaper ROP advertising to deliver their commercial messages. The combination of these trends has resulted in a shift in advertiser demand away from the purchase of local ROP advertising and to the purchase of pre-printed advertising supplements. In response to the changing advertising trends, we have launched new products in each of our markets and continually work to upgrade our advertising sales force by providing advanced training and innovative sales strategies. These techniques have been effective in generating significant advertising sales from new customers and replacing lost advertising revenue.

Advertising is generally sold based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Each of our newspapers operate in highly competitive local media marketplaces, where advertisers and media consumers can choose from a wide range of alternatives, including other newspapers, radio, broadcast and cable television, magazines, Internet sites, outdoor advertising, directories and direct-mail products.

Circulation provided approximately 18% of newspaper segment operating revenues in 2005. Circulation revenues are produced from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines. Our newspapers seek to provide quality, relevant local news and information to their readers. We compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a provider of local news and information.

Labor costs accounted for approximately 52% of segment costs and expenses in 2005. Our workforce is comprised of a combination of non-union and union employees. See “Employees.”

We use computer systems to write, edit, compose and produce the papers.

Most of our newspapers are printed in 50-inch web format using offset and flexographic presses. We consumed approximately 136,000 metric tons of newsprint in 2005. Newsprint is a basic commodity and its price is subject to changes in the balance of worldwide supply and demand. Mill closures have decreased overall newsprint capacity and increased the likelihood of future price increases.

During 2002 we established Media Procurement Services (“MPS”), a wholly owned subsidiary company. MPS provides newsprint and other paper procurement services for both our newspapers and other non-affiliated newspapers and printers. By combining the purchasing requirements of several companies for newsprint and other services, MPS is able to negotiate more favorable pricing with newsprint producers. MPS purchases newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe our supply sources are sufficient.

Newspapers operated under JOAs – Three of our newspapers are operated pursuant to the terms of JOAs. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continued operation of both newspapers in that market.

Each newspaper maintains a separate and independent editorial operation.

Information regarding the markets in which we publish a daily newspaper pursuant to the terms of a JOA and the daily circulation of these newspapers are as follows:

(in thousands ) (1) Newspaper	2005	2004	2003	2002	2001
Albuquerque (NM) Tribune	12	13	15	16	17
Cincinnati (OH) Post	34	39	45	49	53
Denver (CO) Rocky Mountain News (2)	263	275	289	305	323

Total Daily Circulation	310	328	348	370	393

Sunday circulation information is as follows:

(in thousands ) (1) Newspaper	2005	2004	2003	2002	2001
Denver (CO) Rocky Mountain News (2)	725	751	786	789	801

(1)	Based on Audit Bureau of Circulation Publisher’s Statements for the six-month periods ended September 30.
(2)	The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation represents the Monday through Friday circulation of the Rocky Mountain News.

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett Co. Inc. (“Gannett”) has notified us of its intent to terminate the Cincinnati JOA upon its expiration in 2007.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The combined operations of the two Denver newspapers are jointly managed by each of the newspapers. We have no management responsibilities for the combined operations of the other two JOAs.

The operating profits earned from the combined operations of each newspaper in a JOA are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and about 20% to 25% share of the Cincinnati JOA profits.

Our share of the operating profits of the combined newspaper operations in each JOA market is affected by similar operational, economic and competitive factors included in the discussion of newspapers managed solely by us.

Broadcast Television

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 61 largest television markets in the U.S. Our television stations reach approximately 10% of the nation’s television households.

Historically, we have expanded our broadcast television operations into new markets through the acquisition of television stations currently in operation.

Our broadcast television stations provided approximately 13% of our total operating revenues in 2005, down from 16% in 2003.

Information concerning our broadcast television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Expires in/ DTV Service Commenced	FCC License Expires in		Rank of Mkt (1)	Stations in Mkt (3)	Percentage of U.S. Television Households in Mkt (5)	2005	2004	2003	2002	2001
WXYZ-TV	Detroit, Ch. 7 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	ABC 41	2010 1998	2005	(6)	11	9	1.8%	14 1	15 1	15 1	15 1	15 1
WFTS-TV	Tampa, Ch. 28 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	ABC 29	2010 1999	2013		12	12	1.6%	6 4	5 4	6 4	6 4	7 4
KNXV-TV	Phoenix, Ch. 15 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	ABC 56	2010 2000	2006		14	14	1.5%	7 5	5 5	6 5	6 5	6 5
WEWS-TV	Cleveland, Ch. 5 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	ABC 15	2010 1999	2005	(6)	16	11	1.4%	11 1	10 3	12 1	12 1	13 1
WMAR-TV	Baltimore, Ch. 2 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	ABC 52	2010 1999	2012		24	6	1.0%	7 3	7 3	7 3	7 3	7 3
KSHB-TV	Kansas City, Ch. 41 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	NBC 42	2010 2003	2006		31	8	0.8%	7 4	8 4	8 4	7 4	7 4
KMCI-TV	Lawrence, Ch. 38 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	Ind. 36	N/A 2003	2006		31	8	0.8%	2 8	2 7	2 7	1 7	2 7
WCPO-TV	Cincinnati, Ch. 9 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	ABC 10	2010 1998	2005	(6)	34	6	0.8%	13 2	13 2	13 2	12 2	12 2
WPTV-TV	W. Palm Beach, Ch. 5 Digital Service Status Average Audience Share (2), (7) Station Rank in Market (4), (7)	NBC 55	2010 2003	2005	(6)	39	9	0.7%	NA NA	16 1	16 1	17 1	16 1
KJRH-TV	Tulsa, Ch. 2 Digital Service Status Average Audience Share (2) Station Rank in Market (4)	NBC 56	2010 2002	2006		61	10	0.5%	8 3	8 3	10 3	11 3	11 3

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.
(2)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.
(3)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(4)	Station Rank in Market is based on Average Audience Share as described in (2).
(5)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.
(6)	Renewal application pending. Under FCC rules, a license automatically is extended pending FCC processing and granting of the renewal application. Historically, we have been successful in renewing our expiring FCC licenses.
(7)	November Nielsen survey for this market was not available due to the 2005 hurricanes.

Our broadcast television strategy is to optimize the ratings, revenue and profit potential of each of our stations. We believe that local news leadership and the effective promotion of network and syndicated programs are the primary drivers of the ratings, revenue and profitability of our stations. In addition, we operate Internet sites in each of our broadcast television markets. Our Internet sites provide supplemental news, weather, information and entertainment content. We also believe the opportunities afforded by digital media, such as digital multi-casting, streaming broadband, video-on-demand and podcasts of local news and information programs is important to our future success. We devote substantial energy and resources to integrating such media into our business.

National television networks offer a variety of programs to affiliated stations, which have a limited right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and may compensate affiliated stations for carrying network programming. Affiliated television stations may share in the cost of certain network programming, which is deducted from such compensation. We have reached agreement in principle on new affiliation agreements for our six ABC affiliated stations. The agreement will extend the ABC affiliation relationship for each of our stations through January 2010.

In addition to network programming, our broadcast television stations produce their own programming and air programming licensed from a number of different independent program producers and syndicators. News is the focus of our locally produced programming. To differentiate our programming from that of national networks available on cable and satellite television and other entertainment media, our stations have emphasized and increased hours dedicated to local news and entertainment.

The sale of local, national and political commercial spots accounted for 96% of broadcast television segment operating revenues in 2005. Automotive advertising provides approximately one-fourth of our local and national advertising revenues. In addition to advertising time, we also offer additional marketing opportunities, including sponsorships, community events, and advertising on our Internet sites.

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

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 20% of total segment costs and expenses in 2005.

Our broadcast television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Labor costs accounted for approximately 53% of segment costs and expenses in 2005.

Federal Regulation of Broadcasting – Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also exercises limited authority over broadcast programming by, among other things, requiring certain children’s programming and limiting commercial content therein, regulating the sale of political advertising, and restricting indecent programming.

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee’s performance. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules (as modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The current FCC rules also generally prohibit “cross ownership” of a television station and a daily newspaper in the same community. Our television station and daily newspaper in Cincinnati were owned by us at the time the cross-ownership rule was enacted and enjoy “grandfathered” status. These properties would become subject to the cross-ownership rule upon their sale.

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

The FCC has adopted a series of orders to implement a transition from the current analog system of broadcast television to a digital transmission system. It granted most television stations a second channel on which to begin offering digital service, and each of our broadcast stations now offers digital as well as analog broadcast service. Congress recently set February 17, 2009, as the firm deadline for completing the digital transition and the return of broadcasters’ analog spectrum.

A substantial number of technical, regulatory and market-related issues remain unresolved regarding the transition to digital television. These issues include the timeliness with which the FCC can allocate a final digital channel to each broadcast station and otherwise prepare for the return of spectrum now used for analog broadcasting; whether the FCC will adopt new rules affecting broadcasters’ use of their digital spectrum; when and how Congress or the FCC will further address cable and satellite carriage of digital programming; concerns over protecting broadcasters’ digital signal coverage and protecting digital broadcast signals from illegal copying and distribution; and uncertainty over the level of consumer demand for new digital services. We cannot predict the effect of these uncertainties on our offering of digital service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Our network-affiliated stations have generally elected to negotiate retransmission consent agreements, while independent station KMCI relies on must-carry rights. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station. While the FCC has announced that a television station’s primary digital video transmission will enjoy cable must-carry rights, the FCC has declined to require carriage of a digital signal in addition to the station’s analog signal or to require carriage of the multiple program streams that broadcasters can present with digital technology. The FCC has not yet addressed satellite carriers’ obligation to carry local station’s digital signals except per congressional direction in Hawaii and Alaska.

Shop At Home

In February 2006 we announced our intention to seek strategic alternatives for Shop At Home. Our intention is to maximize the value of the Shop At Home asset to our shareholders. Shop At Home produced approximately 14% of our company’s total operating revenues in 2005.

We acquired our initial 70% controlling interest in Shop At Home from Summit America Television, Inc. (“Summit America,” formerly Shop At Home, Inc.) in October 2002. In April 2004, we acquired Summit America, which included a 30% minority interest in Shop At Home and five Shop At Home-affiliated broadcast television stations. The Shop At Home acquisition provided us with an existing infrastructure and workforce with retailing expertise, enabling us to quickly gain scale in a growing television retailing industry. The 2004 acquisition of Summit America provided us with 100% ownership of Shop At Home and secured distribution of the network in Summit America’s television markets.

Our strategy upon acquiring Shop At Home was to expand and improve the quality of the distribution of the network, improve the quality and mix of merchandise offered for sale and to leverage our cable network brands to build consumer awareness of Shop At Home.

Shop At Home is distributed by broadcast television and cable and satellite television affiliates that reach approximately 57 million full-time equivalent households, and can be viewed in more than 154 television markets, including 95 of the 100 largest television markets in the United States.

In television retailing the ability to secure a critical mass of high-quality, full-time basic cable households is critical to success. Channel positions in the “basic cable tier” tend to be lower on the channel guide and are generally adjacent to the most heavily watched channels. Consequently, this distribution tends to average greater revenue per household reached than the digital, satellite or higher channel positions that are generally available in the leased or spot markets. Average revenue per household reached is lower in digital tiers due, in part, to the expanded choice of viewing options and fragmentation of audience share. In addition, carriage outside the basic cable tier is often available only on a part-time or overnight basis and often lacks the channel guide branding that is standard in the longer-term permanent channel placement in the basic cable tier.

Securing carriage in the basic cable tier is particularly challenging, as the industry leaders QVC and HSN already occupy such scarce capacity and cable television system operators are reluctant to add additional shopping channels in the basic tier. As a result, Shop At Home has primarily grown its distribution through national satellite carriers or through the acquisition of part-time or overnight carriage. Approximately 42% of Shop At Home’s carriage is provided by satellite television systems. These distribution issues have adversely impacted Shop At Home’s operating results and contributed to the segment’s recurring operating losses.

Due in part to the difficulty of securing high quality distribution in the basic cable tier we have undertaken an effort to build an online retail destination. Our Internet site provided approximately 16% of total Shop At Home revenues in 2005, up from 9% in 2003.

Substantially all of Shop At Home’s revenues are derived from the sale of merchandise and related shipping and handling charges. We market home accessories, cookware, jewelry, electronics, beauty, fitness, collectibles and other products to consumers. A show-host approach is used with the host conveying information about the products and demonstrating use of the products.

The mix of products offered depends on a variety of factors including price, availability and customer response. During 2005 we continued to implement our merchandising plan and electronic commerce strategy to increase the sale of higher margin merchandise in the home and cookware categories and reduce our dependence on electronics and collectibles.

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

Due to increased demand during the holiday season, merchandise sales in the fourth quarter are typically higher than in other quarters.

We compete with three other large public companies (QVC, HSN and ShopNBC) and many smaller television retailers. QVC, HSN and ShopNBC are in nearly all of the television markets where our programming is available. QVC and HSN are the revenue leaders in the industry and each reaches a larger percentage of U.S. television households than Shop At Home. We also compete with store, catalog and Internet retailers.

Merchandise and network distribution costs are the primary operating expenses for the segment. We purchase merchandise from numerous vendors and sources. We monitor product sales and revise our product offerings to maintain an attractive merchandising mix while continually evaluating new products and sources to broaden and enhance our product selection. While a variety of sources are available for most products we sell, two vendors in two different product categories supply us with merchandise that accounts for a total of approximately 30% of total merchandise costs incurred in 2005. Our business could be adversely affected if these vendors ceased supplying merchandise.

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

Shopzilla

On June 27, 2005, we completed our acquisition of Shopzilla, Inc., a Web-based product comparison shopping service. The acquisition of Shopzilla enabled us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expand our interactive media platform.

Shopzilla operates a comparison shopping service, available on proprietary Web sites, including Shopzilla.com and BizRate.com, in the United States. Shopzilla also operates the BizRate consumer feedback network that collects millions of consumer reviews of stores and products each year.

Shopzilla began operating comparison shopping sites serving the United Kingdom, France and Germany in 2004 and 2005. We expect to continue to extend the Shopzilla brand into international markets.

On a pro-forma basis, assuming we had owned Shopzilla for all of 2005; Shopzilla would have produced 6% of our total operating revenues.

Our comparison shopping service helps consumers find products offered for sale by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Consumers use our Internet site to search or browse for products and then narrow their product choices by the specific criteria that match their needs, including price quotes from multiple retailers, brand, product quality reviews, merchant quality reviews and various other category-specific attributes. Our comparison shopping service enables consumers to find and compare products and services online conveniently and effectively, reducing the need to visit the Internet sites of multiple online merchants. We provide consumers with a deep link to the Internet site of participating merchants, enabling consumers to quickly purchase products in which they have an interest. Our service enables merchants to generate sales cost-effectively by connecting them with consumers who are actively shopping.

Online shopping in the United States has increased dramatically in recent years. Concurrently Internet users are increasingly utilizing search engines and other tools that enhance their experience on the Internet. We believe Shopzilla is well positioned to benefit from such macro economic trends.

Shopzilla earns revenue primarily from lead referrals provided to participating online merchants. Lead referrals occur when consumers using our Internet sites click through to participating online retailers. Our operating results are influenced by our ability to cost-effectively attract consumers to our Internet sites and our ability to provide relevant product and merchant information to consumers.

Participating merchants generally list their products on our Internet sites under the terms of short-term contracts. We determine minimum prices per lead referral by category and subcategory. Participating merchants may choose to increase the amount they are willing to pay per lead referral, which may heighten the prominence of their listing on our service.

We monitor total lead referrals and the average revenue per lead referral. We make adjustments to the taxonomy used to deliver search results and the manner in which such results are displayed in order to increase the referrals we provide to participating merchants.

The volume of lead referrals and the average revenue per lead referral are influenced by factors such as seasonality and category mix. Due to an increase in online shopping during the holiday season, our revenues in the fourth quarter are typically higher than in other quarters.

Marketing costs intended to attract traffic to the Shopzilla Internet site and costs to operate and develop our Internet sites are our primary expenses.

Consumers come to our Internet site through links from general search engines and other Internet sites and by directly entering our Internet sites. We purchase performance-based advertising from search engines and other Internet sites to expose our brand to consumers who are researching purchases. This advertising generally consists of keyword-based purchases, generally pursuant to contracts which we may terminate on 30 days notice. We continually monitor our campaigns and adjust them to achieve better results. We also enter into distribution agreements with companies that wish to feature our comparison shopping content on their Web sites. We either pay these companies a cost-per-click fee, or share the revenues we charge our merchants when consumers link from these distribution partner Web sites to a merchant Web site.

We also promote Shopzilla on other Internet sites, including those operated by Scripps Networks, our newspapers and our broadcast television stations. We expect to continue to undertake promotion efforts to increase consumer awareness of the Shopzilla brand and to attract consumers directly to our comparison shopping sites.

We compete for both consumer and merchant users of our service. We compete for consumers on the basis of brand recognition, coverage of products and merchants, quality of information and ease of use. We compete for merchants on the basis of the quantity of lead referrals, the likelihood that those lead referrals will convert into purchases, our ability to help merchants measure the results of their marketing expenditures on our service, and our ability to help them optimize such expenditures. Any service that helps consumers find, compare or buy products and services is a competitor to us.

Several companies operate Internet sites that focus exclusively on providing comparison shopping services. These direct competitors include Shopping.com (operated by Ebay), NexTag and PriceGrabber (operated by Experian). Our technology enables us to list considerably more products than our competitors. We believe the ability to list a greater depth and breadth of products provides us a competitive edge by enabling us to expand into additional product categories and to list additional products within categories. We must continually upgrade our technology to maintain our competitive position.

We also face competition from general search engines and portals, such as Yahoo! and Google which serve as origination Web sites for consumers to find products and merchants. Yahoo! (through Yahoo! Shopping) and Google (through Froogle) also provide services similar to ours.

We also face indirect competition from online retailers, such as Amazon.com. Typically, online retailers serve as destination Web sites from which consumers directly buy products, but they typically have more limited product selection than we do and do not offer pricing, availability, and other information on products offered by other retailers. However, many online retailers are skilled at building customer loyalty and generating repeat business. Certain online retailers, including Amazon.com, also provide listings of products offered by other merchants.

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

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips, and retain the rights to license the characters. “Peanuts” provides approximately 95% of our licensing revenues. Licensing of comic characters in Japan provides approximately 45% of our international revenues, which are less than $60 million annually.

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

Employees

As of December 31, 2005, we had approximately 9,600 full-time equivalent employees, of whom approximately 5,400 were with newspapers, 1,100 with Scripps Networks, 1,600 with broadcast television, 1,000 with Shop At Home, 200 with Shopzilla and 100 with licensing and other media. Various labor unions represent approximately 1,100 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

Item 1a. Risk Factors

For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the most significant factors affecting our operations include the following:

Changes in economic conditions in the United States, the regional economies in which we operate or in specific economic sectors could adversely affect the profitability of our businesses.

Approximately 68% of our revenues in 2005 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices, resulting in a decrease in our advertising revenues. A decline in economic conditions could also impact consumers discretionary spending. Such a reduction in consumer spending may impact the volume of online shopping, which could adversely affect our comparison shopping business.

We derive a substantial portion of our advertising revenues from the automotive industry. For example, approximately 25% of total broadcast television advertising revenue came from the automotive category in 2005. A decline in advertising spending by auto manufacturers could adversely affect our advertising revenues.

Our traditional media businesses face substantial competition for advertising revenues with non-traditional digital media.

All of our advertising-supported businesses are subject to competition for advertising revenues. Competitors for advertising revenues include paid and free newspapers, magazines, broadcast, satellite and cable television, broadcast and satellite radio, video-on-demand services, Web sites, direct marketing and the Yellow Pages.

Competition for advertising revenue is increasingly intense with digital media platforms. The popularity of the Internet and low barriers to entry have led to a wide variety of alternatives available to advertisers and consumers. As media audiences fragment, advertisers are increasing the portion of their advertising budgets allocated to non-traditional media, such as Internet sites and search engines. Internet sites and search engines can offer more measurable returns than traditional media advertising through pay-for-performance and keyword-targeted advertising. We may also compete with companies that sell products and services online because these companies are trying to attract users to their Internet sites directly to search for information about their products and services.

In recent years, Internet sites dedicated to help wanted, real estate and automobile sales have become significant competitors for classified advertising. Entities with a large Internet presence are entering the classified market, heightening the risk of continued erosion. We may experience greater competition from specialized Internet sites in other areas, such as travel and entertainment advertising. Although the amount of advertising on our Internet sites has been increasing, we may experience a decline in advertising revenues if we are unable to attract advertising to our Internet sites in sufficient volume or at rates comparable to that of our traditional media businesses.

Television viewing audiences have fragmented, and further fragmentation could adversely affect our advertising revenues.

The expanded availability of digital cable television and the introduction of direct-to-home satellite distribution has greatly increased the options available to the viewing public. In addition, technological advancements in the video, telecommunications and data services industry is changing rapidly. Advances in technologies such as personal video recorders, video-on-demand and streaming video on broadband Internet connections enable viewers to time-shift programming or to skip commercial messages. These changes have subjected Scripps Networks and our broadcast television stations to increased competition and to new types of competition for both viewers and advertising revenues.

Continued fragmentation of the television audience and technological developments could affect the viewership levels of our businesses. Reductions in viewership levels could result in decreases in advertising revenues. Our ability to anticipate changes in, and adapt to, changes in technology and consumer tastes on a timely basis and exploit new sources of revenue from these changes is critical to our ability to increase our advertising revenues and to remain competitive.

We purchase keyword advertising on general search engines to attract consumers to our comparison shopping Internet site.

Many consumers access our service by clicking through search results displayed by Google, Yahoo! and other popular general search engines. Search engines typically provide two types of search results, algorithmic listings and purchased listings. We rely on both algorithmic and purchased listings to attract consumers to our comparison shopping Internet site.

Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. Modification of such algorithms may result in fewer consumers clicking through to our Internet site.

We also rely on purchased listings to attract consumers to our comparison shopping Internet site. Many general search engines also operate Internet shopping services. Modification or termination of our contractual relationships with general search engines to purchase keyword advertising could result in fewer consumers clicking through to our Internet site. We may incur additional expenses to replace this traffic.

Approximately 30% to 40% of our referral fee revenues in 2005 were with a general search engine and a change in this relationship could harm our business.

In August 2002, we entered into the first of three agreements with a general search engine to participate in its sponsored links program. Under each of these agreements, pursuant to a contractual agreement that expires in October 2008, we display listings from the search engine’s advertisers as a part of our service. We receive a share of the revenues earned by the search engine when consumers visit the advertisers’ websites. Our revenues could be affected if this agreement were not renewed upon expiration or if the agreement were not renewed on similar terms.

Advertising and referral fee revenues are subject to seasonal and cyclical variations.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters. Referral fee revenues are highest in the fourth quarter due in part to increased online shopping during the holiday season. In addition, advertising revenues in even-numbered years benefit from political advertising. If a short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of that business for the year.

Changes in public and consumer tastes and preferences for entertainment could reduce demand for our entertainment offerings and products and reduce profitability.

Our businesses create entertainment products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create content and programming that meets the changing preferences of the consumer market. The acceptance of our offerings and products and their success depends on our ability to predict and adapt to changing consumer tastes and preferences. If our product offerings do not achieve sufficient consumer acceptance, our share of the viewing audience may be adversely affected. Declines in such audience shares could result in a reduction in advertising revenue.

Scripps Networks is dependent upon the maintenance of distribution agreements with cable and satellite distributors on acceptable terms.

We enter into long-term contracts for the distribution of our networks on cable and satellite television systems. Our long-term distribution arrangements enable us to reach a large percentage of cable and direct broadcast satellite households across the United States. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose distribution rights.

The loss of a significant number of affiliation arrangements on basic programming tiers could reduce the distribution of HGTV and Food Network, thereby adversely affecting affiliate fee revenue and our ability to sell advertising or the rates we are able to charge for such advertising.

Our networks that are carried on digital tiers are dependent upon the continued upgrade of cable systems to digital capability and the public’s continuing acceptance of, and willingness to pay for upgrades to, digital cable, as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. In 1996, the two largest cable television system operators provided service to approximately 22% of households receiving cable or satellite television service. They provide service to approximately 45% of such households today, with the two largest satellite television operators providing service to an additional 28% of such households.

Continued consolidation within the industry could reduce the number of distributors available to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators.

Decreases, or slow growth, in circulation adversely affects our circulation revenues and also our advertising revenues.

In recent years the newspaper industry has had difficulty increasing circulation volume and revenues. Since 2001 the daily and Sunday circulation of our newspapers has declined approximately 5%. The declines are due, in part, to competition from other forms of media, particularly the Internet. Regular newspaper buying has declined, particularly among young people who increasingly rely on the Internet and other non-traditional media for news.

A prolonged decline in circulation copies could have an effect on the rate and volume of advertising revenues, which are dependent on the size and demographics of the audience we provide to our advertisers. To maintain our circulation base, we may incur additional costs. We may not be able to recover these costs through increased circulation and advertising revenues.

The loss of affiliation agreements could adversely affect our broadcast television stations’ results of operations.

Our broadcast television station business owns and operates ten television stations. Six of the stations are affiliated with ABC and three are affiliated with NBC. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming.

The non-renewal or termination of any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.

We continue to develop new products and services for evolving markets. There can be no assurance of the success of these efforts due to a number of factors, some of which are beyond our control.

There are substantial uncertainties associated with our efforts to develop new products and services for evolving markets, and substantial investments may be required. Initial timetables for the introduction and development of new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions.

We cannot be certain that we will be successful in integrating businesses we may acquire with our existing businesses.

We may grow through acquisitions in certain markets, and we may also consider the acquisition of businesses that fall outside our traditional lines of business. For example, in recent years we have acquired GAC, but have also acquired Shop At Home and Shopzilla which are outside our traditional lines of business. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by recent amendments to U.S. federal securities laws and regulations) until we have fully integrated those acquired businesses.

Macro economic factors may impede access to or increase the cost of financing our operations and investments.

Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

Sustained increases in costs of pension and employee health and welfare benefits may reduce our profitability.

Employee compensation and benefits accounts for approximately 33% of our total operating expenses. Our profitability is substantially affected by costs of pension benefits and other employee benefits. In recent years, we have experienced significant increases in these costs as a result of macro economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

We Could Suffer Losses Due to Asset Impairment Charges

We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year, and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit or an intangible asset is revised downward, an impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

In the fourth quarter of 2005, we recorded a $103.1 million charge to reduce the carrying value of the Shop At Home goodwill and intangible assets to fair value.

In February 2006, we announced we are exploring strategic alternatives for Shop At Home. We may incur additional operating losses as we explore such alternatives. If we determine the carrying value of the remaining assets is less than their fair value an additional non-cash charge will be required. Implementation of identified strategic alternatives may result in our incurring additional liabilities.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

Our business depends on our intellectual property, including internally developed technology and data resources and brand identification and journalistic reputation. We attempt to protect these intellectual property rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We file applications for patents, trademarks, and other intellectual property registration where we deem it appropriate to our business, but such applications may not result in the issuance of patents, registered trademarks, service marks or other intellectual property registrations. In addition, even if such registrations are issued, they may not fully protect all important aspects of our business and there is no guarantee that our business does not or will not infringe upon intellectual property rights of others. Furthermore, intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions. In the future, we may need to litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. This litigation could potentially be expensive and possibly divert the attention of our management.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our service, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

Our Common Voting shares are principally held by descendants of Edward W Scripps, through a family trust, and this control could create conflicts of interest or inhibit potential changes of control.

We have two classes of stock: Common Voting shares and Class A Common shares. Holders of Class A Common shares are entitled to elect one-third of the Board of Directors, but are not permitted to vote any other matters except as required by Ohio law. Holders of Common Voting shares are entitled to elect the remainder of the Board and to vote on all other matters. Our Common Voting shares are principally held by descendants of Edward W Scripps. A family trust holds 87% of the Common Voting shares. As a result, the trust has the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common shares could be adversely affected.

Item 1b. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2. Properties

Scripps Networks operates from an owned production and office facility in Knoxville. We also operate from a leased office facility in Knoxville and leased facilities in New York and Nashville. Substantially all equipment is owned by Scripps Networks. In 2005, we began to plan for another expansion of Scripps Networks headquarters in Knoxville.

We own substantially all of the facilities and equipment used in our newspaper operations. We completed the construction of new production facilities for our Knoxville newspaper in 2002 and for our Treasure Coast newspapers in 2004. We expect to begin construction of a new production facility for our Naples newspaper in 2006.

We own substantially all of the facilities and equipment used by our broadcast television stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signal. We completed the construction of new facilities for our West Palm Beach station in 2001 and for our Cincinnati station in 2004.

Shop At Home operates from facilities in Nashville, Tennessee. We own substantially all of the studios and the technical and television production facilities used by Shop At Home. Warehouse facilities are generally leased.

Shopzilla operates from leased facilities in Los Angeles and London, as well as a separate leased co-location facility in Los Angeles. We anticipate leasing a second co-location facility in 2006. Substantially, all of our equipment is owned by Shopzilla.

Item 3. Legal Proceedings

We are involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kenneth W. Lowe	55	President, Chief Executive Officer and Director (since October 2000)

Richard A. Boehne	49	Executive Vice President (since 1999)

Anatolio B. Cruz III	47	Senior Vice President and General Counsel (Since March 2004); Vice President, Deputy General Counsel and Assistant Secretary, BET Holdings, Inc. (1999 to 2004)

Frank Gardner	63	Senior Vice President and Chairman of Scripps Networks, Inc. (since 2001) – Retired December 31, 2005; Senior Vice President/Interactive Media (2000 to 2001); Senior Vice President/Television (1993 to 2000)

John F. Lansing	48	Senior Vice President/Scripps Networks (since February 2006); President, Scripps Networks, Inc. (Since January 2005); Executive Vice President, Scripps Networks, Inc. (January 2004 to January 2005); Senior Vice President/Television (2002 to 2005); Vice President/Television (2001 to 2002); Vice President/ General Manager, WEWS-TV (1997 to 2001)

Joseph G. NeCastro	49	Senior Vice President and Chief Financial Officer (since May 2002); Senior Vice President and Chief Financial Officer, Penton Media, Inc. (1998 to 2002)

Tim A. Peterman	38	Senior Vice President/Interactive Media (since November 2005); Vice President/Corporate Development (2002 to 2005); Chief Financial Officer/Broadcast Division, Chief Financial Officer/Cable Television Network Division, USA Networks (1999 to 2002)

William B. Peterson	62	Senior Vice President/Television Station Group (Since May 2004); Vice President/Station Operations (January 2004 to May 2004); Vice President/General Manager, WPTV-TV (2001 to 2004); Vice President/General Manager, WRAL-TV (1999 to 2001)

Jennifer L. Weber	39	Senior Vice President/Human Resources (since September 2005); Principal, Towers Perrin (2001 to 2005); Human Resources Consultant, Towers Perrin (1994 to 2001)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” There are approximately 75,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

Quarter	1st	2nd	3rd	4th	Total
2005
Market price of common stock:
High	$49.25	$52.91	$51.19	$50.50
Low	45.91	47.80	47.25	44.85

Cash dividends per share of common stock	$0.10	$0.11	$0.11	$0.11	$0.43

2004

Market price of common stock:
High	$50.56	$54.65	$53.31	$50.55
Low	45.68	49.86	47.29	44.73

Cash dividends per share of common stock	$0.0875	$0.10	$0.10	$0.10	$0.3875

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Max. Number of Shares that May Yet Be Purchased Under the Plan or Programs
10/1/05 - 10/31/05	157,500	$47.76	157,500	4,280,000
11/1/05 - 11/30/05	30,000	46.34	30,000	4,250,000
12/1/05 - 12/31/05				4,250,000

Total	187,500	$47.53	187,500	4,250,000

Under a share repurchase program authorized by the Board of Directors on October 24, 2004, we are authorized to repurchase up to 5.0 million Class A Common shares. A total of 750,000 shares were repurchased in 2005 at prices ranging from $45 to $51 per share. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

The Proxy Statement will be filed with the Securities and Exchange Commission on or before March 31, 2006.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 14, 2006, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

THE E. W. SCRIPPS COMPANY

Dated: March 15, 2006	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 15, 2006.

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

The E. W. Scripps Company

Selected Financial Data

Eleven-Year Financial Highlights

(in millions, except per share data)

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)	1995 (1)
Summary of Operations (11)
Operating revenues:
Scripps Networks	$903	$724	$535	$415	$337	$296	$213	$133	$57	$30	$19
Newspapers	729	704	692	682	677	687	654	623	483	415	387
Broadcast television	318	342	304	305	278	343	312	331	331	323	295
Shop At Home	359	293	238	42
Shopzilla	99
Licensing and other media	106	104	105	90	89	97	93	89	80	75	68

Total segment operating revenues	2,514	2,167	1,875	1,536	1,380	1,423	1,272	1,175	952	843	769
Divested operating units (1)						11	23	25	44	61	44
RMN pre-JOA operating revenues (2)					12	221	210	200	197	183	184

Total operating revenues	$2,514	$2,167	$1,875	$1,536	$1,392	$1,654	$1,505	$1,401	$1,193	$1,086	$997

Segment profit (loss):
Scripps Networks	$414	$304	$204	$125	$76	$69	$34	$6	$(9)	$(14)	$(17)

Newspapers managed solely by us	209	205	227	232	222	238	241	227	186	145	138
Newspapers operated pursuant to JOAs(9)	14	36	37	34	12	28	30	29	26	19	17

Total newspapers	223	241	264	267	234	266	271	255	213	163	155
Broadcast television	88	108	85	98	80	129	96	118	128	126	113
Shop At Home	(28)	(22)	(22)	(2)
Shopzilla	28
Licensing and other media	19	17	19	17	15	16	13	12	10	10	8
Corporate	(42)	(38)	(32)	(28)	(19)	(20)	(18)	(16)	(16)	(17)	(16)

Total segment profit	701	610	519	477	386	461	396	375	326	268	244
Divested operating units (1)							1	1	(1)	5	4
Depreciation of PP&E	(70)	(65)	(62)	(57)	(54)	(68)	(65)	(64)	(53)	(49)	(45)
Amortization of other intangible assets	(21)	(4)	(5)	(4)	(5)	(4)	(4)	(5)	(2)	(3)	(5)
Gains (losses)on disposals of PP&E	(2)	(3)	(2)	(1)	(2)	(1)			(1)	(1)	(1)
Amortization of goodwill and other intangible assets with indefinite lives (3)					(38)	(36)	(35)	(35)	(22)	(17)	(15)
Write-off of goodwill and intangible assets (7)	(103)
Gain on sale of production facility (4)		11
Restructuring charges, including share of JOA restructurings (5)			(2)	4	(16)	(10)	(2)			(4)
Interest expense	(39)	(31)	(32)	(28)	(39)	(52)	(45)	(47)	(19)	(10)	(11)
Interest and dividend income	5	3	5	2	1	1	1	2	3	1	3
Other investment results, net of expenses (6)		15	(3)	(86)	5	(25)	1		(3)	37
Gains on divested operations (1)						6			48
Other gains (losses) (8)										(15)
Miscellaneous, net	1	1		(1)			3	(2)	1		(1)
Income taxes (10)	(191)	(194)	(136)	(113)	(99)	(106)	(103)	(91)	(116)	(83)	(75)
Minority interests	(58)	(43)	(14)	(6)	(4)	(4)	(4)	(5)	(5)	(3)	(3)

Income from continuing operations	$223	$301	$268	$186	$136	$162	$143	$129	$155	$126	$93

Per Share Data
Income from continuing operations	$1.35	$1.82	$1.65	$1.15	$.85	$1.02	$.91	$.79	$.95	$.78	$.58

Cash dividends	.43	.39	.30	.30	.30	.28	.28	.27	.26	.26	.25
Market value of proceeds from Cable Transaction (11)										9.92
Market Value of Common Shares at December 31
Per share	$48.02	$48.28	$47.07	$38.48	$33.00	$31.44	$22.41	$24.88	$24.22	$17.50	$19.69
Total	7,859	7,879	7,622	6,159	5,227	4,951	3,502	3,908	3,906	2,827	3,153

Certain amounts may not foot since each is rounded independently.

As a result of the two-for-one stock split authorized and distributed in the third quarter 2004, all share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Notes to Selected Financial Data

Eleven-Year Financial Highlights

(in millions)

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)	1995 (1)
Cash Flow Statement Data (11)
Net cash provided by continuing operations	$418	$385	$320	$208	$204	$254	$191	$236	$190	$175	$111
Investing activity:
Capital expenditures	(72)	(77)	(89)	(88)	(68)	(75)	(80)	(67)	(57)	(53)	(57)
Business acquisitions and investments	(547)	(320)	(5)	(118)	(102)	(139)	(70)	(29)	(745)	(128)	(12)
Other (investing)/divesting activity, net	13	12	7	15	16	62	33	10	31	35	(19)
Financing activity:
Increase (decrease) in long-term debt, net	294	24	(216)	1	9	(54)	(1)	(4)	651	41	(30)
Dividends paid	(111)	(65)	(50)	(51)	(51)	(47)	(47)	(47)	(46)	(45)	(43)
Common stock issued (retired)	(37)				(22)	(5)	(35)	(108)	(26)
Other financing activity	20	35	34	29	16	6	1	6	4	9	6
Balance Sheet Data
Total assets	4,033	3,425	3,008	2,870	2,642	2,588	2,535	2,376	2,304	1,479	1,362
Long-term debt (including current portion)	826	533	509	725	724	715	769	771	773	122	81
Shareholders’ equity	2,287	2,096	1,823	1,515	1,352	1,278	1,164	1,070	1,050	945	1,194

Note: Certain amounts may not foot since each is rounded independently.

As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

The income statement and cash flow data for the eleven years ended December 31, 2005, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per share amounts are presented on a diluted basis. The eleven-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with Financial Accounting Standard No. (“FAS”) 131. See page F-11.

(1)	In the periods presented we acquired and divested the following:

Acquisitions

2005- Shopzilla, a Web-based product comparison shopping service. Newspapers and other publications in Tennessee, California and Colorado.

2004- Summit America, including its remaining 30% interest in Shop At Home and its five owned and operated Shop At Home affiliated broadcast television stations. The Great American Country network.

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

1997- Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agency (“JOA”) and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and the newspaper trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 mil- lion, $.16 per share.

1995- Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the book value of net assets sold.

(2)	The Denver JOA commenced operations on January 22, 2001. Our 50% share of the operating profit (loss) of the Denver JOA is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements. The related editorial costs and expenses associated with the Rocky Mountain News (“RMN”) are included in “JOA editorial costs and expenses.” Our financial statements do not include the advertising and other operating revenues of the Denver JOA, the costs to produce, distribute and market the newspapers or related depreciation. To enhance comparability of year-over-year operating results, we have removed the operating revenues of the RMN prior to the formation of the Denver JOA from our newspaper operating revenues and separately reported those revenues.

Notes to Selected Financial Data (continued)

(3)	We adopted FAS 142 - Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS 144. Amortization of goodwill and other intangible assets with indefinite lives, primarily FCC licenses and broadcast television station network affiliation relationships, was as follows:

2001 - $38.1 million, $28.1 million after tax, $.18 per share.

2000 - $35.8 million, $26.5 million after tax, $.17 per share.

1999 - $34.7 million, $25.7 million after tax, $.16 per share.

1998 - $35.0 million, $25.9 million after tax, $.16 per share.

1997 - $21.8 million, $17.5 million after tax, $.11 per share.

1996 - $17.3 million, $15.0 million after tax, $.09 per share.

1995 - $15.1 million, $13.5 million after tax, $.08 per share.

(4)	2004-An $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati increased income from continuing operations by $7.0 million, $.04 per share.

(5)	Restructuring charges include our proportionate share of JOA restructuring activities. Our proportionate share of JOA restructuring activities is included in “Equity in earnings of JOAs and other joint ventures” in our financial statements. Restructuring charges consisted of the following:

2003- A $1.8 million charge for estimated severance costs to Cincinnati Post union-represented editorial employees was recorded as a result of Gannett notifying us that the Cincinnati JOA will not be renewed when it expires on December 31, 2007. The charge reduced income from continuing operations $1.2 million, $.01 per share.

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

(6)	Other investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

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

1997- Net realized losses of $2.7 million. Net investment results reduced income from continuing operations by $1.7 million, $.01 per share.

1996- Net realized gains of $37.0 million. Net investment results increased income from continuing operations by $24.3 million, $.15 per share.

(7)	2005- As a result of our annual FAS 142 impairment test, a non-cash charge of $103.1 million, including $67.3 million of nondeductible goodwill, was recorded to reduce the carrying value of our Shop At Home segment’s goodwill and intangible assets to their fair values. The charge decreased income from continuing operations by $90.6 million, $.55 per share.

(8)	1996- A $15.5 million contribution of appreciated Time Warner stock to a charitable foundation decreased income from continuing operations by $5.2 million, $.03 per share.

(9)	2005-Plans to consolidate the Denver Newspaper Agency’s (“DNA”) production facilities will result in certain assets of the existing facilities being retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense and decreased our equity in earnings from JOAs by $20.4 million. Income from continuing operations was decreased by $12.6 million, $.08 per share.

(10)	The provision for income taxes includes the following items which affect the comparability of the year-over-year effective income tax rate:

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

(11)	The eleven-year summary of operations excludes the operating results of the following entities and the gains on their divestiture as they are accounted for as discontinued operations:

2005- The Birmingham joint operating agreement was terminated and we ceased operation of our Birmingham Post-Herald newspaper. We received cash consideration of approximately $40.8 million from the termination of the JOA and sale of certain of the Birmingham newspapers’ assets. Net income was increased by $24.8 million, $.15 per share.

1996- Our cable television systems (“Scripps Cable”) were acquired by Comcast Corporation (“Comcast”) on November 13, 1996, (the “Cable Transaction”) through a merger whereby our shareholders received, tax-free, a total of 93 million shares of Comcast’s Class A Special Common Stock. The aggregate market value of the Comcast shares was $1.593 billion and the net book value of Scripps Cable was $356 million, yielding an economic gain of $1.237 billion to our shareholders. This gain is not reflected in our financial statements because accounting rules required us to record the transaction at book value.

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

Executive Overview

The E. W. Scripps company is a diverse and growing media company with interests in national cable networks, newspaper publishing, broadcast television stations, electronic commerce, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with such brands as HGTV, Food Network, DIY Network, Fine Living and Great American Country; daily and community newspapers in 18 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; Shop At Home, which markets a growing range of consumer goods directly to television viewers in roughly 57 million U.S. households; Shopzilla, the online comparison shopping service that carries an index of more than 30 million products from approximately 65,000 merchants; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

The company has a long-standing tradition of creating shareholder value by following a disciplined strategy of investing in growing media businesses. Starting with newspapers nearly 130 years ago and continuing with our acquisition of Shopzilla in June, 2005, we have stayed ahead of the ongoing migration of consumers and marketing dollars to new media marketplaces. This is evidenced by the dramatic change in our company’s profile during the last ten years. In 1994, the newspaper division contributed 50 percent of the company’s consolidated revenue. In 2005 it contributed 29 percent. The cable television networks, a business that did not exist in 1993, contributed 36 percent to the company’s revenue in 2005 while Shopzilla, our newly acquired comparison shopping Internet service, contributed 4 percent.

We expect to continue our tradition of increasing shareholder value by maximizing and allocating the cash flow generated by our mature media businesses to new or existing businesses. In the past we have used cash generated by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network, Shop At Home, GAC and Shopzilla. The continued expansion of Scripps Networks, the support and development of Shopzilla’s rapid growth potential, investment in new and growing media businesses and maximizing Shop At Home’s value for our shareholders are the company’s top strategic priorities.

Scripps Networks is in a period of sustained growth. The Networks have successfully monetized ratings and viewership gains, especially at its two more established networks HGTV and Food Network. The appeal of our new programming has resonated with viewers and has resulted in an increasing number of younger viewers turning to our flagship networks. Primetime viewership during the fourth quarter of 2005 among adults 25-54 rose 16 percent at Food Network and was up 13 percent at HGTV. Our networks have also contributed to our growing status as one of the country’s leading Internet companies. The number of people visiting our network Web sites was up 15 percent for the quarter, demonstrating the appeal of our brands and the success we have had targeting consumers. We also have emerged as a leader in providing content that is specifically formatted for the growing number of video-on-demand and broadband services. In 2005, we launched our newest broadband channel — HGTV KitchenDesign. The channel launched in December with more than 200 videos taken directly from our extensive programming archives at Scripps Networks. We expect to launch similar broadband channels that will dig deep into such lifestyle topics as gardening, healthy eating and crafts. Top priorities at Networks are the ratings growth at HGTV and Food, the programming and distribution of our emerging networks, developing new revenue streams for our network brands such as product licensing and retail sales, and the growth of interactive revenue.

During the second quarter of 2005, we completed the acquisition of Shopzilla. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a popular Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. The acquisition enables us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expands our electronic media platform. On a pro-forma basis, Shopzilla’s revenues over the second half of 2005 have more than doubled compared with the second half of 2004 due in part to Shopzilla’s increasing popularity with online shoppers.

We also have begun leveraging the cross-promotional power of all of our media businesses by driving traffic to Shopzilla via links on virtually all of our Web sites. In addition, our lifestyle networks and TV stations promoted Shopzilla throughout the holiday shopping season; and our newspapers ran ads and created a Shopzilla-branded, Smart Shopper column.

Recurring operating losses and a longer than expected path to profitability at Shop At Home resulted in a $103.1 million write-down of goodwill and other intangible assets in 2005. While we have made progress in improving the quality and variety of products that are offered to home shoppers and have continued to build the business through the Internet, we have encountered challenges in gaining affordable access to permanent, high quality cable distribution for the network. Accordingly, we are undertaking a deliberate and careful assessment of strategic alternatives for Shop At Home. While we believe there is still opportunity at Shop At Home, we are carefully assessing the capital decisions that may have to be made to maximize the value of Shop At Home for the benefit of our shareholders.

Our shareholders also continue to benefit from our local media businesses. Our daily and community newspapers and broadcast television stations are the foundation for our successful growth strategy.

At our newspapers, we are continuing efforts to strengthen the competitive position of our newspapers print and online businesses. We plan to grow the print business by expanding into surrounding markets and launching non-traditional and non-daily products within our local markets. We believe our online businesses will generate higher growth rates than our traditional print business and as a result are focusing heavily in this area. These local Web sites place a heavy emphasis on interactive, community-based content as well as live news updates. In 2005, along with MediaNews Group, our joint operating partner in Denver, we decided to consolidate newspaper production operations from two plants into a single facility. The consolidation of facilities seeks to reduce costs and increase efficiencies for the production of both newspapers.

Priorities at our broadcast television stations include concentrating on the branding of our local ABC and NBC affiliates, emphasizing local news and building out non-traditional revenue opportunities that target new advertisers. Improved ratings at ABC in 2005 and the outlook for 2006 bode well not only for revenue at our ABC stations from popular shows, but also for the lead-in they provide to late news. At the same time, Nielsen introduced its Local People Meter (“LPM”) technology and methodology to the Detroit market starting in 2006. LPM’s have reported less viewing to network affiliated stations in other markets, so we are closely monitoring the impact this technology has on our ratings and our revenue in Detroit. To date in 2006, the impact has been minimal. Political advertising is expected to increase our revenues in 2006. The Olympics and the return of the Super Bowl to ABC in 2006 should help boost revenue. Revenue and profits were expectedly lower due to the absence of political advertising in 2005.

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

Acquisitions – Financial Accounting Standards No. (“FAS”) 141 – Business Combinations requires assets and acquired liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by independent appraisals using comparisons to market transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selections of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While we believe our assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.

Goodwill and Other Indefinite-Lived Intangible Assets –FAS 142 - Goodwill and Other Intangible Assets, requires that goodwill for each reporting unit be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are each of our national television networks, newspapers, broadcast TV, Shop At Home and Shopzilla. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

FAS 142 also requires us to compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

To determine the fair value of our reporting units and indefinite-lived intangible assets, we generally use market multiples, appraised values and present value techniques (discounted cash flow). The use of a discounted cash flow technique requires significant judgments including the application of a discount rate, estimation of future cash flows, long-term rates of growth for our businesses, and the useful life over which cash flows will occur. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

Upon completing our impairment test in the fourth quarter of 2005, we determined that the carrying value of the Shop At Home business segment exceeded its fair value. Accordingly, our 2005 results include a write-down of goodwill and intangible assets totaling $103.1 million. While we believe the estimates and judgments used in determining Shop At Home’s fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value. For example, a 1.0% change in the discount rate combined with a 0.25% change in the long-term growth rate would result in an approximate $20 million change in the estimated fair value of Shop At Home.

For our other reporting units with goodwill and intangible assets, no impairments of assets were identified. In addition, except for the recently acquired GAC and Shopzilla businesses, the estimated fair values of our reporting units substantially exceed their recorded carrying values.

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

In 2003, we reached agreement with the IRS on certain proposed adjustments to our 1996 through 2001 consolidated federal income tax returns. In addition, several open state tax years were closed without audit in 2003. As a result of reaching agreement on the proposed adjustment with the IRS and the closing of open state tax years, we reduced our provision for open tax years by $21.0 million in 2003. No significant adjustments were recorded to our tax provision in 2005 or 2004. The audit of our 1996 through 2001 federal income tax returns will remain open until two remaining issues are settled with the IRS. If the IRS accepts our positions on those issues, we will reduce our provision for income taxes by $2.0 million in the period those positions are accepted.

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

Pension Plans – We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees. Pension expense for those plans was $18.5 million in 2005, $23.1 million in 2004, and $25.4 million in 2003.

The measurement of our pension obligations and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles generally accepted in the United States of America, the effects of these modifications are recorded currently or amortized over future periods. We consider the most critical of our pension estimates to be our discount rate and the expected long-term rate of return on plan assets.

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. At December 31, 2005, the discount rate was 5.75% as compared with 6.00% at December 31, 2004. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2005, to either 5.25% or 6.25%, would increase or decrease our pension obligations as of December 31, 2005, by approximately $38.8 million and increase or decrease 2005 pension expense by approximately $5.0 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2005, the expected long-term rate of return on plan assets was 8.25%. For the ten year period ended December 31, 2005, our actual compounded rate of return was 9.3%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 8.75% or 7.75%, would increase or decrease our 2005 pension expense by approximately $2.0 million.

We had cumulative unrecognized actuarial losses for our pension plans of $103 million at December 31, 2005. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2005, we had an actuarial loss of $4.1 million, primarily due to the change in the discount rate. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002. Amortization of unrecognized actuarial gains or losses is recognized in pension expense whenever the cumulative gain or loss is 10% or more of the greater of the pension obligation or the market-related fair value of plan assets. The gain or loss is amortized over the average remaining service period of the employees. Based on our current assumptions, we anticipate that 2006 pension expense will include $6.0 million in amortization of unrecognized actuarial losses.

The cost of plan amendments (“prior service cost”) is amortized on a straight-line basis over the average remaining service period of the employees.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-11 through F-18.

In 2005, we reached agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions. Net income was increased by $24.8 million, $.15 per share. In accordance with the provisions of FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Birmingham Post-Herald have been treated as a discontinued operation for all periods presented within our results of operations.

Consolidated Results of Continuing Operations – Consolidated results of continuing operations were as follows:

	For the years ended December 31,
( in thousands )	2005	Change	2004	Change	2003
Operating revenues	$2,513,890	16.0%	$2,167,443	15.6%	$1,874,778
Costs and expenses	(1,875,329)	(14.6)%	(1,636,124)	(13.9)%	(1,436,978)
Depreciation and amortization of intangibles	(91,204)	(32.7)%	(68,721)	(3.5)%	(66,385)
Losses on disposal of PP&E	(1,725)	38.9%	(2,823)	(69.0)%	(1,670)
Write-down of Shop At Home goodwill and intangible assets	(103,124)
Hurricane recoveries (losses), net	983		(2,654)
Gain on sale of production facility			11,148
Restructuring charges					(1,847)

Operating income	443,491	(5.3)%	468,269	27.3%	367,898
Interest expense	(38,791)	(25.6)%	(30,878)	2.3%	(31,593)
Equity in earnings of JOAs and other joint ventures	61,926	(24.0)%	81,453	0.7%	80,883
Interest and dividend income	4,767	41.5%	3,369	(33.4)%	5,062
Other investment results, net of expenses			14,674		(3,200)
Miscellaneous, net	978	4.7%	934		(497)

Income from continuing operations before income taxes and minority interests	472,371		537,821		418,553
Provision for income taxes	191,294		193,969		136,184

Income from continuing operations before minority interests	281,077		343,852		282,369
Minority interests	58,467		43,069		14,273

Income from continuing operations	$222,610	(26.0)%	$300,783	12.2%	$268,096

Income from continuing operations per diluted share of common stock	$1.35	(25.8)%	$1.82	10.3%	$1.65

2005 compared with 2004

The increase in operating revenues was primarily due to the continued growth in advertising and network affiliate fee revenues at our national television networks and our June 2005 acquisition of Shopzilla. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases, wider distribution of our networks, and the impact of reaching renewal agreements with several cable television operators during the later half of 2004. Increases in operating revenues were also attributed to increases in merchandise sales at Shop At Home and improvement in local and classified advertising sales at our newspapers. These increases in revenue were partially offset by declines in revenue at our broadcast television stations attributed to the absence of political advertising.

Costs and expenses were affected by the expanded hours of original programming and costs to promote our national networks, increases in cost of merchandise sold at Shop At Home and increased personnel and infrastructure costs incurred to support the revenue growth at Shop At Home, and the acquisition of Shopzilla. Beginning in 2006, employee costs will include approximately $22 million related to the expensing of stock options granted to employees.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla, Summit America, and Great American Country. In 2006, we expect depreciation and amortization will be approximately $110 million to $115 million.

In conjunction with our annual impairment test of goodwill and intangible assets, we determined that the carrying value of the Shop At Home business segment exceeded its fair value. Accordingly, our 2005 results include a write-down of goodwill and intangible assets totaling $103.1 million.

Gains on disposal of property, plant and equipment in 2004 include an $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati.

Certain of our Florida operations were affected by hurricanes in 2005 and 2004. During 2005, we reached agreement with insurance providers and other responsible third parties on certain of our property and business interruption claims resulting from the 2004 hurricanes and recorded insurance recoveries of $2.2 million. These insurance recoveries were partially offset by hurricane losses of $1.2 million recorded in 2005. Operating results in 2004 include asset impairment losses and restoration costs from the hurricanes totaling $2.6 million. Estimated business interruption losses from the hurricanes were $2.3 million in 2005 and $4.2 million in 2004.

We are currently in discussions with our insurance carriers regarding property and business interruption claims sustained by our newspaper operations in the 2004 hurricanes totaling $3.1 million. Property and business interruption claims for the 2005 hurricanes have not yet been filed with our insurance carriers. Recoveries of these unsettled claims will not be recorded until settlement agreements are reached with insurance providers.

Interest expense includes interest incurred on our outstanding borrowings and interest incurred on deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased in 2005 due to higher average debt levels attributed to the Shopzilla acquisition. In connection with the June 2005 acquisition, the Company issued $150 million in 5-year notes at a rate of 4.30%. We financed the remainder of the transaction with commercial paper. The average outstanding commercial paper balance for the second half of 2005 was $260 million at an average rate of 3.73% compared with $63 million at an average rate of 1.86% for the second half of 2004. In 2006, we expect interest expense will be approximately $40 million to $45 million.

In 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s 2005 depreciation expense, resulting in a $20.4 million decrease in our equity in earnings from JOAs. The increased depreciation is expected to decrease equity in earnings from JOAs by approximately $3.0 million in each remaining quarter until the second quarter of 2007.

Interest and dividend income in 2005 reflects $3.0 million of interest income due to us as a result of favorable court rulings with respect to certain disputes with the IRS. Interest and dividend income in 2004 includes $1.3 million of interest earned on the Summit America Note receivable prior to the second quarter 2004 acquisition of Summit America.

Other investment results include net realized gains and losses on the sale of investments and investment impairments resulting from other-than-temporary declines in the fair value of investments. Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems.

Information regarding our effective tax rate is as follows:

(in thousands)	2005	Change	2004
Income from continuing operations before income taxes and minority interests as reported	$472,371	(12.2)%	$537,821
Income of pass-through entities allocated to non-controlling interests	54,431	34.6%	40,441

Income allocated to Scripps	$417,940	(16.0)%	$497,380

Provision for income taxes	$191,294	1.4%	$193,969

Effective income tax rate as reported	40.5%		36.1%
Effective income tax rate on income allocated to Scripps	45.8%		39.0%

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

The comparability of our year-over-year effective tax rate is affected by the write-off of Shop At Home non-deductible goodwill totaling $67.3 million. The impact of this write-off increased our effective tax rate by 5.0% in 2005. We expect the effective tax rate to be between 35% and 36% in 2006.

Minority interest increased year-over-year primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. In 2006, we expect minority interest will be about $70 million.

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

Operating results in 2004 were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of their customers, resulting in lost revenues. Estimated asset impairment losses and restoration costs totaled $2.6 million. Business interruption losses for 2004 were estimated to be approximately $4.2 million.

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

The effective tax rate was 36.1% in 2004 and 32.6% in 2003. The comparability of our year-over-year effective tax rate is affected by changes in estimated liabilities for open tax years and state net operating loss carryforwards that reduced our tax provision by $27.1 million in 2003. These changes in estimates reduced the effective tax rate by 6.4% in 2003. In addition, our effective income tax rate is affected by the growing profitability of Food Network and the portion of Food Network income that is attributed to the non-controlling interest. Income before income tax attributed to the non-controlling interest in Food Network was $40.4 million in 2004 and $12.7 million in 2003.

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

Business Segment Results – As discussed in Note 17 to the Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments using a measure we call segment profits. Segment profits excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Segment operating revenues:
Scripps Networks	$902,925	24.8%	$723,713	35.3%	$535,013

Newspapers managed solely by us	728,373	3.5%	703,857	1.8%	691,591
Newspapers operated pursuant to JOAs	538		207	3.5%	200

Total newspapers	728,911	3.5%	704,064	1.8%	691,791
Broadcast television	317,659	(7.3)%	342,498	12.6%	304,162
Shop At Home	359,256	22.6%	293,092	22.9%	238,484
Shopzilla	99,447
Licensing and other media	105,692	1.6%	104,076	(1.2)%	105,328

Total operating revenues	$2,513,890	16.0%	$2,167,443	15.6%	$1,874,778

Segment profit (loss):
Scripps Networks	$414,095	36.1%	$304,358	49.0%	$204,263

Newspapers managed solely by us	208,389	1.7%	204,898	(9.8)%	227,132
Newspapers operated pursuant to JOAs	14,314	(60.4)%	36,177	(2.3)%	37,032

Total newspapers	222,703	(7.6)%	241,075	(8.7)%	264,164
Broadcast television	87,954	(18.7)%	108,243	27.0%	85,218
Shop At Home	(28,343)	(29.0)%	(21,968)	0.5%	(22,075)
Shopzilla	27,980
Licensing and other media	18,998	13.3%	16,767	(12.8)%	19,238
Corporate	(41,917)	(10.0)%	(38,103)	(18.6)%	(32,125)

Total segment profit	701,470	14.9%	610,372	17.7%	518,683
Depreciation and amortization of intangibles	(91,204)	(32.7)%	(68,721)	(3.5)%	(66,385)
Losses on disposal of PP&E	(1,725)	38.9%	(2,823)	(69.0)%	(1,670)
Write-down of Shop At Home goodwill and intangible assets	(103,124)
Hurricane asset impairment losses			(254)
Gain on sale of production facility			11,148
Restructuring charges, including share of JOA restructurings					(1,847)
Interest expense	(38,791)	(25.6)%	(30,878)	2.3%	(31,593)
Interest and dividend income	4,767	41.5%	3,369		5,062
Other investment results, net of expenses			14,674		(3,200)
Miscellaneous, net	978	4.7%	934		(497)

Income from continuing operations before income taxes and minority interests	$472,371	(12.2)%	$537,821	28.5%	$418,553

Discussions of the operating performance of each of our reportable business segments begin on page F-13.

Compliance with the Sarbanes-Oxley Act contributed to the increase in corporate expenses in 2005 and 2004 compared with 2003. Corporate expenses, including the impact of expensing stock options granted to employees, are expected to be approximately $50 million to $55 million for the full year of 2006.

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

A reconciliation of equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Scripps Networks:
Equity in earnings of joint ventures	$11,120	7.7%	$10,329	10.7%	$9,333
Newspapers:
Equity in earnings of JOAs	50,601	(29.0)%	71,230	(0.5)%	71,611
Equity in earnings (loss) of joint ventures	205		(106)	(73.8)%	(61)

Total equity in earnings of JOAs and other joint ventures	$61,926	(24.0)%	$81,453	0.7%	$80,883

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Depreciation and amortization:
Scripps Networks	$17,370	(38.1)%	$12,575	(3.0)%	$12,203

Newspapers managed solely by us	21,721	0.3%	21,778	5.7%	23,106
Newspapers operated pursuant to JOAs	1,495	(3.0)%	1,451	3.8%	1,509

Total newspapers	23,216	0.1%	23,229	5.6%	24,615
Broadcast television	19,906	(1.9)%	19,532	(0.6)%	19,425
Shop At Home	8,826	16.2%	10,534		7,341
Shopzilla	18,651
Licensing and other media	1,035	(55.2)%	667	(6.9)%	624
Corporate	2,200	(0.7)%	2,184	(0.3)%	2,177

Total	$91,204	(32.7)%	$68,721	(3.5)%	$66,385

Asset write-downs and gains (losses) on disposal of PP&E:
Scripps Networks	$(34)				$(512)

Newspapers managed solely by us	(255)	(75.5)%	$(1,040)		(454)
Newspapers operated pursuant to JOAs			2		(27)

Total newspapers	(255)	(75.4)%	(1,038)		(481)
Broadcast television	(293)		9,677		(569)
Shop At Home	(104,247)		(314)		(13)
Licensing and other media	(2)				(6)
Corporate	(18)				(89)

Total	$(104,849)		$8,325		$(1,670)

JOA restructuring charges					$1,847

Interest and dividend income:
Newspapers managed solely by us	$289	15.1%	$251	(26.2)%	$340
Newspapers operated pursuant to JOAs	18	(21.7)%	23	9.5%	21

Total newspapers	307	12.0%	274	(24.1)%	361

Summit America note			1,306	(71.6)%	4,591
Licensing and other media	631		26		4
Corporate	3,801		1,735		59
Other	28		28	(40.4)%	47

Total	$4,767	41.5%	$3,369	33.4%	$5,062

Scripps Networks – Scripps Networks includes our national television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living, and Great American Country (“GAC”). Programming from our networks can be viewed on demand (“VOD”) on cable television systems in about 84 markets across the United States. Scripps Networks also includes our online channels, HGTVPro.com and HGTVKitchenDesign, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

We launched HGTV in 1994. Food Network launched in 1993, and we acquired our controlling interest in 1997. We launched DIY in 1999 and Fine Living in 2002. We acquired GAC on November 17, 2004. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the network increases, we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

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

The networks utilize common facilities and certain sales, operational and support services are shared by the networks. Expenses directly attributed to the operations of a network are charged directly to that network. The costs of shared facilities and services are not allocated to the individual networks for segment reporting purposes.

Financial information for Scripps Networks is as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Operating revenues:
HGTV	$453,171	20.2%	$376,905	26.1%	$298,998
Food Network	357,043	21.0%	294,957	42.3%	207,260
DIY	44,577	41.5%	31,504	55.2%	20,305
Fine Living	26,934	50.0%	17,953		8,308
GAC	15,502		1,650
Other	5,698		744		142

Total segment operating revenues	$902,925	24.8%	$723,713	35.3%	$535,013

Contribution to segment profit (loss):
HGTV	$298,535	31.1%	$227,647	28.8%	$176,719
Food Network	213,348	30.0%	164,174	48.1%	110,832
DIY	6,814	14.8%	5,936		2,318
Fine Living	(437)	95.5%	(9,701)	33.8%	(14,657)
GAC	(807)		(7)
Unallocated costs and other	(103,358)	(23.5)%	(83,691)	(18.0)%	(70,949)

Total segment profit	$414,095	36.1%	$304,358	49.0%	$204,263

Homes reached in December (1):
HGTV	88,900	1.7%	87,400	3.4%	84,500
Food Network	88,000	2.4%	85,900	3.5%	83,000
DIY	34,500	11.3%	31,000	19.2%	26,000
Fine Living	29,000	16.0%	25,000	25.0%	20,000
GAC	39,400	7.1%	36,800	37.8%	26,700

(1)	Approximately 94 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts estimated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Segment operating revenues:
Advertising	$726,602	28.1%	$567,426	30.7%	$434,175
Network affiliate fees, net	167,012	15.1%	145,163	56.2%	92,907
Other	9,311	(16.3)%	11,124	40.3%	7,931

Total segment operating revenues	902,925	24.8%	723,713	35.3%	535,013

Segment costs and expenses:
Employee compensation and benefits	114,389	(19.3)%	95,917	(9.8)%	87,346
Programs and program licenses	173,823	(5.5)%	164,700	(23.2)%	133,691
Other segment costs and expenses	211,465	(25.1)%	169,067	(42.0)%	119,046

Total segment costs and expenses	499,677	(16.3)%	429,684	(26.3)%	340,083

Hurricane recoveries (losses), net	(273)

Segment profit before joint ventures	402,975	37.1%	294,029	50.8%	194,930
Equity in earnings of joint ventures	11,120	7.7%	10,329	10.7%	9,333

Segment profit	$414,095	36.1%	$304,358	49.0%	$204,263

Supplemental Information:

Billed network affiliate fees	$187,528		$163,743		$103,749

Network launch incentive payments	19,732		34,365		25,105

Payments for programming (greater) less than program cost amortization	(42,991)		(21,560)		(34,314)

Depreciation and amortization	17,370		12,575		12,203

Capital expenditures	22,635		21,972		9,364

Business acquisitions and other additions to long-lived assets	209,335		332,060		199,303

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. The appeal of new programming has positively impacted revenue by enabling us to increase the average net cost per spot charged on upfront and scatter units sold. In addition, higher revenues have resulted from increasing the amount of higher priced upfront and scatter units sold in lieu of lower priced direct response units.

The increase in network affiliate fees over each of the last three years reflects both scheduled rate increases and wider distribution of the networks. The increase in network affiliate fees for 2004 also reflects the fact that the charter distribution agreements for Food Network provided the programming to cable television systems without charge for the initial 10-year term of the agreements. Charter distribution agreements with cable and satellite television systems distributing our programming to approximately 25 million homes expired at the end of 2003. Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements.

We expect total operating revenues at Scripps Networks to increase approximately 18% to 20% for the full year of 2006.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience.

Our continued investment in programming and consumer marketing to increase viewership at all of our networks is expected to increase total segment expenses approximately 14% to 16% for the full year of 2006.

Capital expenditures in 2005 include the costs of upgrading our broadcast operations. Capital expenditures in 2004 include costs for the new Food Network studio in New York.

Newspapers – We operate daily and community newspapers in 18 markets in the United States. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Three of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspapers operations.

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

Operating results for newspapers managed solely by us were as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Segment operating revenues:
Local	$168,951	1.8%	$165,980	(0.8)%	$167,343
Classified	226,767	5.6%	214,775	2.4%	209,724
National	42,762	1.9%	41,956	7.0%	39,225
Preprint and other	145,496	8.4%	134,175	6.6%	125,815

Newspaper advertising	583,976	4.9%	556,886	2.7%	542,107
Circulation	128,168	(2.0)%	130,790	(3.5)%	135,503
Other	16,229	0.3%	16,181	15.7%	13,981

Total operating revenues	728,373	3.5%	703,857	1.8%	691,591

Segment costs and expenses:
Employee compensation and benefits	271,497	(2.6)%	264,547	(5.4)%	251,029
Newsprint and ink	83,949	(5.6)%	79,505	(9.2)%	72,803
Other segment costs and expenses	164,432	(6.9)%	153,812	(9.4)%	140,566

Total costs and expenses	519,878	(4.4)%	497,864	(7.2)%	464,398

Hurricane recoveries (losses), net	(311)		(989)

Contribution to segment profit before joint ventures	208,184	1.6%	205,004	(9.8)%	227,193
Equity in earnings (loss) of joint ventures	205		(106)	(73.8)%	(61)

Contribution to segment profit	$208,389	1.7%	$204,898	(9.8)%	$227,132

Supplemental Information:

Depreciation and amortization	$21,721		$21,778		$23,106

Capital expenditures	15,421		26,444		37,550

Business acquisitions and other additions to long-lived assets	9,338		80		3,904

Our 2005 and 2004 operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of our customers’ businesses, resulting in lost revenues. Advertising revenues at our other newspapers increased 2% in 2005 and 2004. The increase in advertising revenues was primarily due to increases in classified advertising and preprint and other advertising, particularly online revenue. The increase in classified advertising was primarily attributed to continued improvement in help wanted and real estate advertising. Increases in these categories helped offset declines in automotive advertising.

Increases in preprint and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $23.0 million in 2005 compared with $14.9 million in 2004 and $11.5 million in 2003. Higher advertising rates, resulting from increases in the audience visiting our Web sites as well as an increase in our online product offerings contributed to the increase in online revenues. We expect continued growth in advertising on our Internet sites as we continue to leverage our local franchises in help wanted, automotive and real estate advertising.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers. The increase in 2004 compared with 2003 is primarily attributed to increases in commercial printing revenues.

We expect total operating revenues at Newspapers to increase approximately 4% to 6% for the full year of 2006. We will continue our strategy of developing new print and online products to strengthen local advertising share. Growth in online revenue is expected to account for nearly one quarter of the year-over-year increase in total revenues.

An increase in health care and long-term disability costs of $4.8 million contributed to the increase in employee compensation and benefit expenses in 2004 compared with 2003.

Newsprint and ink costs increased primarily due to increases in newsprint prices. The average price of newsprint year-over-year increased 11% in 2005 and 10% in 2004. The increase in 2005 was partially offset by a 4% decrease in newsprint consumption.

Increases in other segment costs and expenses reflect costs associated with the development of new ancillary products and services.

Total newspaper costs and expenses, including the impact of expensing stock options granted to employees, are expected to increase 7% to 9% for the full year of 2006. The overall number of newspaper employees is expected to increase slightly as we shift resources to advertising sales and Internet-based businesses. We also expect to invest in our Florida markets to capitalize on the growth opportunities in those markets.

Capital expenditures in 2004 and 2003 include costs for the construction of a new production facility for our Treasure Coast, Florida newspapers.

Newspapers operated under Joint Operating Agreements: Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). See page 7 for information regarding the markets in which we publish a newspaper pursuant to the terms of a JOA.

The operating profits earned from the combined operations of the two newspapers in a JOA are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% share of the Cincinnati JOA profits.

Operating results for our newspapers operated under JOAs were as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Equity in earnings of JOAs included in segment profit:
Denver	$15,854	(56.7)%	$36,630	(3.2)%	$37,854
Cincinnati	23,532	1.7%	23,148	4.1%	22,246
Albuquerque	11,215	(2.1)%	11,452	(0.5)%	11,511

Total equity in earnings of JOAs included in segment profit	50,601	(29.0)%	71,230	(0.5)%	71,611
Operating revenues	538		207		200

Total	51,139	(28.4)%	71,437	(0.5)%	71,811

JOA editorial costs and expenses:
Denver	24,473	(6.3)%	23,012	(1.4)%	22,692
Cincinnati	8,064	(0.6)%	8,018	(1.7)%	7,887
Albuquerque	4,288	(1.4)%	4,230	(0.7)%	4,200

Total JOA editorial costs and expenses	36,825	(4.4)%	35,260	(1.4)%	34,779

JOAs contribution to segment profit:
Denver	(8,142)		13,759	(10.1)%	15,303
Cincinnati	15,468	2.2%	15,129	5.4%	14,359
Albuquerque	6,988	(4.1)%	7,289	(1.1)%	7,370

Total JOA contribution to segment profit	$14,314	(60.4)%	$36,177	(2.3)%	$37,032

Supplemental information:

Depreciation and amortization	$1,495		$1,451		$1,509

Capital expenditures	1,477		613		567

Additional depreciation incurred by the Denver Newspaper Agency reduced equity in earnings of JOAs by $20.4 million for the full year of 2005 (See page F-10). The increased depreciation is also expected to decrease equity in earnings of JOAs by approximately $3.0 million in each remaining quarter until the second quarter of 2007.

We expect our JOA newspapers will contribute $18 million to $20 million to segment profit for the full year of 2006.

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

The trends and underlying economic conditions affecting the operating performance of any of our broadcast television stations are substantially the same as those affecting all of our stations. The operating performance of our broadcast television group is most affected by the health of the economy, particularly conditions within the retail and auto markets, and by the volume of advertising time purchased by campaigns for elective office and for political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. From time-to-time, individual television stations may perform better or worse than our television station group as a whole due to specific conditions at that station or within its local economy. We do not expect such near-term variances to significantly affect the overall operating performance of the broadcast television segment.

Operating results for broadcast television were as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Segment operating revenues:
Local	$197,400	7.4%	$183,732	(0.4)%	$184,395
National	103,436	2.9%	100,518	(0.2)%	100,757
Political	3,973		41,546		3,356
Network compensation	5,177	(39.1)%	8,505	(4.5)%	8,905
Other	7,673	(6.4)%	8,197	21.5%	6,749

Total segment operating revenues	317,659	(7.3)%	342,498	12.6%	304,162

Segment costs and expenses:
Employee compensation and benefits	122,324	(1.0)%	121,062	(4.1)%	116,312
Programs and program licenses	47,343	2.2%	48,402	(5.3)%	45,965
Other segment costs and expenses	61,605	2.8%	63,380	(11.8)%	56,667

Total segment costs and expenses	231,272	0.7%	232,844	(6.3)%	218,944

Hurricane recoveries (losses), net	1,567		(1,411)

Segment profit	$87,954	(18.7)%	$108,243	27.0%	$85,218

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$(415)		$(606)		$579

Depreciation and amortization	19,906		19,532		19,425

Capital expenditures	13,524		17,543		34,742

Business acquisitions and other additions to long-lived assets					918

Our 2005 and 2004 operating results were affected by the impact of hurricanes at our Florida operations. Our Florida operations sustained wind and water damage and the hurricanes interrupted operations at our affected businesses and at certain of our customers’ businesses, resulting in lost revenues. Revenues at our other television stations decreased 7% in 2005 compared with 2004 and increased 12% in 2004 compared with 2003. Year-over-year changes in revenues are significantly affected by various cyclical factors, particularly the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Political advertising is expected to approximate $25 million in 2006 and advertising revenue tied to the Super Bowl and Olympics could reach $8 million.

Broadcast television has initiated a number of advertising strategies aimed at securing revenues from businesses that have not historically advertised on television. The increase in local advertising revenues in 2005 is primarily attributed to the revenues generated from the successful implementation of these strategies.

We have reached agreement in principle on new affiliation agreements for our six ABC affiliated stations. The agreement will extend the ABC affiliation relationship for each of our stations through January of 2010. Network compensation in 2006 for our ABC affiliated stations will approximate the $4.9 million of revenue recognized by these stations in 2005. Our ABC affiliates recognized $8.2 million of network compensation in 2004 and $8.6 million in 2003.

We expect total operating revenues at our broadcast television stations to increase approximately 10% to 12% for the full year of 2006.

The increase in employee compensation and benefit expenses in 2004 compared with 2003 is primarily due to higher employee benefit costs, including a $1.9 million increase in health care and long-term disability costs.

Other segment costs and expenses reflect spending to promote our stations and research costs to better understand our target audience.

Total broadcast television costs and expenses, including the impact of expensing stock options granted to employees, are expected to increase 5% to 6% in 2006.

Capital expenditures in 2004 and 2003 include the construction of a new production facility for our Cincinnati television station.

Shop At Home – On April 14, 2004, we completed our acquisition of Summit America. Summit America owned a 30% minority interest in Shop At Home and operated five Shop At Home-affiliated broadcast television stations.

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

Operating results for Shop At Home were as follows:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Segment operating revenues:
Retail merchandise	$341,728	23.5%	$276,740	23.5%	$224,123
Shipping and handling	16,574	15.1%	14,398	11.1%	12,957
Other	954	(51.2)%	1,954	39.2%	1,404

Total segment operating revenues	359,256	22.6%	293,092	22.9%	238,484

Segment costs and expenses:
Cost of merchandise sold	238,580	(25.3)%	190,376	(20.4)%	158,149
Network distribution fees	61,817	(5.1)%	58,798	2.9%	60,532
Employee compensation and benefits	39,478	(19.5)%	33,045	(39.4)%	23,707
Other segment costs and expenses	47,724	(45.3)%	32,841	(80.7)%	18,171

Total segment costs and expenses	387,599	(23.0)%	315,060	(20.9)%	260,559

Segment profit (loss)	$(28,343)	(29.0)%	$(21,968)	0.5%	$(22,075)

Supplemental Information:
Interest and dividend income from Summit America			$1,306		$4,591
Depreciation and amortization	$8,826		10,534		7,341
Write-off of goodwill and intangible assets	103,124

Capital expenditures	10,293		6,375		3,249
Business acquisitions and other additions to long-lived assets			228,810

Shop At Home programming reached an average full-time equivalent of 54.4 million homes in 2005, up from 50.4 million homes in 2004 and 46.4 million homes in 2003. During the past several years, Shop At Home has primarily grown its distribution through national satellite carriers or through the acquisition of part-time or overnight carriage, where the household productivity is significantly less than basic tier cable homes. In 2005, national satellite carriage represented approximately 42% of Shop At Home’s carriage. This carriage produces approximately 40% to 50% less revenue per household than a basic cable home due, in large part, to the expanded choice of viewing options and fragmentation of audience share. In addition, carriage secured on a part-time or overnight basis tends to be higher on the channel guide and often lacks the channel guide branding that is standard in longer-term permanent channel contracts. Shop At Home has sustained recurring operating losses due in part to the fact that we have not successfully secured consistently strong channel positions. As a result of these operating losses and a longer than anticipated path to profitability, we recorded a non-cash charge in 2005 of $103.1 million to write-down Shop At Home’s goodwill and intangible assets.

We are undertaking a deliberate and careful assessment of strategic alternatives for Shop At Home. While we believe there is still opportunity at Shop At Home, we are carefully assessing the capital decisions that may have to be made to maximize the value of Shop At Home for the benefit of our shareholders.

We continue to implement our merchandising plan at Shop At Home which includes improving the mix, quality and appeal of the products offered for sale both online and on air. Sales of products in the home and cookware categories increased by 91% for the full-year of 2005 compared with 2004 and represent 16% of total revenue in 2005. Sales of products in these categories were 10% of total revenue in 2004 and 8% in 2003.

Increases in other costs and expenses reflect additional costs to support Shop At Home’s revenue growth. These costs include increases in the costs of facilities, outside services, uncollectible accounts receivable, marketing and consumer research costs.

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

Shopzilla– On June 27, 2005, we completed our acquisition of Shopzilla, Inc., a Web-based product comparison shopping service.

Shopzilla operates a comparison shopping service that helps consumers find products offered for sale by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates the BizRate consumer feedback network that collects millions of consumer reviews of stores and products each year.

Shopzilla earns revenue primarily from referral fees collected when consumers using our Web sites click through to participating online retailers. Marketing costs intended to attract traffic to the Shopzilla Web site are the primary expenses.

Operating results for Shopzilla from the June 27, 2005 acquisition date were as follows:

(in thousands)	For the period ended December 31, 2005
Segment operating revenues	$99,447

Segment profit	$27,980

Supplemental Information:
Depreciation and amortization	$18,651

Capital expenditures	5,608
Business acquisitions and other additions to long-lived assets	535,127

On a pro-forma basis, assuming we had owned Shopzilla for all of 2005 and 2004, operating revenues were $154.8 million in 2005 and $67.4 million in 2004. Segment profits were $41.3 million in 2005 and $10.6 million in 2004.

The increase in revenue year-over-year is primarily attributed to an increase in referrals to participating online retailers. The use of online comparison shopping sites has increased as online retailing increases and as Internet users become more aware of our services.

Approximately 66% of the year-over-year increase in Shopzilla’s segment costs and expenses was attributed to marketing costs designed to attract traffic to our Web sites. A significant portion of our marketing costs is performance-based advertising to acquire Internet traffic from search engines and other Web sites.

Shopzilla is expected to generate segment profits of approximately $50 million to $55 million for the full-year of 2006.

Capital expenditures in 2006 are expected to be approximately $10 million.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Advertising provides 65% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,
(in thousands)	2005	Change	2004	Change	2003
Net cash provided by continuing operating activities	$417,521	8.5%	$384,675	20.4%	$319,629
Net cash provided by discontinued operating activities	29,359		1,489		2,917
Dividends paid, including to minority interests	(111,177)		(65,006)		(50,464)
Employee stock option proceeds	32,345		28,108		33,180
Other financing activities	(11,847)		6,480		545

Cash flow available for investments and debt repayment	$356,201		$355,746		$305,807

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(532,454)		$(312,756)		$2,775
Capital expenditures	(72,121)		(76,775)		(89,251)
Other investing activity	(1,699)		3,936		(217)
Repurchase Class A Common Shares	(36,822)
Increase (decrease) in long-term debt	293,859		23,901		(216,395)

Our cash flow has been used primarily to fund acquisitions and investments and to develop new businesses. There are no significant legal or other restrictions on the transfer of funds among our business segments.

Net cash provided by operating activities has increased year-over-year due to the improved operating performance of our business segments. Cash required for the development of our emerging brands (DIY, Fine Living, VOD and Shop At Home) was approximately $40 million in 2005, $85 million in 2004, and $80 million in 2003.

We expect cash flow from operating activities in 2006 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses. Capital expenditures are expected to be approximately $115 million to $130 million in 2006, including an expansion of the Scripps Networks headquarters in Knoxville.

In March 2006, we reached agreement in principal to acquire 100% of the common stock of uSwitch for approximately $366 million in cash. In connection with the agreement, we entered into a $100 million 364-day revolving credit facility. The remainder of the acquisition will be financed through cash on hand and additional borrowings on our existing credit facilities.

In 2005, we reached agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions. Total cash provided by the discontinued operation in 2005 was $29.4 million.

In 2005, the management committee of the Denver JOA approved plans to consolidate the JOA’s newspaper production facilities and authorized the incurrence of up to $150 million of debt by the JOA to finance the building and equipment costs related to the consolidation.

In 2004, the Denver JOA entered into an $88 million financing agreement with a group of banks to construct a new office building for the non-production related employees of the Denver JOA and the editorial departments of both the Rocky Mountain News and MediaNews Group’s (“MNG”) Denver Post. Upon completing construction of the non-production facility, the Denver JOA will lease the building for an initial term of five years.

Scripps and MNG are not parties to either of these agreements and have not guaranteed any of the Denver JOA’s obligations under either of these arrangements. However, we expect that our cash distributions received from the Denver JOA will be reduced as the JOA will have additional cash requirements to satisfy debt and lease payments under the agreements. In addition, the Denver JOA will need to renegotiate an additional lease term, relocate to an alternative building or acquire the building upon the expiration of the lease for the non-production facility. Relocation or acquisition of the building may require capital contributions by the JOA partners.

On June 27, 2005, we acquired 100% ownership of Shopzilla for approximately $570 million in cash. Assets acquired in the transaction included approximately $34.0 million of cash and $12.3 million of short-term investments. The acquisition was financed using a combination of cash on hand and additional borrowings, including the issuance of $150 million of 4.3% notes due in 2010.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interests were $29.0 million in 2005. In prior years, available cash was used by the partnership to repay loans to its partners. We expect cash distributions to Food Network’s non-controlling interests will approximate $35 million to $40 million in 2006.

We are authorized to repurchase up to 5 million of our Class A Common shares. We expect to repurchase sufficient shares to offset the dilution resulting from our stock compensation programs each year. In 2005, we repurchased 750,000 shares at a total cost of $36.8 million. The stock repurchase program can be discontinued at any time.

We have a credit facility that permits $450 million in aggregate borrowings and expires in July 2009. Total borrowings under the facility were $227 million at December 31, 2005.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of December 31, 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

We may use derivative financial instruments to manage exposure to newsprint price, interest rate and foreign exchange rate fluctuations. We held no newsprint or foreign currency derivative financial instruments at December 31, 2005.

We primarily use interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. In February 2003, we issued $50 million of 3.75% notes due in 2008. Concurrently, we entered into a receive-fixed, pay-floating interest rate swap, effectively converting the notes to a variable-rate obligation indexed to LIBOR. Since we account for the interest rate swap as fair value hedge of the underlying fixed-rate notes, changes in the fair value of the interest rate swap are offset by changes in the fair value of the swapped notes and no net gain or loss is recognized in earnings.

We have not entered into any other material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2005, is as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts		$150,260	$477,393	$200,850	$828,503
Interest on notes	$40,977	72,178	41,981	17,440	172,576

Network launch incentives:
Network launch incentive offers accepted	10,047	9,156	4,731		23,934
Incentives offered to cable television systems	20,422	11,227			31,649

Distribution agreements	70,315	9,150	5,775	4,500	89,740

Programming:
Available for broadcast	17,673	3,278	664		21,615
Not yet available for broadcast	109,997	103,536	73,193	18,347	305,073

Employee compensation and benefits:
Deferred compensation and benefits	5,807	11,616	11,602	15,025	44,050
Employment and talent contracts	44,202	48,984	10,125	3,423	106,734

Operating Leases:
Noncancelable	19,427	33,394	22,621	32,308	107,750
Cancelable	3,293	5,513	1,584	36	10,426

Pension Obligations:
Minimum pension funding	2,376	4,797	4,649	6,487	18,309

Purchase commitments:
Newsprint	3,372	4,496			7,868
Satellite transmission	9,631	10,020	9,630	36,040	65,321
Noncancelable purchase and service commitments	18,282	27,647	13,553	11,764	71,246
Capital expenditures	1,000	7,000			8,000
Other purchase and service commitments	112,953	16,563	11,751	2,939	144,206

Total contractual cash obligations	$489,774	$528,815	$689,252	$349,159	$2,057,000

In the ordinary course of business we enter into long-term contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt – Principal payments on long-term debt reflect the repayment of our fixed-rate notes in accordance with their contractual due dates. Principal payments also include the repayment of our outstanding variable rate credit facilities assuming repayment will occur upon the expiration of the facility in July 2009.

Except for our $50 million, 3.75% notes due in 2008, interest payments on our fixed-rate notes are projected based on each notes’ contractual rates and maturity. For our notes due in 2008, we entered into a receive-fixed, pay-floating interest rate swap that expires upon the maturity of the notes. Interest payments on the these notes are calculated assuming the variable interest rate of 4.6% at December 31, 2005 will remain unchanged until the maturity of the notes in 2008. Interest payments on our variable-rate credit facilities assume that the outstanding balance on the facilities and the related variable interest rates remain unchanged until the expiration of the facilities in July 2009.

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

Distribution Agreements – Distribution agreement commitments are primarily attributed to our Shop At Home business segment. Shop At Home programming is distributed on a full or part-time basis under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Distribution agreements are commonly for one-year terms with automatic renewal unless either party provides notice of cancellation prior to renewal. Such agreements may also be canceled by us in certain circumstances. We also may enter into long-term distribution agreements. Long-term distribution agreements are generally noncancelable. While we continually review the profitability of our distribution, and may cancel low-yielding distribution, we would expect most of these distribution agreements to remain in effect and to be renewed upon their expiration.

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

Pension Funding – We sponsor qualified defined benefit pension plans that cover substantially all non-union and certain union-represented employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).

Contractual commitments summarized in the contractual obligations table includes payments to meet minimum funding requirements of our defined benefit pension plans in 2006 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten year period. Accordingly, the amounts in the after 5 years column include estimated payments for the periods of 2011-2015. While benefit payments under these plans are expected to continue beyond 2015, we believe it is not practicable to estimate payments beyond this period.

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2005. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Non-controlling Interests in Subsidiary Companies – The minority owners of Fine Living have the right to require us to repurchase their interests. The minority owners will receive fair market value for their interest at the time their option is exercised.

The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such expiration, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

The table of contractual commitments does not include amounts for the repurchase of minority interests in Fine Living or Food Network.

Quantitative and Qualitative Disclosures about Market Risk

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations (primarily in the exchange rate for the Japanese yen) and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in Japanese yen and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at December 31, 2005.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands, except share data)	As of December 31, 2005			As of December 31, 2004
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$226,966	$226,966		$82,766	$82,766

$100 million, 6.625% notes, due in 2007	99,975	102,638		99,960	107,500
$50 million, 3.75% notes, due in 2008	50,000	48,705		50,000	49,735
$100 million, 4.25% notes, due in 2009	99,623	96,975		99,527	100,038
$150 million, 4.30% notes, due in 2010	149,784	144,939
$200 million, 5.75% notes, due in 2012	199,185	205,580		199,060	212,960
Other notes	1,537	1,299		1,638	1,440

Total long-term debt including current portion	$827,070	$827,102		$532,951	$554,439

Interest rate swap	$(1,295)	$(1,295)		$(265)	$(265)

Financial instruments subject to market value risk:
AOL Time Warner (2,017,000 shares)	$29,667	$35,173		$29,667	$39,227
Other available-for-sale securities	61	1,806		2,062	4,673

Total investments in publicly-traded companies	29,728	36,979		31,729	43,900
Other equity securities	5,426		(a)	7,282		(a)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

The weighted-average interest rate on borrowings under the Variable-Rate-Credit Facilities at December 31 was 4.3% in 2005, 2.3% in 2004, and 1.1% in 2003.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2005. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the company maintained effective internal control over financial reporting as of December 31, 2005.

We completed the acquisition of Shopzilla, a Web-based product comparison shopping service, on June 27, 2005. This business represents a separate segment with total assets of approximately $600 million at December 31, 2005, subject to final asset valuation, and pro-forma segment profits of $41.3 million for the full year 2005. It is also a separate control environment. We have excluded this segment from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2005.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting and the company’s management assessment of our internal control over financial reporting as of December 31, 2005. This report appears on page F-25.

Date: March 14, 2006

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

The E. W. Scripps Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The E. W. Scripps Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Shopzilla, which was acquired on June 27, 2005 and whose financial statements reflect total assets and revenues constituting 15 and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Shopzilla. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Cincinnati, Ohio

March 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

The E. W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E. W. Scripps Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio

March 14, 2006

Consolidated Balance Sheets

	As of December 31,
( in thousands, except share data )	2005	2004
Assets
Current assets:
Cash and cash equivalents	$19,243	$12,279
Short-term investments	12,800	8,637
Accounts and notes receivable (less allowances - 2005, $18,463; 2004, $20,527)	493,075	402,807
Programs and program licenses	172,879	139,082
Inventories	43,317	40,773
Deferred income taxes	32,269	17,242
Assets of discontinued JOA operations		2,703
Miscellaneous	22,986	20,068

Total current assets	796,569	643,591

Investments	210,021	234,030

Property, plant and equipment	526,221	496,194

Goodwill and other intangible assets:
Goodwill	1,647,794	1,358,730
Other intangible assets	391,185	255,859

Total goodwill and other intangible assets	2,038,979	1,614,589

Other assets:
Programs and program licenses (less current portion)	169,624	169,452
Unamortized network distribution incentives	172,271	193,830
Prepaid pension	66,153	32,179
Miscellaneous	52,790	40,984

Total other assets	460,838	436,445

Total Assets	$4,032,628	$3,424,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,163	$106,475
Customer deposits and unearned revenue	53,521	52,689
Accrued liabilities:
Employee compensation and benefits	75,095	64,430
Network distribution incentives	8,871	42,468
Miscellaneous	88,485	71,413
Liabilities of discontinued JOA operations	1,186	1,073
Other current liabilities	29,103	36,810

Total current liabilities	348,424	375,358

Deferred income taxes	358,198	264,407

Long-term debt (less current portion)	825,775	532,686

Other liabilities (less current portion)	121,891	82,648

Commitments and contingencies (Note 18)
Minority interests	91,261	73,629

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2005 - 126,994,386 shares; 2004 - 126,521,832 shares;	1,270	1,265
Voting - authorized: 60,000,000 shares; issued and outstanding: 2005 - 36,668,226 shares; 2004 - 36,668,226 shares	367	367

Total	1,637	1,632
Additional paid-in capital	363,416	320,359
Stock compensation:
Performance awards and restricted stock units	4,828	789
Unvested restricted stock awards	(1,634)	(4,879)
Retained earnings	1,930,994	1,787,221
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale	4,906	7,912
Pension liability adjustments	(18,550)	(18,495)
Foreign currency translation adjustment	1,482	1,582

Total shareholders’ equity	2,287,079	2,096,121

Total Liabilities and Shareholders’ Equity	$4,032,628	$3,424,849

See notes to consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,
(in thousands, except per share data)	2005	2004	2003
Operating Revenues:
Advertising	$1,621,797	$1,460,508	$1,274,371
Merchandise	343,605	283,008	229,026
Network affiliate fees, net	167,012	145,163	92,907
Circulation	128,168	130,790	135,503
Referral fees	98,881
Licensing	77,049	84,341	82,416
Other	77,378	63,633	60,555

Total operating revenues	2,513,890	2,167,443	1,874,778

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	607,701	555,796	517,942
Programs and program licenses	221,167	213,102	179,656
Costs of merchandise sold	238,896	193,622	159,960
Marketing and advertising	157,271	81,022	54,273
Newsprint and ink	83,949	79,505	72,803
JOA editorial costs and expenses	36,825	35,260	34,779
Other costs and expenses	529,520	477,817	417,565

Total costs and expenses	1,875,329	1,636,124	1,436,978

Depreciation, Amortization, and (Gains) Losses:
Depreciation	70,387	64,989	61,842
Amortization of intangible assets	20,817	3,732	4,543
(Gains) losses on disposal of property, plant and equipment	1,725	2,823	1,670
Write-down of Shop At Home goodwill and intangible assets	103,124
Hurricane losses (recoveries), net	(983)	2,654
Gain on sale of production facility		(11,148)
Restructuring charges			1,847

Net depreciation, amortization, and (gains) losses	195,070	63,050	69,902

Operating income	443,491	468,269	367,898
Interest expense	(38,791)	(30,878)	(31,593)
Equity in earnings of JOAs and other joint ventures	61,926	81,453	80,883
Interest and dividend income	4,767	3,369	5,062
Other investment results, net of expenses		14,674	(3,200)
Miscellaneous, net	978	934	(497)

Income from continuing operations before income taxes and minority interests	472,371	537,821	418,553
Provision for income taxes	191,294	193,969	136,184

Income from continuing operations before minority interests	281,077	343,852	282,369
Minority interests	58,467	43,069	14,273

Income from continuing operations	222,610	300,783	268,096

Income from discontinued operations, net of tax	26,543	3,028	2,719

Net income	$249,153	$303,811	$270,815

Net income per basic share of common stock:
Income from continuing operations	$1.36	$1.85	$1.67
Income from discontinued operations	.16	.02	.02

Net income per basic share of common stock	$1.53	$1.87	$1.69

Net income per diluted share of common stock:
Income from continuing operations	$1.35	$1.82	$1.65
Income from discontinued operations	.16	.02	.02

Net income per diluted share of common stock	$1.51	$1.84	$1.66

Weighted average shares outstanding:
Basic	163,279	162,279	160,532
Diluted	165,435	164,917	162,937

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2005	2004	2003
Cash Flows from Operating Activities:
Income from continuing operations	$222,610	$300,783	$268,096
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	91,204	68,721	66,385
Write-down of Shop At Home goodwill and intangible assets, net of deferred income tax	90,592
Gain on sale of production facility, net of deferred income tax		(7,773)
Restructuring charges and other items, net of deferred income tax		(9,877)	(23,819)
Other effects of deferred income taxes	52,370	61,498	53,263
Tax benefits of stock compensation plans	10,362	12,050	13,822
Dividends received greater than equity in earnings of JOAs and other joint ventures	21,014	8,878	9,025
Stock and deferred compensation plans	15,322	4,321	10,230
Minority interests in income of subsidiary companies	58,467	43,069	14,273
Affiliate fees billed greater than amounts recognized as revenue	20,516	18,580	10,842
Network launch incentive payments	(19,732)	(34,365)	(25,105)
Payments for programming less (greater) than program cost amortization	(43,406)	(22,166)	(33,735)
Prepaid and accrued pension expense	(26,743)	(14,432)	(13,109)
Other changes in certain working capital accounts, net	(73,730)	(51,774)	(38,449)
Miscellaneous, net	(1,325)	7,162	7,910

Net cash provided by continuing operating activities	417,521	384,675	319,629

Net cash provided by discontinued operating activities	29,359	1,489	2,917

Net operating activities	446,880	386,164	322,546

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(547,007)	(320,333)	(4,768)
Additions to property, plant and equipment	(72,121)	(76,775)	(89,251)
Decrease (increase) in short-term investments, net of effects of acquiring Shopzilla	8,116	(8,637)
Sale of long-term investments	6,437	16,214	7,543
Proceeds from sale of production facility		3,000
Miscellaneous, net	(1,699)	936	(217)

Net investing activities	(606,274)	(385,595)	(86,693)

Cash Flows from Financing Activities:
Increase in long-term debt	293,965	32,869	50,000
Payments on long-term debt	(106)	(8,968)	(266,395)
Dividends paid	(70,352)	(63,112)	(48,320)
Dividends paid to minority interests	(40,825)	(1,894)	(2,144)
Repurchase Class A Common shares	(36,822)
Proceeds from employee stock options	32,345	28,108	33,180
Miscellaneous, net	(11,847)	6,480	545

Net financing activities	166,358	(6,517)	(233,134)

Increase (decrease) in cash and cash equivalents	6,964	(5,948)	2,719
Cash and cash equivalents:
Beginning of year	12,279	18,227	15,508

End of year	$19,243	$12,279	$18,227

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$38,183	$30,476	$30,235

Income taxes paid continuing operations	132,360	119,820	86,828
Income taxes paid discontinued operations	14,625	1,911	1,673

Total income taxes paid	146,985	121,731	88,501

Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations		48,424

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
As of December 31, 2002	$1,601	$217,823	$(4,590)	$1,324,027	$(23,396)	$1,515,465
Comprehensive income:
Net income				270,815		270,815

Unrealized gains, net of tax of ($9,220)					17,123	17,123
Adjustment for losses (gains) in income, net of tax of $398					(739)	(739)

Change in unrealized gains (losses)					16,384	16,384
Minimum pension liability, net of tax of ($4,968)					7,937	7,937
Currency translation, net of tax of ($434)					790	790

Total				270,815	25,111	295,926
Dividends: declared and paid - $.30 per share				(48,320)		(48,320)
Compensation plans, net: 1,986,396 shares issued;
117,744 shares repurchased; 7,200 shares forfeited	18	45,924	(304)			45,638
Tax benefits of compensation plans		13,822				13,822

As of December 31, 2003	1,619	277,569	(4,894)	1,546,522	1,715	1,822,531
Comprehensive income:
Net income				303,811		303,811

Unrealized gains, net of tax of ($655)					1,213	1,213
Adjustment for losses (gains) in income, net of tax of $4,706					(8,740)	(8,740)

Change in unrealized gains (losses)					(7,527)	(7,527)
Minimum pension liability, net of tax of $2,356					(3,782)	(3,782)
Currency translation, net of tax of ($295)					593	593

Total				303,811	(10,716)	293,095
Dividends: declared and paid - $.3875 per share				(63,112)		(63,112)
Convert 70,000 Voting Shares to Class A Common shares
Convert 40,000 shares from restricted stock awards to restricted stock units		(1,577)	1,577
Compensation plans, net: 1,370,486 shares issued;
76,548 shares repurchased	13	32,317	(773)			31,557
Tax benefits of compensation plans		12,050				12,050

As of December 31, 2004	1,632	320,359	(4,090)	1,787,221	(9,001)	2,096,121
Comprehensive income:
Net income				249,153		249,153

Unrealized gains, net of tax of $1,841					(3,423)	(3,423)
Adjustment for losses (gains) in income, net of tax of ($224)					417	417

Change in unrealized gains (losses)					(3,006)	(3,006)
Minimum pension liability, net of tax of $58					(55)	(55)
Currency translation, net of tax of ($186)					(100)	(100)

Total				249,153	(3,161)	245,992
Dividends: declared and paid - $.43 per share				(70,352)		(70,352)
Repurchase 750,000 Class A Common shares	(8)	(1,786)		(35,028)		(36,822)
Compensation plans, net: 1,293,634 shares issued;
68,580 shares repurchased; 2,500 shares forfeited	13	34,481	7,284			41,778
Tax benefits of compensation plans		10,362				10,362

As of December 31, 2005	$1,637	$363,416	$3,194	1,930,994	$(12,162)	$2,287,079

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

Nature of Operations – We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, television retailing, online comparison shopping, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, Shop At Home and Shopzilla.

Scripps Networks includes five national television networks: Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). Scripps Networks also includes our online channel, HGTVPro.com, and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Our newspaper business segment includes daily and community newspapers in 18 markets in the U.S. Three of our newspapers are operated pursuant to the terms of joint operating agreements. See Note 7. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations. We solely manage and operate each of the other newspapers. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers.

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Each station is located in one of the 61 largest television markets in the U.S. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

Shop At Home markets a range of consumer goods to television viewers and visitors to its Internet site. Shop At Home reaches about 57 million full-time equivalent households and can be viewed in more than 154 television markets, including 95 of the largest 100 television markets in the U.S. Shop At Home programming is distributed under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. Substantially all of Shop At Home’s revenues are earned from the sale of merchandise.

On June 27, 2005, we completed the acquisition of Shopzilla. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. Shopzilla earns revenues primarily from referral fees paid by participating online retailers.

Financial information for each of our five business segments is presented in Note 17. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

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

While a variety of sources are available for most products that Shop At Home sells, two vendors in two different product categories supply us with merchandise that accounts for approximately 19% and 11% of total merchandise costs incurred in 2005. Our Shop At Home business could be adversely affected if these vendors ceased supplying merchandise.

One customer accounts for approximately 30% to 40% of Shopzilla’s annual operating revenues. Our Shopzilla business could be adversely affected upon the loss of this customer.

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

Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the recognition of certain revenues; product returns and rebates due to customers; the periods over which long-lived assets are depreciated or amortized; the fair value of such long-lived assets; income taxes payable; estimates for uncollectible accounts receivable; the fair value of our inventories and self-insured risks.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Revenue Recognition – Our primary sources of revenue are from:

•	The sale of advertising space, advertising time and Internet advertising.

•	The sale of merchandise to consumers.

•	The sale of newspapers to distributors and to individual subscribers.

•	Subscriber fees paid by cable and satellite television systems for our programming services (“network affiliate fees”).

•	Referral fees paid by participating online retailers.

•	Royalties from licensing copyrighted characters.

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

Referral fees. Referral fee revenues consist of fees earned when consumers using our Internet sites are directed to participating online retailers. Referral fee revenues are recognized at the time the related transactions occur.

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

Newspaper Joint Operating Agreements (“JOA”) – We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.” Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We do not have a residual interest in the net assets of the Cincinnati JOA.

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

The cost of securities sold is determined by specific identification.

Property, Plant and Equipment – Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Leasehold improvements	Term of lease
Printing presses	30 years
Other newspaper production equipment	5 to 10 years
Television transmission towers and related equipment	15 years
Other television and program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

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

In accordance with Financial Accounting Standard No. (“FAS”) 142 - Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

In accordance with FAS 142, goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are each of our national television networks, newspapers, broadcast television, Shop At Home and Shopzilla.

Amortizable Intangible Assets – Broadcast television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Broadcast television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. In the fourth quarter of 2004, we concluded that these assets no longer had indefinite lives and began amortizing these network affiliation relationships over their 20 to 25 year remaining useful lives.

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

Customer lists and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

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

Self-Insured Risks – We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Third-party administrators are used to process claims. Estimated liabilities for unpaid claims, which totaled $21.9 million at December 31, 2005, are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an on-going basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

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

Marketing and Advertising Costs – Marketing and advertising costs include costs incurred to promote our businesses. Marketing and advertising costs also include fees paid to search engines to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Risk Management Contracts – We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use interest rate swaps to limit the impact of interest rate changes on our earnings and cash flows and to reduce our overall borrowing costs. In 2003, we entered into a pay-floating interest rate swap, effectively converting $50 million of newly issued 3.75% notes due in 2008 to variable rate obligations. See Note 13. We held no other derivative financial instruments in the three years ended December 31, 2005.

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

Options to purchase Class A Common shares (“stock options”) are granted under the plan with exercise prices not less than 100% of the fair market value of the stock on the date of the award. As a result, we do not recognize compensation expense in our financial statements for grants of stock options to employees or directors. However, if the terms of such options are subsequently modified, compensation expense is recognized for the difference between the fair value of the underlying stock at the time of modification and the option exercise price. The compensation expense is amortized over the remaining vesting period stated in the option agreement, or immediately if the options are fully vested.

Performance awards represent the right to receive restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The actual number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The measurement date for performance awards does not occur until the number of shares that will be issued is known. Until that date, we estimate total compensation expense based upon the number of shares that we expect to be issued and the period end fair value of the underlying shares. Total compensation expense is recognized over the vesting period stated in the performance award.

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

The fair value of stock options granted and assumptions used to determine the fair values were as follows:

	For the years ended December 31,
	2005	2004	2003
Weighted-average fair value of stock options granted	$11.54	$11.86	$11.01
Assumptions used to determine fair value:
Dividend yield	0.8%	0.8%	0.8%
Expected volatility	22.2%	19.5%	22.0%
Risk-free rate of return	3.8%	3.5%	3.8%
Expected life of options	5.38 years	6.5 years	7 years

In 2005, we changed our method of estimating the fair value of options granted. In years prior to 2005, we estimated the fair value of our stock options using the Black-Scholes model. In 2005, we began estimating the value of these stock options using a lattice-based binomial model. The use of a lattice-based binomial model did not materially impact the fair value of stock options granted or the pro-forma expense reported for stock option grants.

Stock options granted prior to 2005 generally had a ten-year term. Stock options granted in 2005 generally have an eight-year term. The expected life assumption was adjusted to reflect the shorter terms of the stock options.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123—Accounting for Stock-Based Compensation, as amended by FAS 148—Accounting for Stock-Based Compensation - Transition and Disclosure, to all stock-based employee compensation for the periods covered in this report:

	For the years ended December 31,
(in thousands, except per share data)	2005	2004	2003
Net income as reported	$249,153	$303,811	$270,815
Add stock-based compensation included in reported income, net of related income tax effects	5,948	3,728	4,279
Deduct stock-based compensation determined under fair value based method, net of related income tax effects	(20,315)	(21,506)	(19,639)

Pro forma net income	$234,786	$286,033	$255,455

Net income per share of common stock:
Basic earnings per share:
As reported	$1.53	$1.87	$1.69
Additional stock-based compensation, net of income tax effects	(.09)	(.11)	(.10)

Pro forma basic earnings per share	$1.44	$1.76	$1.59

Diluted earnings per share:
As reported	$1.51	$1.84	$1.66
Additional stock-based compensation, net of income tax effects	(.09)	(.11)	(.09)

Pro forma diluted earnings per share	$1.42	$1.73	$1.56

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

While we measure compensation expense in our financial statements using the intrinsic-value based method of APB 25, we must also report pro forma net income and earnings per share assuming we had used the fair-value based methods of FAS 123. Both the amount of compensation expense and the timing of recognition of compensation expense resulting from the Plan modifications is different if fair-value based methods are used instead of intrinsic-value based methods. Under the fair-value based method, Plan modifications are accounted for as the retirement of the outstanding stock options and the issuance of new stock options at the modification date. The fair value of the modified stock options exceeded the fair value of the stock options held as the date of the modifications by approximately $2.8 million. That compensation expense is recognized over the remaining vesting period of the stock options, or immediately for vested stock options. The pro forma effect of the stock option modifications are included in the preceding table.

Net Income Per Share – The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Basic weighted-average shares outstanding	163,279	162,279	160,532
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	308	353	364
Stock options held by employees and directors	1,848	2,285	2,041

Diluted weighted-average shares outstanding	165,435	164,917	162,937

Reclassifications – For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. Accounting Changes and Recently Issued Accounting Standards

FAS 123-R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004) - Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123—Accounting for Stock-Based Compensation, and supersedes APB 25 - Accounting for Stock Issued to Employees. As revised by the Securities and Exchange Commission, we will be required to adopt FAS 123-R beginning January 1, 2006. FAS 123-R requires all share-based awards to employees, and any subsequent modifications to those awards, to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition.

Under FAS 123-R, we must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we expect to utilize the modified prospective transition method. Using this method, compensation expense for all unvested awards included in our pro forma disclosures will be recognized over the award’s remaining vesting period beginning in the first quarter of 2006. Compensation expense recognized will be based upon the values assigned to grants and modifications of stock compensation used in the proforma disclosures.

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

Upon the adoption of FAS 123-R, we will be required to record compensation expense over the period in which the employee becomes eligible to retire, if that period is shorter than the stated vesting period. If employees are eligible to retire at the date of grant, compensation expense will be recognized immediately. If these provisions had been applied in 2005, performance awards and stock options with fair values of $7.6 million would have been immediately expensed upon grant in our pro forma disclosures rather than over the stated vesting period.

FSP 109-1

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”)—Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FAS 109. Pursuant to the AJCA, we were eligible to claim the benefit beginning in 2005. Our income tax provision includes the effects of the estimated deduction we expect to take on our 2005 consolidated federal income tax return.

Interpretation 47

In March 2005, the FASB issued FASB Interpretation No. (“Interpretation”) 47—Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. Interpretation 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. This Interpretation became effective for us in the fourth quarter of 2005. The application of this Interpretation did not have a material effect on our consolidated financial statements.

FAS 154

In May 2005, the FASB issued FAS 154—Accounting Changes and Error Corrections, which replaces Accounting Principles Opinion No. 20—Accounting Changes and FAS 3—Reporting Accounting Changes in Interim Financial Statements. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The standard requires retrospective application to prior period financial statements for changes in accounting principles and the reporting of a correction of an error. FAS 154 also requires a change in accounting estimate that is affected by a change in accounting principle to be accounted for as a change in accounting estimate. FAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The application of this standard is not expected to have a material effect on our consolidated financial statements.

EITF No. 05-06

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-06—Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination. The EITF requires that leasehold improvements acquired in a business combination or purchased after the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. The EITF became effective beginning July 1, 2005 and did not have a material effect on our consolidated financial statements.

FSP 115-1 and 124-1

In November – 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 (“FSP”), -The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments. The FSP provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

3. Acquisitions

March 2006 – We reached an agreement in principle to acquire 100% of the common stock of uSwitch for approximately $366 million in cash. uSwitch operates an online comparison service that helps consumers compare prices on a range of services including gas, electricity, home phone, broadband providers and personal finance products in the United Kingdom. The acquisition will be financed through a combination of cash on hand and borrowings on both existing and new credit facilities.

2005 – On June 27, 2005, we acquired 100% ownership of Shopzilla for approximately $570 million in cash. Assets acquired in the transaction included approximately $34.0 million of cash and $12.3 million of short-term investments. The acquisition was financed using a combination of cash on hand and additional borrowings. The acquisition enabled us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expand our electronic media platform.

In the third quarter and fourth quarter, we acquired newspapers and other publications in areas contiguous to our existing newspaper markets. Total cash consideration paid for these transactions totaled $8.5 million.

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

On November 17, 2004, we completed the acquisition of the Great American Country (“GAC”) network. We paid approximately $140 million in cash, which we financed through additional borrowings on our existing credit facilities. Acquiring GAC provided us with a recognized cable network brand that had secured distribution into 37 million homes.

2003 – In the first quarter, we acquired an additional interest of less than one percent in our Memphis newspaper for $3.5 million in cash.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition.

	For the years ended December 31,
(in thousands)	2005	2004	2003
Short-term investments	$12,279
Accounts receivable	13,124	$2,157
Current assets	8,139	555
Property, plant and equipment	25,996	7,816
Indefinite-lived intangible assets		163,600
Amortizable intangible assets	144,240	32,400
Goodwill	407,343	184,545	$2,885
Other assets	138	240
Net operating loss carryforwards	23,499	31,078

Total assets acquired	634,758	422,391	2,885
Current liabilities	(24,242)	(4,217)
Deferred tax liabilities	(66,271)	(47,159)
Obligations under notes receivable and preferred stock		(48,424)
Other long-term obligations	(719)	(2,978)
Minority interest	10		619

Total purchase price	$543,536	$319,613	$3,504

The allocation of the purchase price to the assets and liabilities of the Shopzilla acquisition is based upon preliminary appraisals and is therefore subject to change.

Goodwill added during 2005 relates to the Shopzilla and the newspaper publication acquisitions. The goodwill of $401 million added from the Shopzilla acquisition was assigned to the Shopzilla business segment. Amortizable intangible assets acquired in the Shopzilla acquisition include customer lists, technology, trade names and patents. The customer lists intangible assets are estimated to have useful lives of two to twenty years. The other acquired intangibles are estimated to have useful lives of four to nine years. The goodwill of $5.9 million added from the acquisition of newspapers and other publications was assigned to the newspaper segment.

Goodwill added during 2004 relates to the Summit America and GAC acquisitions. The goodwill of $71.1 million added in the Summit America acquisition was assigned to the Shop At Home business segment. Goodwill of $113.5 million was initially allocated to the GAC acquisition. During 2005, we completed an appraisal of the book and tax basis of the assets acquired and liabilities assumed in the acquisition. Primarily due to higher values being assigned to network distribution relationships, we decreased the amount assigned to goodwill by $14.2 million. Goodwill from the GAC acquisition was assigned to the Scripps Networks business segment. Amortizable intangible assets acquired in the 2004 Summit America and GAC acquisitions included customer lists, trade names, and network distribution relationships. Indefinite-lived assets acquired consist of FCC licenses. The FCC licenses are not amortized.

Goodwill added in 2003 relates to the acquisition of minority interest in our Memphis newspaper.

The goodwill added from the GAC transaction and approximately $3.3 million of the goodwill added in the Shopzilla acquisition is expected to be deductible for tax purposes.

The following table summarizes, on a pro forma basis, the estimated combined results of operations of Scripps and Shopzilla had the transaction taken place at the beginning of 2003. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes transaction related expenses incurred by Shopzilla in the 2005 periods. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2005	2004
Operating revenues	$2,569,277	$2,234,876
Income from continuing operations	218,136	280,309

Income from continuing operations per share of common stock:
Basic	$1.34	$1.73
Diluted	$1.32	$1.70

Basic Shares	163,279	162,279
Diluted Shares	165,435	164,917

Pro forma results are not presented for the other acquisitions because the combined results of operations would not be significantly different from reported amounts.

4. Discontinued Operations

In the third quarter of 2005, we reached agreement with Advance Publications, Inc. the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the quarter, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions. Our 2005 net income was increased by $24.8 million. In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of the Birmingham Post-Herald have been treated as a discontinued operation for all periods presented within our consolidated financial statements. Accordingly, the results of the newspaper have also been excluded from our Newspaper segment results for all periods presented.

Operating results for the Birmingham-Post Herald were as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Operating revenues	$31	$60	$67
Share of earnings of JOA, including termination fee	45,423	7,377	7,071

Income from discontinued operations, before tax	$42,726	$4,832	$4,509
Income taxes	16,183	1,804	1,790

Income from discontinued operations	$26,543	$3,028	$2,719

5. Asset Write-Downs and Other Charges and Credits

Net income was affected by the following:

Write-down of goodwill and other intangible assets

FAS 142, Goodwill and Other Intangible Assets, requires that we perform a fair value-based impairment test of goodwill and other indefinite-lived intangible assets at least annually. We perform our review during the fourth quarter of each year in conjunction with our annual planning cycle. The fair value is determined based upon market values of similar businesses and the present values of projected cash flows. As a result of our annual test we determined that the carrying value of the Shop At Home business segment exceeded its fair value. Accordingly, 2005 results include an estimated pre-tax write down of goodwill and other intangible assets totaling $103.1 million, including $67.3 million of nondeductible goodwill. Net income was reduced by $90.6 million. The amount of the write-down is subject to the completion of a valuation of all the assets and liabilities of the Shop At Home business segment.

Denver newspaper production facilities

In 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s third and fourth quarter depreciation expense. The increased depreciation resulted in a $20.4 million decrease in our 2005 equity in earnings from JOAs. Net income was decreased by $12.6 million.

Hurricanes

Certain of our Florida operations were affected by hurricanes in the fourth quarter of 2005 and the third and fourth quarters of 2004. Operations at our affected businesses were interrupted and damage was incurred resulting in approximately $1.2 million of restoration costs and impairment losses in 2005. Restoration costs and asset impairment losses totaled $2.6 million in 2004.

Estimated business interruption losses were $2.3 million in 2005 and $4.2 million in 2004.

During 2005, we reached agreement with insurance providers and other responsible third parties on certain of our property and business interruption claims resulting from the 2004 hurricanes and recorded insurance recoveries of $2.2 million in 2005. We are currently in discussions with our insurance carriers regarding property and business interruption claims sustained by our newspaper operations in the 2004 hurricanes totaling $3.1 million. Property and business interruption claims for the 2005 hurricanes have not yet been filed with our insurance carriers. Recoveries of these unsettled claims will not be recorded until settlement agreements are reached with the insurance providers.

Gain on sale of production facility

Operating results in 2004 include an $11.1 million pre-tax gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati. The gain on sale had previously been deferred while the station continued to use the facility until construction of a new production facility was complete. Net income was increased by $7.0 million.

Other investment results

Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems. Net income was increased by $9.5 million. Operating results in 2003 included a pre-tax charge of $3.2 million for write-downs associated with declines in value of certain development-stage business investments. Net income was reduced by $2.1 million.

Restructuring charges

In 2003, we received notification from Gannett Co. Inc. (“Gannett”) that the Cincinnati JOA will not be renewed upon its expiration in 2007. As a result of the notification and as stipulated by the terms of a collective bargaining agreement, we recorded a $1.8 million charge for estimated severance to Cincinnati Post editorial employees. The charge reduced net income by $1.2 million (see Note 7).

Income tax adjustments

In 2003, we adjusted our estimates of our prior year state and federal income tax liabilities and our estimate of unrealizable state net operating loss carryforwards (see Note 6). The changes in these estimates reduced the income tax provision by $27.1 million.

6. Income Taxes

We file a consolidated federal income tax return and separate state income tax returns for each subsidiary company. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and incorporated limited liability companies that have been elected to be treated as partnerships for tax purposes (“pass-through entities”). Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Food Network is operated under the terms of a general partnership agreement. Fine Living and Shop At Home are incorporated as limited liability companies (“LLC”) and are treated as partnerships for tax purposes. As a result, federal and state income taxes for these pass-through entities accrue to the individual partners.

Consolidated income before income tax consisted of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Income allocated to Scripps	$417,940	$497,380	$405,873
Income of pass-through entities allocated to non-controlling interests	54,431	40,441	12,680

Income from continuing operations before income taxes and minority interest	$472,371	$537,821	$418,553

The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$121,269	$86,229	$55,521
Tax benefits from NOLs	(13,797)	(2,800)

Federal, net	107,472	83,429	55,521

State and local	34,297	24,713	17,622
Tax benefits from NOLs	(3,116)	(328)	(1,026)

State and local, net	31,181	24,385	16,596

Foreign	2,441	4,413	5,347

Total	141,094	112,227	77,464
Tax benefits of compensation plans allocated to additional paid-in capital	10,362	12,050	13,822

Total current income tax provision	151,456	124,277	91,286

Deferred:
Federal	35,884	59,612	63,470
Other	2,465	3,968	(4,348)

Total	38,349	63,580	59,122
Deferred tax allocated to other comprehensive income	1,489	6,112	(14,224)

Total deferred income tax provision	39,838	69,692	44,898

Provision for income taxes	$191,294	$193,969	$136,184

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

We believe adequate provision has been made for all open tax years.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	4.8	3.4	3.7
Income of pass-through entities allocated to non-controlling interests	(4.0)	(2.6)	(1.1)
Write-off of non-deductible goodwill	5.0
Section 199—Production Activities Deduction	(0.5)
Changes in estimates for prior year income taxes			(5.0)
Adjustment of state net operating loss carryforward valuation allowance			(1.4)
Miscellaneous	0.2	0.3	1.3

Effective income tax rate	40.5%	36.1%	32.5%

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
(in thousands)	2005	2004
Temporary differences:
Property, plant and equipment	$64,968	$59,574
Goodwill and other intangible assets	271,985	197,809
Network distribution incentives	1,888	5,773
Investments, primarily gains and losses not yet recognized for tax purposes	57,158	63,908
Accrued expenses not deductible until paid	(10,528)	(8,777)
Deferred compensation and retiree benefits not deductible until paid	(13,312)	(19,576)
Other temporary differences, net	(2,864)	(4,164)

Total temporary differences	369,295	294,547
Tax basis capital loss carryforwards	(686)	(9,286)
Federal net operating loss carryforwards	(32,106)	(28,278)
State net operating loss carryforwards	(19,306)	(17,229)
Valuation allowance for state deferred tax assets	8,732	7,411

Net deferred tax liability	$325,929	$247,165

Investment losses on our portfolio of investments in development-stage businesses were recognized for book purposes when it was determined the carrying values of the investment would not be recovered. For tax purposes such losses are generally recognized when the securities become worthless. State tax law generally provides that such losses may not be deducted from ordinary income, and that any losses in excess of capital gains can be carried forward for up to five years. At December 31, 2005, such state capital loss carryforwards totaled $17.7 million. We expect to generate sufficient capital gains to fully utilize the capital loss carryforwards prior to the expiration of the carryforward periods between 2008 and 2010.

At the date of acquisition, Shopzilla had federal net operating loss carryforwards totaling $56.8 million. These net operating loss carryforwards and the loss carryforwards obtained in the Summit America acquisition totaled $91.7 million at December 31, 2005. The federal net operating loss carryforwards expire between 2018 and 2024. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

At the date of acquisition, Shopzilla had state tax loss carryforwards totaling $63.1 million. Total state net operating loss carryforwards, including those acquired in the Summit America acquisition and of certain of our other subsidiary companies, were $627 million at December 31, 2005. Our state tax loss carryforwards expire between 2006 and 2024. Because separate state income tax returns are filed for our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

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

7. Joint Operating Agreements

In 2005, we reached agreement with Advance Publications, Inc. to terminate the Birmingham joint operating agreement (see Note 4).

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

The table below provides certain information about our JOAs.

Newspaper / Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune/ Journal Publishing Company	1933	2022
The Cincinnati Post/ Gannett Co. Inc.	1977	2007
Denver Rocky Mountain News/ MediaNews Group, Inc.	2001	2051

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

The operating profits earned from the combined operations of the two newspapers in a JOA are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% share of the Cincinnati JOA profits.

8. Investments

Investments consisted of the following:

	As of December 31,
(in thousands, except share data)	2005	2004
Securities available for sale (at market value):
Time Warner (2,017,000 common shares)	$35,173	$39,227
Other available-for-sale securities	1,806	4,673

Total available-for-sale securities	36,979	43,900
Denver JOA	142,633	164,996
FOX Sports Net South and other joint ventures	24,983	17,852
Other equity securities	5,426	7,282

Total investments	$210,021	$234,030

Net unrealized gains on securities available for sale	$7,251	$12,171

Investments available for sale represent securities in publicly-traded companies. Investments available for sale are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of December 31, 2005, there were no significant unrealized losses on our available-for-sale securities.

Other equity securities include securities that do not trade in public market, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at December 31, 2005. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2005	2004
Land and improvements	$58,810	$58,336
Buildings and improvements	272,094	262,201
Equipment	726,247	650,640

Total	1,057,151	971,177
Accumulated depreciation	530,930	474,983

Net property, plant and equipment	$526,221	$496,194

10. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2005	2004
Goodwill	$1,647,794	$1,358,730

Other intangible assets:
Carrying amount:
Acquired network distribution	47,554	32,914
Broadcast television network affiliation relationships	26,748	26,748
Customer lists	119,653	5,450
Copyrights and other trade names	22,002	3,740
Other	21,110	9,045

Total carrying amount	237,067	77,897

Accumulated amortization:
Acquired network distribution	(9,091)	(3,991)
Broadcast television network affiliation relationships	(1,379)	(277)
Customer lists	(15,322)	(2,977)
Copyrights and other trade names	(3,521)	(232)
Other	(7,974)	(6,010)

Total accumulated amortization	(37,287)	(13,487)

Total amortizable intangible assets	199,780	64,410

Other indefinite-lived intangible assets:
FCC licenses	189,222	189,222
Other	2,087	2,087

Total other indefinite-lived intangible assets	191,309	191,309

Pension liability adjustments	96	140

Total other intangible assets	391,185	255,859

Total goodwill and other intangible assets	$2,038,979	$1,614,589

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Shop At Home	Shopzilla	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2003	$141,201	$783,464	$219,367	$30,135		$18	$1,174,185
Business acquisitions	113,488			71,057			184,545

Balance as of December 31, 2004	254,689	783,464	219,367	101,192		18	1,358,730
Business acquisitions		5,851			$401,492		407,343
Adjustment to purchase price allocations	(14,187)			(1,354)			(15,541)
Write-down of Shop At Home				(99,838)			(99,838)
Other adjustments			(2,900)				(2,900)

Balance as of December 31, 2005	$240,502	$789,315	$216,467	$—	$401,492	$18	$1,647,794

Amortizable intangible assets:
Balance as of December 31, 2003	$1,110	$3,333	$999	$2,186			$7,628
Business acquisitions	29,620			2,780			32,400
Reclassification from indefinite-lived intangible assets			26,748	1,050			27,798
Other additions		267	49				316
Amortization	(968)	(693)	(355)	(1,716)			(3,732)

Balance as of December 31, 2004	29,762	2,907	27,441	4,300			64,410
Business acquisitions		1,840			$142,400		144,240
Adjustment of purchase price allocations	14,599			303			14,902
Other additions		267	2		62		331
Write-down of Shop At Home				(3,286)			(3,286)
Amortization	(3,268)	(709)	(1,177)	(1,317)	(14,346)		(20,817)

Balance as of December 31, 2005	$41,093	$4,305	$26,266	$—	$128,116		$199,780

Other indefinite-lived intangible assets:
Balance as of December 31, 2003	$919	$1,153	$52,370	$1,050			$55,492
Business acquisitions				163,600			163,600
Reclassification to amortizable intangible assets			(26,748)	(1,050)			(27,798)
Other additions		15					15

Balance as of December 31, 2004	919	1,168	25,622	163,600			191,309

Balance as of December 31, 2005	$919	$1,168	$25,622	$163,600			$191,309

In accordance with FAS 142, we perform an annual impairment review of goodwill and indefinite-lived intangible assets and also assess whether our indefinite lived intangible assets continue to have indefinite lives. In our 2005 annual review we determined the goodwill and other intangible assets of the Shop At Home business segment were impaired (see Note 5). Accordingly, a pretax write-down of goodwill and other intangible assets totaling $103.1 million was recorded in 2005. No other impairment losses were recorded in 2005.

During our 2004 annual review, no impairment charges resulted from our review. However, we determined that our broadcast television network affiliation relationships and the Shop At Home trade name no longer have indefinite lives. In the fourth quarter of 2004, we began amortizing broadcast television network affiliation relationships on a straight-line basis over their 20 to 25 year remaining useful lives and began amortizing the Shop At Home trade names on a straight line basis over a 10 year remaining useful life.

Estimated amortization expense of intangible assets for each of the next five years, is expected to be $24.5 million in 2006, $24.5 million in 2007, $22.1 million in 2008, $22.0 million in 2009, $19.1 million in 2010 and $87.6 million in later years.

11. Programs and Program Licenses

Programs and program licenses consisted of the following:

	As of December 31,
(in thousands)	2005	2004
Cost of programs available for broadcast	$798,925	$784,404
Accumulated amortization	534,246	525,257

Total	264,679	259,147
Progress payments on programs not yet available for broadcast	77,824	49,387

Total programs and program licenses	$342,503	$308,534

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $295 million at December 31, 2005. If the programs are not produced, our commitment to license the program would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $212 million in 2005, $191 million in 2004 and $166 million in 2003.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2006	$129,642	$77,462	$207,104
2007	69,364	94,135	163,499
2008	42,788	73,243	116,031
2009	19,719	63,167	82,886
2010	3,159	47,010	50,169
Later years	7	18,235	18,242

Total	$264,679	$373,252	$637,931

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

	As of December 31,
(in thousands)	2005	2004
Network launch incentives	$316,774	$317,816
Accumulated amortization	178,241	151,070

Net book value	138,533	166,746
Unbilled affiliate fees	33,738	27,084

Total unamortized network distribution incentives	$172,271	$193,830

We capitalized launch incentive payments totaling $1.2 million in 2005, $6.8 million in 2004, and $35.9 million in 2003.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2005	$27,171
2004	21,378
2003	24,050

Estimated amortization for the year ending December 31:
2006	$28,209
2007	21,037
2008	23,387
2009	25,415
2010	16,811
Later years	23,674

Total	$138,533

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

13. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2005	2004
Variable-rate credit facilities	$226,966	$82,766
$100 million, 6.625% notes, due in 2007	99,975	99,960
$50 million, 3.75% notes, due in 2008	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,623	99,527
$150 million, 4.30% notes, due in 2010	149,784
$200 million, 5.75% notes, due in 2012	199,185	199,060
Other notes	1,537	1,638

Total face value of long-term debt less discounts	827,070	532,951
Fair market value of interest rate swap	(1,295)	(265)

Total long-term debt	$825,775	$532,686

Fair value of long-term debt *	$827,100	$554,400

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

We have Competitive Advance and Revolving Credit Facilities expiring in July 2009 (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $450 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 4.3% at December 31, 2005 and 2.3% at December 31, 2004. To finance our acquisition of uSwitch we entered into a $100 million 364-day revolving credit facility in March 2006.

We have a U.S. shelf registration which allows additional borrowings of up to $300 million as of December 31, 2005.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 4.6% at December 31, 2005, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We are in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of December 31, 2005, we had outstanding letters of credit totaling $8.6 million.

We did not capitalize any interest in 2005. Capitalized interest was $0.6 million in 2004 and $0.5 million in 2003.

14. Other Liabilities and Minority Interests

Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2005	2004
Program rights payable	$21,615	$30,835
Employee compensation and benefits	84,903	70,532
Network distribution incentives	22,758	44,309
Other	33,198	21,475

Total other liabilities	162,474	167,151
Current portion of other liabilities	40,583	84,503

Other liabilities (less current portion)	$121,891	$82,648

The carrying value of our network distribution incentive liabilities approximate their carrying value.

Minority Interests

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. The put and call options become exercisable at various dates through 2016. Put options on an approximate 6% non-controlling interest in Fine Living are currently exercisable. The remaining put options, comprising an approximate 4% interest in Fine Living, become exercisable in 2006.

Non-controlling interests hold an approximate 30% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

Minority interests include non-controlling interests of approximately 8% in the capital stock of the subsidiary companies that publish our Memphis and Evansville newspapers. The capital stock of these companies does not provide for or require the redemption of the non-controlling interests by us.

15. Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Other changes in certain working capital accounts, net:

Accounts receivable	$(78,862)	$(64,540)	$(56,408)
Inventories	(2,479)	(10,687)	(5,712)
Accounts payable	(14,151)	17,627	12,886
Accrued income taxes	7,533	(7,193)	7,138
Accrued employee compensation and benefits	10,843	1,582	(1,891)
Accrued interest	390	255	(136)
Other accrued liabilities	3,247	15,373	6,735
Other, net	(251)	(4,191)	(1,061)

Total	$(73,730)	$(51,774)	$(38,449)

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Service cost	$18,439	$19,004	$16,495
Interest cost	22,931	22,092	20,295
Expected return on plan assets, net of expenses	(30,156)	(25,484)	(20,327)
Net amortization and deferral	3,255	3,635	5,241

Total for defined benefit plans	14,469	19,247	21,704
Multi-employer plans	439	661	560
SERP	4,023	3,906	3,665
Defined contribution plans	7,511	7,044	6,433

Total	$26,442	$30,858	$32,362

Assumptions used in determining the annual retirement plans expense were as follows:

	2005	2004	2003
Used to determine annual expense:
Discount rate	6.00%	6.25%	6.50%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%
Increase in compensation levels	4.50%	4.75%	4.75%

The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

The expected long-term rate of return on plan assets is based upon the weighted average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods, which exceed our current forward-looking assumption.

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

Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2006	2005	2004
US equity securities	53%	53%	55%
Non-US equity securities	13	13	10
Fixed-income securities	34	34	35

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small companies which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations, as well as investments in hedge fund products and real estate.

Obligations and Funded Status – Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2005	2004	2005	2004
Accumulated benefit obligation	$374,425	$334,800	$27,724	$26,261

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$386,225	$361,933	$29,035	$28,684
Service cost	18,439	19,004	1,246	1,288
Interest cost	22,931	22,092	1,664	1,701
Benefits paid	(16,690)	(12,993)	(2,062)	(1,828)
Actuarial losses (gains)	21,321	(3,811)	769	(810)

Projected benefit obligation at end of year	432,226	386,225	30,652	29,035

Plan assets:
Fair value at beginning of year	359,655	303,111
Actual return on plan assets	21,725	32,036
Company contributions	42,840	37,501	2,062	1,828
Benefits paid	(16,690)	(12,993)	(2,062)	(1,828)

Fair value at end of year	407,530	359,655

Plan assets greater than (less than) projected benefits	(24,696)	(26,570)	(30,652)	(29,035)
Unrecognized net loss	88,444	61,627	13,756	14,189
Unrecognized prior service cost	2,077	2,396	(807)	(896)

Prepaid (accrued) pension costs	$65,825	$37,453	$(17,703)	$(15,742)

Amounts recognized in Consolidated Balance Sheets:
Prepaid pension costs	$66,153	$32,179
Accrued pension benefit obligation	(13,336)	(6,136)	$(27,724)	$(26,261)
Intangible asset	96	140
Minimum pension liability adjustment included in accumulated other comprehensive income	12,912	11,270	10,021	10,519

Prepaid (accrued) pension costs	$65,825	$37,453	$(17,703)	$(15,742)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2005	2004	2005	2004
Accumulated benefit obligation	$45,269	$56,586	$27,724	$26,261
Projected benefit obligation	47,087	60,277	30,652	29,035
Fair value of plan assets	36,488	50,321

Assumptions used in determining the defined benefit plans benefit obligations were as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Increase in compensation levels	4.50%	4.50%	4.75%

We anticipate contributing $0.2 million to meet minimum funding requirements of our defined benefit pension plans in 2006 and $2.1 million to fund current benefit payments for our non-qualified SERP plan in 2006. We may also elect to make additional contributions to our defined benefit pension plans.

Estimated future benefit payments expected to be paid for the next ten years are $17.0 million in 2006, $18.6 million in 2007, $19.0 million in 2008, $19.7 million in 2009, $20.2 million in 2010, and a total of $113.7 million for the five years ending 2015.

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Segment operating revenues:
Scripps Networks	$902,925	$723,713	$535,013

Newspapers managed solely by us	728,373	703,857	691,591
Newspapers operated pursuant to JOAs	538	207	200

Total newspapers	728,911	704,064	691,791
Broadcast television	317,659	342,498	304,162
Shop At Home	359,256	293,092	238,484
Shopzilla	99,447
Licensing and other media	105,692	104,076	105,328

Total operating revenues	$2,513,890	$2,167,443	$1,874,778

Segment profit (loss):
Scripps Networks	$414,095	$304,358	$204,263

Newspapers managed solely by us	208,389	204,898	227,132
Newspapers operated pursuant to JOAs	14,314	36,177	37,032

Total newspapers	222,703	241,075	264,164
Broadcast television	87,954	108,243	85,218
Shop At Home	(28,343)	(21,968)	(22,075)
Shopzilla	27,980
Licensing and other media	18,998	16,767	19,238
Corporate	(41,917)	(38,103)	(32,125)

Total segment profit	701,470	610,372	518,683
Depreciation and amortization of intangibles	(91,204)	(68,721)	(66,385)
Gains (losses) on disposal of property, plant and equipment	(1,725)	(2,823)	(1,670)
Write-down of Shop At Home goodwill and intangible assets	(103,124)
Hurricane asset impairment losses		(254)
Gain on sale of production facility		11,148
Restructuring charges (including share of JOA restructurings) and other gains			(1,847)
Interest expense	(38,791)	(30,878)	(31,593)
Interest and dividend income	4,767	3,369	5,062
Other investment results, net of expenses		14,674	(3,200)
Miscellaneous, net	978	934	(497)

Income from continuing operations before income taxes and minority interests	$472,371	$537,821	$418,553

Depreciation:
Scripps Networks	$14,102	$11,607	$9,977

Newspapers managed solely by us	21,279	21,352	22,681
Newspapers operated pursuant to JOAs	1,228	1,184	1,242

Total newspapers	22,507	22,536	23,923
Broadcast television	18,729	19,177	19,283
Shop At Home	7,509	8,818	5,858
Shopzilla	4,305
Licensing and other media	1,035	667	624
Corporate	2,200	2,184	2,177

Total depreciation	$70,387	$64,989	$61,842

Amortization of intangibles:
Scripps Networks	$3,268	$968	$2,226

Newspapers managed solely by us	442	426	425
Newspapers operated pursuant to JOAs	267	267	267

Newspapers	709	693	692
Broadcast television	1,177	355	142
Shop At Home	1,317	1,716	1,483
Shopzilla	14,346

Total amortization of intangibles	$20,817	$3,732	$4,543

(in thousands)	For the years ended December 31,
	2005	2004	2003
Additions to property, plant and equipment:
Scripps Networks	$22,635	$21,972	$9,364

Newspapers managed solely by us	15,421	26,444	37,550
Newspapers operated pursuant to JOAs	1,477	613	567

Total newspapers	16,898	27,057	38,117
Broadcast television	13,524	17,543	34,742
Shop At Home	10,293	6,375	3,249
Shopzilla	5,608
Licensing and other media	551	361	511
Corporate	4,089	3,467	3,268

Total additions to property, plant and equipment	$73,598	$76,775	$89,251

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$209,335	$332,060	$199,303

Newspapers managed solely by us	9,338	80	3,904
Newspapers operated pursuant to JOAs			160

Total newspapers	9,338	80	4,064
Broadcast television			918
Shop At Home		228,810
Shopzilla	535,127
Investments	2,401	640	704

Total	$756,201	$561,590	$204,989

Assets:
Scripps Networks	$1,155,809	$1,080,803	$878,722

Newspapers managed solely by us	1,111,549	1,098,504	1,091,579
Newspapers operated pursuant to JOAs	161,683	182,860	200,851

Total newspapers	1,273,232	1,281,364	1,292,430
Broadcast television	491,136	494,680	498,695
Shop At Home	258,943	366,403	152,572
Shopzilla	586,291
Licensing and other media	34,888	27,850	28,833
Investments	44,181	51,180	63,444
Corporate	188,148	119,866	91,837

Total assets of continuing operations	4,032,628	3,422,146	3,006,533
Discontinued operations	—	2,703	1,269

Total assets	$4,032,628	$3,424,849	$3,007,802

No single customer provides more than 10% of our revenue. International revenues are primarily derived from licensing comic characters and HGTV and Food Network programming in international markets. Licensing of comic characters in Japan provides approximately 45% of our international revenues, which are less than $60 million annually.

Other additions to long-lived assets include investments, capitalized intangible assets, and Scripps Networks capitalized programs and network launch incentives.

18. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2005, were: 2006, $19.4 million; 2007, $17.7 million; 2008, $15.7 million; 2009, $14.5 million; 2010, $8.1 million; and later years, $32.3 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $27.1 million in 2005, $24.4 million in 2004 and $19.9 million in 2003.

In the ordinary course of business we enter into long-term contracts to obtain satellite transmission rights, to obtain distribution of Shop At Home, or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2005, were: 2006, $147 million; 2007, $69.1 million; 2008, $38.2 million; 2009, $23.6 million; 2010, $15.5 million; and later years, $55.7 million. We expect these contracts will be replaced with similar contracts upon their expiration.

19. Capital Stock and Incentive Plans

Capital Stock – Scripps’ capital structure includes Common Voting Shares and Class A Common Shares. The articles of incorporation provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. A total of 0.8 million shares were repurchased in 2005 at prices ranging from $45 to $51 per share. The balance remaining on the authorization is 4.2 million shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common shares under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of restricted and unrestricted Class A Common Shares, incentive and nonqualified stock options, stock appreciation rights, and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding. The number of shares authorized for issuance under the plan at December 31, 2005, was 24.3 million, of which approximately 6.9 million had not been issued.

Restricted Stock – Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s continued employment throughout that period. During the vesting period, shares issued are nontransferable but the shares are entitled to all the rights of an outstanding share. Information related to awards of Class A Common Shares is presented below:

	Number of Shares	Weighted-Avg Price at Grant Date	Range of Grant Date Prices
Unvested shares at December 31, 2002	656,752	$27.89	$22 -39
Shares awarded in 2003	327,638	39.55	40 - 47
Shares vested in 2003	(371,254)	26.54	22 - 39
Shares forfeited in 2003	(7,200)	25.88	25 - 41

Unvested shares at December 31, 2003	605,936	35.04	22 - 47
Shares awarded in 2004	133,580	48.72	47 - 53
Shares vested in 2004	(245,562)	33.50	23 - 53
Shares converted to restricted stock units	(40,000)	39.44	39

Unvested shares at December 31, 2004	453,954	39.58	23 - 53
Shares awarded in 2005	8,750	49.23	48 - 50
Shares vested in 2005	(211,196)	44.28	32 - 52
Shares forfeited in 2005	(2,500)	47.28	47

Unvested shares at December 31, 2005	249,008	$41.93	$23 -53

Restricted Stock Units – During 2004, 40,000 restricted stock awards were converted to restricted stock units (“RSUs”). The RSUs give the recipient the right to receive shares of our stock upon the lapse of restriction periods. The restrictions lapse in equal installments over a four-year incentive period conditioned upon the employee’s continued employment.

Performance Awards – Performance awards with a target of 147,764 Class A Common shares were issued in 2005. The number of shares ultimately awarded depends upon the extent to which specified performance requirements are met. The shares earned vest between 2006 and 2008.

Stock Options – Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual’s continued employment through that period.

The following table presents information about stock options:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2002	9,680,068	$27.20	$8 -39
Granted in 2003	2,250,000	40.11	40 -47
Exercised in 2003	(1,582,278)	20.75	8 - 39

Outstanding at December 31, 2003	10,347,790	30.99	9 - 47

Options exercisable at December 31, 2003	6,679,204	$26.45	$9 -39

Outstanding at December 31, 2003	10,347,790	$30.99	$9 -47
Granted in 2004	2,149,000	49.27	46 -54
Exercised in 2004	(1,200,076)	23.23	9 - 42
Forfeited in 2004	(137,980)	36.66	32 -52

Outstanding at December 31, 2004	11,158,734	35.27	13 -54

Options exercisable at December 31, 2004	7,040,262	$29.86	$13 -46

Outstanding at December 31, 2004	11,158,734	$35.27	$13 -54
Granted in 2005	1,895,250	46.87	46 - 51
Exercised in 2005	(1,203,600)	26.85	17 - 49
Forfeited in 2005	(210,054)	43.44	24 - 52

Outstanding at December 31, 2005	11,640,330	37.89	13 - 54

Options exercisable at December 31, 2005	7,913,789	$33.84	$13 -54

Substantially all options granted prior to 2003 are exercisable. Options generally become exercisable over a one-to-three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

Year of Grant	Options on Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Options on Shares Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
1996 - expire in 2006	9,800	$13	$13.25	9,800	$13	$13.25
1997 - expire in 2007	237,900	17 - 21	17.58	237,900	17 - 21	17.58
1998 - expire in 2008	319,400	20 - 27	23.66	319,400	20 - 27	23.66
1999 - expire in 2009	756,100	21 - 25	23.54	756,100	21 - 25	23.54
2000 - expire in 2010	1,192,366	22 - 30	24.76	1,192,366	22 - 30	24.76
2001 - expire in 2011	1,377,598	29 - 35	32.13	1,377,598	29 - 35	32.13
2002 - expire in 2012	1,828,134	36 - 39	37.67	1,828,134	36 - 39	37.67
2003 - expire in 2013	2,018,514	40 - 46	40.10	1,388,568	40 - 46	40.10
2004 - expire in 2014	2,055,768	46 - 54	49.27	803,923	46 - 54	49.57
2005 - expire in 2013	1,844,750	46 - 51	46.88

Total options on number of shares	11,640,330	$13 -54	$37.89	7,913,789	$13 -54	$33.84

20. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$585,047	$627,339	$594,702	$706,802	$2,513,890
Costs and expenses	(453,261)	(447,318)	(465,498)	(509,252)	(1,875,329)
Depreciation and amortization of intangibles	(17,191)	(18,601)	(27,605)	(27,807)	(91,204)
Gains (losses) on disposal of property, plant and equipment	(137)	25	(108)	(1,505)	(1,725)
Write-down of Shop At Home goodwill and intangible assets				(103,124)	(103,124)
Hurricane recoveries (losses), net		1,892		(909)	983
Interest expense	(7,372)	(7,559)	(12,136)	(11,724)	(38,791)
Equity in earnings of JOAs and other joint ventures	18,157	21,203	10,096	12,470	61,926
Interest and dividend income	208	374	3,758	427	4,767
Miscellaneous, net	332	(402)	414	634	978
Provision for income taxes	(45,032)	(62,797)	(34,458)	(49,007)	(191,294)
Minority interests	(11,335)	(17,290)	(11,729)	(18,113)	(58,467)

Income (loss) from continuing operations	69,416	96,866	57,436	(1,108)	222,610
Income from discontinued operations, net of tax	595	723	24,720	505	26,543

Net income (loss)	$70,011	$97,589	$82,156	$(603)	$249,153

Net income (loss) basic share of common stock:
Income (loss) from continuing operations	$.43	$.59	$.35	($.01)	$1.36
Income from discontinued operations	.00	.00	.15	.00	.16

Net income (loss) per basic share of common stock	$.43	$.60	$.50	($.00)	$1.53

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$.42	$.58	$.35	($.01)	$1.35
Income from discontinued operations	.00	.00	.15	.00	.16

Net income (loss) per diluted share of common stock	$.42	$.59	$.50	($.00)	$1.51

Weighted average shares outstanding:
Basic	162,893	163,365	163,506	163,342	163,279
Diluted	165,095	165,776	165,703	165,227	165,435

Cash dividends per share of common stock	$.10	$.11	$.11	$.11	$.43

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$513,653	$547,311	$499,788	$606,691	$2,167,443
Costs and expenses	(399,028)	(400,971)	(392,075)	(444,050)	(1,636,124)
Depreciation and amortization of intangibles	(15,592)	(16,198)	(17,271)	(19,660)	(68,721)
Gains (losses) on disposal of property, plant and equipment	(138)	(89)	(340)	(2,256)	(2,823)
Hurricane recoveries (losses), net			(2,423)	(231)	(2,654)
Gain on sale of production facility		11,148			11,148
Interest expense	(7,395)	(8,272)	(7,149)	(8,062)	(30,878)
Equity in earnings of JOAs and other joint ventures	15,049	20,675	20,706	25,023	81,453
Interest and dividend income	1,227	303	118	1,721	3,369
Other investment results, net of expenses	14,674				14,674
Miscellaneous, net	203	(200)	121	810	934
Provision for income taxes	(44,497)	(54,934)	(37,231)	(57,307)	(193,969)
Minority interests	(8,242)	(11,661)	(9,272)	(13,894)	(43,069)

Income from continuing operations	69,914	87,112	54,972	88,785	300,783
Income (loss) from discontinued operations, net of tax	605	(688)	622	2,489	3,028

Net income	$70,519	$86,424	$55,594	$91,274	$303,811

Net income per basic share of common stock:
Income from continuing operations	$.43	$.54	$.34	$.55	$1.85
Income (loss) from discontinued operations	.00	(.00)	.00	.02	.02

Net income per basic share of common stock	$.44	$.53	$.34	$.56	$1.87

Net income per diluted share of common stock:
Income from continuing operations	$.43	$.53	$.33	$.54	$1.82
Income (loss) from discontinued operations	.00	(.00)	.00	.02	.02

Net income per diluted share of common stock	$.43	$.52	$.34	$.55	$1.84

Weighted average shares outstanding:
Basic	161,670	162,272	162,519	162,654	162,279
Diluted	164,368	165,162	165,187	164,950	164,917

Cash dividends per share of common stock	$.0875	$.10	$.10	$.10	$.3875

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts
for the Years Ended December 31, 2005, 2004 and 2003				Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Classification
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2005	$20,527	$9,784	$12,229	$381	$18,463
2004	14,852	12,039	6,445	81	20,527
2003	18,092	1,575	4,815		14,852
Reserve for Merchandise Returns Year Ended December 31:
2005	$9,112	$65,514	$68,471		$6,155
2004	7,747	64,686	63,321		9,112
2003	5,824	70,296	68,373		7,747
Accrual for Severance Costs Year Ended December 31:
2005	$2,185	$371	377		$2,179
2004	1,847	338			2,185
2003		1,847			1,847

S-2

The E. W. Scripps Company

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
3.01	Articles of Incorporation	(10)	3(i)

3.02	Amended and Restated Code of Regulations	(13)	3.02

4.01	Class A Common Share Certificate	(2)	4

4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1

4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1

4.02D	Form of Indenture: 4.25% notes due in 2009	(8)	4.1

4.02E	Form of Indenture: 3.75% notes due in 2008	(8)	4.1

4.02F	Form of Indenture: 4.30% notes due in 2010	(8)	4.1

4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2

4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2

4.03D	Form of Debt Securities: 4.25% notes due in 2009	(8)	4.2

4.03E	Form of Debt Securities: 3.75% notes due in 2008	(8)	4.2

4.03F	Form of Debt Securities: 4.30% notes due in 2010	(8)	4.2

10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979 among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01

10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03

10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(7)	10.04

10.08	Amended and Restated 1997 Long-Term Incentive Plan	(13)	10.01

10.09	Form of Executive Officer Nonqualified Stock Option Agreement	(13)	10.03A

10.10	Form of Independent Director Nonqualified Stock Option Agreement	(13)	10.03B

10.11	Form of Performance-Based Restricted Share Agreement	(13)	10.03C

10.12	Form of Restricted Share Agreement (Non-performance Based)	(16)	10.02C

10.13	Executive Bonus Plan, as amended April 14, 2005	(13)	10.04

10.14	Consulting agreement between the Company and Alan Horton	(14)	99.01

10.15	Special Retirement Supplement Agreement between the Company and Alan Horton	(14)	99.02

10.16	Consulting agreement between the Company and Frank Gardner

10.17	Special Retirement Supplement Agreement between the Company and Frank Gardner

10.21	Merger Agreement Between Summit America Television, Inc. and The E. W. Scripps Company	(9)	10.21

The E. W. Scripps Company

Index to Exhibits (continued)

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
10.22	Agreement and Plan or Merger and Reorganization between The E.W. Scripps Company, Green Monster Acquisition Corp., and Shopzilla, Inc.	(16)	10.22

10.40	5-Year Competitive Advance and Revolving Credit Facility Agreement	(11)	10.40

10.41	364-Day Competitive Advance and Revolving Credit Agreement

10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44

10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45

10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

10.59	Non-Employee Directors’ Stock Option Plan	(5)	4A

10.61	1997 Deferred Compensation and Stock Plan for Directors	(6)	10.61

10.63	Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.63

10.64	Employment Agreement between the Company and John F. Lansing, as amended November 12, 2005

10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	(12)	10.64

10.75	Scripps Senior Executive Change in Control Plan	(12)	10.65

10.76	Scripps Executive Deferred Compensation Plan	(12)	10.66

12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2005

14	Code of Ethics for CEO and Senior Financial Officers	(15)	14

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).

(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).

(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.

(5)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E.W. Scripps Company.

(9)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 15, 2004.

(11)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 30, 2004.

(12)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(13)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 9, 2005.

(14)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated December 16, 2004.

(15)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 30 2005.
(17)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 22, 2006.