Form 10-Q
period 2006-03-31
SCRIPPS E W CO /DE
filed 2006-05-10
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2006 there were 126,966,958 of the Registrant’s Class A Common Shares outstanding and 36,568,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2006

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

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

3

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
1/1/06 - 1/31/06	126,000	$49.26	126,000	4,124,000
2/1/06 - 2/28/06	133,000	$49.18	133,000	3,991,000
3/1/06 - 3/31/06	161,000	$46.35	161,000	3,830,000

Total	420,000	$48.12	420,000	3,830,000

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

THE E. W. SCRIPPS COMPANY

Dated: May 10, 2006	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2006 (Unaudited)	As of December 31, 2005	March 31, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,771	$19,243	$23,170
Short-term investments	23,318	12,800	4,269
Accounts and notes receivable (less allowances - $8,600, $8,702, $10,605)	454,459	466,224	362,658
Programs and program licenses	183,013	172,879	143,786
Inventories	11,218	11,725	10,256
Deferred income taxes	31,804	32,249	17,874
Assets of discontinued operations	259,987	259,254	370,322
Miscellaneous	23,558	21,656	16,781

Total current assets	1,020,128	996,030	949,116

Investments	234,994	210,021	230,496

Property, plant and equipment	475,506	490,891	456,364

Goodwill and other intangible assets:
Goodwill	1,918,784	1,647,794	1,257,598
Other intangible assets	332,055	227,585	86,731

Total goodwill and other intangible assets	2,250,839	1,875,379	1,344,329

Other assets:
Programs and program licenses (less current portion)	176,431	169,624	165,050
Unamortized network distribution incentives	168,502	172,271	188,382
Prepaid pension	60,992	66,153	28,223
Miscellaneous	48,201	52,259	38,932

Total other assets	454,126	460,307	420,587

TOTAL ASSETS	$4,435,593	$4,032,628	$3,400,892

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2006 (Unaudited)	As of December 31, 2005	March 31, 2005 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,462
Accounts payable	68,715	$62,107	$70,308
Customer deposits and unearned revenue	51,007	45,797	44,703
Accrued liabilities:
Employee compensation and benefits	50,608	72,543	44,871
Network distribution incentives	8,343	8,871	36,561
Accrued income taxes	39,804	4,705	36,741
Miscellaneous	80,382	82,886	61,743
Liabilities of discontinued operations	77,854	83,102	90,141
Other current liabilities	52,471	28,954	24,673

Total current liabilities	469,646	388,965	409,741

Deferred income taxes	349,829	318,020	210,729

Long-term debt (less current portion)	1,048,483	825,775	453,137

Other liabilities (less current portion)	121,905	121,528	84,623

Minority interests	103,060	91,261	84,601

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 127,085,500, 126,994,386; and 126,735,127 shares	1,271	1,270	1,267
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,668,226 and 36,668,226 shares	366	367	367

Total	1,637	1,637	1,634
Additional paid-in capital	386,802	363,416	328,991
Stock compensation:
Performance awards and restricted stock units		4,828	1,643
Unvested restricted stock awards		(1,634)	(3,329)
Retained earnings	1,968,890	1,930,994	1,840,906
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	4,069	4,906	5,491
Pension liability adjustments	(18,550)	(18,550)	(18,495)
Foreign currency translation adjustment	(178)	1,482	1,220

Total shareholders’ equity	2,342,670	2,287,079	2,158,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,435,593	$4,032,628	$3,400,892

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands, except per share data)	2006	2005
Operating Revenues:
Advertising	$418,758	$374,056
Referral fees	58,153
Network affiliate fees, net	48,286	41,975
Circulation	32,534	33,789
Licensing	18,930	21,108
Other	13,068	11,975

Total operating revenues	589,729	482,903

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	161,729	137,030
Marketing and advertising	58,321	27,107
Programs and program licenses	55,478	54,175
Newsprint and ink	23,474	20,819
JOA editorial costs and expenses	9,213	8,997
Other costs and expenses	114,022	99,566

Total costs and expenses	422,237	347,694

Depreciation, Amortization, and Losses (Gains):
Depreciation	17,254	14,007
Amortization of intangible assets	8,094	1,296
Gain on formation of Colorado newspaper partnership	(3,535)
Losses (gains) on disposal of property, plant and equipment	96	49

Net depreciation, amortization and losses (gains)	21,909	15,352

Operating income	145,583	119,857
Interest expense	(12,153)	(7,372)
Equity in earnings of JOAs and other joint ventures	11,370	18,157
Interest and dividend income	542	208
Miscellaneous, net	1,037	333

Income from continuing operations before income taxes and minority interests	146,379	131,183
Provision for income taxes	50,548	46,916

Income from continuing operations before minority interests	95,831	84,267
Minority interests	14,349	11,335

Income from continuing operations	81,482	72,932
Income (loss) from discontinued operations, net of tax	(6,417)	(2,921)

Net income	$75,065	$70,011

Net income (loss) per basic share of common stock:
Income from continuing operations	$.50	$.45
Income (loss) from discontinued operations	(.04)	(.02)

Net income per basic share of common stock	$.46	$.43

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.49	$.44
Income (loss) from discontinued operations	(.04)	(.02)

Net income per diluted share of common stock	$.45	$.42

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2006	2005
Cash Flows from Operating Activities:
Income from continuing operations	$81,482	$72,932
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	25,348	15,303
Gain on formation of Colorado newspaper partnership	(3,535)
Deferred income taxes	152	(3,444)
Excess tax benefits of stock compensation plans		1,486
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	6,428	(1,087)
Stock and deferred compensation plans	12,855	3,886
Minority interests in income of subsidiary companies	14,349	11,335
Affiliate fees billed greater than amounts recognized as revenue	3,802	4,283
Network launch incentive payments	(1,440)	(5,079)
Payments for programming less (greater) than program cost amortization	(20,944)	(3,815)
Prepaid and accrued pension expense	5,161	3,956
Other changes in certain working capital accounts, net	34,862	24,196
Miscellaneous, net	2,384	967

Net cash provided by continuing operating activities	160,904	124,919
Net cash provided by (used in) discontinued operating activities	(10,008)	(8,747)

Net operating activities	150,896	116,172

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(374,535)	(565)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs	20,029
Additions to property, plant and equipment	(10,273)	(7,110)
Decrease (increase) in short-term investments	(10,518)	4,368
Sale of long-term investments	1,138	2,071
Miscellaneous, net	914	(45)

Net cash provided by (used in) continuing investing activities	(373,245)	(1,281)
Net cash provided by (used in) discontinued investing activities	(2,390)	(1,299)

Net investing activities	(375,635)	(2,580)

Cash Flows from Financing Activities:
Increase in long-term debt	263,379
Payments on long-term debt	(24)	(78,758)
Dividends paid	(18,010)	(16,326)
Dividends paid to minority interests	(335)	(363)
Repurchase Class A Common shares	(19,280)
Proceeds from employee stock options	7,774	6,780
Excess tax benefits of stock compensation plans	2,753
Miscellaneous, net	2,010	(14,169)

Net cash provided by (used in) continuing financing activities	238,267	(102,836)
Net cash provided by discontinued financing activities		135

Net financing activities	238,267	(102,701)

Increase in cash and cash equivalents	13,528	10,891

Cash and cash equivalents:
Beginning of year	19,243	12,279

End of period	$32,771	$23,170

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$11,102	$7,718

Income taxes paid continuing operations	$9,157	$17,904
Income taxes paid (refunds received) discontinued operations	(623)	(1,918)

Total income taxes paid	$8,534	$15,986

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
As of December 31, 2004	$1,632	$320,359	$(4,090)	$1,787,221	$(9,001)	$2,096,121
Comprehensive income:
Net income				70,011		70,011

Unrealized gains (losses), net of tax of $1,651					(3,064)	(3,064)
Adjustment for losses (gains) in income, net of tax of ($347)					643	643

Change in unrealized gains (losses)					(2,421)	(2,421)
Currency translation, net of tax of $32					(362)	(362)

Total				70,011	(2,783)	67,228
Dividends: declared and paid - $.10 per share				(16,326)		(16,326)
Compensation plans, net: 251,201 shares issued; 35,406 shares repurchased; 2,500 shares forfeited	2	7,146	2,404			9,552
Tax benefits of compensation plans		1,486				1,486

As of March 31, 2005	$1,634	$328,991	$(1,686)	$1,840,906	$(11,784)	$2,158,061

As of December 31, 2005	$1,637	$363,416	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				75,065		75,065

Unrealized gains (losses), net of tax of $444					(826)	(826)
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses)					(837)	(837)
Currency translation, net of tax of $20					(1,660)	(1,660)

Total				75,065	(2,497)	72,568
Adoption of FAS 123-R		3,194	(3,194)
Dividends: declared and paid - $.11 per share				(18,010)		(18,010)
Convert 100,000 voting shares to Class A shares
Repurchase 420,000 Class A Common shares	(4)	(1,057)		(19,159)		(20,220)
Compensation plans, net: 470,753 shares issued; 57,323 shares repurchased; 2,316 shares forfeited	4	18,496				18,500
Tax benefits of compensation plans		2,753				2,753

As of March 31, 2006	$1,637	$386,802		$1,968,890	$(14,659)	$2,342,670

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Aside from information disclosed in this form 10-Q, the information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, has not changed materially. Financial information as of December 31, 2005, included in these financial statements has been derived from the audited consolidated financial statements included in that report. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Nature of Operations - We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, interactive media, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, and Interactive media.

Scripps Networks includes five national television networks, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); our online network HGTVPro.com; Scripps Network branded broadband channels; and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

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

Interactive media includes our online comparison shopping services, Shopzilla and uSwitch. Shopzilla, acquired on June 27, 2005, operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. We acquired uSwitch on March 16, 2006. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products in the United Kingdom. Our interactive media businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

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

One customer accounts for approximately 30% of Interactive Media’s annual operating revenues. Our Interactive Media business could be adversely affected upon the loss of this customer.

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

Revenue Recognition - Our primary sources of revenue are from:

•	The sale of advertising space, advertising time and internet advertising

•	Referral fees paid by participating online retailers and service providers

•	Subscriber fees paid by cable and satellite televisions systems for our programming services (“network affiliate fees”)

•	The sale of newspapers to distributors and to individual subscribers

•	Royalties from licensing copyrighted characters

The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation – We have a stock-based compensation plan, which is described more fully in Note 18 to this Form 10-Q.

Effective January 1, 2006, we adopted Financial Accounting Standard No. 123-R - Share Based Payment (“FAS 123-R”). In accordance with FAS 123-R, share based compensation is based on the grant-date fair value of the award. Compensation costs, net of estimated forfeitures, are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. However, under the provisions of our plan, awards generally vest upon retirement. As a result, grants to retiree-eligible employees are generally expensed immediately upon grant.

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Under APB 25 we recognized compensation costs equal to the intrinsic value of the award on the date of grant over the vesting period, including grants to retiree-eligible employees. Any unrecognized compensation expense was recognized upon retirement of the employee. Compensation expense included in our financial statements and in our pro forma disclosures was attributed to each period based upon how each tranche of an award vested.

We adopted FAS 123-R using the modified prospective application method. Under this transition method we will apply the provisions of FAS 123-R to new and modified awards after the date of adoption and to the unvested portion of awards outstanding as of January 1, 2006. Prior period reported amounts have not been restated to apply the provisions of FAS 123-R. The effect of applying the standard to periods prior to adoption will continue to be disclosed on a pro forma basis only.

Prior to the adoption of FAS 123-R, tax benefits of stock compensation were presented as operating in the statement of cash flows. Upon the adoption of FAS 123-R, tax benefits related to stock compensation expensed in our statement of income is presented as operating cash flows, while tax benefits resulting from tax deductions in excess of the compensation recognized in our statements of income are classified as financing cash flows. In addition, prior to adoption of FAS 123-R, shareholders’ equity was increased by the intrinsic value of the award on the date of grant. The unvested portion of the award as of each balance sheet date was presented as a reduction in stockholders’ equity as of that date. Upon adoption of FAS 123-R, stockholders’ equity is increased as the fair value of the award is recognized as compensation expense in our statements of income.

Options to purchase Class A Common shares are granted with exercise prices equal to or greater than the fair value of the underlying stock at the date of grant. Options generally vest over a three year period, conditioned upon the individual’s continued employment through that period.

Performance awards represent the right to receive a grant of restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. We estimate total compensation expense based upon the number of shares that we expect to be issued and the fair value of the underlying shares at the date of grant. The awards generally vest over a three year period from the date of grant of the performance award.

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

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended March 31,
(in thousands)	2006	2005
Basic weighted-average shares outstanding	163,434	162,893
Effect of dilutive securities:
Unvested restricted stock held by employees	219	277
Stock options held by employees and directors	1,589	1,925

Diluted weighted-average shares outstanding	165,242	165,095

Stock options to purchase 5,276,547 common shares were anti-dilutive as of March 31, 2006 and are therefore not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Aside from the impacts of adopting FAS 123-R that are discussed in Note 1, there have been no material changes to the recent pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3. ACQUISITIONS

2006 -	On March 16, 2006, we acquired 100% of the common stock of uSwitch Ltd. for approximately $382 million in cash. Assets acquired in the transaction included approximately $10.9 million of cash. The acquisition, financed using a combination of cash on hand and borrowing on both existing and new credit facilities, enables us to further capitalize on the increasing use and profitability of specialized internet search and to extend the reach of our Interactive Media businesses into essential home services and international markets.

In the first quarter of 2006, we acquired an additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper for total consideration of $22.2 million, of which $2.9 million of the consideration was paid in the first quarter. We also acquired a newspaper publication for total consideration of $0.7 million.

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

In the third quarter and fourth quarter of 2005, we acquired newspapers and other publications in areas contiguous to our existing newspaper markets. Cash consideration paid for these transactions totaled $8.5 million.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the dates of acquisition. The allocation of the purchase price to the assets and liabilities of the uSwitch acquisition is based upon preliminary appraisals and estimates and is therefore subject to change.

	2006		2005
(in thousands)	uSwitch	Newspapers	Shopzilla	Newspapers
Short-term investments			$12,279
Accounts receivable	$9,441		12,670	$454
Current assets	583		8,046	93
Property, plant and equipment	5,367		25,728	268
Amortizable intangible assets	108,091	$7,413	142,400	1,840
Goodwill	284,887	13,236	401,492	5,851
Other assets			138
Net operating loss carryforwards			23,499

Total assets acquired	408,369	20,649	626,252	8,506
Current liabilities	(6,137)		(24,195)	(47)
Deferred income taxes	(31,531)		(66,271)
Other long-term obligations			(719)
Minority interest		2,215		10

Net purchase price	$370,701	$22,864	$535,067	$8,469

Pro forma results of operations of Scripps, assuming the uSwitch and Shopzilla acquisitions had taken place at the beginning of each respective period, are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes transaction related expenses incurred by the acquired companies. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions completed during 2005 and 2006 because the combined results of operations would not be significantly different from reported amounts.

	Three months ended March 31,
(in thousands, except per share data)	2006	2005
Operating revenues	$599,995	$516,347
Income from continuing operations	77,903	63,892

Income from continuing operations per share of common stock:
Basic	$.48	$.39
Diluted	.47	.39

4. DISCONTINUED OPERATIONS

During the first quarter of 2006, the board of directors authorized management to pursue the sale of our Shop At Home business segment. The Shop At Home business segment is classified as held for sale in accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the third quarter of 2005, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News.

In accordance with the provisions of FAS 144 the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Operating results of our discontinued operations were as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Operating revenues:
Shop At Home	$84,390	$102,144
Birmingham-Post Herald		14

Total	$84,390	$102,158

Share of earnings of JOA		$1,583

Income (loss) from discontinued operations, before tax:
Shop At Home	$(10,037)	$(5,400)
Birmingham-Post Herald	(2)	960

Total	(10,039)	(4,440)
Income taxes (benefit)	(3,622)	(1,519)

Income (loss) from discontinued operations	$(6,417)	$(2,921)

Assets and liabilities of our discontinued operations consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Assets:
Accounts receivable	$26,205	$26,851	$41,620
Inventories	31,754	31,592	25,322
Property, plant and equipment	36,789	35,330	33,159
Goodwill			101,438
Intangible assets	163,600	163,600	167,351
Other assets	1,639	1,881	1,432

Assets of discontinued operations	$259,987	$259,254	$370,322

Liabilities:
Accounts payable	$29,988	$30,056	$27,754
Customer deposits and unearned income	5,697	7,724	8,798
Accrued employee compensation and benefits	3,136	2,587	2,784
Deferred income taxes	37,539	40,178	48,986
Other liabilities	1,494	2,557	1,819

Liabilities of discontinued operations	$77,854	$83,102	$90,141

5. GAIN ON FORMATION OF COLORADO NEWSPAPER PARTNERSHIP AND OTHER ITEMS

Gain on formation of Colorado newspaper partnership - In February of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that will operate certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily and Bloomfield Enterprise newspapers for a 50% interest in the partnership. MediaNews contributed the assets of publications they operate in Colorado. In addition, MediaNews also paid us cash consideration of $20.4 million. We recognized a pre-tax gain of $3.5 million in the first quarter of 2006 upon completion of the transaction. Net income was increased by $2.1 million.

Denver newspaper production facilities - In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense. The increased depreciation resulted in a $3.2 million decrease in our equity in earnings from JOAs in the first quarter of 2006. Net income was decreased by $2.0 million. The increased depreciation is expected to decrease equity in earnings from JOAs approximately $3.0 million in each remaining quarter until the second quarter of 2007.

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

Food Network is operated under the terms of a general partnership agreement. Fine Living is a limited liability company (“LLC”) and is treated as a partnership for tax purposes. As a result, federal and state income taxes for these pass-through entities accrue to the individual partners.

Consolidated income before income tax consisted of the following:

	Three months ended March 31,
(in thousands)	2006	2005
Income allocated to Scripps	$132,358	$120,465
Income of pass-through entities allocated to non-controlling interests	14,021	10,718

Income from continuing operations before income taxes and minority interest	$146,379	$131,183

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2006 and the actual effective income tax rate from continuing operations for the full year of 2005 is as follows:

	2006	2005
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.3	3.6
Income of pass-through entities allocated to non-controlling interests	(3.5)	(3.1)
Section 199 - Production Activities Deduction	(0.6)	(0.4)
Miscellaneous	0.2	0.3

Effective income tax rate	34.4%	35.4%

7. JOINT OPERATING AGREEMENTS AND NEWSPAPER PARTNERSHIPS

Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA maintains a separate and independent editorial operation.

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

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% of the Cincinnati JOA profits.

In February of 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that will operate certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

8. INVESTMENTS

Investments consisted of the following:

(in thousands, except share data)	March 31, 2006	As of December 31, 2005	March 31, 2005
Securities available for sale (at market value):
Time Warner (common shares - 2006, 2,011,000; 2005, 2,017,000)	$33,768	$35,173	$35,395
Other available-for-sale securities	1,944	1,806	4,394

Total available-for-sale securities	35,712	36,979	39,789
Denver JOA	135,683	142,633	164,854
Colorado newspaper partnership	32,136
FOX Sports Net South and other joint ventures	24,137	24,983	18,998
Other equity securities	7,326	5,426	6,855

Total investments	$234,994	$210,021	$230,496

Unrealized gains (losses) on securities available for sale	$5,964	$7,251	$8,446

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of March 31, 2006, there were no significant unrealized losses on our available-for-sale securities.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at March 31, 2006. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Land and improvements	$54,496	$57,383	$56,909
Buildings and improvements	251,595	258,350	249,200
Equipment	684,554	687,379	625,663

Total	990,645	1,003,112	931,772
Accumulated depreciation	515,139	512,221	475,408

Net property, plant and equipment	$475,506	$490,891	$456,364

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Goodwill	$1,918,784	$1,647,794	$1,257,598

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	29,015
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	194,312	118,454	4,639
Copyrights and other trade names	31,932	20,562	2,300
Other	44,604	20,000	7,575

Total carrying amount	341,011	229,179	70,277

Accumulated amortization:
Acquired network distribution	(5,644)	(4,952)	(2,787)
Broadcast television network affiliation relationships	(1,651)	(1,379)	(549)
Customer lists	(14,356)	(14,123)	(2,579)
Copyrights and other trade names	(2,179)	(2,081)	(86)
Other	(12,931)	(6,864)	(5,394)

Total accumulated amortization	(36,761)	(29,399)	(11,395)

Net amortizable intangible assets	304,250	199,780	58,882

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622
Other	2,087	2,087	2,087

Total other indefinite-lived intangible assets	27,709	27,709	27,709

Pension liability adjustments	96	96	140

Total other intangible assets	332,055	227,585	86,731

Total goodwill and other intangible assets	$2,250,839	$1,875,379	$1,344,329

Activity related to goodwill and other intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2004	$254,689	$783,464	$219,367		$18	$1,257,538
Adjustment to purchase price allocation	60					60

Balance as of March 31, 2005	$254,749	$783,464	$219,367		$18	$1,257,598

Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		13,236		284,887		298,123
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Foreign currency translation adjustment				(1,402)		(1,402)

Balance as of March 31, 2006	$240,502	$776,820	$216,467	$684,977	$18	$1,918,784

Amortizable intangible assets:
Balance as of December 31, 2004	$29,762	$2,907	$27,441			$60,110
Business acquisitions		68				68
Amortization	(834)	(172)	(290)			(1,296)

Balance as of March 31, 2005	$28,928	$2,803	$27,151			$58,882

Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		7,413		108,091		115,504
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Foreign currency translation adjustment				(533)		(533)
Amortization	(763)	(118)	(278)	(6,935)		(8,094)

Balance as of March 31, 2006	$40,330	$9,193	$25,988	$228,739		$304,250

Other indefinite-lived intangible assets:
Balance for all respective periods presented	$919	$1,168	$25,622			$27,709

We expect that $3.3 million of the goodwill acquired in the Shopzilla acquisition will be deductible for income tax purposes. The goodwill acquired in the uSwitch and Newspaper acquisitions are not expected to be deductible for income tax purposes.

Amortizable intangible assets acquired in the Shopzilla and uSwitch acquisitions include customer lists, technology, trade names and patents. The customer lists intangible assets are estimated to have useful lives of 2 to 20 years. The other acquired intangibles are estimated to have useful lives of 4 to 9 years. The allocation of the purchase price for the uSwitch acquisition is based upon preliminary appraisals and estimates, and is therefore subject to change.

Amortizable intangible assets acquired in the Newspaper acquisitions were customer lists. The customer intangible assets are estimated to have useful lives of 10 to 20 years.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $38.3 million for the remainder of 2006, $40.6 million in 2007, $37.5 million in 2008, $36.7 million in 2009, $31.5 million in 2010, $28.9 million in 2011 and $90.8 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Cost of programs available for broadcast	$834,382	$798,925	$815,956
Accumulated amortization	575,476	534,246	561,227

Total	258,906	264,679	254,729
Progress payments on programs not yet available for broadcast	100,538	77,824	54,107

Total programs and program licenses	$359,444	$342,503	$308,836

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $300 million at March 31, 2006. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $61.6 million in 2006 and $43.8 million in 2005.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2006	$104,978	$62,719	$167,697
2007	79,332	108,176	187,508
2008	47,246	83,401	130,647
2009	23,828	68,935	92,763
2010	3,508	54,058	57,566
2011	14	22,221	22,235
Later years		1,312	1,312

Total	$258,906	$400,822	$659,728

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Network launch incentives	$316,807	$316,774	$316,778
Accumulated amortization	185,255	178,241	156,561

Net book value	131,552	138,533	160,217
Unbilled affiliate fees	36,950	33,738	28,165

Total unamortized network distribution incentives	$168,502	$172,271	$188,382

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

	Three months ended March 31,
(in thousands)	2006	2005
Amortization of network launch incentives	$7,014	$5,364

Estimated amortization for the next five years is as follows:
Remainder of 2006		$21,169
2007		20,954
2008		23,449
2009		25,478
2010		16,824
2011		16,529
Later years		7,149

Total		$131,552

Actual amortization will be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Variable-rate credit facilities, including commercial paper	$490,348	$226,966	$4,033
$100 million, 6.625% notes, due in 2007	99,978	99,975	99,964
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,647	99,623	99,551
$150 million, 4.30% notes, due in 2010	149,796	149,784
$200 million, 5.75% notes, due in 2012	199,216	199,185	199,091
Other notes	1,510	1,537	1,614

Total face value of long-term debt less discounts	1,090,495	827,070	454,253
Fair market value of interest rate swap	(1,550)	(1,295)	(1,116)

Total long-term debt	1,088,945	825,775	453,137
Current portion of long-term debt	40,462

Long-term debt (less current portion)	$1,048,483	$825,775	$453,137

We have Competitive Advance and Revolving Credit Facilities (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $550 million (the “Variable-Rate Credit Facilities”). The Revolver consists of two facilities, one permitting $450 million in aggregate borrowings expiring in July 2009 and the second a $100 million facility expiring in March 2007. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 4.7% at March 31, 2006, 4.3% at December 31, 2005, and 2.7% at March 31, 2005.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of March 31, 2006.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 5.1% at March 31, 2006, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain maintenance requirements for net worth and coverage of interest expense and restrictions on incurrence of additional indebtedness. We were in compliance with all debt covenants as of March 31, 2006.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of March 31, 2006, we had outstanding letters of credit totaling $8.6 million.

14. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities – Other liabilities consisted of the following:

(in thousands)	March 31, 2006	As of December 31, 2005	March 31, 2005
Program rights payable	$17,605	$21,615	$27,330
Employee compensation and benefits	85,700	84,903	70,849
Network distribution incentives	21,417	22,758	38,392
Other	34,967	32,835	21,262

Total other liabilities	159,689	162,111	157,833
Current portion of other liabilities	37,784	40,583	73,210

Other liabilities (less current portion)	$121,905	$121,528	$84,623

Minority interests - Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. The put and call options become exercisable at various dates through 2016. Put options on an approximate 6% non-controlling interest in Fine Living are currently exercisable. The remaining put options, comprising an approximate 4% interest in Fine Living, become exercisable in the third quarter of 2006.

Non-controlling interests hold an approximate 30% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

Minority interests include non-controlling interests of approximately 4% in the capital stock of the subsidiary company that publishes our Memphis newspaper and approximately 6% in the capital stock of the subsidiary company that publishes our Evansville newspaper. The capital stock of these companies does not provide for or require the redemption of the non-controlling interests by us.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Three months ended March 31,
(in thousands)	2006	2005
Other changes in certain working capital accounts, net:
Accounts receivable	$18,275	$6,755
Inventories	(309)	619
Accounts payable	5,793	(1,259)
Accrued income taxes	37,933	32,255
Accrued employee compensation and benefits	(22,435)	(15,858)
Accrued interest	751	(588)
Other accrued liabilities	(1,521)	74
Other, net	(3,625)	2,198

Total	$34,862	$24,196

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended March 31,
(in thousands)	2006	2005
Service cost	$5,113	$4,582
Interest cost	6,082	5,675
Expected return on plan assets, net of expenses	(8,167)	(7,270)
Net amortization and deferral	1,479	776

Total for defined benefit plans	4,507	3,763
Multi-employer plans	133	5
SERP	1,051	1,008
Defined contribution plans	2,137	1,785

Total	$7,828	$6,561

We contributed $0.6 million to fund current benefit payments for our non-qualified SERP plan during the first quarter of 2006. We anticipate contributing an additional $1.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2006. We also anticipate contributing $0.2 million to meet minimum funding requirements of our defined benefit plans during the remainder of fiscal 2006.

17. SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services (See Note 1).

The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As discussed in Note 1, we account for our share of the earnings of JOAs and newspaper partnerships using the equity method of accounting. Our equity in earnings of JOAs and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs and newspaper partnerships. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and certain other joint ventures.

Information regarding our business segments is as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Segment operating revenues:
Scripps Networks	$237,602	$202,678

Newspapers:
Newspapers managed solely by us	184,202	175,836
JOAs and newspaper partnerships	48	50

Total	184,250	175,886
Boulder prior to formation of Colorado newspaper partnership	2,189	6,336

Total newspapers	186,439	182,222
Broadcast television	83,763	72,260
Interactive media	58,643
Licensing and other media	23,604	25,820
Corporate/intercompany	(322)	(77)

Total operating revenues	$589,729	$482,903

Segment profit (loss):
Scripps Networks	$106,545	$80,941

Newspapers:
Newspapers managed solely by us	50,984	55,646
JOAs and newspaper partnerships	(959)	7,041

Total	50,025	62,687
Boulder prior to formation of Colorado newspaper partnership	(125)	370

Total newspapers	49,900	63,057
Broadcast television	22,487	16,279
Interactive media	13,921
Licensing and other media	2,902	4,855
Corporate	(16,893)	(11,766)

Total segment profit	178,862	153,366
Depreciation and amortization of intangibles	(25,348)	(15,303)
Gain on formation of Colorado newspaper partnership	3,535
Gains (losses) on disposal of property, plant and equipment	(96)	(49)
Interest expense	(12,153)	(7,372)
Interest and dividend income	542	208
Miscellaneous, net	1,037	333

Income from continuing operations before income taxes and minority interests	$146,379	$131,183

Depreciation:
Scripps Networks	$3,687	$3,222

Newspapers:
Newspapers managed solely by us	5,078	4,865
JOAs and newspaper partnerships	411	604

Total newspapers	5,489	5,469
Broadcast television	4,625	4,557
Interactive media	2,942
Licensing and other media	168	219
Corporate	343	540

Total depreciation	$17,254	$14,007

Amortization of intangibles:
Scripps Networks	$763	$834

Newspapers:
Newspapers managed solely by us	97	85
JOAs and newspaper partnerships	21	87

Total newspapers	118	172
Broadcast television	278	290
Interactive media	6,935

Total amortization of intangibles	$8,094	$1,296

	Three months ended March 31,
(in thousands)	2006	2005
Additions to property, plant and equipment:
Scripps Networks	$2,626	$2,856

Newspapers:
Newspapers managed solely by us	3,894	2,557
JOAs and newspaper partnerships	352	203

Total newspapers	4,246	2,760
Broadcast television	1,307	888
Interactive media	2,778
Licensing and other media	107	146
Corporate	1,232	460

Total additions to property, plant and equipment	$12,296	$7,110

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$61,699	$44,143
Newspapers	22,982	100
Interactive media	370,701
Corporate	80	465

Total	$455,462	$44,708

Assets:
Scripps Networks	$1,162,313	$1,077,598

Newspapers:
Newspapers managed solely by us	1,082,592	1,057,535
JOAs and newspaper partnerships	187,591	223,127

Total newspapers	1,270,183	1,280,662
Broadcast television	486,780	485,401
Interactive media	999,739
Licensing and other media	31,627	27,166
Investments	43,454	46,541
Corporate	181,510	113,202

Total assets of continuing operations	4,175,606	3,030,570
Discontinued operations	259,987	370,322

Total assets	$4,435,593	$3,400,892

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

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. A total of 1.2 million shares have been repurchased in 2005 and 2006 at prices ranging from $45 to $51 per share. The balance remaining on the authorization is 3.8 million shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common shares under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of restricted and unrestricted Class A Common Shares, incentive and nonqualified stock options, stock appreciation rights, and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

As summarized in Note 1, we adopted FAS 123-R effective January 1, 2006. FAS 123-R requires that share based compensation be recognized based on the grant-date fair value of awards.

In accordance with FAS 123-R, total stock-based compensation expense was $11.9 million in 2006, $7.5 million after tax. Included in stock compensation costs is $6.2 million of immediately expensed awards granted to retiree-eligible employees. Stock option costs included in total stock-based compensation was $8.4 million, $5.3 million after tax. Stock option costs include $4.0 million of immediately expensed awards granted to retiree-eligible employees. The impact from expensing stock options in 2006 reduced basic and diluted earnings per share from continuing operations $.03.

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Under APB 25 we recognized compensation costs equal to the intrinsic value of the award on the date of grant over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 - Accounting for Stock-Based Compensation, as amended by FAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, to all stock-based employee compensation in fiscal year 2005 using the accounting policies described in Note 1.

(in thousands, except per share data)	Three months ended March 31, 2005
Net income as reported	$70,011
Add stock-based compensation included in reported income, net of related income tax effects	2,243
Deduct stock-based compensation determined under fair value based method, net of related income tax effects	(6,315)

Pro forma net income	$65,939

Net income per share of common stock
Basic earnings per share:
As reported	$0.43
Additional stock-based compensation, net of income tax effects	(0.03)

Pro forma basic earnings per share	$0.40

Diluted earnings per share:
As reported	$0.42
Additional stock-based compensation, net of income tax effects	(0.03)

Pro forma diluted earnings per share	$0.40

Net income per share amounts may not foot since each is calculated independently.

Stock Options – Stock options may be awarded to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options will vest over an incentive period, conditioned upon the individual’s continued employment through that period.

The fair value of each option award is estimated on the date of grant using a lattice-based binomial model that uses the assumptions in the following table:

	Three months ended March 31,
	2006	2005
Weighted-average fair value of options granted	$12.79	$11.52
Assumptions used to determine fair value:
Dividend yield	0.9%	0.8%
Risk-free rate of return	4.6%	3.8%
Expected life of options (years)	5.38	5.38
Expected volatility	21.3%	22.2%

Dividend yield considers our historical dividend yield paid and expected yield over the life of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected life is an output of the valuation model, and primarily considers historical exercise patterns. Unexercised options for grants included in the historical period are assumed to be exercised at the midpoint of the current date and the full contractual term. Expected volatility is based on implied volatility of traded options, long-term volatility and volatility for the most recent period reflecting the expected life.

The following table presents information about stock options:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2004	11,158,734	$35.27	$13 -54

Options granted during the period	1,688,300	46.46	46
Options exercised during the period	(230,903)	29.34	17-46

Options outstanding at March 31, 2005	12,616,131	$36.88	$13-54

Options exercisable at March 31, 2005	8,749,350	$32.65	$13-50

Options outstanding at December 31, 2005	11,640,330	$37.89	$13 -54

Options granted during the period	1,862,314	48.61	45 - 49
Options exercised during the period	(244,979)	31.13	13 - 49
Options forfeited/canceled during the period	(90,382)	47.44	38 - 52

Options outstanding at March 31, 2006	13,167,283	$39.46	$17 -54

Options exercisable at March 31, 2006	9,336,559	$35.90	$17 -54

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three months ended March 31, 2006 was $4.5 million. As of March 31, 2006, $28.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

Cash received from option exercises was $7.8 million in the first quarter of 2006 and $6.8 million in the first quarter of 2005. Tax benefits realized from tax deductions associated with option exercises was $1.7 million in the first quarter of 2006 and $1.5 million in the first quarter of 2005.

Substantially all options granted prior to 2004 are exercisable. Options generally become exercisable in increments over a three year period. Information about options outstanding and options exercisable by year of grant is as follows:

	Options Outstanding				Options Exercisable
Year of Grant	Options on Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
1997 - expire in 2007	208,900	$17.62			208,900	$17.62
1998 - expire in 2008	291,800	23.66			291,800	23.66
1999 - expire in 2009	732,100	23.53			732,100	23.53
2000 - expire in 2010	1,183,966	24.76			1,183,966	24.76
2001 - expire in 2011	1,356,186	32.13			1,356,186	32.13
2002 - expire in 2012	1,769,884	37.67			1,769,884	37.67
2003 - expire in 2013	1,946,532	40.10			1,920,139	40.07
2004 - expire in 2014	1,998,317	49.28			1,336,806	49.34
2005 - expire in 2013	1,817,284	46.89			536,778	46.46
2006 - expire in 2014	1,862,314	48.61

Total options on number of shares	13,167,283	$39.46	6.2	$89.6	9,336,559	$35.90	5.6	$87.2

Restricted Stock – Awards of Class A Common Shares vest over an incentive period conditioned upon the individual’s continued employment throughout that period. During the vesting period, shares issued are nontransferable but the shares are entitled to all the rights of an outstanding share.

Information related to awards of Class A Common Shares is presented below:

		Price at Award Dates
	Number of Shares	Weighted Average	Range of Prices
Unvested shares at December 31, 2004	453,954	$39.58	$23 -53

Shares vested during the period	(111,865)	42.02	38 - 51
Shares forfeited during the period	(2,500)	47.28	47

Unvested shares at March 31, 2005	339,589	$38.60	$23 -53

Unvested shares at December 31, 2005	249,008	$41.93	$23 -53

Shares awarded during the period	194,036	48.27	48 - 49
Shares vested during the period	(152,212)	43.51	39 - 51
Shares forfeited during the period	(2,316)	46.95	40 - 49

Unvested shares at March 31, 2006	288,516	$45.12	$23 -53

Performance based restricted stock with a target of 134,250 Class A Common Shares were contingently issued in 2006. The number of shares ultimately awarded depends upon the extent to which specified performance measures are met. The shares earned vest between 2007 and 2009.

During 2004, 40,000 restricted stock awards were converted to restricted stock units (“RSUs”). The RSUs give the recipient the right to receive shares of our stock upon the lapse of restriction periods. The restrictions lapse in equal installments over a four-year incentive period conditioned upon the employee’s continued employment.

As of March 31, 2006, $10.7 million of total unrecognized compensation cost related to unvested restricted stock awards and RSUs is expected to be recognized over a weighted-average period of 2.4 years.

Tax benefits realized from tax deductions associated with restricted stock awards was $1.1 million in the first quarter of 2006.

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

EXECUTIVE OVERVIEW

The E. W. Scripps company is a diverse and growing media company with interests in national television networks, newspaper publishing, broadcast television stations, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with such brands as HGTV, Food Network, DIY Network, Fine Living and Great American Country; daily and community newspapers in 18 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; Interactive media, our online comparison shopping services comprising our Shopzilla and uSwitch businesses; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

The company has a long-standing objective of creating shareholder value by following a disciplined strategy of investing in growing media businesses. Starting with newspapers nearly 130 years ago and continuing with our recent acquisitions of Shopzilla and uSwitch, we have stayed ahead of the ongoing migration of consumers and marketing dollars to new media marketplaces. This is evidenced by the dramatic change in our company’s profile during the last ten years. In 1994, the newspaper division contributed 50 percent of the company’s consolidated revenue. In 2006 it is contributing 32 percent. The national television networks, a business that did not exist in 1993, are contributing 40 percent to the company’s revenue in 2006 while Shopzilla and uSwitch, our newly acquired comparison shopping Internet services, are contributing 10 percent.

We expect to continue to increase shareholder value by maximizing and allocating the cash flow generated by our mature media businesses to new or existing businesses. In the past we have used cash generated by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network, Shop At Home, GAC, Shopzilla and uSwitch. The continued expansion of Scripps Networks, the support and development of our comparison shopping services rapid growth potential, and investment in new and growing media businesses are the company’s top strategic priorities.

Scripps Networks is in a period of continued growth. We have successfully monetized ratings and viewership gains, especially at its two more established networks HGTV and Food Network. The appeal of our new programming has resonated with viewers and has resulted in an increasing number of younger viewers tuning in to our flagship networks. We are also extending our Scripps Networks brands into new media platforms. In April, we launched our first high definition television network, HGTV-HD. The new network launched with 350 hours of original programming. We expect to launch our second high definition channel, Food Network-HD, in the second quarter. The number of people visiting our network Web sites was up 7 percent for the quarter, demonstrating the appeal of our brands and the success we have had targeting consumers. We also have emerged as a leader in providing content that is specifically formatted for the growing number of video-on-demand and broadband services. In April, we launched our third Internet broadband channel — HGTV Bath Design. We expect to launch similar broadband channels that will dig deep into such lifestyle topics as gardening, healthy eating and crafts. Top priorities at Scripps Networks are the ratings growth at HGTV and Food, the programming and distribution of our emerging networks, developing new revenue streams for our network brands such as product licensing and retail sales, and the growth of interactive revenue.

During the second quarter of 2005, we acquired Shopzilla. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale by online retailers. In the first quarter of 2006, we acquired uSwitch. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products in the United Kingdom. These acquisitions enable us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expand our electronic media platform. On a pro-forma basis, the revenues of these businesses in the first quarter of 2006 have nearly doubled compared with the first quarter of 2005 due in part to the increasing popularity of comparison shopping sites with consumers. We have begun to leverage the cross-promotional power of all of our media businesses to brand our Interactive Media businesses. Specifically, we have used our media businesses to drive traffic to Shopzilla via links on virtually all of our Web sites; our lifestyle networks and TV stations have promoted Shopzilla; our newspapers have run ads and created a Shopzilla-branded, Smart Shopper column.

Our shareholders also continue to benefit from our local media businesses. Our daily and community newspapers and broadcast television stations are the foundation for our successful growth strategy.

At our newspapers, we are continuing efforts to strengthen the competitive position of our newspapers’ print and online businesses. We plan to grow the print business by expanding into surrounding markets and launching non-traditional and non-daily products within our local markets. We believe our online businesses will generate higher growth rates than our traditional print business and as a result are focusing heavily in this area. These local Web sites place a heavy emphasis on interactive, community-based content as well as live news updates. In the first quarter of 2006, we launched our first video-on-demand newscast in Southwest Florida. The newscast combines the news-gathering power of our newspaper with our growing ability to produce high-quality video specifically for use on the Internet, iPods, and other types of personal video players.

Priorities at our broadcast television stations include concentrating on the branding of our local ABC and NBC affiliates, emphasizing local news and building out non-traditional revenue opportunities that target new advertisers. Improved ratings at ABC in 2005 and the outlook for 2006 bode well not only for revenue at our ABC stations from popular shows, but also for the lead-in they provide to late news. The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to an increase in broadcast television revenues in the first quarter of 2006. The return of political advertising is expected to further increase our revenues in 2006.

In the first quarter of 2006, we announced our intention to explore strategic alternatives for our Shop At Home business. Our goal at Shop At Home is to maximize the value of the business for the benefit of our shareholders. Subsequently, we reached a strategic decision to pursue the sale of Shop At Home. Accordingly, Shop At Home is presented as discontinued operations in our financial statements for all periods presented.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in those accounting policies except for the impacts from adopting FAS 123-R.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-34 through F-45.

During the first quarter of 2006, the board of directors authorized management to pursue the sale of our Shop At Home business segment. The Shop At Home business segment is classified as held for sale in accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the third quarter of 2005, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News.

In accordance with the provisions of FAS 144 the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Consolidated Results of Continuing Operations - Consolidated results of continuing operations were as follows:

(in thousands)	2006	Year-to-Date Change	2005
Operating revenues	$589,729	22.1%	$482,903
Costs and expenses	(422,237)	(21.4)%	(347,694)
Depreciation and amortization of intangibles	(25,348)	(65.6)%	(15,303)
Gain on formation of Colorado newspaper partnership	3,535
Gains (losses) on disposal of property, plant and equipment	(96)	(95.9)%	(49)

Operating income	145,583	21.5%	119,857
Interest expense	(12,153)	(64.9)%	(7,372)
Equity in earnings of JOAs and other joint ventures	11,370	(37.4)%	18,157
Interest and dividend income	542		208
Miscellaneous, net	1,037		333

Income from continuing operations before income taxes and minority interests	146,379	11.6%	131,183
Provision for income taxes	50,548	(7.7)%	46,916

Income from continuing operations before minority interests	95,831	13.7%	84,267
Minority interests	14,349	(26.6)%	11,335

Income from continuing operations	$81,482	11.7%	$72,932

Income from continuing operations per diluted share of common stock	$.49	11.4%	$.44

The increase in operating revenues was primarily due to the continued growth in advertising and network affiliate fee revenues at our national television networks and the June 2005 acquisition of Shopzilla. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases and wider distribution of our networks. The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics also contributed to the increase in revenue at our broadcast television stations.

Costs and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, and the June 2005 acquisition of Shopzilla. In addition, we adopted the requirements of FAS 123-R, “Share-Based Payments” effective January 1, 2006 and began recording compensation expense on stock options granted to employees. Stock option expense, including the costs of immediately expensed options granted to retiree eligible employees, increased our costs and expenses $8.4 million in the first quarter of 2006. Based upon stock options issued through the first quarter, we expect stock option expense to increase our costs and expenses by approximately $11.0 million for the remainder of 2006.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla and uSwitch.

In the first quarter of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million. Net income was increased by $2.1 million, $.01 per share

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased in 2006 due to higher average debt levels attributed to the Shopzilla and uSwitch acquisitions. In connection with the June 2005 acquisition of Shopzilla, we issued $150 million in 5-year notes at a rate of 4.30%. We financed the remainder of the Shopzilla and uSwitch transactions with commercial paper. The average outstanding commercial paper balance in 2006 was $217 million at an average rate of 4.5% compared with $52 million at an average rate of 2.5% in 2005.

In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense. The increased depreciation resulted in a $3.2 million decrease in our equity in earnings from JOAs in the first quarter of 2006. Net income was decreased by $2.0 million, $.01 per share. The increased depreciation is expected to decrease equity in earnings from JOAs approximately $3.0 million in each remaining quarter until the second quarter of 2007. The decrease in equity in earnings of JOAs is also attributed to lower advertising sales in all three of our JOA markets.

Information regarding our effective tax rate is a follows:

(in thousands)	2006	Year-to-Date Change	2005
Income from continuing operations before income taxes and minority interests as reported	$146,379	11.6%	$131,183
Income allocated to non-controlling interests	14,021		10,718

Income allocated to Scripps	$132,358	9.9%	$120,465

Provision for income taxes	$50,548	(7.7)%	$46,916

Effective income tax rate as reported	34.5%		35.8%
Effective income tax rate on income allocated to Scripps	38.2%		38.9%

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

Minority interest increased in the first quarter of 2006 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

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

In February of 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that will operate certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily and Bloomfield Enterprise newspapers for a 50% interest in the partnership. Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the results of the contributed publications prior to the formation of the partnership are reported separately in our segment results.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	2006	Year-to-Date Change	2005
Segment operating revenues:
Scripps Networks	$237,602	17.2%	$202,678

Newspapers:
Newspapers managed solely by us	184,202	4.8%	175,836
JOAs and newspaper partnerships	48		50

Total	184,250	4.8%	175,886
Boulder prior to formation of Colorado newspaper partnership	2,189		6,336

Total newspapers	186,439	2.3%	182,222
Broadcast television	83,763	15.9%	72,260
Interactive media	58,643
Licensing and other media	23,604	(8.6)%	25,820
Corporate/intercompany	(322)		(77)

Total operating revenues	$589,729	22.1%	$482,903

Segment profit (loss):
Scripps Networks	$106,545	31.6%	$80,941

Newspapers:
Newspapers managed solely by us	50,984	(8.4)%	55,646
JOAs and newspaper partnerships	(959)		7,041

Total	50,025	(20.2)%	62,687
Boulder prior to formation of Colorado newspaper partnership	(125)		370

Total newspapers	49,900	(20.9)%	63,057
Broadcast television	22,487	38.1%	16,279
Interactive media	13,921
Licensing and other media	2,902	(40.2)%	4,855
Corporate	(16,893)	(43.6)%	(11,766)

Total segment profit	178,862	16.6%	153,366
Depreciation and amortization of intangibles	(25,348)	(65.6)%	(15,303)
Gain on formation of Colorado newspaper partnership	3,535
Gains (losses) on disposal of property, plant and equipment	(96)	(95.9)%	(49)
Interest expense	(12,153)	(64.9)%	(7,372)
Interest and dividend income	542		208
Miscellaneous, net	1,037		333

Income from continuing operations before income taxes and minority interests	$146,379	11.6%	$131,183

Discussions of the operating performance of each of our reportable business segments begin on page F-37.

The impact of expensing stock options beginning on January 1, 2006 increased Corporate expenses $3.7 million in the first quarter of 2006.

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

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Consolidated Statements of Income is as follows:

(in thousands)	2006	Year-to-Date Change	2005
Scripps Networks:
Equity in earnings of joint ventures	$3,164	45.9%	$2,169
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	8,206	(48.7)%	15,988

Total equity in earnings of JOAs and other joint ventures	$11,370	(37.4)%	$18,157

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

(in thousands)	2006	Year-to-Date Change	2005
Depreciation and amortization:
Scripps Networks	$4,450	(9.7)%	$4,056

Newspapers:
Newspapers managed solely by us	5,175	(4.5)%	4,950
JOAs and newspaper partnerships	432	37.5%	691

Total newspapers	5,607	0.6%	5,641
Broadcast television	4,903	(1.2)%	4,847
Interactive media	9,877
Licensing and other media	168	23.3%	219
Corporate	343	36.5%	540

Total	$25,348	(65.6)%	$15,303

Gains (losses) on disposal of PP&E:
Scripps Networks	$(85)		$(21)

Newspapers:
Newspapers managed solely by us	4		(14)
JOAs and newspaper partnerships			1

Total newspapers	4		(13)
Broadcast television	(15)		1
Corporate			(16)

Gains (losses) on disposal of PP&E	$(96)	(95.9)%	$(49)

Scripps Networks - Scripps Networks includes five national television networks, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); our online network HGTVPro.com; Scripps Network branded broadband channels; and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

We launched HGTV in 1994. Food Network launched in 1993, and we acquired our controlling interest in 1997. We launched DIY in 1999 and Fine Living in the first quarter of 2002. We acquired GAC in 2004. We have used a similar strategy in developing each of our networks. Our initial focus is to gain distribution on cable and satellite television systems. We may offer incentives in the form of cash payments or an initial period in which payment of affiliate fees by the systems is waived in exchange for long-term distribution contracts. We create new and original programming and undertake promotion and marketing campaigns designed to increase viewer awareness. We expect to incur operating losses until network distribution and audience size are sufficient to attract national advertisers. As distribution of the network increases, we make additional investments in the quality and variety of programming and increase the number of hours of original programming offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

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

The networks utilize common facilities and certain sales, operational and support services are shared by the networks. Expenses directly attributable to the operations of a network are charged directly to that network. The costs of shared facilities and services are not allocated to individual networks for segment reporting purposes.

Financial information for Scripps Networks is as follows:

(in thousands)	2006	Year-to-Date Change	2005
Operating revenues:
HGTV	$118,655	13.6%	$104,418
Food Network	93,874	18.7%	79,069
DIY	10,725	13.8%	9,426
Fine Living	8,321	39.5%	5,967
GAC	4,729	39.9%	3,381
Other	1,298		417

Total segment operating revenues	$237,602	17.2%	$202,678

Contribution to segment profit (loss):
HGTV	$78,215	21.9%	$64,147
Food Network	55,755	28.8%	43,277
DIY	904	(32.9)%	1,347
Fine Living	1,052		(684)
GAC	224		(915)
Unallocated costs and other	(29,605)	(12.9)%	(26,231)

Total segment profit	$106,545	31.6%	$80,941

Homes reached in March (1):
HGTV	89,600	1.6%	88,200
Food Network	89,100	2.4%	87,000
DIY	36,000	12.5%	32,000
Fine Living	37,000	42.3%	26,000
GAC	40,900	9.4%	37,400

(1)	Approximately 94 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

(in thousands)	2006	Year-to-Date Change	2005
Segment operating revenues:
Advertising	$186,836	17.1%	$159,499
Network affiliate fees, net	48,286	15.0%	41,975
Other	2,480		1,204

Total segment operating revenues	237,602	17.2%	202,678

Segment costs and expenses:
Employee compensation and benefits	30,072	(8.9)%	27,604
Programs and program licenses	43,995	(3.5)%	42,517
Other segment costs and expenses	60,154	(11.8)%	53,785

Total segment costs and expenses	134,221	(8.3)%	123,906

Segment profit before joint ventures	103,381	31.2%	78,772
Equity in income of joint ventures	3,164	45.9%	2,169

Segment profit	$106,545	31.6%	$80,941

Supplemental Information:

Billed network affiliate fees	$52,088		$46,258

Network launch incentive payments	1,440		5,079

Payments for programming less (greater) than program cost amortization	(21,008)		(2,991)

Depreciation and amortization	4,450		4,056

Capital expenditures	2,626		2,856

Business acquisitions and other additions to long-lived assets, primarily program assets	61,699		44,143

Advertising revenues increased due primarily to an increased demand for advertising time and higher advertising rates at our networks. The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks.

We expect total operating revenues at Scripps Networks to increase approximately 15% to 18% year-over-year in the second quarter of 2006.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Scripps Networks. In addition, employee compensation and benefits include $0.9 million of stock option expense recognized for the first time in 2006.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building consumer awareness and expanding distribution of our network and online lifestyle brands is expected to increase total segment expenses approximately 15% year-over-year in the second quarter of 2006.

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

Operating results for newspapers managed solely by us were as follows:

(in thousands)	2006	Year-to-Date Change	2005
Segment operating revenues:
Local	$40,947	0.9%	$40,594
Classified	61,587	10.7%	55,625
National	9,694	(5.1)%	10,220
Preprint and other	35,491	9.9%	32,290

Newspaper advertising	147,719	6.5%	138,729
Circulation	32,313	(2.4)%	33,124
Other	4,170	4.7%	3,983

Total operating revenues	184,202	4.8%	175,836

Segment costs and expenses:
Employee compensation and benefits	68,175	(8.8)%	62,633
Newsprint and ink	23,192	(15.7)%	20,044
Other segment costs and expenses	41,851	(11.6)%	37,513

Total costs and expenses	133,218	(10.8)%	120,190

Contribution to segment profit	$50,984	(8.4)%	$55,646

Supplemental Information:

Depreciation and amortization	$5,175		$4,950

Capital expenditures	3,894		2,557

Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets	22,982		100

Newspaper advertising revenues increased in 2006 due to increases in classified advertising and preprint and other advertising. The increase in classified advertising was primarily attributed to continued improvement in help wanted and real estate advertising. Increases in these categories help offset declines in automotive advertising.

Increases in preprint and other advertising reflect the continued development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $8.0 million in the first quarter of 2006 compared with $4.2 million in the first quarter of 2005. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video or audio.

We expect total operating revenues at newspapers to increase approximately 3% to 5% year-over-year in the second quarter of 2006.

Stock option expense of $2.0 million contributed to the increase in employee compensation and benefit expenses in 2006.

Newsprint and ink costs increased due to newsprint prices increasing 14% during the current year.

The increases in other segment costs and expenses is attributed to increased spending in online and print initiatives, primarily in our Florida markets.

We expect total costs and expenses to increase between 5% and 7% year-over-year in the second quarter of 2006.

Joint Operating Agreements and Newspaper Partnerships: Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
The Cincinnati Post	Gannett Newspapers	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The operating profits earned from the combined operations of the two newspapers are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% of the Cincinnati JOA profits.

In February of 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that will operate certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOAs and newspaper partnerships were as follows:

(in thousands)	2006	Year-to-Date Change	2005
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$1,172	(85.2)%	$7,925
Cincinnati	4,397	(17.9)%	5,354
Albuquerque	2,496	(7.9)%	2,709
Colorado	175
Other newspaper partnerships and joint ventures	(34)

Total equity in earnings of JOAs included in segment profit	8,206	(48.7)%	15,988
Operating revenues of JOAs	48	(4.0)%	50

Total	8,254	(48.5)%	16,038

JOA editorial costs and expenses:
Denver	6,209	(5.7)%	5,874
Cincinnati	1,955	2.4%	2,004
Albuquerque	1,049	6.3%	1,119

Total JOA editorial costs and expenses	9,213	(2.4)%	8,997

JOAs and newspaper partnerships contribution to segment profit:
Denver	(5,006)		2,087
Cincinnati	2,442	(27.1)%	3,350
Albuquerque	1,464	(8.7)%	1,604
Colorado	175
Other newspaper partnerships and joint ventures	(34)

Total contribution to segment profit	$(959)		$7,041

Supplemental Information:

Depreciation and amortization	$432		$691

Capital expenditures	352		203

Additional depreciation incurred by the Denver News Agency reduced equity in earnings of JOAs by $3.2 million in the first quarter of 2006 (See Note 5 to the Consolidated Financial Statements). The decrease in equity in earnings of JOAs is also attributed to lower advertising sales in all three of our JOA markets.

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

Operating results for broadcast television were as follows:

(in thousands)	2006	Year-to-Date Change	2005
Segment operating revenues:
Local	$53,440	18.9%	$44,955
National	26,636	13.4%	23,490
Political	965		38
Network compensation	1,022	(32.0)%	1,504
Other	1,700	(25.2)%	2,273

Total segment operating revenues	83,763	15.9%	72,260

Segment costs and expenses:
Employee compensation and benefits	33,584	(11.6)%	30,090
Programs and program licenses	11,483	1.5%	11,658
Other segment costs and expenses	16,209	(13.9)%	14,233

Total segment costs and expenses	61,276	(9.5)%	55,981

Segment profit	$22,487	38.1%	$16,279

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$64		$(824)

Depreciation and amortization	4,903		4,847

Capital expenditures	1,307		888

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to the increase in local and national advertising. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in the first quarter of 2006. We expect total operating revenues at our broadcast television stations to increase approximately 3% to 5% year-over-year in the second quarter of 2006. The increase in broadcast television could be higher depending on the timing of political advertising.

Employee compensation and benefits include $1.3 million of stock option expense recognized for the first time in 2006.

Total broadcast television costs and expenses are expected to increase 5% to 7% year-over-year in the second quarter of 2006.

Interactive Media - Interactive media includes our online comparison shopping services, Shopzilla and uSwitch.

We acquired Shopzilla on June 27, 2005. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network that collects millions of consumer reviews of stores and products each year. Shopzilla earns revenues primarily from referral fees paid by participating online retailers.

On March 16, 2006, we acquired uSwitch. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products in the United Kingdom. uSwitch earns revenues from commissions paid by participating service providers when a consumer switches services.

Financial information for interactive media is as follows:

(in thousands)	2006
Segment operating revenues	$58,643

Segment profit	$13,921

Supplemental Information:

Depreciation and amortization	$9,877
Capital expenditures	2,778
Business acquisitions and other additions to long-lived assets	370,701

Operating results for uSwitch are included in our results of operations from the March 16, 2006 acquisition date. On a pro-forma basis, assuming we had owned Shopzilla and uSwitch for all of 2006 and 2005, operating revenues would have been $68.9 million in 2006 and $33.4 million in 2005. Segment profits would have been $16.9 million in 2006 and $8.5 million in 2005. An increase in the use of comparison shopping sites by consumers has primarily contributed to the improvement in results.

Interactive media is expected to generate segment profits of about $12 million in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising provides approximately 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Three months ended March 31,
(in thousands)	2006	2005
Net cash provided by continuing operating activities	$160,904	$124,919
Net cash provided by (used in) discontinued operations	(10,008)	(8,747)
Proceeds from formation of Colorado partnership	20,029
Dividends paid, including to minority interests	(18,345)	(16,689)
Employee stock option proceeds	7,774	6,780
Excess tax benefits on stock awards	2,753
Other financing activities, including discontinued operations	2,010	(14,034)

Cash flow available for investments, debt repayment and share repurchase	$165,117	$92,229

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(383,915)	$5,874
Capital expenditures, including discontinued operations	(12,663)	(8,409)
Other investing activity	914	(45)
Repurchase Class A Common Shares	(19,280)
Increase (decrease) in long-term debt	263,355	(78,758)

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

In March 2006, we acquired 100% of the common stock of uSwitch for approximately $371 million, net of cash and short-term investments acquired. We also acquired minority interests in our Evansville and Memphis newspapers, and acquired certain other publications, for total consideration of approximately $23 million, of which $3.6 million of the consideration was paid in the first quarter. In connection with the acquisitions, we entered into a $100 million 364-day revolving credit facility. The remaining balance of the acquisitions was financed using a combination of cash on hand and additional borrowings on our existing credit facilities.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect these cash distributions will approximate $40 million in 2006.

We are authorized to repurchase up to 5 million of our Class A Common shares. We expect to repurchase shares to offset the dilution resulting from our stock compensation programs each year. In 2006, we have re-purchased 420,000 shares at a total cost of $20.2 million. The stock repurchase program can be discontinued at any time.

We have two credit facilities that collectively permit aggregate borrowings up to $550 million. One facility permitting $450 million in aggregate borrowings expires in July 2009 and the second facility permitting $100 million in aggregate borrowings expires in March 2007. Total borrowings under the facilities were $490 million at March 31, 2006.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of March 31, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.

We may use foreign currency forward and option contracts to hedge our cash flow exposures that are denominated in foreign currencies and forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no foreign currency or newsprint derivative financial instruments at March 31, 2006.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2006			As of December 31, 2005
(in thousands, except share data)	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$490,348	$490,348		$226,966	$226,966
$100 million, 6.625% notes, due in 2007	99,978	101,650		99,975	102,638
$50 million, 3.75% notes, due in 2008	50,000	48,450		50,000	48,705
$100 million, 4.25% notes, due in 2009	99,647	95,659		99,623	96,975
$150 million, 4.30% notes, due in 2010	149,796	142,649		149,784	144,939
$200 million, 5.75% notes, due in 2012	199,216	200,071		199,185	205,580
Other notes	1,510	1,264		1,537	1,299

Total long-term debt including current portion	$1,090,495	$1,080,091		$827,070	$827,102

Interest rate swap	$(1,550)	$(1,550)		$(1,295)	$(1,295)

Financial instruments subject to market value risk:
Time Warner (common shares - 2006, 2,011,000; 2005, 2,017,000)	$29,584	$33,768		$29,667	$35,173
Other available-for-sale securities	164	1,944		61	1,806

Total investments in publicly-traded companies	29,748	35,712		29,728	36,979
Other equity securities	7,326	(a	)	5,426	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

We acquired Shopzilla, a Web-based product comparison shopping service, on June 27, 2005. We acquired uSwitch, the United Kingdom’s leading provider of online price comparison and switching for essential home services, on March 16, 2006. These businesses, that comprise our interactive media segment, have total assets of approximately $1.0 billion and are expected to have segment profits of $65 to $75 million for the full year of 2006. Each business is a separate control environment. We have excluded these businesses from management’s evaluation of internal control over financial reporting, as permitted by SEC guidance, for the quarter ended March 31, 2006.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item

12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1