Form 10-Q
period 2006-06-30
SCRIPPS E W CO /DE
filed 2006-08-09
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2006 there were 126,832,164 of the Registrant’s Class A Common Shares outstanding and 36,568,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs

4/1/06 - 4/30/06	133,000	$44.87	133,000	3,697,000
5/1/06 - 5/30/06	147,000	$46.18	147,000	3,550,000
6/1/06 - 6/30/06				3,550,000

Total	280,000	$45.55	280,000	3,550,000

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we were authorized to repurchase up to 5.0 million Class A Common Shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the May 4, 2006 Annual Meeting of Shareholders:

Description of Matters Submitted	In Favor	Authority Witheld

1. Election of Directors:
Class A Common Shares:
David A. Galloway	108,452,372	2,614,329
Nicholas B. Paumgarten	103,040,759	8,025,942
Ronald W. Tysoe	106,213,841	4,852,860
Julie A. Wrigley	107,870,334	3,196,367

Common Voting Shares:
William R. Burleigh	32,121,640	770,000
John H. Burlingame	32,891,640
Kenneth W. Lowe	32,891,640
Jarl Mohn	32,891,640
Jeffrey Sagansky	32,891,640
Nackey E. Scagliotti	32,891,640
Edward W. Scripps	32,891,640
Paul K. Scripps	32,891,640

2. Approve technical amendment to the Code of
Regulations:
Common Voting Shares:	32,891,640

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

On June 29, 2006, we entered into a 5-Year Competitive Advance and Revolving Credit Facility Agreement (the “Revolver”) that permits $750 million in aggregate borrowings and expires in July 2011.

The Revolver replaced our prior Competitive Advance and Revolving Credit Facilities that collectively permitted aggregate borrowings up to $550 million and consisted of two facilities that were due to expire in March 2007 and July 2009.

Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver.

The Revolver is filed as Exhibit 10.40 to this Form 10-Q.

ITEM 6. EXHIBITS

Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 9, 2006	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	June 30,	December 31,	June 30,
( in thousands )	2006	2005	2005
	( Unaudited )		( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$33,733	$19,243	$26,434
Short-term investments	1,110	12,800	13,796
Accounts and notes receivable (less allowances - $16,253, $18,463, $17,967)	524,164	493,075	450,152
Programs and program licenses	191,171	172,879	148,481
Inventories	12,341	11,725	11,270
Deferred income taxes	32,666	32,269	30,507
Assets of discontinued operations	175,478	230,694	332,567
Miscellaneous	24,147	22,841	19,100

Total current assets	994,810	995,526	1,032,307

Investments	231,399	210,021	226,596

Property, plant and equipment	475,633	490,891	475,471

Goodwill and other intangible assets:
Goodwill	1,940,374	1,647,794	1,653,374
Other intangible assets	324,041	227,585	240,915

Total goodwill and other intangible assets	2,264,415	1,875,379	1,894,289

Other assets:
Programs and program licenses (less current portion)	189,748	169,624	172,636
Unamortized network distribution incentives	164,303	172,271	181,792
Prepaid pension	54,442	66,153	24,409
Miscellaneous	45,898	52,763	48,527

Total other assets	454,391	460,811	427,364

TOTAL ASSETS	$4,420,648	$4,032,628	$4,056,027

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	June 30,	December 31,	June 30,
( in thousands, except share data )	2006	2005	2005
	( Unaudited )		( Unaudited )
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,375	$92,084	$108,089
Customer deposits and unearned revenue	49,254	53,521	53,593
Accrued liabilities:
Employee compensation and benefits	67,221	75,069	61,396
Network distribution incentives	7,969	8,871	14,372
Accrued income taxes	10,203	4,705	46,771
Miscellaneous	90,103	83,720	76,228
Liabilities of discontinued operations	44,964	46,863	58,401
Other current liabilities	30,854	29,103	24,016

Total current liabilities	385,943	393,936	442,866

Deferred income taxes	355,932	312,961	262,192

Long-term debt (less current portion)	1,042,434	825,775	899,845

Other liabilities (less current portion)	122,752	121,616	107,086

Minority interests	97,783	91,261	94,438

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,939,429, 126,994,386; and 127,072,394 shares	1,269	1,270	1,270
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,668,226 and 36,668,226 shares	366	367	367

Total	1,635	1,637	1,637
Additional paid-in capital	395,614	363,416	341,000
Stock compensation:
Performance awards and restricted stock units		4,828	2,634
Unvested restricted stock awards		(1,634)	(2,887)
Retained earnings	2,008,434	1,930,994	1,920,486
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	4,751	4,906	4,321
Pension liability adjustments	(18,550)	(18,550)	(18,495)
Foreign currency translation adjustment	23,920	1,482	904

Total shareholders’ equity	2,415,804	2,287,079	2,249,600

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,420,648	$4,032,628	$4,056,027

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data )	2006	2005	2006	2005
Operating Revenues:
Advertising	$465,387	$427,995	$884,145	$802,051
Referral fees	64,531	1,047	122,684	1,047
Network affiliate fees, net	49,247	39,624	97,533	81,599
Circulation	30,423	31,784	62,957	65,573
Licensing	17,580	16,772	36,510	37,880
Other	14,746	23,249	27,814	35,224

Total operating revenues	641,914	540,471	1,231,643	1,023,374

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	157,170	136,363	318,899	273,393
Marketing and advertising	53,153	28,043	111,474	55,150
Programs and program licenses	58,260	55,101	113,738	109,276
Newsprint and ink	22,277	20,335	45,751	41,154
JOA editorial costs and expenses	8,760	9,277	17,973	18,274
Other costs and expenses	121,329	104,377	235,351	203,943

Total costs and expenses	420,949	353,496	843,186	701,190

Depreciation, Amortization, and Losses (Gains):
Depreciation	18,851	14,890	36,105	28,897
Amortization of intangible assets	14,582	1,282	22,676	2,578
Gain on formation of Colorado newspaper partnership			(3,535)
Losses (gains) on disposal of property, plant and equipment	60	(91)	156	(42)
Hurricane recoveries, net	(1,750)	(1,892)	(1,750)	(1,892)

Net depreciation, amortization and losses (gains)	31,743	14,189	53,652	29,541

Operating income	189,222	172,786	334,805	292,643
Interest expense	(15,537)	(7,559)	(27,690)	(14,931)
Equity in earnings of JOAs and other joint ventures	14,611	21,203	25,981	39,360
Interest and dividend income	609	374	1,151	582
Miscellaneous, net	942	(400)	1,979	(67)

Income from continuing operations before income taxes and minority interests	189,847	186,404	336,226	317,587
Provision for income taxes	65,249	66,157	115,797	113,073

Income from continuing operations before minority interests	124,598	120,247	220,429	204,514
Minority interests	19,726	17,290	34,075	28,625

Income from continuing operations	104,872	102,957	186,354	175,889
Income (loss) from discontinued operations, net of tax	(33,728)	(5,368)	(40,145)	(8,289)

Net income	$71,144	$97,589	$146,209	$167,600

Net income (loss) per basic share of common stock:
Income from continuing operations	$.64	$.63	$1.14	$1.08
Income (loss) from discontinued operations	(.21)	(.03)	(.25)	(.05)

Net income per basic share of common stock	$.44	$.60	$.90	$1.03

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.64	$.62	$1.13	$1.06
Income (loss) from discontinued operations	(.20)	(.03)	(.24)	(.05)

Net income per diluted share of common stock	$.43	$.59	$.89	$1.01

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Six months ended
	June 30,
( in thousands )	2006	2005
Cash Flows from Operating Activities:
Income from continuing operations	$186,354	$175,889
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	58,781	31,475
Gain on formation of Colorado newspaper partnership	(3,535)
Deferred income taxes	3,982	1,146
Excess tax benefits of stock compensation plans		5,070
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	12,135	2,172
Stock and deferred compensation plans	19,034	7,176
Minority interests in income of subsidiary companies	34,075	28,625
Affiliate fees billed greater than amounts recognized as revenue	7,041	10,821
Network launch incentive payments	(3,090)	(9,270)
Payments for programming less (greater) than program cost amortization	(39,064)	(16,352)
Prepaid and accrued pension expense	11,711	7,770
Other changes in certain working capital accounts, net	(36,204)	(4,045)
Miscellaneous, net	4,372	(4,851)

Net cash provided by continuing operating activities	255,592	235,626
Net cash provided by (used in) discontinued operating activities	656	(526)

Net operating activities	256,248	235,100

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(396,038)	(536,706)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs	20,029
Additions to property, plant and equipment	(29,299)	(15,879)
Decrease in short-term investments	11,690	7,120
Sale of long-term investments	2,422	2,359
Miscellaneous, net	1,750	800

Net cash provided by (used in) continuing investing activities	(389,446)	(542,306)
Net cash provided by (used in) discontinued investing activities	14,046	(3,957)

Net investing activities	(375,400)	(546,263)

Cash Flows from Financing Activities:
Increase in long-term debt	216,894	367,432
Payments on long-term debt	(50)	(52)
Dividends paid	(37,605)	(34,335)
Dividends paid to minority interests	(25,248)	(7,816)
Repurchase Class A Common shares	(32,984)	(2,959)
Proceeds from employee stock options	11,501	18,027
Excess tax benefits of stock compensation plans	1,473
Miscellaneous, net	(1,022)	(15,083)

Net cash provided by continuing financing activities	132,959	325,214
Net cash provided by (used in) discontinued financing activities	(106)	104

Net financing activities	132,853	325,318

Effect of exchange rate changes on cash and cash equivalents	789

Increase in cash and cash equivalents	14,490	14,155
Cash and cash equivalents:
Beginning of year	19,243	12,279

End of period	$33,733	$26,434

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$27,353	$15,505

Income taxes paid continuing operations	$102,180	$65,221
Income taxes paid (refunds received) discontinued operations	(25,023)	(5,435)

Total income taxes paid	$77,157	$59,786

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended June 30
As of December 31, 2004	$1,632	$320,359	$(4,090)	$1,787,221	$(9,001)	$2,096,121
Comprehensive income:
Net income				167,600		167,600	$97,589

Unrealized gains (losses) on investments, net of tax of $2,354 and $703					(4,482)	(4,482)	(1,418)
Adjustment for losses (gains) in income, net of tax of ($480) and ($133)					891	891	248

Change in unrealized gains (losses) on investments					(3,591)	(3,591)	(1,170)
Currency translation, net of tax of $175 and $143					(678)	(678)	(316)

Total				167,600	(4,269)	163,331	$96,103

Dividends: declared and paid - $.21 per share				(34,335)		(34,335)
Repurchase 60,000 Class A Common shares	(1)	(2,958)				(2,959)
Compensation plans, net: 668,980 shares issued;
55,918 shares repurchased; 2,500 shares forfeited	6	18,529	3,837			22,372
Tax benefits of compensation plans		5,070				5,070

As of June 30, 2005	$1,637	$341,000	$(253)	$1,920,486	$(13,270)	$2,249,600

As of December 31, 2005	$1,637	$363,416	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				146,209		146,209	$71,144

Unrealized gains (losses) on investments, net of tax of $77 and $(367)					(144)	(144)	682
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses) on investments					(155)	(155)	682
Currency translation, net of tax of $(264) and $(284)					22,438	22,438	24,098

Total				146,209	22,283	168,492	$95,924

Adoption of FAS 123-R		3,194	(3,194)
Dividends: declared and paid - $.23 per share				(37,605)		(37,605)
Convert 100,000 Voting Shares to Class A Shares
Repurchase 700,000 Class A Common shares	(7)	(1,813)		(31,164)		(32,984)
Compensation plans, net: 619,470 shares issued;
71,611 shares repurchased; 2,816 shares forfeited	5	28,246				28,251
Tax benefits of compensation plans		2,571				2,571

As of June 30, 2006	$1,635	$395,614		$2,008,434	$10,121	$2,415,804

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

Scripps Networks includes five national television networks and their affiliated websites, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

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

Interactive media includes our online comparison shopping services, Shopzilla and uSwitch. Shopzilla, acquired on June 27, 2005, operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. We acquired uSwitch on March 16, 2006. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products primarily in the United Kingdom. Our interactive media businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

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

One customer accounts for approximately 30% of interactive media’s annual operating revenues. While we can provide no assurance that the revenues from this customer would be replaced, we believe we could reach agreement with alternative providers to offset any adverse financial impact from the loss of this customer.

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

Revenue Recognition - Our primary sources of revenue are from:

•	The sale of advertising space, advertising time and internet advertising

•	Referral fees paid by participating online retailers and service providers

•	Subscriber fees paid by cable and satellite television systems for our programming services (“network affiliate fees”)

•	The sale of newspapers to distributors and to individual subscribers

•	Royalties from licensing copyrighted characters

Revenue is reported net of our remittance of sales taxes and other taxes collected from our customers.

The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2005.

Newspaper Joint Operating Agreements (“JOA”) - We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. The related editorial costs and expenses are included in “JOA editorial costs and expenses.” Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Condensed Consolidated Balance Sheets. We do not have a residual interest in the net assets of the Cincinnati JOA.

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”), which is described more fully in Note 18 to this Form 10-Q. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units to key employees and non-employee directors.

As discussed in Note 2, we adopted Financial Accounting Standard No. 123-R - Share Based Payment (“FAS 123-R”), effective January 1, 2006. In accordance with FAS 123-R, compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common Share.

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because stock compensation grants vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period. The vesting of certain awards is also accelerated if performance measures are met. If it is expected those performance measures will be met, compensation costs are expensed over the accelerated vesting period.

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Under APB 25 we recognized compensation costs equal to the intrinsic value of the award on the date of grant over the vesting period, including grants to retiree-eligible employees. Because stock options were granted with exercise prices equal or greater than the market price of a Class A Common Share on the date of grant, no compensation costs were recognized unless the terms of those options were later modified. Compensation costs were expensed over the requisite service period as each tranche of an award vested. Forfeitures were recognized as they occurred. Any unrecognized compensation cost was recognized upon retirement of an employee prior to the end of the stated vesting period.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2006	2005	2006	2005
Basic weighted-average shares outstanding	163,244	163,365	163,331	163,131
Effect of dilutive securities:
Unvested restricted stock held by employees	218	287	225	295
Stock options held by employees and directors	1,323	2,124	1,428	1,993

Diluted weighted-average shares outstanding	164,785	165,776	164,984	165,419

Stock options to purchase 5,844,938 common shares were anti-dilutive as of June 30, 2006 and are therefore not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - We adopted FAS 123-R using the modified prospective application method. Under the modified prospective application transition method, the provisions of FAS 123-R are applied to awards granted after the date of adoption and to the unvested portion of awards outstanding as of January 1, 2006. There are no changes in the accounting for awards which vested prior to adoption of FAS 123-R unless the terms of those awards are subsequently modified. Prior period reported amounts have not been restated to apply the provisions of FAS 123-R.

Income from continuing operations in the second quarter of 2006 was reduced by $2.7 million, $.02 per share, as a result of the adoption of FAS 123-R. Income from continuing operations in the year-to-date period was reduced by $8.0 million, $.05 per share.

Net income and earnings per share as if the fair-value based principles of FAS 123-R were applied to all periods presented, on an as reported basis for periods after the adoption of FAS 123-R and on a pro forma period for periods prior to the adoption of FAS 123-R, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands, except per share data )	2006	2005	2006	2005
Net income:
Reported net income for 2005		$97,589		$167,600
Additional compensation to adjust intrinsic value to fair value		(3,104)		(7,176)

Net income under fair-value based method for all periods	$71,144	$94,485	$146,209	$160,424

Net income per share of common stock
Basic earnings per share:
As reported		$0.60		$1.03
Additional compensation to adjust intrinsic value to fair value		(0.02)		(0.04)

Basic earnings per share under fair-value based method	$0.44	$0.58	$0.90	$0.98

Diluted earnings per share:
As reported		$0.59		$1.01
Additional compensation to adjust intrinsic value to fair value		(0.02)		(0.04)

Diluted earnings per share under fair-value based method	$0.43	$0.57	$0.89	$0.97

Net income per share amounts may not foot since each is calculated independently.

Prior to the adoption of FAS 123-R, tax benefits for tax deductions in excess of compensation expense were classified as operating cash flows. Upon the adoption of FAS 123-R, tax benefits related to recorded stock compensation are presented as operating cash flows, while tax benefits resulting from tax deductions in excess of recorded compensation expense are classified as financing cash flows.

Cash flows from operating activities was reduced by $1.5 million and cash flows from financing activities was increased by $1.5 million in the 2006 year-to-date period.

In addition, prior to adoption of FAS 123-R, additional paid-in capital was increased by the intrinsic value of the award on the date of grant. The unvested portion of the award as of each balance sheet date was presented as a reduction in shareholders’ equity as of that date. Upon adoption of FAS 123-R, additional paid-in capital is increased as the fair value of the award is recognized as compensation expense in our statements of income.

Recently Issued Accounting Standards - In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

3. ACQUISITIONS

2006	-	On March 16, 2006, we acquired 100% of the common stock of uSwitch Ltd. for approximately $383 million in cash. Assets acquired in the transaction included approximately $10.9 million of cash. The acquisition, financed using a combination of cash on hand and borrowing on both existing and new credit facilities, enables us to further capitalize on the increasing use and profitability of specialized Internet search businesses and to extend the reach of our interactive media businesses into essential home services and international markets.

In the first and second quarter of 2006, we acquired an additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper for total consideration of $22.4 million. We also acquired a newspaper publication for total consideration of $0.7 million.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the dates of acquisition. The allocation of the purchase price to the assets and liabilities of the uSwitch acquisition is based upon preliminary appraisals and estimates and is therefore subject to change. The allocation of the purchase price for the other acquisitions summarized below reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

	2006		2005
( in thousands )	uSwitch	Newspapers	Shopzilla	Newspapers
Short-term investments			$12,279
Accounts receivable	$9,486		12,670	$454
Other current assets	583		8,046	93
Property, plant and equipment	5,367		25,728	268
Amortizable intangible assets	108,091	$7,443	142,400	1,840
Goodwill	288,320	13,297	401,492	5,851
Other assets			138
Net operating loss carryforwards			23,499

Total assets acquired	411,847	20,740	626,252	8,506
Current liabilities	(8,159)		(24,195)	(47)
Deferred income taxes	(31,531)		(66,271)
Other long-term obligations			(719)
Minority interest		2,305		10

Net purchase price	$372,157	$23,045	$535,067	$8,469

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

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data )	2006	2005	2006	2005
Operating revenues	$641,914	$573,667	$1,241,909	$1,090,014
Income from continuing operations	104,872	93,653	182,775	157,545

Income from continuing operations per share of common stock:
Basic	$.64	$.57	$1.12	$.97
Diluted	.64	.56	1.11	.95

4. DISCONTINUED OPERATIONS

On June 21, 2006, we reached agreement to sell the operations of the Shop At Home television network and certain of its assets to Jewelry Television. Under the terms of the agreement, Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements.

We continue to seek a buyer for the five Shop At Home-affiliated broadcast television stations. Under the terms of the agreement with Jewelry Television, these stations will continue to air a mix of Shop At Home and Jewelry Television programming. We expect to reach an agreement to sell the stations prior to the end of 2006.

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the third quarter of 2005, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News.

In accordance with the provisions of Financial Accounting Standards (“FAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Assets and liabilities of our discontinued operations consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Assets:
Accounts receivable			$898
Inventories	$2,869	$31,592	29,498
Property, plant and equipment	8,398	35,330	33,807
Goodwill			101,135
Intangible assets	163,600	163,600	167,186
Other assets	611	172	43

Assets of discontinued operations	$175,478	$230,694	$332,567

Liabilities:
Deferred income taxes	$44,402	$45,237	$58,389
Other liabilities	562	1,626	12

Liabilities of discontinued operations	$44,964	$46,863	$58,401

Operating results of our discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2006	2005	2006	2005
Operating revenues:
Shop At Home	$80,232	$86,868	$164,622	$189,012
Birmingham-Post Herald		4		18

Total	$80,232	$86,872	$164,622	$189,030

Share of earnings of JOA		$1,870		$3,453

Income (loss) from discontinued operations:
Shop At Home:
Loss from operations	$(40,465)	$(9,452)	$(50,502)	$(14,852)
Loss on divestiture	(12,054)		(12,054)

Total Shop At Home	(52,519)	(9,452)	(62,556)	(14,852)
Birmingham-Post Herald		1,181	(2)	2,141

Income (loss) from discontinued operations, before tax	(52,519)	(8,271)	(62,558)	(12,711)
Income taxes (benefit)	(18,791)	(2,903)	(22,413)	(4,422)

Income (loss) from discontinued operations	$(33,728)	$(5,368)	$(40,145)	$(8,289)

Shop At Home’s loss from operations includes $12.3 million in costs associated with employee termination benefits, $4.4 million in costs associated with the termination of long-term agreements, and a $6.2 million non-cash charge to write-down assets on the Shop At Home television network. Cash expenditures related to the termination of long-term agreements and the employee termination benefits were $1.2 million through the second quarter of 2006. We expect that cash expenditures for the majority of the remaining obligations will be disbursed in the third quarter of 2006.

The loss on divestiture represents losses on the sale of property and other assets to Jewelry Television.

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

Denver newspaper production facilities - In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense. The increased depreciation resulted in a $3.1 million decrease in our equity in earnings from JOAs in the second quarter of 2006 and decreased year-to-date equity in earnings from JOAs $6.3 million. Net income was decreased by $1.9 million in the second quarter of 2006 and $3.9 million for the year-to-date period of 2006. The increased depreciation is expected to decrease equity in earnings from JOAs approximately $3.0 million in each quarter until the second quarter of 2007.

Hurricanes - Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2005 and 2006, we reached agreements with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $1.8 million in the second quarter of 2006 and $2.2 million in the second quarter of 2005. The insurance recoveries recorded in 2005 were partially offset by additional estimated losses of $0.3 million. Net income was increased by $1.1 million in 2006 and $1.2 million in 2005. We are still in negotiations with insurance carriers regarding property and business interruption claims sustained by our newspaper operations and are seeking additional recoveries of $0.3 million. Recoveries of unsettled claims will not be recorded until settlement agreements are reached with the insurance providers.

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

Consolidated income before income tax consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2006	2005	2006	2005
Income allocated to Scripps	$170,329	$171,392	$302,687	$291,857
Income of pass-through entities allocated to non-controlling interests	19,518	15,012	33,539	25,730

Income from continuing operations before income taxes and minority interest	$189,847	$186,404	$336,226	$317,587

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2006 and the actual effective income tax rate from continuing operations for the full year of 2005 is as follows:

	2006	2005
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.4	3.6
Income of pass-through entities allocated to non-controlling interests	(3.4)	(3.1)
Section 199 - Production Activities Deduction	(0.6)	(0.4)
Miscellaneous	0.1	0.3

Effective income tax rate	34.5%	35.4%

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

The JOAs generally provide for renewals unless an advance termination notice ranging from two to five years is given to either party. Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in December 2007.

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

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% of the Cincinnati JOA profits.

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

8. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	June 30, 2006	As of December 31, 2005	June 30, 2005
Securities available for sale (at market value):
Time Warner (common shares - 2006, 2,011,000; 2005, 2,017,000)	$34,794	$35,173	$33,701
Other available-for-sale securities	1,967	1,806	4,462

Total available-for-sale securities	36,761	36,979	38,163
Denver JOA	129,924	142,633	162,432
Colorado newspaper partnership	31,635
Joint ventures	25,443	24,983	17,828
Other equity securities	7,636	5,426	8,173

Total investments	$231,399	$210,021	$226,596

Unrealized gains (losses) on securities available for sale	$7,013	$7,251	$6,816

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of June 30, 2006, there were no significant unrealized losses on our available-for-sale securities.

Cash distributions from the Denver JOA have exceeded earnings since the third quarter of 2006, primarily as a result of increased depreciation on assets that will be retired upon consolidation of DNA’s newspaper production facilities.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at June 30, 2006. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Land and improvements	$54,463	$57,383	$56,984
Buildings and improvements	252,198	258,350	250,034
Equipment	697,374	687,379	654,462

Total	1,004,035	1,003,112	961,480
Accumulated depreciation	528,402	512,221	486,009

Net property, plant and equipment	$475,633	$490,891	$475,471

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Goodwill	$1,940,374	$1,647,794	$1,653,374

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	44,215
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	198,808	118,454	116,639
Copyrights and other trade names	32,657	20,562	20,300
Other	46,211	20,000	17,775

Total carrying amount	347,839	229,179	225,677

Accumulated amortization:
Acquired network distribution	(6,344)	(4,952)	(3,235)
Broadcast television network affiliation relationships	(1,925)	(1,379)	(824)
Customer lists	(24,749)	(14,123)	(2,879)
Copyrights and other trade names	(3,710)	(2,081)	(181)
Other	(14,875)	(6,864)	(5,492)

Total accumulated amortization	(51,603)	(29,399)	(12,611)

Net amortizable intangible assets	296,236	199,780	213,066

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622
Other	2,087	2,087	2,087

Total other indefinite-lived intangible assets	27,709	27,709	27,709

Pension liability adjustments	96	96	140

Total other intangible assets	324,041	227,585	240,915

Total goodwill and other intangible assets	$2,264,415	$1,875,379	$1,894,289

Activity related to goodwill and other intangible assets by business segment was as follows:

	Scripps		Broadcast	Interactive	Licensing
( in thousands )	Networks	Newspapers	Television	Media	and Other	Total
Goodwill:
Balance as of December 31, 2004	$254,689	$783,464	$219,367	$	$18	$1,257,538
Business acquisitions				411,176		411,176
Adjustment to purchase price allocation	(15,340)					(15,340)

Balance as of June 30, 2005	$239,349	$783,464	$219,367	$411,176	$18	$1,653,374

Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		13,297		288,320		301,617
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Foreign currency translation adjustment				16,694		16,694

Balance as of June 30, 2006	$240,502	$776,881	$216,467	$706,506	$18	$1,940,374

Amortizable intangible assets:
Balance as of December 31, 2004	$29,762	$2,907	$27,441			$60,110
Business acquisitions				$140,000		140,000
Adjustment of purchase price allocations	15,400					15,400
Other additions		134				134
Amortization	(1,370)	(334)	(584)	(290)		(2,578)

Balance as of June 30, 2005	$43,792	$2,707	$26,857	139,710		$213,066

Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		7,443		108,091		115,534
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Other additions		8				8
Foreign currency translation adjustment				5,997		5,997
Amortization	(1,680)	(462)	(560)	(19,974)		(22,676)

Balance as of June 30, 2006	$39,413	$8,887	$25,706	$222,230		$296,236

Other indefinite-lived intangible assets:
Balance for all respective periods presented	$919	$1,168	$25,622			$27,709

Goodwill of $411.2 million and amortizable intangible assets of $140.0 million were initially allocated to the Shopzilla acquisition in the second quarter of 2005. In the fourth quarter of 2005, we completed an appraisal of the book and tax bases of the assets acquired and liabilities assumed in the Shopzilla acquisition. The amount allocated to goodwill was reduced by $9.7 million and the amounts allocated to amortizable intangible assets were increased by $2.4 million.

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

Amortizable intangible assets acquired in the Newspaper acquisitions were customer lists. The customer intangible assets are estimated to have useful lives of 3 to 20 years.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $21.0 million for the remainder of 2006, $41.6 million in 2007, $38.8 million in 2008, $37.6 million in 2009, $33.4 million in 2010, $29.6 million in 2011 and $94.2 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Cost of programs available for broadcast	$878,738	$798,925	$845,798
Accumulated amortization	616,395	534,246	595,625

Total	262,343	264,679	250,173
Progress payments on programs not yet available for broadcast	118,576	77,824	70,944

Total programs and program licenses	$380,919	$342,503	$321,117

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $299 million at June 30, 2006. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $69.6 million in the second quarter of 2006 and $56.8 million in 2005. Year to date progress payments and capitalized programs totaled $131 million in 2006 and $101 million in 2005.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2006	$77,042	$43,182	$120,224
2007	94,617	114,231	208,848
2008	54,808	95,360	150,168
2009	29,596	75,947	105,543
2010	5,886	59,999	65,885
2011	393	27,999	28,392
Later years	1	1,310	1,311

Total	$262,343	$418,028	$680,371

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Network launch incentives	$315,847	$316,774	$316,726
Accumulated amortization	191,747	178,241	163,916

Net book value	124,100	138,533	152,810
Unbilled affiliate fees	40,203	33,738	28,982

Total unamortized network distribution incentives	$164,303	$172,271	$181,792

We capitalized network launch incentives totaling $1.2 million year-to-date in 2005.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2006	2005	2006	2005
Amortization of network launch incentives	$6,492	$7,355	$13,506	$12,719

Estimated amortization for the next five years is as follows:
Remainder of 2006	$13,861
2007	20,910
2008	23,404
2009	25,433
2010	16,814
2011	16,523
Later years	7,155

Total	$124,100

Actual amortization could be greater than the above amounts as additional incentive payments will be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Variable-rate credit facilities, including commercial paper	$443,863	$226,966	$300,437
$100 million, 6.625% notes, due in 2007	99,982	99,975	99,967
$50 million, 3.75% notes, due in 2008	50,000	50,000	50,000
$100 million, 4.25% notes, due in 2009	99,671	99,623	99,575
$150 million, 4.30% notes, due in 2010	149,808	149,784	149,760
$200 million, 5.75% notes, due in 2012	199,248	199,185	199,122
Other notes	1,482	1,537	1,590

Total face value of long-term debt less discounts	1,044,054	827,070	900,451
Fair market value of interest rate swap	(1,620)	(1,295)	(606)

Total long-term debt	$1,042,434	$825,775	$899,845

In June 2006, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolver”) and a commercial paper program that permits aggregate borrowings up to $750 million and expires in June 2011 (the “Variable-Rate Credit Facilities”). The Revolver replaced our existing Competitive Advance and Revolving Credit facilities that collectively permitted aggregate borrowings up to $550 million and consisted of two facilities that were due to expire in March 2007 and July 2009. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 5.2% at June 30, 2006, 4.3% at December 31, 2005, and 3.4% at June 30, 2005.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of June 30, 2006.

We entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap expires upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converts those fixed-rate notes into variable-rate borrowings. The variable interest rate was 5.5% at June 30, 2006, which was based on six-month LIBOR minus a rate spread. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation are recorded as equal and offsetting unrealized gains and losses in the Condensed Consolidated Statements of Income. We have structured the interest rate swap to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We were in compliance with all debt covenants as of June 30, 2006.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of June 30, 2006, we had outstanding letters of credit totaling $9.4 million.

14. OTHER LIABILITIES AND MINORITY INTERESTS

Other liabilities – Other liabilities consisted of the following:

( in thousands )	June 30, 2006	As of December 31, 2005	June 30, 2005
Program rights payable	$20,885	$21,615	$27,043
Employee compensation and benefits	85,927	84,903	72,410
Network distribution incentives	19,203	22,758	32,881
Other	35,952	32,923	27,438

Total other liabilities	161,967	162,199	159,772
Current portion of other liabilities	39,215	40,583	52,686

Other liabilities (less current portion)	$122,752	$121,616	$107,086

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

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Six months ended
	June 30,
( in thousands )	2006	2005
Other changes in certain working capital accounts, net:
Accounts receivable	$(30,452)	$(42,537)
Inventories	(1,432)	(395)
Accounts payable	3,758	(2,665)
Accrued income taxes	8,073	42,563
Accrued employee compensation and benefits	(14,211)	(4,725)
Accrued interest	2	41
Other accrued liabilities	881	1,884
Other, net	(2,823)	1,789

Total	$(36,204)	$(4,045)

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

Substantially all non-union and certain union employees are also covered by a company-sponsored defined contribution plan. We match a portion of employees’ voluntary contributions to this plan.

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands)	2006	2005	2006	2005
Service cost	$5,112	$4,581	$10,225	$9,163
Interest cost	6,082	5,675	12,164	11,350
Expected return on plan assets, net of expenses	(8,167)	(7,269)	(16,334)	(14,539)
Net amortization and deferral	1,479	777	2,958	1,553

Total for defined benefit plans	4,506	3,764	9,013	7,527
Multi-employer plans	127	167	260	172
SERP	1,050	1,008	2,101	2,016
Defined contribution plans	2,073	1,868	4,210	3,653

Total	$7,756	$6,807	$15,584	$13,368

We made required contributions of $0.2 million to our defined benefit plans in the first half of 2006. We anticipate contributing $0.1 million to meet minimum funding requirements of our defined benefit plans during the remainder of fiscal 2006.

During the first half 2006, we have also contributed $1.2 million to fund current benefit payments for our non-qualified SERP plan. We anticipate contributing an additional $0.9 million to fund the SERP’s benefit payments during the remainder of fiscal 2006.

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

Our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profits exclude interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1, we account for our share of the earnings of JOAs and newspaper partnerships using the equity method of accounting. Our equity in earnings of JOAs and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs and newspaper partnerships. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and joint ventures with foreign entities.

Information regarding our business segments is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2006	2005	2006	2005
Segment operating revenues:
Scripps Networks	$286,303	$244,299	$523,905	$446,977

Newspapers:
Newspapers managed solely by us	181,894	173,630	366,096	349,466
JOAs and newspaper partnerships	56	100	104	150

Total	181,950	173,730	366,200	349,616
Boulder prior to formation of Colorado newspaper partnership		7,066	2,189	13,402

Total newspapers	181,950	180,796	368,389	363,018
Broadcast television	86,445	83,183	170,208	155,443
Interactive media	64,965	1,047	123,608	1,047
Licensing and other media	22,527	31,193	46,131	57,013
Corporate/intercompany	(276)	(47)	(598)	(124)

Total operating revenues	$641,914	$540,471	$1,231,643	$1,023,374

Segment profit (loss):
Scripps Networks	$150,270	$123,461	$256,815	$204,402

Newspapers:
Newspapers managed solely by us	52,741	51,965	103,725	107,611
JOAs and newspaper partnerships	2,375	9,462	1,416	16,503

Total	55,116	61,427	105,141	124,114
Boulder prior to formation of Colorado newspaper partnership		1,188	(125)	1,558

Total newspapers	55,116	62,615	105,016	125,672
Broadcast television	26,417	27,074	48,904	43,353
Interactive media	16,463	358	30,384	358
Licensing and other media	3,118	6,329	6,020	11,184
Corporate	(14,058)	(9,767)	(30,951)	(21,533)

Total segment profit	237,326	210,070	416,188	363,436
Depreciation and amortization of intangibles	(33,433)	(16,172)	(58,781)	(31,475)
Gain on formation of Colorado newspaper partnership			3,535
Gains (losses) on disposal of property, plant and equipment	(60)	91	(156)	42
Interest expense	(15,537)	(7,559)	(27,690)	(14,931)
Interest and dividend income	609	374	1,151	582
Miscellaneous, net	942	(400)	1,979	(67)

Income from continuing operations before income taxes and minority interests	$189,847	$186,404	$336,226	$317,587

Depreciation:
Scripps Networks	$4,230	$3,778	$7,917	$7,000

Newspapers:
Newspapers managed solely by us	5,502	5,064	10,580	9,929
JOAs and newspaper partnerships	310	309	610	609

Total	5,812	5,373	11,190	10,538
Boulder prior to formation of Colorado newspaper partnership		311	111	615

Total newspapers	5,812	5,684	11,301	11,153
Broadcast television	4,507	4,600	9,132	9,157
Interactive media	3,839	52	6,781	52
Licensing and other media	154	224	322	443
Corporate	309	552	652	1,092

Total depreciation	$18,851	$14,890	$36,105	$28,897

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2006	2005	2006	2005
Amortization of intangibles:
Scripps Networks	$917	$536	$1,680	$1,370

Newspapers:
Newspapers managed solely by us	344	76	441	161
JOAs and newspaper partnerships		66		133

Total	344	142	441	294
Boulder prior to formation of Colorado newspaper partnership		20	21	40

Total newspapers	344	162	462	334
Broadcast television	282	294	560	584
Interactive media	13,039	290	19,974	290

Total amortization of intangibles	$14,582	$1,282	$22,676	$2,578

Additions to property, plant and equipment:
Scripps Networks	$3,086	$1,916	$5,712	$4,772

Newspapers:
Newspapers managed solely by us	3,528	2,565	7,270	4,967
JOAs and newspaper partnerships	524	568	1,028	925

Total newspapers	4,052	3,133	8,298	5,892
Broadcast television	1,689	2,420	2,996	3,308
Interactive media	8,320		11,098
Licensing and other media	169	155	276	301
Corporate	2,041	1,146	3,273	1,606

Total additions to property, plant and equipment	$19,357	$8,770	$31,653	$15,879

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$69,656	$56,779	$131,355	$100,922
Newspapers
Newspapers managed solely by us	181	70	23,045	70
Newspapers operated pursuant to JOAs	18	150	136	250

Total newspapers	199	220	23,181	320
Interactive media	1,456	535,795	372,157	535,795
Corporate	541	25	621	490

Total	$71,852	$592,819	$527,314	$637,527

Assets:
Scripps Networks			$1,228,188	$1,115,957

Newspapers:
Newspapers managed solely by us			1,076,470	1,052,221
JOAs and newspaper partnerships			181,483	221,715

Total newspapers			1,257,953	1,273,936
Broadcast television			482,156	491,308
Interactive media			1,016,251	618,906
Licensing and other media			28,904	34,016
Investments			44,795	44,336
Corporate			186,923	145,001

Total assets of continuing operations			4,245,170	3,723,460
Discontinued operations			175,478	332,567

Total assets			$4,420,648	$4,056,027

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenues from the licensing of comic characters and HGTV and Food Network programming in international markets. We anticipate that approximately one third of our international revenues, which will approximate $90 million, will be provided from each of the United Kingdom and Japan markets.

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

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. A total of 1.5 million shares have been repurchased in 2005 and 2006 at prices ranging from $43 to $51 per share. The balance remaining on the authorization is 3.5 million shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common shares under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 5.3 million as of June 30, 2006.

Stock Options – Stock options grant the recipient the right to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8 year terms. Stock options granted to non-employee directors generally vest over a one year-period and have a 10 year term.

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted average assumptions used in the model are as follows:

	Six months ended
	June 30,
	2006	2005
Weighted-average fair value of options granted	$12.75	$11.52
Assumptions used to determine fair value:
Dividend yield	0.9%	0.8%
Risk-free rate of return	4.6%	3.8%
Expected life of options (years)	5.38	5.38
Expected volatility	21.3%	22.2%

Dividend yield considers our historical dividend yield and the expected dividend yield over the life of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected life is an output of the valuation model, and primarily considers historical exercise patterns. Unexercised options for grants included in the historical period are assumed to be exercised at the midpoint of the current date and the full contractual term. Expected volatility is based on historical share price volatility and the implied volatility of exchange-traded options on our Class A Common A Shares. The volatility assumption considers historical volatility for the most recent period reflecting the expected life and for a long term period.

The following table summarizes information about stock option transactions:

		Weighted
	Number	Average	Range of
	of	Exercise	Exercise
	Shares	Price	Prices
Options outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54

Options granted during the period	1,822,700	46.81	46 - 51
Options exercised during the period	(624,057)	28.86	17 - 49
Options forfeited during the period	(68,427)	37.82	24 - 49

Options outstanding at June 30, 2005	12,288,950	$37.30	$13 - 54

Options exercisable at June 30, 2005	8,472,046	$33.20	$13 - 54

Options outstanding at December 31, 2005	11,640,330	$37.89	$13 - 54

Options granted during the period	2,027,664	48.45	45 - 49
Options exercised during the period	(371,512)	30.92	13 - 49
Options forfeited/canceled during the period	(116,891)	46.46	32 - 52

Options outstanding at June 30, 2006	13,179,591	$39.63	$17 - 54

Options exercisable at June 30, 2006	9,505,210	$36.40	$17 - 54

The following table presents additional information about exercises of stock options:

	Six months ended
	June 30,
( in thousands)	2006	2005
Cash received upon exercise	$11,501	$18,027
Intrinsic value (market value on date of exercise less exercise price)	6,363	12,970
Tax benefits realized	2,386	4,540

Substantially all options granted prior to 2004 are exercisable. Options generally become exercisable in increments over a three year period. Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding			Options Exercisable
( dollars in millions, except per share amounts )		Average		Weighted	Aggregate		Weighted	Aggregate
	Range of	Remaining	Options	Average	Intrinsic	Options	Average	Intrinsic
	Exercise	Term	on Shares	Exercise	Value	on Shares	Exercise	Value
Year of Grant	Prices	(in years)	Outstanding	Price	(in millions)	Exercisable	Price	(in millions)
1997 - expire in 2007	$17 - 21	0.6	195,600	$17.65	$5.0	195,600	$17.65	$5.0
1998 - expire in 2008	20 - 27	1.6	265,800	23.66	5.2	265,800	23.66	5.2
1999 - expire in 2009	21 - 25	2.6	726,100	23.53	14.2	726,100	23.53	14.2
2000 - expire in 2010	22 - 30	3.7	1,171,466	24.76	21.5	1,171,466	24.76	21.5
2001 - expire in 2011	29 - 35	4.6	1,333,836	32.13	14.7	1,333,836	32.13	14.7
2002 - expire in 2012	36 - 39	5.7	1,741,684	37.67	9.5	1,741,684	37.67	9.5
2003 - expire in 2013	40 - 46	6.7	1,921,999	40.10	5.9	1,908,300	40.08	5.9
2004 - expire in 2014	46 - 54	7.7	1,998,700	49.28		1,443,494	49.36
2005 - expire in 2013	46 - 51	6.8	1,802,617	46.89		718,930	47.25
2006 - expire in 2014	45 - 49	7.8	2,021,789	48.45

Total	$17 - 54	6.0	13,179,591	$39.63	$76.0	9,505,210	$36.40	$76.0

Restricted Stock – Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may also be accelerated if certain performance targets are met. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons.

Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors.

At the election of the employee, restricted stock awards may be converted to restricted stock units (“RSU”) prior to vesting. RSUs are convertible into equal number of Class A Common Shares at a specified time or times or upon the occurrence of a specified event, such as upon retirement, at the election of the employee.

In 2005 we adopted a new approach to long-term incentive compensation for senior executives. The proportion of stock options in incentive compensation was reduced and replaced with performance share awards. Performance share awards represent the right to receive a grant of restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded.

Information related to restricted stock transactions is presented below:

	Number of Shares	Grant Date Fair Value
		Weighted	Range of
		Average	Prices
Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53

Shares awarded during the period	3,750	48.32	48
Shares vested during the period	(177,020)	45.52	38 - 52
Shares forfeited during the period	(2,500)	47.28	47

Unvested shares at June 30, 2005	278,184	$41.28	$23 - 53

Unvested shares at December 31, 2005	249,008	$41.93	$23 - 53

Shares issued for 2005 performance share awards	144,036	46.48	46 - 48
Shares awarded during the period	50,500	48.98	49
Shares vested during the period	(187,408)	41.42	31 - 53
Shares forfeited during the period	(2,816)	45.59	47 - 49

Unvested shares at June 30, 2006	253,320	$46.52	$35 - 53

During 2004, 40,000 restricted stock awards were converted to RSUs. The restricted stock was originally awarded in May 2003, at which time the value of a Class A Common Share was $39.44. The RSUs vest on January 1, 2007.

Performance share awards with a target of 134,250 Class A Common Shares were granted in 2006. The weighted average price of an underlying Class A Common Share on the dates of grant was $47.74. The number of shares ultimately issued depends upon the extent to which specified performance measures are met. The shares earned vest between 2007 and 2009.

The following table presents additional information about restricted stock vesting:

	Six months ended
	June 30,
( in thousands)	2006	2005
Fair value of shares vested	$8,736	$8,753
Tax benefits realized	1,718	1,480

Stock Compensation Costs – Stock compensation expense recognized in 2006 and in 2005, and on a pro forma basis for 2005 assuming we had been applying the fair value provisions of FAS 123 as previously disclosed in the footnotes to our financial statements for those periods, and the effect on income and earnings per share, is as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands, except per share data )	2006	2005		2006	2005
Stock-based compensation:
As reported:
Stock options	$4,420	$		$12,936	$1,165
Restricted stock, RSUs and performance shares	2,192		1,729	5,075	4,133

Total stock compensation as reported	6,612		1,729	18,011	5,298
Additional compensation to adjust intrinsic value to fair value			4,881		11,041

Total fair-value based stock compensation	$6,612		$6,610	$18,011	$16,339

Fair-value based stock compensation, net of tax:
As reported	$4,133		$1,201	$11,257	$3,444
Additional compensation to adjust intrinsic value to fair value			3,104	.	7,176

Fair-value based stock compensation, net of tax	$4,133		$4,305	$11,257	$10,620

Effect of fair-value based stock-based compensation on basic and diluted earnings per share	$0.03		$0.03	$0.07	$0.06

Total stock compensation in the 2006 year-to-date period includes $6.2 million of expense related to awards granted to retiree-eligible employees.

As of June 30, 2006, $25.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years and $9.3 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 2.3 years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements and the condensed notes to the consolidated financial statements. You should read this discussion in conjunction with those financial statements.

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

The company has a long-standing objective of creating shareholder value by following a disciplined strategy of investing in growing media businesses. Starting with newspapers nearly 130 years ago and continuing with our recent acquisitions of Shopzilla and uSwitch, we have stayed ahead of the ongoing migration of consumers and marketing dollars to new media marketplaces. This is evidenced by the dramatic change in our company’s profile during the last ten years. In 1994, the newspaper division contributed 50 percent of the company’s consolidated revenue. In 2006 it is contributing 30 percent. The national television networks, a business that did not exist in 1993, are contributing 43 percent to the company’s revenue in 2006 while Shopzilla and uSwitch, our newly acquired comparison shopping Internet services, are contributing 10 percent.

We expect to continue to increase shareholder value by maximizing and allocating the cash flow generated by our mature media businesses to new or existing businesses. In the past we have used cash generated by our newspapers and broadcast television stations to develop HGTV, DIY and Fine Living and to acquire Food Network, GAC, Shopzilla and uSwitch. The continued expansion of Scripps Networks, the support and development of our comparison shopping services’ rapid growth potential, and investment in new and growing media businesses are the company’s top strategic priorities.

Scripps Networks continues to generate double digit increases in both revenues and segment profits due primarily to the enduring popularity of HGTV and Food Network. The appeal of our new programming has resonated with viewers and has resulted in an increasing number of younger viewers tuning in to our flagship networks. At HGTV, primetime viewership grew 12 percent during the second quarter and total day viewership grew nine percent. At Food Network, primetime viewership during the quarter was up an average of five percent compared with the second quarter of 2005 and total day viewership was up 12 percent. We are also extending our Scripps Networks brands into new media platforms and are emerging as a leader in providing content that is specifically formatted for the growing number of video-on-demand and broadband services. In 2006, we have launched high definition versions of both HGTV and Food Network and added two more broadband channels – HGTV’s Bath Design and DIY Network’s woodworking. We expect to launch similar broadband channels that will dig deep into such lifestyle topics as gardening, healthy eating and crafts. The number of people visiting HGTV’s and Food Network’s Web sites was up 10 percent year-over-year during the month of June demonstrating the appeal of our brands and the success we have had targeting consumers. Top priorities at Scripps Networks are the ratings growth at HGTV and Food, the programming and distribution of our emerging networks, developing new revenue streams for our network brands such as product licensing and retail sales, and the growth of interactive revenue.

During the second quarter of 2005, we acquired Shopzilla, which operates a product comparison shopping service that helps consumers find products offered for sale by online retailers. In the first quarter of 2006, we acquired uSwitch. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products primarily in the United Kingdom. These acquisitions enable us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expand our electronic media platform. On a pro-forma basis, the revenues of these businesses in the first half of 2006 have nearly doubled compared with the first half of 2005 due in part to the increasing popularity of comparison shopping sites with consumers. We have begun to leverage the cross-promotional power of all of our media businesses to brand our interactive media businesses. Specifically, we have used our media businesses to drive traffic to Shopzilla via links on virtually all of our Web sites; our lifestyle networks and TV stations have promoted Shopzilla; our newspapers have run ads and created a Shopzilla-branded, Smart Shopper column.

Our shareholders also continue to benefit from our local media businesses. Our daily and community newspapers and broadcast television stations are the foundation for our successful growth strategy.

At our newspapers, our publishers are focused on increasing advertising market share and online revenue while publishing reader-focused newspapers and online content to build readership. To achieve advertising market share growth, our publishers look to expand our print business through start-ups or acquisitions of nontraditional and nondaily products. We believe that our online business will generate higher growth rates than our traditional print business and, as a result, are focusing heavily in that area. Our efforts here involve development of new online products which deliver local news, video and advertising to viewers as well as efforts to create new online business models which are less tied to the traditional newspaper but which serve new, underserved audiences within our local markets.

Priorities at our broadcast television stations include concentrating on the branding of our local ABC and NBC affiliates, emphasizing local news and building out non-traditional revenue opportunities that target new advertisers. Improved ratings at ABC in 2005 and the outlook for 2006 bode well not only for revenue at our ABC stations from popular shows, but also for the lead-in they provide to late news. The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to an increase in broadcast television revenues in the first half of 2006. The return of political advertising is expected to further increase our revenues in 2006.

In the second quarter of 2006, we sold the operations of the Shop At Home television network and certain of its assets to Jewelry Television. We have retained a broker and are actively seeking a buyer for the five Shop At Home-affiliated broadcast television stations. Operating results for Shop At Home are presented as discontinued operations in our financial statements for all periods presented.

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

Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in those accounting policies or other significant accounting policies except for the impacts from adopting FAS 123-R (See Note 2 to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-37 through F-49.

On June 21, 2006, we reached agreement to sell the operations of the Shop At Home television network and certain of its assets to Jewelry Television. Under the terms of the agreement, Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements.

Cash consideration received in the Shop At Home transaction totaled $17 million which encompassed the sale of fixed assets, including Shop At Home’s building and real estate, satellite uplink facilities, information technology systems, the network’s call center, Web site and production studios. Shop At Home’s second quarter results include a $12.1 million loss on the sale of assets, $16.7 million in costs associated with the termination of long-term agreements and employee termination benefits, and a $6.2 million non-cash charge to write-down assets on the Shop At Home television network.

We continue to seek a buyer for the five Shop At Home-affiliated broadcast television stations. Under the terms of the agreement with Jewelry Television, these stations will continue to air a mix of Shop At Home and Jewelry Television programming. We expect to reach an agreement to sell the stations prior to the end of 2006.

In the third quarter of 2005, we reached an agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During the third quarter of 2005, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News.

In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Consolidated Results of Continuing Operations - Consolidated results of continuing operations were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Operating revenues	$641,914	18.8%	$540,471	$1,231,643	20.4%	$1,023,374
Costs and expenses	(420,949)	(19.1)%	(353,496)	(843,186)	(20.3)%	(701,190)
Depreciation and amortization of intangibles	(33,433)		(16,172)	(58,781)	(86.8)%	(31,475)
Gain on formation of Colorado newspaper partnership				3,535
Gains (losses) on disposal of property, plant and equipment	(60)		91	(156)		42
Hurricane recoveries, net	1,750	(7.5)%	1,892	1,750	(7.5)%	1,892

Operating income	189,222	9.5%	172,786	334,805	14.4%	292,643
Interest expense	(15,537)		(7,559)	(27,690)	(85.5)%	(14,931)
Equity in earnings of JOAs and other joint ventures	14,611	(31.1)%	21,203	25,981	(34.0)%	39,360
Interest and dividend income	609	62.8%	374	1,151	97.8%	582
Miscellaneous, net	942		(400)	1,979		(67)

Income from continuing operations before income taxes and minority interests	189,847	1.8%	186,404	336,226	5.9%	317,587
Provision for income taxes	65,249	1.4%	66,157	115,797	(2.4)%	113,073

Income from continuing operations before minority interests	124,598	3.6%	120,247	220,429	7.8%	204,514
Minority interests	19,726	(14.1)%	17,290	34,075	(19.0)%	28,625

Income from continuing operations	$104,872	1.9%	$102,957	$186,354	5.9%	$175,889

Income from continuing operations per diluted share of common stock	$.64	3.2%	$.62	$1.13	6.6%	$1.06

The increase in operating revenues was primarily due to the continued growth in advertising and network affiliate fee revenues at our national television networks, the June 2005 acquisition of Shopzilla, and the March 2006 acquisition of uSwitch. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases and wider distribution of our networks. These increases in revenue were partially offset by declines at licensing and other media. Licensing and other media revenues in 2005 include the impact of renewing multi-year license agreements with the ABC Television Network for certain of our Peanuts animated specials.

Costs and expenses were impacted by the expanded hours of original programming and costs to promote our national networks, the acquisitions of Shopzilla and uSwitch, and 2005 including royalty and talent costs associated with the renewal of Peanut film licenses. In addition, we adopted the requirements of FAS 123-R, Share-Based Payments, effective January 1, 2006 and began recording compensation expense on stock options granted to employees. Stock option expense, including the costs of immediately expensed options granted to retiree eligible employees, increased our costs and expenses $4.4 million in the second quarter of 2006 and $12.9 million year-to-date. Based upon stock options issued through the second quarter, we expect stock option expense to increase our costs and expenses by approximately $8.0 million for the remainder of 2006.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla and uSwitch. We expect depreciation and amortization will be approximately $30 million in the third quarter of 2006.

In the first quarter of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million. Net income was increased by $2.1 million, $.01 per share.

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2005 and 2006, we reached agreements with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $1.8 million in the second quarter of 2006 and $2.2 million in the second quarter of 2005. The insurance recoveries recorded in 2005 were partially offset by additional estimated losses of $0.3 million. Net income was increased by $1.1 million, $.01 per share in 2006 and $1.2 million, $.01 per share in 2005. We are still in negotiations with insurance carriers regarding property and business interruption losses sustained by our newspaper operations and are seeking additional recoveries of $0.3 million. Recoveries of unsettled claims will not be recorded until settlement agreements are reached with the insurance providers.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased in 2006 due to higher average debt levels attributed to the Shopzilla and uSwitch acquisitions. In connection with the June 2005 acquisition of Shopzilla, we issued $150 million in 5-year notes at a rate of 4.30%. We financed the remainder of the Shopzilla and uSwitch transactions with commercial paper. The average outstanding commercial paper balance for the year-to-date period of 2006 was $346 million at an average rate of 4.8% compared with $36 million at an average rate of 2.7% for the year-to-date period of 2005. The average outstanding commercial paper balance for the second quarter of 2006 was $490 million at an average rate of 5.0% compared with $20 million at an average rate of 3.3% for the second quarter of 2005. Interest expense is expected to be approximately $17 million in the third quarter of 2006.

In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense. The increased depreciation resulted in a $3.1 million decrease in our equity in earnings from JOAs in the second quarter of 2006 and decreased year-to-date equity in earnings from JOAs $6.3 million. Net income was decreased by $1.9 million, $.01 per share in the second quarter of 2006 and $3.9 million, $.02 per share for the year-to-date period of 2006. The increased depreciation is expected to decrease equity in earnings from JOAs approximately $3.0 million in each quarter until the second quarter of 2007. The decrease in equity in earnings of JOAs is also attributed to lower advertising sales in all three of our JOA markets.

Information regarding our effective tax rate is a follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Income from continuing operations before income taxes and minority interests as reported	$189,847	1.8%	$186,404	$336,226	5.9%	$317,587
Income allocated to non-controlling interests	19,518	30.0%	15,012	33,539	30.3%	25,730

Income allocated to Scripps	$170,329	(0.6)%	$171,392	$302,687	3.7%	$291,857

Provision for income taxes	$65,249	1.4%	$66,157	$115,797	(2.4)%	$113,073

Effective income tax rate as reported	34.4%		35.5%	34.4%		35.6%
Effective income tax rate on income allocated to Scripps	38.3%		38.6%	38.3%		38.7%

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

The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full year period, we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax.

Minority interest increased in the second quarter and year-to-date period of 2006 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

Business Segment Results - As discussed in Note 17 to the Condensed Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profits. Segment profits exclude interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Segment operating revenues:
Scripps Networks	$286,303	17.2%	$244,299	$523,905	17.2%	$446,977

Newspapers:
Newspapers managed solely by us	181,894	4.8%	173,630	366,096	4.8%	349,466
JOAs and newspaper partnerships	56	(44.0)%	100	104	(30.7)%	150

Total	181,950	4.7%	173,730	366,200	4.7%	349,616
Boulder prior to formation of Colorado newspaper partnership			7,066	2,189	(83.7)%	13,402

Total newspapers	181,950	0.6%	180,796	368,389	1.5%	363,018
Broadcast television	86,445	3.9%	83,183	170,208	9.5%	155,443
Interactive media	64,965		1,047	123,608		1,047
Licensing and other media	22,527	(27.8)%	31,193	46,131	(19.1)%	57,013
Corporate/intercompany	(276)		(47)	(598)		(124)

Total operating revenues	$641,914	18.8%	$540,471	$1,231,643	20.4%	$1,023,374

Segment profit (loss):
Scripps Networks	$150,270	21.7%	$123,461	$256,815	25.6%	$204,402

Newspapers:
Newspapers managed solely by us	52,741	1.5%	51,965	103,725	(3.6)%	107,611
JOAs and newspaper partnerships	2,375	(74.9)%	9,462	1,416	(91.4)%	16,503

Total	55,116	(10.3)%	61,427	105,141	(15.3)%	124,114
Boulder prior to formation of Colorado newspaper partnership			1,188	(125)		1,558

Total newspapers	55,116	(12.0)%	62,615	105,016	(16.4)%	125,672
Broadcast television	26,417	(2.4)%	27,074	48,904	12.8%	43,353
Interactive media	16,463		358	30,384		358
Licensing and other media	3,118	(50.7)%	6,329	6,020	(46.2)%	11,184
Corporate	(14,058)	(43.9)%	(9,767)	(30,951)	(43.7)%	(21,533)

Total segment profit	237,326	13.0%	210,070	416,188	14.5%	363,436
Depreciation and amortization of intangibles	(33,433)		(16,172)	(58,781)	(86.8)%	(31,475)
Gain on formation of Colorado newspaper partnership				3,535
Gains (losses) on disposal of property, plant and equipment	(60)		91	(156)		42
Interest expense	(15,537)		(7,559)	(27,690)	(85.5)%	(14,931)
Interest and dividend income	609	62.8%	374	1,151	97.8%	582
Miscellaneous, net	942		(400)	1,979		(67)

Income from continuing operations before income taxes and minority interests	$189,847	1.8%	$186,404	$336,226	5.9%	$317,587

Discussions of the operating performance of each of our reportable business segments begin on page F-40.

The decrease in licensing and other media’s revenues for the second quarter and year-to-date periods is primarily attributed to the renewals of multi-year license agreements with ABC Television Network for certain of our Peanuts animated films that occurred in June 2005.

The impact of expensing stock options beginning on January 1, 2006 increased Corporate expenses $1.6 million in the second quarter of 2006 and $5.3 million year-to-date. Corporate expenses are expected to be about $15 million in the third quarter of 2006.

Segment profits include our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. Newspaper segment profits include equity in earnings of JOAs and other joint ventures. Scripps Networks segment profits include equity in earnings of FOX Sports Net South and joint ventures with foreign entities.

A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Condensed Consolidated Statements of Income is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Scripps Networks:
Equity in earnings of joint ventures	$3,532	37.8%	$2,564	$6,696	41.5%	$4,733
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	11,079	(40.6)%	18,639	19,285	(44.3)%	34,627

Total equity in earnings of JOAs and other joint ventures	$14,611	(31.1)%	$21,203	$25,981	(34.0)%	$39,360

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Depreciation and amortization:
Scripps Networks	$5,147	(19.3)%	$4,314	$9,597	(14.7)%	$8,370

Newspapers:
Newspapers managed solely by us	5,846	(13.7)%	5,140	11,021	(9.2)%	10,090
JOAs and newspaper partnerships	310	17.3%	375	610	17.8%	742

Total	6,156	(11.6)%	5,515	11,631	(7.4)%	10,832
Boulder prior to formation of Colorado newspaper partnership			331	132	79.8%	655

Total newspapers	6,156	(5.3)%	5,846	11,763	(2.4)%	11,487
Broadcast television	4,789	2.1%	4,894	9,692	0.5%	9,741
Interactive media	16,878		342	26,755		342
Licensing and other media	154	31.3%	224	322	27.3%	443
Corporate	309	44.0%	552	652	40.3%	1,092

Total	$33,433		$16,172	$58,781	(86.8)%	$31,475

Gains (losses) on disposal of PP&E:
Scripps Networks	$(9)		$(4)	$(94)		$(25)

Newspapers:
Newspapers managed solely by us	(39)	68.5%	(124)	(35)	74.6%	(138)
JOAs and newspaper partnerships	8		(1)	8

Total newspapers	(31)	75.2%	(125)	(27)	80.4%	(138)
Broadcast television	(20)		222	(35)		223
Corporate			(2)			(18)

Gains (losses) on disposal of PP&E	$(60)		$91	$(156)		$42

Scripps Networks - Scripps Networks includes five national television networks and their affiliated Websites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

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

Financial information for Scripps Networks is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Operating revenues:
HGTV	$141,033	14.5%	$123,196	$259,688	14.1%	$227,614
Food Network	113,142	18.5%	95,477	207,016	18.6%	174,546
DIY	14,492	15.1%	12,586	25,217	14.6%	22,012
Fine Living	10,312	44.6%	7,130	18,633	42.3%	13,097
GAC	5,077	42.2%	3,570	9,806	41.1%	6,951
Other	2,247	(4.0)%	2,340	3,545	28.6%	2,757

Total segment operating revenues	$286,303	17.2%	$244,299	$523,905	17.2%	$446,977

Contribution to segment profit (loss):
HGTV	$98,355	14.3%	$86,072	$176,570	17.5%	$150,219
Food Network	72,820	22.9%	59,270	128,575	25.4%	102,547
DIY	3,260	45.7%	2,237	4,164	16.2%	3,584
Fine Living	3,022		469	4,074		(215)
GAC	183	83.0%	100	407		(815)
Unallocated costs and other	(27,370)	(10.9)%	(24,687)	(56,975)	(11.9)%	(50,918)

Total segment profit	$150,270	21.7%	$123,461	$256,815	25.6%	$204,402

Homes reached in June (1):
HGTV				89,900	1.2%	88,800
Food Network				89,500	2.2%	87,600
DIY				38,000	11.8%	34,000
Fine Living				38,000	35.7%	28,000
GAC				41,800	8.9%	38,400

(1)	Approximately 94 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Segment operating revenues:
Advertising	$233,240	15.4%	$202,072	$420,076	16.2%	$361,571
Network affiliate fees, net	49,247	24.3%	39,624	97,533	19.5%	81,599
Other	3,816	46.6%	2,603	6,296	65.4%	3,807

Total segment operating revenues	286,303	17.2%	244,299	523,905	17.2%	446,977

Segment costs and expenses:
Employee compensation and benefits	31,292	(11.7)%	28,025	61,364	(10.3)%	55,629
Programs and program licenses	46,893	(8.3)%	43,297	90,888	(5.9)%	85,814
Other segment costs and expenses	61,380	(17.9)%	52,080	121,534	(14.8)%	105,865

Total segment costs and expenses	139,565	(13.1)%	123,402	273,786	(10.7)%	247,308

Segment profit before joint ventures	146,738	21.4%	120,897	250,119	25.3%	199,669
Equity in income of joint ventures	3,532	37.8%	2,564	6,696	41.5%	4,733

Segment profit	$150,270	21.7%	$123,461	$256,815	25.6%	$204,402

Supplemental Information:
Billed network affiliate fees	$52,486		$46,162	$104,574		$92,420

Network launch incentive payments	1,650		4,191	3,090		9,270

Payments for programming less (greater) than program cost amortization	(18,489)		(12,648)	(39,497)		(15,639)

Depreciation and amortization	5,147		4,314	9,597		8,370

Capital expenditures	3,086		1,916	5,712		4,772

Business acquisitions and other additions to long-lived assets, primarily program assets	69,656		56,779	131,355		100,922

Advertising revenues increased due primarily to an increased demand for advertising time and higher advertising rates at our networks. In addition, revenues generated by our Internet sites also contributed to the increase in advertising revenues. Internet sites had revenues of $13.6 million in the second quarter of 2006 compared with $8.9 million in the second quarter of 2005. Year-to-date Internet revenues were $23.5 million in 2006 compared with $15.9 million in 2005. Advertising revenues are expected to increase approximately 13% to 15% year-over-year in the third quarter of 2006.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks. Network affiliate fees are expected to be about $48 million in the third quarter of 2006.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Scripps Networks. In addition, the impact of expensing stock options increased employee compensation and benefits $0.9 million in the second quarter of 2006 and $1.8 million year-to-date.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience.

Second quarter 2005 other costs and expenses were reduced by approximately $3 million as a result of the reversal of previously recorded bad debt losses with respect to the Adelphia Communications bankruptcy.

Our continued investment in building consumer awareness and expanding distribution of our network and online lifestyle brands is expected to increase total segment expenses approximately 13% year-over-year in the third quarter of 2006.

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

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Segment operating revenues:
Local	$40,446	2.3%	$39,541	$81,393	1.6%	$80,135
Classified	59,797	6.6%	56,099	121,384	8.6%	111,724
National	9,655	(3.8)%	10,032	19,349	(4.5)%	20,252
Preprint, online and other	37,380	14.1%	32,765	72,871	12.0%	65,055

Newspaper advertising	147,278	6.4%	138,437	294,997	6.4%	277,166
Circulation	30,423	(2.2)%	31,118	62,736	(2.3)%	64,242
Other	4,193	2.9%	4,075	8,363	3.8%	8,058

Total operating revenues	181,894	4.8%	173,630	366,096	4.8%	349,466

Segment costs and expenses:
Employee compensation and benefits	65,170	(2.5)%	63,553	133,345	(5.7)%	126,186
Newsprint and ink	22,277	(14.2)%	19,509	45,469	(15.0)%	39,553
Other segment costs and expenses	43,456	(12.2)%	38,733	85,307	(11.9)%	76,246

Total costs and expenses	130,903	(7.5)%	121,795	264,121	(9.1)%	241,985

Hurricane recoveries (losses), net	1,750		130	1,750		130

Contribution to segment profit	$52,741	1.5%	$51,965	$103,725	(3.6)%	$107,611

Supplemental Information:

Depreciation and amortization	$5,846		$5,140	$11,021		$10,090

Capital expenditures	3,528		2,565	7,270		4,967

Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets	181		70	23,045		70

Newspaper advertising revenues increased in 2006 due to increases in classified advertising and preprint and other advertising. The increase in classified advertising was primarily attributed to continued improvement in help wanted and real estate advertising. Increases in these categories helped offset declines in automotive advertising.

Increases in preprint, online and other advertising reflect the continued development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $8.4 million in the second quarter of 2006 compared with $5.2 million in the second quarter of 2005. Year-to-date Internet advertising revenues were $16.4 million in 2006 compared with $9.4 million in 2005. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video or audio.

We expect total operating revenues at newspapers to increase approximately 2% to 4% year-over-year in the third quarter of 2006.

Stock option expense recognized for the first time in 2006 increased employee compensation and benefits $0.8 million in the second quarter and $2.5 million year-to-date.

Newsprint and ink costs increased on similar increases in newsprint prices.

The increases in other segment costs and expenses is attributed to increased spending in online and print initiatives, primarily in our Florida markets.

We expect total costs and expenses to increase about 5% year-over-year in the third quarter of 2006.

Segment profit in 2006 was increased $1.8 million by recoveries on hurricane damage claims.

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

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% of the Cincinnati JOA profits.

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

Operating results for our JOAs and newspaper partnerships were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$3,031	(68.9)%	$9,744	$4,203	(76.2)%	$17,669
Cincinnati	4,648	(18.2)%	5,684	9,045	(18.1)%	11,038
Albuquerque	2,840	(4.8)%	2,984	5,336	(6.3)%	5,693
Colorado	380			555
Other newspaper partnerships and joint ventures	180	(20.7)%	227	146	(35.7)%	227

Total equity in earnings of JOAs included in segment profit	11,079	(40.6)%	18,639	19,285	(44.3)%	34,627
Operating revenues of JOAs	56	(44.0)%	100	104	(30.7)%	150

Total	11,135	(40.6)%	18,739	19,389	(44.2)%	34,777

JOA editorial costs and expenses:
Denver	6,085	3.7%	6,320	12,294	(0.8)%	12,194
Cincinnati	1,646	17.0%	1,982	3,601	9.7%	3,986
Albuquerque	1,029	(5.5)%	975	2,078	0.8%	2,094

Total JOA editorial costs and expenses	8,760	5.6%	9,277	17,973	1.6%	18,274

JOAs and newspaper partnerships contribution to segment profit:
Denver	(3,017)		3,510	(8,023)		5,597
Cincinnati	3,002	(18.9)%	3,702	5,444	(22.8)%	7,052
Albuquerque	1,830	(9.5)%	2,023	3,294	(9.2)%	3,627
Colorado	380			555
Other newspaper partnerships and joint ventures	180	(20.7)%	227	146	(35.7)%	227

Total contribution to segment profit	$2,375	(74.9)%	$9,462	$1,416	(91.4)%	$16,503

Supplemental Information:
Depreciation and amortization	$310		$375	$610		$742

Capital expenditures	524		568	1,028		925

Business acquisitions and other additions to long-lived assets	18		150	136		250

Additional depreciation incurred by the Denver News Agency reduced 2006 equity in earnings of JOAs by $3.1 million in the second quarter and $6.3 million for the year-to-date period (See Note 5 to the Condensed Consolidated Financial Statements). The decrease in equity in earnings of JOAs is also attributed to lower advertising sales in all three of our JOA markets.

Equity in earnings of JOAs is expected to improve by $5 million year-over-year in the third quarter due to lower depreciation expenses related to the capital project in Denver.

Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in December 2007.

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

Operating results for broadcast television were as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Segment operating revenues:
Local	$54,056	2.6%	$52,662	$107,496	10.1%	$97,617
National	26,898	1.4%	26,524	53,534	7.0%	50,014
Political	2,722		440	3,687		478
Network compensation	998	(25.1)%	1,333	2,020	(28.8)%	2,837
Other	1,771	(20.4)%	2,224	3,471	(22.8)%	4,497

Total segment operating revenues	86,445	3.9%	83,183	170,208	9.5%	155,443

Segment costs and expenses:
Employee compensation and benefits	31,607	(3.4)%	30,580	65,191	(7.5)%	60,670
Programs and program licenses	11,356	3.8%	11,804	22,839	2.7%	23,462
Other segment costs and expenses	17,065	(10.2)%	15,487	33,274	(12.0)%	29,720

Total segment costs and expenses	60,028	(3.7)%	57,871	121,304	(6.5)%	113,852

Hurricane recoveries (losses), net			1,762			1,762

Segment profit	$26,417	(2.4)%	$27,074	$48,904	12.8%	$43,353

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$369		$111	$433		$(713)

Depreciation and amortization	4,789		4,894	9,692		9,741

Capital expenditures	1,689		2,420	2,996		3,308

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to the year-to-date increase in local and national advertising. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006. In addition, our broadcast television stations benefited from primary election campaigns and the resulting increase in political advertising during the second quarter of 2006. We expect total operating revenues at our broadcast television stations to increase approximately 10% to 14% year-over-year in the third quarter of 2006.

Stock option expense increased 2006 employee compensation and benefits $0.5 million in the second quarter and $1.8 million year-to-date.

Broadcast television segment profit in 2005 was increased $1.8 million by recoveries on hurricane damage claims.

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

On March 16, 2006, we acquired uSwitch. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products primarily in the United Kingdom. uSwitch earns revenues from commissions paid by participating service providers when a consumer switches services.

Financial information for interactive media is as follows:

	Quarter Period			Year-to-Date
( in thousands )	2006	Change	2005	2006	Change	2005
Segment operating revenues	$64,965		$1,047	$123,608		$1,047

Segment profit	$16,463		$358	$30,384		$358

Supplemental Information:
Depreciation and amortization	$16,878		$342	$26,755		$342

Capital expenditures	8,320			11,098

Business acquisitions and other additions to long-lived assets	1,456		535,795	372,157		535,795

On a pro-forma basis, assuming we had owned Shopzilla and uSwitch for all of 2006 and 2005, operating revenues for the second quarter would have been $65.0 million in 2006 and $34.2 million in 2005. Year-to-date operating revenues would have been $133.9 million in 2006 and $67.7 million in 2005. An increase in the use of comparison shopping sites by consumers has primarily contributed to the improvement in revenues.

Interactive media is expected to generate segment profits of about $8 million in the third quarter of 2006. For the full year, interactive media is expected to generate segment profit of about $65 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Advertising provides approximately 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Six months ended June 30,
( in thousands )	2006	2005
Net cash provided by continuing operating activities	$255,592	$235,626
Net cash provided by (used in) discontinued operations	14,596	(4,379)
Proceeds from formation of Colorado partnership	20,029
Dividends paid, including to minority interests	(62,853)	(42,151)
Employee stock option proceeds	11,501	18,027
Excess tax benefits on stock awards	1,473
Other financing activities	(1,022)	(15,083)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$239,316	$192,040

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(381,926)	$(527,227)
Capital expenditures	(29,299)	(15,879)
Other investing activity	1,750	800
Repurchase Class A Common shares	(32,984)	(2,959)
Increase in long-term debt	216,844	367,380

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

In 2006, we sold certain assets of our Shop At Home business to Jewelry Television for cash consideration of approximately $17 million. Cash expenditures associated with the termination of long-term agreements and employee termination benefits at Shop At Home totaled approximately $1.2 million through the second quarter of 2006. We expect that cash expenditures for the majority of the remaining obligations will be disbursed in the third quarter of 2006.

In March 2006, we acquired 100% of the common stock of uSwitch for approximately $372 million, net of cash and short-term investments acquired. We also acquired minority interests in our Evansville and Memphis newspapers, and acquired certain other publications, for total consideration of approximately $23 million. In connection with the acquisitions, we entered into a $100 million 364-day revolving credit facility which was subsequently replaced by a new credit facility in the second quarter of 2006 (See Note 13 to the Condensed Consolidated Financial Statements). The remaining balance of the acquisitions was financed using a combination of cash on hand and additional borrowings on our existing credit facilities.

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

On June 27, 2005, we acquired 100% ownership of Shopzilla for approximately $570 million in cash. Assets acquired in the transaction included approximately $34.0 million of cash and $12.3 million of short-term investments. The acquisition was financed using a combination of cash on hand and additional borrowings, including the issuance of $150 million of notes due in 2010.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect these cash distributions will approximate $40 million in 2006.

We expect to repurchase our Class A Common shares to offset the dilution resulting from our stock compensation programs each year. In 2006, we have re-purchased 700,000 shares at a total cost of $33.0 million. As of June 30, 2006, we are authorized to repurchase 3.5 million additional shares. The stock repurchase program can be discontinued at any time.

We have a revolving credit facility expiring in July 2011 that permits aggregate borrowings up to $750 million. Total borrowings under the facility were $444 million at June 30, 2006.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

We have a U.S. shelf registration statement which allows us to borrow up to an additional $300 million as of June 30, 2006.

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

Our primary exposure to foreign currencies is the exchange rates between the US dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the US dollar increases in value relative to those currencies. Included in shareholders’ equity is $24.2 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the US dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency option. We held no foreign currency derivative financial instruments at June 30, 2006.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2006.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2006			As of December 31, 2005
( in thousands, except share data )	Cost	Fair		Cost	Fair
	Basis	Value		Basis	Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$443,863	$443,863		$226,966	$226,966
$100 million, 6.625% notes, due in 2007	99,982	100,917		99,975	102,638
$50 million, 3.75% notes, due in 2008	50,000	48,380		50,000	48,705
$100 million, 4.25% notes, due in 2009	99,671	95,009		99,623	96,975
$150 million, 4.30% notes, due in 2010	149,808	141,608		149,784	144,939
$200 million, 5.75% notes, due in 2012	199,248	197,138		199,185	205,580
Other notes	1,482	1,230		1,537	1,299

Total long-term debt including current portion	$1,044,054	$1,028,145		$827,070	$827,102

Interest rate swap	$(1,620)	$(1,620)		$(1,295)	$(1,295)

Financial instruments subject to market value risk:
Time Warner (common shares - 2006, 2,011,000; 2005, 2,017,000)	$29,585	$34,794		$29,667	$35,173
Other available-for-sale securities	163	1,967		61	1,806

Total investments in publicly-traded companies	29,748	36,761		29,728	36,979
Other equity securities	7,636	(a	)	5,426	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

We acquired uSwitch, the United Kingdom’s leading provider of online price comparison and switching for essential home services, on March 16, 2006. This business, included in our interactive media segment, has total assets of approximately $450 million, subject to final asset valuation. It is also a separate control environment. We have excluded this business from management’s evaluation of internal control over financial reporting, as permitted by the SEC, for the quarter ended June 30, 2006.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item
3.02	Amended and Restated Code of Regulations

10.40	5-Year Competitive Advance and Revolving Credit Facility Agreement

10.63B	Amendment to Employment Agreement between the Company and Kenneth W. Lowe

10.65	Employment Agreement between the Company and Richard A. Boehne

10.66	Employment Agreement between the Company and Joseph G. NeCastro

10.67	Employment Agreement between the Company and Mark G. Contreras

12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1