Form 10-Q/A
period 2006-03-31
SCRIPPS E W CO /DE
filed 2006-09-01
CIK 832428

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

EXPLANATORY NOTE

This Amendment Number 1 on Form 10-Q for the quarter ended March 31, 2006, as originally filed with the SEC on May 10, 2006, is being filed to revise Part II—Item 6. Exhibits to include the uSwitch acquisition agreements that were inadvertently omitted from the From 10-Q as originally filed. The registrant has also included herewith Exhibits 31(a), 31(b), 32(a), and 32(b) as required by the filing of this amendment. This Amendment No. 1 continues to speak as of the date of the original filing and the registrant has not updated the disclosure contained herein to reflect events that have occurred since the date of the original filing. Accordingly, aside from the additional exhibit documents included in this amendment, no other portion of the report on Form 10-Q as originally filed is being modified by this amendment.

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

THE E. W. SCRIPPS COMPANY

Dated: September 1, 2006	BY:	/s/ Joseph G. NeCastro
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

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item

2.02	Agreement relating to the sale and purchase of the major part of the issued share capital of uSwitch Limited

2.02B	Minority (1) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited

2.02C	Minority (2) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited

12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1