Form 10-Q
period 2006-09-30
SCRIPPS E W CO /DE
filed 2006-11-09
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2006 there were 126,812,798 of the Registrant’s Class A Common Shares outstanding and 36,568,226 of the Registrant’s Common Voting Shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
7/1/06 - 7/31/06	112,000	$42.31	112,000	3,438,000
8/1/06 - 8/31/06	161,000	$43.26	161,000	3,277,000
9/1/06 - 9/30/06	140,000	$46.62	140,000	3,137,000

Total	413,000	$44.14	413,000	3,137,000

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

THE E. W. SCRIPPS COMPANY

Dated: November 9, 2006	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
( in thousands )	September 30, 2006	December 31, 2005	September 30, 2005
	( Unaudited )		( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$30,804	$19,243	$23,879
Short-term investments	2,398	12,800	1,029
Accounts and notes receivable (less allowances—$15,474, $18,463, $18,285)	478,641	493,075	408,423
Programs and program licenses	169,388	172,879	163,452
Deferred income taxes	32,845	32,269	30,131
Inventories	11,889	11,725	11,402
Assets of discontinued operations	166,778	230,694	337,704
Miscellaneous	38,519	22,841	21,286

Total current assets	931,262	995,526	997,306

Investments	225,616	210,021	222,323

Property, plant and equipment	478,227	490,891	480,622

Goodwill and other intangible assets:
Goodwill	1,944,853	1,647,794	1,660,732
Other intangible assets	315,568	227,585	233,331

Total goodwill and other intangible assets	2,260,421	1,875,379	1,894,063

Other assets:
Programs and program licenses (less current portion)	233,200	169,624	172,992
Unamortized network distribution incentives	160,656	172,271	177,474
Prepaid pension	51,754	66,153	62,983
Miscellaneous	47,419	52,763	49,201

Total other assets	493,029	460,811	462,650

TOTAL ASSETS	$4,388,555	$4,032,628	$4,056,964

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
( in thousands, except share data )	September 30, 2006	December 31, 2005	September 30, 2005
	( Unaudited )		( Unaudited )
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,105	$92,084	$101,600
Customer deposits and unearned revenue	61,589	53,521	54,798
Accrued liabilities:
Employee compensation and benefits	62,867	75,069	64,986
Network distribution incentives	7,199	8,871	8,576
Accrued income taxes	4,160	4,705	13,376
Miscellaneous	92,968	83,720	84,922
Liabilities of discontinued operations	41,260	46,863	60,285
Other current liabilities	27,226	29,103	36,634

Total current liabilities	376,374	393,936	425,177

Deferred income taxes	359,336	312,961	282,866

Long-term debt	966,168	825,775	857,893

Other liabilities (less current portion)	121,420	121,616	109,507

Minority interests	98,710	91,261	73,523

Shareholders' equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,723,327, 126,994,386; and 127,027,297 shares	1,267	1,270	1,270
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,668,226 and 36,668,226 shares	366	367	367

Total	1,633	1,637	1,637
Additional paid-in capital	404,560	363,416	357,835
Stock compensation:
Performance awards and restricted stock units		4,828	3,717
Unvested restricted stock awards		(1,634)	(2,470)
Retained earnings	2,044,808	1,930,994	1,958,040
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	6,098	4,906	6,209
Pension liability adjustments	(18,988)	(18,550)	(18,495)
Foreign currency translation adjustment	28,436	1,482	1,525

Total shareholders' equity	2,466,547	2,287,079	2,307,998

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,388,555	$4,032,628	$4,056,964

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

	Three months ended September 30,		Nine months ended September 30,
( in thousands, except per share data )	2006	2005	2006	2005
Operating Revenues:
Advertising	$406,124	$374,110	$1,290,269	$1,176,161
Referral fees	60,449	34,672	183,133	35,719
Network affiliate fees, net	49,039	43,634	146,572	125,233
Circulation	30,530	30,650	93,487	96,223
Licensing	19,651	19,492	56,161	57,372
Other	17,656	12,774	45,470	47,998

Total operating revenues	583,449	515,332	1,815,092	1,538,706

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	159,393	146,779	478,292	420,172
Marketing and advertising	55,238	40,500	166,712	95,650
Programs and program licenses	64,030	54,794	177,768	164,070
Newsprint and ink	20,155	20,304	65,906	61,458
JOA editorial costs and expenses	8,561	9,261	26,534	27,535
Other costs and expenses	111,238	106,955	346,589	310,898

Total costs and expenses	418,615	378,593	1,261,801	1,079,783

Depreciation, Amortization, and Losses (Gains):
Depreciation	16,359	16,696	52,464	45,593
Amortization of intangible assets	10,769	8,611	33,445	11,189
Gain on formation of Colorado newspaper partnership			(3,535)
Losses (gains) on disposal of property, plant and equipment	277	107	433	65
Hurricane recoveries, net	(150)		(1,900)	(1,892)

Net depreciation, amortization and losses (gains)	27,255	25,414	80,907	54,955

Operating income	137,579	111,325	472,384	403,968
Interest expense	(15,281)	(12,136)	(42,971)	(27,067)
Equity in earnings of JOAs and other joint ventures	13,942	10,096	39,923	49,456
Interest and dividend income	713	3,758	1,864	4,340
Miscellaneous, net	1,421	417	3,400	350

Income from continuing operations before income taxes and minority interests	138,374	113,460	474,600	431,047
Provision for income taxes	44,132	37,895	159,929	150,968

Income from continuing operations before minority interests	94,242	75,565	314,671	280,079
Minority interests	15,806	11,729	49,881	40,354

Income from continuing operations	78,436	63,836	264,790	239,725
Income (loss) from discontinued operations, net of tax	(5,373)	18,320	(45,518)	10,031

Net income	$73,063	$82,156	$219,272	$249,756

Net income (loss) per basic share of common stock:
Income from continuing operations	$.48	$.39	$1.62	$1.47
Income (loss) from discontinued operations	(.03)	.11	(.28)	.06

Net income per basic share of common stock	$.45	$.50	$1.34	$1.53

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.48	$.39	$1.61	$1.45
Income (loss) from discontinued operations	(.03)	.11	(.28)	.06

Net income per diluted share of common stock	$.44	$.50	$1.33	$1.51

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Nine months ended September 30,
( in thousands )	2006	2005
Cash Flows from Operating Activities:
Net income	$219,272	$249,756
Loss (income) from discontinued operations	45,518	(10,031)

Income from continuing operations	264,790	239,725
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	85,909	56,782
Gain on formation of Colorado newspaper partnership	(3,535)
Deferred income taxes	11,773	18,551
Excess tax benefits of stock compensation plans	1,547	9,390
Dividends received greater (less) than equity in earnings of JOAs and other joint ventures	19,092	10,282
Stock and deferred compensation plans	24,088	15,075
Minority interests in income of subsidiary companies	49,881	40,354
Affiliate fees billed greater than amounts recognized as revenue	10,964	15,261
Network launch incentive payments	(5,082)	(17,937)
Payments for programming less (greater) than program cost amortization	(55,675)	(28,696)
Prepaid and accrued pension expense	14,399	(30,804)
Other changes in certain working capital accounts, net	(10,119)	6,774
Miscellaneous, net	4,375	(7,167)

Net cash provided by continuing operating activities	412,407	327,590
Net cash provided by (used in) discontinued operating activities	(7,195)	20,490

Net operating activities	405,212	348,080

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(398,225)	(548,659)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs	20,029
Additions to property, plant and equipment	(50,037)	(35,421)
Decrease in short-term investments	10,402	19,887
Sale of long-term investments	2,838	4,131
Miscellaneous, net	4,143	261

Net cash provided by (used in) continuing investing activities	(410,850)	(559,801)
Net cash provided by (used in) discontinued investing activities	12,902	(6,873)

Net investing activities	(397,948)	(566,674)

Cash Flows from Financing Activities:
Increase in long-term debt	149,756	325,896
Payments on long-term debt	(10,918)	(78)
Dividends paid	(57,200)	(52,363)
Dividends paid to minority interests	(40,128)	(40,460)
Repurchase Class A Common shares	(50,222)	(26,790)
Proceeds from employee stock options	13,935	28,017
Excess tax benefits of stock compensation plans	2,319
Miscellaneous, net	(4,054)	(4,132)

Net cash provided by continuing financing activities	3,488	230,090
Net cash provided by (used in) discontinued financing activities	(106)	104

Net financing activities	3,382	230,194

Effect of exchange rate changes on cash and cash equivalents	915

Increase in cash and cash equivalents	11,561	11,600
Cash and cash equivalents:
Beginning of year	19,243	12,279

End of period	$30,804	$23,879

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$41,246	$25,967

Income taxes paid continuing operations	$158,061	$103,545
Income taxes paid (refunds received) discontinued operations	(24,066)	3,548

Total income taxes paid	$133,995	$107,093

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS' EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income for the Three Months Ended September 30
As of December 31, 2004	$1,632	$320,359	$(4,090)	$1,787,221	$(9,001)	$2,096,121
Comprehensive income:
Net income				249,756		249,756	$82,156

Unrealized gains (losses) on investments, net of tax of $1,340 and ($1,014)					(2,594)	(2,594)	1,888
Adjustment for losses (gains) in income, net of tax of ($480)					891	891

Change in unrealized gains (losses) on investments					(1,703)	(1,703)	1,888
Currency translation, net of tax of ($199) and ($374)					(57)	(57)	621

Total				249,756	(1,760)	247,996	$84,665

Dividends: declared and paid - $.32 per share				(52,363)		(52,363)
Repurchase 562,500 Class A Common shares	(6)	(1,322)		(26,574)		(27,902)
Compensation plans, net: 1,133,929 shares issued;
63,464 shares repurchased; 2,500 shares forfeited	11	29,408	5,337			34,756
Tax benefits of compensation plans		9,390				9,390

As of September 30, 2005	$1,637	$357,835	$1,247	$1,958,040	$(10,761)	$2,307,998

As of December 31, 2005	$1,637	$363,416	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				219,272		219,272	$73,063

Unrealized gains (losses) on investments, net of tax of $(526) and $(603)					1,203	1,203	1,347
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses) on investments					1,192	1,192	1,347
Tax adjustment to minimum pension liability					(438)	(438)	(438)
Currency translation, net of tax of $(52) and $212					26,954	26,954	4,516

Total				219,272	27,708	246,980	$78,488

Adoption of FAS 123-R		3,194	(3,194)
Dividends: declared and paid - $.35 per share				(57,200)		(57,200)
Convert 100,000 Voting Shares to Class A Shares
Repurchase 1,113,000 Class A Common shares	(11)	(2,958)		(48,258)		(51,227)
Compensation plans, net: 816,822 shares issued;
72,065 shares repurchased; 2,816 shares forfeited	7	37,042				37,049
Tax benefits of compensation plans		3,866				3,866

As of September 30, 2006	$1,633	$404,560		$2,044,808	$15,546	$2,466,547

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

Nature of Operations - We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, interactive media, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, and Interactive media. Additional information for our business segments in presented in Note 18.

Concentration Risks - Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position.

Approximately 80% of our operating revenues are earned from marketing services, including advertising and referral fees. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

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

One customer accounts for approximately 30% of our interactive media segment’s annual operating revenues. While we can provide no assurance that the revenues from this customer would be replaced, we believe we could reach agreement to provide these services to other parties.

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

Foreign Currency Translation – Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of applicable income taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in Miscellaneous, net in the Condensed Consolidated Statements of Income. Foreign exchange gains totaled $0.3 million for the year-to-date period of 2006 and foreign exchange losses totaled $0.7 million for the year-to-date period of 2005.

Revenue Recognition - Our primary sources of revenue are from:

•	The sale of print, broadcast, and internet advertising.

•	Referral fees and commissions from retailers and service providers.

•	Fees for programming services (“network affiliate fees”).

•	The sale of newspapers.

•	Licensing royalties.

Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”), which is described more fully in Note 19 to this Form 10-Q. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units to key employees and non-employee directors.

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

Certain awards of Class A Common Shares have performance conditions under which the number of shares granted is determined by the extent to which such performance conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common Share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.

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

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Under APB 25 we measured compensation costs based upon the intrinsic value of the award on the date of grant, with the exception of performance shares. Compensation costs for performance shares were measured by the number of shares earned and the fair value of a Class A Common share at the end of the performance period. Because stock options were granted with exercise prices equal or greater than the market price of a Class A Common share on the date of grant, no compensation costs were recognized unless the terms of those options were later modified. Compensation costs were expensed over the vesting period stated in the award, including grants to retirement-eligible employees, as each tranche of an award vested. If the stated vesting period was accelerated upon satisfaction of performance conditions, compensation costs were recognized over the shorter period if the performance conditions were expected to be met. Any unrecognized compensation cost was recognized upon retirement of an employee prior to the end of the stated vesting period. Forfeitures were recognized as they occurred.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Basic weighted-average shares outstanding	163,090	163,506	163,251	163,258
Effect of dilutive securities:
Unvested restricted stock held by employees	241	285	236	281
Stock options held by employees and directors	1,181	1,912	1,355	1,963

Diluted weighted-average shares outstanding	164,512	165,703	164,842	165,502

Stock options to purchase 5,823,864 common shares were anti-dilutive as of September 30, 2006 and are therefore not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - We adopted FAS 123-R using the modified prospective application transition method. Under the modified prospective application transition method, the provisions of FAS 123-R are applied to awards granted after the date of adoption and to the unvested portion of awards outstanding as of January 1, 2006. There are no changes in the accounting for awards which vested prior to adoption of FAS 123-R unless the terms of those awards are subsequently modified. Prior period reported amounts have not been restated to apply the provisions of FAS 123-R.

Income from continuing operations in the third quarter of 2006 was reduced by $2.6 million, $.02 per share, as a result of the adoption of FAS 123-R. Income from continuing operations in the year-to-date period was reduced by $10.7 million, $.07 per share.

Net income and earnings per share as if the fair-value based principles of FAS 123-R were applied to all periods presented, on an as reported basis for periods after the adoption of FAS 123-R and on a pro forma basis for periods prior to the adoption of FAS 123-R, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income:
Reported net income for 2005		$82,156		$249,756
Additional compensation to adjust intrinsic value to fair value		(4,062)		(11,238)

Net income under fair-value based method for all periods	$73,063	$78,094	$219,272	$238,518

Net income per share of common stock
Basic earnings per share:
As reported		$0.50		$1.53
Additional compensation to adjust intrinsic value to fair value		(0.02)		(0.07)

Basic earnings per share under fair-value based method	$0.45	$0.48	$1.34	$1.46

Diluted earnings per share:
As reported		$0.50		$1.51
Additional compensation to adjust intrinsic value to fair value		(0.02)		(0.07)

Diluted earnings per share under fair-value based method	$0.44	$0.47	$1.33	$1.44

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

Cash flows from operating activities were reduced by $2.3 million and cash flows from financing activities were increased by $2.3 million in the 2006 year-to-date period.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123-R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of FAS 123-R. An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of FAS 123-R or the effective date of this guidance, which was November 11, 2005. We have elected not to adopt the alternative transition method provided in FAS 123-R-3 for calculating the tax effects of share-based compensation pursuant to FAS 123-R.

Recently Issued Accounting Standards - In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R). FAS 158 requires us to recognize the over- or under-funded status of each of our pension and postretirement plans in our balance sheet. The standard did not change the manner in which plan liabilities or periodic expense is measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity. Based upon an estimated actuarial valuation of plan assets and obligations for our fiscal year ending December 31, 2006, the difference in accounting between the previous requirements of FAS 132(R) and the new requirements of FAS 158 is expected to decrease assets by approximately $41 million and increase pension liabilities by approximately $15 million. Shareholders’s equity, net of a $21 million deferred income tax impact, is expected to decrease by $35 million.

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

In the first and second quarter of 2006, we acquired an additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper for total consideration of $22.4 million. We also acquired a newspaper publication for total consideration of $0.7 million. In the third quarter of 2006, we acquired newspapers and other publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million.

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

	2006		2005
(in thousands)	uSwitch	Newspapers	Shopzilla	Newspapers
Short-term investments			$12,279
Accounts receivable	$9,486	$91	12,670	$454
Other current assets	583		8,046	93
Property, plant and equipment	5,367	5	25,728	268
Amortizable intangible assets	108,091	8,468	142,400	1,840
Goodwill	288,085	14,317	401,492	5,851
Other assets			138
Net operating loss carryforwards			23,499

Total assets acquired	411,612	22,881	626,252	8,506
Current liabilities	(13,251)	(96)	(24,195)	(47)
Deferred income taxes	(26,204)		(66,271)
Other long-term obligations			(719)
Minority interest		2,305		10

Net purchase price	$372,157	$25,090	$535,067	$8,469

Pro forma results of operations, assuming the uSwitch and Shopzilla acquisitions had taken place at the beginning of each respective period, are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes transaction related expenses incurred by the acquired companies. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions completed during 2005 and 2006 because the combined results of operations would not be significantly different from reported amounts.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Operating revenues	$583,449	$521,110	$1,825,358	$1,611,124
Income from continuing operations	78,436	58,391	261,211	215,936
Income from continuing operations per share of common stock:
Basic	$.48	$.36	$1.60	$1.32
Diluted	.48	.35	1.58	1.30

4. DISCONTINUED OPERATIONS

On June 21, 2006, we reached agreement to sell the operations of the Shop At Home television network and certain of its assets to Jewelry Television for consideration of $17 million. Under the terms of the agreement, Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. In the third quarter of 2006, we reached agreement to sell the five Shop At Home-affiliated broadcast television stations for consideration of $170 million. The sale of the stations is expected to be completed in multiple closings pending the timing of license transfers and other approvals by the Federal Communications Commission. We expect the transactions will be completed in their entirety by the second quarter of 2007.

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

Operating results of our discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2006	2005	2006	2005
Operating revenues:
Shop At Home	$1,962	$79,370	$166,584	$268,382
Birmingham-Post Herald		9		27

Total	$1,962	$79,379	$166,584	$268,409

Share of earnings of JOA, including termination fee		$41,970		$45,423

Income (loss) from discontinued operations:
Shop At Home:
Loss from operations	$(8,110)	$(9,836)	$(58,612)	$(24,688)
Loss on divestiture			(12,054)

Total Shop At Home	(8,110)	(9,836)	(70,666)	(24,688)
Birmingham-Post Herald		40,658	(2)	42,799

Income (loss) from discontinued operations, before tax	(8,110)	30,822	(70,668)	18,111
Income taxes (benefit)	(2,737)	12,502	(25,150)	8,080

Income (loss) from discontinued operations	$(5,373)	$18,320	$(45,518)	$10,031

In 2005, we received cash consideration of approximately $40.8 million as a result of the termination of the Birmingham joint operating agreement and the sale of certain assets of the Birmingham-Post Herald newspaper. Third quarter 2005 net income was increased by $24.2 million.

The loss on divestiture in 2006 represents losses on the sale of property and other assets to Jewelry Television.

Upon reaching agreement to sell the five Shop At Home-affiliated broadcast television stations in the third quarter of 2006, we recognized a $7.5 million impairment charge to reduce the carrying value of the stations’ FCC licenses to their fair value.

Shop At Home’s loss from operations in the 2006 year-to-date period also includes a $6.4 million pre-tax charge to write-down assets on the Shop At Home television network, $13.7 million in costs associated with employee termination benefits, and $3.3 million in costs associated with the termination of long-term agreements. Information regarding employee benefit and long-term contract termination accruals is as follows:

( in thousands )	Second quarter charge	Third quarter charges	Third quarter adjustments	Cash Paid	Balance as of September 30, 2006
Employee termination benefits	$12,327	$1,326		$(13,653)
Other long-term agreement costs	4,404		$(1,142)	(1,033)	$2,229

Total	$16,731	$1,326	$(1,142)	$(14,686)	$2,229

Assets and liabilities of our discontinued operations consisted of the following:

	As of
( in thousands )	September 30, 2006	December 31, 2005	September 30, 2005
Assets:
Inventories		$31,592	$34,486
Property, plant and equipment	$9,469	35,330	34,710
Goodwill			100,889
Intangible assets	156,115	163,600	166,887
Other assets	1,194	172	732

Assets of discontinued operations	$166,778	$230,694	$337,704

Liabilities:
Deferred income taxes	$40,708	$45,237	$57,124
Other liabilities	552	1,626	3,161

Liabilities of discontinued operations	$41,260	$46,863	$60,285

Liabilities of discontinued operations include only those liabilities that were assumed or are expected to be assumed by third parties.

5. OTHER ITEMS

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

Denver newspaper production facilities - In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense in 2006 and 2005. The increased depreciation resulted in a $3.0 million decrease in our equity in earnings from JOAs in the third quarter of 2006 and $9.1 million in the third quarter of 2005. Third quarter net income was decreased by $1.9 million in 2006 and $5.7 million in 2005.

Year-to-date equity in earnings from JOAs was decreased $9.3 million in 2006 reducing net income by $5.7 million. The increased depreciation is expected to decrease equity in earnings from JOAs approximately $3.0 million in each quarter until the second quarter of 2007.

Hurricanes - Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2005 and 2006, we reached final settlement agreements with insurance providers and other responsible third parties on property and business interruption claims related to these hurricanes. We recorded year-to-date insurance recoveries of $1.9 million in 2006 and $2.2 million in 2005. The insurance recoveries recorded in 2005 were partially offset by additional estimated losses of $0.3 million. Year-to-date net income was increased by $1.2 million in 2006 and 2005.

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

Consolidated income before income tax consisted of the following:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income allocated to Scripps	$122,687	$102,351	$425,374	$394,208
Income of pass-through entities allocated to non-controlling interests	15,687	11,109	49,226	36,839

Income from continuing operations before income taxes and minority interest	$138,374	$113,460	$474,600	$431,047

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2006 and the actual effective income tax rate from continuing operations for the full year of 2005 is as follows:

	2006	2005
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	2.7	3.5
Income of pass-through entities allocated to non-controlling interests	(3.6)	(3.1)
Adjustment of state net operating loss carryforward valuation allowance	0.6
Amended return claims and other prior year tax adjustments	(0.8)
Section 199 - Production Activities Deduction	(0.6)	(0.4)
Miscellaneous	0.4	0.3

Effective income tax rate	33.8%	35.3%

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

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We do not have management responsibilities for the combined operations of the other two JOAs.

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

8. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	September 30, 2006	As of December 31, 2005	September 30, 2005

Securities available for sale (at market value):
Time Warner (common shares - 2006, 2,011,000; 2005, 2,017,000)	$36,665	$35,173	$36,525
Other available-for-sale securities	2,058	1,806	4,540

Total available-for-sale securities	38,723	36,979	41,065
Denver JOA	123,280	142,633	152,714
Colorado newspaper partnership	30,607
Joint ventures	25,551	24,983	22,834
Other equity securities	7,455	5,426	5,710

Total investments	$225,616	$210,021	$222,323

Unrealized gains (losses) on securities available for sale	$8,963	$7,251	$9,716

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of September 30, 2006, there were no significant unrealized losses on our available-for-sale securities.

Cash distributions from the Denver JOA have exceeded earnings since the third quarter of 2005, primarily as a result of increased depreciation on assets that will be retired upon consolidation of DNA’s newspaper production facilities.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at September 30, 2006. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )	September 30, 2006	As of December 31, 2005	September 30, 2005

Land and improvements	$53,955	$57,383	$57,051
Buildings and improvements	255,321	258,350	252,927
Equipment	703,710	687,379	670,336

Total	1,012,986	1,003,112	980,314
Accumulated depreciation	534,759	512,221	499,692

Net property, plant and equipment	$478,227	$490,891	$480,622

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	September 30, 2006	As of December 31, 2005	September 30, 2005
Goodwill	$1,944,853	$1,647,794	$1,660,732

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	200,543	118,454	118,373
Copyrights and other trade names	32,804	20,562	20,500
Other	46,545	20,000	17,400

Total carrying amount	350,055	229,179	226,436

Accumulated amortization:
Acquired network distribution	(7,050)	(4,952)	(4,260)
Broadcast television network affiliation relationships	(2,203)	(1,379)	(1,101)
Customer lists	(31,833)	(14,123)	(8,488)
Copyrights and other trade names	(4,492)	(2,081)	(1,127)
Other	(16,714)	(6,864)	(6,178)

Total accumulated amortization	(62,292)	(29,399)	(21,154)

Net amortizable intangible assets	287,763	199,780	205,282

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622
Other	2,087	2,087	2,287

Total other indefinite-lived intangible assets	27,709	27,709	27,909

Pension liability adjustments	96	96	140

Total other intangible assets	315,568	227,585	233,331

Total goodwill and other intangible assets	$2,260,421	$1,875,379	$1,894,063

Activity related to goodwill and other intangible assets by business segment was as follows:

( in thousands )
	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2004	$254,689	$783,464	$219,367		$18	$1,257,538
Business acquisitions		5,537		$411,844		417,381
Adjustment to purchase price allocation	(14,187)					(14,187)

Balance as of September 30, 2005	$240,502	$789,001	$219,367	$411,844	$18	$1,660,732

Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		14,317		288,085		302,402
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Foreign currency translation adjustment				20,388		20,388

Balance as of September 30, 2006	$240,502	$777,901	$216,467	$709,965	$18	$1,944,853

Amortizable intangible assets:
Balance as of December 31, 2004	$29,762	$2,907	$27,441			$60,110
Business acquisitions		1,760		$140,000		141,760
Adjustment of purchase price allocations	14,399					14,399
Other additions		200	2			202
Amortization	(2,482)	(498)	(880)	(7,329)		(11,189)

Balance as of September 30, 2005	$41,679	$4,369	$26,563	$132,671		$205,282

Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		8,468		108,091		116,559
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Other additions		8				8
Foreign currency translation adjustment				7,268		7,268
Amortization	(2,481)	(1,024)	(844)	(29,096)		(33,445)

Balance as of September 30, 2006	$38,612	$9,350	$25,422	$214,379		$287,763

Other indefinite-lived intangible assets:

Balance as of December 31, 2004	$919	$1,168	$25,622			$27,709
Adjustment of purchase price allocations	200					200

Balance as of September 30, 2005	$1,119	$1,168	$25,622			$27,909

Balance as of December 31, 2005	$919	$1,168	$25,622			$27,709

Balance as of September 30, 2006	$919	$1,168	$25,622			$27,709

Goodwill of $411.8 million and amortizable intangible assets of $140.0 million were allocated to the Shopzilla acquisition in the third quarter of 2005. In the fourth quarter of 2005, we completed an appraisal of the book and tax bases of the assets acquired and liabilities assumed in the Shopzilla acquisition. The amount allocated to goodwill was reduced by $10.4 million and the amounts allocated to amortizable intangible assets were increased by $2.4 million.

Goodwill of $113.5 million was initially allocated to the GAC acquisition in 2004. During 2005, we completed an appraisal of the book and tax basis of the assets acquired and liabilities assumed in the transaction. Primarily due to higher values being assigned to network distribution relationships, we decreased the amount assigned to goodwill by $14.2 million.

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

Estimated amortization expense of intangible assets for each of the next five years is expected to be $10.7 million for the remainder of 2006, $41.9 million in 2007, $39.1 million in 2008, $37.9 million in 2009, $33.7 million in 2010, $29.8 million in 2011 and $94.7 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	September 30, 2006	As of December 31, 2005	September 30, 2005
Cost of programs available for broadcast	$948,164	$798,925	$884,280
Accumulated amortization	660,188	534,246	628,606

Total	287,976	264,679	255,674
Progress payments on programs not yet available for broadcast	114,612	77,824	80,770

Total programs and program licenses	$402,588	$342,503	$336,444

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $284 million at September 30, 2006. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $74.6 million in the third quarter of 2006 and $59.0 million in the third quarter of 2005. Year to date progress payments and capitalized programs totaled $206 million in 2006 and $160 million in 2005.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2006	$44,136	$14,899	$59,035
2007	122,457	99,281	221,738
2008	68,464	105,380	173,844
2009	39,215	79,910	119,125
2010	12,219	63,244	75,463
2011	1,483	29,302	30,785
Later years	2	6,132	6,134

Total	$287,976	$398,148	$686,124

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	September 30, 2006	As of December 31, 2005	September 30, 2005
Network launch incentives	$316,123	$316,774	$316,721
Accumulated amortization	198,737	178,241	170,983

Net book value	117,386	138,533	145,738
Unbilled affiliate fees	43,270	33,738	31,736

Total unamortized network distribution incentives	$160,656	$172,271	$177,474

We capitalized network launch incentives totaling $1.2 million year-to-date in 2005.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2006	2005	2006	2005
Amortization of network launch incentives	$6,990	$7,194	$20,496	$19,913

Estimated amortization for the next five years is as follows:
Remainder of 2006	$6,950
2007	20,951
2008	23,444
2009	25,473
2010	16,850
2011	16,572
Later years	7,146

Total	$117,386

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	September 30, 2006	As of December 31, 2005	September 30, 2005
Variable-rate credit facilities, including commercial paper	$376,727	$226,966	$258,899
6.625% notes due in 2007	99,986	99,975	99,971
3.75% notes due in 2008	39,207	48,705	48,935
4.25% notes due in 2009	99,695	99,623	99,599
4.30% notes due in 2010	149,820	149,784	149,772
5.75% notes due in 2012	199,279	199,185	199,154
Other notes	1,454	1,537	1,563

Total long-term debt	$966,168	$825,775	$857,893

We have a Competitive Advance and Revolving Credit Facility expiring in June 2011 (the “Revolver”) and a commercial paper program that permits aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 5.3% at September 30, 2006, 4.3% at December 31, 2005, and 3.7% at September 30, 2005.

In the third quarter of 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million.

In 2003, we entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap was due to expire upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converted those fixed-rate notes into variable-rate borrowings. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) were recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation were recorded as equal and offsetting unrealized gains and losses in the Condensed Consolidated Statements of Income. The interest rate swap was terminated in the third quarter of 2006. The difference between the fair value of the underlying notes and the face amount will be amortized to interest expense over the remaining terms of the notes.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We were in compliance with all debt covenants as of September 30, 2006.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of September 30, 2006, we had outstanding letters of credit totaling $8.3 million.

14. OTHER LIABILITIES

Other liabilities consisted of the following:

( in thousands )	September 30, 2006	As of December 31, 2005	September 30, 2005
Program rights payable	$25,825	$21,615	$30,025
Employee compensation and benefits	85,660	84,903	78,432
Network distribution incentives	17,673	22,758	24,354
Other	35,072	32,923	25,722

Total other liabilities	164,230	162,199	158,533
Current portion of other liabilities	42,810	40,583	49,026

Other liabilities (less current portion)	$121,420	$121,616	$109,507

15. MINORITY INTERESTS

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In the third quarter of 2006, we notified a minority owner that we intend to exercise our call option on their 3.75% interest in Fine Living. The exercise price will be determined by an independent valuation. Upon completion of the transaction, which is expected to occur in the fourth quarter of 2006, non-controlling interests will hold a 6% residual interest in Fine Living. The put options on the remaining non-controlling interest in Fine Living are currently exercisable. The call options become exercisable in 2016.

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Nine months ended September 30,
( in thousands )	2006	2005
Other changes in certain working capital accounts, net:
Accounts receivable	$(1,866)	$(2,244)
Inventories	(980)	(462)
Accounts payable	5,111	(9,680)
Accrued income taxes	(12,764)	7,557
Accrued employee compensation and benefits	(7,757)	(1,036)
Accrued interest	745	1,208
Other accrued liabilities	12,464	10,967
Other, net	(5,072)	464

Total	$(10,119)	$6,774

17. EMPLOYEE BENEFIT PLANS

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
( in thousands)	2006	2005	2006	2005
Service cost	$4,714	$4,666	$14,939	$13,829
Interest cost	6,231	5,849	18,395	17,199
Expected return on plan assets, net of expenses	(8,253)	(8,078)	(24,587)	(22,617)
Net amortization and deferral	1,178	888	4,136	2,441

Total for defined benefit plans	3,870	3,325	12,883	10,852
Multi-employer plans	134	132	394	304
SERP	1,391	1,001	3,492	3,017
Defined contribution plans	2,002	1,849	6,212	5,502

Total	$7,397	$6,307	$22,981	$19,675

For the year-to-date period of 2006, we made required contributions of $0.2 million and voluntary contributions of $1.1 million to our defined benefit plans. We anticipate contributing $0.1 million to meet minimum funding requirements of our defined benefit plans during the remainder of fiscal 2006. During 2006, we also contributed $1.8 million to fund current benefit payments for our non-qualified SERP plan. We anticipate contributing an additional $0.6 million to fund the SERP’s benefit payments during the remainder of fiscal 2006.

18. SEGMENT INFORMATION

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

Our newspaper business segment includes daily and community newspapers in 18 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. We also have newspapers that are operated pursuant to the terms of joint operating agreements (See Note 7). Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

As discussed in Note 1, we account for our share of the earnings of JOAs and newspaper partnerships using the equity method of accounting. Our equity in earnings of JOAs and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs and newspaper partnerships. Scripps Networks segment profits include equity in earnings of joint ventures.

Information regarding our business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2006	2005	2006	2005
Segment operating revenues:
Scripps Networks	$248,795	$209,115	$772,700	$656,092

Newspapers:
Newspapers managed solely by us	167,892	166,543	533,988	516,009
JOAs and newspaper partnerships	43	181	147	331

Total	167,935	166,724	534,135	516,340
Boulder prior to formation of Colorado newspaper partnership		7,314	2,189	20,716

Total newspapers	167,935	174,038	536,324	537,056
Broadcast television	81,667	72,808	251,875	228,251
Interactive media	60,864	35,210	184,472	36,257
Licensing and other media	24,647	24,214	70,778	81,227
Corporate	274	78	716	162
Intersegment eliminations	(733)	(131)	(1,773)	(339)

Total operating revenues	$583,449	$515,332	$1,815,092	$1,538,706

Segment profit (loss):
Scripps Networks	$116,247	$87,943	$373,062	$292,345

Newspapers:
Newspapers managed solely by us	38,110	42,187	141,835	149,798
JOAs and newspaper partnerships	1,568	(1,829)	2,984	14,674

Total	39,678	40,358	144,819	164,472
Boulder prior to formation of Colorado newspaper partnership		1,241	(125)	2,799

Total newspapers	39,678	41,599	144,694	167,271
Broadcast television	22,694	14,714	71,598	58,067
Interactive media	8,957	7,309	39,341	7,667
Licensing and other media	4,007	4,425	10,027	15,609
Corporate	(12,356)	(9,155)	(43,307)	(30,688)
Intersegment eliminations	(301)		(301)
Depreciation and amortization of intangibles	(27,128)	(25,307)	(85,909)	(56,782)
Gain on formation of Colorado newspaper partnership			3,535
Gains (losses) on disposal of property, plant and equipment	(277)	(107)	(433)	(65)
Interest expense	(15,281)	(12,136)	(42,971)	(27,067)
Interest and dividend income	713	3,758	1,864	4,340
Miscellaneous, net	1,421	417	3,400	350

Income from continuing operations before income taxes and minority interests	$138,374	$113,460	$474,600	$431,047

Depreciation:
Scripps Networks	$4,550	$3,569	$12,467	$10,569

Newspapers:
Newspapers managed solely by us	5,576	5,039	16,156	14,968
JOAs and newspaper partnerships	311	310	921	919

Total	5,887	5,349	17,077	15,887
Boulder prior to formation of Colorado newspaper partnership		316	111	931

Total newspapers	5,887	5,665	17,188	16,818
Broadcast television	4,281	4,688	13,413	13,845
Interactive media	1,143	1,994	7,924	2,046
Licensing and other media	120	221	442	664
Corporate	378	559	1,030	1,651

Total depreciation	$16,359	$16,696	$52,464	$45,593

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2006	2005	2006	2005
Amortization of intangibles:
Scripps Networks	$801	$1,112	$2,481	$2,482

Newspapers:
Newspapers managed solely by us	562	77	1,003	238
JOAs and newspaper partnerships		67		200

Total	562	144	1,003	438
Boulder prior to formation of Colorado newspaper partnership		20	21	60

Total newspapers	562	164	1,024	498
Broadcast television	284	296	844	880
Interactive media	9,122	7,039	29,096	7,329

Total amortization of intangibles	$10,769	$8,611	$33,445	$11,189

Additions to property, plant and equipment:
Scripps Networks	$5,878	$8,780	$11,590	$13,552

Newspapers:
Newspapers managed solely by us	5,948	3,534	13,218	8,501
JOAs and newspaper partnerships	125	527	1,153	1,452

Total newspapers	6,073	4,061	14,371	9,953
Broadcast television	3,076	3,495	6,072	6,803
Interactive media	4,852	3,226	15,950	3,226
Licensing and other media	172	69	448	370
Corporate	704	871	3,977	2,477

Total additions to property, plant and equipment	$20,755	$20,502	$52,408	$36,381

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$72,913	$56,437	$204,268	$157,359
Newspapers:
Newspapers managed solely by us	2,045	516	25,090	586
Newspapers operated pursuant to JOAs	78	7,953	214	8,203

Total newspapers	2,123	8,469	25,304	8,789
Interactive media		189	372,157	535,984
Corporate	20	746	641	1,236

Total	$75,056	$65,841	$602,370	$703,368

Assets:
Scripps Networks			$1,218,839	$1,106,562

Newspapers:
Newspapers managed solely by us			1,080,681	1,047,990
JOAs and newspaper partnerships			173,108	219,405

Total newspapers			1,253,789	1,267,395
Broadcast television			477,974	483,656
Interactive media			1,014,056	629,814
Licensing and other media			32,992	35,254
Investments			46,631	46,702
Corporate			177,496	149,877

Total assets of continuing operations			4,221,777	3,719,260
Discontinued operations			166,778	337,704

Total assets			$4,388,555	$4,056,964

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenues from the licensing of comic characters and HGTV and Food Network programming in international markets. We anticipate that about two thirds of our international revenues, which will approximate $90 million, will be provided from the United Kingdom and Japanese markets.

Other additions to long-lived assets include investments, capitalized intangible assets and Scripps Networks capitalized programs and network launch incentives.

19. CAPITAL STOCK AND STOCK COMPENSATION PLANS

Capital Stock – Scripps’ capital structure includes Common Voting Shares and Class A Common Shares. The articles of incorporation provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. A total of 1.9 million shares have been repurchased in 2005 and 2006 at prices ranging from $41 to $51 per share. The balance remaining on the authorization is 3.1 million shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common shares under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 5.3 million as of September 30, 2006.

Stock Options – Stock options grant the recipient the right to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a 10-year term.

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted average assumptions used in the model are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted-average fair value of options granted	$11.43	$12.50	$12.74	$11.54
Assumptions used to determine fair value:
Dividend yield	0.9%	0.8%	0.9%	0.8%
Risk-free rate of return	4.6%	3.8%	4.6%	3.8%
Expected life of options (years)	5.38	5.38	5.38	5.38
Expected volatility	21.3%	22.2%	21.3%	22.2%

Dividend yield considers our historical dividend yield and the expected dividend yield over the life of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected life is an output of the valuation model, and primarily considers historical exercise patterns. Unexercised options for grants included in the historical period are assumed to be exercised at the midpoint of the current date and the full contractual term. Expected volatility is based on a combination of historical share price volatility for a period equal to the expected term, historical share price volatility for a longer period and the implied volatility of exchange-traded options on our Class A Common Shares.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted Average Exercise Price	Range of Exercise Prices
Options outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54
Options granted during the period	1,858,700	46.88	46 - 51
Options exercised during the period	(1,063,578)	37.46	17 - 51
Options forfeited during the period	(68,427)	37.82	24 - 49

Options outstanding at September 30, 2005	11,885,429	$37.88	$13 - 54

Options exercisable at September 30, 2005	8,046,296	$33.79	$13 - 54

Options outstanding at December 31, 2005	11,640,330	$37.89	$13 - 54
Options granted during the period	2,040,664	48.28	42 - 49
Options exercised during the period	(541,876)	29.53	13 - 49
Options forfeited/canceled during the period	(155,415)	46.03	24 - 52

Options outstanding at September 30, 2006	12,983,703	$39.79	$17 - 54

Options exercisable at September 30, 2006	9,373,402	$36.64	$17 - 54

The following table presents additional information about exercises of stock options:

	Three months ended September 30,		Nine months ended September 30,
( in thousands)	2006	2005	2006	2005
Cash received upon exercise	$2,434	$9,990	$13,935	$28,017
Intrinsic value (market value on date of exercise less exercise price)	3,471	12,082	9,834	25,052
Tax benefits realized	1,302	4,228	3,688	8,768

Substantially all options granted prior to 2004 are exercisable. Options generally become exercisable in increments over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

( dollars in millions, except per share amounts )

			Options Outstanding			Options Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
1997 - expire in 2007	$17 - 21	0.43	114,801	$17.94	$3.4	114,801	$17.94	$3.4
1998 - expire in 2008	20 - 27	1.34	263,800	23.66	6.4	263,800	23.66	6.4
1999 - expire in 2009	21 - 25	2.32	718,100	23.53	17.6	718,100	23.53	17.6
2000 - expire in 2010	22 - 30	3.42	1,164,916	24.76	27.0	1,164,916	24.76	27.0
2001 - expire in 2011	29 - 35	4.36	1,314,186	32.13	20.8	1,314,186	32.13	20.8
2002 - expire in 2012	36 - 39	5.43	1,710,734	37.67	17.5	1,710,734	37.67	17.5
2003 - expire in 2013	40 - 46	6.44	1,895,001	40.10	14.8	1,888,699	40.08	14.8
2004 - expire in 2014	46 - 54	7.46	1,986,400	49.28	0.1	1,451,376	49.36
2005 - expire in 2013	46 - 51	6.53	1,791,051	46.89	2.4	734,990	47.30	0.9
2006 - expire in 2014	42 - 49	7.54	2,024,714	48.42	0.7	11,800	48.91	0.0

Total	$17 - 54	5.8	12,983,703	$39.79	$110.7	9,373,402	$36.64	$108.4

Restricted Stock – Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three-year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may also be accelerated if certain performance targets are met. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors.

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

Information related to restricted stock transactions is presented below:

	Number of Shares	Grant Date Fair Value
		Weighted Average	Range of Prices
Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53
Shares awarded during the period	8,750	49.23	48 - 50
Shares vested during the period	(197,156)	44.62	23 - 52
Shares forfeited during the period	(2,500)	47.28	47

Unvested shares at September 30, 2005	263,048	$41.80	$31 - 53

Unvested shares at December 31, 2005	249,008	$41.93	$31 - 53
Shares issued for 2005 performance share awards	144,036	46.48	46 - 48
Shares awarded during the period	50,500	48.98	49
Shares vested during the period	(190,675)	41.53	31 - 53
Shares forfeited during the period	(2,816)	45.59	47 - 49

Unvested shares at September 30, 2006	250,053	$46.50	$39 - 53

During 2004, 40,000 restricted stock awards were converted to RSUs. The restricted stock was originally awarded in May 2003, at which time the value of a Class A Common Share was $39.44. The RSUs vest on January 1, 2007.

Performance share awards with a target of 134,250 Class A Common Shares were granted in 2006. The weighted-average price of an underlying Class A Common Share on the dates of grant was $47.74. The number of shares ultimately issued depends upon the extent to which specified performance measures are met. Such performance measure for these awards is segment profits as defined in Note 18. The shares earned and issued vest over a three year service period from the date of grant.

The following table presents additional information about restricted stock vesting:

	Three months ended September 30,		Nine months ended September 30,
( in thousands)	2006	2005	2006	2005
Fair value of shares vested	$146	$1,002	$8,882	$9,755
Tax benefits realized	56	351	1,774	1,831

Stock Compensation Costs – Stock compensation expense recognized in 2006 and in 2005, and on a pro-forma basis for 2005 assuming we had been applying the fair value provisions of FAS 123 as previously disclosed in the footnotes to our financial statements for those periods, and the effect on income and earnings per share, is as follows:

	Three months ended September 30,		Nine months ended September 30,
( in thousands, except per share data )	2006	2005	2006	2005
Stock-based compensation:
As reported:
Stock options	$4,217		$17,153	$1,165
Restricted stock, RSUs and performance shares	656	$1,877	5,731	6,010

Total stock compensation as reported	4,873	1,877	22,884	7,175
Additional compensation to adjust intrinsic value to fair value		6,249		17,290

Total fair-value based stock compensation	$4,873	$8,126	$22,884	$24,465

Fair-value based stock compensation, net of tax:
As reported	$3,046	$1,220	$14,303	$4,664
Additional compensation to adjust intrinsic value to fair value		4,062		11,238

Fair-value based stock compensation, net of tax	$3,046	$5,282	$14,303	$15,902

Effect of fair-value based stock compensation on basic and diluted earnings per share	$0.02	$0.03	$0.09	$0.10

Total stock compensation in the 2006 year-to-date period includes $6.2 million of expense related to awards granted to retirement employees.

As of September 30, 2006, $21.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years and $7.5 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 2.4 years.

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

Scripps Networks continues to generate double digit increases in both revenues and segment profits due primarily to the enduring popularity of HGTV and Food Network. The appeal of our new programming has resonated with viewers and has resulted in an increasing number of younger viewers tuning in to our flagship networks. At HGTV, primetime impressions were up 25 percent during the third quarter and total day viewership grew 15 percent. At Food Network, primetime viewership during the quarter was up 10 percent and total day viewership was up 17 percent. We are also extending our Scripps Networks brands into new media platforms and are emerging as a leader in providing content that is specifically formatted for the growing number of video-on-demand and broadband services. In 2006, we have launched high definition versions of both HGTV and Food Network and added additional Scripps Networks branded broadband channels. We expect to launch similar broadband channels that will focus on such lifestyle topics as gardening, healthy eating and crafts. The number of people visiting HGTV’s and Food Network’s Web sites continues to increase demonstrating the appeal of our brands and the success we have had targeting consumers. Top priorities at Scripps Networks are the ratings growth at HGTV and Food, the programming and distribution of our emerging networks, developing new revenue streams for our network brands such as product licensing and retail sales, and the growth of online revenue.

During the second quarter of 2005, we acquired Shopzilla, which operates a product comparison shopping service that helps consumers find products offered for sale by online retailers. In the first quarter of 2006, we acquired uSwitch. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband Internet and personal finance products primarily in the United Kingdom. These acquisitions enable us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses and expand our electronic media platform. On a pro-forma basis, the revenues of these businesses in the year-to-date period of 2006 have increased nearly 80% when compared with the same period of 2005 due in part to the increasing popularity of comparison shopping sites with consumers.

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

Priorities at our broadcast television stations include concentrating on the branding of our local ABC and NBC affiliates, emphasizing local news and building out non-traditional revenue opportunities that target new advertisers. Improved ratings at ABC in 2005 and 2006 bode well not only for revenue from popular shows at our ABC stations, but also for the lead-in they provide to late news. The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to an increase in broadcast television revenues in 2006. The return of political advertising has also contributed to an increase in our revenues in 2006.

In the second quarter of 2006, we sold the operations of the Shop At Home television network and certain of its assets to Jewelry Television. In the third quarter of 2006, we reached agreement to sell the five Shop At Home-affiliated broadcast television stations. Operating results for Shop At Home are presented as discontinued operations in our financial statements for all periods presented.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-38 through F-53.

Consolidated Results of Operations - Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Operating revenues	$583,449	13.2%	$515,332	$1,815,092	18.0%	$1,538,706
Costs and expenses	(418,615)	(10.6)%	(378,593)	(1,261,801)	(16.9)%	(1,079,783)
Depreciation and amortization of intangibles	(27,128)	(7.2)%	(25,307)	(85,909)	(51.3)%	(56,782)
Gain on formation of Colorado newspaper partnership				3,535
Gains (losses) on disposal of property, plant and equipment	(277)		(107)	(433)		(65)
Hurricane recoveries, net	150			1,900	0.4%	1,892

Operating income	137,579	23.6%	111,325	472,384	16.9%	403,968
Interest expense	(15,281)	(25.9)%	(12,136)	(42,971)	(58.8)%	(27,067)
Equity in earnings of JOAs and other joint ventures	13,942	38.1%	10,096	39,923	(19.3)%	49,456
Interest and dividend income	713	(81.0)%	3,758	1,864	(57.1)%	4,340
Miscellaneous, net	1,421		417	3,400		350

Income from continuing operations before income taxes and minority interests	138,374	22.0%	113,460	474,600	10.1%	431,047
Provision for income taxes	44,132	(16.5)%	37,895	159,929	(5.9)%	150,968

Income from continuing operations before minority interests	94,242	24.7%	75,565	314,671	12.4%	280,079
Minority interests	15,806	(34.8)%	11,729	49,881	(23.6)%	40,354

Income from continuing operations	78,436	22.9%	63,836	264,790	10.5%	239,725
Income (loss) from discontinued operations, net of tax	(5,373)		18,320	(45,518)		10,031

Net income	$73,063	(11.1)%	$82,156	$219,272	(12.2)%	$249,756

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.48	23.1%	$.39	$1.61	11.0%	$1.45
Income (loss) from discontinued operations	(.03)		.11	(.28)		.06

Net income per diluted share of common stock	$.44	(12.0)%	$.50	$1.33	(11.9)%	$1.51

Net income per share amounts may not foot since each is calculated independently.

Discontinued Operations - Discontinued operations include Shop At Home and our newspaper operations in Birmingham (See Note 4 to the Condensed Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Operating revenues:
Shop At Home	$1,962	(97.5)%	$79,370	$166,584	(37.9)%	$268,382
Birmingham-Post Herald			9			27

Total operating revenues	$1,962	(97.5)%	$79,379	$166,584	(37.9)%	$268,409

Equity in earnings of JOA, including termination fee			$41,970			$45,423

Income (loss) from discontinued operations:
Shop At Home:
Loss from operations	$(8,110)	17.5%	$(9,836)	$(58,612)		$(24,688)
Loss on divestiture				(12,054)

Total Shop At Home	(8,110)	17.5%	(9,836)	(70,666)		(24,688)
Birmingham Post-Herald			40,658	(2)		42,799

Income (loss) from discontinued operations, before tax	(8,110)		30,822	(70,668)		18,111
Income tax (benefits)	(2,737)		12,502	(25,150)		8,080

Income (loss) from discontinued operations	$(5,373)		$18,320	$(45,518)		$10,031

We sold the Shop At Home television network to Jewelry Television on June 21, 2006. In the third quarter of 2005, we terminated the Birmingham joint operating agreement and ceased operation of our Birmingham Post-Herald newspaper. These transactions impact the year-over-year comparability of our discontinued operations results.

In connection with reaching agreement on the sale of the five Shop At Home-affiliated broadcast television stations, Shop At Home’s loss from operations includes an impairment charge of approximately $7.5 million in the third quarter of 2006. Shop At Home’s loss from operations in the 2006 year-to-date period also includes $23.4 million of costs associated with employee termination benefits, the termination of long-term agreements and charges to write-down certain assets of the network. The loss on divestiture in 2006 represents losses on the sale of property and other assets to Jewelry Television.

In 2005, we received cash consideration of approximately $40.8 million as a result of the transactions to terminate the Birmingham joint operating agreement and sell certain assets of the Birmingham-Post Herald newspaper.

Continuing Operations

The increase in operating revenues was primarily due to the continued growth in advertising and network affiliate fee revenues at our national television networks, increases in political advertising revenues at our broadcast television stations, the June 2005 acquisition of Shopzilla, and the March 2006 acquisition of uSwitch. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases and wider distribution of our networks.

Costs and expenses were primarily impacted by the expanded hours of original programming and costs to promote our national networks and the acquisitions of Shopzilla and uSwitch. In addition, we adopted the requirements of FAS 123-R, Share-Based Payments, effective January 1, 2006 and began recording compensation expense on stock options granted to employees. Stock option expense, including the costs of immediately expensed options granted to retirement eligible employees, increased our costs and expenses $4.2 million in the third quarter of 2006 and $17.0 million year-to-date. Based upon stock options issued through the third quarter, we expect stock option expense to increase our costs and expenses by approximately $4.0 million for the remainder of 2006.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla and uSwitch. We expect depreciation and amortization will be approximately $31 million in the fourth quarter of 2006.

In the first quarter of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million. Net income was increased by $2.1 million, $.01 per share.

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2005 and 2006, we reached final settlement agreements with insurance providers and other responsible third parties on property and business interruption claims related to these hurricanes. We recorded year-to-date insurance recoveries of $1.9 million in 2006 and $2.2 million in 2005. The insurance recoveries recorded in 2005 were partially offset by additional estimated losses of $0.3 million. Year-to-date net income was increased by $1.2 million, $.01 per share in 2006 and 2005.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased in 2006 due to higher average debt levels attributed to the Shopzilla and uSwitch acquisitions. In connection with the June 2005 acquisition of Shopzilla, we issued $150 million in 5-year notes at a rate of 4.30%. We financed the remainder of the Shopzilla and uSwitch transactions with commercial paper. The average outstanding commercial paper balance for the year-to-date period of 2006 was $362 million at an average rate of 5.0% compared with $111 million at an average rate of 3.3% for the year-to-date period of 2005. The average outstanding commercial paper balance for the third quarter of 2006 was $394 million at an average rate of 5.3% compared with $263 million at an average rate of 3.5% for the third quarter of 2005. Interest expense is expected to be approximately $14 million in the fourth quarter of 2006.

Additional depreciation incurred by the Denver News Agency reduced equity in earnings of JOAs by $3.0 million in the third quarter of 2006 and $9.1 million in the third quarter of 2005. Year-to-date equity in earnings of JOAs was reduced by $9.3 million in 2006. (See Note 5 to the Condensed Consolidated Financial Statements). The increased depreciation is expected to decrease equity in earnings from JOAs approximately $3.0 million in each quarter until the second quarter of 2007. The decrease in equity in earnings of JOAs is also attributed to lower advertising sales in all three of our JOA markets.

Interest and dividend income in the third quarter and year-to-date periods of 2005 reflects $3.0 million of interest income resulting from favorable court rulings with respect to certain disputes with the Internal Revenue Service.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is a follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Income from continuing operations before income taxes and minority interests as reported	$138,374	22.0%	$113,460	$474,600	10.1%	$431,047
Income allocated to non-controlling interests	15,687	(41.2)%	11,109	49,226	(33.6)%	36,839

Income allocated to Scripps	$122,687	19.9%	$102,351	$425,374	7.9%	$394,208

Provision for income taxes	$44,132	(16.5)%	$37,895	$159,929	(5.9)%	$150,968

Effective income tax rate as reported	31.9%		33.4%	33.7%		35.0%
Effective income tax rate on income allocated to Scripps	36.0%		37.0%	37.6%		38.3%

During the third quarter of 2006, we reduced our estimated tax liabilities for prior years by $5.5 million. We are conducting a strategic review of various tax positions with respect to our state and local tax returns. The review resulted in changes in our state and local filing positions in 2005 tax returns and the filing of refund claims for 2002 to 2004 tax years. In addition, the statute of limitations on our 2002 federal income tax return expired in the third quarter of 2006.

Based upon expected operating results of the Denver JOA, we increased our estimate of the amount of Colorado state net operating loss carryforwards that would not be utilized on our tax returns prior to the expiration of the carryforward period. The increase in the valuation allowance increased the tax provision by $4.4 million.

Based on changes in our tax filing positions, we expect our ongoing effective tax rate on income allocated to Scripps, excluding discrete items, will be 37.8% compared with 38.4% in the second quarter of 2006. The 0.6% reduction in the effective tax rate during the third quarter reduced the third quarter tax provision by approximately $2 million.

Minority interest increased in the third quarter and year-to-date period of 2006 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

Business Segment Results - As discussed in Note 18 to the Condensed Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profits. Segment profits exclude interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

In February of 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that will operate certain of both companies’ newspapers in Colorado (See Note 5 to the Condensed Consolidated Financial Statements). Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the results of the contributed publications prior to the formation of the partnership are reported separately in our segment results.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Segment operating revenues:
Scripps Networks	$248,795	19.0%	$209,115	$772,700	17.8%	$656,092

Newspapers:
Newspapers managed solely by us	167,892	0.8%	166,543	533,988	3.5%	516,009
JOAs and newspaper partnerships	43	(76.2)%	181	147	(55.6)%	331

Total	167,935	0.7%	166,724	534,135	3.4%	516,340
Boulder prior to formation of Colorado newspaper partnership			7,314	2,189	(89.4)%	20,716

Total newspapers	167,935	(3.5)%	174,038	536,324	(0.1)%	537,056
Broadcast television	81,667	12.2%	72,808	251,875	10.4%	228,251
Interactive media	60,864	72.9%	35,210	184,472		36,257
Licensing and other media	24,647	1.8%	24,214	70,778	(12.9)%	81,227
Corporate	274		78	716		162
Intersegment eliminations	(733)		(131)	(1,773)		(339)

Total operating revenues	$583,449	13.2%	$515,332	$1,815,092	18.0%	$1,538,706

Segment profit (loss):
Scripps Networks	$116,247	32.2%	$87,943	$373,062	27.6%	$292,345

Newspapers:
Newspapers managed solely by us	38,110	(9.7)%	42,187	141,835	(5.3)%	149,798
JOAs and newspaper partnerships	1,568		(1,829)	2,984	(79.7)%	14,674

Total	39,678	(1.7)%	40,358	144,819	(11.9)%	164,472
Boulder prior to formation of Colorado newspaper partnership			1,241	(125)		2,799

Total newspapers	39,678	(4.6)%	41,599	144,694	(13.5)%	167,271
Broadcast television	22,694	54.2%	14,714	71,598	23.3%	58,067
Interactive media	8,957	22.5%	7,309	39,341		7,667
Licensing and other media	4,007	(9.4)%	4,425	10,027	(35.8)%	15,609
Corporate	(12,356)	(35.0)%	(9,155)	(43,307)	(41.1)%	(30,688)
Intersegment eliminations	(301)			(301)
Depreciation and amortization of intangibles	(27,128)	(7.2)%	(25,307)	(85,909)	(51.3)%	(56,782)
Gain on formation of Colorado newspaper partnership				3,535
Gains (losses) on disposal of property, plant and equipment	(277)		(107)	(433)		(65)
Interest expense	(15,281)	(25.9)%	(12,136)	(42,971)	(58.8)%	(27,067)
Interest and dividend income	713	(81.0)%	3,758	1,864	(57.1)%	4,340
Miscellaneous, net	1,421		417	3,400		350

Income from continuing operations before income taxes and minority interests	$138,374	22.0%	$113,460	$474,600	10.1%	$431,047

Discussions of the operating performance of each of our reportable business segments begin on page F-44.

The decrease in licensing and other media’s revenues for the year-to-date period is primarily attributed to the renewals of multi-year license agreements with ABC Television Network for certain of our Peanuts animated films that occurred in June 2005.

The impact of expensing stock options beginning on January 1, 2006 increased Corporate expenses $1.6 million in the third quarter of 2006 and $6.9 million year-to-date. Corporate expenses are expected to be about $15 million in the fourth quarter of 2006.

Segment profits include our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profits to the amounts reported in our Condensed Consolidated Statements of Income is as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Scripps Networks:
Equity in earnings of joint ventures	$3,856	35.5%	$2,845	$10,552	39.2%	$7,578
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	10,086	39.1%	7,251	29,371	(29.9)%	41,878

Total equity in earnings of JOAs and other joint ventures	$13,942	38.1%	$10,096	$39,923	(19.3)%	$49,456

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Depreciation and amortization:
Scripps Networks	$5,351	(14.3)%	$4,681	$14,948	(14.5)%	$13,051

Newspapers:
Newspapers managed solely by us	6,138	(20.0)%	5,116	17,159	(12.8)%	15,206
JOAs and newspaper partnerships	311	17.5%	377	921	17.7%	1,119

Total	6,449	(17.4)%	5,493	18,080	(10.8)%	16,325
Boulder prior to formation of Colorado newspaper partnership			336	132	86.7%	991

Total newspapers	6,449	(10.6)%	5,829	18,212	(5.2)%	17,316
Broadcast television	4,565	8.4%	4,984	14,257	3.2%	14,725
Interactive media	10,265		9,033	37,020		9,375
Licensing and other media	120	45.7%	221	442	33.4%	664
Corporate	378	32.4%	559	1,030	37.6%	1,651

Total	$27,128	(7.2)%	$25,307	$85,909	(51.3)%	$56,782

Gains (losses) on disposal of PP&E:
Scripps Networks	$(10)			$(104)		$(25)

Newspapers:
Newspapers managed solely by us	(161)	(91.7)%	$(84)	(196)	11.7%	(222)
JOAs and newspaper partnerships	1			9

Total newspapers	(160)	(90.5)%	(84)	(187)	15.8%	(222)
Broadcast television	(107)		(23)	(142)		200
Corporate						(18)

Gains (losses) on disposal of PP&E	$(277)		$(107)	$(433)		$(65)

Gain on formation of Colorado newspaper partnership				$3,535

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

Financial information for Scripps Networks is as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Operating revenues:
HGTV	$122,867	15.7%	$106,201	$382,555	14.6%	$333,815
Food Network	97,995	22.5%	80,013	305,011	19.8%	254,559
DIY	12,321	11.5%	11,055	37,538	13.5%	33,067
Fine Living	9,082	42.3%	6,382	27,715	42.3%	19,479
GAC	4,817	24.9%	3,857	14,623	35.3%	10,808
Other	1,713	6.6%	1,607	5,258	20.5%	4,364

Total segment operating revenues	$248,795	19.0%	$209,115	$772,700	17.8%	$656,092

Contribution to segment profit (loss):
HGTV	$79,343	19.1%	$66,612	$255,913	18.0%	$216,831
Food Network	61,360	36.5%	44,953	189,935	28.8%	147,500
DIY	102	(94.8)%	1,977	4,266	(23.3)%	5,561
Fine Living	1,947		(343)	6,021		(558)
GAC			(128)	407		(943)
Unallocated costs and other	(26,505)	(5.5)%	(25,128)	(83,480)	(9.8)%	(76,046)

Total segment profit	$116,247	32.2%	$87,943	$373,062	27.6%	$292,345

Homes reached in September (1):
HGTV				91,000	2.0%	89,200
Food Network				90,800	3.1%	88,100
DIY				39,000	11.4%	35,000
Fine Living				40,000	37.9%	29,000
GAC				44,300	13.6%	39,000

(1)	Approximately 94 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of DIY and Fine Living which are not yet rated by Nielsen and represent comparable amounts calculated by us.

DIY’s contribution to segment profit is lower in 2006 due to increases in expenses in preparation for the network becoming a Nielsen-rated service.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The trends and underlying economic conditions affecting each of our networks are substantially the same as those affecting all of our networks, primarily the demand for national advertising.

Operating results for Scripps Networks were as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Segment operating revenues:
Advertising	$191,752	17.6%	$162,987	$611,828	16.6%	$524,558
Network affiliate fees, net	49,039	12.4%	43,634	146,572	17.0%	125,233
Other	8,004		2,494	14,300		6,301

Total segment operating revenues	248,795	19.0%	209,115	772,700	17.8%	656,092

Segment costs and expenses:
Employee compensation and benefits	32,527	(14.4)%	28,439	93,891	(11.7)%	84,068
Programs and program licenses	52,197	(22.6)%	42,576	143,085	(11.4)%	128,390
Other segment costs and expenses	51,680	2.5%	53,002	173,214	(9.0)%	158,867

Total segment costs and expenses	136,404	(10.0)%	124,017	410,190	(10.5)%	371,325

Segment profit before joint ventures	112,391	32.1%	85,098	362,510	27.3%	284,767
Equity in income of joint ventures	3,856	35.5%	2,845	10,552	39.2%	7,578

Segment profit	$116,247	32.2%	$87,943	$373,062	27.6%	$292,345

Supplemental Information:
Billed network affiliate fees	$52,962		$48,074	$157,536		$140,494
Network launch incentive payments	1,992		8,667	5,082		17,937
Payments for programming less (greater) than program cost amortization	(16,606)		(12,571)	(56,103)		(28,210)
Depreciation and amortization	5,351		4,681	14,948		13,051
Capital expenditures	5,878		8,780	11,590		13,552
Business acquisitions and other additions to long-lived assets, primarily program assets	72,913		56,437	204,268		157,359

Advertising revenues increased due primarily to an increased demand for advertising time and higher advertising rates at our networks. In addition, revenues generated by our Internet sites also contributed to the increase in advertising revenues. Internet sites had revenues of $12.1 million in the third quarter of 2006 compared with $6.9 million in the third quarter of 2005. Year-to-date Internet revenues were $35.6 million in 2006 compared with $22.8 million in 2005.

The increase in network affiliate fees reflects both scheduled rate increases and wider distribution of the networks.

We expect total operating revenues at Scripps Networks to increase approximately 11% to 13% year-over-year in the fourth quarter of 2006.

Employee compensation and benefit expenses increased due to the hiring of additional employees to support the growth of Scripps Networks. In addition, the impact of expensing stock options increased employee compensation and benefits $0.9 million in the third quarter of 2006 and $2.7 million year-to-date.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building consumer awareness and expanding distribution of our network and online lifestyle brands is expected to increase total segment expenses approximately 8% to 10% year-over-year in the fourth quarter of 2006.

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

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Segment operating revenues:
Local	$35,449	0.6%	$35,245	$116,842	1.3%	$115,380
Classified	54,123	(0.7)%	54,500	175,507	5.6%	166,224
National	8,220	(21.5)%	10,475	27,569	(10.3)%	30,727
Preprint, online and other	36,128	10.1%	32,827	108,999	11.4%	97,882

Newspaper advertising	133,920	0.7%	133,047	428,917	4.6%	410,213
Circulation	30,530	1.8%	29,992	93,266	(1.0)%	94,234
Other	3,442	(1.8)%	3,504	11,805	2.1%	11,562

Total operating revenues	167,892	0.8%	166,543	533,988	3.5%	516,009

Segment costs and expenses:
Employee compensation and benefits	66,247	(0.3)%	66,026	199,592	(3.8)%	192,212
Newsprint and ink	20,150	(3.8)%	19,418	65,619	(11.3)%	58,971
Other segment costs and expenses	43,535	(11.9)%	38,912	128,842	(11.9)%	115,158

Total costs and expenses	129,932	(4.5)%	124,356	394,053	(7.6)%	366,341

Hurricane recoveries (losses), net	150			1,900		130

Contribution to segment profit	$38,110	(9.7)%	$42,187	$141,835	(5.3)%	$149,798

Supplemental Information:
Depreciation and amortization	$6,138		$5,116	$17,159		$15,206
Capital expenditures	5,948		3,534	13,218		8,501
Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets	2,045		516	25,090		586

Newspaper advertising revenues increased in the year-to-date period of 2006 due to increases in classified advertising and preprint, online and other advertising. The increase in classified advertising was primarily attributed to continued improvement in help wanted and real estate advertising. Increases in these categories helped offset declines in automotive advertising. The decrease in national advertising revenues was primarily attributed to significant declines in advertising from companies in the telecommunications and financial services industries.

Increases in preprint, online and other advertising reflect the continued development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused upon the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $8.6 million in the third quarter of 2006 compared with $6.1 million in the third quarter of 2005. Year-to-date Internet advertising revenues were $25.0 million in 2006 compared with $15.5 million in 2005. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

We expect total operating revenues at newspapers will increase slightly year-over-year in the fourth quarter of 2006.

Stock option expense recognized for the first time in 2006 increased employee compensation and benefits $0.8 million in the third quarter and $3.3 million year-to-date.

Newsprint and ink costs increased on similar increases in newsprint prices.

The increases in other segment costs and expenses is attributed to increased spending in online and print initiatives, primarily in our Florida markets.

We expect total costs and expenses to increase about 5% year-over-year in the fourth quarter of 2006.

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

Operating results for our JOAs and newspaper partnerships were as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$1,736		$(1,614)	$5,939	(63.0)%	$16,055
Cincinnati	5,341	(12.4)%	6,100	14,386	(16.1)%	17,138
Albuquerque	2,622	(5.8)%	2,783	7,958	(6.1)%	8,476
Colorado	402			957
Other newspaper partnerships and joint ventures	(15)	16.7%	(18)	131	(37.3)%	209

Total equity in earnings of JOAs included in segment profit	10,086	39.1%	7,251	29,371	(29.9)%	41,878
Operating revenues of JOAs	43	(76.2)%	181	147	(55.6)%	331

Total	10,129	36.3%	7,432	29,518	(30.1)%	42,209

JOA editorial costs and expenses:
Denver	5,973	0.5%	6,004	18,267	(0.4)%	18,198
Cincinnati	1,530	29.8%	2,178	5,131	16.8%	6,164
Albuquerque	1,058	1.9%	1,079	3,136	1.2%	3,173

Total JOA editorial costs and expenses	8,561	7.6%	9,261	26,534	3.6%	27,535

JOAs and newspaper partnerships contribution to segment profit:
Denver	(4,213)	43.5%	(7,454)	(12,236)		(1,857)
Cincinnati	3,812	(2.8)%	3,922	9,256	(15.7)%	10,974
Albuquerque	1,582	(8.1)%	1,721	4,876	(8.8)%	5,348
Colorado	402			957
Other newspaper partnerships and joint ventures	(15)	16.4%	(18)	131	(37.4)%	209

Total contribution to segment profit	$1,568		$(1,829)	$2,984	(79.7)%	$14,674

Supplemental Information:
Depreciation and amortization	$311		$377	$921		$1,119
Capital expenditures	125		527	1,153		1,452
Business acquisitions and other additions to long-lived assets	78		7,953	214		8,203

Additional depreciation incurred by the Denver News Agency reduced equity in earnings of JOAs by $3.0 million in the third quarter of 2006 and $9.1 million in the third quarter of 2005. Year-to-date equity in earnings of JOAs was reduced by $9.3 million in 2006. (See Note 5 to the Condensed Consolidated Financial Statements). Equity in earnings of JOAs was also impacted by lower advertising sales in our JOA markets.

The contribution to segment profit from JOA newspapers and other partnerships is expected to be about $4 million in the fourth quarter of 2006.

Gannett Newspapers has notified us of its intent to terminate the Cincinnati JOA upon its expiration in December 2007.

Broadcast Television – Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Operating results for broadcast television were as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Segment operating revenues:
Local	$44,740	(0.7)%	$45,048	$152,236	6.7%	$142,665
National	21,969	(7.6)%	23,780	75,503	2.3%	73,794
Political	11,660		1,004	15,347		1,482
Network compensation	1,583	15.4%	1,372	3,603	(14.4)%	4,209
Other	1,715	6.9%	1,604	5,186	(15.0)%	6,101

Total segment operating revenues	81,667	12.2%	72,808	251,875	10.4%	228,251

Segment costs and expenses:
Employee compensation and benefits	31,205	(2.8)%	30,355	96,396	(5.9)%	91,025
Programs and program licenses	11,844	3.1%	12,218	34,683	2.8%	35,680
Other segment costs and expenses	15,924	(2.6)%	15,521	49,198	(8.7)%	45,241

Total segment costs and expenses	58,973	(1.5)%	58,094	180,277	(4.8)%	171,946

Hurricane recoveries (losses), net						1,762

Segment profit	$22,694	54.2%	$14,714	$71,598	23.3%	$58,067

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$(5)		$227	$428		$(486)
Depreciation and amortization	4,565		4,984	14,257		14,725
Capital expenditures	3,076		3,495	6,072		6,803

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to the year-to-date increase in local and national advertising. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006. In addition, our broadcast television stations benefited from primary election campaigns and the resulting increase in political advertising during the second and third quarters of 2006. We expect total operating revenues at our broadcast television stations to increase about 20% year-over-year in the fourth quarter of 2006.

Stock option expense increased 2006 employee compensation and benefits $0.4 million in the third quarter and $2.2 million year-to-date.

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

Financial information for interactive media is as follows:

	Quarter Period			Year-to-date
( in thousands )	2006	Fav(Unf)	2005	2006	Fav(Unf)	2005
Segment operating revenues	$60,864	72.9%	$35,210	$184,472		$36,257

Segment profit	$8,957	22.5%	$7,309	$39,341		$7,667

Supplemental Information:
Depreciation and amortization	$10,265		$9,033	$37,020		$9,375
Capital expenditures	4,852		3,226	15,950		3,226
Business acquisitions and other additions to long-lived assets			189	372,157		535,984

On a pro-forma basis, assuming we had owned Shopzilla and uSwitch for all of 2006 and 2005, operating revenues for the third quarter would have been $60.9 million in 2006 and $41.0 million in 2005. Year-to-date operating revenues would have been $195 million in 2006 and $109 million in 2005. An increase in the use of comparison shopping sites by consumers has primarily contributed to the improvement in revenues.

Interactive media is expected to generate segment profits of about $26 million in the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provides approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Nine months ended September 30,
( in thousands )	2006	2005
Net cash provided by continuing operating activities	$412,407	$327,590
Net cash provided by discontinued operations	5,601	13,721
Proceeds from formation of Colorado partnership	20,029
Dividends paid, including to minority interests	(97,328)	(92,823)
Employee stock option proceeds	13,935	28,017
Excess tax benefits on stock awards	2,319
Other financing activities	(4,054)	(4,132)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$352,909	$272,373

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(384,985)	$(524,641)
Capital expenditures	(50,037)	(35,421)
Other investing activity	4,143	261
Repurchase Class A Common shares	(50,222)	(26,790)
Increase in long-term debt	138,838	325,818

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

In the third quarter of 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million. In October of 2006, we repurchased $13.8 million principal amountof our 4.25% notes due in 2009 for $13.3 million.

In the third quarter of 2006, we reached an agreement to sell the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. The sale of the stations is expected to be completed in multiple closings pending the timing of license transfers and other approvals by the Federal Communications Commission. We currently anticipate receiving approximately $98 million of the consideration in the fourth quarter of 2006. Receipt of the remaining consideration of approximately $72 million is expected to occur in 2007.

In the second quarter of 2006, we sold certain assets of our Shop At Home business to Jewelry Television for cash consideration of approximately $17 million. Cash expenditures associated with the termination of long-term agreements and employee termination benefits at Shop At Home totaled approximately $14.7 million through the third quarter of 2006. Expected future cash expenditures on remaining obligations totaled $2.2 million as of September 30, 2006.

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

In the third quarter of 2005, we reached agreement with Advance Publications, Inc., the publisher of the Birmingham News (“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect these cash distributions will approximate $50 million in 2006.

We expect to repurchase our Class A Common shares to offset the dilution resulting from our stock compensation programs each year. In 2006, we have repurchased 1.1 million shares at a total cost of $50.2 million. As of September 30, 2006, we are authorized to repurchase 3.1 million additional shares. The stock repurchase program can be discontinued at any time. In the fourth quarter of 2006, the Board of Directors authorized the company to repurchase up to 1.3 million shares in 2007.

We have a revolving credit facility expiring in June 2011 that permits aggregate borrowings up to $750 million. Total borrowings under the facility were $377 million at September 30, 2006.

Our access to commercial paper markets can be affected by macroeconomic factors outside of our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

In the fourth quarter of 2006, we filed a shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of public debt or equity securities may be issued, subject to Board of Directors approval. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long term and short term debt and the financing of acquisitions.

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

Our primary exposure to foreign currencies is the exchange rates between the US dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the US dollar increases in value relative to those currencies. Included in shareholders’ equity is $28.4 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the US dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency option. We held no foreign currency derivative financial instruments at September 30, 2006.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2006.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2006			As of December 31, 2005
( in thousands, except share data )	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$376,727	$376,727		$226,966	$226,966
6.625% notes due in 2007	99,986	100,631		99,975	102,638
3.75% notes due in 2008	39,207	39,141		48,705	48,705
4.25% notes due in 2009	99,695	96,856		99,623	96,975
4.30% notes due in 2010	149,820	144,626		149,784	144,939
5.75% notes due in 2012	199,279	202,040		199,185	205,580
Other notes	1,454	1,193		1,537	1,299

Total long-term debt including current portion	$966,168	$961,214		$825,775	$827,102

Financial instruments subject to market value risk:
Time Warner (common shares—2006, 2,011,000; 2005, 2,017,000)	$29,585	$36,665		$29,667	$35,173
Other available-for-sale securities	175	2,058		61	1,806

Total investments in publicly-traded companies	29,760	38,723		29,728	36,979
Other equity securities	7,455	(a	)	5,426	(a	)

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

We acquired uSwitch, the United Kingdom’s leading provider of online price comparison and switching for essential home services, on March 16, 2006. This business, included in our interactive media segment, has total assets of approximately $450 million, subject to final asset valuation. It is also a separate control environment. We have excluded this business from management’s evaluation of internal control over financial reporting, as permitted by the SEC, for the quarter ended September 30, 2006.

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.		Item
12		Ratio of Earnings to Fixed Charges

31	(a)	Section 302 Certifications

31	(b)	Section 302 Certifications

32	(a)	Section 906 Certifications

32	(b)	Section 906 Certifications

E-1