Form 10-K
period 2006-12-31
SCRIPPS E W CO /DE
filed 2007-03-01
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of Class A Common Shares of the Registrant held by non-affiliates of the Registrant, based on the $43.14 per share closing price for such stock on June 30, 2006, was approximately $3,753,000,000. All Class A Common Shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of January 31, 2007, there were 127,097,873 of the Registrant’s Class A Common Shares, $.01 par value per share, outstanding and 36,568,226 of the Registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2007 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report on Form 10-K for the Year Ended December 31, 2006

As used in this Annual Report on Form 10-K, the terms “Scripps,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

Additional Information

Our Company Web site is www.scripps.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this Web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

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

We are a diverse media concern with interests in national television networks (“Scripps Networks”), newspaper publishing, broadcast television, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page F-5 and Note 18 on page F-48 of this Form 10-K.

Scripps Networks

Scripps Networks includes five national lifestyle television networks and their affiliated Web sites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”). We conceived of and launched HGTV, DIY and Fine Living. We acquired a controlling interest in Food Network in 1997, and we acquired GAC in the fourth quarter of 2004. Scripps Networks also includes our 12% interest in FOX Sports Net South, a regional television network, and our networks operate internationally through licensing agreements and joint ventures with foreign entities. Scripps Networks produced approximately 42% of our total operating revenues in 2006, up from 39% in 2004.

HGTV began telecasting in 1994 and is successfully attracting viewers and serving advertisers by airing a full schedule of quality, original programming related to home repair, real estate, decorating, design, remodeling, and crafts. HGTV is distributed to more than 91 million U.S. households and is one of cable’s top-rated networks. The network’s branded programming also can be seen in 25 other countries. HGTV.com is the nation’s leading online home and garden destination that attracts an average of 4.5 million unique visitors per month.

Food Network, which began telecasting in 1993, is a unique lifestyle network that strives to surprise and engage its viewers with likable hosts, personalities, and the variety of things they do with food. Programming hits such as “Iron Chef,” “Emeril Live!” and “30-Minute Meals” have raised the network’s public profile and increased viewer interest and advertiser demand. Distributed to more than 91 million U.S. households and ten million Web site users, Food Network ranks first among food Web sites.

DIY began telecasting in 1999 and features detailed how-to, step-by-step programming and information on a variety of topics including auto repair, crafts, gardening, hobbies, home building, home improvement and woodworking. DIY’s distribution is approaching 42 million homes and the DIY Web site averages two million unique visitors per month.

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

GAC is a country music video network that began telecasting in 1996. GAC’s programming primarily features country music videos complemented by original programming, special musical performances and live concerts. GAC is available in more than 46 million households.

Our initial focus in launching a network is to gain distribution on cable and satellite television systems. To obtain long-term distribution contracts, we may make cash payments to cable and satellite television systems, provide an initial period in which a system’s affiliate fee payments are waived, or both. We also create new and original programming and undertake promotional and marketing campaigns designed to increase viewer awareness.

As the distribution of our networks increases, we make additional investments in the quality and variety of programming and increase the number of original programming hours offered on the network. Such investments are expected to result in increases in viewership, yielding higher advertising revenues.

Once a network is fully distributed, our strategy primarily focuses on optimizing the network’s ratings, revenue and profitability. We believe investments in high quality original programming and promotion of that programming are the primary drivers of ratings, revenue and profitability of a fully-distributed network.

HGTV and Food Network are generally distributed on the most widely available programming tiers offered by cable and satellite television systems. Each network reaches substantially all cable and satellite television households.

We continue to build the distribution of DIY, Fine Living and GAC. DIY and Fine Living are each among the top five cable television networks in terms of subscriber growth. GAC is among the top twenty. Distribution on the most widely available basic cable tier is limited and, accordingly, growth in the number of households reached by DIY, Fine Living and GAC is largely dependent on increases in the number of subscribers to the expanded digital programming tiers offered by cable and satellite television systems. We also continue to make investments in programming and promotional campaigns to increase viewer awareness of our developing networks.

Our relationships and agreements with cable and satellite television system operators are critical to our business as they provide us with both subscription revenue and access to an audience which we sell to advertisers. We believe we have good relationships with the cable and satellite television system operators that distribute our networks. We have been a leader in providing video-on-demand and similar programming services those systems use to enhance their digital programming tier offerings to subscribers.

We have also emerged as a leader in providing content specifically formatted for the growing number of video-on-demand and broadband services. We own approximately 95% of our original television programming, which gives us the capability to reformat archived video content for other uses, including the Internet. HGTVPro.com, our online channel for the building industry was launched in 2005 and has more than 700 videos and articles available on the site. The channel’s content is designed to appeal to professional builders, remodelers and contractors and includes professional-level best practices, tips and techniques, new product information, and trends in the industry. We have also launched HGTVKitchenDesign.com and HGTVBathDesign.com, online broadband programming services. We expect to continue to develop and launch additional broadband vertical networks within the shelter and food categories.

Advertising provided approximately 80% of Scripps Networks segment operating revenues in 2006. Advertising purchased on our networks usually seeks to promote nationally recognized consumer products and brands. We sell advertising time in both the upfront and scatter markets. The mix between the upfront and scatter markets is based upon a number of factors, including the demand for advertising time, economic conditions and pricing. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters.

Advertising is sold on the basis of audience size and demographics, price and effectiveness. We compete for advertising revenues with other local and national media, including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Audience size and demographics are directly related to the number of homes in which our networks can be viewed and our success in producing and promoting programming that is popular with our target audience. In reaching our target audience, we compete for consumers’ discretionary time with all other information and entertainment media. We believe we are a leader in providing advertisers with solutions to reach a range of audience demographics. Our lifestyle networks reach an audience that is highly interested in the products advertised on our networks. We also provide advertisers sponsorship opportunities and the availability to reach audiences through our broadband programming channels.

Cable and satellite television systems generally pay a per-subscriber fee in exchange for the right to distribute our programming. Network affiliate fees provided 19% of Scripps Networks’ segment operating revenues in 2006.

We compete with other national television networks for distribution on cable and satellite television systems. While no assurance can be given regarding renewal of our distribution contracts or our ability to negotiate renewals with similar terms, we have not lost carriage upon expiration in the past and have generally negotiated new agreements that provided an increase in the per-subscriber fee.

Programming accounted for approximately 36% of our networks’ segment costs and expenses in 2006. We produce original programming and acquire programming from a variety of independent production companies. We also license certain programming that airs on our networks. We believe there are adequate sources of creative and original programming to meet the needs of our networks.

Our networks require traffic systems to schedule programs and to insert advertisements within programs. We transmit our programming to cable and satellite television systems via satellite. Transponder rights are acquired under the terms of long-term contracts with satellite owners.

Employee costs accounted for approximately 23% of segment costs and expenses in 2006.

Multichannel video program distributors (“MVPDs”) such as cable television systems and direct broadcast satellite operators are subject to varying degrees of regulation by the Federal Communications Commission (“FCC”), and these requirements may directly affect the Company. The FCC, for example, requires that MVPDs close caption their programming for the benefit of hearing impaired viewers, and the Company is responsible for complying with this obligation.

New types of program requirements for MVPDs are being actively promoted. For example, some members of Congress have sought to apply the indecency regulations now applicable to broadcast programming to MVPD programming. Others have made efforts to require MVPDs to offer program channels on an “a la carte” basis or in smaller bundles, arguing that such offerings would give subscribers more choice to reject channels with indecent or otherwise objectionable content. The current FCC chairman has supported encouraging MVPDs to offer a la carte programming. In early 2006, the FCC’s Media Bureau issued a report contradicting an earlier study’s conclusions that a la carte sales would increase costs to most consumers and reduce program diversity. The regulation of programming is subject to the political process, and further changes in law and regulation may be anticipated. There can be no assurance that our business would not be adversely affected by new legislation or FCC regulations affecting MVPDs or their programming.

Newspap ers

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

Our newspapers contributed approximately 29% of our company’s total operating revenues in 2006, down from 38% in 2004.

Newspapers managed solely by us – Information regarding the markets in which we publish and solely manage daily newspapers and the circulation of these daily newspapers is as follows:

(in thousands) (1) Newspaper	2006	2005	2004	2003	2002
Abilene (TX) Reporter-News	31	30	33	33	34
Anderson (SC) Independent-Mail	35	36	37	38	39
Corpus Christi (TX) Caller-Times	52	50	58	61	63
Evansville (IN) Courier & Press	66	66	66	69	69
Henderson (KY) Gleaner	10	10	10	10	11
Kitsap (WA) Sun	30	30	30	30	31
Knoxville (TN) News Sentinel	117	117	120	121	118
Memphis (TN) Commercial Appeal	156	165	172	173	172
Naples (FL) Daily News	58	58	57	57	56
Redding (CA) Record-Searchlight	34	35	35	35	35
San Angelo (TX) Standard-Times	25	25	26	27	28
Treasure Coast (FL) News/Press/Tribune	102	100	102	100	98
Ventura County (CA) Star	86	89	92	93	94
Wichita Falls (TX) Times Record News	30	30	32	32	32

Total Daily Circulation	831	842	869	878	879

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands ) (1) Newspaper	2006	2005	2004	2003	2002
Abilene (TX) Reporter-News	39	40	42	42	44
Anderson (SC) Independent-Mail	40	41	43	44	44
Corpus Christi (TX) Caller-Times	71	71	76	78	80
Evansville (IN) Courier & Press	88	89	92	97	97
Henderson (KY) Gleaner	12	11	12	12	12
Kitsap (WA) Sun	33	33	33	34	36
Knoxville (TN) News Sentinel	147	150	153	155	154
Memphis (TN) Commercial Appeal	204	216	236	235	234
Naples (FL) Daily News	67	70	69	69	68
Redding (CA) Record-Searchlight	37	39	39	40	40
San Angelo (TX) Standard-Times	30	30	31	32	33
Treasure Coast (FL) News/Press/Tribune (2)	113	112	115	113	111
Ventura County (CA) Star	99	100	106	107	107
Wichita Falls (TX) Times Record News	34	35	36	36	37

Total Sunday Circulation	1,014	1,036	1,083	1,093	1,096

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the twelve-month periods ended September 30.
(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Our newspaper publishing strategy seeks to create local media franchises anchored by the market’s principal daily newspaper. Each newspaper manages its own news coverage, sets its own editorial policies and establishes local business practices. Our corporate staff sets the basic business, accounting and reporting policies, and provides other services and quality control. Additionally, certain centralized functions such as newsprint and paper procurement activities and information technology processes provide support for all of our newspapers.

We believe each of our newspapers has an excellent reputation for journalistic quality and content and that our newspapers are the leading source of local news and information in their markets. This strong brand recognition attracts readers and provides access to an audience which we sell to advertisers.

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

Our newspapers also operate Internet sites, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising, particularly classified advertising has become one of the fastest growing revenue sources at our newspapers. Together with the mass reach of the daily newspaper, the Internet sites and niche publications enable us to maintain our position as a leading media outlet in each of our newspaper markets.

To protect and enhance our market position we must continually launch new products, offer good, relevant local content, ensure quality service, invest in new technology and cross-brand our newspapers, Internet sites and niche publications. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video or audio.

Advertising provided approximately 80% of newspaper segment operating revenues in 2006. Newspaper advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, are classified into one of three categories: local, classified or national. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National ROP refers to any advertising purchased by businesses that operate beyond our local market and who typically procure advertising from numerous newspapers by using advertising agency services. Preprint advertisements are generally printed by advertisers and inserted into the newspaper. Internet advertising ranges from simple static banners and listings appearing on a Web page to more complex, interactive, animated and video advertisements.

Advertising revenues on a given volume of local and national ROP advertisements are generally greater than the revenues earned on the same volume of preprinted and other advertisements. Most of our newspaper markets have experienced a consolidation of retail department stores and the growth of discount retailers. Discount retailers do not traditionally rely on newspaper ROP advertising to deliver their commercial messages. The combination of these trends has resulted in a shift in advertiser demand away from the purchase of local ROP advertising and to the purchase of pre-printed advertising supplements. In response to changing advertising trends, we have launched new products in each of our markets and continually work to upgrade our advertising sales force by providing them with advanced training and innovative sales strategies. These techniques have been effective in generating advertising sales from new customers and replacing some of the lost advertising revenue from our traditional customers.

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

Typically, because it generates the largest circulation and readership, advertising rates and volume are higher on Sundays. Due to increased demand in the spring and holiday seasons, the second and fourth quarters have higher advertising revenues than the first and third quarters.

Circulation provided approximately 17% of newspaper segment operating revenues in 2006. Circulation revenues are produced from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines. Our newspapers seek to provide quality, relevant local news and information to their readers. We compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a provider of local news and information.

Employee costs accounted for approximately 52% of segment costs and expenses in 2006. Our workforce is comprised of a combination of non-union and union employees. See “Employees.”

We consumed approximately 128,000 metric tons of newsprint in 2006. Newsprint is a basic commodity and its price is subject to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint capacity and increased the likelihood of future price increases.

We also operate Media Procurement Services (“MPS”), a wholly-owned subsidiary company. MPS provides newsprint and other paper procurement services for both our newspapers and other non-affiliated newspapers and printers. By combining the purchasing requirements of several companies for newsprint and other services, MPS is able to negotiate more favorable pricing with newsprint producers. MPS purchases newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe our supply sources are sufficient.

Newspapers operated under JOAs and partnerships – Three of our newspapers are operated pursuant to the terms of JOAs. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continued operation of both newspapers in that market.

Each newspaper maintains a separate and independent editorial operation.

In 2006, we formed a partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We receive a share of the partnerships’ profits equal to our 50% residual interest.

Information regarding the markets in which we publish a daily newspaper pursuant to the terms of a JOA and the daily circulation of these newspapers are as follows:

(in thousands ) (1) Newspaper	2006	2005	2004	2003	2002
Albuquerque (NM) Tribune	11	12	13	15	16
Cincinnati (OH) Post	30	34	39	45	49
Denver (CO) Rocky Mountain News (2)	256	263	275	289	305

Total Daily Circulation	297	310	328	348	370

Sunday circulation information is as follows:

(in thousands ) (1) Newspaper	2006	2005	2004	2003	2002
Denver (CO) Rocky Mountain News (2)	694	725	751	786	789

(1)	Based on Audit Bureau of Circulation Publisher’s Statements for the six-month periods ended September 30.
(2)	The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation represents the Monday through Friday circulation of the Rocky Mountain News.

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett Co. Inc. (“Gannett”) has notified us of its intent to terminate the Cincinnati JOA upon its expiration at the end of 2007.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The combined operations of the Denver newspapers are jointly managed by the partners. We have no management responsibilities for the combined operations of the other two JOAs.

The operating profits earned from the combined operations of each newspaper in a JOA are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and about a 20% to 25% share of the Cincinnati JOA profits.

Our share of the operating profits of the combined newspaper operations in each JOA market and our newspaper partnerships is affected by similar operational, economic and competitive factors included in the discussion of newspapers managed solely by us.

Broadcast Television

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households.

Our broadcast television stations provided approximately 15% of our total operating revenues in 2006, down from 18% in 2004.

Information concerning our broadcast television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Expires in/ DTV Service Commenced	FCC License Expires in		Rank of Mkt (1)	Stations in Mkt (2)	Station Rank in Mkt (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)
WXYZ-TV	Detroit, Ch. 7 Digital Service Status	ABC 41	2010 1998	2005	(6)	11	9	1	1.7%	12
WFTS-TV	Tampa, Ch. 28 Digital Service Status	ABC 29	2010 1999	2013		12	12	4	1.6%	6
KNXV-TV	Phoenix, Ch. 15 Digital Service Status	ABC 56	2010 2000	2006	(6)	13	15	4	1.5%	7
WEWS-TV	Cleveland, Ch. 5 Digital Service Status	ABC 15	2010 1999	2005	(6)	17	11	1	1.4%	11
WMAR-TV	Baltimore, Ch. 2 Digital Service Status	ABC 52	2010 1999	2012		24	6	3	1.0%	6
KSHB-TV	Kansas City, Ch. 41 Digital Service Status	NBC 42	2010 2003	2006	(6)	31	8	4	0.8%	8
KMCI-TV	Lawrence, Ch. 38 Digital Service Status	Ind. 36	N/A 2003	2014		31	8	6	0.8%	2
WCPO-TV	Cincinnati, Ch. 9 Digital Service Status	ABC 10	2010 1998	2005	(6)	33	7	2	0.8%	13
WPTV-TV	W. Palm Beach, Ch. 5 Digital Service Status	NBC 55	2010 2003	2005	(6)	38	9	1	0.7%	14
KJRH-TV	Tulsa, Ch. 2 Digital Service Status	NBC 56	2010 2002	2006	(6)	62	10	3	0.5%	9

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.
(2)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(3)	Station Rank in Market is based on Average Audience Share as described in (5).
(4)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.
(5)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.
(6)	Renewal application pending. Under FCC rules, a license automatically is extended pending FCC processing and granting of the renewal application. Historically, we have been successful in renewing our expiring FCC licenses.

Our broadcast television strategy is to optimize the ratings, revenue and profit potential of each of our stations. Local news talent and the effective promotion of network and syndicated programs are the primary drivers of the ratings, revenue and profitability of our stations. In addition, we operate Internet sites covering each of our broadcast television markets. Our Internet sites provide supplemental news, weather, and entertainment content. We believe the opportunities afforded by digital media, such as digital multi-casting, streaming, video-on-demand and podcasts of local news and information programs are important to our future success. We also believe that there is demand for real-time news, particularly traffic and weather, delivered to mobile devices such as cell phones and personal digital assistants (PDAs). We devote substantial energy and resources to integrating such media into our business.

National television networks offer a variety of programs to affiliated stations, which have a limited right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and compensate affiliated stations for carrying network programming. Affiliated television stations may share in the cost of certain network programming, which is deducted from such compensation. The network affiliation agreements for our nine affiliated stations are not due to expire until 2010.

In addition to network programming, our broadcast television stations produce their own programming and air programming licensed from a number of different independent program producers and syndicators. News is the primary focus of our locally produced programming. To differentiate our programming from that of national networks available on cable and satellite television and other entertainment media, our stations have emphasized and increased hours dedicated to local news and entertainment. To this end, our six ABC affiliated stations benefited in 2006 when Monday Night Football moved to ESPN. The weekly football broadcast from September to January disrupted the cycle of our 11 p.m. news broadcast.

The sale of local, national and political commercial spots accounted for 97% of broadcast television segment operating revenues in 2006. In addition to advertising time, we also offer additional marketing opportunities, including sponsorships, community events, and advertising on our Internet sites.

Advertising revenues are also influenced by various cyclical factors, particularly the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Advertising revenues also are affected by whether our stations are affiliated with the national networks broadcasting major events, such as the Olympics or the Super Bowl. In 2006, our ABC affiliated stations benefited from the broadcast of the Super Bowl in February and our NBC affiliated stations benefited from the broadcast of the Winter Olympics. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters.

Our television stations compete for advertising revenues primarily with other local media, including other local television stations, radio stations, cable television systems, newspapers, other Internet sites and direct mail. Competition for advertising revenue is based upon audience size and share, demographics, price and effectiveness.

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 19% of total segment costs and expenses in 2006.

Our broadcast television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Employee costs accounted for approximately 53% of segment costs and expenses in 2006.

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

The FCC has adopted a series of orders to implement the ongoing transition from an analog system of broadcast television to a digital transmission system. It granted most television stations a second channel on which to begin offering digital service, and each of our broadcast stations now offers digital as well as analog broadcast service. Congress has set February 17, 2009, as the firm deadline for completing the digital transition and the return of broadcasters’ analog spectrum.

A substantial number of technical, regulatory and market-related issues remain unresolved regarding the transition to digital television. These issues include the timeliness with which the FCC can finalize the allocation of a digital channel and service area to each broadcast station and otherwise prepare for the repurposing of spectrum now used for analog broadcasting; whether the FCC will adopt new rules affecting broadcasters’ use of their digital spectrum; when and how Congress or the FCC will further address cable and satellite carriage of digital programming; concerns over protecting broadcasters’ digital signal coverage, including protecting broadcast signals from harmful interference from new users of former broadcast spectrum; protecting digital broadcast signals from illegal copying and distribution; and uncertainty over the level of consumer demand for new digital services. We cannot predict the effect of these uncertainties on our offering of digital service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Our network-affiliated stations have generally elected to negotiate retransmission consent agreements, while independent station KMCI relies on must-carry rights. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. While the FCC has announced that a television station’s primary digital video transmission will enjoy cable must-carry rights, the FCC has declined to require carriage of a digital signal in addition to the station’s analog signal or to require carriage of the multiple program streams that broadcasters can present with digital technology. The FCC has not yet addressed satellite carriers’ obligations to carry local stations’ digital signals except per congressional direction in Hawaii and Alaska.

Interactive Media

Interactive media includes our online comparison shopping services, Shopzilla and uSwitch. Shopzilla, acquired on June 27, 2005, operates a comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. uSwitch, acquired on March 16, 2006, operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband Internet and personal finance products primarily in the United Kingdom. The acquisitions of these businesses has enabled us to capitalize on the rapid growth and rising profitability of specialized Internet search businesses. On a pro-forma basis, assuming we had owned uSwitch for all of 2006, interactive media would have produced 11% of our total operating revenues.

Shopzilla operates its comparison shopping service on proprietary Web sites, including Shopzilla.com and BizRate.com, in the United States. Shopzilla also operates the BizRate consumer feedback network that collects millions of consumer reviews of stores and products each year. Shopzilla began operating comparison shopping sites serving the United Kingdom, France and Germany in 2004 and 2005.

Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Consumers use the information on our site to search for products and then narrow their choices by the specific criteria that match their needs. These criteria include price, brand, product reviews, and other product attributes. Our comparison shopping service enables consumers to find and compare products online conveniently and effectively, reducing the need to visit the Internet sites of multiple online merchants. We provide consumers with a deep link to the Internet site of participating merchants, enabling consumers to quickly purchase products in which they have an interest. Our service enables merchants to generate sales cost-effectively by connecting them with consumers who are actively shopping for their products and services.

Online shopping in the United States continues to increase as consumers become more aware and accepting of its convenience and ease. At the same time, search engines and other online tools that assist consumers are being utilized on an increased basis. We believe Shopzilla is well positioned to benefit from such trends.

Our service is free to the consumer. Shopzilla earns revenue primarily from referrals provided to participating online merchants. Lead referrals occur when consumers using our site click through to participating online retailers. Our operating results are dependent upon our ability to continually attract customers to our Internet site in a cost effective manner and provide relevant product and merchant information to consumers.

The volume of referrals and the average revenue per referral are influenced by factors such as seasonality and product mix. The holiday season generally drives an increase in online shopping, and, therefore, our revenues in the fourth quarter are typically higher than in other quarters.

Marketing costs intended to attract traffic to our comparison shopping sites and costs to operate and develop our Internet sites are our primary expenses.

Consumers enter our site directly (“free traffic”) and come to our site through links from general search engines and other Internet sites. We have begun to leverage the cross-

promotional power of all of our media businesses to brand Shopzilla. Specifically, we have used our media businesses to drive traffic to Shopzilla via links on virtually all of our Web sites, our lifestyle networks and TV stations have promoted Shopzilla, and our newspapers have run ads and created a Shopzilla-branded, Smart Shopper column. Additionally, we purchase performance-based advertising from search engines and other Internet sites to expose our brand to consumers who are researching areas in which we provide services. This advertising generally consists of keyword-based purchases, generally pursuant to contracts which we may terminate on 30 days notice. We continually monitor our keyword campaigns and adjust them to achieve better results. We also enter into distribution agreements with companies that wish to feature our comparison shopping content on their Web sites. We either pay these companies a cost-per-click fee, or share the revenues we charge our merchants when consumers link from these distribution partner Web sites to a merchant Web site.

uSwitch is a free, impartial online and phone-based comparison and switching service that helps customers compare prices on a range of services including gas, electricity, home phone, broadband providers and personal finance products. Our aim is to help customers take advantage of the best prices and services offered by suppliers. The company has developed a series of calculators that evaluate a number of key factors including price, location, service and payment method, and advises customers on the best deal to suit their needs.

uSwitch has agreements with suppliers across all our services, and we earn revenue by providing suppliers with complete switches or referrals. We earn a commission for each switch or referral based on the terms of the contract with the supplier. Our commercial relationships are in place to help make the switching process as convenient as possible for our customers, and in some cases we can offer exclusive deals that are not available directly from the supplier. They also enable us to keep this a free service.

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

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips and retain the rights to license the characters. “Peanuts” provides approximately 94% of our licensing revenues. Licensing of comic characters in Japan provides approximately 42% of our international revenues, which are approximately $55 million annually.

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee’s sales. We generally negotiate a fixed fee for the use of our copyrighted characters for promotional and advertising purposes. We generally pay a percentage of gross syndication and licensing royalties to the creators of these properties.

We also represent the owners of other copyrights and trademarks, including Raggedy Ann and Precious Moments, in the U.S. and international markets. Services offered include negotiation and enforcement of licensing agreements and collection of royalties. We typically retain a percentage of the licensing royalties.

Employees

As of December 31, 2006, we had approximately 9,000 full-time equivalent employees, of whom approximately 5,300 were with newspapers, 1,200 with Scripps Networks, 1,600 with broadcast television, 500 with Interactive media and 200 with licensing and other media. Various labor unions represent approximately 1,200 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

Item 1a.	Risk Factors

For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations, identified elsewhere in this report, the most significant factors affecting our operations include the following:

Changes in economic conditions in the United States, the regional economies in which we operate or in specific economic sectors could adversely affect the profitability of our businesses.

Approximately 80% of our revenues in 2006 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues. A decline in economic conditions could also impact consumer discretionary spending. Such a reduction in consumer spending may impact the volume of online shopping, which could adversely affect our comparison shopping business.

Advertising and marketing spending by our customers is subject to seasonal and cyclical variations.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters. Referral fee revenues are highest in the fourth quarter due in part to increased online shopping during the holiday season. In addition, advertising revenues in even-numbered years benefit from political advertising. If a short-term negative impact on our business was to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of that business for the year.

We face significant competition for advertising and marketing revenues.

All of our marketing service businesses are subject to competition for advertising and marketing revenues. We compete for advertising revenues with other local and national media, including television networks, television stations, radio stations, newspapers, Internet sites and direct mail. Advertising is sold on the basis of audience size and demographics, price and effectiveness. Audience size and demographics are generally related to our success in creating news and entertainment content whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create content and programming that meets these changing preferences. If our product offerings do not achieve sufficient consumer acceptance, our audience share may be adversely affected. Declines in such audience shares could result in a reduction in advertising revenue.

Our interactive media businesses compete for marketing services revenues with other comparison shopping services, general search engines, and other providers of information on shopping and essential home services. Our ability to maintain our relationship with participating retailers and service providers is largely dependent on our ability to provide them a cost effective means of attracting business.

In order to maintain the confidence of participating retailers, our online comparison shopping services must monitor and detect “click fraud” by persons seeking to increase the fees paid by participating retailers rather than to view the merchandise. If we are unable to detect and stop it, click fraud could damage our brand and could result in the return of referral fees to participating retailers.

Our traditional media businesses face substantial competition for advertising revenues with non-traditional digital media.

Competition for advertising revenue is increasingly intense with digital media platforms. The popularity of the Internet and low barriers to entry have led to a wide variety of alternatives available to advertisers and consumers. As media audiences fragment, advertisers are increasing the portion of their advertising budgets allocated to non-traditional media, such as Internet sites and search engines. Internet sites and search engines can offer more measurable returns than traditional media advertising through pay-for-performance and keyword-targeted advertising. We also compete with companies that sell products and services online because these companies are trying to attract users to their Internet sites directly to search for information about their products and services.

In recent years, Internet sites dedicated to help-wanted, real estate and automotive have become significant competitors for classified advertising. Entities with a large Internet presence are entering the classified market, heightening the risk of continued erosion. Although the amount of advertising on our Internet sites has been increasing, we may experience a decline in advertising revenues if we are unable to attract advertising to our Internet sites in sufficient volume or at rates comparable to that of our traditional media businesses.

Decreases, or slow growth, in circulation adversely affects our circulation revenues and also our advertising revenues.

In recent years the newspaper industry has had difficulty increasing circulation volume and revenues. Since 2001 the daily and Sunday circulation of our newspapers has declined approximately 5%. The declines are due, in part, to competition from other forms of media, particularly the Internet. Regular newspaper buying has declined, particularly among young people who increasingly rely on the Internet and other non-traditional media for news. The increased use of such non-traditional media, which is often available at no cost, challenges the traditional media model, in which quality journalism and content is primarily supported by advertising revenues.

A prolonged decline in circulation copies could have an effect on the rate and volume of advertising, which are dependent on the size and demographics of the audience we provide to our advertisers. To maintain our circulation base, we may incur additional costs. We may not be able to recover these costs through increased circulation and advertising revenues.

Television viewing audiences have fragmented, and further fragmentation could adversely affect our advertising revenues.

The expanded availability of digital cable television and the introduction of direct-to-home satellite distribution have greatly increased the options available to the viewing public. In addition, technological advancements in the video, telecommunications and data services industry are occurring rapidly. Advances in technologies such as personal video recorders, video-on-demand and streaming video on broadband Internet connections enable viewers to time-shift programming or to skip commercial messages. These changes have subjected Scripps Networks and our broadcast television stations to increased competition and to new types of competition for both viewers and advertising revenues.

Continued fragmentation of the television audience and technological developments could affect the viewership levels of our television businesses. Reductions in viewership levels could result in decreases in advertising revenues. Our ability to anticipate and adapt to changes in technology and consumer tastes on a timely basis and exploit new sources of revenue from these changes is critical to our ability to increase our advertising revenues and remain competitive.

We purchase keyword advertising on general search engines to attract consumers to our interactive media Web sites.

We attract traffic to our interactive media Web sites through search results displayed by Google, Yahoo! and other popular general search engines. Search engines typically provide two types of search results, algorithmic listings and sponsored listings. We rely on both algorithmic and sponsored listings to attract consumers to our comparison shopping Internet site.

Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. Modification of such algorithms may result in fewer consumers clicking through to our Internet site.

We also rely on purchased listings to attract consumers to our Web sites. Many general search engines also operate Internet shopping services. Modification or termination of our contractual relationships with general search engines to purchase keyword advertising could result in fewer consumers clicking through to our Internet site. We may incur additional expenses to replace this traffic.

Approximately 30% to 40% of our referral fee revenues in 2006 were with a general search engine and a change in this relationship could harm our business.

In August 2002, we entered into the first of three agreements with a general search engine to participate in its sponsored links program. Under each of these agreements, pursuant to a contractual agreement that expires in October 2008, we display listings from the search engine’s advertisers as a part of our service. We receive a share of the revenues earned by the search engine when consumers visit the advertisers’ Web sites. Our revenues could be affected if this agreement was not renewed upon expiration or if the agreement was not renewed on similar terms.

Our interactive media businesses are subject to online security risks, including security breaches and identity theft.

Our interactive media businesses transmit confidential information over public networks. A significant number of participating retailers authorize us to bill their credit cards directly for referrals provided to the retailer. Consumers switching essential home services provide sensitive personal data when completing contracts with the service providers. We rely upon encryptions and authentication technology provided by third parties to secure transmission of such confidential information.

Our Web site infrastructure is vulnerable to computer viruses and similar disruptions, and we may be subject to “denial-of-service” attacks that might make our Web sites unavailable for periods of time.

Scripps Networks is dependent upon the maintenance of distribution agreements with cable and satellite distributors on acceptable terms.

We enter into long-term contracts for the distribution of our networks on cable and satellite television systems. Our long-term distribution arrangements enable us to reach a large percentage of cable and direct broadcast satellite households across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms, we may lose distribution rights.

The loss of a significant number of affiliation arrangements on basic programming tiers could reduce the distribution of our national television networks, thereby adversely affecting affiliate fee revenue, our ability to sell advertising or the rates we charge for such advertising.

Our networks that are carried on digital tiers are dependent upon the continued upgrade of cable systems to digital capability and the public’s continuing acceptance of, and willingness to pay for upgrades to digital cable as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. In 1996, the two largest cable television system operators provided service to approximately 22% of households receiving cable or satellite television service. They provide service to approximately 44% of these households today, with the two largest satellite television operators providing service to an additional 30% of such households.

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

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.

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

We may grow through acquisitions in certain markets, and we may also consider the acquisition of businesses that fall outside our traditional lines of business. For example, in recent years we have acquired GAC, but have also acquired Shopzilla and uSwitch which are outside our traditional lines of business. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by recent amendments to U.S. federal securities laws and regulations) until we have fully integrated those acquired businesses.

The failure to manage growth of our interactive media segment could harm our business.

We are expanding the number of employees, facilities and infrastructure of our interactive media businesses in the United States and internationally. We expect that further investment will be required as we continue to expand into new product lines and geographic areas.

We must add new hardware and update software to accommodate the increased traffic to our Web sites. Failure to upgrade our technology, security infrastructure or network infrastructure to support the increased transaction volume could result in unanticipated system disruptions, slow response times or poor consumer experiences.

There are risks associated with the international operations of our interactive media businesses, which we plan to continue to expand.

We acquired uSwitch in March 2006 and during 2006 have invested in the expansion of Shopzilla into the European market. We plan to expand the uSwitch brand into the United States and Europe. We have only limited experience in many of the countries in which we expect to expand our interactive media businesses. Expansion into international markets requires management attention and resources and requires us to tailor our comparison shopping services to local cultures, regulations and standards.

Risks of doing business internationally also include compliance with differing regulatory requirements, which may include regulation of Internet services, banking, taxation and money transfer.

Because our international operations conduct business in the currency of their home country and we report our financial results in U.S. dollars, our operating results are impacted by changes in currency exchange rates. If the U.S. dollar weakens, translation of foreign-currency denominated transactions will result in increases in operating revenues, operating expenses and net income. Operating revenues, operating expenses and net income would decrease if the U.S. dollar strengthens against such foreign currencies.

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

Employee compensation and benefits account for approximately 39% of our total operating expenses. Our profitability is substantially affected by costs of pension benefits and other employee benefits. In recent years, we have experienced significant increases in these costs as a result of macro economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

Our business depends on our intellectual property, including internally developed technology and data resources and brand identification and journalistic reputation. We attempt to protect these intellectual property rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We file applications for patents, trademarks, and other intellectual property registrations where we deem it appropriate to our business, but such applications may not result in the issuance of patents, registered trademarks, service marks or other intellectual property registrations. In addition, even if such registrations are issued, they may not fully protect all important aspects of our business and there is no guarantee that our business does not or will not infringe upon intellectual property rights of others. Furthermore, intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions. In the future, we may need to litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. This litigation could potentially be expensive and possibly divert the attention of our management.

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

Our Common Voting shares are principally held by The Edward W Scripps Trust, and this control could create conflicts of interest or inhibit potential changes of control.

We have two classes of stock: Common Voting shares and Class A Common shares. Holders of Class A Common shares are entitled to elect one-third of the Board of Directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting shares are entitled to elect the remainder of the Board and to vote on all other matters. Our Common Voting shares are principally held by The Edward W Scripps Trust, which holds 88% of the Common Voting shares. As a result, the trust has the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common shares could be adversely affected.

Item 1b.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

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

Interactive media operates from leased facilities in Los Angeles and London, as well as separate leased co-location facilities in Los Angeles and Houston. We anticipate expanding co-location facilities and infrastructure to support the growth of our interactive media businesses. Substantially all of our equipment is owned by our interactive media businesses.

Item 3.	Legal Proceedings

We are involved in litigation arising in the ordinary course of business, such as defamation actions and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kenneth W. Lowe	56	President, Chief Executive Officer and Director (since October 2000)

Richard A. Boehne	50	Chief Operating Officer (since March 2006), Executive Vice President (since 1999)

Joseph G. NeCastro	50	Executive Vice President and Chief Financial Officer (since March 2006), Senior Vice President and Chief Financial Officer (2002 to 2006); Senior Vice President and Chief Financial Officer, Penton Media, Inc. (1998 to 2002)

Mark G. Contreras	45	Senior Vice President /Newspapers (Since March 2006); Vice President/Newspaper Operations (2005 to 2006); Senior Vice President, Pulitzer, Inc. (1999 to 2004)

Anatolio B. Cruz III	48	Senior Vice President and General Counsel (Since March 2004); Vice President, Deputy General Counsel and Assistant Secretary, BET Holdings, Inc. (1999 to 2004)

Mark S. Hale	48	Senior Vice President/Technology Operations (since August 2006); Vice President/Technology Operations (2005 to 2006), Executive Vice President of Scripps Networks, LLC (1998 to 2005)

John F. Lansing	49	Senior Vice President/Scripps Networks (since February 2006); President, Scripps Networks, LLC (Since January 2005); Executive Vice President, Scripps Networks, LLC (January 2004 to January 2005); Senior Vice President/Television (2002 to 2005); Vice President/Television (2001 to 2002); Vice President/General Manager, WEWS-TV (1997 to 2001)

Tim A. Peterman	39	Senior Vice President/Interactive Media (since November 2005); Vice President/Corporate Development (2002 to 2005); Chief Financial Officer/Broadcast Division, Chief Financial Officer/Cable Television Network Division, USA Networks (1999 to 2002)*

William B. Peterson	63

Senior Vice President/Television Station Group (Since May 2004); Vice President/Station Operations (January 2004 to May 2004); Vice President/General Manager, WPTV-TV (2001 to 2004);

Vice President/General Manager, WRAL-TV (1999 to 2001)

Jennifer L. Weber	40	Senior Vice President/Human Resources (since September 2005); Principal, Towers Perrin (2001 to 2005); Human Resources Consultant, Towers Perrin (1994 to 2001)

*	Effective February 22, 2007, Tim A. Peterman returned to a corporate development role for the Company under the title Senior Vice President/Corporate Development.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” There are approximately 53,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

Quarter	1st	2nd	3rd	4th	Total
2006
Market price of common stock:
High	$50.63	$47.43	$48.02	$51.09
Low	44.36	42.91	40.86	47.34
Cash dividends per share of common stock	$0.11	$0.12	$0.12	$0.12	$0.47

2005
Market price of common stock:
High	$49.25	$52.91	$51.19	$50.50
Low	45.91	47.80	47.25	44.85
Cash dividends per share of common stock	$0.10	$0.11	$0.11	$0.11	$0.43

The following table provides information about Company purchases of Class A Common shares during the quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Max. Number of Shares that May Yet Be Purchased Under the Plan or Programs
10/1/06 - 10/31/06	154,000	$48.78	154,000	2,983,000
11/1/06 - 11/30/06	133,000	49.44	133,000	2,850,000
12/1/06 - 12/31/06				2,850,000

Total	287,000	$49.09	287,000	2,850,000

Under a share repurchase program authorized by the Board of Directors on October 24, 2004, we are authorized to repurchase up to 5.0 million Class A Common shares. A total of 1.4 million shares were repurchased in 2006 at prices ranging from $41 to $50 per share. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Performance Graph – Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2001, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG THE E.W. SCRIPPS COMPANY,

S&P 500 INDEX AND PEER GROUP INDEX

	2001	2002	2003	2004	2005	2006
E.W. SCRIPPS	100.00	117.53	144.79	149.68	150.19	157.78
OLD PEER GROUP INDEX	100.00	113.66	134.72	125.68	96.38	96.12
S&P 500 INDEX	100.00	77.90	100.25	111.15	116.61	135.03
NEW PEER GROUP INDEX	100.00	105.03	131.66	132.63	106.43	117.80

ASSUMES $100 INVESTED ON DEC. 31, 2001

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2006

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. As a result of our recent acquisitions of the online comparison shopping businesses, Shopzilla and uSwitch, and the continued growth of our national television networks, we revised our peer group index in 2006. The companies that comprise the new peer group are Belo Corporation, Discovery Holding Company, Gannett Co. Inc., IAC/Interactive Corporation, Media General, Inc., News Corporation, Tribune Company, Viacom, Inc., and the Washington Post Company.

The old peer group was comprised of Belo Corporation, Gannet Co. Inc., Knight Ridder, Inc., Lee Enterprises, Inc., The New York Times Company, Tribune Company, and the Washington Post Company.

The peer group index is weighted based on market capitalization.

Item 6 .	Selected Financial Data

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

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

The Controls and Procedures required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.

The Proxy Statement will be filed with the Securities and Exchange Commission on or before March 31, 2007.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned “Compensation Discussion and Analysis” and “Compensation Tables” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the material captioned “Report on the Security Ownership of Certain Beneficial Owners” and “Report on the Security Ownership of Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the materials captioned “Corporate Governance” and “Report on Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the material captioned “Report of the Audit Committee of the Board of Directors” in the Proxy Statement.

PAR T IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Supplemental Schedule

(a)	The consolidated financial statements of Scripps are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 1, 2007, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

THE E. W. SCRIPPS COMPANY

Dated: March 1, 2007	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 1, 2007.

Signature	Title

/s/ Kenneth W. Lowe	President, Chief Executive Officer and Director
Kenneth W. Lowe	(Principal Executive Officer)

/s/ Joseph G. NeCastro	Executive Vice President and Chief Financial Officer
Joseph G. NeCastro

/s/ William R. Burleigh	Chairman of the Board of Directors
William R. Burleigh

/s/ John H. Burlingame	Director
John H. Burlingame

/s/ David A. Galloway	Director
David A. Galloway

/s/ Jarl Mohn	Director
Jarl Mohn

/s/ Nicholas B. Paumgarten	Director
Nicholas B. Paumgarten

/s/ Jeffrey Sagansky	Director
Jeffrey Sagansky

/s/ Nackey E. Scagliotti	Director
Nackey E. Scagliotti

/s/ Edward W. Scripps	Director
Edward W. Scripps

/s/ Paul K. Scripps	Director
Paul K. Scripps

/s/ Ronald W. Tysoe	Director
Ronald W. Tysoe

/s/ Julie A. Wrigley	Director
Julie A. Wrigley

The E. W. Scripps Company

Selected Financial Data Eleven-Year Financial Highlights
(in millions, except per share data)

	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)
Summary of Operations (11)
Operating revenues:
Scripps Networks	$1,052	$903	$724	$535	$415	$337	$296	$213	$133	$57	$30
Newspapers	716	701	676	664	655	649	653	622	593	473	415
Broadcast television	364	318	342	304	305	278	343	312	331	331	323
Interactive Media	271	99
Licensing and other media	95	106	104	105	90	89	97	93	89	80	75
Corporate	1
Intersegment eliminations	(3)

Total segment operating revenues	2,496	2,127	1,846	1,609	1,466	1,352	1,389	1,240	1,145	942	843
Divested operating units (1)							11	23	25	44	61
RMN pre-JOA operating revenues (2)						12	221	210	200	197	183
Boulder prior to formation of Colorado newspaper partnership (3)	2	28	28	27	27	28	34	32	30	10

Total operating revenues	$2,498	$2,155	$1,874	$1,636	$1,493	$1,392	$1,654	$1,505	$1,401	$1,193	$1,086

Segment profit (loss):
Scripps Networks	$517	$414	$304	$204	$125	$76	$69	$34	$6	$(9)	$(14)

Newspapers managed solely by us	189	204	201	222	227	218	228	233	220	184	145
JOAs and newspaper partnerships (9)	7	15	36	37	34	12	28	30	29	26	19
Boulder prior to formation of Colorado newspaper partnership (3)		4	4	5	5	4	10	8	7	2

Total newspapers	196	223	241	264	267	234	266	271	255	213	163
Broadcast television	121	88	108	85	98	80	129	96	118	128	126
Interactive Media	68	28
Licensing and other media	13	19	17	19	17	15	16	13	12	10	10
Corporate	(60)	(42)	(38)	(32)	(28)	(19)	(20)	(18)	(16)	(16)	(17)
Intersegment eliminations
Divested operating units (1)								1	1	(1)	5
Depreciation of PP&E	(71)	(63)	(56)	(56)	(56)	(54)	(68)	(65)	(64)	(53)	(49)
Amortization of other intangible assets	(44)	(20)	(2)	(3)	(4)	(5)	(4)	(4)	(5)	(2)	(3)
Gain on formation of Colorado newspaper partnership	4
Gains (losses) on disposals of PP&E	(1)	(1)	(3)	(2)	(1)	(2)	(1)			(1)	(1)
Amortization of goodwill and other intangible assets with indefinite lives (4)						(38)	(36)	(35)	(35)	(22)	(17)
Gain on sale of production facility (5)			11
Restructuring charges, including share of JOA restructurings (6)				(2)	4	(16)	(10)	(2)			(4)
Interest expense	(56)	(39)	(31)	(32)	(28)	(39)	(52)	(45)	(47)	(19)	(10)
Other investment results, net of expenses (7)			15	(3)	(86)	5	(25)	1		(3)	37
Gains on divested operations (1)							6			48
Other gains (losses) (8)											(15)
Miscellaneous, net	5	6	4	5	1	1	1	4		4	1
Income taxes (10)	(219)	(217)	(205)	(146)	(114)	(99)	(106)	(103)	(91)	(116)	(83)
Minority interests	(74)	(58)	(43)	(16)	(7)	(4)	(4)	(4)	(5)	(5)	(3)

Income from continuing operations	$397	$339	$323	$286	$188	$136	$162	$143	$129	$155	$126

Per Share Data
Income from continuing operations	$2.41	$2.05	$1.96	$1.75	$1.16	$.85	$1.02	$.91	$.79	$.95	$.78

Cash dividends	.47	.43	.39	.30	.30	.30	.28	.28	.27	.26	.26
Market value of proceeds from Cable Transaction (11)											9.92

Market Value of Common Shares at December 31
Per share	$49.94	$48.02	$48.28	$47.07	$38.48	$33.00	$31.44	$22.41	$24.88	$24.22	$17.50
Total	8,167	7,859	7,879	7,622	6,159	5,227	4,951	3,502	3,908	3,906	2,827

Certain amounts may not foot since each is rounded independently.

As a result of the two-for-one stock split authorized and distributed in the third quarter 2004, all share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Notes to Selected Financial Data

Eleven-Year Financial Highlights

(in millions)

	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)	1996 (1)
Cash Flow Statement Data (11)
Net cash provided by continuing operations	$584	$428	$396	$347	$215	$204	$254	$191	$236	$190	$175
Investing activity of continuing operations:
Capital expenditures	(103)	(62)	(70)	(86)	(87)	(68)	(75)	(80)	(67)	(57)	(53)
Business acquisitions and investments	(398)	(547)	(140)	(5)	(17)	(102)	(139)	(70)	(29)	(745)	(128)
Proceeds from formation of Colorado newspaper partnership, net	20
Other (investing)/divesting activity, net	19	13	12	7	15	16	62	33	10	31	35
Financing activity of continuing operations:
Increase (decrease) in long-term debt, net	(61)	294	24	(216)	1	9	(54)	(1)	(4)	651	41
Dividends paid	(117)	(111)	(65)	(50)	(51)	(51)	(47)	(47)	(47)	(46)	(45)
Common stock retired	(65)	(37)				(22)	(5)	(35)	(108)	(26)
Other financing activity	39	20	42	31	29	16	6	1	6	4	9

Balance Sheet Data (11)
Total assets	4,283	3,802	3,090	2,923	2,727	2,641	2,587	2,535	2,375	2,304	1,478
Long-term debt (including current portion)	766	826	533	509	725	724	715	769	771	773	122
Shareholders’ equity	2,581	2,287	2,096	1,823	1,515	1,352	1,278	1,164	1,070	1,050	945

Note: Certain amounts may not foot since each is rounded independently.

As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

The income statement and cash flow data for the eleven years ended December 31, 2006, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per share amounts are presented on a diluted basis. The eleven-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with Financial Accounting Standard No. (“FAS”) 131. See page F-11.

(1)	In the periods presented we acquired and divested the following:

Acquisitions

2006- uSwitch, a Web-based comparison shopping service that helps consumers compare prices and arrange for the purchase of a range of essential home services and personal finance products. Additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper. Newspaper publications in Texas and Florida.

2005- Shopzilla, a Web-based product comparison shopping service. Newspapers and other publications in Tennessee, California and Colorado.

2004- The Great American Country network.

2003- An additional interest of less than one percent in our Memphis newspaper.

2002- Additional 1.0% interest in Food Network and an additional interest of less than one percent in our Evansville newspaper.

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

1996- Vero Beach, Florida, daily newspaper.

Divestitures

2000- Destin, Florida, newspaper (in exchange for Ft. Pierce, Florida, newspaper) and the independent telephone directories. The divestitures resulted in net pre-tax gains of $6.2 million, increasing income from continuing operations by $4.0 million, $.03 per share.

1998- Dallas community newspapers, including the Plano daily, and Scripps Howard Productions, our television program production operation based in Los Angeles, California. No material gain or loss was realized as proceeds approximated the book value of net assets sold.

1997- Monterey and San Luis Obispo, California, daily newspapers (in exchange for Boulder, Colorado, daily newspaper). Terminated joint operating agreement (“JOA”) and ceased operations of El Paso, Texas, daily newspaper. The JOA termination and the newspaper trade resulted in pre-tax gains totaling $47.6 million, increasing income from continuing operations by $26.2 million, $.16 per share.

(2)	The Denver JOA commenced operations on January 22, 2001. Our 50% share of the operating profit (loss) of the Denver JOA is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements. The related editorial costs and expenses associated with the Rocky Mountain News (“RMN”) are included in “JOA editorial costs and expenses.” Our financial statements do not include the advertising and other operating revenues of the Denver JOA, the costs to produce, distribute and market the newspapers or related depreciation. To enhance comparability of year-over-year operating results, we have removed the operating revenues of the RMN prior to the formation of the Denver JOA from our newspaper operating revenues and separately reported those revenues.

(3)	In February 2006, we formed a partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily, and Bloomfield newspapers for a 50% interest in the partnership. Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the operating revenues and segment results of the contributed publications prior to the formation of the partnership are reported separately.

Notes to Selected Financial Data (continued)

(4)	We adopted FAS 142—Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS 144.

(5)	2004-An $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati increased income from continuing operations by $7.0 million, $.04 per share.

(6)	Restructuring charges include our proportionate share of JOA restructuring activities. Our proportionate share of JOA restructuring activities is included in “Equity in earnings of JOAs and other joint ventures” in our financial statements. Restructuring charges consisted of the following:

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

1997- Net realized losses of $2.7 million. Net investment results reduced income from continuing operations by $1.7 million, $.01 per share.

1996- Net realized gains of $37.0 million. Net investment results increased income from continuing operations by $24.3 million, $.15 per share.

(8)	1996- A $15.5 million contribution of appreciated Time Warner stock to a charitable foundation decreased income from continuing operations by $5.2 million, $.03 per share.

(9)	Plans to consolidate the Denver JOA’s production facilities will result in certain assets of the existing facilities being retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased depreciation expense and decreased our equity in earnings from JOAs by $12.2 million in 2006 and $20.4 million in 2005. Income from continuing operations was decreased by $7.6 million, $.05 per share in 2006 and $12.6 million, $.08 per share in 2005.

(10)	The provision for income taxes includes the following items which affect the comparability of the year-over-year effective income tax rate:

2006- Modified filing positions in certain state and local tax jurisdictions, including filing amended returns for prior periods, and changed estimates for unrealizable state operating loss carryforwards. These items reduced the tax provision, increasing income from continuing operations by $13.0 million, $.08 per share.

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

(11)	The eleven-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2006- Divested our Shop At Home television network. We received cash consideration of approximately $17 million for the sale of certain assets to Jewelry Television. Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. We also reached agreement on the sale of the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. Shop At Home’s results in 2006 include $30.1 million of costs associated with employee termination benefits, the termination of long-term agreements and charges to write-down assets. Shop At Home’s results also include $10.4 million in net losses from the sale of property and other assets to Jewelry Television, and the completed sale of three of the Shop At Home affiliated television stations.

2005- Terminated Birmingham joint operating agreement and ceased operation of our Birmingham Post-Herald newspaper. We received cash consideration of approximately $40.8 million from the termination of the JOA and sale of certain of the Birmingham newspapers’ assets.

Recurring operating losses and a longer than expected path to profitability at Shop At Home resulted in a $103.1 million write-down of goodwill and other intangible assets.

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

Executive Overview

The E. W. Scripps Company is a diverse and growing media company with interests in national television networks, newspaper publishing, broadcast television stations, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with brands such as HGTV, Food Network, DIY Network, Fine Living and Great American Country; daily and community newspapers in 18 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; our interactive media businesses, comprised of online comparison shopping services, Shopzilla and uSwitch; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

The company has a long-standing objective of creating shareholder value by following a disciplined strategy of investing in growing media businesses. Starting with newspapers nearly 130 years ago and continuing with our recent acquisitions of Shopzilla and uSwitch, we continue to evolve as advances in technology create new media platforms upon which we can build new media businesses. This is evidenced by the dramatic change in our company’s profile during the last fifteen years. In 1994, the newspaper division contributed 50 percent of the company’s consolidated revenue. In 2006 it contributed 29 percent. The national television networks, a business that did not exist at the company in 1993, contributed 42 percent to the company’s revenue in 2006 while Shopzilla and uSwitch contributed 11 percent.

We expect to continue to increase shareholder value by maximizing the cash flow generated by our mature media businesses and allocating it to newer businesses. In the past, we have used cash generated by our newspapers and broadcast television stations to fund growth in new business segments such as Scripps Networks and Interactive Media.

The company’s top strategic priorities are to continue to expand Scripps Networks; continue to develop our comparison shopping services and expand into new markets to capitalize on the rapid growth potential of the businesses; and identify and invest in new and growing media businesses.

Scripps Networks continues to grow. Popular programming continues to attract viewers, especially at HGTV and Food Network. Primetime impressions at HGTV were up 14 percent during the fourth quarter of 2006. At Food Network, total-day viewership grew steadily and primetime viewership held its own as well. Our newer networks are also demonstrating success as they continue to broaden their distribution. DIY Network and Fine Living have surpassed the 40-million subscriber mark and GAC is moving toward 50 million. Our networks’ Internet-based activities are also contributing to our emerging status as a leading Internet company. HGTV.com and DIYNetwork.com are consistently among America’s top 10 Web sites in the home and garden category. Broadband channels that drill deeper into categories such as kitchen design, bath design, woodworking, and gardening are popular with advertisers and consumers alike. FoodNetwork.com continues to reign as the Internet’s most visited food Web site. It attracted 10 million unique visitors in December 2006, up 12 percent over the same period a year ago and considerably ahead of its nearest competitor. The focus at Scripps Networks is to drive ratings growth at HGTV and Food Network through popular programming, expand the distribution of our emerging networks, increase the offerings and revenue associated with Internet-based services, and develop additional revenue streams for the Networks’ brands through product licensing.

During the first quarter of 2006, we acquired uSwitch, an online comparison service that allows consumers to compare prices and arrange for the purchase of a variety of home services including gas and electricity, phone, and personal finance products primarily in the United Kingdom. Adding uSwitch to the mix with Shopzilla allows us to offer an array of online price comparison and purchasing alternatives. Shopzilla and uSwitch are both benefiting from consumers’ increasing acceptance of the power and ease associated with online search and comparison shopping. The holiday season indicated that Shopzilla is a popular destination for consumers, as it was the only comparison shopping service to rank in the Top 10 online retail sites in America based on the number of unique visitors on Cyber Monday and Black Friday. Additionally, free traffic at Shopzilla grew by 60 percent in the fourth quarter of 2006 compared with the same period a year ago. We have, however, seen traditional retailers becoming more active in the bidding environment for keywords on general search engines, which has driven prices up and made that traffic more expensive. We will continue to monitor this closely and have developed brand building strategies to combat these pressures if they don’t subside. At uSwitch, we recently completed a re-launch of the Web site and improved its functionality. We also initiated a significant marketing effort in December throughout the U.K. During 2007, we will continue to build the Shopzilla brand and plan to implement improvements to the site’s overall look and feel. Additionally, we anticipate launching uSwitch in the U.S. during the fourth quarter with a focus on personal finance and communication products.

We are continuing efforts to strengthen the competitive position of our newspaper businesses in print and online. In an effort to grow the print business, we continually evaluate and launch non-traditional, niche products within our local markets, such as community newspapers, lifestyle magazines, and publications focused on the real estate, employment and auto classified advertising categories. Since our online businesses have a higher growth potential than the traditional print business, we are focusing on enhancing and expanding our Web sites to provide additional content and functionality. We expect to continue to use our local news platform to launch new online services, such as streaming video.

Our broadcast television stations had a solid year in 2006, capitalizing on ABC’s broadcast of the Super Bowl, NBC’s broadcast of the Winter Olympics in the first quarter, and record political advertising in the fourth quarter. Our efforts to capitalize on the Phoenix and Tampa growth markets yielded positive year-over-year growth. Our continual focus on obtaining non-traditional television advertisers provided measurable revenue growth. Priorities at our broadcast television stations include continuing to concentrate on branding our local ABC and NBC affiliates, emphasizing local news, and building out non-traditional revenue opportunities that target new advertisers.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a variety of decisions which affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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

The amount of network affiliate fees due to us, net of applicable discounts, is reported to us by cable and satellite television systems. Such information is generally not received until after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive.

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

Acquisitions – Financial Accounting Standards No. (“FAS”) 141 – Business Combinations requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. With the assistance of independent appraisals, we generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.

Goodwill and Other Indefinite-Lived Intangible Assets –FAS 142–Goodwill and Other Intangible Assets, requires that goodwill for each reporting unit be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are Scripps Networks, newspapers, broadcast television, Shopzilla and uSwitch. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

FAS 142 also requires us to compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

To determine the fair value of our reporting units and indefinite-lived intangible assets, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

We have not recognized any impairment charges for goodwill or intangible assets.

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

Modifications to our state tax filing positions in certain jurisdictions and changes in our estimates of unrealizable state operating loss carryforwards reduced the tax provision $13.0 million in 2006 reducing our 2006 effective tax rate approximately 1.9%.

Pension Plans – We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees. Pension expense for those plans was $21.3 million in 2006, $18.5 million in 2005, and $23.1 million in 2004.

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

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. At December 31, 2006, the discount rate was 6.0% as compared with 5.75% at December 31, 2005. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2006, to either 5.5% or 6.5%, would increase or decrease our pension obligations as of December 31, 2006, by approximately $35 million and increase or decrease 2006 pension expense by approximately $4 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2006, the expected long-term rate of return on plan assets was 8.25%. For the ten year period ended December 31, 2006, our actual compounded rate of return was 9.1%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 7.75% or 8.75%, would increase or decrease our 2006 pension expense by approximately $2.0 million.

We had cumulative unrecognized actuarial losses for our pension plans of $77 million at December 31, 2006. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2006, we had an actuarial gain of $20.9 million, primarily due to the change in the discount rate. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2007 pension expense will include $3.7 million in amortization of unrecognized actuarial losses.

New Accounting Pronouncements

As more fully described in Note 2 to the Consolidated Financial Statements, we adopted FAS 123(R) – Share-Based Payment (FAS 123(R)) on January 1, 2006 and FAS 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R) (FAS 158) effective December 31, 2006.

FAS 123(R) requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value-based method. We elected to adopt FAS 123(R) using the modified prospective method under which the provisions of the statement are applied to awards granted after the date of adoption and to the unvested portion of awards outstanding at that date.

FAS 158 requires us to recognize the over- or under-funded status of each of our pension and postretirement plans in our balance sheet. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity.

In July 2006, the FASB issued Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. We will adopt FIN 48 in the first quarter of 2007, and we are currently evaluating the impact it will have on our financial statements.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-11 through F-16.

Consolidated Results of Operations – Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands, except per share data)	2006	Fav(Unf)	2005	Fav(Unf)	2004
Operating revenues	$2,498,077	15.9%	$2,154,634	15.0%	$1,874,351
Costs and expenses	(1,701,059)	(14.3)%	(1,487,730)	(12.6)%	(1,321,064)
Depreciation and amortization of intangibles	(115,099)	(39.7)%	(82,378)	(41.6)%	(58,187)
Gain on formation of Colorado newspaper partnership	3,535
Losses on disposal of PP&E	(1,124)	(86.7)%	(602)	76.0%	(2,509)
Hurricane recoveries (losses), net	1,900	93.3%	983		(2,654)
Gain on sale of production facility					11,148

Operating income	686,230	17.3%	584,907	16.7%	501,085
Interest expense	(55,965)	(44.3)%	(38,791)	(25.6)%	(30,877)
Equity in earnings of JOAs and other joint ventures	55,196	(10.9)%	61,926	(24.0)%	81,453
Other investment results, net of expenses					14,674
Miscellaneous, net	4,743	(17.6)%	5,756	33.6%	4,308

Income from continuing operations before income taxes and minority interests	690,204		613,798		570,643
Provision for income taxes	219,261		216,815		204,815

Income from continuing operations before minority interests	470,943		396,983		365,828
Minority interests	73,766		58,467		43,069

Income from continuing operations	397,177	17.3%	338,516	4.9%	322,759

Loss from discontinued operations, net of tax	(43,957)	50.8%	(89,363)		(18,948)

Net Income	$353,220	41.8%	$249,153	(18.0)%	$303,811

Net income (loss) per diluted share of common stock:
Income from continuing operations	$2.41	17.7%	$2.05	4.4%	$1.96
Loss from discontinued operations	(.27)	50.0%	(.54)		(.11)

Net income per diluted share of common stock	$2.14	41.7%	$1.51	(18.0)%	$1.84

Net income per share amounts may not foot since each is calculated independently.

Discontinued Operations – Discontinued operations include Shop At Home and our newspaper operations in Birmingham (See Note 4 to the Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2006	Fav(Unf)	2005	Fav(Unf)	2004
Operating revenues:
Shop At Home	$168,183	(53.2)%	$359,256	22.6%	$293,092
Birmingham-Post Herald			31	(48.3)%	60

Total operating revenues	$168,183	(53.2)%	$359,287	22.6%	$293,152

Equity in earnings of JOA, including termination fee			$45,423		$7,377

Loss from discontinued operations:
Shop At Home:
Loss from operations	$(57,376)	59.4%	$(141,427)		$(32,822)
Loss on divestitures, net	(10,431)

Total Shop At Home	(67,807)	52.1%	(141,427)		(32,822)
Birmingham-Post Herald	(2)		42,726		4,832

Loss from discontinued operations, before tax	(67,809)	31.3%	(98,701)		(27,990)
Income tax (benefits)	(23,852)		(9,338)	3.3%	(9,042)

Loss from discontinued operations	$(43,957)	50.8%	$(89,363)		$(18,948)

We sold the Shop At Home television network to Jewelry Television in the second quarter of 2006. In the third quarter of 2005, we terminated the Birmingham joint operating agreement and ceased operation of our Birmingham Post-Herald newspaper. These transactions impact the year-over-year comparability of our discontinued operations results.

Shop At Home’s loss from operations in 2006 includes $30.1 million of costs associated with employee termination benefits, the termination of long-term agreements and charges to write-down certain assets of the network. The loss on divestiture in 2006 includes $12.1 million of losses on the sale of property and other assets to Jewelry Television.

Operating results of our discontinued operations in 2005 include a non-cash charge of $103.1 million to write-down Shop At Home’s goodwill and certain intangible assets. We also received cash consideration of approximately $40.8 million as a result of the transactions to terminate the Birmingham joint operating agreement and sell certain assets of the Birmingham-Post Herald newspaper.

Continuing Operations

2006 compared with 2005

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

Costs and expenses were primarily impacted by the expanded hours of original programming and costs to promote our national networks and the acquisitions of Shopzilla and uSwitch. In addition, we adopted the requirements of FAS 123(R), Share-Based Payment effective January 1, 2006 and began recording compensation expense on stock options granted to employees. Stock option expense, including the costs of immediately expensed options granted to retirement eligible employees, increased our costs and expenses $20.9 million in 2006.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla and uSwitch. We expect depreciation and amortization will be approximately $130 million in 2007.

In 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million. Net income was increased by $2.1 million, $.01 per share.

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2005 and 2006, we reached final settlement agreements with insurance providers and other responsible third parties on property and business interruption claims and recorded insurance recoveries of $1.9 million in 2006 and $2.2 million in 2005. The insurance recoveries recorded in 2005 were partially offset by additional estimated losses of $1.2 million.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased in 2006 due to higher average debt levels attributed to the Shopzilla and uSwitch acquisitions. In connection with the June 2005 acquisition of Shopzilla, we issued $150 million in 5-year notes at a rate of 4.3%. We financed the remainder of the Shopzilla and uSwitch transactions with commercial paper. The average outstanding commercial paper balance in 2006 was $348.8 million at an average rate of 5.0% compared with $147.8 million at an average rate of 3.3% in 2005. In 2007, we expect interest expense will be approximately $37 million.

Additional depreciation incurred by the Denver News Agency reduced equity in earnings of JOAs by $12.2 million in 2006 and $20.4 million in 2005. (See Note 5 to the Consolidated Financial Statements). The increased depreciation is expected to decrease equity in earnings of JOAs approximately $4.0 million in 2007. Equity in earnings of JOAs was also impacted by lower advertising sales in our JOA markets.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is a follows:

(in thousands)	2006	Fav(Unf)	2005
Income from continuing operations before income taxes and minority interests as reported	$690,204	12.4%	$613,798
Income of pass-through entities allocated to non-controlling interests	72,904	33.9%	54,431

Income allocated to Scripps	$617,300	10.4%	$559,367

Provision for income taxes	$219,261	(1.1)%	$216,815

Effective income tax rate as reported	31.8%		35.3%
Effective income tax rate on income allocated to Scripps	35.5%		38.8%

During 2006, we changed our estimates for unrealizable state operating loss carryforwards and modified our filing positions in certain tax jurisdictions in which we operate.

Total changes in estimates on valuation allowances related to operating loss carryforwards reduced our tax provision $4.4 million, lowering our 2006 effective tax rate 0.6%.

The modifications to our filing positions reduced our state tax rates on our 2006 taxable income. In addition, we filed refund claims for prior tax years. The impact of these modifications reduced our tax provision $8.6 million and lowered our 2006 tax rate approximately 1.2%.

We expect the effective tax rate to be approximately 33% in 2007.

Minority interest increased year-over-year primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%. In 2007, we expect total minority interest will be about $83 million.

2005 compared with 2004

The increase in operating revenues was primarily due to the continued growth in advertising and network affiliate fee revenues at our national television networks and our June 2005 acquisition of Shopzilla. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases, wider distribution of our networks, and the impact of reaching renewal agreements with several cable television operators during the later half of 2004. Increases in operating revenues were also attributed to improvement in local and classified advertising sales at our newspapers. These increases in revenue were partially offset by declines in revenue at our broadcast television stations attributed to the absence of political advertising.

Costs and expenses were affected by the expanded hours of original programming and costs to promote our national networks, and the acquisition of Shopzilla.

Depreciation and amortization increased primarily as a result of the acquisitions of Shopzilla and Great American Country.

Gains on disposal of property, plant and equipment in 2004 include an $11.1 million gain on the sale of our Cincinnati television station’s former production facility to the City of Cincinnati.

We recorded insurance recoveries of $2.2 million in 2005 that were partially offset by additional hurricane losses of $1.2 million. Operating results in 2004 include asset impairment losses and restoration costs from the hurricanes totaling $2.6 million. Estimated business interruption losses from the hurricanes were $2.3 million in 2005 and $4.2 million in 2004.

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

Equity in earnings from JOAs in 2005 was reduced by $20.4 million as a result of the additional depreciation expense incurred by the Denver News Agency.

Other investment results include net realized gains and losses on the sale of investments and investment impairments resulting from other-than-temporary declines in the fair value of investments. Other investment results in 2004 represent realized gains from the sale of certain investments, including Digital Theater Systems.

The effective tax rate was 35.3% in 2005 and 35.9% in 2004. The effective tax rate is affected by the growing profitability of Food Network and the portion of Food Network income that is attributed to the non-controlling interest. Income before income tax attributed to the non-controlling interest in Food Network was $54.4 million in 2005 and $40.4 million in 2004.

Minority interest increased year-over-year primarily due to the increased profitability of the Food Network.

Business Segment Results – As discussed in Note 18 to the Consolidated Financial Statements, our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those business segments in the current period.

In 2006, we formed a newspaper partnership with MediaNews that operates certain of both companies’ newspapers in Colorado. (See Note 5 to the Consolidated Financial Statements). Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year results, the results of the contributed publications prior to the formation of the partnership are reported separately in our segment results.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	For the years ended December 31,
	2006	Fav(Unf)	2005	Fav(Unf)	2004
Segment operating revenues:
Scripps Networks	$1,052,403	16.5%	$903,014	24.8%	$723,713

Newspapers:
Newspapers managed solely by us	716,086	2.3%	699,981	3.5%	676,200
JOAs and newspaper partnerships	208	(61.3)%	538		207

Total	716,294	2.3%	700,519	3.6%	676,407
Boulder prior to formation of Colorado newspaper partnership	2,189	(92.3)%	28,392	2.7%	27,657

Total newspapers	718,483	(1.4)%	728,911	3.5%	704,064
Broadcast television	363,506	14.4%	317,659	(7.3)%	342,498
Interactive media	271,066		99,447
Licensing and other media	94,639	(10.5)%	105,692	1.6%	104,076
Corporate	1,297		332
Intersegment eliminations	(3,317)		(421)

Total operating revenues	$2,498,077	15.9%	$2,154,634	15.0%	$1,874,351

Segment profit (loss):
Scripps Networks	$517,425	25.0%	$414,095	36.1%	$304,358

Newspapers:
Newspapers managed solely by us	189,223	(7.4)%	204,448	2.0%	200,518
JOAs and newspaper partnerships	6,510	(55.2)%	14,519	(59.7)%	36,071

Total	195,733	(10.6)%	218,967	(7.4)%	236,589
Boulder prior to formation of Colorado newspaper partnership	(125)		3,736	(16.7)%	4,486

Total newspapers	195,608	(12.2)%	222,703	(7.6)%	241,075
Broadcast television	120,706	37.2%	87,954	(18.7)%	108,243
Interactive media	67,684		27,980
Licensing and other media	12,682	(33.2)%	18,998	13.3%	16,767
Corporate	(59,698)	(42.4)%	(41,917)	(10.0)%	(38,103)
Intersegment eliminations	(293)
Depreciation and amortization of intangibles	(115,099)	(39.7)%	(82,378)	(41.6)%	(58,187)
Gain on formation of Colorado newspaper partnership	3,535
Losses on disposal of PP&E	(1,124)	(86.7)%	(602)	76.0%	(2,509)
Hurricane asset impairment losses					(254)
Gain on sale of production facility					11,148
Interest expense	(55,965)	(44.3)%	(38,791)	(25.6)%	(30,877)
Other investment results, net of expenses					14,674
Miscellaneous, net	4,743	(17.6)%	5,756	33.6%	4,308

Income from continuing operations before income taxes and minority interests	$690,204	12.4%	$613,798	7.6%	$570,643

Discussions of the operating performance of each of our reportable business segments begin on page F-12.

The impact of expensing stock options beginning on January 1, 2006 increased corporate expenses $8.5 million in 2006. Corporate expenses are expected to be approximately $19 million in the first quarter of 2007.

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Consolidated Statements of Income is as follows:

(in thousands)	For the years ended December 31,
	2006	Fav(Unf)	2005	Fav(Unf)	2004
Scripps Networks:
Equity in earnings of joint ventures	$13,378	20.3%	$11,120	7.7%	$10,329
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	41,818	(17.7)%	50,806	(28.6)%	71,124

Total equity in earnings of JOAs and other joint ventures	$55,196	(10.9)%	$61,926	(24.0)%	$81,453

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

(in thousands)	For the years ended December 31,
	2006	Fav(Unf)	2005	Fav(Unf)	2004
Depreciation and amortization:
Scripps Networks	$19,993	(15.1)%	$17,370	(38.1)%	$12,575
Newspapers:
Newspapers managed solely by us	22,697	(11.6)%	20,339	0.5%	20,437
JOAs and newspaper partnerships	1,299	13.1%	1,495	(3.0)%	1,451

Total	23,996	(9.9)%	21,834	0.2%	21,888
Boulder prior to formation of Colorado newspaper partnership	132	90.4%	1,382	(3.1)%	1,341

Total newspapers	24,128	(3.9)%	23,216	0.1%	23,229
Broadcast television	18,830	5.4%	19,906	(1.9)%	19,532
Interactive media	49,601		18,651
Licensing and other media	559	46.0%	1,035	(55.2)%	667
Corporate	1,988	9.6%	2,200	(0.7)%	2,184

Total	$115,099	(39.7)%	$82,378	(41.6)%	$58,187

Gains (losses) on disposal of PP&E:
Scripps Networks	$(539)		$(34)
Newspapers:
Newspapers managed solely by us	(327)	(28.2)%	(255)	74.2%	$(988)
JOAs and newspaper partnerships	32				2

Total	(295)	(15.7)%	(255)	74.1%	(986)
Boulder prior to formation of Colorado newspaper partnership					(52)

Total newspapers	(295)	(15.7)%	(255)	75.4%	(1,038)
Broadcast television	(243)	17.1%	(293)		9,677
Licensing and other media	(3)	(50.0)%	(2)
Corporate	(44)		(18)

Gains (losses) on disposal of PP&E	$(1,124)	(86.7)%	$(602)		$8,639

Gain on formation of Colorado newspaper partnership	$3,535

Scripps Networks – Scripps Networks includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY Network (“DIY”), Fine Living, and Great American Country (“GAC”); and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary trend and underlying economic condition that impacts the operating performance of our networks.

Operating results for Scripps Networks were as follows:

(in thousands)	For the years ended December 31,
	2006	Fav(Unf)	2005	Fav(Unf)	2004
Segment operating revenues:
Advertising	$835,848	15.0%	$726,602	28.1%	$567,426
Network affiliate fees, net	194,662	16.6%	167,012	15.1%	145,163
Other	21,893		9,400	(15.5)%	11,124

Total segment operating revenues	1,052,403	16.5%	903,014	24.8%	723,713

Segment costs and expenses:
Employee compensation and benefits	127,510	(11.5)%	114,389	(19.3)%	95,917
Programs and program licenses	196,052	(12.8)%	173,823	(5.5)%	164,700
Other segment costs and expenses	224,794	(6.3)%	211,554	(25.1)%	169,067

Total segment costs and expenses	548,356	(9.7)%	499,766	(16.3)%	429,684

Hurricane recoveries (losses), net			(273)

Segment profit before joint ventures	504,047	25.1%	402,975	37.1%	294,029
Equity in income of joint ventures	13,378	20.3%	11,120	7.7%	10,329

Segment profit	$517,425	25.0%	$414,095	36.1%	$304,358

Supplemental Information:

Billed network affiliate fees	$211,579		$187,528		$163,743

Network launch incentive payments	9,534		19,732		34,365

Payments for programming (greater) less than program cost amortization	(86,679)		(42,991)		(21,560)

Depreciation and amortization	19,993		17,370		12,575

Capital expenditures	18,968		22,635		21,972

Business acquisitions and other additions to long-lived assets, primarily program assets	286,299		209,335		332,060

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. The appeal of new programming has resulted in ratings growth at our networks, enabling us to increase the average net cost per spot charged on commercial units sold.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees over each of the last three years reflects both scheduled rate increases and wider distribution of the networks.

As of December 31, 2006, HGTV’s affiliation agreements with Time Warner and Comcast expired. These affiliation agreements provide distribution to approximately 42% of HGTV’s subscribers and generate affiliate fee revenues of approximately $56 million annually. We are currently operating under short-term extensions to the expired agreements until new agreements can be reached.

We continue to successfully develop our network brands on the Internet and through merchandise sales. Our Internet sites had revenues of $61.0 million in 2006, $36.0 million in 2005, and $31.0 million in 2004. In 2006, we entered into a licensing agreement with Kohl’s department stores to develop a Food Network branded line of home goods. We expect that Kohl’s will begin carrying the line by the third quarter of 2007.

We expect total operating revenues at Scripps Networks to increase approximately 10% to 12% year-over-year in the first quarter and 10% to 13% for the full year of 2007.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks. In addition, the impact of expensing stock options increased employee compensation and benefits $3.5 million in 2006.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience.

Our continued investment in building consumer awareness and expanding distribution of our network and lifestyle brands is expected to increase total segment expenses approximately 9% year-over-year in the first quarter and 8% to 10% for the full year of 2007.

Capital expenditures in 2006 include the costs related to the expansion of the Scripps Networks headquarters in Knoxville. Capital expenditures in 2005 include the costs of upgrading our broadcast operations. Capital expenditures in 2004 include costs for the new Food Network studio in New York.

Supplemental financial information for Scripps Networks is as follows:

	For the years ended December 31,
(in thousands)	2006	Fav(Unf)	2005	Fav(Unf)	2004
Operating revenues:
HGTV	$510,975	12.8%	$453,171	20.2%	$376,905
Food Network	427,355	19.7%	357,043	21.0%	294,957
DIY	49,075	10.1%	44,577	41.5%	31,504
Fine Living	36,963	37.2%	26,934	50.0%	17,953
GAC	20,269	30.8%	15,502		1,650
Other	7,766	34.2%	5,787		744

Total segment operating revenues	$1,052,403	16.5%	$903,014	24.8%	$723,713

Homes reached in December (1):
HGTV	91,200	2.6%	88,900	1.7%	87,400
Food Network	91,100	3.5%	88,000	2.4%	85,900
DIY	42,200	22.3%	34,500	11.3%	31,000
Fine Living	42,400	46.2%	29,000	16.0%	25,000
GAC	46,200	17.3%	39,400	7.1%	36,800

(1)	Approximately 96 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts estimated by us.

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

Newspapers managed solely by us – The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee and newsprint costs are the primary expenses at each newspaper. Declines in circulation of daily newspapers have resulted in a loss of advertising market share throughout the newspaper industry. Further declines in circulation in our newspaper markets could adversely affect our newspapers. The operating performance of our newspapers is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets.

Operating results for newspapers managed solely by us were as follows:

	For the years ended December 31,
(in thousands)	2006	Fav(Unf)	2005	Fav(Unf)	2004
Segment operating revenues:
Local	$160,702	0.3%	$160,159	2.1%	$156,801
Classified	225,029	3.1%	218,345	6.0%	205,990
National	38,103	(8.9)%	41,834	1.5%	41,233
Preprint, online and other	153,178	10.7%	138,377	7.7%	128,508

Newspaper advertising	577,012	3.3%	558,715	4.9%	532,532
Circulation	122,740	(2.2)%	125,517	(2.0)%	128,043
Other	16,334	3.7%	15,749	0.8%	15,625

Total operating revenues	716,086	2.3%	699,981	3.5%	676,200

Segment costs and expenses:
Employee compensation and benefits	266,539	(3.1)%	258,573	(2.5)%	252,361
Newsprint and ink	86,722	(7.7)%	80,486	(5.6)%	76,212
Other segment costs and expenses	175,502	(12.4)%	156,163	(6.9)%	146,120

Total costs and expenses	528,763	(6.8)%	495,222	(4.3)%	474,693

Hurricane recoveries (losses), net	1,900		(311)	68.6%	(989)

Contribution to segment profit	$189,223	(7.4)%	$204,448	2.0%	$200,518

Supplemental Information:

Depreciation and amortization	$22,697		$20,339		$20,437

Capital expenditures	46,725		14,924		25,986

Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets	25,091		958

The increase in advertising revenues was primarily due to increases in classified advertising and preprint and other advertising, particularly online revenue. The increase in classified advertising was attributed to continued improvement in real estate advertising, particularly in our Florida markets. Increases in these categories helped offset declines in automotive advertising. The decrease in national advertising revenues in 2006 was primarily attributed to significant declines in advertising from companies in the telecommunications and financial services industries.

Increases in preprint, online and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $34.0 million in 2006 compared with $22.0 million in 2005 and $14.0 million in 2004. Higher advertising rates, resulting from increases in the audience visiting our Web sites, as well as an increase in our online product offerings, contributed to the increase in online revenues. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

We expect total operating revenues at newspapers to decrease approximately 6% to 8% year-over-year in the first quarter of 2007. For the full year of 2007, we expect the percentage decrease in newspaper revenue to be in the low single digits.

Stock option expense recognized for the first time in 2006 increased employee compensation and benefits $4.7 million.

Newsprint and ink costs increased primarily due to increases in newsprint prices. The average price of newsprint year-over-year increased 9% in 2006 and 11% in 2005. The increase in 2005 was partially offset by a 4% decrease in newsprint consumption.

Increases in other segment costs and expenses are attributed to increased spending in online and print initiatives, primarily in our Florida markets.

Total newspaper costs and expenses are expected to increase 1% to 3% year-over-year in the first quarter and for the full year of 2007.

Capital expenditures in 2006 include land costs for the construction of a new production facility at our Naples, Florida newspaper. Capital expenditures in 2004 include costs for the construction of a new production facility for our Treasure Coast, Florida newspapers.

Newspapers operated under Joint Operating Agreements

Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). See page 8 for information regarding the markets in which we publish a newspaper pursuant to the terms of a JOA.

The table below provides certain information about our JOAs.

Newspaper / Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune/ Journal Publishing Company	1933	2022
The Cincinnati Post/ Gannett Co. Inc.	1977	2007
Denver Rocky Mountain News/ MediaNews Group, Inc.	2001	2051

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and an approximate 20% to 25% share of the Cincinnati JOA profits.

In 2006, we formed a partnership with MediaNews that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOAs and newspaper partnerships were as follows:

(in thousands)	For the years ended December 31,
	2006	Fav(Unf)	2005	Fav(Unf)	2004
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$8,982	(43.3)%	$15,854	(56.7)%	$36,630
Cincinnati	20,751	(11.8)%	23,532	1.7%	23,148
Albuquerque	10,655	(5.0)%	11,215	(2.1)%	11,452
Colorado	1,107
Other newspaper partnerships and joint ventures	323	57.6%	205		(106)

Total equity in earnings of JOAs included in segment profit	41,818	(17.7)%	50,806	(28.6)%	71,124
Operating revenues of JOAs	208	(61.3)%	538		207

Total	42,026	(18.1)%	51,344	(28.0)%	71,331

JOA editorial costs and expenses	35,516	3.6%	36,825	(4.4)%	35,260

Contribution to segment profit	$6,510	(55.2)%	$14,519	(59.7)%	$36,071

Supplemental information:

Depreciation and amortization	$1,299		$1,495		$1,451
Capital expenditures	1,346		1,974		1,071
Business acquisitions and other additions to long-lived assets	210		8,380		80

Additional depreciation incurred by the Denver Newspaper Agency reduced equity in earnings of JOAs by $12.2 million in 2006 and $20.4 million in 2005. (See page F-11). Equity in earnings of JOAs was also impacted by lower advertising sales in our JOA markets in 2006.

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

National broadcast television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. We receive compensation from the network for carrying its programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally-produced programming.

The operating performance of our broadcast television group is most affected by the health of the local economy, particularly conditions within the retail, auto, telecommunications and financial services industries, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years.

Operating results for broadcast television were as follows:

(in thousands)	For the years ended December 31,
	2006	Fav(Unf)	2005	Fav(Unf)	2004
Segment operating revenues:
Local	$202,238	2.5%	$197,400	7.4%	$183,732
National	104,366	0.9%	103,436	2.9%	100,518
Political	44,260		3,973		41,546
Network compensation	5,446	5.2%	5,177	(39.1)%	8,505
Other	7,196	(6.2)%	7,673	(6.4)%	8,197

Total segment operating revenues	363,506	14.4%	317,659	(7.3)%	342,498

Segment costs and expenses:
Employee compensation and benefits	128,543	(5.1)%	122,324	(1.0)%	121,062
Programs and program licenses	47,183	0.3%	47,343	2.2%	48,402
Other segment costs and expenses	67,074	(8.9)%	61,605	2.8%	63,380

Total segment costs and expenses	242,800	(5.0)%	231,272	0.7%	232,844

Hurricane recoveries (losses), net			1,567		(1,411)

Segment profit	$120,706	37.2%	$87,954	(18.7)%	$108,243

Supplemental Information:
Payments for programming less (greater) than program cost amortization	$1,047		$(415)		$(606)
Depreciation and amortization	18,830		19,906		19,532
Capital expenditures	11,268		13,524		17,543

Broadcast television operating results are significantly affected by the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Consequently, the number of political advertising spots run often displaces some of the advertising run in our local and national advertising categories.

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to the increase in local and national advertising in 2006. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006. Hotly contested political races in our Ohio, Michigan, Florida, and Arizona markets contributed to the significant political revenue recognized in 2006. The increase in local advertising revenues in 2005 was primarily attributed to the revenues generated from the successful implementation of advertising strategies aimed at securing revenues from businesses that have not historically advertised on television. In 2006, revenues from these non-traditional advertisers increased 19% year-over-year compared with 2005.

The network affiliation agreements for our ABC and NBC affiliated stations are not due to expire until 2010. Network compensation in 2007 is expected to approximate the network compensation revenues recognized in 2006 and 2005.

We expect total operating revenues to decrease approximately 7% to 10% year-over-year in the first quarter of 2007, reflecting the absence of Super Bowl and Olympics related advertising revenue that benefited our stations in 2006. Total operating revenues are expected to be down 3% to 5% for the full year of 2007.

Stock option expense increased 2006 employee compensation and benefits $2.7 million.

Other segment costs and expenses reflect spending to promote our stations and research costs to better understand our target audience.

Capital expenditures in 2004 include costs to complete the construction of a new production facility for our Cincinnati television station. The implementation of digital television has imposed additional costs on television stations because of the need to replace equipment.

Interactive Media – Interactive media includes our online comparison shopping services, Shopzilla and uSwitch.

Shopzilla, acquired on June 27, 2005, operates a comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network that collects millions of consumer reviews of stores and products each year.

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

Financial information for interactive media is as follows:

(in thousands)	For the years ended December 31,
	2006	2005
Segment operating revenues	$271,066	$99,447

Segment profit	$67,684	$27,980

Supplemental Information:
Depreciation and amortization	$49,601	$18,651
Capital expenditures	21,534	5,608
Business acquisitions and other additions to long-lived assets	372,157	535,127

On a pro forma basis, assuming we had owned Shopzilla and uSwitch for all of 2006 and 2005, operating revenues would have been $281.3 million in 2006 and $180.1 million in 2005. An increase in the use of comparison shopping sites by consumers has primarily contributed to the improvement in revenues.

Approximately 58% of the year-over-year increase in segment costs and expenses was attributed to marketing costs designed to attract traffic to our Web sites. A significant portion of our marketing costs is performance-based advertising designed to acquire Internet traffic from search engines and other Web sites. During 2006, especially in the fourth quarter, we faced an influx of competition from other comparison shopping sites and retailers for keywords on general search engines which has driven prices up and made that traffic more expensive. We are continually monitoring keyword pricing and are prepared to accelerate our brand building strategy in 2007 with the intent to increase free traffic to our Web sites.

We expect interactive media segment profit to break even in the first quarter of 2007, including costs related to the transition in leadership at Shopzilla. Interactive media segment profit for the full year of 2007 is expected to be $60 million to $70 million.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,
(in thousands)	2006	Fav(Unf)	2005	Fav(Unf)	2004
Net cash provided by continuing operating activities	$583,551	36.2%	$428,353	8.1%	$396,156
Net cash provided by (used in) discontinued operations	91,921		8,255		(204,305)
Proceeds from formation of Colorado partnership	20,029
Dividends paid, including to minority interests	(117,101)		(111,177)		(65,006)
Employee stock option proceeds	32,198		32,345		28,108
Excess tax benefits on stock awards	4,393
Other financing activities	2,884		(11,951)		13,966

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$617,875		$345,825		$168,919

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(384,162)		$(532,454)		$(132,370)
Capital expenditures	(103,098)		(61,828)		(70,400)
Other investing activity	5,092		(1,616)		4,002
Repurchase Class A Common Shares	(65,323)		(36,822)
Increase (decrease) in long-term debt	(60,793)		293,859		23,901

Our cash flow has been used primarily to fund acquisitions and investments, repay debt, and develop new businesses.

Net cash provided by operating activities has increased year-over-year due to the improved operating performance of our business segments. We expect cash flow from operating activities in 2007 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses. Capital expenditures are expected to be about $125 million in 2007.

During 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million. We also repurchased $13.8 million principal amount of our 4.25% notes due in 2009 for $13.3 million.

In the third quarter of 2006, we reached agreement to sell the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. The sales of the stations are being completed in multiple closings based upon the timing of license transfers and other approvals by the Federal Communications Commission. We closed the sale for three of the stations in 2006 for cash consideration of $109 million. We expect to close the sale on the two remaining stations for consideration of $61 million in 2007.

In 2006, we sold certain assets of our Shop At Home business for cash consideration of approximately $17 million.

Cash expenditures associated with the termination of long-term agreements and employee termination benefits at Shop At Home totaled approximately $15 million in 2006.

In March 2006, we acquired 100% of the common stock of uSwitch for approximately $372 million in cash, net of cash and short-term investments acquired. We also acquired minority interests in our Evansville and Memphis newspapers, and acquired certain other newspaper publications, for total consideration of approximately $23 million. In connection with the acquisitions, we entered into a $100 million 364 day revolving credit facility which was subsequently replaced by a new credit facility in the second quarter of 2006. (See Note 13 to the Consolidated Financial Statements). The remainder of the consideration was financed through cash on hand and additional borrowings on existing credit facilities.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interests were $38.2 million in 2006 and $29.0 million in 2005. In years prior to 2005, available cash was used by the partnership to repay loans to its partners.

We are authorized to repurchase up to 5 million of our Class A Common shares. We expect to repurchase sufficient shares to offset the dilution resulting from our stock compensation programs each year. In 2006, we repurchased 1.4 million shares at a total cost of $65.3 million. As of December 31, 2006, we are authorized to repurchase 2.9 million additional shares, of which 1.3 million have been authorized by our Board of Directors for repurchase in 2007. The stock repurchase program can be discontinued at any time.

We have a credit facility expiring in 2011 that permits aggregate borrowings up to $750 million. Total borrowings under the facility were $190 million at December 31, 2006.

Our access to commercial paper markets can be affected by macroeconomic factors outside our control. In addition to macroeconomic factors, our access to commercial paper markets and our borrowing costs are affected by short and long-term debt ratings assigned by independent rating agencies.

In the fourth quarter of 2006, we filed a shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of public debt or equity securities may be issued, subject to approval by the Board of Directors. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and the financing of acquisitions.

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

We may use derivative financial instruments to manage exposure to newsprint prices, interest rate and foreign exchange rate fluctuations. We held no newsprint, interest rate or foreign currency derivative financial instruments at December 31, 2006.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2006, is as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total

Long-term debt:
Principal amounts	$100,124	$126,486	$340,809	$200,668	$768,087
Interest on notes	38,880	63,866	41,559	5,862	150,167
Network launch incentives:
Network launch incentive offers accepted	3,755	10,529			14,284
Incentives offered to cable television systems	7,586	10,260	11,705		29,551
Programming:
Available for broadcast	19,300	2,550	508		22,358
Not yet available for broadcast	87,757	110,353	46,226	1,077	245,413
Employee compensation and benefits:
Deferred compensation and benefits	6,300	12,600	12,627	13,343	44,870
Employment and talent contracts	44,720	45,392	7,435	1,989	99,536
Operating leases:
Noncancelable	17,095	29,884	16,392	25,766	89,137
Cancelable	3,485	5,480	1,616	4	10,585
Pension obligations:
Minimum pension funding	2,926	5,515	5,124	13,465	27,030
Other commitments:
Distribution agreements	1,434	2,400	2,400	3,300	9,534
Satellite transmission	5,460	10,740	9,180	31,960	57,340
Noncancelable purchase and service commitments	19,554	18,732	5,966	30,315	74,567
Other purchase and service commitments	52,331	36,378	13,474	2,076	104,259

Total contractual cash obligations	$410,707	$491,165	$515,021	$329,825	$1,746,718

In the ordinary course of business we enter into long-term contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt – Principal payments on long-term debt reflect the repayment of our fixed-rate notes in accordance with their contractual due dates. Principal payments also include the repayment of our outstanding variable rate credit facilities assuming repayment will occur upon the expiration of the facility in June 2011.

Interest payments on our fixed-rate notes are projected based on each note’s contractual rate and maturity. Interest payments on our variable-rate credit facilities assume that the outstanding balance on the facilities and the related variable interest rates remain unchanged until the expiration of the facilities in June 2011.

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

Contractual commitments summarized in the contractual obligations table includes payments to meet minimum funding requirements of our defined benefit pension plans in 2006 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2012-2016. While benefit payments under these plans are expected to continue beyond 2016, we believe it is not practicable to estimate payments beyond this period.

Other Compensation Plans – We have long-term compensation plans with certain employees. Amounts earned by the employees in each annual valuation period are determined by the increase in value of the business as of the valuation date in excess of a base value. The value of the business at each valuation date is measured by applying a prescribed multiple to EBITDA for the prior twelve months. Amounts earned in each valuation period vest over the remaining term of the plan. Unvested amounts are subject to forfeiture in the event the requisite service is not rendered or if the value of the business declines in subsequent periods. Due to the inability to estimate payments to be made under these plans, no amounts are included in the table of contractual commitments.

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2006. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Non-controlling Interests in Subsidiary Companies – Minority owners of Fine Living have the right to require us to repurchase their interests. Minority owners will receive fair market value for their interest at the time their option is exercised.

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

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows to reduce overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $46.8 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2006.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at December 31, 2006.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2006			As of December 31, 2005
(in thousands, except share data)	Cost Basis	Fair Value		Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$190,461	$190,461		$226,966	$226,966
6.625% notes due in 2007	99,989	100,791		99,975	102,638
3.75% notes due in 2008	39,356	39,245		48,705	48,705
4.25% notes due in 2009	86,008	83,485		99,623	96,975
4.30% notes due in 2010	149,832	144,571		149,784	144,939
5.75% notes due in 2012	199,310	200,556		199,185	205,580
Other notes	1,425	1,157		1,537	1,299

Total long-term debt including current portion	$766,381	$760,266		$825,775	$827,102

Financial instruments subject to market value risk:
Time Warner (common shares-2006, 2,011,000; 2005, 2,017,000)	$29,585	$43,804		$29,667	$35,173
Other available-for-sale securities	175	2,130		61	1,806

Total investments in publicly-traded companies	29,760	45,934		29,728	36,979
Other equity securities	7,430	(a	)	5,426	(a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2006. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the company maintained effective internal control over financial reporting as of December 31, 2006.

We acquired uSwitch, the United Kingdom’s leading provider of online price comparison and switching for essential home services, on March 16, 2006. This business, included in our interactive media segment, has total assets of approximately $450 million, subject to final asset valuation. It is also a separate control environment. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2006.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting and the company’s management assessment of our internal control over financial reporting as of December 31, 2006. This report appears on page F-24.

Date: March 1, 2007

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

The E. W. Scripps Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The E. W. Scripps Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at uSwitch, which was acquired on March 16, 2006 and whose financial statements reflect total assets and revenues constituting 11% and 2% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at uSwitch. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

The E. W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E. W. Scripps Company and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share Based Payment, effective January 1, 2006. As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007

Consolidated Balance Sheets

(in thousands, except share data)	As of December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$30,450	$19,243
Short-term investments	2,872	12,800
Accounts and notes receivable (less allowances - 2006, $15,477; 2005, $18,463)	535,901	493,075
Programs and program licenses	179,887	172,879
Deferred income taxes	21,744	32,269
Inventories	11,524	11,725
Assets of discontinued operations	61,237	230,694
Miscellaneous	31,704	22,841

Total current assets	875,319	995,526

Investments	225,349	210,021

Property, plant and equipment	511,738	490,891

Goodwill and other intangible assets:
Goodwill	1,961,051	1,647,794
Other intangible assets	309,243	227,585

Total goodwill and other intangible assets	2,270,294	1,875,379

Other assets:
Programs and program licenses (less current portion)	249,184	169,624
Unamortized network distribution incentives	155,578	172,271
Prepaid pension	9,130	66,153
Miscellaneous	47,742	52,763

Total other assets	461,634	460,811

Total Assets	$4,344,334	$4,032,628

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,945	$92,084
Customer deposits and unearned revenue	50,524	53,521
Accrued liabilities:
Employee compensation and benefits	76,744	75,069
Network distribution incentives	3,755	8,871
Accrued income taxes	36,798	4,705
Miscellaneous	99,133	83,720
Liabilities of discontinued operations	19,719	46,863
Other current liabilities	34,650	29,103

Total current liabilities	399,268	393,936

Deferred income taxes	334,223	312,961

Long-term debt (less current portion)	766,381	825,775

Other liabilities (less current portion)	140,598	121,616

Commitments and contingencies (Note 19)

Minority interests	122,429	91,261

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2006 - 126,974,721 shares; 2005 - 126,994,386 shares;	1,270	1,270
Voting - authorized: 60,000,000 shares; issued and outstanding: 2006 - 36,568,226 shares; 2005 - 36,668,226 shares	366	367

Total	1,636	1,637
Additional paid-in capital	431,432	363,416
Stock compensation:
Performance awards and restricted stock units		4,828
Unvested restricted stock awards		(1,634)
Retained earnings	2,145,875	1,930,994
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	10,591	4,906
Pension adjustments	(54,863)	(18,550)
Foreign currency translation adjustment	46,764	1,482

Total shareholders’ equity	2,581,435	2,287,079

Total Liabilities and Shareholders’ Equity	$4,344,334	$4,032,628

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands, except per share data)	For the years ended December 31,
	2006	2005	2004
Operating Revenues:
Advertising	$1,771,916	$1,621,768	$1,459,647
Referral fees	269,403	98,881
Network affiliate fees, net	194,662	167,012	145,163
Circulation	122,961	128,168	130,790
Licensing	75,137	77,049	84,341
Other	63,998	61,756	54,410

Total operating revenues	2,498,077	2,154,634	1,874,351

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	637,690	568,223	522,751
Programs and program licenses	243,235	221,167	213,102
Marketing and advertising	225,978	152,440	79,188
Newsprint and ink	87,009	83,949	79,505
JOA editorial costs and expenses	35,516	36,825	35,260
Other costs and expenses	471,631	425,126	391,258

Total costs and expenses	1,701,059	1,487,730	1,321,064

Depreciation, Amortization, and (Gains) Losses:
Depreciation	70,818	62,878	56,171
Amortization of intangible assets	44,281	19,500	2,016
Gain on formation of Colorado newspaper partnership	(3,535)
(Gains) losses on disposal of property, plant and equipment	1,124	602	2,509
Hurricane losses (recoveries), net	(1,900)	(983)	2,654
Gain on sale of production facility			(11,148)

Net depreciation, amortization, and (gains) losses	110,788	81,997	52,202

Operating income	686,230	584,907	501,085
Interest expense	(55,965)	(38,791)	(30,877)
Equity in earnings of JOAs and other joint ventures	55,196	61,926	81,453
Other investment results, net of expenses			14,674
Miscellaneous, net	4,743	5,756	4,308

Income from continuing operations before income taxes and minority interests	690,204	613,798	570,643
Provision for income taxes	219,261	216,815	204,815

Income from continuing operations before minority interests	470,943	396,983	365,828
Minority interests	73,766	58,467	43,069

Income from continuing operations	397,177	338,516	322,759

Loss from discontinued operations, net of tax	(43,957)	(89,363)	(18,948)

Net income	$353,220	$249,153	$303,811

Net income (loss) per basic share of common stock:
Income from continuing operations	$2.43	$2.07	$1.99
Loss from discontinued operations	(.27)	(.55)	(.12)

Net income per basic share of common stock	$2.16	$1.53	$1.87

Net income (loss) per diluted share of common stock:
Income from continuing operations	$2.41	$2.05	$1.96
Loss from discontinued operations	(.27)	(.54)	(.11)

Net income per diluted share of common stock	$2.14	$1.51	$1.84

Weighted average shares outstanding:
Basic	163,223	163,279	162,279
Diluted	164,849	165,435	164,917

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	For the years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$353,220	$249,153	$303,811
Loss from discontinued operations	43,957	89,363	18,948

Income from continuing operations	397,177	338,516	322,759
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	115,099	82,378	58,187
Gain on formation of Colorado newspaper partnership	(3,535)
Gain on sale of production facility, net of deferred income tax			(7,773)
Restructuring charges and other items, net of deferred income tax			(9,877)
Other effects of deferred income taxes	17,319	47,604	56,661
Excess tax benefits of stock compensation plans	2,834	10,362	12,050
Dividends received greater than equity in earnings of JOAs and other joint ventures	22,341	21,014	8,878
Stock and deferred compensation plans	29,724	15,322	4,321
Minority interests in income of subsidiary companies	73,766	58,467	43,069
Affiliate fees billed greater than amounts recognized as revenue	16,917	20,516	18,580
Network launch incentive payments	(9,534)	(19,732)	(34,365)
Payments for programming less (greater) than program cost amortization	(85,632)	(43,406)	(22,166)
Prepaid and accrued pension expense	17,716	(26,743)	(14,432)
Other changes in certain working capital accounts, net	(12,173)	(73,685)	(46,682)
Miscellaneous, net	1,532	(2,260)	6,946

Net cash provided by continuing operating activities	583,551	428,353	396,156

Net cash provided by (used in) discontinued operating activities	(28,611)	18,527	(9,992)

Net operating activities	554,940	446,880	386,164

Cash Flows from Investing Activities:
Purchase of subsidiary companies and long-term investments	(398,267)	(547,007)	(139,947)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs	20,029
Additions to property, plant and equipment	(103,098)	(61,828)	(70,400)
Decrease (increase) in short-term investments, net of effects of acquiring Shopzilla	9,928	8,116	(8,637)
Sale of long-term investments	4,177	6,437	16,214
Proceeds from sale of production facility			3,000
Miscellaneous, net	5,092	(1,616)	1,002

Net cash provided by (used in) continuing investing activities	(462,139)	(595,898)	(198,768)

Net cash provided by (used in) discontinued investing activities	120,638	(10,376)	(186,827)

Net investing activities	(341,501)	(606,274)	(385,595)

Cash Flows from Financing Activities:
Increase in long-term debt		293,965	32,869
Payments on long-term debt	(60,793)	(106)	(8,968)
Dividends paid	(76,806)	(70,352)	(63,112)
Dividends paid to minority interests	(40,295)	(40,825)	(1,894)
Repurchase Class A Common shares	(65,323)	(36,822)
Proceeds from employee stock options	32,198	32,345	28,108
Excess tax benefits of stock compensation plans	4,393
Miscellaneous, net	2,884	(11,951)	13,966

Net cash provided by (used in) continuing financing activities	(203,742)	166,254	969

Net cash provided by (used in) discontinued financing activities	(106)	104	(7,486)

Net financing activities	(203,848)	166,358	(6,517)

Effect of exchange rate changes on cash and cash equivalents	1,616

Increase (decrease) in cash and cash equivalents	11,207	6,964	(5,948)
Cash and cash equivalents:
Beginning of year	19,243	12,279	18,227

End of year	$30,450	$19,243	$12,279

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$51,490	$38,183	$30,476

Income taxes paid continuing operations	167,267	150,165	135,312
Income taxes paid (refunds received) discontinued operations	(22,789)	(3,180)	(13,581)

Total income taxes paid	$144,478	$146,985	$121,731

Non-Cash Transactions:
Assumption of Summit America note and preferred stock obligations			$48,424

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Stock Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
As of December 31, 2003	$1,619	$277,569		$(4,894)	$1,546,522	$1,715	$1,822,531
Comprehensive income:
Net income					303,811		303,811

Unrealized gains (losses) on investments, net of tax of ($655)						1,213	1,213
Adjustment for losses (gains) in income, net of tax of $4,706						(8,740)	(8,740)

Change in unrealized gains (losses) on investments						(7,527)	(7,527)
Minimum pension liability, net of tax of $2,356						(3,782)	(3,782)
Currency translation adjustment, net of tax of ($295)						593	593

Total comprehensive income							293,095

Dividends: declared and paid - $.3875 per share					(63,112)		(63,112)
Convert 70,000 Voting Shares to Class A Common shares
Convert 40,000 shares from restricted stock awards to restricted stock units		(1,577)		1,577
Compensation plans, net: 1,370,486 shares issued; 76,548 shares repurchased	13	32,317		(773)			31,557
Tax benefits of compensation plans		12,050					12,050

As of December 31, 2004	1,632	320,359		(4,090)	1,787,221	(9,001)	2,096,121
Comprehensive income:
Net income					249,153		249,153

Unrealized gains (losses) on investments, net of tax of $1,841						(3,423)	(3,423)
Adjustment for losses (gains) in income, net of tax of ($224)						417	417

Change in unrealized gains (losses) on investments						(3,006)	(3,006)
Minimum pension liability, net of tax of $58						(55)	(55)
Currency translation adjustment, net of tax of ($186)						(100)	(100)

Total comprehensive income							245,992

Dividends: declared and paid - $.43 per share					(70,352)		(70,352)
Repurchase 750,000 Class A Common shares	(8)	(1,786)			(35,028)		(36,822)
Compensation plans, net: 1,293,634 shares issued; 68,580 shares repurchased; 2,500 shares forfeited	13	34,481		7,284			41,778
Tax benefits of compensation plans		10,362					10,362

As of December 31, 2005	1,637	363,416		3,194	1,930,994	(12,162)	2,287,079
Comprehensive income:
Net income					353,220		353,220

Unrealized gains (losses) on investments, net of tax of ($3,244)						5,696	5,696
Adjustment for losses (gains) in income, net of tax of $6						(11)	(11)

Change in unrealized gains (losses) on investments						5,685	5,685
Minimum pension liability, net of tax of ($1,397)						2,180	2,180
Currency translation adjustment, net of tax of $196						45,282	45,282

Total comprehensive income							406,367

Adjustment to initially apply FAS 158, net of tax of $22,210						(38,493)	(38,493)
Adoption of FAS 123(R)		3,194		(3,194)
Dividends: declared and paid - $.47 per share					(76,806)		(76,806)
Convert 100,000 Voting Shares to Class A Shares
Repurchase 1,400,000 Class A Common shares	(14)	(3,776)			(61,533)		(65,323)
Compensation plans, net: 1,363,966 shares issued; 80,015 shares repurchased; 3,616 shares forfeited	13	61,371					61,384
Tax benefits of compensation plans		7,227					7,227

As of December 31, 2006	$1,636	$431,432	$		$2,145,875	$2,492	$2,581,435

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

As used in the Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company and its consolidated subsidiaries.

Nature of Operations – We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, and Interactive media. Additional information for our business segments is presented in Note 18.

Concentration Risks – Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position.

Approximately 80% of our operating revenues are derived from marketing services, including advertising and referral fees. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The six largest cable television systems and the two largest satellite television systems provide service to more than 95% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have not lost carriage upon the expiration of our distribution contracts with any of these cable and satellite television systems in the past.

One customer accounts for more than 30% of our interactive media segment’s annual operating revenues. While we can provide no assurance that the revenues from this customer would be replaced, we believe we could reach agreement to provide these services to other parties.

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

Losses attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Income to the extent of the basis of the non-controlling investment in the subsidiary company. Losses in excess of that basis (“excess losses”) are allocated entirely to us. Subsequent profits are allocated entirely to us until such excess losses are recovered. All other profits attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Income. Our financial statements do not include income tax provisions (benefits) on the income (loss) of consolidated partnerships attributable to the non-controlling interest.

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

Foreign Currency Translation – Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income in shareholders’ equity, net of applicable income taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in Miscellaneous, net in the Consolidated Statements of Income. Foreign exchange gains totaled $0.3 million in 2006 and $0.5 million in 2004 and foreign exchange losses totaled $1.1 million in 2005.

Revenue Recognition – Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time any associated deferred revenues would also be recognized. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenue are from:

•	The sale of print, broadcast and Internet advertising.

•	Referral fees and commissions from retailers and service providers.

•	Fees for programming services (“network affiliate fees”).

•	The sale of newspapers.

•	Licensing royalties.

Revenue recognition policies for each source of revenue are described below.

Advertising. Print and broadcast advertising revenue is recognized, net of agency commissions, when the advertisements are displayed. Internet advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee, impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user, and click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears. Internet advertising that is based upon the number of impressions delivered or the number of click-throughs is recognized as impressions are delivered or click-throughs occur.

Advertising contracts, which generally have a term of one year or less, may provide rebates, discounts and bonus advertisements based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. We base our estimates on various factors including our historical experience and advertising sales trends. Estimated rebates, discounts and bonus advertisements are recorded as a reduction of revenue in the period the advertisement is displayed. We revise our estimates as necessary based on actual volume realized.

Broadcast and national television network advertising contracts may guarantee the advertiser a minimum audience for the programs in which their advertisements are broadcast over the term of the advertising contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage shortfall in audience size. If we determine we have not delivered the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

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

Referral fees. Referral fee revenue is recorded based upon the terms of the agreements with participating retailers or service providers. Referral fees that are based upon click-throughs to the retailers’ Web sites or the number of completed contracts delivered to service providers are recognized when the click-through occurs or when the completed contract is delivered. Arrangements that provide for referral fees when the customer completes a transaction or begins to receive services are recognized upon completion of the transaction or upon commencement of services by the service provider.

Certain service provider arrangements may provide for refunds in the event the customer cancels the contract with the service provider within a specified period. This requires us to estimate cancellations. We base our estimates on various factors, including our historical experience and recent trends. Estimated cancellations are recorded as a reduction of referral fee revenue in the period the referral is made. We revise our estimates as necessary based upon actual cancellations.

Certain arrangements with service providers may provide for additional revenues if the number of referrals or completed contracts meet or exceed target amounts. Such additional referral fees are recognized when those targets are met or exceeded.

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

Network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received.

Newspaper Subscriptions. Newspaper subscription revenue is recognized based upon the publication date of the newspaper. Prepaid newspaper subscriptions are deferred and are included in circulation revenue on a pro-rata basis over the terms of the subscriptions.

Circulation revenue for newspapers sold directly to subscribers is based upon the retail rate. Circulation revenue for newspapers sold to independent newspaper distributors, which are subject to returns, is based upon the wholesale rate. Estimated returns are recognized as a reduction in circulation revenue at the time the newspaper is published. Returns are estimated based upon historical return rates and are adjusted based on actual returns realized.

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

Cash Equivalents and Short-term Investments – Cash-equivalent investments represent debt instruments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash-equivalent and short-term investments are carried at cost plus accrued income, which approximates fair value.

Inventories – Inventories are stated at the lower of cost or market. The cost of inventories is computed using the first in, first out (“FIFO”) method.

Trade Receivables – We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Allowances for credit losses are generally based upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.

Investments – We have investments in both public and private companies. Investment securities can be impacted by various market risks, including interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term. Such changes could materially affect the amounts reported in our financial statements.

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

Property, Plant and Equipment – Property, plant and equipment, which includes internal use software, is carried at historical cost less depreciation. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

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

Costs of programs produced by us or for us include capitalizable direct costs, production overhead, development costs and acquired production costs. Costs to produce live programming that is not expected to be rebroadcast are expensed as incurred. Production costs for programs produced by us or for us are capitalized. Production costs for television series are charged to expense over estimated useful lives based upon expected future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Development costs for programs that we have determined will not be produced are written off.

Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program licenses are not discounted for imputed interest. Program licenses are amortized based upon expected cash flows over the term of the license agreement.

The net realizable value of programs and program licenses is reviewed for impairment using a day-part methodology, whereby programs broadcast during a particular time period (such as prime time) are evaluated on an aggregate basis.

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

In accordance with Financial Accounting Standard No. 142 - Goodwill and Other Intangible Assets (“FAS 142”), goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

In accordance with FAS 142, goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are Scripps Networks, newspapers, broadcast television, Shopzilla and uSwitch.

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

Self-Insured Risks – We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Third-party administrators are used to process claims. Estimated liabilities for unpaid claims, which totaled $23.5 million at December 31, 2006, are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

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

No provision for U.S. or foreign income taxes that could result from remittance of undistributed earnings of our foreign subsidiaries has been made as management intends to reinvest these earnings outside the United States indefinitely.

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

As a matter of course, our tax returns are regularly audited by federal, state and foreign tax authorities. While we believe the positions taken on our tax returns comply with applicable tax law, these audits may result in the assessment of additional taxes and interest. We regularly review the positions taken on our tax returns and provide additional tax provisions for amounts that we believe are probable of payment.

Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in Other Long-term Obligations. The ultimate resolution of these issues may differ from the estimated recorded liability, in which case an adjustment would be made in that period.

Marketing and Advertising Costs – Marketing and advertising costs include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Risk Management Contracts – We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use derivative financial instruments to limit the impact of newsprint, interest rate or foreign exchange rate fluctuations on our earnings and cash flows. We held no derivative financial instruments at December 31, 2006.

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 20. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units to key employees and non-employee directors.

As discussed in Note 2, we adopted Financial Accounting Standard No. 123(R) - Share Based Payment (“FAS 123(R)”), effective January 1, 2006. In accordance with FAS 123(R), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Under APB 25 we measured compensation costs based upon the intrinsic value of the award on the date of grant, with the exception of performance shares. Compensation costs for performance shares were measured by the number of shares earned and the fair value of a Class A Common share at the end of the performance period. Because stock options were granted with exercise prices equal or greater than the market price of a Class A Common share on the date of grant, no compensation costs were recognized unless the terms of those options were later modified. Compensation costs were expensed over the vested period stated in the award, including grants to retirement-eligible employees, as each tranche of an award vested. If the stated vesting period was accelerated upon satisfaction of performance conditions, compensation costs were recognized over the shorter period if the performance conditions were expected to be met. Any unrecognized compensation cost was recognized upon retirement of an employee prior to the end of the stated vesting period. Forfeitures were recognized as they occurred.

Net Income Per Share – The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Basic weighted-average shares outstanding	163,223	163,279	162,279
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	240	308	353
Stock options held by employees and directors	1,386	1,848	2,285

Diluted weighted-average shares outstanding	164,849	165,435	164,917

Stock options to purchase 4,744,615 common shares were anti-dilutive as of December 31, 2006 and are, therefore, not included in the computation of diluted weighted-average shares outstanding.

2. Accounting Changes and Recently Issued Accounting Standards

Accounting Changes – We adopted FAS 123(R) on January 1, 2006 using the modified prospective method. Under the modified prospective method, the provisions of FAS 123(R) are applied to awards granted after the date of adoption and to the unvested portion of awards outstanding as of that date. There are no changes in the accounting for awards which vested prior to adoption of FAS 123(R) unless the terms of those awards are subsequently modified. Prior period reported amounts have not been restated to apply the provisions of FAS 123(R).

Income from continuing operations in 2006 was reduced by $20.9 million, $.08 per share, as a result of the adoption of FAS 123(R).

Net income and earnings per share as if the fair-value based principles of FAS 123(R) were applied to all periods presented, on an as reported basis for periods after the adoption of FAS 123(R) and on a pro forma basis for periods prior to the adoption of FAS 123(R), are as follows:

(in thousands, except per share data)	For the years ended December 31,
	2006	2005	2004
Net income:
Reported net income	$353,220	$249,153	$303,811
Additional compensation to adjust intrinsic value to fair value		(14,367)	(17,778)

Net income under fair-value based method for all periods	$353,220	$234,786	$286,033

Net income per share of common stock
Basic earnings per share:
As reported	$2.16	$1.53	$1.87
Additional compensation to adjust intrinsic value to fair value		(0.09)	(0.11)

Basic earnings per share under fair-value based method	$2.16	$1.44	$1.76

Diluted earnings per share:
As reported	$2.14	$1.51	$1.84
Additional compensation to adjust intrinsic value to fair value		(0.09)	(0.11)

Diluted earnings per share under fair-value based method	$2.14	$1.42	$1.73

Net income per share amounts may not foot since each is calculated independently.

Prior to the adoption of FAS 123(R), tax benefits for tax deductions in excess of compensation expense were classified as operating cash flows. Upon the adoption of FAS 123(R), tax benefits related to recorded stock compensation are presented as operating cash flows, while tax benefits resulting from tax deductions in excess of recorded compensation expense are classified as financing cash flows. Cash flows from operating activities were reduced by $4.4 million and cash flows from financing activities were increased by $4.4 million in 2006.

In addition, prior to adoption of FAS 123(R), additional paid-in capital was increased by the intrinsic value of the award on the date of grant. The unvested portion of the award as of each balance sheet date was presented as a reduction in shareholders’ equity as of that date. Upon adoption of FAS 123(R), additional paid-in capital is increased as the fair value of the award is recognized as compensation expense in our statements of income.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of FAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. We have elected not to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to FAS 123(R).

We adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R). FAS 158 requires us to recognize the over- or under-funded status of each of our pension and postretirement plans in our balance sheet. The standard did not change the manner in which plan liabilities or periodic expense is measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity. The following table illustrates the incremental effect of applying FAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006.

(in thousands, except per share data)	Before application of FAS 158	Adjustments	After application of FAS 158
Investments	$231,565	$(6,216)	$225,349
Other intangible assets	73	(73)
Prepaid pension	47,787	(38,657)	9,130
Total assets	4,384,695	(44,946)	4,339,749
Other liabilities	124,841	15,757	140,598
Deferred Income Taxes	351,848	(22,210)	329,638
Total shareholders’ equity	2,619,928	(38,493)	2,581,435
Total liabilities and shareholders’ equity	4,384,695	(44,946)	4,339,749

Recently Issued Accounting Standards – In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50%-likelihood of being realized.

FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the provisions of the interpretation in the first quarter of 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial statements.

3. Acquisitions

2006 – On March 16, 2006, we acquired 100% of the common stock of uSwitch Ltd. for approximately $383 million in cash. Assets acquired in the transaction included approximately $10.9 million of cash. The acquisition, financed using a combination of cash on hand and borrowing on both existing and new credit facilities, enables us to further capitalize on the increasing use and profitability of specialized Internet search businesses and to extend the reach of our interactive media businesses into essential home services and international markets.

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

In the third and fourth quarter of 2005, we acquired newspapers and other publications in areas contiguous to our existing newspaper markets. Cash consideration paid for these transactions totaled $8.5 million.

2004 – On November 17, 2004, we completed the acquisition of the Great American Country (“GAC”) network. We paid approximately $140 million in cash, which we financed through additional borrowings on our existing credit facilities. Acquiring GAC provided us with a recognized cable network brand that had secured distribution into 37 million homes.

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

(in thousands)	2006		2005		2004
	uSwitch	Newspapers	Shopzilla	Newspapers	GAC
Short-term investments			$12,279
Accounts receivable	$9,486	$91	12,670	$454	$2,157
Other current assets	583		8,046	93	233
Property, plant and equipment	5,367	5	25,728	268
Amortizable intangible assets	108,091	8,468	142,400	1,840	29,620
Goodwill	288,817	14,318	401,492	5,851	113,488
Other assets			138		199
Net operating loss carryforwards			23,499

Total assets acquired	412,344	22,882	626,252	8,506	145,697
Current liabilities	(13,251)	(96)	(24,195)	(47)	(3,493)
Deferred income tax	(26,936)		(66,271)
Other long-term obligations			(719)		(2,978)
Minority interest		2,305		10

Net purchase price	$372,157	$25,091	$535,067	$8,469	$139,226

Pro forma results of operations, assuming the uSwitch and Shopzilla acquisitions had taken place at the beginning of each respective period, are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes pre-acquisition transaction related expenses incurred by the acquired companies. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions completed during 2005 and 2006 because the combined results of operations would not be significantly different from reported amounts.

(in thousands, except per share data) (unaudited)	For the years ended December 31,
	2006	2005
Operating revenues	$2,508,343	$2,235,301
Income from continuing operations	394,720	319,259
Income from continuing operations per share of common stock:
Basic	$2.42	$1.96
Diluted	$2.39	$1.93

4. Discontinued Operations

We acquired a 70% controlling interest in Shop At Home from Summit America Television in 2002. On April 14, 2004, we acquired Summit America, including its 30% interest in Shop At Home and its five Shop At Home-affiliated broadcast television stations. We paid $4.05 in cash per fully-diluted outstanding share of Summit America common stock, or approximately $180 million, which we financed through cash and short-term investments on hand and additional borrowings on our existing credit facilities. We also assumed Summit America’s obligations to us under the $47.5 million secured loans and the $3 million in redeemable preferred stock extended to Summit America as part of the 2002 acquisition of the controlling interest in Shop At Home.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition of Summit America.

(in thousands)	2004
Current assets	$322
Property, plant and equipment	7,831
Indefinite-lived intangible assets	163,600
Amortizable intangible assets	2,780
Goodwill	71,057
Other assets	26
Net operating loss carryforwards	31,078

Total assets acquired	276,694
Current liabilities	(724)
Deferred tax liabilities	(47,159)
Obligations under notes receivable and preferred stock	(48,424)

Total purchase price	$180,387

Amortizable intangible assets acquired in the Summit America acquisition included customer lists, trade names, and network distribution relationships. Indefinite-lived intangible assets acquired consisted of FCC licenses. The FCC licenses are not amortized.

In 2005, as a result of recurring operating losses and a longer than expected path to profitability, we recorded a non-cash charge of $103.1 million to reduce the carrying value of our Shop At Home segment’s goodwill and intangible assets to their fair values, including $67.3 million of nondeductible goodwill.

In the first quarter of 2006, we undertook a deliberate and careful assessment of strategic alternatives for Shop At Home which culminated in the sale of the operations of Shop At Home television network and certain assets to Jewelry Television in June 2006 for approximately $17 million in cash. Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. We also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million.

In the third quarter of 2005, we reached agreement with Advance Publications, Inc., the publisher of the Birmingham News

(“News”), to terminate the Birmingham joint operating agreement between the News and our Birmingham Post-Herald newspaper. During that quarter, we also ceased publication of our Birmingham Post-Herald newspaper and sold certain assets to the News. We received cash consideration of approximately $40.8 million from these transactions.

In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Operating results for our discontinued operations were as follows:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Operating revenues
Shop At Home	$168,183	$359,256	$293,092
Birmingham - Post Herald		31	60

Total	$168,183	$359,287	$293,152

Equity in earnings of JOA, including termination fee		$45,423	$7,377

Loss from discontinued operations:
Shop At Home:
Loss from operations	$(57,376)	$(141,427)	$(32,822)
Loss from divestiture	(10,431)

Total Shop At Home	(67,807)	(141,427)	(32,822)
Birmingham - Post Herald	(2)	42,726	4,832

Loss from discontinued operation, before tax	(67,809)	(98,701)	(27,990)
Income taxes (benefit)	(23,852)	(9,338)	(9,042)

Loss from discontinued operations	$(43,957)	$(89,363)	$(18,948)

Income (loss) from discontinued operations in 2005 includes the write-down of goodwill and intangible assets at Shop At Home and the termination fee and gain on sale of Birmingham assets.

The loss on divestiture in 2006 includes $12.1 million of losses on the sale of property and other assets to Jewelry Television. These losses were partially offset by a $1.6 million gain that was recognized related to the sale of three of the Shop At Home-affiliated television stations.

Upon reaching agreement to sell the five Shop At Home-affiliated broadcast television stations in 2006, we recognized a $7.5 million impairment charge to reduce the carrying value of the stations’ FCC licenses to their fair value.

Shop At Home’s loss from operations in 2006 also includes a $6.4 million pre-tax charge to write-down assets on the Shop At Home television network, $13.7 million in costs associated with employee termination benefits, and $2.5 million in costs associated with the termination of long-term agreements. Information regarding employee benefits and long-term contract termination accruals is as follows:

(in thousands)	2006 Charges	Cash Paid	Balance as of December 31, 2006
Employee termination benefits	$13,653	$(13,653)
Other long-term agreement costs	2,532	(1,419)	$1,113

Total	$16,185	$(15,072)	$1,113

Assets and liabilities of our discontinued operations consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Assets:
Inventories		$31,592
Property, plant and equipment	$4,738	35,330
Intangible assets	55,923	163,600
Other assets	576	172

Assets of discontinued operations	$61,237	$230,694

Liabilities:
Deferred income taxes	$19,277	$45,237
Other liabilities	442	1,626

Liabilities of discontinued operations	$19,719	$46,863

5. Other Items

Income from continuing operations was affected by the following:

Income tax adjustments

In 2006, we modified filing positions in certain state and local tax jurisdictions in which we operate, including filing amended returns for prior periods, and changed estimates for unrealizable state operating loss carryforwards. These items reduced the tax provision and increased income from continuing operations by $13.0 million.

Gain on formation of Colorado newspaper partnership

In February of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that will operate certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily and Bloomfield Enterprise newspapers for a 50% interest in the partnership. MediaNews contributed the assets of publications they operate in Colorado. In addition, MediaNews also paid us cash consideration of $20.4 million. We recognized a pre-tax gain of $3.5 million in 2006 upon completion of the transaction. Net income was increased by $2.1 million.

Denver newspaper production facilities

In 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense beginning in the third quarter of 2005. The increased depreciation resulted in a decrease in our equity in earnings from JOAs of $12.2 million in 2006 and $20.4 million in 2005. Net income was decreased by $7.6 million in 2006 and by $12.6 million in 2005.

Hurricanes

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Operations at our affected businesses were interrupted and damage was incurred resulting in approximately $1.2 million of restoration costs and impairment losses in 2005. Restoration costs and asset impairment losses totaled $2.6 million in 2004.

Estimated business interruption losses were $2.3 million in 2005 and $4.2 million in 2004.

During 2006 and 2005, we reached final settlement agreements with insurance providers and other responsible third parties on our property and business interruption claims related to these hurricanes. We recorded insurance recoveries of $1.9 million in 2006 and $2.2 million in 2005.

Hurricane restoration costs and asset impairment losses, net of insurance recoveries, increased net income by $1.2 million in 2006 and by $0.6 million in 2005 and decreased net income by $1.6 million in 2004.

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

Food Network is operated under the terms of a general partnership agreement. Fine Living is a limited liability company and is treated as a partnership for tax purposes. As a result, federal and state income taxes for these pass-through entities accrue to the individual partners.

Consolidated income before income tax consisted of the following:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Income allocated to Scripps	$617,300	$559,367	$530,202
Income of pass-through entities allocated to non-controlling interests	72,904	54,431	40,441

Income from continuing operations before income taxes and minority interest	$690,204	$613,798	$570,643

The provision for income taxes consisted of the following:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Current:
Federal	$193,381	$139,209	$101,929
Tax benefits from NOLs	(22,763)	(13,797)	(2,800)

Federal, net	170,618	125,412	99,129

State and local	23,841	34,112	24,696
Tax benefits from NOLs	(483)	(3,116)	(328)

State and local, net	23,358	30,996	24,368

Foreign	535	2,441	4,413

Total	194,511	158,849	127,910
Tax benefits of compensation plans allocated to additional paid-in capital	7,227	10,362	12,050

Total current income tax provision	201,738	169,211	139,960

Deferred:
Federal	4,217	43,810	55,124
Other	(4,464)	2,305	3,619

Total	(247)	46,115	58,743
Deferred tax allocated to other comprehensive income	17,770	1,489	6,112

Total deferred income tax provision	17,523	47,604	64,855

Provision for income taxes	$219,261	$216,815	$204,815

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	2.1	3.5	3.1
Income of pass-through entities allocated to non-controlling interests	(3.7)	(3.1)	(2.5)
Adjustment of state net operating loss carryforward valuation allowance	(0.6)
Section 199 - Production Activities
Deduction	(0.8)	(0.4)
Miscellaneous	(0.2)	0.3	0.3

Effective income tax rate	31.8%	35.3%	35.9%

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. These audits may result in the assessment of additional taxes and interest. We have settled all federal income tax years through 2001 with the Internal Revenue Service.

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

(in thousands)	As of December 31,
	2006	2005
Temporary differences:
Property, plant and equipment	$61,011	$63,404
Goodwill and other intangible assets	270,109	228,382
Investments, primarily gains and losses not yet recognized for tax purposes	67,086	57,196
Accrued expenses not deductible until paid	(10,974)	(10,508)
Deferred compensation and retiree benefits not deductible until paid	(43,640)	(13,312)
Other temporary differences, net	5,991	(1,101)

Total temporary differences	349,583	324,061
Tax basis capital loss carryforwards	(683)	(683)
Federal net operating loss carryforwards	(13,495)	(32,106)
State and foreign net operating loss carryforwards	(31,942)	(25,829)
Valuation allowance for state deferred tax assets	9,016	15,249

Net deferred tax liability	$312,479	$280,692

Acquired federal net operating loss carryforwards totaled $38.6 million at December 31, 2006. The federal net operating loss carryforwards expire between 2018 and 2024. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

Total state net operating loss carryforwards were $506 million at December 31, 2006. Our state tax loss carryforwards expire between 2007 and 2025. Because separate state income tax returns are filed for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Federal and state carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance. Changes in estimates on valuation allowances related to operating loss carryforwards reduced our tax provision $4.4 million in 2006.

Undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax returns that could be subject to additional U.S. and foreign tax if remitted totaled approximately $1.8 million as of December 31, 2006. No provision for U.S. or foreign income tax has been made on these undistributed earnings as management intends to remit only the portions of such earnings that would be offset by U.S. foreign tax credits and intends to reinvest the remainder outside the U.S. indefinitely. As a result, for this portion of the unremitted earnings it is not practicable to estimate the amount of deferred income taxes.

7. Joint Operating Agreements and Partnerships

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

In 2006, we formed a newspaper partnership with MediaNewsGroup, Inc. that will operate certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

8. Investments

Investments consisted of the following:

(in thousands, except share data)	As of December 31,
	2006	2005
Securities available for sale (at market value):
Time Warner (common shares- 2006, 2,011,000; 2005, 2,017,000)	$43,804	$35,173
Other available-for-sale securities	2,130	1,806

Total available-for-sale securities	45,934	36,979
Denver JOA	116,875	142,633
Colorado newspaper partnership	30,157
Joint ventures	24,953	24,983
Other equity securities	7,430	5,426

Total investments	$225,349	$210,021

Unrealized gains (losses) on securities available for sale	$16,174	$7,251

Investments available for sale represent securities in publicly-traded companies and are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of December 31, 2006, there were no significant unrealized losses on our available-for-sale securities.

Cash distributions from the Denver JOA have exceeded earnings since the third quarter of 2005, primarily as a result of increased depreciation on assets that will be retired upon consolidation of DNA’s newspaper production facilities.

In the first quarter of 2007, we contributed our 12% interest in Fox Sports Net South for a 7.25% interest in Fox-BRV Southern Sports Holdings, LLC. (“Fox-BRV”). Fox-BRV will manage and operate both the Sports South and Fox Sports Net South regional television networks.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at December 31, 2006. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Land and improvements	$77,071	$57,383
Buildings and improvements	258,710	258,350
Equipment	701,738	687,379

Total	1,037,519	1,003,112
Accumulated depreciation	525,781	512,221

Net property, plant and equipment	$511,738	$490,891

10. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Goodwill	$1,961,051	$1,647,794

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748
Customer lists	204,082	118,454
Copyrights and other trade names	34,306	20,562
Other	48,971	20,000

Total carrying amount	357,522	229,179

Accumulated amortization:
Acquired network distribution	(7,758)	(4,952)
Broadcast television network affiliation relationships	(2,480)	(1,379)
Customer lists	(39,089)	(14,123)
Copyrights and other trade names	(5,427)	(2,081)
Other	(19,147)	(6,864)

Total accumulated amortization	(73,901)	(29,399)

Net amortizable intangible assets	283,621	199,780

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622
Other		2,087

Total other indefinite-lived intangible assets	25,622	27,709

Pension liability adjustments		96

Total other intangible assets	309,243	227,585

Total goodwill and other intangible assets	$2,270,294	$1,875,379

In accordance with FAS 142, we perform an annual impairment review of goodwill and indefinite-lived intangible assets and also assess whether our indefinite lived intangible assets continue to have indefinite lives. We perform our annual review on October 1 each year. No impairment losses from our continuing operations were recorded in 2006 or 2005.

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2004	$254,689	$783,464	$219,367		$18	$1,257,538
Business acquisitions		5,851		$401,492		407,343
Adjustment to purchase price allocations	(14,187)					(14,187)
Other adjustments			(2,900)			(2,900)

Balance as of December 31, 2005	240,502	789,315	216,467	401,492	18	1,647,794
Business acquisitions		14,318		288,817		303,135
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Other adjustments			2,900	(1,774)		1,126
Foreign currency translation adjustment				34,727		34,727

Balance as of December 31, 2006	$240,502	$777,902	$219,367	$723,262	$18	$1,961,051

Amortizable intangible assets:
Balance as of December 31, 2004	$29,762	$2,907	$27,441			$60,110
Business acquisitions		1,840		$142,400		144,240
Adjustment of purchase price allocations	14,599					14,599
Other additions		267	2	62		331
Amortization	(3,268)	(709)	(1,177)	(14,346)		(19,500)

Balance as of December 31, 2005	41,093	4,305	26,266	128,116		199,780
Business acquisitions		8,468		108,091		116,559
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Reclass from other idefinite-lived intangible assets	919	1,168				2,087
Other additions		8				8
Foreign currency translation adjustment				11,875		11,875
Amortization	(3,305)	(1,467)	(1,129)	(38,380)		(44,281)

Balance as of December 31, 2006	$38,707	$10,075	$25,137	$209,702		$283,621

Other indefinite-lived intangible assets:
Balance as of December 31, 2004	$919	$1,168	$25,622			$27,709

Balance as of December 31, 2005	919	1,168	25,622			27,709
Reclass to amortizable intangible assets	(919)	(1,168)				(2,087)

Balance as of December 31, 2006			$25,622			$25,622

Goodwill of $113.5 million was initially allocated to the GAC acquisition. During 2005, we completed an appraisal of the book and tax basis of the assets acquired and liabilities assumed in the acquisition. Primarily due to higher values being assigned to network distribution relationships, we decreased the amount assigned to goodwill by $14.2 million.

We expect that the goodwill in the GAC acquisition will be deductible for income tax purposes. The goodwill acquired in the Shopzilla, uSwitch and newspaper acquisitions is not expected to be deductible for income tax purposes.

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

Amortizable intangible assets acquired in the GAC acquisitions included customer lists, trade names, and network distribution relationships. The GAC intangible assets are estimated to have useful lives of 10 to 15 years.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $42.7 million in 2007, $39.9 million in 2008, $38.7 million in 2009, $34.4 million in 2010, $30.4 million in 2011 and $97.5 million in later years.

11. Programs and Program Licenses

Programs and program licenses consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Cost of programs available for broadcast	$825,943	$798,925
Accumulated amortization	531,376	534,246

Total	294,567	264,679
Progress payments on programs not yet available for broadcast	134,504	77,824

Total programs and program licenses	$429,071	$342,503

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $279 million at December 31, 2006. If the programs are not produced, our commitment to license the program would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $287 million in 2006, $212 million in 2005 and $191 million in 2004.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2007	$146,814	$89,935	$236,749
2008	81,040	112,567	193,607
2009	46,599	88,595	135,194
2010	18,024	69,104	87,128
2011	2,090	38,080	40,170
Later years		15,161	15,161

Total	$294,567	$413,442	$708,009

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Network launch incentives	$111,380	$138,533
Unbilled affiliate fees	44,198	33,738

Total unamortized network distribution incentives	$155,578	$172,271

We capitalized launch incentive payments totaling $1.2 million in 2006, $1.2 million in 2005 and $6.8 million in 2004.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network launch incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2006	$30,589
2005	29,808
2004	25,119

Estimated amortization for the year ending December 31:
2007	$26,855
2008	31,157
2009	34,062
2010	24,166
2011	24,380
Later years	14,958

Total	$155,578

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Variable-rate credit facilities	$190,461	$226,966
6.625% notes due in 2007	99,989	99,975
3.75% notes due in 2008	39,356	48,705
4.25% notes due in 2009	86,008	99,623
4.30% notes due in 2010	149,832	149,784
5.75% notes due in 2012	199,310	199,185
Other notes	1,425	1,537

Total long-term debt	$766,381	$825,775

Fair value of long-term debt *	$760,266	$827,102

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

We have Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”), and a commercial paper program that collectively permit aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 5.3% at December 31, 2006 and 4.3% at December 31, 2005.

During 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million. We also repurchased $13.8 million principal amount of our 4.25% notes due in 2009 for $13.3 million.

In 2003, we entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap was due to expire upon the maturity of the $50 million, 3.75% notes in 2008 and effectively converted those fixed-rate notes into variable-rate borrowings. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap agreement (due to movements in the benchmark interest rate) were recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap agreements and the underlying fixed-rate obligation were recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. The interest rate swap was terminated in 2006. The difference between the fair value of underlying notes and the face amount will be amortized to interest expense over the remaining terms of the notes.

Scheduled principal payments on long-term debt at December 31, 2006, were: 2007, $100 million; 2008, $40.1 million; 2009, $86.4 million; 2010, $150 million; 2011, $191 million; and later years, $201 million.

Certain long-term debt agreements contain restrictions on incurrence of additional indebtedness. We are in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of December 31, 2006, we had outstanding letters of credit totaling $8.3 million.

Capitalized interest was $0.1 million in 2006 and $0.6 million in 2004. We did not capitalize any interest in 2005.

14. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2006	2005
Program rights payable	$22,358	$21,615
Employee compensation and benefits	44,870	44,047
Liability for pension benefits	56,193	40,856
Network distribution incentives	14,284	22,758
Tax reserve	16,869	9,000
Other	24,676	23,923

Total other liabilities	179,250	162,199
Current portion of other liabilities	38,652	40,583

Other liabilities (less current portion)	$140,598	$121,616

The carrying value of our program rights and network distribution incentive liabilities approximate their fair value.

15. Minority Interests

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In 2006, we notified a minority owner that we intend to exercise our call option on their 3.75% interest in Fine Living. The exercise price will be determined by an independent valuation. The put options on the remaining non-controlling interest in Fine Living are currently exercisable. The call options become exercisable in 2016.

Non-controlling interests hold an approximate 30% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

Minority interests include non-controlling interests of approximately 4% in the capital stock of the subsidiary company that publishes our Memphis newspaper and approximately 6% in the capital stock of the subsidiary company that publishes our Evansville newspapers. The capital stock of these companies does not provide for or require the redemption of the non-controlling interests by us.

16. Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Other changes in certain working capital accounts, net:
Accounts receivable	$(61,384)	$(85,405)	$(50,409)
Inventories	(615)	(785)	(2,551)
Accounts payable	9,614	(12,556)	4,160
Accrued income taxes	31,414	7,483	(7,183)
Accrued employee compensation and benefits	3,572	10,573	1,149
Accrued interest	2,940	390	255
Other accrued liabilities	5,684	6,289	13,645
Other, net	(3,398)	326	(5,748)

Total	$(12,173)	$(73,685)	$(46,682)

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Service cost	$18,370	$18,439	$19,004
Interest cost	24,991	22,931	22,092
Expected return on plan assets, net of expenses	(33,039)	(30,156)	(25,484)
Amortization of prior service cost	4,707	3,255	3,635
Curtaiment/Settlement losses	819
Special termination benefits	700

Total for defined benefit plans	16,548	14,469	19,247
Multi-employer plans	592	439	661
SERP	5,463	4,023	3,906
Defined contribution plans	8,063	7,220	6,794

Total	$30,666	$26,151	$30,608

The curtailment, settlement and special termination costs incurred in 2006 are primarily attributed to the divestiture of our Shop At Home business and related severance of employees.

Assumptions used in determining the annual retirement plans expense were as follows:

	2006	2005	2004
Used to determine annual expense:
Discount rate	5.75%	6.00%	6.25%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%
Increase in compensation levels	4.50%	4.50%	4.75%

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

Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation 2007	Percentage of plan assets as of December 31,
		2006	2005
US equity securities	52%	53%	53%
Non-US equity securities	13	13	13
Fixed-income securities	35	34	34

Total	100%	100%	100%

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

Obligations and Funded Status – Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2006	2005	2006	2005
Accumulated benefit obligation	$374,924	$374,425	$35,275	$27,724

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$432,226	$386,225	$30,652	$29,035
Service cost	18,370	18,439	1,484	1,246
Interest cost	24,991	22,931	2,147	1,664
Benefits paid	(18,858)	(16,690)	(2,349)	(2,062)
Actuarial losses (gains)	(17,505)	21,321	14,604	769
Plan amendments	3,484		(1,583)
Curtailments/Settlements	(4,159)
Special termination benefits	700

Projected benefit obligation at end of year	439,249	432,226	44,955	30,652

Plan assets:
Fair value at beginning of year	407,530	359,655
Actual return on plan assets	49,210	21,725
Company contributions	1,380	42,840	2,349	2,062
Benefits paid	(18,858)	(16,690)	(2,349)	(2,062)
Settlements	(2,470)

Fair value at end of year	436,792	407,530

Funded status	$(2,457)	$(24,696)	$(44,955)	$(30,652)
Unrecognized net actuarial loss		88,444		13,756
Unrecognized prior service cost (credit)		2,077		(807)

Prepaid (accrued) pension costs, net		$65,825		$(17,703)

Amounts recognized as assets and liabilities in Consolidated Balance Sheets:
Noncurrent assets	$9,130	$66,153
Current liabilities			$(2,566)
Noncurrent liabilities	(11,587)	(13,336)	(42,389)	$(27,724)
Intangible asset		96

Total	$(2,457)	$52,913	$(44,955)	$(27,724)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net actuarial loss	$48,239		$26,459
Unrecognized prior service cost (credit)	4,777		(2,321)
Minimum pension liability adjustment		$12,912		$10,021

Total	$53,016	$12,912	$24,138	$10,021

Related to our defined benefit pension plans, we expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $0.8 million for the net actuarial loss and $0.6 million for the prior service costs during 2007. The estimated actuarial loss for our non-qualified SERP plan that will be amortized from accumulated other comprehensive income into net period benefit costs during 2007 is $2.6 million. The estimated prior service credit for our SERP plan that will be recognized in net periodic benefit costs in 2007 is $0.3 million.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2006	2005	2006	2005
Accumulated benefit obligation	$43,666	$45,269	$35,275	$27,724
Projected benefit obligation	45,293	47,087	44,955	30,652
Fair value of plan assets	38,157	36,488

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Increase in compensation levels	5.00%	4.50%	4.50%

We anticipate contributing $0.4 million to meet minimum funding requirements of our defined benefit pension plans in 2007 and $2.6 million to fund current benefit payments for our non-qualified SERP plan in 2007. We may also elect to make additional contributions to our defined benefit pension plans.

Estimated future benefit payments expected to be paid for the next ten years are $18.7 million in 2007, $19.5 million in 2008, $20.4 million in 2009, $21.5 million in 2010, $22.5 million in 2011 and a total of $142 million for the five years ending 2016.

18. Segment Information

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Scripps Networks includes five national television networks and their affiliated Web sites, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 12% interest in FOX Sports Net South, a regional television network. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Our newspaper business segment includes daily and community newspapers in 18 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. We also have newspapers that are operated pursuant to the terms of joint operating agreements. See Note 7. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profits exclude interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding our business segments is as follows:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Segment operating revenues:
Scripps Networks	$1,052,403	$903,014	$723,713

Newspapers:
Newspapers managed solely by us	716,086	699,981	676,200
JOAs and newspaper partnerships	208	538	207

Total	716,294	700,519	676,407
Boulder prior to formation of Colorado newspaper partnership	2,189	28,392	27,657

Total newspapers	718,483	728,911	704,064
Broadcast television	363,506	317,659	342,498
Interactive media	271,066	99,447
Licensing and other media	94,639	105,692	104,076
Corporate	1,297	332
Intersegment eliminations	(3,317)	(421)

Total operating revenues	$2,498,077	$2,154,634	$1,874,351

Segment profit (loss):
Scripps Networks	$517,425	$414,095	$304,358

Newspapers:
Newspapers managed solely by us	189,223	204,448	200,518
JOAs and newspaper partnerships	6,510	14,519	36,071

Total	195,733	218,967	236,589
Boulder prior to formation of Colorado newspaper partnership	(125)	3,736	4,486

Total newspapers	195,608	222,703	241,075
Broadcast television	120,706	87,954	108,243
Interactive media	67,684	27,980
Licensing and other media	12,682	18,998	16,767
Corporate	(59,698)	(41,917)	(38,103)
Intersegment eliminations	(293)
Depreciation and amortization of intangibles	(115,099)	(82,378)	(58,187)
Gain on formation of Colorado newspaper partnership	3,535
Gains (losses) on disposal of property, plant and equipment	(1,124)	(602)	(2,509)
Hurricane asset impairment losses			(254)
Gain on sale of production facility			11,148
Interest expense	(55,965)	(38,791)	(30,877)
Other investment results, net of expenses			14,674
Miscellaneous, net	4,743	5,756	4,308

Income from continuing operations before income taxes and minority interests	$690,204	$613,798	$570,643

Depreciation:
Scripps Networks	$16,688	$14,102	$11,607

Newspapers:
Newspapers managed solely by us	21,251	20,021	20,091
JOAs and newspaper partnerships	1,299	1,228	1,184

Total	22,550	21,249	21,275
Boulder prior to formation of Colorado newspaper partnership	111	1,258	1,261

Total newspapers	22,661	22,507	22,536
Broadcast television	17,701	18,729	19,177
Interactive media	11,221	4,305
Licensing and other media	559	1,035	667
Corporate	1,988	2,200	2,184

Total depreciation	$70,818	$62,878	$56,171

Amortization of intangibles:
Scripps Networks	$3,305	$3,268	$968

Newspapers:
Newspapers managed solely by us	1,446	318	345
JOAs and newspaper partnerships		267	267

Total	1,446	585	612
Boulder prior to formation of Colorado newspaper partnership	21	124	81

Total newspapers	1,467	709	693
Broadcast television	1,129	1,177	355
Interactive media	38,380	14,346

Total amortization of intangibles	$44,281	$19,500	$2,016

(in thousands)	For the years ended December 31,
	2006	2005	2004
Additions to property, plant and equipment:
Scripps Networks	$18,968	$22,635	$21,972

Newspapers:
Newspapers managed solely by us	46,725	14,924	25,986
JOAs and newspaper partnerships	1,346	1,974	1,071

Total newspapers	48,071	16,898	27,057
Broadcast television	11,268	13,524	17,543
Interactive media	21,534	5,608
Licensing and other media	478	551	361
Corporate	5,171	4,089	3,467

Total additions to property, plant and equipment	$105,490	$63,305	$70,400

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$286,299	$209,335	$332,060

Newspapers:
Newspapers managed solely by us	25,091	958
JOAs and newspaper partnerships	210	8,380	80

Total newspapers	25,301	9,338	80
Interactive media	372,157	535,127
Corporate	641	2,401	640

Total	$684,398	$756,201	$332,780

Assets:
Scripps Networks	$1,279,112	$1,155,809	$1,080,803

Newspapers:
Newspapers managed solely by us	1,113,052	1,062,464	1,055,831
JOAs and newspaper partnerships	162,814	210,768	225,533

Total newspapers	1,275,866	1,273,232	1,281,364
Broadcast television	482,664	491,136	494,680
Interactive media	1,037,262	586,291
Licensing and other media	30,040	34,888	27,850
Investments	53,293	44,181	51,180
Corporate	124,860	216,397	154,151

Total assets of continuing operations	4,283,097	3,801,934	3,090,028
Discontinued operations	61,237	230,694	334,821

Total assets	$4,344,334	$4,032,628	$3,424,849

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenue from the licensing of comic characters and HGTV and Food Network programming in international markets. Approximately two thirds of our international revenues, which approximate $105 million, are provided from the United Kingdom and Japanese markets.

Other additions to long-lived assets include investments, capitalized intangible assets, and Scripps Networks capitalized programs and network launch incentives.

19. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2006, were: 2007, $17.1 million; 2008, $15.8 million; 2009, $14.1 million; 2010, $8.6 million; 2011, $7.7 million; and later years, $25.8 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $26.3 million in 2006, $24.3 million in 2005 and $22.8 million in 2004.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2006, were: 2007, $71.2 million; 2008, $47.0 million; 2009, $30.2 million; 2010, $16.8 million; 2011, $8.2 million; and later years, $67.6 million. We expect these contracts will be replaced with similar contracts upon their expiration.

20. Capital Stock and Stock Compensation Plans

Capital Stock – Scripps’ capital structure includes Common Voting Shares and Class A Common Shares. The articles of incorporation provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common Shares. A total of 2.2 million shares were repurchased in 2005 and 2006 at prices ranging from $41 to $51 per share. The balance remaining on the authorization is 2.9 million shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common shares under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 5.4 million as of December 31, 2006.

Stock Options – Stock options grant the recipient the right to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8-year terms. Stock options granted to non-employee directors generally vest over a one year-period and have a 10-year term.

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted average assumptions used in the model are as follows:

	For the years ended December 31,
	2006	2005	2004
Weighted-average fair value of stock options granted	$12.75	$11.54	$11.86
Assumptions used to determine fair value:
Dividend yield	0.9%	0.8%	0.8%
Risk-free rate of return	4.6%	3.8%	3.5%
Expected life of options (years)	5.38	5.38	6.5
Expected volatility	21.3%	22.2%	19.5%

Dividend yield considers our historical dividend yield paid and expected dividend yield over the life of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected life is an output of the valuation model, and primarily considers historical exercise patterns. Unexercised options for grants included in the historical period are assumed to be exercised at the midpoint of the current date and the full contractual term. Stock options granted prior to 2005 generally had a ten-year term. Stock options granted in 2005 and 2006 generally have an eight-year term. The expected life assumption in 2006 and 2005 reflects the shorter terms of the stock options. Expected volatility is based on a combination of historical share price volatility for a longer period and the implied volatility of exchange-traded options on our Class A Common Shares.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2003	10,347,790	$30.99	$9 - 47
Granted in 2004	2,149,000	49.27	46 - 54
Exercised in 2004	(1,200,076)	23.23	9 - 42
Forfeited in 2004	(137,980)	36.66	32 - 52

Outstanding at December 31, 2004	11,158,734	35.27	13 - 54

Options exercisable at December 31, 2004	7,040,262	$29.86	$13 - 46

Outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54
Granted in 2005	1,895,250	46.87	46 - 51
Exercised in 2005	(1,203,600)	26.85	17 - 49
Forfeited in 2005	(210,054)	43.44	24 - 52

Outstanding at December 31, 2005	11,640,330	37.89	13 - 54

Options exercisable at December 31, 2005	7,913,789	$33.84	$13 - 54

Outstanding at December 31, 2005	11,640,330	$37.89	$13 - 54
Granted in 2006	2,065,264	48.43	42 - 49
Exercised in 2006	(1,066,815)	30.16	13 - 49
Forfeited in 2006	(190,717)	46.51	24 - 52

Outstanding at December 31, 2006	12,448,062	40.17	17 - 54

Options exercisable at December 31, 2006	8,884,907	$37.03	$17 -54

The following table presents additional information about exercises of stock options:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Cash received upon exercise	$32,198	$32,345	$28,108
Intrinsic value (market value on date of exercise less exercise price)	19,638	27,359	32,602
Tax benefits realized	7,364	9,576	11,411

Substantially all options granted prior to 2004 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

(dollars in millions, except per share amounts) Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options Outstanding			Options Exercisable
			Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
1997 - expire in 2007	$17 - 21	0.45	39,400	$19.19	$1.2	39,400	$19.19	$1.2
1998 - expire in 2008	20 - 27	1.10	217,200	23.67	5.7	217,200	23.67	5.7
1999 - expire in 2009	21 - 25	2.07	685,250	23.53	18.1	685,250	23.53	18.1
2000 - expire in 2010	22 - 30	3.17	1,079,516	24.77	27.1	1,079,516	24.77	27.1
2001 - expire in 2011	29 - 35	4.11	1,254,116	32.13	22.3	1,254,116	32.13	22.3
2002 - expire in 2012	36 - 39	5.18	1,605,184	37.68	19.7	1,605,184	37.68	19.7
2003 - expire in 2013	40 - 46	6.19	1,797,787	40.10	17.7	1,797,787	40.10	17.7
2004 - expire in 2014	46 - 54	7.21	1,969,050	49.28	1.8	1,450,262	49.35	1.3
2005 - expire in 2013	46 - 51	6.28	1,769,365	46.90	5.6	738,520	47.30	2.1
2006 - expire in 2014	42 - 49	7.29	2,031,194	48.42	3.1	17,672	48.91	0.0

Total	$17 - 54	5.6	12,448,062	$40.17	$122.3	8,884,907	$37.03	$115.2

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

Information related to restricted stock transactions is presented below:

	Number of Shares	Grant Date Fair Value
		Weighted Average	Range of Prices
Unvested shares at December 31, 2003	605,936	$35.04	$22 -47
Shares awarded in 2004	133,580	48.72	47 -53
Shares vested in 2004	(245,562)	33.50	23 - 53
Shares converted to restricted stock units	(40,000)	39.44	39

Unvested shares at December 31, 2004	453,954	39.58	23 - 53
Shares awarded in 2005	8,750	49.23	48 - 50
Shares vested in 2005	(211,196)	44.28	32 - 52
Shares forfeited in 2005	(2,500)	47.28	47

Unvested shares at December 31, 2005	249,008	41.93	23 -53
Shares issued for 2005 performance share awards	144,036	46.48	46 - 48
Shares awarded in 2006	50,500	48.98	49
Shares vested in 2006	(210,142)	42.19	31 - 53
Shares forfeited in 2006	(3,616)	45.96	47 - 49

Unvested shares at December 31, 2006	229,786	$46.31	$39 -53

During 2004, 40,000 restricted stock awards were converted to RSUs. The restricted stock was originally awarded in May 2003, at which time the value of a Class A Common share was $39.44. The RSUs vest on January 1, 2007.

Performance share awards with a target of 134,250 Class A Common shares were granted in 2006. The weighted average price of an underlying Class A Common share on the dates of grant was $47.74. The number of shares ultimately issued depends upon the extent to which specified performance measures are met. Such performance measures for these awards is segment profit as defined in Note 18. The shares earned and issued vest over a three year service period from the date of grant.

The following table presents additional information about restricted stock vesting:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Fair value of shares vested	$9,860	$4,633	$6,147
Tax benefits realized	2,141	1,622	2,151

Stock Compensation Costs – Stock compensation expense recognized in 2006 and in 2005, and on a pro forma basis for 2005 assuming we had been applying the fair value provisions of FAS 123 as previously disclosed in the footnotes to our financial statements for those periods, and the effect on income and earnings per share, is as follows:

(in thousands, except per share data)	For the years ended December 31,
	2006	2005	2004
Stock-based compensation:
As reported:
Stock options	$21,067	$1,165	$5,735
Restricted stock, RSUs and performance shares	7,263	7,986

Total stock compensation as reported	28,330	9,151	5,735
Additional compensation to adjust intrinsic value to fair value		22,103	27,351

Total fair-value based stock compensation	$28,330	$31,254	$33,086

Fair-value based stock compensation, net of tax:
As reported:	$17,706	$5,948	$3,728
Additional compensation to adjust intrinsic value to fair value		14,367	17,778

Fair-value based stock compensation, net of tax	$17,706	$20,315	$21,506

Effect of fair-value based stock compensation on basic and diluted earnings per share	$0.11	$0.12	$0.13

Total stock compensation in the 2006 year-to-date period includes $6.2 million of expense related to awards granted to retirement-eligible employees.

As of December 31, 2006, $17.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years and $6.4 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 1.9 years.

21. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$589,729	$641,914	$583,449	$682,985	$2,498,077
Costs and expenses	(422,237)	(420,949)	(418,615)	(439,258)	(1,701,059)
Depreciation and amortization of intangibles	(25,348)	(33,433)	(27,128)	(29,190)	(115,099)
Gain on formation of Colorado newspaper partnership	3,535				3,535
Losses on disposal of property, plant and equipment	(96)	(60)	(277)	(691)	(1,124)
Hurricane recoveries, net		1,750	150		1,900
Interest expense	(12,153)	(15,537)	(15,281)	(12,994)	(55,965)
Equity in earnings of JOAs and other joint ventures	11,370	14,611	13,942	15,273	55,196
Miscellaneous, net	1,579	1,551	2,134	(521)	4,743
Provision for income taxes	(50,548)	(65,249)	(44,132)	(59,332)	(219,261)
Minority interests	(14,349)	(19,726)	(15,806)	(23,885)	(73,766)

Income from continuing operations	81,482	104,872	78,436	132,387	397,177
Income (loss) from discontinued operations, net of tax	(6,417)	(33,728)	(5,373)	1,561	(43,957)

Net income	$75,065	$71,144	$73,063	$133,948	$353,220

Net income per basic share of common stock:
Income from continuing operations	$.50	$.64	$.48	$.81	$2.43
Income (loss) from discontinued operations	(.04)	(.21)	(.03)	.01	(.27)

Net income per basic share of common stock:	$.46	$.44	$.45	$.82	$2.16

Net income per diluted share of common stock:
Income from continuing operations	$.49	$.64	$.48	$.80	$2.41
Income (loss) from discontinued operations	(.04)	(.20)	(.03)	.01	(.27)

Net income per diluted share of common stock:	$.45	$.43	$.44	$.81	$2.14

Weighted average shares outstanding:
Basic	163,434	163,244	163,090	163,140	163,223
Diluted	165,242	164,785	164,512	164,924	164,849

Cash dividends per share of common stock	$.11	$.12	$.12	$.12	$.47

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$482,903	$540,471	$515,332	$615,928	$2,154,634
Costs and expenses	(347,694)	(353,496)	(378,593)	(407,947)	(1,487,730)
Depreciation and amortization of intangibles	(15,303)	(16,172)	(25,307)	(25,596)	(82,378)
Gains (losses) on disposal of property, plant and equipment	(49)	91	(107)	(537)	(602)
Hurricane recoveries (losses), net		1,892		(909)	983
Interest expense	(7,372)	(7,559)	(12,136)	(11,724)	(38,791)
Equity in earnings of JOAs and other joint ventures	18,157	21,203	10,096	12,470	61,926
Miscellaneous, net	541	(26)	4,175	1,066	5,756
Provision for income taxes	(46,916)	(66,157)	(37,895)	(65,847)	(216,815)
Minority interests	(11,335)	(17,290)	(11,729)	(18,113)	(58,467)

Income from continuing operations	72,932	102,957	63,836	98,791	338,516
Income (loss) from discontinued operations, net of tax	(2,921)	(5,368)	18,320	(99,394)	(89,363)

Net income (loss)	$70,011	$97,589	$82,156	$(603)	$249,153

Net income (loss) per basic share of common stock:
Income from continuing operations	$.45	$.63	$.39	$.60	$2.07
Income (loss) from discontinued operations	(.02)	(.03)	.11	(.61)	(.55)

Net income (loss) per basic share of common stock:	$.43	$.60	$.50	($.00)	$1.53

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.44	$.62	$.39	$.60	$2.05
Income (loss) from discontinued operations	(.02)	(.03)	.11	(.60)	(.54)

Net income (loss) per diluted share of common stock:	$.42	$.59	$.50	($.00)	$1.51

Weighted average shares outstanding:
Basic	162,893	163,365	163,506	163,342	163,279
Diluted	165,095	165,776	165,703	165,227	165,435

Cash dividends per share of common stock	$.10	$.11	$.11	$.11	$.43

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2006	$18,463	$4,277	$7,263		$15,477

2005	20,527	9,784	12,229	$381	18,463

2004	14,852	12,039	6,445	81	20,527

S-2

The E. W. Scripps Company

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
2.01	Agreement and Plan or Merger and Reorganization between The E.W. Scripps Company, Green Monster Acquisition Corp., and Shopzilla, Inc.	(15)	10.22

2.02	Agreement Relating to Sale and Purchase of Major Part of Issued Share Capital of uSwitch Limited	(19)	2.02

2.02B	Minority (1) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited	(19)	2.02B

2.02C	Minority (2) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited	(19)	2.02C

3.01	Articles of Incorporation	(10)	3(i)

3.02	Amended and Restated Code of Regulations	(18)	3.02

4.01	Class A Common Share Certificate	(2)	4

4.02B	Form of Indenture: 6.625% notes due in 2007	(3)	4.1

4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1

4.02D	Form of Indenture: 4.25% notes due in 2009	(8)	4.1

4.02E	Form of Indenture: 3.75% notes due in 2008	(8)	4.1

4.02F	Form of Indenture: 4.30% notes due in 2010	(8)	4.1

4.03B	Form of Debt Securities: 6.625% notes due in 2007	(3)	4.2

4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2

4.03D	Form of Debt Securities: 4.25% notes due in 2009	(8)	4.2

4.03E	Form of Debt Securities: 3.75% notes due in 2008	(8)	4.2

4.03F	Form of Debt Securities: 4.30% notes due in 2010	(8)	4.2

10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979 among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01

10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03

10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(7)	10.04

10.08	Amended and Restated 1997 Long-Term Incentive Plan	(12)	10.01

10.09	Form of Executive Officer Nonqualified Stock Option Agreement	(12)	10.03A

10.10	Form of Independent Director Nonqualified Stock Option Agreement	(12)	10.03B

10.11	Form of Performance-Based Restricted Share Agreement	(12)	10.03C

10.12	Form of Restricted Share Agreement (Nonperformance Based)	(17)	10.02C

10.12	Performance-Based Restricted Share Agreement between The E. W. Scripps Company and Mark G. Contreras	(12)	10.03D

10.13	Executive Bonus Plan, as amended April 14, 2005	(12)	10.04

10.14	Consulting agreement between the Company and Alan Horton	(13)	99.01

10.15	Special Retirement Supplement Agreement between the Company and Alan Horton	(13)	99.02

E-1

The E. W. Scripps Company

Index to Exhibits (continued)

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
10.16	Consulting agreement between the Company and Frank Gardner	(16)	10.16

10.17	Special Retirement Supplement Agreement between the Company and Frank Gardner	(16)	10.17

10.40	5-Year Competitive Advance and Revolving Credit Facility Agreement	(18)	10.40

10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44

10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45

10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

10.59	Non-Employee Directors’ Stock Option Plan	(5)	4A

10.61	1997 Deferred Compensation and Stock Plan for Directors	(6)	10.61

10.63	Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.63

10.63.B	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(18)	10.63.B

10.64	Employment Agreement between the Company and John F. Lansing, as amended November 12, 2005	(16)	10.64

10.65	Employment Agreement between the Company and Richard A. Boehne	(18)	10.65

10.66	Employment Agreement between the Company and Joseph G. NeCastro	(18)	10.66

10.67	Employment Agreement between the Company and Mark G. Contreras	(18)	10.67

10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	(11)	10.64

10.75	Scripps Senior Executive Change in Control Plan	(11)	10.65

10.76	Scripps Executive Deferred Compensation Plan	(11)	10.66

12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2006

14	Code of Ethics for CEO and Senior Financial Officers	(14)	14

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-2

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).

(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).

(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.

(5)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E. W. Scripps Company.

(9)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 15, 2004.

(11)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(12)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 9, 2005.

(13)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated December 16, 2004.

(14)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2004.

(15)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2005.

(16)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 28, 2006.

(18)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2006.

(19)	Incorporated by reference to The E. W. Scripps Company Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 2006.

E-3