Form 10-Q
period 2007-03-31
SCRIPPS E W CO /DE
filed 2007-05-10
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2007 there were 126,876,796 of the Registrant’s Class A Common shares outstanding and 36,568,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

3

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A shares during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
1/1/07—1/31/07	110,500	$51.80	110,500	2,739,500
2/1/07—2/28/07	123,500	$48.54	123,500	2,616,000
3/1/07—3/31/07	143,000	$44.24	143,000	2,473,000

Total	377,000	$47.86	377,000	2,473,000

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

THE E. W. SCRIPPS COMPANY

Dated: May 10, 2007	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands )	March 31, 2007 (Unaudited)	As of December 31, 2006	March 31, 2006 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,250	$30,450	$32,771
Short-term investments	1,609	2,872	23,318
Accounts and notes receivable (less allowances—$14,609, $15,477, $8,600)	487,604	535,901	454,459
Programs and program licenses	193,080	179,887	183,013
Deferred income taxes	21,096	21,744	31,804
Assets of discontinued operations	61,069	61,237	259,987
Miscellaneous	44,156	43,228	34,776

Total current assets	830,864	875,319	1,020,128

Investments	215,147	225,349	234,994

Property, plant and equipment	517,409	511,738	475,506

Goodwill and other intangible assets:
Goodwill	1,946,248	1,961,051	1,918,784
Other intangible assets	317,504	309,243	332,055

Total goodwill and other intangible assets	2,263,752	2,270,294	2,250,839

Other assets:
Programs and program licenses (less current portion)	260,576	249,184	176,431
Unamortized network distribution incentives	150,993	155,578	168,502
Prepaid pension	8,752	9,130	60,992
Miscellaneous	46,764	47,742	48,201

Total other assets	467,085	461,634	454,126

TOTAL ASSETS	$4,294,257	$4,344,334	$4,435,593

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	March 31, 2007 (Unaudited)	As of December 31, 2006	March 31, 2006 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt			$40,462
Accounts payable	$78,586	$77,945	68,715
Customer deposits and unearned revenue	57,422	50,524	51,007
Accrued liabilities:
Employee compensation and benefits	49,232	76,744	50,608
Accrued income taxes	12,765	36,798	39,804
Miscellaneous	91,792	102,888	88,725
Liabilities of discontinued operations	16,565	19,719	77,854
Other current liabilities	23,114	34,650	52,471

Total current liabilities	329,476	399,268	469,646

Deferred income taxes	338,548	334,223	349,829

Long-term debt (less current portion)	746,426	766,381	1,048,483

Other liabilities (less current portion)	176,023	140,598	121,905

Minority interests	100,865	122,429	103,060

Shareholders' equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 127,002,845, 126,974,721; and 127,085,500 shares	1,270	1,270	1,271
Voting—authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,568,226 and 36,568,226 shares	366	366	366

Total	1,636	1,636	1,637
Additional paid-in capital	451,346	431,432	386,802
Retained earnings	2,146,896	2,145,875	1,968,890
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	8,010	10,591	4,069
Pension liability adjustments	(54,254)	(54,863)	(18,550)
Foreign currency translation adjustment	49,285	46,764	(178)

Total shareholders' equity	2,602,919	2,581,435	2,342,670

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,294,257	$4,344,334	$4,435,593

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended March 31,
	2007	2006
Operating Revenues:
Advertising	$415,189	$418,758
Referral fees	62,085	58,153
Network affiliate fees, net	57,852	48,286
Circulation	30,878	32,534
Licensing	18,273	18,930
Other	17,147	13,068

Total operating revenues	601,424	589,729

Costs and Expenses:
Employee compensation and benefits (exclusive of JOA editorial compensation costs)	176,932	161,729
Programs and program licenses	62,845	55,478
Marketing and advertising	61,655	58,321
Newsprint and ink	19,992	23,474
JOA editorial costs and expenses	8,681	9,213
Other costs and expenses	119,894	114,022

Total costs and expenses	449,999	422,237

Depreciation, Amortization, and Losses (Gains):
Depreciation	18,551	17,254
Amortization of intangible assets	15,891	8,094
Gain on formation of Colorado newspaper partnership		(3,535)
Losses on disposal of property, plant and equipment	89	96

Net depreciation, amortization and losses (gains)	34,531	21,909

Operating income	116,894	145,583
Interest expense	(10,201)	(12,153)
Equity in earnings of JOAs and other joint ventures	7,549	11,370
Miscellaneous, net	846	1,579

Income from continuing operations before income taxes and minority interests	115,088	146,379
Provision for income taxes	32,391	50,548

Income from continuing operations before minority interests	82,697	95,831
Minority interests	17,980	14,349

Income from continuing operations	64,717	81,482
Income (loss) from discontinued operations, net of tax	3,767	(6,417)

Net income	$68,484	$75,065

Net income (loss) per basic share of common stock:
Income from continuing operations	$.40	$.50
Income (loss) from discontinued operations	.02	(.04)

Net income per basic share of common stock	$.42	$.46

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.39	$.49
Income (loss) from discontinued operations	.02	(.04)

Net income per diluted share of common stock	$.42	$.45

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

( UNAUDITED )

( in thousands )	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$68,484	$75,065
Loss (income) from discontinued operations	(3,767)	6,417

Income from continuing operations	64,717	81,482
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	34,442	25,348
Gain on formation of Colorado newspaper partnership		(3,535)
Deferred income taxes	(2,181)	152
Excess tax benefits of stock compensation plans	782
Dividends received greater than equity in earnings of JOAs and other joint ventures	7,150	6,428
Stock and deferred compensation plans	10,965	12,855
Minority interests in income of subsidiary companies	17,980	14,349
Affiliate fees billed greater than amounts recognized as revenue	4,999	3,802
Network launch incentive payments	(778)	(1,440)
Payments for programming less (greater) than program cost amortization	(22,697)	(20,944)
Prepaid and accrued pension expense	4,242	5,161
Other changes in certain working capital accounts, net	(8,895)	34,862
Miscellaneous, net	895	2,384

Net cash provided by continuing operating activities	111,621	160,904
Net cash provided by (used in) discontinued operating activities	251	(10,008)

Net operating activities	111,872	150,896

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(689)	(374,535)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs		20,029
Additions to property, plant and equipment	(20,632)	(10,273)
Decrease (increase) in short-term investments	1,263	(10,518)
Sale of long-term investments	100	1,138
Miscellaneous, net	49	914

Net cash provided by (used in) continuing investing activities	(19,909)	(373,245)
Net cash provided by (used in) discontinued investing activities	(50)	(2,390)

Net investing activities	(19,959)	(375,635)

Cash Flows from Financing Activities:
Increase in long-term debt		263,379
Payments on long-term debt	(20,171)	(24)
Dividends paid	(19,697)	(18,010)
Dividends paid to minority interests	(39,544)	(335)
Repurchase Class A Common shares	(17,184)	(19,280)
Proceeds from employee stock options	8,146	7,774
Excess tax benefits of stock compensation plans	1,646	2,753
Miscellaneous, net	(13,263)	2,010

Net cash provided by continuing financing activities	(100,067)	238,267
Net cash provided by (used in) discontinued financing activities	(30)

Net financing activities	(100,097)	238,267

Effect of exchange rate changes on cash and cash equivalents	(16)

Increase (decrease) in cash and cash equivalents	(8,200)	13,528
Cash and cash equivalents:
Beginning of year	30,450	19,243

End of period	$22,250	$32,771

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$12,273	$11,102

Income taxes paid continuing operations	$55,043	$9,157
Income taxes paid (refunds received) discontinued operations	226	(623)

Total income taxes paid	$55,269	$8,534

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS' EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
As of December 31, 2005	$1,637	$363,416	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				75,065		75,065

Unrealized gains (losses) on investments, net of tax of $444					(826)	(826)
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses) on investments					(837)	(837)
Currency translation, net of tax of $20					(1,660)	(1,660)

Total comprehensive income						72,568

Adoption of FAS 123-R		3,194	(3,194)
Dividends: declared and paid—$.11 per share				(18,010)		(18,010)
Convert 100,000 Voting shares to Class A shares
Repurchase 420,000 Class A Common shares	(4)	(1,057)		(19,159)		(20,220)
Compensation plans, net: 470,753 shares issued; 57,323 shares repurchased; 2,316 shares forfeited	4	18,496				18,500
Tax benefits of compensation plans		2,753				2,753

As of March 31, 2006	$1,637	$386,802		$1,968,890	$(14,659)	$2,342,670

As of December 31, 2006	$1,636	$431,432		$2,145,875	$2,492	$2,581,435
Comprehensive income:
Net income				68,484		68,484

Unrealized gains (losses) on investments, net of tax of $1,469					(2,581)	(2,581)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(349)					609	609
Currency translation, net of tax of $(72)					2,521	2,521

Total comprehensive income						69,033

FIN 48 transition adjustment				(30,869)		(30,869)
Dividends: declared and paid—$.12 per share				(19,697)		(19,697)
Repurchase 377,000 Class A Common shares	(4)	(1,152)		(16,897)		(18,053)
Compensation plans, net: 450,868 shares issued; 44,444 shares repurchased; 1,300 shares forfeited	4	18,638				18,642
Tax benefits of compensation plans		2,428				2,428

As of March 31, 2007	$1,636	$451,346		$2,146,896	$3,041	$2,602,919

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2006 Annual Report on Form 10-K. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition – Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibilty is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time any associated deferred revenues would also be recognized. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenue are from:

•	The sale of print, broadcast, and internet advertising.

•	Referral fees and commissions from retailers and service providers.

•	Fees for programming services (“network affiliate fees”).

•	The sale of newspapers.

•	Licensing royalties.

The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”), which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

In accordance with Financial Accounting Standard No. 123-R – Share Based Payment (“FAS 123-R”), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

Certain awards of Class A Common shares have performance conditions under which the number of shares granted is determined by the extent to which such performance conditions are met. Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.

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

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model are as follows:

	Three months ended March 31,
	2007	2006
Weighted-average fair value of options granted	$12.58	$12.79
Assumptions used to determine fair value:
Dividend yield	1.0%	0.9%
Risk-free rate of return	4.7%	4.6%
Expected life of options (years)	5.35	5.38
Expected volatility	20.6%	21.3%

Stock based compensation costs totaled $11.2 million for the first quarter of 2007 and $11.3 million for the first quarter of 2006.

Net Income Per Share – The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended March 31,
	2007	2006
Basic weighted-average shares outstanding	163,400	163,434
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	222	219
Stock options held by employees and directors	1,299	1,589

Diluted weighted-average shares outstanding	164,921	165,242

Stock options to purchase 1,459,106 common shares were anti-dilutive as of March 31, 2007 and are therefore not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes – In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarified the accounting for tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50%-likelihood of being realized.

We adopted FIN 48 as of the beginning of our 2007 fiscal year. See Note 6 to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards – In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the effect that the adoption of FAS 157 will have on our financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the effect that the adoption of FAS 159 will have on our financial statements.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the dates of acquisition. The allocation of the purchase price summarized below reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

	2006
( in thousands )	uSwitch	Newspapers
Accounts receivable	$9,486	$91
Other current assets	583
Property, plant and equipment	5,368	5
Amortizable intangible assets	129,095	8,468
Goodwill	274,114	14,318

Total assets acquired	418,646	22,882
Current liabilities	(13,251)	(96)
Deferred income taxes	(33,238)
Minority interest		2,305

Net purchase price	$372,157	$25,091

Pro forma results of operations, assuming the uSwitch acquisition had taken place at the beginning of 2006, are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes pre-acquisition transaction related expenses incurred by uSwitch. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning 2006. Pro forma results are not presented for the other acquisitions completed during 2006 because the combined results of operations would not be significantly different from reported amounts.

( in thousands, except per share data )	Three months ended March 31, 2006
Operating revenues	$599,995
Income from continuing operations	79,726

Income from continuing operations per share of common stock:
Basic	$.49
Diluted	.48

4. DISCONTINUED OPERATIONS

In the first quarter of 2006, we undertook a deliberate and careful assessment of strategic alternatives for Shop At Home which culminated in the sale of the operations of Shop At Home television network and certain assets to Jewelry Television in June 2006 for approximately $17 million in cash. Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. We also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. On December 22, 2006, we closed the sale for the three stations located in San Francisco, CA, Canton, OH and Wilson, NC. The sale of the two remaining stations located in Lawrence, MA, and Bridgeport, CT closed on April 24, 2007.

In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Operating results of our discontinued operations were as follows:

( in thousands )	Three months ended March 31,
	2007	2006
Operating revenues:	$1,107	$84,390

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$609	$(10,039)
Income taxes (benefit)	(3,158)	(3,622)

Income (loss) from discontinued operations	$3,767	$(6,417)

The tax benefit that was recognized in the first quarter of 2007 is primarily attributed to differences that were identified between our prior year tax provision and tax returns.

In connection with the sale of Shop At Home in the second quarter of 2006, we recognized a $6.2 million pre-tax charge to write-down assets on the Shop At Home television network, $12.3 million in costs associated with employee termination benefits, and $4.4 million in costs associated with the termination of long-term agreements. Information regarding employee benefit and long-term contract termination accruals for 2006 is as follows:

( in thousands )	Second quarter charges	Third quarter charges / adjustments	Fourth quarter adjustments	Cash payments	Balance as of December 31, 2006
Employee termination benefits	$12,327	$1,326		$(13,653)
Other long-term agreement costs	4,404	(1,142)	$(730)	(1,419)	$1,113

Total	$16,731	$184	(730)	$(15,072)	$1,113

Information regarding long-term contract termination accruals for 2007 is as follows:

( in thousands )	Balance as of December 31, 2006	Adjustments	Cash payments	Balance as of March 31, 2007
Other long-term agreement costs	$1,113	$(146)	$(208)	$759

Assets and liabilities of our discontinued operations consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006

Assets:
Accounts receivable	$339	$558	$26,205
Inventories			31,754
Property, plant and equipment	4,788	4,738	36,789
Intangible assets	55,923	55,923	163,600
Other assets	19	18	1,639

Assets of discontinued operations	$61,069	$61,237	$259,987

Liabilities:
Accounts payable	$152	$213	$29,988
Customer deposits and unearned income			5,697
Accrued employee compensation and benefits	23	19	3,136
Deferred income taxes	16,170	19,277	37,539
Other liabilities	220	210	1,494

Liabilities of discontinued operations	$16,565	$19,719	$77,854

5. ASSET WRITE-DOWNS AND OTHER CHARGES AND CREDITS

2007 – Due to changes in the terms of a distribution agreement at our Shopzilla business, we wrote down intangible assets during the first quarter of 2007 to reflect that certain components of the contract were not continued. This resulted in a charge to amortization of $5.2 million that reduced net income $3.3 million.

2006 – In February of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily and Bloomfield Enterprise newspapers for a 50% interest in the partnership. MediaNews contributed the assets of publications they operate in Colorado. In addition, MediaNews also paid us cash consideration of $20.4 million. We recognized a pre-tax gain of $3.5 million in the first quarter of 2006 upon completion of the transaction. Net income was increased by $2.1 million.

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

Consolidated income before income tax consisted of the following:

( in thousands )	Three months ended March 31,
	2007	2006
Income allocated to Scripps	$97,104	$132,358
Income of pass-through entities allocated to non-controlling interests	17,984	14,021

Income from continuing operations before income taxes and minority interest	$115,088	$146,379

Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN No. 48, we recognized a $30.9 million increase in our liability for unrecognized tax benefits, interest, and penalties with a corresponding decrease to the January 1, 2007 balance of retained earnings.

Unrecognized tax benefits (all of which would impact the effective tax rate if recognized) were $47.7 million at January 1, 2007. Included in the balance of unrecognized tax benefits at January 1, 2007, is $7.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $4.9 million accrued for the potential payment of interest and penalties.

As of January 1, 2007, we have settled all federal income tax years through 2001 with the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2007 and the actual effective income tax rate from continuing operations for the full year of 2006 is as follows:

	2007	2006
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	4.1	2.1
Income of pass-through entities allocated to non-controlling interests	(4.0)	(3.7)
Adjustment of state net operating loss carryforward valuation allowance		(0.6)
Adjustment of tax balances (1)	(0.6)
Section 199 – Production Activities Deduction	(1.9)	(0.8)
Miscellaneous	0.5	(0.2)

Effective income tax rate	33.1%	31.8%

(1)	In connection with the adoption of FIN 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision increasing net income $4.0 million in the first quarter of 2007.

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

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as "Equity in earnings of JOAs and other joint ventures" in our financial statements.

8. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	March 31, 2007	As of December 31, 2006	March 31, 2006
Securities available for sale (at market value):
Time Warner (common shares—2007, 2,008,000; 2006, 2,011,000)	$39,488	$43,804	$33,768
Other available-for-sale securities	2,186	2,130	1,944

Total available-for-sale securities	41,674	45,934	35,712
Denver JOA	108,469	116,875	135,683
Colorado newspaper partnership	29,450	30,157	32,136
Joint ventures	27,493	24,953	24,137
Other equity securities	8,061	7,430	7,326

Total investments	$215,147	$225,349	$234,994

Unrealized gains (losses) on securities available for sale	$12,124	$16,174	$5,964

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of March 31, 2007, there were no significant unrealized losses on our available-for-sale securities.

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

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at March 31, 2007. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006
Land and improvements	$77,106	$77,071	$54,496
Buildings and improvements	265,580	258,710	251,595
Equipment	614,990	607,896	605,448
Computer Software	101,125	93,842	79,106

Total	1,058,801	1,037,519	990,645
Accumulated depreciation	541,392	525,781	515,139

Net property, plant and equipment	$517,409	$511,738	$475,506

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006
Goodwill	$1,946,248	$1,961,051	$1,918,784

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	226,686	204,082	194,312
Copyrights and other trade names	52,589	34,306	31,932
Other	32,366	48,971	44,604

Total carrying amount	381,804	357,522	341,011

Accumulated amortization:
Acquired network distribution	(8,449)	(7,758)	(5,644)
Broadcast television network affiliation relationships	(2,752)	(2,480)	(1,651)
Customer lists	(54,898)	(39,089)	(18,130)
Copyrights and other trade names	(7,536)	(5,427)	(2,630)
Other	(16,287)	(19,147)	(8,706)

Total accumulated amortization	(89,922)	(73,901)	(36,761)

Net amortizable intangible assets	291,882	283,621	304,250

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622
Other			2,087

Total other indefinite-lived intangible assets	25,622	25,622	27,709

Pension liability adjustments			96

Total other intangible assets	317,504	309,243	332,055

Total goodwill and other intangible assets	$2,263,752	$2,270,294	$2,250,839

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

( in thousands )	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		13,236		284,887		298,123
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Foreign currency translation adjustment				(1,402)		(1,402)

Balance as of March 31, 2006	$240,502	$776,820	$216,467	$684,977	$18	$1,918,784

Balance as of December 31, 2006	$240,502	$777,902	$219,367	$723,262	$18	$1,961,051
Adjustment of purchase price allocations				(14,703)		(14,703)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				(100)		(100)

Balance as of March 31, 2007	$240,502	$777,902	$219,367	$708,459	$18	$1,946,248

Amortizable intangible assets:
Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		7,413		108,091		115,504
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Foreign currency translation adjustment				(533)		(533)
Amortization	(763)	(118)	(278)	(6,935)		(8,094)

Balance as of March 31, 2006	$40,330	$9,193	$25,988	$228,739		$304,250

Balance as of December 31, 2006	$38,707	$10,075	$25,137	$209,702		$283,621
Adjustment of purchase price allocations				21,004		21,004
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				3,148		3,148
Amortization	(806)	(455)	(278)	(14,352)		(15,891)

Balance as of March 31, 2007	$37,901	$9,620	$24,859	$219,502		$291,882

Other indefinite-lived intangible assets:
Balance as of December 31, 2005	$919	$1,168	$25,622			$27,709

Balance as of March 31, 2006	$919	$1,168	$25,622			$27,709

Balance as of December 31, 2006			$25,622			$25,622

Balance as of March 31, 2007			$25,622			$25,622

Goodwill of $284.9 million and amortizable intangible assets of $108.1 million were allocated to the uSwitch acquisition in the first quarter of 2006. In the first quarter of 2007, we completed an appraisal of the book and tax bases of the assets acquired and liabilities assumed in the uSwitch acquisition. Primarily due to higher values being assigned to trademarks and relationships with referral service providers, we decreased the amount assigned to goodwill by $14.7 million and increased amounts assigned to amortizable intangible assets by $21.0 million.

Amortizable intangible assets acquired in the uSwitch acquisitions include customer lists, technology, trade names and patents. The customer lists intangible assets are estimated to have useful lives of 5 to 20 years. The other acquired intangibles are estimated to have useful lives of 4 to 9 years.

Amortizable intangible assets acquired in the 2006 newspaper acquisitions were customer lists. The customer lists intangible assets are estimated to have useful lives of 3 to 20 years.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $30.4 million for the remainder of 2007, $38.0 million in 2008, $37.2 million in 2009, $33.4 million in 2010, $29.7 million in 2011, $26.9 million in 2012 and $96.3 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006
Cost of programs available for broadcast	$860,639	$825,943	$834,382
Accumulated amortization	553,213	531,376	575,476

Total	307,426	294,567	258,906
Progress payments on programs not yet available for broadcast	146,230	134,504	100,538

Total programs and program licenses	$453,656	$429,071	$359,444

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $303 million at March 31, 2007. If the programs are not produced, our obligations would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $75.6 million in 2007 and $61.6 million in 2006.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2007	$125,578	$72,485	$198,063
2008	98,187	125,517	223,704
2009	55,267	103,300	158,567
2010	25,236	78,177	103,413
2011	3,143	50,666	53,809
2012	15	17,192	17,207
Later years		1,589	1,589

Total	$307,426	$448,926	$756,352

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006
Network launch incentives	$106,401	$111,380	$131,552
Unbilled affiliate fees	44,592	44,198	36,950

Total unamortized network distribution incentives	$150,993	$155,578	$168,502

We capitalized network launch incentives totaling $0.4 million in the first quarter of 2007.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

( in thousands )	Three months ended March 31,
	2007	2006
Amortization of network launch incentives	$6,816	$7,709

Estimated amortization for the next five years is as follows:

Remainder of 2007	$20,215
2008	31,566
2009	34,588
2010	24,285
2011	24,594
2012	13,774
Later years	1,971

Total	$150,993

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006
Variable-rate credit facilities, including commercial paper	$170,320	$190,461	$490,348
6.625% notes due in 2007	99,993	99,989	99,978
3.75% notes due in 2008	39,504	39,356	48,450
4.25% notes due in 2009	86,029	86,008	99,647
4.30% notes due in 2010	149,844	149,832	149,796
5.75% notes due in 2012	199,342	199,310	199,216
Other notes	1,394	1,425	1,510

Total long-term debt	$746,426	$766,381	$1,088,945
Current portion of long-term debt			40,462

Long-term debt (less current portion)	$746,426	$766,381	$1,048,483

We have Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that permits aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 5.3% at March 31, 2007, 5.3% at December 31, 2006, and 4.7% at March 31, 2006.

During 2006, we repurchased $10 million principle amount of our 3.75% notes due in 2008 for $9.8 million. We also repurchased $13.8 million principle amount of our 4.25% notes due in 2009 for $13.3 million.

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

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We were in compliance with all debt covenants as of March 31, 2007.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of March 31, 2007, we had outstanding letters of credit totaling $8.8 million.

14. OTHER LIABILITIES

Other liabilities consisted of the following:

( in thousands )	March 31, 2007	As of December 31, 2006	March 31, 2006
Program rights payable	$24,074	$22,358	$17,605
Employee compensation and benefits	44,605	44,870	44,844
Liability for pension benefits	59,490	56,193	40,856
Network distribution incentives	14,051	14,284	21,417
Tax reserve	48,468	16,869	9,500
Other	24,025	24,676	25,467

Total other liabilities	214,713	179,250	159,689
Current portion of other liabilities	38,690	38,652	37,784

Other liabilities (less current portion)	$176,023	$140,598	$121,905

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Three months ended March 31,
	2007	2006
Other changes in certain working capital accounts, net:
Accounts receivable	$48,579	$18,275
Inventories	(1,519)	(309)
Accounts payable	(2,107)	5,793
Accrued income taxes	(22,907)	37,933
Accrued employee compensation and benefits	(25,731)	(22,435)
Accrued interest	(2,506)	751
Other accrued liabilities	(2,431)	(1,521)
Other, net	(273)	(3,625)

Total	$(8,895)	$34,862

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands )	Three months ended March 31,
	2007	2006
Service cost	$4,646	$5,113
Interest cost	6,748	6,082
Expected return on plan assets, net of expenses	(8,849)	(8,167)
Net amortization and deferral	334	1,479

Total for defined benefit plans	2,879	4,507
Multi-employer plans	330	133
SERP	1,800	1,051
Defined contribution plans	2,288	2,137

Total	$7,297	$7,828

We contributed $0.6 million to fund current benefit payments for our non-qualified SERP plan during the first quarter of 2007. We anticipate contributing an additional $2.0 million to fund the SERP’s benefit payments during the remainder of fiscal 2007. We also anticipate contributing $0.4 million to meet minimum funding requirements of our defined benefit plans during the remainder of fiscal 2007.

18. SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Scripps Networks includes five national television networks and their affiliated Web sites, Home & Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 7.25% interest in Fox-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 70% of Food Network and approximately 90% of Fine Living. Each of our networks is distributed by cable and satellite television systems. Scripps Networks earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

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

Interactive media includes our online comparison shopping services, Shopzilla and uSwitch. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. We acquired uSwitch on March 16, 2006. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products, primarily in the United Kingdom. Our interactive media businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics.

The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Information regarding our business segments is as follows:

( in thousands )	Three months ended March 31,
	2007	2006
Segment operating revenues:
Scripps Networks	$269,479	$237,602

Newspapers:
Newspapers managed solely by us	169,751	184,202
JOAs and newspaper partnerships	58	48

Total	169,809	184,250
Boulder prior to formation of Colorado newspaper partnership		2,189

Total newspapers	169,809	186,439
Broadcast television	76,508	83,763
Interactive media	62,934	58,643
Licensing and other media	23,200	23,604
Corporate	427	205
Intersegment eliminations	(933)	(527)

Total operating revenues	$601,424	$589,729

Segment profit (loss):
Scripps Networks	$127,500	$106,545

Newspapers:
Newspapers managed solely by us	36,691	50,984
JOAs and newspaper partnerships	(5,044)	(959)

Total	31,647	50,025
Boulder prior to formation of Colorado newspaper partnership		(125)

Total newspapers	31,647	49,900
Broadcast television	16,379	22,487
Interactive media	(381)	13,921
Licensing and other media	2,978	2,902
Corporate	(18,954)	(16,893)
Intersegment eliminations	(195)
Depreciation and amortization of intangibles	(34,442)	(25,348)
Gain on formation of Colorado newspaper partnership		3,535
Losses on disposal of PP&E	(89)	(96)
Interest expense	(10,201)	(12,153)
Miscellaneous, net	846	1,579

Income from continuing operations before income taxes and minority interests	$115,088	$146,379

Depreciation:
Scripps Networks	$4,604	$3,687

Newspapers:
Newspapers managed solely by us	5,337	5,078
JOAs and newspaper partnerships	333	300

Total	5,670	5,378
Boulder prior to formation of Colorado newspaper partnership		111

Total newspapers	5,670	5,489
Broadcast television	4,323	4,625
Interactive media	3,461	2,942
Licensing and other media	114	168
Corporate	379	343

Total depreciation	$18,551	$17,254

( in thousands )	Three months ended March 31,
	2007	2006
Amortization of intangibles:
Scripps Networks	$806	$763

Newspapers:
Newspapers managed solely by us	455	97
JOAs and newspaper partnerships

Total	455	97
Boulder prior to formation of Colorado newspaper partnership		21

Total newspapers	455	118
Broadcast television	278	278
Interactive media	14,352	6,935

Total amortization of intangibles	$15,891	$8,094

Additions to property, plant and equipment:
Scripps Networks	$5,045	$2,626

Newspapers:
Newspapers managed solely by us	5,613	3,894
JOAs and newspaper partnerships	89	352

Total newspapers	5,702	4,246
Broadcast television	2,376	1,307
Interactive media	6,418	2,778
Licensing and other media	1,080	107
Corporate	1,234	1,232

Total additions to property, plant and equipment	$21,855	$12,296

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$75,228	$61,699
Newspapers:
Newspapers managed solely by us		22,864
JOAs and newspaper partnerships	12	118

Total newspapers	12	22,982
Interactive media		370,701
Corporate	632	80

Total	$75,872	$455,462

Assets:
Scripps Networks	$1,282,249	$1,162,313

Newspapers:
Newspapers managed solely by us	1,109,908	1,082,187
JOAs and newspaper partnerships	152,266	187,996

Total newspapers	1,262,174	1,270,183
Broadcast television	476,400	486,780
Interactive media	1,018,211	999,739
Licensing and other media	27,945	31,627
Investments	49,664	43,454
Corporate	116,545	181,510

Total assets of continuing operations	4,233,188	4,175,606
Discontinued operations	61,069	259,987

Total assets	$4,294,257	$4,435,593

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenues from the licensing of comic characters and HGTV and Food Network programming in international markets. We anticipate that about two thirds of our international revenues, which will approximate $102 million, will be provided from the United Kingdom and Japanese markets.

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

EXECUTIVE OVERVIEW

The E. W. Scripps Company is a diverse and growing media company with interests in national television networks, newspaper publishing, broadcast television stations, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with such brands as HGTV, Food Network, DIY Network (DIY), Fine Living and Great American Country (GAC); daily and community newspapers in 18 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; Interactive media, our online comparison shopping services comprising our Shopzilla and uSwitch businesses; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

The company has a long-standing objective of creating shareholder value by following a disciplined strategy of investing in growing media businesses. Starting with newspapers nearly 130 years ago and continuing with our recent acquisitions of Shopzilla and uSwitch, we have stayed ahead of the ongoing migration of consumers and marketing dollars to new media marketplaces. This is evidenced by the dramatic change in our company’s profile over the last ten years. In 1997, the newspaper division contributed 50 percent of the company’s consolidated revenue. In the first quarter of 2007, it contributed 28 percent. The national television networks, a business that contributed five percent to revenues in 1997, represented 45 percent of the company’s revenue in the first quarter of 2007, while our Interactive media businesses added 10 percent.

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

Scripps Networks continues to perform well, generating double digit increases in both advertising and affiliate fee revenue during the first quarter of 2007. The flagship brands, HGTV and Food Network, led the way as both held up well in the face of strong competition from broadcast networks during the first quarter. HGTV and Food Network delivered 12 and 15 percent revenue growth, respectively, over the prior year period. The networks continue to be successful in developing popular programming, such as HGTV’s Next Design Star and Food Network’s Chefography, to drive additional viewership. New programming at the networks has proved successful at attracting primetime viewership by appealing to a broadened demographic group. Our newer networks, DIY, Fine Living, and GAC, are also contributing to the performance of Scripps Networks, delivering double digit growth in distribution over the prior year period. DIY’s ratings are exceeding expectations thanks in part to the addition of programming such as This Old House and New Yankee Workshop.

The development of additional media platforms for the Scripps Networks’ brands continues to demonstrate success as well. Unique visitors to FoodNetwork.com were up 18 percent in March 2007 over the same period a year ago, and broadband channels that drill deeper into categories such as kitchen design and bath design are proving to be popular with consumers and advertisers alike. Additionally, at HGTV.com, our new social community site, Rate My Space, surpassed the 10 million page view mark just six weeks after being launched. The focus at Scripps Networks is to continue to drive ratings growth at HGTV and Food Network through popular programming, expand the distribution of our emerging networks, increase the offerings and revenue associated with Internet-based services, and develop additional revenue streams for the Networks’ brands through product licensing.

We continue to invest in our Interactive media businesses to capitalize on the rapidly expanding markets in which they operate. During the first quarter of 2007, operating results were impacted by changing market conditions, strategic investments being made to improve the consumer experience and competitive positions of the businesses, and costs related to a transition in leadership at Shopzilla. The changing market conditions include increased competition for visitor traffic in the domestic search engine marketing environment at Shopzilla and lower energy costs in the United Kingdom, which have resulted in a softer switching market at uSwitch. We are stepping up marketing to adapt to the increased competition for traffic at Shopzilla, and we believe the conditions at uSwitch are temporary, and they have not affected our long-term outlook for the business. The strategic initiatives at our Interactive media division are to continue to build the Shopzilla and uSwitch brands, implement improvements to the sites to continually enhance the customer experience, and diversify our product offerings at uSwitch into other services, such as auto insurance and personal finance, to tap the significant potential of the business model in other areas.

We continue efforts to strengthen the competitive position of our newspaper businesses. The industry is experiencing a difficult economic environment, and we are focused on operating the businesses as efficiently as possible. We are taking steps in our sales force to drive local advertising dollars in several markets and continue to focus on the Web sites associated with our newspapers. Online newspaper revenue in the first quarter of 2007 was up 20 percent over the same period a year ago and accounted for seven percent of the division’s revenue. We expect to continue to use our local news platform to launch new online services, such as streaming video. We recently initiated a voluntary separation plan that a majority of our newspapers have offered to eligible employees.

Priorities at our broadcast television stations include continuing to build our brands in each of our broadcast television markets, focusing on local news and identifying non-traditional revenue opportunities that target new advertisers. Revenues for the first quarter were expectedly down compared with the same period a year ago due to the absence of political advertising and the prior year results being favorably affected by the broadcast of the Super Bowl on the company’s ABC-affiliated stations and coverage of the Winter Olympics on the NBC affiliates.

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

Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

There have been no significant changes in those accounting policies or other significant accounting policies except for the impacts of adopting FIN 48. (See Notes 2 and 6 to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-33 through F-42.

Consolidated Results of Operations – Consolidated results of operations were as follows:

	Year-to-date
( in thousands, except per share data )	2007	Change	2006
Operating revenues	$601,424	2.0%	$589,729
Costs and expenses	(449,999)	6.6%	(422,237)
Depreciation and amortization of intangibles	(34,442)	35.9%	(25,348)
Gain on formation of Colorado newspaper partnership			3,535
Losses on disposal of PP&E	(89)	(7.3)%	(96)

Operating income	116,894	(19.7)%	145,583
Interest expense	(10,201)	(16.1)%	(12,153)
Equity in earnings of JOAs and other joint ventures	7,549	(33.6)%	11,370
Miscellaneous, net	846	(46.4)%	1,579

Income from continuing operations before income taxes and minority interests	115,088	(21.4)%	146,379
Provision for income taxes	(32,391)	(35.9)%	(50,548)

Income from continuing operations before minority interests	82,697	(13.7)%	95,831
Minority interests	(17,980)	25.3%	(14,349)

Income from continuing operations	64,717	(20.6)%	81,482
Income (loss) from discontinued operations, net of tax	3,767		(6,417)

Net income	$68,484	(8.8)%	$75,065

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.39		$.49
Income (loss) from discontinued operations	.02		(.04)

Net income per diluted share of common stock	$.42		$.45

Net income per share amounts may not foot since each is calculated independently.

Discontinued Operations - Discontinued operations include the Shop At Home television network and the five Shop At Home-affiliated broadcast television stations (See Note 4 to the Condensed Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

	Year-to-date
( in thousands )	2007	2006
Operating revenues	$1,107	$84,390

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	609	(10,039)
Income taxes (benefit)	(3,158)	(3,622)

Income (loss) from discontinued operations	$3,767	$(6,417)

We sold the Shop At Home television network to Jewelry television on June 21, 2006 and sold the three Shop At Home-affiliated broadcast television stations located in San Francisco, CA, Canton, OH and Wilson, NC on December 22, 2006. The transactions impact the year-over-year comparability of our discontinued operations results.

The tax benefit that was recognized in the first quarter of 2007 is primarily attributed to differences that were identified between our prior year tax provision and tax returns.

Continuing Operations – The increase in operating revenues for the first quarter of 2007 compared with the prior-year period was due to double-digit growth in advertising sales and affiliate fee revenue at our national television networks. The growth in advertising revenues was primarily driven by increased demand for advertising time and higher advertising rates at our networks. The growth in affiliate fee revenues is attributed to scheduled rate increases and wider distribution of our networks. Increases in revenues at Scripps Networks were partially offset by declines in advertising revenues at our newspapers and broadcast television stations. The decline in revenues at our newspapers was attributed to a weak newspaper advertising environment, particularly in Florida. Significant revenues generated in the first quarter of 2006 from the broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to the decrease in revenue at our broadcast television stations. On a pro forma basis, assuming we had owned uSwitch for all of 2006, consolidated revenue for the first quarter of 2007 was even with the prior-year period.

Costs and expenses were primarily impacted by the expanded hours of original programming and costs to promote our national networks, costs related to the leadership transition at Shopzilla and costs incurred during the quarter to build brand awareness for uSwitch in the United Kingdom.

In the first quarter of 2007, we wrote down intangible assets $5.2 million as a result of changes to the terms of a distribution agreement at our Shopzilla business. This charge to amortization contributed to the increase in depreciation and amortization.

In the first quarter of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million. Net income was increased by $2.1 million, $.01 per share.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased in 2007 due to lower average debt levels. The average outstanding balance of variable-interest bearing obligations for 2007 was $157 million at an average rate of 5.3% compared with $254 million at an average rate of 4.6% for 2006. Interest expense for the full year of 2007 is expected to be approximately $37 million.

The decrease in equity in earnings of JOAs is primarily attributed to lower advertising sales in all three of our JOA markets.

The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full-year period, we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is as follows:

( in thousands )	Year-to-date
	2007	2006
Income from continuing operations before income taxes and minority interests as reported	$115,088	$146,379
Income of pass-through entities allocated to non-controlling interests	17,984	14,021

Income allocated to Scripps	$97,104	$132,358

Provision for income taxes	$32,391	$50,548

Effective income tax rate as reported	28.1%	34.5%
Effective income tax rate on income allocated to Scripps	33.4%	38.2%

In connection with the adoption of Financial Accounting Standards Board Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision $4.0 million.

Minority interest increased in the first quarter of 2007 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

Business Segment Results - As discussed in Note 18 to the Condensed Consolidated Financial Statements our chief operating decision maker (as defined by FAS 131—Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

In February of 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado (See Note 5 to the Condensed Consolidated Financial Statements). Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the results of the contributed publications prior to the formation of the partnership are reported separately in our segment results.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Segment operating revenues:
Scripps Networks	$269,479	13.4%	$237,602

Newspapers:
Newspapers managed solely by us	169,751	(7.8)%	184,202
JOAs and newspaper partnerships	58	20.8%	48

Total	169,809	(7.8)%	184,250
Boulder prior to formation of Colorado newspaper partnership			2,189

Total newspapers	169,809	(8.9)%	186,439
Broadcast television	76,508	(8.7)%	83,763
Interactive media	62,934	7.3%	58,643
Licensing and other media	23,200	(1.7)%	23,604
Corporate	427		205
Intersegment eliminations	(933)	77.0%	(527)

Total operating revenues	$601,424	2.0%	$589,729

Segment profit (loss):
Scripps Networks	$127,500	19.7%	$106,545

Newspapers:
Newspapers managed solely by us	36,691	(28.0)%	50,984
JOAs and newspaper partnerships	(5,044)		(959)

Total	31,647	(36.7)%	50,025
Boulder prior to formation of Colorado newspaper partnership			(125)

Total newspapers	31,647	(36.6)%	49,900
Broadcast television	16,379	(27.2)%	22,487
Interactive media	(381)		13,921
Licensing and other media	2,978	2.6%	2,902
Corporate	(18,954)	12.2%	(16,893)
Intersegment eliminations	(195)
Depreciation and amortization of intangibles	(34,442)	35.9%	(25,348)
Gain on formation of Colorado newspaper partnership			3,535
Losses on disposal of PP&E	(89)	(7.3)%	(96)
Interest expense	(10,201)	(16.1)%	(12,153)
Miscellaneous, net	846	(46.4)%	1,579

Income from continuing operations before income taxes and minority interests	$115,088	(21.4)%	$146,379

Discussions of the operating performance of each of our reportable business segments begin on page F-36.

Corporate expenses are expected to be about $18 million in the second quarter of 2007.

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Condensed Consolidated Statements of Income is as follows:

	Year-to-date
( in thousands )	2007	2006
Scripps Networks:
Equity in earnings of joint ventures	$3,970	$3,164
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	3,579	8,206

Total equity in earnings of JOAs and other joint ventures	$7,549	$11,370

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments.

Significant reconciling items attributable to each business segment are as follows:

	Year-to-date
( in thousands )	2007	2006
Depreciation and amortization:
Scripps Networks	$5,410	$4,450

Newspapers:
Newspapers managed solely by us	5,792	5,175
JOAs and newspaper partnerships	333	300

Total	6,125	5,475
Boulder prior to formation of Colorado newspaper partnership		132

Total newspapers	6,125	5,607
Broadcast television	4,601	4,903
Interactive media	17,813	9,877
Licensing and other media	114	168
Corporate	379	343

Total	$34,442	$25,348

Losses on disposal of PP&E:
Scripps Networks	$(68)	$(85)

Newspapers:
Newspapers managed solely by us	(8)	4
JOAs and newspaper partnerships	1

Total newspapers	(7)	4
Broadcast television	(14)	(15)

Losses on disposal of PP&E	$(89)	$(96)

Gain on formation of Colorado newspaper partnership		$3,535

Scripps Networks – Scripps Networks includes five national television networks and their affiliated Websites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 7.25% interest in Fox-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Scripps Networks were as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Segment operating revenues:
Advertising	$205,748	10.1%	$186,836
Network affiliate fees, net	57,852	19.8%	48,286
Other	5,879		2,480

Total segment operating revenues	269,479	13.4%	237,602

Segment costs and expenses:
Employee compensation and benefits	35,857	19.2%	30,072
Programs and program licenses	50,946	15.8%	43,995
Other segment costs and expenses	59,146	(1.7)%	60,154

Total segment costs and expenses	145,949	8.7%	134,221

Segment profit before joint ventures	123,530	19.5%	103,381
Equity in income of joint ventures	3,970	25.5%	3,164

Segment profit	$127,500	19.7%	$106,545

Supplemental Information:

Billed network affiliate fees	$62,851		$52,088

Network launch incentive payments	778		1,440

Payments for programming (greater) less than program cost amortization	(22,320)		(21,008)

Depreciation and amortization	5,410		4,450

Capital expenditures	5,045		2,626

Business acquisitions and other additions to long-lived assets, primarily program assets	75,228		61,699

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

We continue to successfully develop our network brands on the Internet and through merchandise sales. Our Internet sites had revenues of $14.6 million in the first quarter of 2007 compared with $10.6 million in the first quarter of 2006. In 2006, we entered into a licensing agreement with Kohl’s department stores to develop a Food Network branded line of home goods. We expect that Kohl’s will begin carrying the line by the third quarter of 2007.

We expect total operating revenues at Scripps Networks to increase approximately 8% to 10% year-over-year in the second quarter of 2007.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience. Our continued investment in building consumer awareness and expanding distribution of our network and online lifestyle brands is expected to increase total segment expenses about 6% year-over-year in the second quarter of 2007.

Supplemental financial information for Scripps Networks is as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Operating revenues:
HGTV	$133,853	12.1%	$119,359
Food Network	107,789	14.8%	93,874
DIY	11,548	7.7%	10,725
Fine Living	10,315	24.0%	8,321
GAC	5,589	18.2%	4,729
Other	385	(35.2)%	594

Total segment operating revenues	$269,479	13.4%	$237,602

Homes reached in March (1):
HGTV	92,000	2.7%	89,600
Food Network	91,900	3.1%	89,100
DIY	43,500	20.8%	36,000
Fine Living	44,700	20.8%	37,000
GAC	46,600	13.9%	40,900

(1)	Approximately 96 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

Newspapers – We operate daily and community newspapers in 18 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Three of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Operating results for newspapers managed solely by us were as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Segment operating revenues:
Local	$36,963	(10.7)%	$41,376
Classified	51,699	(16.1)%	61,587
National	8,930	(3.6)%	9,265
Preprint, online and other	36,505	2.9%	35,491

Newspaper advertising	134,097	(9.2)%	147,719
Circulation	30,878	(4.4)%	32,313
Other	4,776	14.5%	4,170

Total operating revenues	169,751	(7.8)%	184,202

Segment costs and expenses:
Employee compensation and benefits	67,787	(0.6)%	68,175
Newsprint and ink	19,992	(13.8)%	23,192
Other segment costs and expenses	45,281	8.2%	41,851

Total costs and expenses	133,060	(0.1)%	133,218

Contribution to segment profit	$36,691	(28.0)%	$50,984

Supplemental Information:

Depreciation and amortization	$5,792		$5,175

Capital expenditures	5,613		3,894

Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets			22,864

The decrease in advertising revenues was primarily due to weakness in classified and local advertising in our newspaper markets. Decreases in real estate advertising particularly impacted revenues at our Florida newspapers.

Increases in preprint, online and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $10.1 million in the first quarter of 2007 compared with $8.4 million in the first quarter of 2006. Higher advertising rates, resulting from increases in the audience visiting our Web sites, as well as an increase in our online product offerings, contributed to the increase in online revenues. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

Due to lower classified and local advertising sales, we expect total operating revenues at newspapers will decrease approximately 4% to 6% year-over-year in the second quarter of 2007.

The decrease in newsprint and ink costs is attributed to a 10.2% decrease in newsprint consumption and a 3.9% decrease in newsprint prices.

The increases in other segment costs and expenses is attributed to increased spending in online and print initiatives, primarily in our Florida markets.

We expect total costs and expenses to increase approximately 1% to 2% year-over-year in the second quarter of 2007.

In March 2007, a majority of our newspapers offered voluntary separation plans to its employees. We will incur a charge in the second quarter of 2007 of an amount up to $10 million depending on the number of employees that accept the offer. These separation plan charges are not included in the cost and expense guidance summarized above.

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

In February of 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOAs and newspaper partnerships were as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$(1,857)		$1,172
Cincinnati	3,928		4,397
Albuquerque	1,938		2,496
Colorado	(107)		175
Other newspaper partnerships and joint ventures	(323)		(34)

Total equity in earnings of JOAs	3,579	(56.4)%	8,206
Operating revenues of JOAs and newspaper partnerships	58	20.8%	48

Total	3,637	(55.9)%	8,254

JOA editorial costs and expenses	8,681	(5.8)%	9,213

Contribution to segment profit	$(5,044)		$(959)

Supplemental Information:

Depreciation and amortization	$333		$300

Capital expenditures	89		352

Business acquisitions and other additions to long-lived assets	12		118

Equity in earnings of JOAs was impacted by lower advertising sales in our JOA markets.

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

Operating results for broadcast television were as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Segment operating revenues:
Local	$48,541	(9.2)%	$53,440
National	23,884	(10.3)%	26,636
Political	262	(72.8)%	965
Network compensation	1,882	84.1%	1,022
Other	1,939	14.1%	1,700

Total segment operating revenues	76,508	(8.7)%	83,763

Segment costs and expenses:
Employee compensation and benefits	32,818	(2.3)%	33,584
Programs and program licenses	11,899	3.6%	11,483
Other segment costs and expenses	15,412	(4.9)%	16,209

Total segment costs and expenses	60,129	(1.9)%	61,276

Segment profit	$16,379	(27.2)%	$22,487

Supplemental Information:

Payments for programming less (greater) than program cost amortization	$(377)		$64

Depreciation and amortization	4,601		4,903

Capital expenditures	2,376		1,307

Broadcast television operating results are significantly affected by the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Consequently, the number of political advertising spots run often displaces some of the advertising run in our local and national advertising categories.

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics in 2006 contributed to the year-over-year decrease in local and national advertising. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006.

We expect the percentage increase in total operating revenues at our broadcast television stations to increase in the low single digits in the second quarter of 2007, reflecting the absence of political advertising related to the prior year period.

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

We acquired uSwitch on March 16, 2006. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products, primarily in the United Kingdom.

Our interactive media businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Financial information for interactive media is as follows:

	Year-to-date
( in thousands )	2007	Change	2006
Segment operating revenues	$62,934	7.3%	$58,643

Segment profit (loss)	$(381)		$13,921

Supplemental Information:

Depreciation and amortization	$17,813		$9,877

Capital expenditures	6,418		2,778

Business acquisitions and other additions to long-lived assets			370,701

On a pro-forma basis, assuming we had owned uSwitch for all of 2006, operating revenues for the first quarter of 2007 decreased 8.7% compared with the first quarter of 2006. Interactive media operating revenues in 2007 were impacted by increased competition in the domestic search engine marketing environment and lower switching activity due to declines in retail energy prices in the United Kingdom.

Segment results for interactive media in the first quarter of 2007 were also impacted by $10 million of costs incurred to build brand awareness for uSwitch in the United Kingdom and $5 million of costs incurred related to the transition in leadership at Shopzilla.

Interactive media is expected to generate segment profits of about $5 million in the second quarter of 2007 and $30 million to $40 million for the full year of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provides approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	Three months ended March 31,
	2007	2006
Net cash provided by continuing operating activities	$111,621	$160,904
Net cash provided by (used in) discontinued operations	171	(12,398)
Proceeds from formation of Colorado partnership		20,029
Dividends paid, including to minority interests	(59,241)	(18,345)
Employee stock option proceeds	8,146	7,774
Excess tax benefits on stock awards	1,646	2,753
Other financing activities	(13,263)	2,010

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$49,080	$162,727

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$674	$(383,915)
Capital expenditures	(20,632)	(10,273)
Other investing activity	49	914
Repurchase Class A Common shares	(17,184)	(19,280)
Increase (decrease) in long-term debt	(20,171)	263,355

Our cash flow has been used primarily to fund acquisitions and investments, repay debt, and develop new businesses.

Net cash provided by operating activities decreased year-over-year primarily due to timing differences between periods related to payments for income taxes. We expect cash flow from operating activities in 2007 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On April 24, 2007, we closed the sale for the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of $61 million.

In March 2006, we acquired 100% of the common stock of uSwitch for approximately $372 million, net of cash and short-term investments acquired. We also acquired minority interests in our Evansville and Memphis newspapers, and acquired certain other publications, for total consideration of approximately $23 million of which $3.6 million of the consideration was paid in the first quarter of 2006. In connection with the acquisitions, we entered into a $100 million 364-day revolving credit facility which was subsequently replaced by a new credit facility in the second quarter of 2006 (See Note 13 to the Condensed Consolidated Financial Statements). The remaining balance of the acquisitions was financed using a combination of cash on hand and additional borrowings on our existing credit facilities.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect these cash distributions will approximate $70 million in 2007.

We expect to repurchase our Class A Common shares to offset the dilution resulting from our stock compensation programs each year. In 2007, we have repurchased 377,000 shares at a total cost of $18.1 million. As of March 31, 2007, we are authorized to repurchase 2.5 million additional shares, of which 0.9 million has been authorized by our Board of Directors for repurchase in the remaining period of 2007. The stock repurchase program can be discontinued at any time.

We have a revolving credit facility expiring in June 2011 that permits aggregate borrowings up to $750 million. Total commercial paper borrowings, which are supported by the facility were $170 million at March 31, 2007.

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

Our primary exposure to foreign currencies is the exchange rates between the US dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the US dollar increases in value relative to those currencies. Included in shareholders’ equity is $49.4 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the US dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency option. We held no foreign currency derivative financial instruments at March 31, 2007.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at March 31, 2007.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of March 31, 2007			As of December 31, 2006
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$170,320	$170,320		$190,461	$190,461
6.625% notes due in 2007	99,993	100,499		99,989	100,791
3.75% notes due in 2008	39,504	39,401		39,356	39,245
4.25% notes due in 2009	86,029	84,182		86,008	83,485
4.30% notes due in 2010	149,844	145,830		149,832	144,571
5.75% notes due in 2012	199,342	200,844		199,310	200,556
Other notes	1,394	1,122		1,425	1,157

Total long-term debt including current portion	$746,426	$742,198		$766,381	$760,266

Financial instruments subject to market value risk:
Time Warner (common shares—2007, 2,008,000; 2006, 2,011,000)	$29,412	$39,488		$29,585	$43,804
Other available-for-sale securities	137	2,186		175	2,130

Total investments in publicly-traded companies	29,549	41,674		29,760	45,934
Other equity securities	8,061	(a	)	7,430	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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