Form 10-Q
period 2007-06-30
SCRIPPS E W CO /DE
filed 2007-08-08
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐                                                  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2007 there were 126,611,996 of the Registrant’s Class A Common shares outstanding and 36,568,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A shares during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
4/1/07 - 4/30/07	130,000	$44.42	130,000	2,343,000
5/1/07 - 5/31/07	143,000	$43.86	143,000	2,200,000
6/1/07 - 6/30/07				2,200,000

Total	273,000	$44.12	273,000	2,200,000

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we were authorized to repurchase up to 5.0 million Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the May 4, 2007 Annual Meeting of Shareholders:

Description of Matters Submitted	In Favor	Authority Witheld
1. Election of Directors:
Class A Common Shares:
David A. Galloway	110,191,115	4,364,489
Nicholas B. Paumgarten	109,965,150	4,590,454
Ronald W. Tysoe	102,832,335	11,723,269
Julie A. Wrigley	109,893,503	4,662,101
Common Voting Shares:
William R. Burleigh	35,593,746	770,000
John H. Burlingame	36,363,746
Kenneth W. Lowe	36,363,746
Jarl Mohn	36,363,746
Jeffrey Sagansky	36,363,746
Nackey E. Scagliotti	36,363,746
Edward W. Scripps	36,363,746
Paul K. Scripps	36,363,746

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 8, 2007	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2007 (Unaudited)	As of December 31, 2006	June 30, 2006 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,778	$30,450	$33,733
Short-term investments	2,064	2,872	1,110
Accounts and notes receivable (less allowances - $14,586, $15,477, $16,253)	538,211	535,901	524,164
Programs and program licenses	201,736	179,887	191,171
Deferred income taxes	20,005	21,744	32,666
Assets of discontinued operations		61,237	175,478
Miscellaneous	34,687	43,228	36,488

Total current assets	815,481	875,319	994,810

Investments	220,639	225,349	231,399

Property, plant and equipment	528,326	511,738	475,633

Goodwill and other intangible assets:
Goodwill	1,955,285	1,961,051	1,940,374
Other intangible assets	309,441	309,243	324,041

Total goodwill and other intangible assets	2,264,726	2,270,294	2,264,415

Other assets:
Programs and program licenses (less current portion)	272,820	249,184	189,748
Unamortized network distribution incentives	146,004	155,578	164,303
Prepaid pension	9,133	9,130	54,442
Miscellaneous	45,905	47,742	45,898

Total other assets	473,862	461,634	454,391

TOTAL ASSETS	$4,303,034	$4,344,334	$4,420,648

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2007 (Unaudited)	As of December 31, 2006	June 30, 2006 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,282	$77,945	$85,375
Customer deposits and unearned revenue	64,497	50,524	49,254
Accrued liabilities:
Employee compensation and benefits	60,491	76,744	67,221
Network distribution incentives	4,388	3,755	7,969
Accrued income taxes	31,311	36,798	10,203
Accrued marketing and advertising costs	14,714	19,937	16,299
Accrued interest	10,459	10,850	7,912
Miscellaneous	61,527	68,346	65,892
Liabilities of discontinued operations		19,719	44,964
Other current liabilities	32,932	34,650	30,854

Total current liabilities	354,601	399,268	385,943

Deferred income taxes	340,610	334,223	355,932

Long-term debt (less current portion)	623,881	766,381	1,042,434

Other liabilities (less current portion)	181,257	140,598	122,752

Minority interests	114,311	122,429	97,783

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,881,611, 126,974,721; and 126,939,429 shares	1,269	1,270	1,269
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,568,226 and 36,568,226 shares	366	366	366

Total	1,635	1,636	1,635
Additional paid-in capital	461,563	431,432	395,614
Retained earnings	2,210,303	2,145,875	2,008,434
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	9,775	10,591	4,751
Pension liability adjustments	(53,657)	(54,863)	(18,550)
Foreign currency translation adjustment	58,755	46,764	23,920

Total shareholders’ equity	2,688,374	2,581,435	2,415,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,303,034	$4,344,334	$4,420,648

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Operating Revenues:
Advertising	$459,245	$465,387	$874,434	$884,145
Referral fees	59,176	64,531	121,261	122,684
Network affiliate fees, net	58,672	49,247	116,524	97,533
Circulation	29,579	30,423	60,457	62,957
Licensing	17,421	17,580	35,694	36,510
Other	15,981	14,746	33,128	27,814

Total operating revenues	640,074	641,914	1,241,498	1,231,643

Costs and Expenses:
Employee compensation and benefits	180,711	164,284	364,656	333,456
Production and distribution	71,207	74,407	142,968	148,416
Programs and program licenses	70,209	58,249	133,054	113,727
Marketing and advertising	49,671	53,173	111,335	111,505
Other costs and expenses	71,552	70,836	141,336	136,082

Total costs and expenses	443,350	420,949	893,349	843,186

Depreciation, Amortization, and Losses (Gains):
Depreciation	20,867	18,851	39,418	36,105
Amortization of intangible assets	11,343	14,582	27,234	22,676
Gain on formation of Colorado newspaper partnership				(3,535)
Losses on disposal of property, plant and equipment	243	60	332	156
Hurricane recoveries, net		(1,750)		(1,750)

Net depreciation, amortization and losses (gains)	32,453	31,743	66,984	53,652

Operating income	164,271	189,222	281,165	334,805
Interest expense	(10,729)	(15,537)	(20,930)	(27,690)
Equity in earnings of JOAs and other joint ventures	18,139	14,611	25,688	25,981
Miscellaneous, net	2,915	1,551	3,761	3,130

Income from continuing operations before income taxes and minority interests	174,596	189,847	289,684	336,226
Provision for income taxes	55,917	65,249	88,308	115,797

Income from continuing operations before minority interests	118,679	124,598	201,376	220,429
Minority interests	20,988	19,726	38,968	34,075

Income from continuing operations	97,691	104,872	162,408	186,354
Income (loss) from discontinued operations, net of tax	(230)	(33,728)	3,537	(40,145)

Net income	$97,461	$71,144	$165,945	$146,209

Net income (loss) per basic share of common stock:
Income from continuing operations	$.60	$.64	$.99	$1.14
Income (loss) from discontinued operations	.00	(.21)	.02	(.25)

Net income per basic share of common stock	$.60	$.44	$1.02	$.90

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.59	$.64	$.99	$1.13
Income (loss) from discontinued operations	.00	(.20)	.02	(.24)

Net income per diluted share of common stock	$.59	$.43	$1.01	$.89

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2007	2006

Cash Flows from Operating Activities:
Net income	$165,945	$146,209
Loss (income) from discontinued operations	(3,537)	40,145

Income from continuing operations	162,408	186,354
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Programs and program licenses costs	133,054	113,727
Depreciation and intangible assets amortization	66,652	58,781
Network distribution incentive amortization	13,715	14,897
Equity in earnings of JOAs and other joint ventures	(25,688)	(25,981)
Gain on formation of Colorado newspaper partnership		(3,535)
Deferred income taxes	(666)	3,982
Excess tax benefits of stock compensation plans	1,102
Stock and deferred compensation plans	19,973	19,034
Minority interests in income of subsidiary companies	38,968	34,075
Program payments	(176,178)	(152,791)
Dividends received from JOAs and other joint ventures	31,218	38,116
Capitalized network distribution incentives	(5,476)	(10,946)
Prepaid and accrued pension expense	7,325	11,711
Other changes in certain working capital accounts, net	(16,257)	(36,204)
Miscellaneous, net	(438)	4,372

Net cash provided by continuing operating activities	249,712	255,592
Net cash provided by (used in) discontinued operating activities	(17,082)	656

Net operating activities	232,630	256,248

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(2,821)	(396,038)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs		20,029
Additions to property, plant and equipment	(52,433)	(29,299)
Decrease (increase) in short-term investments	808	11,690
Sale of long-term investments	1,339	2,422
Miscellaneous, net	69	1,750

Net cash provided by (used in) continuing investing activities	(53,038)	(389,446)
Net cash provided by (used in) discontinued investing activities	60,927	14,046

Net investing activities	7,889	(375,400)

Cash Flows from Financing Activities:
Increase in long-term debt		216,894
Payments on long-term debt	(142,616)	(50)
Dividends paid	(42,581)	(37,605)
Dividends paid to minority interests	(47,086)	(25,248)
Repurchase Class A Common shares	(30,103)	(32,984)
Proceeds from employee stock options	11,776	11,501
Excess tax benefits of stock compensation plans	2,070	1,473
Miscellaneous, net	(3,751)	(1,022)

Net cash provided by (used in) continuing financing activities	(252,291)	132,959
Net cash provided by (used in) discontinued financing activities	(43)	(106)

Net financing activities	(252,334)	132,853

Effect of exchange rate changes on cash and cash equivalents	143	789

Increase (decrease) in cash and cash equivalents	(11,672)	14,490

Cash and cash equivalents:
Beginning of year	30,450	19,243

End of period	$18,778	$33,733

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended June 30
As of December 31, 2005	$1,637	$363,416	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				146,209		146,209	$71,144

Unrealized gains (losses) on investments, net of tax of $77 and $(367)					(144)	(144)	682
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses) on investments					(155)	(155)	682
Currency translation, net of tax of $(264) and $(284)					22,438	22,438	24,098

Total comprehensive income						168,492	$95,924

Adoption of FAS 123-R		3,194	(3,194)
Dividends: declared and paid - $.23 per share				(37,605)		(37,605)
Convert 100,000 Voting shares to Class A shares
Repurchase 700,000 Class A Common shares	(7)	(1,813)		(31,164)		(32,984)
Compensation plans, net: 619,470 shares issued; 71,611 shares repurchased; 2,816 shares forfeited	5	28,246				28,251
Tax benefits of compensation plans		2,571				2,571

As of June 30, 2006	$1,635	$395,614		$2,008,434	$10,121	$2,415,804

As of December 31, 2006	$1,636	$431,432		$2,145,875	$2,492	$2,581,435
Comprehensive income:
Net income				165,945		165,945	$97,461

Unrealized gains (losses) on investments, net of tax of $465 and $(1,004)					(816)	(816)	1,765
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(692) and $(343)					1,206	1,206	597
Currency translation, net of tax of $(590) and $(518)					11,991	11,991	9,470

Total comprehensive income						178,326	$109,293

FIN 48 transition adjustment				(30,869)		(30,869)
Dividends: declared and paid - $.26 per share				(42,581)		(42,581)
Repurchase 650,000 Class A Common shares	(7)	(2,029)		(28,067)		(30,103)
Compensation plans, net: 602,883 shares issued; 44,693 shares repurchased; 1,300 shares forfeited	6	28,988				28,994
Tax benefits of compensation plans		3,172				3,172

As of June 30, 2007	$1,635	$461,563		$2,210,303	$14,873	$2,688,374

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2006 Annual Report on Form 10-K. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

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

Newspaper Joint Operating Agreements (“JOA”) - We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. The related editorial costs and expenses are included within costs and expenses in our Condensed Consolidated Statements of Income. Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Condensed Consolidated Balance Sheets. We do not have a residual interest in the net assets of the Cincinnati JOA.

Revenue Recognition - Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time any associated deferred revenues would also be recognized. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

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

Production and Distribution - Production and distribution costs include costs incurred to distribute our programming to cable and satellite systems, produce and distribute our newspapers and other publications to readers, and other costs incurred to provide our products and services to consumers. These costs are expensed as incurred.

Stock-Based Compensation - We have a Long-Term Incentive Plan (the “Plan”), which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

In accordance with Financial Accounting Standard No. 123-R - Share Based Payment (“FAS 123-R”), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted-average fair value of options granted	$12.58	$12.29	$12.58	$12.75
Assumptions used to determine fair value:
Dividend yield	1.0%	0.9%	1.0%	0.9%
Risk-free rate of return	4.7%	4.6%	4.7%	4.6%
Expected life of options (years)	5.35	5.38	5.35	5.38
Expected volatility	20.6%	21.3%	20.6%	21.3%

Stock based compensation costs totaled $6.0 million for the second quarter of 2007 and $6.6 million for the second quarter of 2006. Year-to-date stock based compensation costs totaled $17.2 million in 2007 and $17.9 million in 2006.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Basic weighted-average shares outstanding	163,184	163,244	163,291	163,331
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	206	218	214	225
Stock options held by employees and directors	1,000	1,323	1,152	1,428

Diluted weighted-average shares outstanding	164,390	164,785	164,657	164,984

Stock options to purchase 6,341,951 common shares were anti-dilutive as of June 30, 2007, and are therefore not included in the computation of diluted weighted-average shares outstanding.

2.    ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarified the accounting for tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Recently Issued Accounting Standards - In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the effect that the adoption of FAS 157 will have on our financial statements.

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

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 06-11 will have on our consolidated financial statements.

3.    ACQUISITIONS

2007 -	In July 2007, we reached an agreement to acquire Fum Machineworks, Inc. d/b/a Recipezaar.com, a user-generated recipe and community site featuring more than 230,000 recipes, for cash consideration of approximately $25 million. We also acquired Incando Corporation d/b/a Pickle.com, a Web-site that enables users to easily organize and share photos and videos from any camera and mobile phone device, for cash consideration of approximately $4.7 million. These acquisitions are part of our broader strategy at Scripps Networks to move our online businesses beyond extensions of our networks to become multi-branded, user-centric applications that create communities of online consumers in the home, food and lifestyle categories.

In the second quarter of 2007, we acquired newspaper publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million.

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

	2007	2006
(in thousands)	Newspapers	uSwitch	Newspapers
Accounts receivable		$9,486	$91
Other current assets		583
Property, plant and equipment		5,368	5
Amortizable intangible assets	$997	129,095	8,468
Goodwill	998	274,114	14,318

Total assets acquired	1,995	418,646	22,882
Current liabilities		(13,251)	(96)
Deferred income taxes		(33,238)
Minority interest			2,305

Net purchase price	$1,995	$372,157	$25,091

Pro forma results of operations, assuming the uSwitch acquisition had taken place at the beginning of 2006, are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes pre-acquisition transaction related expenses incurred by uSwitch. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2006. Pro forma results are not presented for the other acquisitions completed during 2006 because the combined results of operations would not be significantly different from reported amounts.

(in thousands, except per share data)	Six months ended June 30, 2006
Operating revenues	$1,241,909
Income from continuing operations	184,598

Income from continuing operations per share of common stock:
Basic	$1.13
Diluted	1.12

4.    DISCONTINUED OPERATIONS

In the first quarter of 2006, we undertook a deliberate and careful assessment of strategic alternatives for Shop At Home which culminated in the sale of the operations of the Shop At Home television network and certain assets to Jewelry Television in June 2006 for approximately $17 million in cash. Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. We also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. On December 22, 2006, we closed the sale for the three stations located in San Francisco, CA, Canton, OH and Wilson, NC. The sale of the two remaining stations located in Lawrence, MA, and Bridgeport, CT closed on April 24, 2007.

In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Operating results of our discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Operating revenues	$213	$80,232	$1,320	$164,622

Income (loss) from discontinued operations:
Income (loss) from operations	$(142)	$(40,465)	$467	$(50,504)
Loss on divestiture	(255)	(12,054)	(255)	(12,054)

Income (loss) from discontinued operations, before tax	(397)	(52,519)	212	(62,558)
Income taxes (benefit)	(167)	(18,791)	(3,325)	(22,413)

Income (loss) from discontinued operations	$(230)	$(33,728)	$3,537	$(40,145)

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

(in thousands)	Second quarter charges	Third quarter charges / adjustments	Fourth quarter adjustments	Cash payments	Balance as of December 31, 2006
Employee termination benefits	$12,327	$1,326		$(13,653)
Other long-term agreement costs	4,404	(1,142)	$(730)	(1,419)	$1,113

Total	$16,731	$184	$(730)	$(15,072)	$1,113

Information regarding long-term contract termination accruals for 2007 is as follows:

(in thousands)	Balance as of December 31, 2006	First quarter Adjustments	Second quarter Adjustments	Cash payments	Balance as of June 30, 2007
Other long-term agreement costs	$1,113	$(146)	$(759)	$(208)	$—

Assets and liabilities of our discontinued operations consisted of the following:

	As of
(in thousands)	December 31, 2006	June 30, 2006
Assets:
Inventories		$2,869
Property, plant and equipment	$4,738	8,398
Intangible assets	55,923	163,600
Other assets	576	611

Assets of discontinued operations	$61,237	$175,478

Liabilities:
Deferred income taxes	$19,277	$44,402
Other liabilities	442	562

Liabilities of discontinued operations	$19,719	$44,964

5.    OTHER CHARGES AND CREDITS

2007 - A majority of our newspapers offered voluntary separation plans to eligible employees during 2007. In connection with the acceptance of the offer by 137 employees, we accrued severance-related costs of $8.9 million in the second quarter of 2007. These costs reduced net income $5.4 million. Cash expenditures related to these separation plans were $5.3 million through the second quarter of 2007.

Due to changes in a distribution agreement at our Shopzilla business, we wrote down intangible assets during the first quarter of 2007 to reflect that certain components of the contract were not continued. This resulted in a charge to amortization of $5.2 million that reduced year-to-date net income $3.3 million.

In connection with the adoption of Financial Accounting Standards Board Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision in the first quarter of 2007 increasing year-to-date net income $4.0 million.

2006 - In February 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily and Bloomfield Enterprise newspapers for a 50% interest in the partnership. MediaNews contributed the assets of publications they operate in Colorado. In addition, MediaNews paid us cash consideration of $20.4 million. We recognized a pre-tax gain of $3.5 million in the first quarter of 2006 upon completion of the transaction, which increased net income by $2.1 million.

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. In the second quarter of 2006, we reached agreements with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $1.8 million, which increased net income by $1.1 million.

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

Consolidated income before income tax consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Income allocated to Scripps	$153,657	$170,329	$250,761	$302,687
Income of pass-through entities allocated to non-controlling interests	20,939	19,518	38,923	33,539

Income from continuing operations before income taxes and minority interest	$174,596	$189,847	$289,684	$336,226

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

The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income before income tax is greater or less than what was estimated or if the allocation of income to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income before income tax for the full year and the jurisdictions in which we expect that income will be taxed.

Information regarding our expected effective income tax rate from continuing operations for the full year of 2007 and the actual effective income tax rate from continuing operations for the full year of 2006 is as follows:

	2007	2006
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	2.1
Income of pass-through entities allocated to non-controlling interests	(4.2)	(3.7)
Adjustment of state net operating loss carryforward valuation allowance		(0.6)
Adjustment of tax balances (1)	(0.6)
Section 199 - Production Activities Deduction	(1.9)	(0.8)
Miscellaneous	(0.1)	(0.2)

Effective income tax rate	31.9%	31.8%

(1)	In connection with the adoption of FIN 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision in the first quarter of 2007 increasing year-to-date net income $4.0 million.

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

The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
The Cincinnati Post	Gannett Co., Inc.	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The JOAs generally provide for renewals unless an advance termination notice ranging from two to five years is given to either party. Gannett Co., Inc. has notified us of its intent to terminate the Cincinnati JOA upon its expiration in December 2007. In July 2007, we announced that we will cease publication of our newspapers that participate in the Cincinnati JOA at the end of the year.

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

In February 2006, we formed a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

8.    INVESTMENTS

Investments consisted of the following:

(in thousands, except share data)	June 30, 2007	As of December 31, 2006	June 30, 2006
Securities available for sale (at market value):
Time Warner (common shares - 2007, 2,008,000; 2006, 2,011,000)	$42,248	$43,804	$34,794
Other available-for-sale securities	2,195	2,130	1,967

Total available-for-sale securities	44,443	45,934	36,761
Denver JOA	107,128	116,875	129,924
Colorado newspaper partnership	29,706	30,157	31,635
Joint ventures	31,752	24,953	25,443
Other equity securities	7,610	7,430	7,636

Total investments	$220,639	$225,349	$231,399

Unrealized gains on securities available for sale	$14,893	$16,174	$7,013

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of June 30, 2007, there were no significant unrealized losses on our available-for-sale securities.

Cash distributions from the Denver JOA have exceeded earnings since the third quarter of 2005, primarily as a result of increased depreciation on assets that will be retired upon consolidation of DNA’s newspaper production facilities.

In the first quarter of 2007, we contributed our 12% interest in Fox Sports Net South for a 7.25% interest in Fox-BRV Southern Sports Holdings, LLC (“Fox-BRV”). Fox-BRV will manage and operate both the Sports South and Fox Sports Net South regional television networks.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at June 30, 2007. There can be no assurance we would realize the carrying values of these securities upon their sale.

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2007	As of December 31, 2006	June 30, 2006
Land and improvements	$77,176	$77,071	$54,463
Buildings and improvements	268,460	258,710	252,198
Equipment	631,111	607,896	614,312
Computer Software	109,496	93,842	83,062

Total	1,086,243	1,037,519	1,004,035
Accumulated depreciation	557,917	525,781	528,402

Net property, plant and equipment	$528,326	$511,738	$475,633

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

(in thousands)	June 30, 2007	As of December 31, 2006	June 30, 2006
Goodwill	$1,955,285	$1,961,051	$1,940,374

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	228,253	204,082	198,808
Copyrights and other trade names	53,188	34,306	32,657
Other	32,797	48,971	46,211

Total carrying amount	384,401	357,522	347,839

Accumulated amortization:
Acquired network distribution	(9,149)	(7,758)	(6,344)
Broadcast television network affiliation relationships	(3,027)	(2,480)	(1,925)
Customer lists	(61,762)	(39,089)	(24,749)
Copyrights and other trade names	(9,003)	(5,427)	(3,710)
Other	(17,641)	(19,147)	(14,875)

Total accumulated amortization	(100,582)	(73,901)	(51,603)

Net amortizable intangible assets	283,819	283,621	296,236

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622
Other			2,087

Total other indefinite-lived intangible assets	25,622	25,622	27,709

Pension liability adjustments			96

Total other intangible assets	309,441	309,243	324,041

Total goodwill and other intangible assets	$2,264,726	$2,270,294	$2,264,415

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		13,297		288,320		301,617
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Foreign currency translation adjustment				16,694		16,694

Balance as of June 30, 2006	$240,502	$776,881	$216,467	$706,506	$18	$1,940,374

Balance as of December 31, 2006	$240,502	$777,902	$219,367	$723,262	$18	$1,961,051
Business acquisitions		998				998
Adjustment of purchase price allocations				(14,703)		(14,703)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				7,939		7,939

Balance as of June 30, 2007	$240,502	$778,900	$219,367	$716,498	$18	$1,955,285

Amortizable intangible assets:
Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		7,443		108,091		115,534
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Other additions		8				8
Foreign currency translation adjustment				5,997		5,997
Amortization	(1,680)	(462)	(560)	(19,974)		(22,676)

Balance as of June 30, 2006	$39,413	$8,887	$25,706	$222,230		$296,236

Balance as of December 31, 2006	$38,707	$10,075	$25,137	$209,702		$283,621
Business acquisitions		997				997
Adjustment of purchase price allocations				21,004		21,004
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				5,431		5,431
Amortization	(1,621)	(916)	(560)	(24,137)		(27,234)

Balance as of June 30, 2007	$37,086	$10,156	$24,577	$212,000		$283,819

Other indefinite-lived intangible assets:
Balance as of December 31, 2005	$919	$1,168	$25,622			$27,709

Balance as of June 30, 2006	$919	$1,168	$25,622			$27,709

Balance as of December 31, 2006			$25,622			$25,622

Balance as of June 30, 2007			$25,622			$25,622

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

Amortizable intangible assets acquired in the uSwitch acquisition include customer lists, technology, trade names and patents. The customer lists intangible assets are estimated to have useful lives of 5 to 20 years. The other acquired intangibles are estimated to have useful lives of 4 to 9 years.

Amortizable intangible assets acquired in the 2006 newspaper acquisitions were customer lists, which are estimated to have useful lives of 3 to 20 years.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $20.3 million for the remainder of 2007, $38.1 million in 2008, $37.3 million in 2009, $33.8 million in 2010, $30.0 million in 2011, $27.2 million in 2012 and $97.1 million in later years.

11.    PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

(in thousands)	June 30, 2007	As of December 31, 2006	June 30, 2006
Cost of programs available for broadcast	$910,506	$825,943	$878,738
Accumulated amortization	596,736	531,376	616,395

Total	313,770	294,567	262,343
Progress payments on programs not yet available for broadcast	160,786	134,504	118,576

Total programs and program licenses	$474,556	$429,071	$380,919

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $315 million at June 30, 2007. If the programs are not produced, our commitment would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $78.7 million in the second quarter of 2007 and $69.6 million in 2006. Year-to-date progress payments and capitalized programs totaled $154 million in 2007 and $131 million in 2006.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2007	$92,875	$47,175	$140,050
2008	116,774	133,463	250,237
2009	65,083	114,084	179,167
2010	32,919	88,351	121,270
2011	5,929	64,897	70,826
2012	190	24,276	24,466
Later years		3,835	3,835

Total	$313,770	$476,081	$789,851

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12.    UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

(in thousands)	June 30, 2007	As of December 31, 2006	June 30, 2006
Network launch incentives	$100,949	$111,380	$124,100
Unbilled affiliate fees	45,055	44,198	40,203

Total unamortized network distribution incentives	$146,004	$155,578	$164,303

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Amortization of network distribution incentives	$6,899	$7,188	$13,715	$14,897

Estimated amortization for the next five years is as follows:

Remainder of 2007	$13,316
2008	31,766
2009	34,823
2010	24,556
2011	24,960
2012	14,184
Later years	2,399

Total	$146,004

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13.    LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2007	As of December 31, 2006	June 30, 2006
Variable-rate credit facilities, including commercial paper	$56,859	$190,461	$443,863
6.625% notes due in 2007	99,996	99,989	99,982
3.75% notes due in 2008	39,653	39,356	48,380
4.25% notes due in 2009	86,049	86,008	99,671
4.30% notes due in 2010	140,586	149,832	149,808
5.75% notes due in 2012	199,373	199,310	199,248
Other notes	1,365	1,425	1,482

Total long-term debt	$623,881	$766,381	$1,042,434

We have Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that permits aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 5.4% at June 30, 2007, 5.3% at December 31, 2006, and 5.2% at June 30, 2006.

During 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million and repurchased $13.8 million principal amount of our 4.25% notes due in 2009 for $13.3 million. In the second quarter of 2007, we repurchased $9.3 million principal amount of our 4.30% notes due in 2010 for $9.0 million.

In 2003, we entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap was due to expire upon the maturity of the $50 million, 3.75% notes in 2008, and effectively converted those fixed-rate notes into variable-rate borrowings. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap (due to movements in the benchmark interest rate) were recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap and the underlying fixed-rate obligation were recorded as equal and offsetting unrealized gains and losses in the Condensed Consolidated Statements of Income. The interest rate swap was terminated in the third quarter of 2006. The difference between the fair value of the underlying notes and the face amount will be amortized to interest expense over the remaining terms of the notes.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We were in compliance with all debt covenants as of June 30, 2007.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of June 30, 2007, we had outstanding letters of credit totaling $8.8 million.

14.    OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)	June 30, 2007	As of December 31, 2006	June 30, 2006
Program rights payable	$2,655	$3,058	$3,041
Employee compensation and benefits	43,027	38,570	38,761
Liability for pension benefits	59,660	53,627	40,856
Network distribution incentives	8,763	10,529	11,234
Tax reserve	49,003	16,869	10,000
Other	18,149	17,945	18,860

Other liabilities (less current portion)	$181,257	$140,598	$122,752

15.    MINORITY INTERESTS

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In 2006, we notified a minority owner that we intend to exercise our call option on their 3.75% interest in Fine Living. The exercise price will be determined by an independent valuation. The put options on the remaining non-controlling interests in Fine Living are currently exercisable. The call options become exercisable in 2016.

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

16.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Six months ended June 30,
(in thousands)	2007	2006
Other changes in certain working capital accounts, net:
Accounts receivable	$(2,013)	$(30,452)
Inventories	(1,052)	(1,432)
Accounts payable	(4,429)	3,758
Accrued income taxes	3,051	8,073
Accrued employee compensation and benefits	(14,406)	(14,211)
Accrued interest	(391)	2
Other accrued liabilities	1,667	881
Other, net	1,316	(2,823)

Total	$(16,257)	$(36,204)

Information regarding supplemental cash flow disclosures is as follows:

	Six months ended June 30,
(in thousands)	2007	2006
Interest paid, excluding amounts capitalized	$20,790	$27,353

Income taxes paid continuing operations	$82,560	$102,180
Income taxes paid (refunds received) discontinued operations	15,952	(25,023)

Total income taxes paid	$98,512	$77,157

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Service cost	$4,623	$5,112	$9,269	$10,225
Interest cost	6,737	6,082	13,485	12,164
Expected return on plan assets, net of expenses	(8,854)	(8,167)	(17,703)	(16,334)
Net amortization and deferral	316	1,479	650	2,958

Total for defined benefit plans	2,822	4,506	5,701	9,013
Multi-employer plans	296	127	626	260
SERP	1,801	1,050	3,601	2,101
Defined contribution plans	2,061	2,073	4,349	4,210

Total	$6,980	$7,756	$14,277	$15,584

We contributed $1.2 million to fund current benefit payments for our non-qualified SERP plan during the first half of 2007. We anticipate contributing an additional $1.4 million to fund the SERP’s benefit payments during the remainder of fiscal 2007. During 2007, we also made required contributions of $0.4 million to our defined benefit plans. Since we have met the minimum funding requirements for our defined benefit plans, we do not anticipate making any additional contributions during the remainder of fiscal 2007.

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

Our newspaper business segment includes daily and community newspapers in 17 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. We also have newspapers that are operated pursuant to the terms of joint operating agreements. See Note 7. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Each of our segments may provide advertising, programming or other services to our other business segments. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash, cash equivalents and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.

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

Information regarding our business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Segment operating revenues:
Scripps Networks	$308,148	$286,303	$577,627	$523,905

Newspapers:
Newspapers managed solely by us	165,723	181,894	335,474	366,096
JOAs and newspaper partnerships	48	56	106	104

Total	165,771	181,950	335,580	366,200
Boulder prior to formation of Colorado newspaper partnership				2,189

Total newspapers	165,771	181,950	335,580	368,389
Broadcast television	84,539	86,445	161,047	170,208
Interactive media	59,022	64,965	121,956	123,608
Licensing and other media	22,381	22,527	45,581	46,131
Corporate	799	237	1,226	442
Intersegment eliminations	(586)	(513)	(1,519)	(1,040)

Total operating revenues	$640,074	$641,914	$1,241,498	$1,231,643

Segment profit (loss):
Scripps Networks	$164,136	$150,270	$291,636	$256,815

Newspapers:
Newspapers managed solely by us	29,256	52,741	65,947	103,725
JOAs and newspaper partnerships	3,953	2,375	(1,091)	1,416

Total	33,209	55,116	64,856	105,141
Boulder prior to formation of Colorado newspaper partnership				(125)

Total newspapers	33,209	55,116	64,856	105,016
Broadcast television	23,496	26,417	39,875	48,904
Interactive media	6,757	16,463	6,376	30,384
Licensing and other media	2,578	3,118	5,556	6,020
Corporate	(15,319)	(14,058)	(34,273)	(30,951)
Intersegment eliminations	6		(189)
Depreciation and amortization of intangibles	(32,210)	(33,433)	(66,652)	(58,781)
Gain on formation of Colorado newspaper partnership				3,535
Losses on disposal of PP&E	(243)	(60)	(332)	(156)
Interest expense	(10,729)	(15,537)	(20,930)	(27,690)
Miscellaneous, net	2,915	1,551	3,761	3,130

Income from continuing operations before income taxes and minority interests	$174,596	$189,847	$289,684	$336,226

Depreciation:
Scripps Networks	$4,876	$4,230	$9,480	$7,917

Newspapers:
Newspapers managed solely by us	5,623	5,502	10,960	10,580
JOAs and newspaper partnerships	333	310	666	610

Total	5,956	5,812	11,626	11,190
Boulder prior to formation of Colorado newspaper partnership				111

Total newspapers	5,956	5,812	11,626	11,301
Broadcast television	4,119	4,507	8,442	9,132
Interactive media	5,359	3,839	8,820	6,781
Licensing and other media	121	154	235	322
Corporate	436	309	815	652

Total depreciation	$20,867	$18,851	$39,418	$36,105

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Amortization of intangibles:
Scripps Networks	$815	$917	$1,621	$1,680

Newspapers:
Newspapers managed solely by us	461	344	916	441
JOAs and newspaper partnerships

Total	461	344	916	441
Boulder prior to formation of Colorado newspaper partnership				21

Total newspapers	461	344	916	462
Broadcast television	282	282	560	560
Interactive media	9,785	13,039	24,137	19,974

Total amortization of intangibles	$11,343	$14,582	$27,234	$22,676

Additions to property, plant and equipment:
Scripps Networks	$5,092	$3,086	$10,137	$5,712

Newspapers:
Newspapers managed solely by us	5,598	3,528	11,211	7,270
JOAs and newspaper partnerships	113	524	202	1,028

Total newspapers	5,711	4,052	11,413	8,298
Broadcast television	6,218	1,689	8,594	2,996
Interactive media	13,073	8,320	19,491	11,098
Licensing and other media	1,052	169	2,132	276
Corporate	647	2,041	1,881	3,273

Total additions to property, plant and equipment	$31,793	$19,357	$53,648	$31,653

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$78,725	$69,656	$153,953	$131,355
Newspapers:
Newspapers managed solely by us	1,995	181	1,995	23,045
JOAs and newspaper partnerships	92	18	104	136

Total newspapers	2,087	199	2,099	23,181
Interactive media		1,456		372,157
Corporate		541	632	621

Total	$80,812	$71,852	$156,684	$527,314

Assets:
Scripps Networks			$1,350,469	$1,228,188

Newspapers:
Newspapers managed solely by us			1,100,704	1,076,470
JOAs and newspaper partnerships			150,161	181,483

Total newspapers			1,250,865	1,257,953
Broadcast television			483,081	482,156
Interactive media			1,030,876	1,016,251
Licensing and other media			27,408	28,904
Investments			51,983	44,795
Corporate			108,352	186,923

Total assets of continuing operations			4,303,034	4,245,170
Discontinued operations				175,478

Total assets			$4,303,034	$4,420,648

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenues from the licensing of comic characters and HGTV and Food Network programming in international markets. We anticipate that about 75% of our international revenues, which will approximate $110 million, will be provided from the United Kingdom and Japanese markets.

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

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed notes to the consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

The E. W. Scripps Company is a diverse and growing media company with interests in national television networks, newspaper publishing, broadcast television stations, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with such brands as HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); daily and community newspapers in 17 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; Interactive media, our online comparison shopping services comprising our Shopzilla and uSwitch businesses; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

The company has a long-standing objective of creating shareholder value by following a disciplined strategy of investing in growing media businesses with a focus on building solid, sustainable media businesses for the long term. Starting with newspapers nearly 130 years ago and continuing with our recent acquisitions of Shopzilla and uSwitch, we have stayed ahead of the ongoing migration of consumers and marketing dollars to new media marketplaces. This is evidenced by the dramatic change in our company’s profile over the last ten years. In 1997, the newspaper division contributed 50 percent of the company’s consolidated revenue. In the second quarter of 2007, it contributed 26 percent. The national television networks, a business that contributed five percent to revenues in 1997, represented 48 percent of the company’s revenue in the second quarter of 2007, while our Interactive media businesses added nine percent.

We have a track record of increasing shareholder value by maximizing and allocating the cash flow generated by our mature media businesses to new or existing businesses, and we expect to continue this trend. Additionally, we maintain a focus on investing strategically in our mature businesses to generate new revenue streams and create additional value within those businesses. The company’s top strategic priorities are to continue to drive ratings at Scripps Networks through the development of popular programming; continue to expand Scripps Networks into new and growing media outlets; continue the geographic expansion of Shopzilla and expansion in service offerings of uSwitch to capitalize on the growth potential of the businesses; and identify and invest in new and growing media businesses.

Scripps Networks continued to demonstrate solid performance during the second quarter of 2007. HGTV and Food Network each delivered revenue growth of approximately seven percent compared to the same period a year ago. This represented a slightly slower pace of growth in comparison to recent periods and was largely due to weakness in daytime ratings at the networks. We responded quickly to this phenomenon by making programming changes at both networks in an effort to improve total-day viewership going forward. While advertising revenue increased at a slower pace during the second quarter, affiliate fee revenue jumped by 19 percent compared to the prior year as a result of rate increases and the growth in distribution at DIY Network, Fine Living and Great American Country. Primetime viewership at HGTV and Food Network continues to be solid as the networks have proven to be successful in developing new programming that is popular with a broad demographic group. Color Splash, hosted by last year’s winner of the HGTV Design Star competition, is showing early signs of being a hit, and the popular series, the Next Food Network Star, recently achieved the highest viewership in the history of the network for one of its episodes. DIY’s ratings are showing steady improvement thanks in part to the addition of programming such as Bob Vila, This Old House and New Yankee Workshop.

Our interactive initiatives at Scripps Networks continued their success during the second quarter as online revenue grew 26 percent over the prior year period. We continue to add content to our Web sites to drive unique visitors, and our sites have proven to be popular with consumers and advertisers alike. Additionally, our acquisition of Recipezaar.com in July 2007 should provide additional traffic, which will allow us to grow in the online food and recipe category. The focus at Scripps Networks is to continue to drive ratings growth at HGTV and Food Network through the development of popular programming, expand the distribution of our emerging networks, increase the offerings and revenue associated with Internet-based services, and develop additional revenue streams utilizing the recognition of our brands.

At our Interactive media businesses, second quarter referral fee revenue was lower than the prior year period due to changing market conditions. Lower energy costs in the United Kingdom have resulted in a softer switching market at uSwitch. We continue to push the expansion of uSwitch into other service categories, including personal finance and insurance. The vigorous competition for keywords in the search engine marketplace continued in the second quarter and resulted in modestly lower referral fee revenue at Shopzilla compared to the same period a year ago. We continue to focus on improving the online search and comparison shopping experience for consumers and merchants. Despite the changing market conditions we are currently facing, we continue to invest in our Interactive media businesses to capitalize on the expanding markets in which they operate. The strategic initiatives are to continue to build the Shopzilla and uSwitch brands, implement improvements to the Web sites to continually enhance the customer experience, and diversify our product offerings at uSwitch into other services, such as auto insurance and personal finance, to tap the significant potential of the business model in other areas.

We continue efforts to strengthen the position of our newspaper businesses. The industry-wide weakness in advertising has created a difficult economic environment, and we are focused on operating the businesses as efficiently as possible. During the second quarter of 2007, a majority of our newspapers offered voluntary separation plans to eligible employees. Acceptance of the offers by one hundred thirty-seven employees resulted in a three percent reduction in our newspaper segment’s headcount. Newspaper revenues declined nine percent compared to the prior year period largely as a result of lower local and classified advertising, including particularly weak real estate advertising in Florida. Segment expenses were down one percent, excluding the one-time costs associated with the separation plans. We continue to focus on the Web sites associated with our newspapers, and have seen positive results with online revenue from newspapers increasing 25 percent over the prior year to $10.7 million.

At our broadcast television stations, second quarter revenue declined slightly compared to the prior year primarily due to the relative absence of political advertising compared with the same period a year ago.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-34 through F-43.

Consolidated Results of Operations - Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2007	Change	2006	2007	Change	2006
Operating revenues	$640,074	(0.3)%	$641,914	$1,241,498	0.8%	$1,231,643
Costs and expenses	(443,350)	5.3%	(420,949)	(893,349)	5.9%	(843,186)
Depreciation and amortization of intangibles	(32,210)	(3.7)%	(33,433)	(66,652)	13.4%	(58,781)
Gain on formation of Colorado newspaper partnership						3,535
Losses on disposal of PP&E	(243)		(60)	(332)		(156)
Hurricane recoveries, net			1,750			1,750

Operating income	164,271	(13.2)%	189,222	281,165	(16.0)%	334,805
Interest expense	(10,729)	(30.9)%	(15,537)	(20,930)	(24.4)%	(27,690)
Equity in earnings of JOAs and other joint ventures	18,139	24.1%	14,611	25,688	(1.1)%	25,981
Miscellaneous, net	2,915	87.9%	1,551	3,761	20.2%	3,130

Income from continuing operations before income taxes and minority interests	174,596	(8.0)%	189,847	289,684	(13.8)%	336,226
Provision for income taxes	(55,917)	(14.3)%	(65,249)	(88,308)	(23.7)%	(115,797)

Income from continuing operations before minority interests	118,679	(4.8)%	124,598	201,376	(8.6)%	220,429
Minority interests	(20,988)	6.4%	(19,726)	(38,968)	14.4%	(34,075)

Income from continuing operations	97,691	(6.8)%	104,872	162,408	(12.8)%	186,354
Income (loss) from discontinued operations, net of tax	(230)	(99.3)%	(33,728)	3,537		(40,145)

Net income	$97,461	37.0%	$71,144	$165,945	13.5%	$146,209

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.59		$.64	$.99		$1.13
Income (loss) from discontinued operations	.00		(.20)	.02		(.24)

Net income per diluted share of common stock	$.59		$.43	$1.01		$.89

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

Operating results for our discontinued operations were as follows:

	Quarter Period		Year-to-date
(in thousands)	2007	2006	2007	2006
Operating revenues	$213	$80,232	$1,320	$164,622

Income (loss) from discontinued operations:
Income (loss) from operations	$(142)	$(40,465)	$467	$(50,504)
Loss on divestiture	(255)	(12,054)	(255)	(12,054)

Income (loss) from discontinued operations, before tax	(397)	(52,519)	212	(62,558)
Income taxes (benefit)	(167)	(18,791)	(3,325)	(22,413)

Income (loss) from discontinued operations	$(230)	$(33,728)	$3,537	$(40,145)

We sold the Shop At Home television network to Jewelry Television on June 21, 2006. The three Shop At Home-affiliated broadcast television stations located in San Francisco, CA, Canton, OH and Wilson, NC were sold on December 22, 2006 and the stations located in Lawrence, MA, and Bridgeport, CT were sold on April 24, 2007. The transactions impact the year-over-year comparability of our discontinued operations results.

The tax benefit that was recognized in 2007 is primarily attributed to differences that were identified between our prior year tax provision and tax returns.

In connection with the sale of the Shop At Home television network in the second quarter of 2006, the loss from operations includes $22.9 million of costs associated with employee termination benefits, the termination of long-term agreements and charges to write-down certain assets of the network. The loss on divestiture in 2006 represents losses on the sale of property and other assets to Jewelry Television.

Continuing Operations - Operating revenues were up slightly in 2007 compared with the year-to-date period of 2006. Increases in revenues at Scripps Networks were partially offset by decreases in revenues at our newspapers and broadcast television stations. Increases in advertising sales, both on television and the Internet, and higher affiliate fee revenue contributed to the increase in revenues at Scripps Networks. The decline in revenues at our newspapers was attributed to a weak newspaper advertising environment, particularly in the Florida real estate market. Significant revenues generated in the first quarter of 2006 from the broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics contributed to the decrease in revenue at our broadcast television stations.

Costs and expenses for the 2007 year-to-date period were primarily impacted by the expanded hours of original programming and costs to promote our national networks, severance costs related to voluntary separation offers that have been accepted by 137 employees at our newspapers, costs related to the leadership transition at Shopzilla and costs incurred during the quarter to build brand awareness for uSwitch in the United Kingdom.

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

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. In the second quarter of 2006, we reached agreements with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $1.8 million, which increased net income by $1.1 million, $.01 per share.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased in 2007 due to lower average debt levels. The average outstanding balance of variable-interest bearing obligations for the year-to-date period of 2007 was $136 million at an average rate of 5.3% compared with $346 million at an average rate of 4.8% for 2006. The average outstanding balance of variable-interest bearing obligations for the second quarter of 2007 was $116 million at an average rate of 5.3% compared with $490 million at an average rate of 5.0% for the second quarter of 2006. Interest expense for the full year of 2007 is expected to be approximately $37 million.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is as follows:

	Quarter Period		Year-to-date
(in thousands)	2007	2006	2007	2006
Income from continuing operations before income taxes and minority interests as reported	$174,596	$189,847	$289,684	$336,226
Income of pass-through entities allocated to non-controlling interests	20,939	19,518	38,923	33,539

Income allocated to Scripps	$153,657	$170,329	$250,761	$302,687

Provision for income taxes	$55,917	$65,249	$88,308	$115,797

Effective income tax rate as reported	32.0%	34.4%	30.5%	34.4%
Effective income tax rate on income allocated to Scripps	36.4%	38.3%	35.2%	38.3%

In connection with the adoption of Financial Accounting Standards Board Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the year-to-date tax provision $4.0 million.

Minority interest increased in the second quarter and year-to-date periods of 2007 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

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

In February 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado (See Note 5 to the Condensed Consolidated Financial Statements). Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the results of the contributed publications prior to the formation of the partnership are reported separately in our segment results.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Scripps Networks	$308,148	7.6%	$286,303	$577,627	10.3%	$523,905

Newspapers:
Newspapers managed solely by us	165,723	(8.9)%	181,894	335,474	(8.4)%	366,096
JOAs and newspaper partnerships	48	(14.3)%	56	106	1.9%	104

Total	165,771	(8.9)%	181,950	335,580	(8.4)%	366,200
Boulder prior to formation of Colorado newspaper partnership						2,189

Total newspapers	165,771	(8.9)%	181,950	335,580	(8.9)%	368,389
Broadcast television	84,539	(2.2)%	86,445	161,047	(5.4)%	170,208
Interactive media	59,022	(9.1)%	64,965	121,956	(1.3)%	123,608
Licensing and other media	22,381	(0.6)%	22,527	45,581	(1.2)%	46,131
Corporate	799		237	1,226		442
Intersegment eliminations	(586)	14.2%	(513)	(1,519)	46.1%	(1,040)

Total operating revenues	$640,074	(0.3)%	$641,914	$1,241,498	0.8%	$1,231,643

Segment profit (loss):
Scripps Networks	$164,136	9.2%	$150,270	$291,636	13.6%	$256,815

Newspapers:
Newspapers managed solely by us	29,256	(44.5)%	52,741	65,947	(36.4)%	103,725
JOAs and newspaper partnerships	3,953	66.4%	2,375	(1,091)		1,416

Total	33,209	(39.7)%	55,116	64,856	(38.3)%	105,141
Boulder prior to formation of Colorado newspaper partnership						(125)

Total newspapers	33,209	(39.7)%	55,116	64,856	(38.2)%	105,016
Broadcast television	23,496	(11.1)%	26,417	39,875	(18.5)%	48,904
Interactive media	6,757	(59.0)%	16,463	6,376	(79.0)%	30,384
Licensing and other media	2,578	(17.3)%	3,118	5,556	(7.7)%	6,020
Corporate	(15,319)	9.0%	(14,058)	(34,273)	10.7%	(30,951)
Intersegment eliminations	6			(189)
Depreciation and amortization of intangibles	(32,210)	(3.7)%	(33,433)	(66,652)	13.4%	(58,781)
Gain on formation of Colorado newspaper partnership						3,535
Losses on disposal of PP&E	(243)		(60)	(332)		(156)
Interest expense	(10,729)	(30.9)%	(15,537)	(20,930)	(24.4)%	(27,690)
Miscellaneous, net	2,915	87.9%	1,551	3,761	20.2%	3,130

Income from continuing operations before income taxes and minority interests	$174,596	(8.0)%	$189,847	$289,684	(13.8)%	$336,226

Discussions of the operating performance of each of our reportable business segments begin on page F-37.

Corporate expenses are expected to be about $15 million in the third quarter of 2007.

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Condensed Consolidated Statements of Income is as follows:

	Quarter Period		Year-to-date
(in thousands)	2007	2006	2007	2006
Scripps Networks:
Equity in earnings of joint ventures	$4,552	$3,532	$8,522	$6,696
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	13,587	11,079	17,166	19,285

Total equity in earnings of JOAs and other joint ventures	$18,139	$14,611	$25,688	$25,981

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments.

Significant reconciling items attributable to each business segment are as follows:

	Quarter Period		Year-to-date
(in thousands)	2007	2006	2007	2006
Depreciation and amortization:
Scripps Networks	$5,691	$5,147	$11,101	$9,597

Newspapers:
Newspapers managed solely by us	6,084	5,846	11,876	11,021
JOAs and newspaper partnerships	333	310	666	610

Total	6,417	6,156	12,542	11,631
Boulder prior to formation of Colorado newspaper partnership				132

Total newspapers	6,417	6,156	12,542	11,763
Broadcast television	4,401	4,789	9,002	9,692
Interactive media	15,144	16,878	32,957	26,755
Licensing and other media	121	154	235	322
Corporate	436	309	815	652

Total	$32,210	$33,433	$66,652	$58,781

Losses on disposal of PP&E:
Scripps Networks		$(9)	$(68)	$(94)

Newspapers:
Newspapers managed solely by us	$(33)	(39)	(41)	(35)
JOAs and newspaper partnerships	(2)	8	(1)	8

Total newspapers	(35)	(31)	(42)	(27)
Broadcast television	(12)	(20)	(26)	(35)
Interactive media	(196)		(196)

Losses on disposal of PP&E	$(243)	$(60)	$(332)	$(156)

Gain on formation of Colorado newspaper partnership				$3,535

Scripps Networks - Scripps Networks includes five national television networks and their affiliated Websites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 7.25% interest in Fox-BRV Southern Sports Holdings, LLC which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Scripps Networks were as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Advertising	$244,529	4.8%	$233,240	$450,277	7.2%	$420,076
Network affiliate fees, net	58,672	19.1%	49,247	116,524	19.5%	97,533
Other	4,947	29.6%	3,816	10,826	72.0%	6,296

Total segment operating revenues	308,148	7.6%	286,303	577,627	10.3%	523,905

Segment costs and expenses:
Employee compensation and benefits	36,483	16.6%	31,292	72,340	17.9%	61,364
Programs and program licenses	58,383	24.5%	46,893	109,329	20.3%	90,888
Production and distribution	14,089	(3.9)%	14,668	26,660	(1.1)%	26,960
Other segment costs and expenses	39,609	(15.2)%	46,712	86,184	(8.9)%	94,574

Total segment costs and expenses	148,564	6.4%	139,565	294,513	7.6%	273,786

Segment profit before joint ventures	159,584	8.8%	146,738	283,114	13.2%	250,119
Equity in income of joint ventures	4,552	28.9%	3,532	8,522	27.3%	6,696

Segment profit	$164,136	9.2%	$150,270	$291,636	13.6%	$256,815

Supplemental Information:
Billed network affiliate fees	$63,662		$52,486	$126,513		$104,574
Program payments	78,957		65,382	152,223		130,385
Depreciation and amortization	5,691		5,147	11,101		9,597
Capital expenditures	5,092		3,086	10,137		5,712
Business acquisitions and other additions to long-lived assets, primarily program assets	78,725		69,656	153,953		131,355

Advertising revenues increased due primarily to an increased demand for advertising time and higher advertising rates at our networks. However, softness in total-day ratings among key demographics at HGTV and Food Network held back advertising revenue growth during the quarter.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is primarily attributed to rate increases and the growth in distribution at DIY, Fine Living and GAC.

As of December 31, 2006, HGTV’s affiliation agreements with Time Warner and Comcast expired. These affiliation agreements provide distribution to approximately 42% of HGTV’s subscribers. During the third quarter of 2007, we entered into a new long-term affiliation agreement with Comcast. We are currently operating under a short-term extension to the expired agreement with Time Warner until a new agreement can be reached.

We continue to successfully develop our network brands on the Internet and through merchandise sales. Our Internet sites had revenues of approximately $19.4 million in the second quarter of 2007 compared with $15.4 million in the second quarter of 2006. Year-to-date Internet revenues were $34.6 million in 2007 compared with $26.4 million in 2006. In 2006, we entered into a licensing agreement with Kohl’s department stores to develop a Food Network branded line of home goods. We expect that Kohl’s will begin carrying the line by the third quarter of 2007.

We expect total operating revenues at Scripps Networks to increase approximately 8% to 10% year-over-year in the third quarter of 2007. We expect operating revenues will be up about 10% for the full year of 2007.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses and other costs and expenses increased due to the improved quality and variety of programming, expanded programming hours and continued efforts to promote the programming in order to attract a larger audience.

The continued investment in our portfolio of Web-based business and building viewership across all five networks is expected to increase total segment expenses about 8% year-over-year in the third quarter of 2007.

Supplemental financial information for Scripps Networks is as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Operating revenues:
HGTV	$152,198	7.1%	$142,142	$286,051	9.4%	$261,501
Food Network	120,874	6.8%	113,142	228,663	10.5%	207,016
DIY	15,117	4.3%	14,492	26,665	5.7%	25,217
Fine Living	12,574	21.9%	10,312	22,889	22.8%	18,633
GAC	7,089	39.6%	5,077	12,678	29.3%	9,806
Other	296	(74.0)%	1,138	681	(60.7)%	1,732

Total segment operating revenues	$308,148	7.6%	$286,303	$577,627	10.3%	$523,905

Homes reached in June (1):
HGTV				93,300	3.8%	89,900
Food Network				93,200	4.1%	89,500
DIY				45,200	18.9%	38,000
Fine Living				47,200	24.2%	38,000
GAC				48,400	15.8%	41,800

(1)	Approximately 96 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

Newspapers - We operate daily and community newspapers in 17 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Three of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Local	$35,334	(13.6)%	$40,903	$72,297	(12.1)%	$82,279
Classified	48,840	(18.3)%	59,797	100,539	(17.2)%	121,384
National	8,323	(9.5)%	9,198	17,253	(6.6)%	18,463
Preprint, online and other	38,949	4.2%	37,380	75,473	3.6%	72,871

Newspaper advertising	131,446	(10.7)%	147,278	265,562	(10.0)%	294,997
Circulation	29,579	(2.8)%	30,423	60,457	(3.6)%	62,736
Other	4,698	12.0%	4,193	9,455	13.1%	8,363

Total operating revenues	165,723	(8.9)%	181,894	335,474	(8.4)%	366,096

Segment costs and expenses:
Employee compensation and benefits	72,336	11.0%	65,170	140,123	5.1%	133,345
Production and distribution	38,860	(6.6)%	41,625	79,833	(5.0)%	83,994
Other segment costs and expenses	25,271	4.8%	24,108	49,571	6.0%	46,782

Total costs and expenses	136,467	4.3%	130,903	269,527	2.0%	264,121

Hurricane recoveries (losses), net			1,750			1,750

Contribution to segment profit	$29,256	(44.5)%	$52,741	$65,947	(36.4)%	$103,725

Supplemental Information:
Depreciation and amortization	$6,084		$5,846	$11,876		$11,021
Capital expenditures	5,598		3,528	11,211		7,270
Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets	1,995		181	1,995		23,045

The decrease in advertising revenues was primarily due to weakness in classified and local advertising in our newspaper markets. Decreases in real estate advertising particularly impacted revenues at our Florida newspapers.

Increases in preprint, online and other advertising reflect the development of new print and electronic products and services. Additionally, our Internet sites had advertising revenues of $10.7 million in the second quarter of 2007 compared with $8.6 million in the second quarter of 2006. Year-to-date Internet advertising revenues were $20.8 million in 2007 compared with $17.0 million in 2006. Higher advertising rates, resulting from increases in the audience visiting our Web sites, as well as an increase in our online product offerings, contributed to the increase in online revenues. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

Due to lower classified and local advertising sales, we expect total operating revenues at newspapers will decrease approximately 5% to 8% year-over-year in the third quarter of 2007.

Employee compensation and benefit costs were increased by an $8.9 million charge recorded in the second quarter of 2007 as a result of voluntary separation offers accepted by eligible employees.

The decrease in production and distribution costs of our newspapers was primarily due to an 11% decrease in newsprint consumption and a 6.6% decrease in newsprint prices.

The increase in other segment costs and expenses is attributed to increased spending in online and print initiatives, primarily in our Florida markets.

Excluding the costs of the voluntary separation plans, total costs and expenses of our newspapers were down 1.3% compared with the year-to-date costs of 2006. We expect the percentage decrease in total costs and expenses to be in the low single digits year-over-year in the third quarter of 2007.

Joint Operating Agreements and Newspaper Partnerships: Three of our newspapers are operated pursuant to the terms of joint operating agreements (“JOAs”). The table below provides certain information about our JOAs.

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune	Journal Publishing Company	1933	2022
The Cincinnati Post	Gannett Co., Inc.	1977	2007
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and approximately 20% to 25% of the Cincinnati JOA profits.

In February 2006, we formed a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOAs and newspaper partnerships were as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$6,011	98.3%	$3,031	$4,154	(1.2)%	$4,203
Cincinnati	4,511	(2.9)%	4,648	8,439	(6.7)%	9,045
Albuquerque	2,559	(9.9)%	2,840	4,497	(15.7)%	5,336
Colorado	506	33.2%	380	399	(28.1)%	555
Other newspaper partnerships and joint ventures			180	(323)		146

Total equity in earnings of JOAs	13,587	22.6%	11,079	17,166	(11.0)%	19,285
Operating revenues of JOAs and newspaper partnerships	48	(14.3)%	56	106	1.9%	104

Total	13,635	22.5%	11,135	17,272	(10.9)%	19,389

JOA editorial costs and expenses	9,682	10.5%	8,760	18,363	2.2%	17,973

Contribution to segment profit	$3,953	66.4%	$2,375	$(1,091)		$1,416

Supplemental Information:
Depreciation and amortization	$333		$310	$666		$610
Capital expenditures	113		524	202		1,028
Business acquisitions and other additions to long-lived assets	92		18	104		136

In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities were retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense through April 2007. The increased depreciation resulted in a $1.0 million decrease in our equity in earnings from JOAs in the second quarter of 2007 and $3.1 million in second quarter of 2006.

Gannett Co., Inc. has notified us of its intent to terminate the Cincinnati JOA upon its expiration in December 2007. In July 2007, we announced that we will cease publication of our newspapers that participate in the Cincinnati JOA at the end of the year.

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

Operating results for broadcast television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Local	$54,197	0.3%	$54,056	$102,738	(4.4)%	$107,496
National	25,824	(4.0)%	26,898	49,708	(7.1)%	53,534
Political	442	(83.8)%	2,722	704	(80.9)%	3,687
Network compensation	1,904	90.8%	998	3,786	87.4%	2,020
Other	2,172	22.6%	1,771	4,111	18.4%	3,471

Total segment operating revenues	84,539	(2.2)%	86,445	161,047	(5.4)%	170,208

Segment costs and expenses:
Employee compensation and benefits	31,863	0.8%	31,607	64,681	(0.8)%	65,191
Programs and program licenses	11,826	4.1%	11,356	23,725	3.9%	22,839
Production and distribution	4,467	(4.6)%	4,682	8,571	(5.8)%	9,095
Other segment costs and expenses	12,887	4.1%	12,383	24,195	0.1%	24,179

Total segment costs and expenses	61,043	1.7%	60,028	121,172	(0.1)%	121,304

Segment profit	$23,496	(11.1)%	$26,417	$39,875	(18.5)%	$48,904

Supplemental Information:
Program payments	$11,679		$10,987	$23,955		$22,406
Depreciation and amortization	4,401		4,789	9,002		9,692
Capital expenditures	6,218		1,689	8,594		2,996

Broadcast television operating results are significantly affected by the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Consequently, the number of political advertising spots run often displaces some of the advertising run in our local and national advertising categories. The decline in operating revenues during the second quarter of 2007 compared with the second quarter of 2006 was attributed to the relative absence of political advertising.

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics in 2006 contributed to the year-over-year decrease in local and national advertising. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006.

We expect total operating revenues at broadcast television to decrease approximately 13% to 16% in the third quarter of 2007, reflecting the absence of political advertising related to the prior year period.

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

Financial information for interactive media is as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues	$59,022	(9.1)%	$64,965	$121,956	(1.3)%	$123,608

Segment profit (loss)	$6,757	(59.0)%	$16,463	$6,376	(79.0)%	$30,384

Supplemental Information:
Depreciation and amortization	$15,144		$16,878	$32,957		$26,755
Capital expenditures	13,073		8,320	19,491		11,098
Business acquisitions and other additions to long-lived assets			1,456			372,157

On a pro-forma basis, assuming we had owned uSwitch for all of 2006, operating revenues for the year-to-date period of 2007 decreased 8.9% compared with the year-to-date period of 2006. Operating revenues during the second quarter of 2007 continued to be affected by changing market conditions within these businesses. Lower energy costs in the United Kingdom persisted in the second quarter, resulting in softer switching activity at uSwitch, and the increased competition for keywords in the search engine marketplace continued during the quarter, leading to moderately lower referral fee revenue at Shopzilla.

Segment profit for the second quarter of 2007 was down due to the lower revenues as well as investments made to expand Shopzilla internationally and expand uSwitch into additional service categories. Segment profit for the year-to-date period of 2007 was further impacted by first quarter 2007 costs of $10 million to build brand awareness for uSwitch in the United Kingdom and $5 million related to a transition in leadership at Shopzilla.

Interactive media is expected to generate segment profits of about $6 million in the third quarter of 2007 and $30 million to $40 million for the full year of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Six months ended June 30,
(in thousands)	2007	2006
Net cash provided by continuing operating activities	$249,712	$255,592
Net cash provided by (used in) discontinued operations	43,802	14,596
Proceeds from formation of Colorado partnership		20,029
Dividends paid, including to minority interests	(89,667)	(62,853)
Employee stock option proceeds	11,776	11,501
Excess tax benefits on stock awards	2,070	1,473
Other financing activities	(3,751)	(1,022)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$213,942	$239,316

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(674)	$(381,926)
Capital expenditures	(52,433)	(29,299)
Other investing activity	69	1,750
Repurchase Class A Common shares	(30,103)	(32,984)
Increase (decrease) in long-term debt	(142,616)	216,844

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2007 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses. Capital expenditures are expected to be approximately $110 million to $125 million for the full year of 2007.

In July 2007, we reached agreements to acquire the Web-sites Recipezaar.com and Pickle.com for total cash consideration of approximately $30 million.

In the third quarter of 2007, we repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million and repurchased $14.0 million principal amount of our 4.30% note due in 2010 for $13.5 million. In the second quarter of 2007, we repurchased $9.3 million principal amount of our 4.30% note due in 2010 for $9.0 million.

On April 24, 2007, we closed the sale for the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect the cash distributions to minority partners will approximate $70 million in 2007.

We expect to repurchase our Class A Common shares to offset the dilution resulting from our stock compensation programs each year. In 2007, we have repurchased 650,000 shares at a total cost of $30.1 million. As of June 30, 2007, we are authorized to repurchase 2.2 million additional shares, of which 0.6 million has been authorized by our Board of Directors for repurchase in the remaining period of 2007. The stock repurchase program can be discontinued at any time.

We have a revolving credit facility expiring in June 2011 that permits aggregate borrowings up to $750 million. Total commercial paper borrowings, which are supported by the facility, were $56.9 million at June 30, 2007.

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

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $58.8 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency option. We held no foreign currency derivative financial instruments at June 30, 2007.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2007.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2007			As of December 31, 2006
(in thousands, except share data)	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$56,859	$56,859		$190,461	$190,461
6.625% notes due in 2007	99,996	100,237		99,989	100,791
3.75% notes due in 2008	39,653	39,523		39,356	39,245
4.25% notes due in 2009	86,049	83,708		86,008	83,485
4.30% notes due in 2010	140,586	135,764		149,832	144,571
5.75% notes due in 2012	199,373	199,801		199,310	200,556
Other notes	1,365	1,087		1,425	1,157

Total long-term debt including current portion	$623,881	$616,979		$766,381	$760,266

Financial instruments subject to market value risk:
Time Warner (common shares - 2007, 2,008,000; 2006, 2,011,000)	$29,413	$42,248		$29,585	$43,804
Other available-for-sale securities	136	2,195		175	2,130

Total investments in publicly-traded companies	29,549	44,443		29,760	45,934
Other equity securities	7,610	(a	)	7,430	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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