Form 10-Q
period 2007-09-30
SCRIPPS E W CO /DE
filed 2007-11-09
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2007 there were 126,322,999 of the Registrant’s Class A Common shares outstanding and 36,568,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

3

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A shares during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
7/1/07 - 7/31/07	276,250	$45.18	276,250	1,923,750

8/1/07 - 8/31/07	373,750	$39.88	373,750	1,550,000

9/1/07 - 9/30/07				1,550,000

Total	650,000	$42.13	650,000	1,550,000

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: November 9, 2007	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2007 (Unaudited)	As of December 31, 2006	September 30, 2006 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,684	$30,450	$30,804
Short-term investments	39,262	2,872	2,398
Accounts and notes receivable (less allowances—$7,627, $15,477, $15,474)	500,065	535,901	478,641
Programs and program licenses	207,991	179,887	169,388
Deferred income taxes	19,127	21,744	32,845
Assets of discontinued operations		61,237	166,778
Miscellaneous	33,638	43,228	50,408

Total current assets	819,767	875,319	931,262

Investments	216,263	225,349	225,616

Property, plant and equipment	544,068	511,738	478,227

Goodwill and other intangible assets:
Goodwill	1,984,103	1,961,051	1,944,853
Other intangible assets	300,993	309,243	315,568

Total goodwill and other intangible assets	2,285,096	2,270,294	2,260,421

Other assets:
Programs and program licenses (less current portion)	268,897	249,184	233,200
Unamortized network distribution incentives	141,570	155,578	160,656
Prepaid pension	9,135	9,130	51,754
Miscellaneous	46,489	47,742	47,419

Total other assets	466,091	461,634	493,029

TOTAL ASSETS	$4,331,285	$4,344,334	$4,388,555

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2007 (Unaudited)	As of December 31, 2006	September 30, 2006 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,164	$77,945	$79,105
Customer deposits and unearned revenue	57,790	50,524	61,589
Accrued liabilities:
Employee compensation and benefits	65,763	76,744	62,867
Network distribution incentives	4,650	3,755	7,199
Accrued income taxes	50,417	36,798	4,160
Accrued marketing and advertising costs	10,050	19,937	18,268
Accrued interest	7,894	10,850	8,655
Miscellaneous	61,400	68,346	66,045
Liabilities of discontinued operations		19,719	41,260
Other current liabilities	22,317	34,650	27,226

Total current liabilities	357,445	399,268	376,374

Deferred income taxes	332,106	334,223	359,336

Long-term debt (less current portion)	605,892	766,381	966,168

Other liabilities (less current portion)	181,171	140,598	121,420

Minority interests	116,101	122,429	98,710

Shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 126,294,010, 126,974,721; and 126,723,327 shares	1,263	1,270	1,267
Voting—authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,568,226 and 36,568,226 shares	366	366	366

Total	1,629	1,636	1,633
Additional paid-in capital	466,468	431,432	404,560
Retained earnings	2,250,613	2,145,875	2,044,808
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	6,431	10,591	6,098
Pension liability adjustments	(53,119)	(54,863)	(18,988)
Foreign currency translation adjustment	66,548	46,764	28,436

Total shareholders’ equity	2,738,570	2,581,435	2,466,547

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,331,285	$4,344,334	$4,388,555

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Operating Revenues:
Advertising	$420,484	$406,124	$1,294,918	$1,290,269
Referral fees	54,284	60,449	175,545	183,133
Network affiliate fees, net	60,427	49,039	176,951	146,572
Circulation	28,763	30,530	89,220	93,487
Licensing	16,484	19,651	52,178	56,161
Other	16,004	17,656	49,132	45,470

Total operating revenues	596,446	583,449	1,837,944	1,815,092

Costs and Expenses:
Employee compensation and benefits	170,840	166,271	535,496	499,727
Production and distribution	67,684	70,032	210,652	218,448
Programs and program licenses	79,319	64,041	212,373	177,768
Marketing and advertising	42,565	55,252	153,900	166,757
Other costs and expenses	69,311	63,019	210,647	199,101

Total costs and expenses	429,719	418,615	1,323,068	1,261,801

Depreciation, Amortization, and Losses (Gains):
Depreciation	21,284	16,359	60,702	52,464
Amortization of intangible assets	10,368	10,769	37,602	33,445
Gain on formation of Colorado newspaper partnership				(3,535)
Losses on disposal of property, plant and equipment	544	277	876	433
Hurricane recoveries, net		(150)		(1,900)

Net depreciation, amortization and losses (gains)	32,196	27,255	99,180	80,907

Operating income	134,531	137,579	415,696	472,384
Interest expense	(9,072)	(15,281)	(30,002)	(42,971)
Equity in earnings of JOAs and other joint ventures	15,544	13,942	41,232	39,923
Miscellaneous, net	12,056	2,134	15,817	5,264

Income from continuing operations before income taxes and minority interests	153,059	138,374	442,743	474,600
Provision for income taxes	46,957	44,132	135,265	159,929

Income from continuing operations before minority interests	106,102	94,242	307,478	314,671
Minority interests	18,176	15,806	57,144	49,881

Income from continuing operations	87,926	78,436	250,334	264,790
Income (loss) from discontinued operations, net of tax	441	(5,373)	3,978	(45,518)

Net income	$88,367	$73,063	$254,312	$219,272

Net income (loss) per basic share of common stock:
Income from continuing operations	$.54	$.48	$1.53	$1.62
Income (loss) from discontinued operations	.00	(.03)	.02	(.28)

Net income per basic share of common stock	$.54	$.45	$1.56	$1.34

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.54	$.48	$1.52	$1.61
Income (loss) from discontinued operations	.00	(.03)	.02	(.28)

Net income per diluted share of common stock	$.54	$.44	$1.55	$1.33

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$254,312	$219,272
Loss (income) from discontinued operations	(3,978)	45,518

Income from continuing operations	250,334	264,790
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Programs and program licenses costs	212,373	177,768
Depreciation and intangible assets amortization	98,304	85,909
Network distribution incentive amortization	20,132	22,617
Equity in earnings of JOAs and other joint ventures	(41,232)	(39,923)
Gain on formation of Colorado newspaper partnership		(3,535)
Deferred income taxes	(7,639)	11,773
Excess tax benefits of stock compensation plans	1,200	1,547
Stock and deferred compensation plans	23,359	24,088
Minority interests in income of subsidiary companies	57,144	49,881
Program payments	(251,038)	(233,443)
Dividends received from JOAs and other joint ventures	47,901	59,015
Capitalized network distribution incentives	(8,432)	(16,735)
Prepaid and accrued pension expense	8,802	14,399
Other changes in certain working capital accounts, net	31,234	(10,119)
Miscellaneous, net	(8,731)	4,375

Net cash provided by continuing operating activities	433,711	412,407
Net cash used in discontinued operating activities	(16,641)	(7,195)

Net operating activities	417,070	405,212

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(33,175)	(398,225)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs		20,029
Additions to property, plant and equipment	(84,924)	(50,037)
Decrease (increase) in short-term investments	(36,390)	10,402
Sale of long-term investments	10,530	2,838
Miscellaneous, net	1,350	4,143

Net cash used in continuing investing activities	(142,609)	(410,850)
Net cash provided by discontinued investing activities	60,927	12,902

Net investing activities	(81,682)	(397,948)

Cash Flows from Financing Activities:
Increase in long-term debt		149,756
Payments on long-term debt	(159,969)	(10,918)
Dividends paid	(65,388)	(57,200)
Dividends paid to minority interests	(63,472)	(40,128)
Repurchase Class A Common shares	(57,500)	(50,222)
Proceeds from employee stock options	12,636	13,935
Excess tax benefits of stock compensation plans	2,439	2,319
Miscellaneous, net	(15,145)	(4,054)

Net cash provided by (used in) continuing financing activities	(346,399)	3,488
Net cash used in discontinued financing activities	(43)	(106)

Net financing activities	(346,442)	3,382

Effect of exchange rate changes on cash and cash equivalents	288	915

Increase (decrease) in cash and cash equivalents	(10,766)	11,561

Cash and cash equivalents:
Beginning of year	30,450	19,243

End of period	$19,684	$30,804

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income for the Three Months Ended September 30
As of December 31, 2005	$1,637	$363,416	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				219,272		219,272	$73,063

Unrealized gains (losses) on investments, net of tax of $(526) and $(603)					1,203	1,203	1,347
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses) on investments					1,192	1,192	1,347
Tax adjustment to minimum pension liability					(438)	(438)	(438)
Currency translation, net of tax of $(52) and $212					26,954	26,954	4,516

Total comprehensive income						246,980	$78,488

Adoption of FAS 123-R		3,194	(3,194)
Dividends: declared and paid—$.35 per share				(57,200)		(57,200)
Convert 100,000 Voting shares to Class A shares
Repurchase 1,113,000 Class A Common shares	(11)	(2,958)		(48,258)		(51,227)
Compensation plans, net: 816,822 shares issued; 72,065 shares repurchased; 2,816 shares forfeited	7	37,042				37,049
Tax benefits of compensation plans		3,866				3,866

As of September 30, 2006	$1,633	$404,560		$2,044,808	$15,546	$2,466,547

As of December 31, 2006	$1,636	$431,432		$2,145,875	$2,492	$2,581,435
Comprehensive income:
Net income				254,312		254,312	$88,367

Unrealized gains (losses) on investments, net of tax of $2,350 and $1,885					(4,125)	(4,125)	(3,309)
Adjustment for losses (gains) in income, net of tax of $19					(35)	(35)	(35)

Change in unrealized gains (losses) on investments					(4,160)	(4,160)	(3,344)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(1,000) and $(308)					1,744	1,744	538
Currency translation, net of tax of $(1,107) and $(517)					19,784	19,784	7,793

Total comprehensive income						271,680	$93,354

FIN 48 transition adjustment				(30,869)		(30,869)
Dividends: declared and paid—$.40 per share				(65,388)		(65,388)
Repurchase 1,300,000 Class A Common shares	(13)	(4,170)		(53,317)		(57,500)
Compensation plans, net: 666,423 shares issued;
45,534 shares repurchased; 1,600 shares forfeited	6	35,567				35,573
Tax benefits of compensation plans		3,639				3,639

As of September 30, 2007	$1,629	$466,468		$2,250,613	$19,860	$2,738,570

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2006 Annual Report on Form 10-K. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Nature of Operations—We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, interactive media, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, and Interactive media. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics. Additional information for our business segments is presented in Note 18.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

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

Newspaper Joint Operating Agreements (“JOA”)—We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. The related editorial costs and expenses are included within costs and expenses in our Condensed Consolidated Statements of Income. Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Condensed Consolidated Balance Sheets. We do not have a residual interest in the net assets of the Cincinnati JOA.

Revenue Recognition—Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibilty is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time any associated deferred revenues would also be recognized. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

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

Production and Distribution—Production and distribution costs include costs incurred to distribute our programming to cable and satellite systems, produce and distribute our newspapers and other publications to readers, and other costs incurred to provide our products and services to consumers. These costs are expensed as incurred.

Stock-Based Compensation—We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

In accordance with Financial Accounting Standard No. 123(R)—Share Based Payment (“FAS 123(R)”), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average fair value of options granted	$12.58	$11.43	$12.58	$12.74
Assumptions used to determine fair value:
Dividend yield	1.0%	0.9%	1.0%	0.9%
Risk-free rate of return	4.7%	4.6%	4.7%	4.6%
Expected life of options (years)	5.35	5.38	5.35	5.38
Expected volatility	20.6%	21.3%	20.6%	21.3%

Stock based compensation costs totaled $4.6 million for the third quarter of 2007 and $5.3 million for the third quarter of 2006. Year-to-date stock based compensation costs totaled $21.8 million in 2007 and $23.2 million in 2006.

Net Income Per Share—The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Basic weighted-average shares outstanding	162,818	163,090	163,131	163,251
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	231	241	220	236
Stock options held by employees and directors	830	1,181	1,059	1,355

Diluted weighted-average shares outstanding	163,879	164,512	164,410	164,842

Stock options to purchase 6,638,615 common shares were anti-dilutive as of September 30, 2007, and are, therefore, not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes—In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarified the accounting for tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Recently Issued Accounting Standards—In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the effect that the adoption of FAS 157 will have on our financial statements.

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

3. ACQUISITIONS

2007	— In July 2007, we reached an agreement to acquire Fum Machineworks, Inc. d/b/a Recipezaar.com, a user-generated recipe and community site featuring more than 230,000 recipes, for cash consideration of approximately $25 million. We also acquired Incando Corporation d/b/a Pickle.com, a Web site that enables users to easily organize and share photos and videos from any camera or mobile phone device, for cash consideration of approximately $4.7 million. These acquisitions are part of our broader strategy at Scripps Networks to move our online businesses beyond extensions of our networks to become multi-branded, user-centric applications that create communities of online consumers in the home, food and lifestyle categories.

In the second quarter of 2007, we acquired newspaper publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million.

2006	— On March 16, 2006, we acquired 100% of the common stock of uSwitch Ltd. for approximately $383 million in cash. Assets acquired in the transaction included approximately $10.9 million of cash. The acquisition, financed using a combination of cash on hand and borrowing on both existing and new credit facilities, enabled us to further capitalize on the increasing use and profitability of specialized Internet search businesses and to extend the reach of our interactive media businesses into essential home services and international markets.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the dates of acquisition. The allocation of the purchase price to the assets and liabilities of the Recipezaar and Pickle acquisitions are based upon preliminary estimates and are therefore subject to change. The allocation of the purchase price for the other acquisitions summarized below reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

	2007		2006
(in thousands)	Recipezaar/ Pickle	Newspapers	uSwitch	Newspapers
Accounts receivable	$135		$9,486	$91
Other current assets	95		583
Property, plant and equipment	4,787		5,368	5
Amortizable intangible assets		$997	129,095	8,468
Goodwill	24,876	998	274,114	14,318

Total assets acquired	29,893	1,995	418,646	22,882
Current liabilities	(71)		(13,251)	(96)
Deferred income taxes			(33,238)
Minority interest				2,305

Net purchase price	$29,822	$1,995	$372,157	$25,091

Pro forma results of operations, assuming the uSwitch acquisition had taken place at the beginning of 2006, are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes pre-acquisition transaction related expenses incurred by uSwitch. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2006. Pro forma results are not presented for the other acquisitions completed during 2006 or 2007 because the combined results of operations would not be significantly different from reported amounts.

(in thousands, except per share data)	Nine months ended September 30, 2006
Operating revenues	$1,825,358
Income from continuing operations	263,034

Income from continuing operations per share of common stock:
Basic	$1.61
Diluted	1.60

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

Operating results of our discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Operating revenues	$3	$1,962	$1,323	$166,584

Income (loss) from discontinued operations:
Income (loss) from operations	$679	$(8,110)	$1,146	$(58,614)
Loss on divestiture			(255)	(12,054)

Income (loss) from discontinued operations, before tax	679	(8,110)	891	(70,668)
Income taxes (benefit)	238	(2,737)	(3,087)	(25,150)

Income (loss) from discontinued operations	$441	$(5,373)	$3,978	$(45,518)

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

(in thousands)	Second quarter charges	Third quarter charges / adjustments	Fourth quarter adjustments	Cash payments	Balance as of December 31, 2006
Employee termination benefits	$12,327	$1,326		$(13,653)
Other long-term agreement costs	4,404	(1,142)	$(730)	(1,419)	$1,113

Total	$16,731	$184	$(730)	$(15,072)	$1,113

Information regarding long-term contract termination accruals for 2007 is as follows:

(in thousands)	Balance as of December 31, 2006	First quarter Adjustments	Second quarter Adjustments	Cash payments	Balance as of September 30, 2007
Other long-term agreement costs	$1,113	$(146)	$(759)	$(208)	$—

Assets and liabilities of our discontinued operations for applicable periods consisted of the following:

	As of
(in thousands)	December 31, 2006	September 30, 2006
Assets:
Property, plant and equipment	$4,738	$9,469
Intangible assets	55,923	156,115
Other assets	576	1,194

Assets of discontinued operations	$61,237	$166,778

Liabilities:
Deferred income taxes	$19,277	$40,708
Other liabilities	442	552

Liabilities of discontinued operations	$19,719	$41,260

5. OTHER CHARGES AND CREDITS

2007—Investment results, reported in the caption “Miscellaneous, net” in our Condensed Consolidated Statements of Income, include realized gains from the sale of certain investments in the third quarter of 2007. Net income was increased by $5.9 million.

A majority of our newspapers offered voluntary separation plans to eligible employees during 2007. In connection with the acceptance of the offer by 137 employees, we accrued severance related costs of $8.9 million in the second quarter of 2007. These costs reduced year-to-date net income $5.4 million. Cash expenditures related to these separation plans were $6.7 million through the third quarter of 2007.

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

2006—In February 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily and Bloomfield Enterprise newspapers for a 50% interest in the partnership. MediaNews contributed the assets of publications they operate in Colorado. In addition, MediaNews paid us cash consideration of $20.4 million. We recognized a pre-tax gain of $3.5 million in the first quarter of 2006 upon completion of the transaction, which increased net income by $2.1 million.

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2006, we reached final settlement agreements with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $1.9 million, which increased net income by $1.2 million.

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

Consolidated income before income tax consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Income allocated to Scripps	$135,051	$122,687	$385,812	$425,374
Income of pass-through entities allocated to non-controlling interests	18,008	15,687	56,931	49,226

Income from continuing operations before income taxes and minority interest	$153,059	$138,374	$442,743	$474,600

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, we recognized a $30.9 million increase in our liability for unrecognized tax benefits, interest, and penalties with a corresponding decrease to the January 1, 2007 balance of retained earnings.

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2007 and the actual effective income tax rate from continuing operations for the full year of 2006 is as follows:

	2007	2006
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	2.1
Income of pass-through entities allocated to non-controlling interests	(4.2)	(3.7)
Adjustment of state net operating loss carryforward valuation allowance		(0.6)
Adjustment of tax balances (1)	(0.6)
Tax adjustments related to statutory rate changes (2)	(0.5)
Section 199—Production Activities Deduction	(2.0)	(0.8)
Miscellaneous	0.1	(0.2)

Effective income tax rate	31.5%	31.8%

(1)	In connection with the adoption of FIN 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision in the first quarter of 2007 increasing year-to-date net income $4.0 million.
(2)	During the third quarter of 2007, statutory tax rates were changed in certain tax jurisdictions that we operate. The reductions in these rates reduced the tax provision increasing net income $2.9 million.

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

In the third quarter of 2007, we announced that we are seeking a buyer for The Albuquerque Tribune and intend to close the newspaper if a qualified buyer is not found. We also reached an agreement in principle with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the sale or closure of our newspaper. Under the new agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

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

8. INVESTMENTS

Investments consisted of the following:

(in thousands, except share data)	September 30, 2007	As of December 31, 2006	September 30, 2006
Securities available for sale (at market value):
Time Warner (common shares—2007, 2,008,000; 2006, 2,011,000)	$36,867	$43,804	$36,665
Other available-for-sale securities	2,378	2,130	2,058

Total available-for-sale securities	39,245	45,934	38,723
Denver JOA	105,549	116,875	123,280
Colorado newspaper partnership	28,501	30,157	30,607
Joint ventures	34,867	24,953	25,551
Other equity securities	8,101	7,430	7,455

Total investments	$216,263	$225,349	$225,616

Unrealized gains on securities available for sale	$9,645	$16,174	$8,963

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of September 30, 2007, there were no significant unrealized losses on our available-for-sale securities.

Cash distributions from the Denver JOA have exceeded earnings since the third quarter of 2005, primarily as a result of increased depreciation on assets that were retired upon consolidation of DNA’s newspaper production facilities.

In the first quarter of 2007, we contributed our 12% interest in Fox Sports Net South for a 7.25% interest in Fox-BRV Southern Sports Holdings, LLC (“Fox-BRV”). Fox-BRV will manage and operate both the Sports South and Fox Sports Net South regional television networks.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at September 30, 2007. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2007	As of December 31, 2006	September 30, 2006
Land and improvements	$82,780	$77,071	$53,955
Buildings and improvements	274,409	258,710	255,321
Equipment	629,429	600,682	608,065
Computer software	131,694	101,056	95,645

Total	1,118,312	1,037,519	1,012,986
Accumulated depreciation	574,244	525,781	534,759

Net property, plant and equipment	$544,068	$511,738	$478,227

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

(in thousands)	September 30, 2007	As of December 31, 2006	September 30, 2006
Goodwill	$1,984,103	$1,961,051	$1,944,853

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	229,905	204,082	200,543
Copyrights and other trade names	53,730	34,306	32,804
Other	32,992	48,971	46,545

Total carrying amount	386,790	357,522	350,055

Accumulated amortization:
Acquired network distribution	(9,856)	(7,758)	(7,050)
Broadcast television network affiliation relationships	(3,304)	(2,480)	(2,203)
Customer lists	(68,748)	(39,089)	(31,833)
Copyrights and other trade names	(10,497)	(5,427)	(4,492)
Other	(19,014)	(19,147)	(16,714)

Total accumulated amortization	(111,419)	(73,901)	(62,292)

Net amortizable intangible assets	275,371	283,621	287,763

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622
Other			2,087

Total other indefinite-lived intangible assets	25,622	25,622	27,709

Pension liability adjustments			96

Total other intangible assets	300,993	309,243	315,568

Total goodwill and other intangible assets	$2,285,096	$2,270,294	$2,260,421

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		14,317		288,085		302,402
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Foreign currency translation adjustment				20,388		20,388

Balance as of September 30, 2006	$240,502	$777,901	$216,467	$709,965	$18	$1,944,853

Balance as of December 31, 2006	$240,502	$777,902	$219,367	$723,262	$18	$1,961,051
Business acquisitions	24,876	998				25,874
Adjustment of purchase price allocations				(14,703)		(14,703)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				11,881		11,881

Balance as of September 30, 2007	$265,378	$778,900	$219,367	$720,440	$18	$1,984,103

Amortizable intangible assets:
Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		8,468		108,091		116,559
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Other additions		8				8
Foreign currency translation adjustment				7,268		7,268
Amortization	(2,481)	(1,024)	(844)	(29,096)		(33,445)

Balance as of September 30, 2006	$38,612	$9,350	$25,422	$214,379		$287,763

Balance as of December 31, 2006	$38,707	$10,075	$25,137	$209,702		$283,621
Business acquisitions		997				997
Adjustment of purchase price allocations				21,004		21,004
Other additions				40		40
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				7,311		7,311
Amortization	(2,445)	(1,439)	(844)	(32,874)		(37,602)

Balance as of September 30, 2007	$36,262	$9,633	$24,293	$205,183		$275,371

Other indefinite-lived intangible assets:
Balance as of December 31, 2005	$919	$1,168	$25,622			$27,709

Balance as of September 30, 2006	$919	$1,168	$25,622			$27,709

Balance as of December 31, 2006			$25,622			$25,622

Balance as of September 30, 2007			$25,622			$25,622

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

Amortizable intangible assets acquired in the 2006 and 2007 newspaper acquisitions were customer lists, which are estimated to have useful lives of 3 to 20 years.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $10.2 million for the remainder of 2007, $38.4 million in 2008, $37.6 million in 2009, $34.1 million in 2010, $30.3 million in 2011, $27.3 million in 2012 and $97.5 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

(in thousands)	September 30, 2007	As of December 31, 2006	September 30, 2006
Cost of programs available for broadcast	$983,477	$825,943	$948,164
Accumulated amortization	657,227	531,376	660,188

Total	326,250	294,567	287,976
Progress payments on programs not yet available for broadcast	150,638	134,504	114,612

Total programs and program licenses	$476,888	$429,071	$402,588

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $310 million at September 30, 2007. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $69.7 million in the third quarter of 2007 and $74.6 million in the third quarter of 2006. Year-to-date progress payments and capitalized programs totaled $224 million in 2007 and $206 million in 2006.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2007	$51,999	$16,553	$68,552
2008	147,081	120,165	267,246
2009	79,861	130,365	210,226
2010	39,054	96,453	135,507
2011	8,255	66,035	74,290
2012		27,794	27,794
Later years		3,700	3,700

Total	$326,250	$461,065	$787,315

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

(in thousands)	September 30, 2007	As of December 31, 2006	September 30, 2006
Network launch incentives	$95,979	$111,380	$117,386
Unbilled affiliate fees	45,591	44,198	43,270

Total unamortized network distribution incentives	$141,570	$155,578	$160,656

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Amortization of network distribution incentives	$6,417	$7,720	$20,132	$22,617

Estimated amortization for the next five years is as follows:

Remainder of 2007	$6,899
2008	31,909
2009	35,083
2010	24,853
2011	25,355
2012	14,625
Later years	2,846

Total	$141,570

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2007	As of December 31, 2006	September 30, 2006
Variable-rate credit facilities, including commercial paper	$80,964	$190,461	$376,727
6.625% notes due in 2007	100,000	99,989	99,986
3.75% notes due in 2008	39,802	39,356	39,207
4.25% notes due in 2009	86,070	86,008	99,695
4.30% notes due in 2010	112,831	149,832	149,820
5.75% notes due in 2012	184,892	199,310	199,279
Other notes	1,333	1,425	1,454

Total long-term debt	$605,892	$766,381	$966,168

We have Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 5.0% at September 30, 2007, 5.3% at December 31, 2006, and 5.3% at September 30, 2006.

During 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million and repurchased $13.8 million principal amount of our 4.25% notes due in 2009 for $13.3 million. In 2007, we have repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We were in compliance with all debt covenants as of September 30, 2007.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of September 30, 2007, we had outstanding letters of credit totaling $8.8 million.

14. OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)	September 30, 2007	As of December 31, 2006	September 30, 2006
Program rights payable	$3,481	$3,058	$3,458
Employee compensation and benefits	42,321	38,570	38,494
Liability for pension benefits	60,342	53,627	40,856
Network distribution incentives	7,603	10,529	10,474
Tax reserve	49,567	16,869	10,000
Other	17,857	17,945	18,138

Other liabilities (less current portion)	$181,171	$140,598	$121,420

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Nine months ended September 30,
(in thousands)	2007	2006
Other changes in certain working capital accounts, net:
Accounts receivable	$36,656	$(1,866)
Inventories	1,463	(980)
Accounts payable	(7,291)	5,111
Accrued income taxes	22,030	(12,764)
Accrued employee compensation and benefits	(8,589)	(7,757)
Accrued interest	(2,956)	745
Other accrued liabilities	(9,964)	12,464
Other, net	(115)	(5,072)

Total	$31,234	$(10,119)

Information regarding supplemental cash flow disclosures is as follows:

	Nine months ended September 30,
(in thousands)	2007	2006
Interest paid, excluding amounts capitalized	$31,354	$41,246

Income taxes paid continuing operations	$116,426	$158,061
Income taxes paid (refunds received) discontinued operations	15,952	(24,066)

Total income taxes paid	$132,378	$133,995

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$4,912	$4,714	$14,181	$14,939
Interest cost	7,240	6,231	20,725	18,395
Expected return on plan assets, net of expenses	(9,549)	(8,253)	(27,252)	(24,587)
Net amortization and deferral	265	1,178	915	4,136

Total for defined benefit plans	2,868	3,870	8,569	12,883
Multi-employer plans	333	134	959	394
SERP	1,511	1,391	5,112	3,492
Defined contribution plans	2,084	2,002	6,433	6,212

Total	$6,796	$7,397	$21,073	$22,981

For the year-to-date period of 2007, we contributed $1.7 million to fund current benefit payments for our non-qualified SERP plan. We anticipate contributing an additional $0.9 million to fund the SERP’s benefit payments during the remainder of fiscal 2007. During 2007, we also made required contributions of $2.9 million to our defined benefit plans. Since we have met the minimum funding requirements for our defined benefit plans, we do not anticipate making any additional contributions during the remainder of fiscal 2007.

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

Information regarding our business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Segment operating revenues:
Scripps Networks	$289,376	$248,795	$867,003	$772,700

Newspapers:
Newspapers managed solely by us	158,221	167,892	493,695	533,988
JOAs and newspaper partnerships	70	43	176	147

Total	158,291	167,935	493,871	534,135
Boulder prior to formation of Colorado newspaper partnership				2,189

Total newspapers	158,291	167,935	493,871	536,324
Broadcast television	73,278	81,667	234,325	251,875
Interactive media	54,589	60,864	176,545	184,472
Licensing and other media	21,005	24,647	66,586	70,778
Corporate	452	274	1,678	716
Intersegment eliminations	(545)	(733)	(2,064)	(1,773)

Total operating revenues	$596,446	$583,449	$1,837,944	$1,815,092

Segment profit (loss):
Scripps Networks	$136,937	$116,247	$428,573	$373,062

Newspapers:
Newspapers managed solely by us	32,656	38,110	98,603	141,835
JOAs and newspaper partnerships	4,205	1,568	3,114	2,984

Total	36,861	39,678	101,717	144,819
Boulder prior to formation of Colorado newspaper partnership				(125)

Total newspapers	36,861	39,678	101,717	144,694
Broadcast television	13,242	22,694	53,117	71,598
Interactive media	8,190	8,957	14,566	39,341
Licensing and other media	1,675	4,007	7,231	10,027
Corporate	(14,639)	(12,356)	(48,912)	(43,307)
Intersegment eliminations	5	(301)	(184)	(301)
Depreciation and amortization of intangibles	(31,652)	(27,128)	(98,304)	(85,909)
Gain on formation of Colorado newspaper partnership				3,535
Losses on disposal of PP&E	(544)	(277)	(876)	(433)
Interest expense	(9,072)	(15,281)	(30,002)	(42,971)
Miscellaneous, net	12,056	2,134	15,817	5,264

Income from continuing operations before income taxes and minority interests	$153,059	$138,374	$442,743	$474,600

Depreciation:
Scripps Networks	$5,044	$4,550	$14,524	$12,467

Newspapers:
Newspapers managed solely by us	5,735	5,576	16,695	16,156
JOAs and newspaper partnerships	334	311	1,000	921

Total	6,069	5,887	17,695	17,077
Boulder prior to formation of Colorado newspaper partnership				111

Total newspapers	6,069	5,887	17,695	17,188
Broadcast television	4,265	4,281	12,707	13,413
Interactive media	5,399	1,143	14,219	7,924
Licensing and other media	121	120	356	442
Corporate	386	378	1,201	1,030

Total depreciation	$21,284	$16,359	$60,702	$52,464

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Amortization of intangibles:
Scripps Networks	$824	$801	$2,445	$2,481

Newspapers:
Newspapers managed solely by us	523	562	1,439	1,003
JOAs and newspaper partnerships

Total	523	562	1,439	1,003
Boulder prior to formation of Colorado newspaper partnership				21

Total newspapers	523	562	1,439	1,024
Broadcast television	284	284	844	844
Interactive media	8,737	9,122	32,874	29,096

Total amortization of intangibles	$10,368	$10,769	$37,602	$33,445

Additions to property, plant and equipment:
Scripps Networks	$14,191	$5,878	$24,328	$11,590

Newspapers:
Newspapers managed solely by us	4,571	5,948	15,782	13,218
JOAs and newspaper partnerships	11	125	213	1,153

Total newspapers	4,582	6,073	15,995	14,371
Broadcast television	4,004	3,076	12,598	6,072
Interactive media	7,286	4,852	26,777	15,950
Licensing and other media	939	172	3,071	448
Corporate	1,546	704	3,427	3,977

Total additions to property, plant and equipment	$32,548	$20,755	$86,196	$52,408

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$97,582	$72,913	$251,535	$204,268
Newspapers:
Newspapers managed solely by us		2,045	1,995	25,090
JOAs and newspaper partnerships	12	78	116	214

Total newspapers	12	2,123	2,111	25,304
Interactive media				372,157
Corporate	490	20	1,122	641

Total	$98,084	$75,056	$254,768	$602,370

Assets:
Scripps Networks			$1,362,086	$1,218,839

Newspapers:
Newspapers managed solely by us			1,100,504	1,080,681
JOAs and newspaper partnerships			147,282	173,108

Total newspapers			1,247,786	1,253,789
Broadcast television			475,649	477,974
Interactive media			1,025,378	1,014,056
Licensing and other media			29,775	32,992
Investments			47,275	46,631
Corporate			143,336	177,496

Total assets of continuing operations			4,331,285	4,221,777
Discontinued operations				166,778

Total assets			$4,331,285	$4,388,555

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenues from the licensing of comic characters and HGTV and Food Network programming in international markets. We anticipate that about 75% of our international revenues, which will approximate $103 million in 2007, will be provided from the United Kingdom and Japanese markets.

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

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed notes to the consolidated financial statements contains certain forward-looking statements related to our businesses, including the proposed separation plan, that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in national television networks, newspaper publishing, broadcast television stations, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with such brands as HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); daily and community newspapers in 17 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; Interactive media, our online comparison shopping services comprising our Shopzilla and uSwitch businesses; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

On October 16, 2007, Scripps announced that its Board of Directors unanimously authorized management to pursue a plan to separate into two publicly traded companies. The proposed separation will create a new company called Scripps Networks Interactive that will comprise Scripps’ national lifestyle media brands (HGTV, Food Network, DIY, Fine Living and GAC and their category-leading Internet businesses) and online comparison shopping services (Shopzilla and uSwitch and their associated Web sites). The E. W. Scripps Company will continue to include Scripps’ daily and community newspapers, broadcast television stations, character licensing and feature syndication businesses, and the Scripps Media Center in Washington, D. C. The separation will allow each company to have a sharpened strategic focus in an effort to foster continued growth, solid operating performance and a clear vision on how best to build on the specific strengths of the national and local media franchises. The transaction is expected to take the form of a tax-free dividend of Scripps Networks Interactive stock to all Scripps shareholders on a pro-rata basis. The separation, which we expect to be completed in the second quarter of 2008, is contingent upon approval of the final plan by the Board of Directors and holders of Scripps’ Common Voting Shares and a favorable ruling from the Internal Revenue Service on the tax-free nature of the transaction, and the filing and effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

During the third quarter of 2007, a continued focus on execution in all operational areas helped us deliver solid performance for the quarter despite a challenging environment at our local media businesses. Our improved consolidated results were led by the success of our national lifestyle brands in our Scripps Networks Division.

Scripps Networks generated strong revenue and segment profit growth during the third quarter of 2007. Our flagship networks, HGTV and Food Network, continued to lead the way, generating 16.2% and 15.6% revenue growth, respectively. Now available in nearly 96 million homes, HGTV delivered record ratings during the quarter, rebounding from some ratings weaknesses in earlier periods of 2007. Food Network’s primetime programming generated the highest ratings for a quarter in the network’s history. While primetime programming has been strong, we continue to work to eliminate the slippage in Food Network’s daytime ratings by developing new talent and programming to fill these spots. At our newer networks, we continue to focus on building the carriage of the networks and developing quality programming. DIY, Fine Living and GAC are all now in the range of 50 million households and each network delivered double-digit revenue growth during the quarter.

Scripps Networks also continues to build momentum on the interactive side of the business, generating 31 percent growth in interactive advertising revenue for the quarter. We continue to add content to our Web sites to drive unique visitors, and our sites have proven to be popular with consumers and advertisers alike. During the quarter, we acquired Recipezaar.com, a user-generated recipe and community site featuring more than 230,000 recipes, and Pickle.com, a site that enables users to easily organize and share photos and videos from any camera or mobile phone device. Our existing portfolio of Web sites, along with these newly acquired sites, continues to establish Scripps Networks as a leading Internet destination for lifestyle content. Overall, the focus at Scripps Networks continues to be driving ratings growth at HGTV and Food Network through the development of popular programming, expanding the distribution of our emerging networks, increasing our Internet-based service offerings, and developing additional revenue streams by utilizing the recognition of our brands.

In our Interactive Media division, we continue to adapt to a changing competitive landscape that has affected results for the first three quarters of 2007. The energy market in the United Kingdom was unchanged during the quarter, and energy switching remained soft at uSwitch. We continue efforts to grow other service categories at uSwitch including personal finance and insurance products. While referral fee revenue at Shopzilla was modestly lower than the same quarter a year ago, we started to see some positive trends near the end of the period. Results in September indicated that we are getting more efficient at acquiring paid traffic and are making progress attracting free traffic to the site. We continue to focus on improving the customer experience at Shopzilla and driving traffic to the site, and we plan to improve uSwitch results by paring costs down to be more in line with the softer switching activity we have experienced in recent periods.

Our newspaper businesses continue to fight through a difficult period. Industry-wide weakness in local advertising has created a difficult economic environment for newspapers. Revenues declined compared to the same quarter a year ago and was largely impacted by slumping housing and employment markets in Florida and California. We have focused on operating as efficiently as possible and succeeded in that capacity during the quarter. Newspaper expenses were down 3.7% during the quarter which helped offset the decline in revenue. A portion of the reduction in expenses resulted from the voluntary separation plan that was accepted by 137 newspaper division employees during the second quarter of 2007. We continue to focus on the Web sites associated with our newspapers, and have seen positive results with online revenue from newspapers increasing 19 percent over the prior year to $10.4 million.

At our broadcast television stations, third quarter revenue declined compared to the prior year, as anticipated, due to the relative absence of political advertising compared with the same period a year ago.

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

Consolidated Results of Operations—Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2007	Change	2006	2007	Change	2006
Operating revenues	$596,446	2.2%	$583,449	$1,837,944	1.3%	$1,815,092
Costs and expenses	(429,719)	2.7%	(418,615)	(1,323,068)	4.9%	(1,261,801)
Depreciation and amortization of intangibles	(31,652)	16.7%	(27,128)	(98,304)	14.4%	(85,909)
Gain on formation of Colorado newspaper partnership						3,535
Losses on disposal of PP&E	(544)	96.4%	(277)	(876)		(433)
Hurricane recoveries, net			150			1,900

Operating income	134,531	(2.2)%	137,579	415,696	(12.0)%	472,384
Interest expense	(9,072)	(40.6)%	(15,281)	(30,002)	(30.2)%	(42,971)
Equity in earnings of JOAs and other joint ventures	15,544	11.5%	13,942	41,232	3.3%	39,923
Miscellaneous, net	12,056		2,134	15,817		5,264

Income from continuing operations before income taxes and minority interests	153,059	10.6%	138,374	442,743	(6.7)%	474,600
Provision for income taxes	(46,957)	6.4%	(44,132)	(135,265)	(15.4)%	(159,929)

Income from continuing operations before minority interests	106,102	12.6%	94,242	307,478	(2.3)%	314,671
Minority interests	(18,176)	15.0%	(15,806)	(57,144)	14.6%	(49,881)

Income from continuing operations	87,926	12.1%	78,436	250,334	(5.5)%	264,790
Income (loss) from discontinued operations, net of tax	441		(5,373)	3,978		(45,518)

Net income	$88,367	20.9%	$73,063	$254,312	16.0%	$219,272

Net income (loss) per diluted share of common stock:
Income from continuing operations	$.54		$.48	$1.52		$1.61
Income (loss) from discontinued operations	.00		(.03)	.02		(.28)

Net income per diluted share of common stock	$.54		$.44	$1.55		$1.33

Net income per share amounts may not foot since each is calculated independently.

Discontinued Operations—Discontinued operations include the Shop At Home television network and the five Shop At Home-affiliated broadcast television stations (See Note 4 to the Condensed Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

(in thousands)	Quarter Period		Year-to-date
	2007	2006	2007	2006
Operating revenues	$3	$1,962	$1,323	$166,584

Income (loss) from discontinued operations:
Income (loss) from operations	$679	$(8,110)	$1,146	$(58,614)
Loss on divestiture			(255)	(12,054)

Income (loss) from discontinued operations, before tax	679	(8,110)	891	(70,668)
Income taxes (benefit)	238	(2,737)	(3,087)	(25,150)

Income (loss) from discontinued operations	$441	$(5,373)	$3,978	$(45,518)

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

The tax benefit that has been recognized in 2007 is primarily attributed to differences that were identified between our prior year tax provision and tax returns.

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

Continuing Operations—Operating revenues were up slightly in 2007 compared with the year-to-date period of 2006. Increases in revenues at Scripps Networks were partially offset by lower revenues at our newspapers, broadcast television stations and interactive media divisions. Increases in advertising revenues, both on television and the Internet, and higher affiliate fee revenue contributed to the increase in revenues at Scripps Networks. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate advertising in the Florida and California markets. Declines in revenue at our broadcast television stations were attributed to the relative absence of political advertising. Additionally, our broadcast television stations generated significant revenues from the broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics in the first quarter of 2006. Declines in revenues at interactive media were primarily attributed to reduced online energy switching activity at uSwitch and lower referral fee revenue at Shopzilla.

Costs and expenses for the 2007 year-to-date period were primarily impacted by the expanded hours of original programming at our national networks, severance costs related to voluntary separation offers that have been accepted by 137 employees at our newspapers, and costs related to the leadership transition at Shopzilla.

Depreciation incurred on capitalized software development costs at our interactive media businesses contributed to the increase in depreciation and amortization. Additionally, we wrote down intangible assets $5.2 million as a result of changes to the terms of a distribution agreement at our Shopzilla business in the first quarter of 2007.

In the first quarter of 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million. Net income was increased by $2.1 million, $.01 per share.

Certain of our Florida operations sustained hurricane damages in 2004 and 2005. Throughout the course of 2006, we reached agreements with insurance providers and other responsible third parties on certain of our property and business interruption claims and recorded insurance recoveries of $1.9 million, which increased net income by $1.2 million, $.01 per share.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased in 2007 due to lower average debt levels. The average outstanding balance of variable-interest bearing obligations for the year-to-date period of 2007 was $109 million at an average rate of 5.3% compared with $362 million at an average rate of 5.0% for 2006. The average outstanding balance of variable-interest bearing obligations for the third quarter of 2007 was $57 million at an average rate of 5.2% compared with $394 million at an average rate of 5.3% for the third quarter of 2006.

The “Miscellaneous, net” caption in our Condensed Consolidated Statements of Income includes realized gains from the sale of certain investments in the third quarter of 2007. Net income was increased by $5.9 million, $.04 per share.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is as follows:

(in thousands)	Quarter Period		Year-to-date
	2007	2006	2007	2006
Income from continuing operations before income taxes and minority interests as reported	$153,059	$138,374	$442,743	$474,600
Income of pass-through entities allocated to non-controlling interests	18,008	15,687	56,931	49,226

Income allocated to Scripps	$135,051	$122,687	$385,812	$425,374

Provision for income taxes	$46,957	$44,132	$135,265	$159,929

Effective income tax rate as reported	30.7%	31.9%	30.6%	33.7%
Effective income tax rate on income allocated to Scripps	34.8%	36.0%	35.1%	37.6%

In connection with the adoption of Financial Accounting Standards Board Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the year-to-date tax provision $4.0 million. Decreases in statutory tax rates in certain of the jurisdictions that we operate also favorably impacted our tax provision in the third quarter of 2007. Changes in these statutory rates reduced our tax provision $2.9 million.

Minority interest increased in the third quarter and year-to-date periods of 2007 primarily due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

Business Segment Results—As discussed in Note 18 to the Condensed Consolidated Financial Statements, our chief operating decision maker (as defined by FAS 131—Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Scripps Networks	$289,376	16.3%	$248,795	$867,003	12.2%	$772,700

Newspapers:
Newspapers managed solely by us	158,221	(5.8)%	167,892	493,695	(7.5)%	533,988
JOAs and newspaper partnerships	70	62.8%	43	176	19.7%	147

Total	158,291	(5.7)%	167,935	493,871	(7.5)%	534,135
Boulder prior to formation of Colorado newspaper partnership						2,189

Total newspapers	158,291	(5.7)%	167,935	493,871	(7.9)%	536,324
Broadcast television	73,278	(10.3)%	81,667	234,325	(7.0)%	251,875
Interactive media	54,589	(10.3)%	60,864	176,545	(4.3)%	184,472
Licensing and other media	21,005	(14.8)%	24,647	66,586	(5.9)%	70,778
Corporate	452	65.0%	274	1,678		716
Intersegment eliminations	(545)	(25.6)%	(733)	(2,064)	16.4%	(1,773)

Total operating revenues	$596,446	2.2%	$583,449	$1,837,944	1.3%	$1,815,092

Segment profit (loss):
Scripps Networks	$136,937	17.8%	$116,247	$428,573	14.9%	$373,062

Newspapers:
Newspapers managed solely by us	32,656	(14.3)%	38,110	98,603	(30.5)%	141,835
JOAs and newspaper partnerships	4,205		1,568	3,114	4.4%	2,984

Total	36,861	(7.1)%	39,678	101,717	(29.8)%	144,819
Boulder prior to formation of Colorado newspaper partnership						(125)

Total newspapers	36,861	(7.1)%	39,678	101,717	(29.7)%	144,694
Broadcast television	13,242	(41.6)%	22,694	53,117	(25.8)%	71,598
Interactive media	8,190	(8.6)%	8,957	14,566	(63.0)%	39,341
Licensing and other media	1,675	(58.2)%	4,007	7,231	(27.9)%	10,027
Corporate	(14,639)	18.5%	(12,356)	(48,912)	12.9%	(43,307)
Intersegment eliminations	5		(301)	(184)	(38.9)%	(301)
Depreciation and amortization of intangibles	(31,652)	16.7%	(27,128)	(98,304)	14.4%	(85,909)
Gain on formation of Colorado newspaper partnership						3,535
Losses on disposal of PP&E	(544)	96.4%	(277)	(876)		(433)
Interest expense	(9,072)	(40.6)%	(15,281)	(30,002)	(30.2)%	(42,971)
Miscellaneous, net	12,056		2,134	15,817		5,264

Income from continuing operations before income taxes and minority interests	$153,059	10.6%	$138,374	$442,743	(6.7)%	$474,600

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

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Condensed Consolidated Statements of Income is as follows:

(in thousands)	Quarter Period		Year-to-date
	2007	2006	2007	2006
Scripps Networks:
Equity in earnings of joint ventures	$3,613	$3,856	$12,135	$10,552
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	11,931	10,086	29,097	29,371

Total equity in earnings of JOAs and other joint ventures	$15,544	$13,942	$41,232	$39,923

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments.

Significant reconciling items attributable to each business segment are as follows:

(in thousands)	Quarter Period		Year-to-date
	2007	2006	2007	2006
Depreciation and amortization:
Scripps Networks	$5,868	$5,351	$16,969	$14,948

Newspapers:
Newspapers managed solely by us	6,258	6,138	18,134	17,159
JOAs and newspaper partnerships	334	311	1,000	921

Total	6,592	6,449	19,134	18,080
Boulder prior to formation of Colorado newspaper partnership				132

Total newspapers	6,592	6,449	19,134	18,212
Broadcast television	4,549	4,565	13,551	14,257
Interactive media	14,136	10,265	47,093	37,020
Licensing and other media	121	120	356	442
Corporate	386	378	1,201	1,030

Total	$31,652	$27,128	$98,304	$85,909

Losses on disposal of PP&E:
Scripps Networks	$(1)	$(10)	$(69)	$(104)

Newspapers:
Newspapers managed solely by us	(39)	(161)	(80)	(196)
JOAs and newspaper partnerships		1	(1)	9

Total newspapers	(39)	(160)	(81)	(187)
Broadcast television	(127)	(107)	(153)	(142)
Interactive media	(356)		(552)
Corporate	(21)		(21)

Losses on disposal of PP&E	$(544)	$(277)	$(876)	$(433)

Gain on formation of Colorado newspaper partnership				$3,535

Scripps Networks—Scripps Networks includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 7.25% interest in Fox-BRV Southern Sports Holdings, LLC which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Scripps Networks were as follows:

(in thousands)	Quarter Period			Year-to-date
	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Advertising	$223,401	16.5%	$191,752	$673,678	10.1%	$611,828
Network affiliate fees, net	60,427	23.2%	49,039	176,951	20.7%	146,572
Other	5,548	(30.7)%	8,004	16,374	14.5%	14,300

Total segment operating revenues	289,376	16.3%	248,795	867,003	12.2%	772,700

Segment costs and expenses:
Employee compensation and benefits	36,531	12.3%	32,527	108,871	16.0%	93,891
Programs and program licenses	67,446	29.2%	52,197	176,775	23.5%	143,085
Production and distribution	13,924	27.4%	10,930	40,584	7.1%	37,890
Other segment costs and expenses	38,151	(6.4)%	40,750	124,335	(8.1)%	135,324

Total segment costs and expenses	156,052	14.4%	136,404	450,565	9.8%	410,190

Segment profit before joint ventures	133,324	18.6%	112,391	416,438	14.9%	362,510
Equity in income of joint ventures	3,613	(6.3)%	3,856	12,135	15.0%	10,552

Segment profit	$136,937	17.8%	$116,247	$428,573	14.9%	$373,062

Supplemental Information:
Billed network affiliate fees	$64,861		$52,962	$191,374		$157,536
Program payments	62,834		68,803	215,057		199,188
Depreciation and amortization	5,868		5,351	16,969		14,948
Capital expenditures	14,191		5,878	24,328		11,590
Business acquisitions and other additions to long-lived assets, primarily program assets	97,582		72,913	251,535		204,268

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. Improved ratings and viewership, particularly at HGTV, and strong pricing in the scatter advertising market contributed to the increases in advertising revenues during the third quarter.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is primarily attributed to rate increases and the growth in distribution at DIY, Fine Living and GAC.

As of December 31, 2006, HGTV’s affiliation agreements with Time Warner and Comcast expired. During the third quarter of 2007, we entered into a new long-term affiliation agreement with Comcast. We are currently negotiating a new contract with Time Warner and are operating under a short-term extension to the expired agreement until a new agreement can be reached. The affiliation agreement with Time Warner provides distribution to approximately 17% of HGTV’s subscribers.

We continue to successfully develop our network brands on the Internet. Online advertising revenues were approximately $17.3 million in the third quarter of 2007 compared with $13.2 million in the third quarter of 2006. Year-to-date online advertising revenues were $51.4 million in 2007 compared with $38.9 million in 2006.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses increased due to the improved quality and variety of programming, and expanded programming hours.

Supplemental financial information for Scripps Networks is as follows:

(in thousands)	Quarter Period			Year-to-date
	2007	Change	2006	2007	Change	2006
Operating revenues:
HGTV	$144,221	16.2%	$124,121	$430,272	11.6%	$385,622
Food Network	113,279	15.6%	98,001	341,942	12.1%	305,017
DIY	14,137	14.7%	12,321	40,802	8.7%	37,538
Fine Living	11,369	25.2%	9,082	34,258	23.6%	27,715
GAC	6,252	29.8%	4,817	18,930	29.5%	14,623
Other	118	(74.0)%	453	799	(63.4)%	2,185

Total segment operating revenues	$289,376	16.3%	$248,795	$867,003	12.2%	$772,700

Homes reached in September (1):
HGTV				95,800	5.3%	91,000
Food Network				95,600	5.3%	90,800
DIY				47,700	22.3%	39,000
Fine Living				49,600	24.0%	40,000
GAC				50,700	14.4%	44,300

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

Newspapers—We operate daily and community newspapers in 17 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Three of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Operating results for newspapers managed solely by us were as follows:

	Quarter Period			Year-to-date
(in thousands)	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Local	$32,347	(9.7)%	$35,834	$104,644	(11.4)%	$118,113
Classified	46,604	(13.9)%	54,123	147,143	(16.2)%	175,507
National	8,540	9.0%	7,835	25,793	(1.9)%	26,298
Preprint, online and other	37,890	4.9%	36,128	113,363	4.0%	108,999

Newspaper advertising	125,381	(6.4)%	133,920	390,943	(8.9)%	428,917
Circulation	28,763	(5.8)%	30,530	89,220	(4.3)%	93,266
Other	4,077	18.4%	3,442	13,532	14.6%	11,805

Total operating revenues	158,221	(5.8)%	167,892	493,695	(7.5)%	533,988

Segment costs and expenses:
Employee compensation and benefits	65,031	(1.8)%	66,247	205,154	2.8%	199,592
Production and distribution	36,790	(7.5)%	39,784	116,623	(5.8)%	123,778
Other segment costs and expenses	23,744	(0.7)%	23,901	73,315	3.7%	70,683

Total costs and expenses	125,565	(3.4)%	129,932	395,092	0.3%	394,053

Hurricane recoveries (losses), net			150			1,900

Contribution to segment profit	$32,656	(14.3)%	$38,110	$98,603	(30.5)%	$141,835

Supplemental Information:
Depreciation and amortization	$6,258		$6,138	$18,134		$17,159
Capital expenditures	4,571		5,948	15,782		13,218
Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets			2,045	1,995		25,090

The decrease in advertising revenues was primarily due to weakness in classified and local advertising in our newspaper markets. Decreases in real estate and employment advertising particularly impacted revenues at our Florida and California newspapers.

Increases in preprint, online and other advertising reflect the development of new print and electronic products and services. Additionally, our Internet sites had advertising revenues of $10.4 million in the third quarter of 2007 compared with $8.8 million in the third quarter of 2006. Year-to-date Internet advertising revenues were $31.2 million in 2007 compared with $25.7 million in 2006. Higher advertising rates, resulting from increases in the audience visiting our Web sites, as well as an increase in our online product offerings, contributed to the increase in online revenues. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

Year-to-date employee compensation and benefit costs were increased by an $8.9 million charge recorded in the second quarter of 2007 as a result of voluntary separation offers accepted by eligible employees.

The decrease in production and distribution costs of our newspapers was primarily due to a 10% decrease in newsprint consumption and a 8.6% decrease in newsprint prices.

The increase in year-to-date other segment costs and expenses is attributed to increased spending in online and print initiatives, primarily in our Florida markets.

Excluding the costs of the voluntary separation plans, total costs and expenses of our newspapers were down 1.6% compared with the year-to-date costs of 2006.

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

In the third quarter of 2007, we announced that we are seeking a buyer for The Albuquerque Tribune and intend to close the newspaper if a qualified buyer is not found. We also reached an agreement in principle with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the sale or closure of our newspaper. Under the new agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

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

Operating results for our JOAs and newspaper partnerships were as follows:

(in thousands)	Quarter Period			Year-to-date
	2007	Change	2006	2007	Change	2006
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$6,072		$1,736	$10,226	72.2%	$5,939
Cincinnati	3,953	(26.0)%	5,341	12,392	(13.9)%	14,386
Albuquerque	2,886	10.1%	2,622	7,383	(7.2)%	7,958
Colorado	(980)		402	(581)		957
Other newspaper partnerships and joint ventures			(15)	(323)		131

Total equity in earnings of JOAs	11,931	18.3%	10,086	29,097	(0.9)%	29,371
Operating revenues of JOAs and newspaper partnerships	70	62.8%	43	176	19.7%	147

Total	12,001	18.5%	10,129	29,273	(0.8)%	29,518

JOA editorial costs and expenses	7,796	(8.9)%	8,561	26,159	(1.4)%	26,534

Contribution to segment profit	$4,205		$1,568	$3,114	4.4%	$2,984

Supplemental Information:
Depreciation and amortization	$334		$311	$1,000		$921
Capital expenditures	11		125	213		1,153
Business acquisitions and other additions to long-lived assets	12		78	116		214

In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities resulting in certain assets of the existing facilities being retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense through April 2007. The increased depreciation resulted in a $3.0 million decrease in our equity in earnings from JOAs in the third quarter of 2006. Year-to-date equity in earnings of JOAs was reduced by $4.0 million in 2007 and $9.3 million in 2006.

Gannett Co., Inc. has notified us of its intent to terminate the Cincinnati JOA upon its expiration in December 2007. In July 2007, we announced that we will cease publication of our newspapers that participate in the Cincinnati JOA at the end of the year.

Broadcast Television—Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Operating results for broadcast television were as follows:

(in thousands)	Quarter Period			Year-to-date
	2007	Change	2006	2007	Change	2006
Segment operating revenues:
Local	$45,229	1.1%	$44,740	$147,967	(2.8)%	$152,236
National	22,887	4.2%	21,969	72,595	(3.9)%	75,503
Political	694	(94.0)%	11,660	1,398	(90.9)%	15,347
Network compensation	1,820	15.0%	1,583	5,606	55.6%	3,603
Other	2,648	54.4%	1,715	6,759	30.3%	5,186

Total segment operating revenues	73,278	(10.3)%	81,667	234,325	(7.0)%	251,875

Segment costs and expenses:
Employee compensation and benefits	31,985	2.5%	31,205	96,666	0.3%	96,396
Programs and program licenses	11,873	0.2%	11,844	35,598	2.6%	34,683
Production and distribution	4,191	(12.0)%	4,760	12,762	(7.9)%	13,855
Other segment costs and expenses	11,987	7.4%	11,164	36,182	2.4%	35,343

Total segment costs and expenses	60,036	1.8%	58,973	181,208	0.5%	180,277

Segment profit	$13,242	(41.6)%	$22,694	$53,117	(25.8)%	$71,598

Supplemental Information:
Program payments	$12,026		$11,849	$35,981		$34,255
Depreciation and amortization	4,549		4,565	13,551		14,257
Capital expenditures	4,004		3,076	12,598		6,072

Broadcast television operating results are significantly affected by the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Consequently, the number of political advertising spots run often displaces some of the advertising run in our local and national advertising categories. The decline in operating revenues during the third quarter of 2007 compared with the third quarter of 2006 was attributed to the relative absence of political advertising.

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics in 2006 contributed to the year-over-year decrease in local and national advertising in the year-to-date period. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006.

Interactive Media—Interactive media includes our online comparison shopping services, Shopzilla and uSwitch.

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

Financial information for interactive media is as follows:

(in thousands)	Quarter Period			Year-to-date
	2007	Change	2006	2007	Change	2006
Segment operating revenues	$54,589	(10.3)%	$60,864	$176,545	(4.3)%	$184,472

Segment profit (loss)	$8,190	(8.6)%	$8,957	$14,566	(63.0)%	$39,341

Supplemental Information:
Depreciation and amortization	$14,136		$10,265	$47,093		$37,020
Capital expenditures	7,286		4,852	26,777		15,950
Business acquisitions and other additions to long-lived assets						372,157

On a pro-forma basis, assuming we had owned uSwitch for all of 2006, operating revenues for the year-to-date period of 2007 decreased 9.3% compared with the year-to-date period of 2006. Operating revenues in 2007 continued to be affected by changing market conditions within these businesses. Lower energy prices in the United Kingdom have resulted in softer switching activity at uSwitch, and competitive changes in comparison shopping has made it more costly to acquire and monetize traffic at Shopzilla.

At uSwitch, we are continuing our efforts to grow revenues from service categories other than energy. Excluding energy related switches, other switching revenues are up nearly 25% in the year-to-date period of 2007 compared with 2006.

At Shopzilla, we have countered the changing competitive landscape by expanding key word lists and making efforts to increase the share of free traffic from search engine marketing. In addition, we are continuing to make site changes to improve monetization from our traffic and we continually evaluate the profitability of traffic in an effort to optimize key word bidding.

Segment profit for the year-to-date period of 2007 has been impacted by first quarter 2007 costs of $10 million to build brand awareness for uSwitch. In addition, we have incurred costs in 2007 for a management transition at Shopzilla and have undertaken efforts to downsize uSwitch which we expect to complete by year-end. Total costs for the year related to the transition and downsizing are expected to be $8 million, of which $7.2 million has been incurred in the year-to-date period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Nine months ended September 30,
(in thousands)	2007	2006
Net cash provided by continuing operating activities	$433,711	$412,407
Net cash provided by (used in) discontinued operations	44,243	5,601
Proceeds from formation of Colorado partnership		20,029
Dividends paid, including to minority interests	(128,860)	(97,328)
Employee stock option proceeds	12,636	13,935
Excess tax benefits on stock awards	2,439	2,319
Other financing activities	(15,145)	(4,054)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$349,024	$352,909

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(59,035)	$(384,985)
Capital expenditures	(84,924)	(50,037)
Other investing activity	1,350	4,143
Repurchase Class A Common shares	(57,500)	(50,222)
Increase (decrease) in long-term debt	(159,969)	138,838

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

In July 2007, we reached agreements to acquire the Web sites Recipezaar.com and Pickle.com for total cash consideration of approximately $30 million.

In 2007, we repurchased $37.1 million principal amount of our 4.30% note due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million. In the third quarter of 2006, we repurchased $10 million principal amount of our 3.75% note due in 2008 for $9.8 million.

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

In March 2006, we acquired 100% of the common stock of uSwitch for approximately $372 million, net of cash and short-term investments acquired. We also acquired minority interests in our Evansville and Memphis newspapers, and acquired certain other newspaper publications, for total consideration of approximately $23 million. In connection with the acquisitions, we entered into a $100 million 364-day revolving credit facility which was subsequently replaced by a new credit facility in the second quarter of 2006 (See Note 13 to the Condensed Consolidated Financial Statements). The remainder of the consideration was financed through cash on hand and additional borrowings on our existing credit facilities.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect the cash distributions to the minority partner will approximate $70 million in 2007.

We expect to repurchase our Class A Common shares to offset the dilution resulting from our stock compensation programs each year. In 2007, we have repurchased 1.3 million shares at a total cost of $57.5 million. As of September 30, 2007, we are authorized to repurchase 1.6 million additional shares. The stock repurchase program can be discontinued at any time.

We have a revolving credit facility expiring in June 2011 that permits aggregate borrowings up to $750 million. Total commercial paper borrowings, which are supported by the facility, were $81.0 million at September 30, 2007.

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

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $66.5 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at September 30, 2007.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2007.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands, except share data)	As of September 30, 2007			As of December 31, 2006
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$80,964	$80,964		$190,461	$190,461
6.625% notes due in 2007	100,000	100,030		99,989	100,791
3.75% notes due in 2008	39,802	39,730		39,356	39,245
4.25% notes due in 2009	86,070	85,398		86,008	83,485
4.30% notes due in 2010	112,831	111,601		149,832	144,571
5.75% notes due in 2012	184,892	190,093		199,310	200,556
Other notes	1,333	1,051		1,425	1,157

Total long-term debt including current portion	$605,892	$608,867		$766,381	$760,266

Financial instruments subject to market value risk:
Time Warner (common shares—2007, 2,008,000; 2006, 2,011,000)	$29,538	$36,867		$29,585	$43,804
Other available-for-sale securities	62	2,378		175	2,130

Total investments in publicly-traded companies	29,600	39,245		29,760	45,934
Other equity securities	8,101	(a	)	7,430	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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