Form 10-K
period 2007-12-31
SCRIPPS E W CO /DE
filed 2008-02-29
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $45.69 per share closing price for such stock on June 30, 2007, was approximately $3,973,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of January 31, 2008, there were 126,218,917 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 36,568,226 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2008 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report on Form 10-K for the Year Ended December 31, 2007

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

Forward-Looking Statements

Our Annual Report on Form 10-K contains certain forward-looking statements related to our businesses, including the proposed separation plan, that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; the risk that the benefits from the separation transaction may not be fully realized or may take longer to realize than expected; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

PART I

Item 1.	Business

We are a diverse media concern with interests in national television networks (“Scripps Networks”), newspaper publishing, broadcast television, interactive media and licensing and syndication. All of our media businesses provide content and advertising services via the Internet.

As previously announced, Scripps is pursuing a plan to separate into two independent publicly traded companies. The proposed separation will create a new company, Scripps Networks Interactive, which will include Scripps’ national lifestyle media brands (HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”) and their category-leading Internet businesses) and online comparison shopping services (Shopzilla and uSwitch and their associated Web sites). The E. W. Scripps Company will continue to include the portfolio of daily and community newspapers, broadcast television stations, character licensing and feature syndication businesses, and the Scripps Media Center in Washington, D. C. The separation will allow the management teams to focus on the respective opportunities for each company and pursue specific growth and development strategies that are based on the distinct characteristics of the two companies' local and national media businesses. The transaction is expected to take the form of a tax-free dividend of Scripps Networks Interactive stock to all Scripps shareholders on a one-for-one basis. The separation, which we expect to be completed in the second quarter of 2008, is contingent upon approval of the final plan by the Board of Directors and holders of Scripps’ Common Voting Shares, a favorable ruling from the Internal Revenue Service on the tax-free nature of the transaction, and the filing and effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page F-5 and Note 18 on page F-48 of this Form 10-K.

Scripps Networks

Scripps Networks includes five national lifestyle television networks and their affiliated Web sites, HGTV, Food Network, DIY, Fine Living and GAC. We conceived of and launched HGTV, DIY and Fine Living. We acquired a controlling interest in Food Network in 1997, and we acquired GAC in the fourth quarter of 2004. Scripps Networks also includes our 7.25% interest in FOX-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks, and our networks operate internationally through licensing agreements and joint ventures with foreign entities. Scripps Networks produced approximately 47% of our total operating revenues in 2007, up from 42% in 2005.

HGTV began telecasting in 1994 and continues to attract viewers and serve advertisers by airing a full schedule of quality, original programming related to home repair, real estate,

decorating, design, remodeling, and crafts. HGTV is distributed to about 96 million U.S. households and is one of cable’s top-rated networks. The network’s branded programming also can be seen in 47 other countries. HGTV.com is the nation's leading online home and garden destination that attracts an average of 5 million unique visitors per month.

Food Network, which began telecasting in 1993, is a unique lifestyle network that strives to engage its viewers with likable personalities and the variety of things they do with food. Programming hits such as Iron Chef America and 30-Minute Meals have raised the network’s public profile and increased viewer interest and advertiser demand. Food Network is distributed to approximately 96 million U.S. households. Food Network Web sites ranks first among food related Web sites averaging over 13 million Web site users per month.

DIY began telecasting in 1999 and features detailed how-to, step-by-step programming and information on a variety of topics including auto repair, crafts, gardening, hobbies, home building, home improvement and woodworking. DIY’s distribution is about 47 million homes and the DIY Web site averages two million unique visitors per month.

Fine Living, which began telecasting in March 2002, features television programming and Web site content designed to appeal to viewers and Internet users looking for information on entertaining, travel, adventure, and financial, all through the lens of doing more with their time and money. Fine Living is about finding value with every dollar and with every minute, whether it’s finding ways to spend more time with your family or how to get three vacation ideas for one location.

GAC is a country music video network that began telecasting in 1996. GAC’s programming primarily features country music videos complemented by original programming, special musical performances and live concerts. GAC is available in more than 53 million households.

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

We continue to build the distribution of DIY, Fine Living and GAC. The distribution for each of these networks in 2007 increased more than 10% as compared with 2006. Distribution on the most widely available basic cable tier is limited and, accordingly, growth in the number of households reached by DIY, Fine Living and GAC is largely dependent on increases in the number of subscribers to the expanded digital programming tiers offered by cable and satellite television systems. We also continue to make investments in programming and promotional campaigns to increase viewer awareness of our developing networks.

Our relationships and agreements with cable and satellite television system operators are critical to our business as they provide us with both affiliate fee revenue and access to an audience which we sell to advertisers. We believe we have good relationships with the cable and satellite television system operators that distribute our networks. We have been a leader in providing video-on-demand and similar programming services those systems use to enhance their digital programming tier offerings to subscribers.

We have also emerged as a leader in providing content specifically formatted for the growing number of video-on-demand and broadband services. We own approximately 95% of our original television programming, which gives us the capability to reformat archived video content for other uses, including the Internet. Our internet strategy is to move our online businesses beyond extensions of our networks to become multi-branded, user-centric applications that create communities of online consumers in the home, food and lifestyle categories.

Advertising provided approximately 80% of Scripps Networks segment operating revenues in 2007. Advertising purchased on our networks usually seeks to promote nationally recognized consumer products and brands. We sell advertising time in both the upfront and scatter markets. The mix between the upfront and scatter markets is based upon a number of factors, including the demand for advertising time, economic conditions and pricing. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than our first and third quarters.

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

Cable and satellite television systems generally pay a per-subscriber fee in exchange for the right to distribute our programming. Network affiliate fees provided 20% of Scripps Networks segment operating revenues in 2007.

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

Programming accounted for approximately 40% of our networks’ segment costs and expenses in 2007. We produce original programming and acquire programming from a variety of independent production companies. We also license certain programming that airs on our networks. We believe there are adequate sources of creative and original programming to meet the needs of our networks.

Our networks require traffic systems to schedule programs and to insert advertisements within programs. We transmit our programming to cable and satellite television systems via satellite. Transponder rights are acquired under the terms of long-term contracts with satellite owners.

Employee costs accounted for approximately 25% of segment costs and expenses in 2007.

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

New types of program requirements for MVPDs are being actively promoted. For example, some members of Congress have sought to apply the indecency regulations now applicable to broadcast programming to MVPD programming. Others have made efforts to require MVPDs to offer program channels on an “a la carte” basis or in smaller bundles, arguing that such offerings would give subscribers more choice to reject channels with indecent or otherwise objectionable content. The current FCC chairman continues to encourage MVPDs to offer a la carte programming, and has sought to lead the FCC towards a more active role in regulating cable operators’ rates and program carriage practices. The FCC recently determined to expand broadcast stations’ cable carriage rights in connection with the transition to digital television and separately adopted new rules to encourage more commercial leasing of cable system channels by independent programmers. The regulation of programming is subject to the political process, and further changes in law and regulation may be anticipated. There can be no assurance that our business would not be adversely affected by new legislation or FCC regulations affecting MVPDs or their programming.

Newspapers

We operate daily and community newspapers in 17 markets in the United States. Through December 31, 2007, three of our newspapers were operated pursuant to the terms of joint operating agreements (“JOAs”). We also own and operate the Washington-based Scripps Media Center, home to the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. All of our newspapers subscribe to the wire service.

Our newspapers contributed approximately 26% of our company’s total operating revenues in 2007, down from 34% in 2005.

Newspapers managed solely by us – The markets in which we publish and solely manage daily newspapers and the circulation of these daily newspapers is as follows:

(in thousands) (1) Newspaper	2007	2006	2005	2004	2003
Abilene (TX) Reporter-News	30	31	30	33	33
Anderson (SC) Independent-Mail	34	35	36	37	38
Corpus Christi (TX) Caller-Times	52	52	50	58	61
Evansville (IN) Courier & Press	66	66	66	66	69
Henderson (KY) Gleaner	10	10	10	10	10
Kitsap (WA) Sun	29	30	30	30	30
Knoxville (TN) News Sentinel	116	117	117	120	121
Memphis (TN) Commercial Appeal	152	156	165	172	173
Naples (FL) Daily News	56	58	58	57	57
Redding (CA) Record-Searchlight	32	34	35	35	35
San Angelo (TX) Standard-Times	25	25	25	26	27
Treasure Coast (FL) News/Press/Tribune	102	102	100	102	100
Ventura County (CA) Star	85	86	89	92	93
Wichita Falls (TX) Times Record News	29	30	30	32	32

Total Daily Circulation	819	831	842	869	878

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands ) (1) Newspaper	2007	2006	2005	2004	2003
Abilene (TX) Reporter-News	39	39	40	42	42
Anderson (SC) Independent-Mail	38	40	41	43	44
Corpus Christi (TX) Caller-Times	71	71	71	76	78
Evansville (IN) Courier & Press	87	88	89	92	97
Henderson (KY) Gleaner	12	12	11	12	12
Kitsap (WA) Sun	32	33	33	33	34
Knoxville (TN) News Sentinel	145	147	150	153	155
Memphis (TN) Commercial Appeal	193	204	216	236	235
Naples (FL) Daily News	63	67	70	69	69
Redding (CA) Record-Searchlight	35	37	39	39	40
San Angelo (TX) Standard-Times	29	30	30	31	32
Treasure Coast (FL) News/Press/Tribune (2)	112	113	112	115	113
Ventura County (CA) Star	95	99	100	106	107
Wichita Falls (TX) Times Record News	32	34	35	36	36

Total Sunday Circulation	984	1,014	1,036	1,083	1,093

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the twelve-month periods ended September 30.
(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

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

Over the years we have supplemented our daily newspapers with an array of niche products, including direct-mail advertising, total market coverage publications, zoned editions, youth-oriented specialty publications, and event-based publications. These product offerings allow existing advertisers to reach their target audience in multiple ways, while also giving us an attractive portfolio of products with which to acquire new clients, particularly small and mid-sized advertisers. While we strive to make such publications profitable in their own right, they also help retain advertising in the daily newspaper.

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

Advertising provided approximately 80% of newspaper segment operating revenues in 2007. Newspaper advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, are classified into one of three categories: local, classified or national. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National ROP refers to any advertising purchased by businesses that operate beyond our local market and who typically procure advertising from numerous newspapers by using advertising agency services. Preprint advertisements are generally printed by advertisers and inserted into the newspaper. Internet advertising ranges from simple static banners and listings appearing on a Web page to more complex, interactive, animated and video advertisements.

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

Circulation provided approximately 18% of newspaper segment operating revenues in 2007. Circulation revenues are produced from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines. Our newspapers seek to provide quality, relevant local news and information to their readers. We compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a provider of local news and information.

Employee costs accounted for approximately 51% of segment costs and expenses in 2007. Our workforce is comprised of a combination of non-union and union employees. See “Employees.”

We consumed approximately 115,000 metric tons of newsprint in 2007. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and increased the likelihood of future price increases.

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

Newspapers operated under JOAs and partnerships – Through December 31, 2007, three of our newspapers were operated pursuant to the terms of JOAs. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continued operation of both newspapers in that market.

Each newspaper maintains a separate and independent editorial operation.

In the third quarter of 2007, we announced that we were seeking a buyer for The Albuquerque Tribune and intended to close the newspaper if a qualified buyer was not found. In February 2008, we announced that we will close the newspaper and that the Albuquerque Tribune will publish its final edition on February 23, 2008. We also reached an agreement with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

Gannett Co. Inc. (“Gannett”) terminated the Cincinnati JOA upon its expiration in December 2007 and we ceased publication of our newspapers that participated in the Cincinnati JOA at the end of the year.

In 2006, we formed a partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We receive a share of the partnerships’ profits equal to our 50% residual interest.

Information regarding the markets in which we publish a daily newspaper pursuant to the terms of a JOA and the daily circulation of these newspapers are as follows:

(in thousands ) (1) Newspaper	2007	2006	2005	2004	2003
Albuquerque (NM) Tribune	10	11	12	13	15
Cincinnati (OH) Post	27	30	34	39	45
Denver (CO) Rocky Mountain News (2)	225	256	263	275	289

Total Daily Circulation	262	297	310	328	348

Sunday circulation information is as follows:

(in thousands ) (1) Newspaper	2007	2006	2005	2004	2003
Denver (CO) Rocky Mountain News (2)	600	694	725	751	786

(1)	Based on Audit Bureau of Circulation Publisher’s Statements for the six-month periods ended September 30.
(2)	The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation represents the Monday through Friday circulation of the Rocky Mountain News.

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The combined operations of the Denver newspapers are jointly managed by the partners. We have no management responsibilities for the combined operations of the Albuquerque JOA .

The operating profits earned from the combined operations of each newspaper in a JOA are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and received about a 20% to 25% share of the Cincinnati JOA profits.

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

Our broadcast television stations provided approximately 13% of our total operating revenues in 2007, down from 15% in 2005.

Information concerning our broadcast television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Expires in/ DTV Service Commenced	FCC License Expires in		Rank of Mkt (1)	Stations in Mkt (2)	Station Rank in Mkt (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)
WXYZ-TV	Detroit, Ch. 7	ABC	2010	2005	(6)	11	9	1	1.7%	14
	Digital Service Status	41	1998
WFTS-TV	Tampa, Ch. 28	ABC	2010	2013		13	13	4	1.6%	7
	Digital Service Status	29	1999
KNXV-TV	Phoenix, Ch. 15	ABC	2010	2006	(6)	12	15	4	1.6%	7
	Digital Service Status	56	2000
WEWS-TV	Cleveland, Ch. 5	ABC	2010	2005	(6)	17	9	1	1.4%	11
	Digital Service Status	15	1999
WMAR-TV	Baltimore, Ch. 2	ABC	2010	2012		24	6	3	1.0%	6
	Digital Service Status	52	1999
KSHB-TV	Kansas City, Ch. 41	NBC	2010	2006	(6)	31	8	4	0.8%	7
	Digital Service Status	42	2003
KMCI-TV	Lawrence, Ch. 38	Ind.	N/A	2014		31	8	5	0.8%	2
	Digital Service Status	36	2003
WCPO-TV	Cincinnati, Ch. 9	ABC	2010	2005	(6)	33	7	2	0.8%	13
	Digital Service Status	10	1998
WPTV-TV	W. Palm Beach, Ch. 5	NBC	2010	2005	(6)	38	9	1	0.7%	13
	Digital Service Status	55	2003
KJRH-TV	Tulsa, Ch. 2	NBC	2010	2006	(6)	60	10	3	0.5%	7
	Digital Service Status	56	2002

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.
(2)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.
(3)	Station Rank in Market is based on Average Audience Share as described in (5).
(4)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.
(5)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.
(6)	Renewal application pending. Under FCC rules, a license automatically is extended pending FCC processing and granting of the renewal application. Historically, we have been successful in renewing our expiring FCC licenses.

Our broadcast television strategy is to optimize the ratings, revenue and profit potential of each of our stations. Local news talent and the effective promotion of network and syndicated programs are the primary drivers of the ratings, revenue and profitability of our stations. In addition, we operate Internet sites covering each of our broadcast television markets. Our Internet sites provide supplemental news, weather, and entertainment content. We believe the opportunities afforded by digital media, such as digital multi-casting, streaming video, video-on-demand and podcasts of local news and information programs are important to our future success. We also believe that there is demand for real-time news, particularly traffic and weather, delivered to mobile devices such as cell phones and personal digital assistants (PDAs). We devote substantial energy and resources to integrating such media into our business.

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

The sale of local, national and political commercial spots accounted for 95% of broadcast television segment operating revenues in 2007. In addition to advertising time, we also offer additional marketing opportunities, including sponsorships, community events, and advertising on our Internet sites.

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

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 20% of total segment costs and expenses in 2007.

Our broadcast television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Employee costs accounted for 53% of segment costs and expenses in 2007.

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

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee’s performance. At the present time, seven of our stations’ applications for license renewal are pending. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules (as modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the FCC recently completed its Congressionally-mandated periodic review of its ownership rules and determined to relax this cross ownership ban in the largest television markets. Close Congressional and court review of this action is anticipated.

The FCC has adopted a series of orders to implement the ongoing transition from an analog system of broadcast television to a digital transmission system. It granted most television stations a second channel on which to begin offering digital service, and each of our broadcast stations now offer digital as well as analog broadcast service. Congress has set February 17, 2009, as the firm deadline for completing the digital transition and the return of broadcasters’ analog spectrum.

A significant number of technical, regulatory and market-related issues remain unresolved regarding the transition to digital television. These issues include some continuing uncertainty about how the FCC will manage the final stages of the transition; whether the FCC will adopt new rules further affecting broadcasters' use of their digital spectrum; when and how Congress or the FCC will further address cable and satellite carriage of digital broadcast programming; concerns over protecting broadcasters’ digital signal coverage, including protecting broadcast signals from harmful interference from new users of former broadcast spectrum; protecting digital broadcast signals from illegal copying and distribution; and uncertainty over the level of consumer demand for new digital services. We cannot predict the effect of these uncertainties on our offering of digital service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The FCC has recently determined that cable operators will be required to carry both a digital and an analog version of broadcasters’ signals for three years after the digital transition if necessary to provide all their subscribers with access to broadcasters’ signals, but the FCC declined to require carriage of the multiple program streams that broadcasters can present with digital technology. This decision is under appeal. The FCC has not yet addressed satellite carriers’ obligations to carry local stations’ digital signals except per congressional direction in Hawaii and Alaska.

The Company has generally elected to negotiate long-term retransmission consent agreements with the major cable operators and satellite carriers for our network-affiliated stations, while independent station KMCI relies on its must-carry rights. The FCC is currently examining whether it is appropriate to continue to allow broadcasters to seek the carriage of affiliated program channels in connection with granting retransmission consent. We cannot predict the outcome of this proceeding or its possible impact on the Company.

During recent years, the FCC has substantially increased its scrutiny of broadcasters’ programming practices. In particular, it has heightened enforcement of the restrictions on indecent programming. Congress’ decision to greatly increase the financial penalty for airing such programming has at the same time increased the threat to broadcasters from such enforcement. In addition, the FCC has recently adopted new regulations requiring broadcasters to maintain more detailed records of their public service programming and to make such information more accessible to the public via their web sites. The FCC is also considering imposing more specific obligations with respect to broadcasters’ programming service to their local communities. We cannot predict the outcome of this proceeding or its possible impact on the Company.

Interactive Media

Interactive media includes our online comparison shopping services, Shopzilla and uSwitch. Shopzilla, acquired on June 27, 2005, operates a comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. uSwitch, acquired on March 16, 2006, operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband Internet and personal finance products primarily in the United Kingdom. Interactive media produced 10% of our total operating revenues in 2007.

Shopzilla operates its comparison shopping service on proprietary Web sites, including Shopzilla.com and BizRate.com, in the United States, United Kingdom, France and Germany. Shopzilla also operates the BizRate consumer feedback network that collects millions of consumer reviews of stores each year. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Consumers use the information on our site to search for products and then narrow their choices by the specific criteria that match their needs. These criteria include price, brand, product reviews, and other product attributes. Our comparison shopping service enables consumers to find and compare products online conveniently and effectively, reducing the need to visit the Internet sites of multiple online merchants. We provide consumers with a deep link to the Internet site of participating merchants, enabling consumers to quickly purchase products in which they have an interest. Our service enables merchants to generate sales cost-effectively by connecting them with consumers who are actively shopping for their products and services.

Online shopping in the United States continues to increase as consumers become more aware and accepting of its convenience and ease. At the same time, search engines and other online tools that assist consumers are being utilized on an increased basis.

Our service is free to the consumer. Shopzilla earns revenue primarily from referrals provided to participating online merchants and through participation in general search engine sponsored link programs. Lead referrals occur when consumers using our site click through to participating online retailers. Through sponsored link programs, we display listings from search engine advertisers as part of our service and we receive a share of the revenues earned by the search engine when consumers visit the advertisers’ Web sites. Our operating results are dependent upon our ability to continually attract customers to our Internet site in a cost effective manner and provide relevant product and merchant information to consumers.

The volume of referrals and the average revenue per referral are influenced by factors such as seasonality and merchant mix. The holiday season generally drives an increase in online shopping, and, therefore, our revenues in the fourth quarter are typically higher than in other quarters.

Marketing costs intended to attract traffic to our comparison shopping sites and costs to operate and develop our Internet sites are our primary expenses.

Consumers enter our site directly and come to our site through links from general search engines and other Internet sites. We also purchase performance-based advertising from search engines and other Internet sites to expose our brand to consumers who are researching areas in which we provide services. This advertising generally consists of keyword-based purchases, generally pursuant to contracts which we may terminate on 30 days notice. We continually monitor our keyword campaigns and adjust them to achieve better results. We also enter into distribution agreements with companies that wish to feature our comparison shopping content on their Web sites. We either pay these companies a cost-per-click fee, or share the revenues we charge our merchants when consumers link from these distribution partner Web sites to a merchant Web site.

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

uSwitch has agreements with suppliers across all our services, and we earn revenue by providing suppliers with complete switches or referrals. We earn a commission for each switch or referral based on the terms of the contract with the suppliers. Our commercial relationships are in place to help make the switching process as convenient as possible for our customers, and in some cases we can offer exclusive deals that are not available directly from the supplier. They also enable us to keep this a free service.

uSwitch’s revenues continue to be highly concentrated in energy related switches. Approximately 63% of uSwitch’s revenues was generated from energy related switches in 2007. Accordingly, uSwitch’s operating results are positively impacted during times of rising energy prices in the United Kingdom which generally correlates to increased switching activity. Conversely, uSwitch’s operating results are adversely impacted when energy prices in the United Kingdom are falling.

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

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips and retain the rights to license the characters. “Peanuts” provides approximately 94% of our licensing revenues. Licensing of comic characters in Japan provides approximately 42% of our international licensing revenues, which are approximately $50 million annually.

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

Employees

As of December 31, 2007, we had approximately 8,500 full-time equivalent employees, of whom approximately 4,800 were with newspapers, 1,300 with Scripps Networks, 1,600 with broadcast television, 500 with Interactive media and 100 with licensing and other media. Various labor unions represent approximately 1,100 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

Item 1a.	Risk Factors

For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations, identified elsewhere in this report, the most significant factors affecting our operations include the following:

The planned separation of the E.W. Scripps Company is contingent upon the satisfaction of a number of conditions, may require significant time and attention of management, and may not achieve the intended results.

On October 16, 2007, Scripps announced that its Board of Directors unanimously authorized management to pursue a plan to separate into two publicly traded companies. The separation is contingent upon approval of the final plan by the Board of Directors and holders of Scripps’ Common Voting Shares, a favorable ruling from the Internal Revenue Service on the tax-free nature of the transaction, the filing and effectiveness of a Form 10 registration statement with the Securities and Exchange Commission and other customary conditions. For these and other reasons, we cannot assure that the separation will be completed. Additionally, execution of the proposed separation will more than likely require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Further, if the separation is completed, it may not achieve the intended goal of creating value for our shareholders over the long term.

Changes in economic conditions in the United States, the regional economies in which we operate or in specific economic sectors could adversely affect the profitability of our businesses.

Approximately 80% of our revenues in 2007 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues. A decline in economic conditions could also impact consumer discretionary spending. Such a reduction in consumer spending may impact the volume of online shopping, which could adversely affect our comparison shopping business.

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

Our interactive media businesses compete for marketing service revenues with other comparison shopping services, general search engines, and other providers of information on shopping and essential home services. Our ability to maintain our relationship with participating retailers and service providers is largely dependent on our ability to provide them a cost effective means of attracting customers.

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

In recent years the newspaper industry has experienced decreases in circulation volume and revenues. The declines are due, in part, to competition from other forms of media, particularly the Internet. Regular newspaper buying has declined, particularly among young people who increasingly rely on the Internet and other non-traditional media for news. The increased use of such non-traditional media, which is often available at no cost, challenges the traditional media model, in which quality journalism and content is primarily supported by advertising revenues.

A prolonged decline in circulation copies could have an effect on the rate and volume of advertising, which are dependent on the size and demographics of the audience we provide to our advertisers.

Television viewing audiences have fragmented, and further fragmentation could adversely affect our advertising revenues.

The broad distribution of cable and satellite television has greatly increased the options available to the viewing public. In addition, technological advancements in the video, telecommunications and data services industry are occurring rapidly. Advances in technologies such as personal video recorders, video-on-demand and streaming video on broadband Internet connections enable viewers to time-shift programming or to skip commercial messages. These changes have subjected Scripps Networks and our broadcast television stations to increased competition and to new types of competition for both viewers and advertising revenues.

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

We attract traffic to our interactive media Web sites through search results displayed by Google, Yahoo! and other popular general search engines. Search engines typically provide two types of search results, algorithmic listings and sponsored listings. We rely on both algorithmic and sponsored listings to attract consumers to our comparison shopping Internet sites.

Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. Modification of such algorithms may result in fewer consumers clicking through to our Internet sites.

We also rely on purchased listings to attract consumers to our Web sites. Many general search engines also operate Internet shopping services. Modification or termination of our contractual relationships with general search engines to purchase keyword advertising could result in fewer consumers clicking through to our Internet site. We may incur additional expenses to replace this traffic.

Approximately 40% of our referral fee revenues in 2007 were with a general search engine and a change in this relationship could harm our business.

We are currently operating under an agreement with a general search engine to participate in its sponsored links program. Under the agreement, which expires in October 2008, we display listings from the search engine’s advertisers as a part of our service and we receive a share of the revenues earned by the search engine when consumers visit the advertisers’ Web sites. Our revenues could be affected if this agreement is not renewed upon expiration or if the agreement is not renewed on similar terms.

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

The loss of a significant number of affiliation arrangements on basic programming tiers could reduce the distribution of our national television networks, thereby adversely affecting affiliate fee revenue, and potentially impacting our ability to sell advertising or the rates we charge for such advertising.

Our networks that are carried on digital tiers are dependent upon the continued upgrade of cable systems to digital capability and the public’s continuing acceptance of, and willingness to pay for upgrades to digital cable as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. In 1996, the two largest cable television system operators provided service to approximately 22% of households receiving cable or satellite television service. They provide service to approximately 43% of these households today, with the two largest satellite television operators providing service to an additional 31% of such households.

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

The non-renewal or termination of any of our network affiliation agreements, all of which expire in 2010, would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.

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

We may grow through acquisitions in certain markets, and we may also consider the acquisition of businesses that fall outside our traditional lines of business. For example, in recent years we have acquired GAC, but have also acquired Shopzilla and uSwitch which are outside our traditional lines of business. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. If we are unable to mitigate these risks, the integration and operations of an acquired business could be adversely impacted.

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

Employee compensation and benefits account for approximately 40% of our total operating expenses. In recent years, we have experienced significant increases in these costs as a result of macro economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

Our business depends on our intellectual property, including internally developed technology, data resources, brand identification and journalistic reputation. We attempt to protect these intellectual property rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We file applications for patents, trademarks, and other intellectual property registrations, but we may not be granted such intellectual property protections. In addition, even if such registrations are issued, they may not fully protect all important aspects of our business and there is no guarantee that our business does not or will not infringe upon intellectual property rights of others. Furthermore, intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions. In the future, we may need to litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. This litigation could potentially be expensive and possibly divert the attention of our management.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our service, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We Could Suffer Losses Due to Asset Impairment Charges

We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year, and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit or an intangible asset is revised downward due to declines in business performance, impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

Our Common Voting shares are principally held by The Edward W. Scripps Trust, and this control could create conflicts of interest or inhibit potential changes of control.

We have two classes of stock: Common Voting shares and Class A Common shares. Holders of Class A Common shares are entitled to elect one-third of the Board of Directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting shares are entitled to elect the remainder of the Board and to vote on all other matters. Our Common Voting shares are principally held by The Edward W. Scripps Trust, which holds 88% of the Common Voting shares. As a result, the trust has the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common shares could be adversely affected.

Item 1b.	Unresolved Staff Comments

None

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kenneth W. Lowe	57	President, Chief Executive Officer and Director (since October 2000)

Richard A. Boehne	51	Chief Operating Officer (since March 2006), Executive Vice President (since 1999)

Anatolio B. Cruz III	49	Executive Vice President and General Counsel (since July 2007); Senior Vice President and General Counsel (2004 to 2007); Vice President, Deputy General Counsel and Assistant Secretary, BET Holdings, Inc. (1999 to 2004)

Joseph G. NeCastro	51	Executive Vice President and Chief Financial Officer (since March 2006); Senior Vice President and Chief Financial Officer (2002 to 2006)

Mark G. Contreras	46	Senior Vice President /Newspapers (since March 2006); Vice President/Newspaper Operations (2005 to 2006); Senior Vice President, Pulitzer, Inc. (1999 to 2004)

Mark S. Hale	49	Senior Vice President/Technology Operations (since August 2006); Vice President/Technology Operations (2005 to 2006); Executive Vice President of Scripps Networks, LLC (1998 to 2005)

John F. Lansing	50	Senior Vice President/Scripps Networks (since February 2006), President, Scripps Networks, LLC (since January 2005); Executive Vice President, Scripps Networks, LLC (January 2004 to January 2005); Senior Vice President/Television (2002 to 2005)

William B. Peterson	64	Senior Vice President/Television Station Group (since May 2004); Vice President/Station Operations (January 2004 to May 2004); Vice President/General Manager, WPTV-TV (2001 to 2004)

Jennifer L. Weber	41	Senior Vice President/Human Resources (since September 2005); Principal, Towers Perrin (2001 to 2005)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2007, there were approximately 50,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

Quarter	1st	2nd	3rd	4th	Total
2007
Market price of common stock:
High	$53.39	$47.22	$47.60	$46.35
Low	42.56	41.50	37.89	41.17
Cash dividends per share of common stock	$0.12	$0.14	$0.14	$0.14	$0.54

2006
Market price of common stock:
High	$50.63	$47.43	$48.02	$51.09
Low	44.36	42.91	40.86	47.34
Cash dividends per share of common stock	$0.11	$0.12	$0.12	$0.12	$0.47

Under a share repurchase program authorized by the Board of Directors on October 24, 2004, we are authorized to repurchase up to 5.0 million Class A Common shares. We did not repurchase any Class A Common shares during the fourth quarter of 2007. During the first three quarters of 2007, a total of 1.3 million shares were repurchased at prices ranging from $38 to $53 per share. As of December 31, 2007, we are authorized to repurchase 1.6 million additional shares. Due to the pending proposed separation of the Company, the repurchase of shares was suspended in the first quarter of 2008. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Performance Graph – Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2002, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies.

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. As a result of our recent acquisitions of the online comparison shopping businesses, Shopzilla and uSwitch, and the continued growth of our national television networks, we revised our peer group index in 2006. The companies that comprise the new peer group are Belo Corporation, Discovery Holding Company, Gannett Co. Inc., IAC/Interactive Corporation, Media General, Inc., News Corporation, Viacom, Inc., and the Washington Post Company.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned “Compensation Discussion and Analysis” and “Compensation Tables” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the material captioned “Report on the Security Ownership of Certain Beneficial Owners”, “Report on the Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 29, 2008, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	The Company’s consolidated supplemental schedules are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 29, 2008	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 29, 2008.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph G. NeCastro Joseph G. NeCastro	Executive Vice President and Chief Financial Officer

/s/ William R. Burleigh William R. Burleigh	Chairman of the Board of Directors

/s/ John H. Burlingame John H. Burlingame	Director

/s/ David A. Galloway David A. Galloway	Director

/s/ David M. Moffett David M. Moffett	Director

/s/ Jarl Mohn Jarl Mohn	Director

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director

/s/ Jeffrey Sagansky Jeffrey Sagansky	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Paul K. Scripps Paul K. Scripps	Director

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director

/s/ Julie A. Wrigley Julie A. Wrigley	Director

The E. W. Scripps Company

Selected Financial Data

Eleven-Year Financial Highlights

(in millions, except per share data)

	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)
Summary of Operations (12)
Operating revenues:
Scripps Networks	$1,185	$1,052	$903	$724	$535	$415	$337	$296	$213	$133	$57
Newspapers	659	716	701	676	664	655	649	653	622	593	473
Broadcast television	326	364	318	342	304	305	278	343	312	331	331
Interactive Media	256	271	99
Licensing and other media	92	95	106	104	105	90	89	97	93	89	80
Corporate	2	1
Intersegment eliminations	(3)	(3)

Total segment operating revenues	2,517	2,496	2,127	1,846	1,609	1,466	1,352	1,389	1,240	1,145	942
Divested operating units (1)								11	23	25	44
RMN pre-JOA operating revenues (2)							12	221	210	200	197
Boulder prior to formation of Colorado newspaper partnership (3)		2	28	28	27	27	28	34	32	30	10

Total operating revenues	$2,517	$2,498	$2,155	$1,874	$1,636	$1,493	$1,392	$1,654	$1,505	$1,401	$1,193

Segment profit (loss):
Scripps Networks	$603	$517	$414	$304	$204	$125	$76	$69	$34	$6	($9)

Newspapers managed solely by us	136	189	204	201	222	227	218	228	233	220	184
JOAs and newspaper partnerships (10)	11	7	15	36	37	34	12	28	30	29	26
Boulder prior to formation of Colorado newspaper partnership (3)			4	4	5	5	4	10	8	7	2

Total newspapers	146	196	223	241	264	267	234	266	271	255	213
Broadcast television	84	121	88	108	85	98	80	129	96	118	128
Interactive Media	40	68	28
Licensing and other media	11	13	19	17	19	17	15	16	13	12	10
Corporate	(67)	(60)	(42)	(38)	(32)	(28)	(19)	(20)	(18)	(16)	(16)
Intersegment eliminations
Divested operating units (1)									1	1	(1)
Depreciation of PP&E	(83)	(71)	(63)	(56)	(56)	(56)	(54)	(68)	(65)	(64)	(53)
Amortization of other intangible assets	(49)	(44)	(20)	(2)	(3)	(4)	(5)	(4)	(4)	(5)	(2)
Gain on formation of Colorado newspaper partnership		4
Gains (losses) on disposals of PP&E	(1)	(1)	(1)	(3)	(2)	(1)	(2)	(1)			(1)
Amortization of goodwill and other intangible assets with indefinite lives (4)							(38)	(36)	(35)	(35)	(22)
Write-down of goodwill and intangible assets (5)	(411)
Gain on sale of production facility (6)				11
Restructuring charges, including share of JOA restructurings (7)					(2)	4	(16)	(10)	(2)
Interest expense	(38)	(56)	(39)	(31)	(32)	(28)	(39)	(52)	(45)	(47)	(19)
Other investment results, net of expenses (8)				15	(3)	(86)	5	(25)	1		(3)
Gains on divested operations (1)								6			48
Miscellaneous, net (9)	19	5	6	4	5	1	1	1	4		4
Income taxes (11)	(177)	(219)	(217)	(205)	(146)	(114)	(99)	(106)	(103)	(91)	(116)
Minority interests	(83)	(74)	(58)	(43)	(16)	(7)	(4)	(4)	(4)	(5)	(5)

Income (loss) from continuing operations	$(6)	$397	$339	$323	$286	$188	$136	$162	$143	$129	$155

Per Share Data
Income (loss) from continuing operations	$(.03)	$2.41	$2.05	$1.96	$1.75	$1.16	$.85	$1.02	$.91	$.79	$.95

Cash dividends	.54	.47	.43	.39	.30	.30	.30	.28	.28	.27	.26

Market Value of Common Shares at December 31
Per share	$45.01	$49.94	$48.02	$48.28	$47.07	$38.48	$33.00	$31.44	$22.41	$24.88	$24.22
Total	7,336	8,167	7,859	7,879	7,622	6,159	5,227	4,951	3,502	3,908	3,906

Certain amounts may not foot since each is rounded independently.

As a result of the two-for-one stock split authorized and distributed in the third quarter 2004, all share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Notes to Selected Financial Data

Eleven-Year Financial Highlights

(in millions)

	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)
Cash Flow Statement Data (12)
Net cash provided by continuing operations	$612	$584	$428	$396	$347	$215	$204	$254	$191	$236	$190
Investing activity of continuing operations:
Capital expenditures	(128)	(103)	(62)	(70)	(86)	(87)	(68)	(75)	(80)	(67)	(57)
Business acquisitions and investments	(33)	(398)	(547)	(140)	(5)	(17)	(102)	(139)	(70)	(29)	(745)
Proceeds from formation of Colorado newspaper partnership, net		20
Other (investing)/ divesting activity, net	(24)	19	13	12	7	15	16	62	33	10	31
Financing activity of continuing operations:
Increase (decrease) in long-term debt, net	(261)	(61)	294	24	(216)	1	9	(54)	(1)	(4)	651
Dividends paid	(152)	(117)	(111)	(65)	(50)	(51)	(51)	(47)	(47)	(47)	(46)
Common stock retired	(58)	(65)	(37)				(22)	(5)	(35)	(108)	(26)
Other financing activity	1	39	20	42	31	29	16	6	1	6	4

Balance Sheet Data (12)
Total assets	4,005	4,283	3,802	3,090	2,923	2,727	2,641	2,587	2,535	2,375	2,304
Long-term debt (including current portion)	505	766	826	533	509	725	724	715	769	771	773
Shareholders’ equity	2,450	2,581	2,287	2,096	1,823	1,515	1,352	1,278	1,164	1,070	1,050

Note: Certain amounts may not foot since each is rounded independently.

As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

The income statement and cash flow data for the eleven years ended December 31, 2007, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per share amounts are presented on a diluted basis. The eleven-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with Financial Accounting Standard No. (“FAS”) 131. See page F-11.

(1)	In the periods presented we acquired and divested the following:

Acquisitions

2007- Recipezaar.com, a user-generated recipe and community site. Pickle.com, a Web site that enables users to easily organize and share photos and videos from any camera or mobile phone device. Newspaper publications in Tennessee.

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

(2)	The Denver JOA commenced operations on January 22, 2001. Our 50% share of the operating profit (loss) of the Denver JOA is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements. The related editorial costs and expenses associated with the Rocky Mountain News (“RMN”) are included in “JOA editorial costs and expenses.” Our financial statements do not include the advertising and other operating revenues of the Denver JOA, the costs to produce, distribute and market the newspapers or related depreciation. To enhance comparability of year-over-year operating results, we have removed the operating revenues of the RMN prior to the formation of the Denver JOA from our newspaper operating revenues and separately reported those revenues.

(3)	In February 2006, we formed a partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily, and Bloomfield newspapers for a 50% interest in the partnership. Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the operating revenues and segment results of the contributed publications prior to the formation of the partnership are reported separately.

Notes to Selected Financial Data (continued)

(4)	We adopted FAS 142—Goodwill and Other Intangible Assets effective January 1, 2002. Recorded goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Other intangible assets are reviewed for impairment in accordance with FAS 144.

(5)	2007- A non-cash charge of $411 million, including $312 million of nondeductible goodwill, was recorded to reduce the carrying value of our uSwitch business’ goodwill and intangible assets to their fair values. The charge decreased income from continuing operations by $382 million, $2.32 per share.

(6)	2004- An $11.1 million gain on the sale of our Cincinnati television station’s production facility to the City of Cincinnati increased income from continuing operations by $7.0 million, $.04 per share.

(7)	Restructuring charges include our proportionate share of JOA restructuring activities. Our proportionate share of JOA restructuring activities is included in “Equity in earnings of JOAs and other joint ventures” in our financial statements. Restructuring charges consisted of the following:

2003- A $1.8 million charge for estimated severance costs to Cincinnati Post union- represented editorial employees was recorded as a result of Gannett notifying us that the Cincinnati JOA will not be renewed when it expires on December 31, 2007. The charge reduced income from continuing operations $1.2 million, $.01 per share.

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

(8)	Other investment results include i) gains and losses from the sale or write-down of investments and ii) accrued incentive compensation and other expenses associated with the management of the Scripps Ventures investment portfolios. Investment results include the following:

2004- Net realized gains of $14.7 million. Net investment results increased in come from continuing operations by $9.5 million, $.06 per share.

2003- Net realized losses of $3.2 million. Net investment results decreased income from continuing operations by $2.1 million, $.01 per share.

2002- Net realized losses of $79.7 million. Charges associated with winding down the Scripps Ventures investment funds were $3.6 million. Net investment results decreased income from continuing operations by $55.6 million, $.34 per share.

2001- Net realized losses of $2.9 million. Accrued incentive compensation was decreased $11.5 million, to zero, in connection with the decline in value of the Scripps Ventures I investment portfolio. Net investment results in creased income from continuing operations by $3.8 million, $.02 per share.

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

1997- Net realized losses of $2.7 million. Net investment results reduced income from continuing operations by $1.7 million, $.01 per share.

(9)	2007- Miscellaneous, net includes realized gains of $9.2 million from the sale of certain investments. Income from continuing operations was increased by $5.9 million, $.04 per share.

(10)	The consolidation of the Denver JOA’s production facilities resulted in certain assets of the existing facilities being retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased depreciation expense and decreased our equity in earnings from JOAs by $4.0 million in 2007, $12.2 million in 2006 and $20.4 million in 2005. Income from continuing operations was decreased by $2.4 million, $.02 per share in 2007, $7.6 million, $.05 per share in 2006 and $12.6 million, $.08 per share in 2005.

(11)	The provision for income taxes includes the following items which affect the comparability of the year-over-year effective income tax rate:

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

(12)	The eleven-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

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

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements related to our businesses, including the proposed separation plan, that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

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

On October 16, 2007, Scripps announced that its Board of Directors unanimously authorized management to pursue a plan to separate into two publicly traded companies. The proposed separation will create a new company, Scripps Networks Interactive, which will include Scripps’ national lifestyle media brands (HGTV, Food Network, DIY, Fine Living and GAC and their category-leading Internet businesses) and online comparison shopping services (Shopzilla and uSwitch and their associated Web sites). The E. W. Scripps Company will continue to include the portfolio of daily and community newspapers, broadcast television stations, character licensing and feature syndication businesses, and the Scripps Media Center in Washington, D. C. The separation will allow the management teams to focus on the respective opportunities for each company and pursue specific growth and development strategies that are based on the distinct characteristics of the two companies’ local and national media businesses. The transaction is expected to take the form of a tax-free dividend of Scripps Networks Interactive stock to all Scripps shareholders on a one-for-one basis. The separation, which we expect to be completed in the second quarter of 2008, is contingent upon approval of the final plan by the Board of Directors and holders of Scripps’ Common Voting Shares, a favorable ruling from the Internal Revenue Service on the tax-free nature of the transaction, and the filing and effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

The Company’s top priorities are to complete the above-mentioned transaction while continuing to focus on its business strategies. The key strategies consist of expanding Scripps Networks brands, developing our comparison shopping services by improving the customer experience, continuing to build our online presence in our newspaper and television markets while operating our local media businesses as efficiently as possible.

Scripps Networks continues to demonstrate industry-leading growth. Revenues were up 13 percent year-over-year, led by the continuing success of our flagship networks, HGTV and Food Network, but also helped by double-digit revenue growth at our three emerging networks. Ratings at HGTV in 2007 were the highest ever as programming like House Hunters and Designed to Sell continue to draw viewers, and the network continues to attract audiences across key demographics. At Food Network, ratings strengthened in the latter part of 2007 as programming targeted at younger viewers, such as Ace of Cakes and Dinner Impossible, attracted a growing audience. Our newer networks are also demonstrating success as they continue to broaden their distribution. DIY Network and Fine Living are pushing the 50-million subscriber mark and GAC surpassed that mark during 2007.

Our branded Web sites are also helping us build a leading presence on the Internet. FoodNetwork.com attracted a record 13 million unique visitors in December 2007, making it the top Web site in the food and cooking category. We continue to take steps to broaden our Internet presence, such as the acquisition of Recipezaar and the launch of frontdoor.com during the fourth quarter of 2007. Scripps Networks continues to focus on driving ratings growth at HGTV and Food Network through popular programming, expanding the distribution of our emerging networks, broadening our Internet-based offerings, and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

In our Interactive Media division, we continue to adapt to a changing competitive landscape that affected results throughout 2007. Falling energy prices in the United Kingdom resulted in less switching activity and lower revenue at uSwitch during 2007 compared with previous years. While we have made efforts to grow other service categories at uSwitch, including personal finance and insurance products, our revenue remains concentrated in the energy market. This concentration, combined with the changes in the energy markets in the United Kingdom, led to lowered future cash flow expectations for uSwitch, which resulted in a non-cash impairment charge of $411 million in the fourth quarter. See Management’s Discussion and Analysis for additional information related to the charge. At Shopzilla, we began to see improvement in the latter half of 2007, with revenue improving in the fourth quarter in comparison with the same period a year ago. We are continuing our efforts to become more efficient at acquiring paid traffic and attracting free traffic to the site. During December 2007, we topped 26 million visitors to the Shopzilla sites for the first time. To enhance the customer experience at Shopzilla and drive traffic to the site, we continue to focus on expanding the amount and relevance of product information on the site. At uSwitch, we have aligned costs with the current business conditions to reduce the financial impact of the lower switching activity experienced in recent periods.

Our newspaper businesses continue to operate in a difficult economic environment. Lower local and classified advertising sales, including particularly weak real estate and employment advertising in the Company’s Florida and California markets, contributed to the decline in total newspaper revenue. We continue to focus on operational efficiencies, and made some progress in controlling costs during the year as newspaper expenses declined 1.1% compared with the prior year. Expenses at our newspapers were favorably impacted by 10% reductions in both the average price of newsprint and newsprint consumption during 2007 compared with 2006. These reductions in newsprint expenses were partially offset by a charge recorded in the second quarter of 2007 related to voluntary separation plan offers that were accepted by 137 newspaper division employees. We also continue to focus on the Web sites associated with our newspapers, and have seen positive results in online revenue from newspapers.

At our broadcast television stations, revenue declined compared with the prior year, as anticipated, due to the relative absence of political advertising and difficult comparisons with the prior year, when we had the benefit of ABC’s broadcast of the Super Bowl and NBC’s broadcast of the Winter Olympics. We continue to emphasize local news, focus on obtaining non-traditional television advertisers and build our online presence within the broadcast division.

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

Reported network affiliate fee revenues are based upon our estimate of the number of subscribers receiving our programming, which determines the amount of volume-based discounts each cable and satellite television provider is entitled to receive. The subscriber estimate for each cable and satellite television system is based on the actual number of subscribers reported in the most recent data received, which is generally within the previous three months. While network affiliate fee revenues are adjusted once actual subscriber data is received, adjustments for these estimates have not been significant in the past.

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

Goodwill and Other Indefinite-Lived Intangible Assets – FAS 142–Goodwill and Other Intangible Assets, requires that goodwill for each reporting unit be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are Scripps Networks, newspapers, broadcast television, Shopzilla and uSwitch. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

FAS 142 also requires us to compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

To determine the fair value of our reporting units and indefinite-lived intangible assets, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values of our reporting units were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value.

Upon completing our impairment test in the fourth quarter of 2007, we determined that the carrying value of our uSwitch business exceeded its fair value. Accordingly, our 2007 results include a write-down of goodwill totaling $312 million. The write-down is primarily attributed to lower energy switching activity at uSwitch. Due to our high concentration in the energy market, the decline in switching activity adversely impacts our forecast of uSwitch’s future results.

For our other reporting units with goodwill and intangible assets, no impairments of assets were identified.

Income Taxes – We account for uncertain tax positions in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

In 2007, we changed our estimate of the realizable value of certain uSwitch deferred tax assets. Our tax provision was increased $9.5 million. Modifications to our state tax filing positions in certain jurisdictions and changes in our estimates of unrealizable state operating loss carryforwards reduced the tax provision $13.0 million in 2006.

Pension Plans – We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees. Pension expense for those plans was $18.0 million in 2007, $22.0 million in 2006, and $18.5 million in 2005.

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

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. At December 31, 2007, the discount rate was 6.25% as compared with 6.0% at December 31, 2006. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2007, to either 5.75% or 6.75%, would increase or decrease our pension obligations as of December 31, 2007, by approximately $40 million and increase or decrease 2007 pension expense up to $6.5 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2007, the expected long-term rate of return on plan assets was 8.25%. For the ten year period ended December 31, 2007, our actual compounded rate of return was 8.0%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 7.75% or 8.75%, would increase or decrease our 2007 pension expense by approximately $2.2 million.

We had cumulative unrecognized actuarial losses for our pension plans of $84.3 million at December 31, 2007. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2007, we had an actuarial loss of $10.2 million, primarily due to the change in the discount rate. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2008 pension expense will include $3.8 million in amortization of unrecognized actuarial losses.

New Accounting Pronouncements

As more fully described in Note 2 to the Consolidated Financial Statements, we adopted FAS 158 effective December 31, 2006 and FIN 48 effective January 1, 2007. FAS 158 required companies to recognize the over- or under-funded status of pension and postretirement plans in their balance sheet. Unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity. FIN 48 addresses the accounting and disclosure of uncertain tax positions.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of our 2008 fiscal year. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective as of the beginning of our 2008 fiscal year. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In December 2007, the FASB issued FAS 141(R), “Business Combinations” (“FAS 141(R)”), and FAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements at fair value. FAS 141(R) and FAS 160 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of these standards on our financial statements.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-11 through F-17.

Consolidated Results of Operations – Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands, except per share data)	2007	Change	2006	Change	2005
Operating revenues	$2,517,140	0.8%	$2,498,077	15.9%	$2,154,634
Costs and expenses	(1,763,828)	3.7%	(1,701,059)	14.3%	(1,487,730)
Depreciation and amortization of intangibles	(131,550)	14.3%	(115,099)	39.7%	(82,378)
Write-down of uSwitch goodwill and intangible assets	(411,006)
Gain on formation of Colorado newspaper partnership			3,535
Losses on disposal of PP&E	(632)	(43.8)%	(1,124)	86.7%	(602)
Hurricane recoveries (losses), net			1,900	93.3%	983

Operating income	210,124	(69.4)%	686,230	17.3%	584,907
Interest expense	(37,982)	(32.1)%	(55,965)	44.3%	(38,791)
Equity in earnings of JOAs and other joint ventures	63,221	14.5%	55,196	(10.9)%	61,926
Miscellaneous, net	19,284		4,743	(17.6)%	5,756

Income from continuing operations before income taxes and minority interests	254,647	(63.1)%	690,204	12.4%	613,798
Provision for income taxes	(177,265)	(19.2)%	(219,261)	1.1%	(216,815)

Income from continuing operations before minority interests	77,382	(83.6)%	470,943	18.6%	396,983
Minority interests	(82,981)	12.5%	(73,766)	26.2%	(58,467)

Income (loss) from continuing operations	(5,599)		397,177	17.3%	338,516

Income (loss) from discontinued operations, net of tax	3,978		(43,957)	(50.8)%	(89,363)

Net income (loss)	$(1,621)		$353,220	41.8%	$249,153

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(.03)		$2.41		$2.05
Income (loss) from discontinued operations	.02		(.27)		(.54)

Net income (loss) per diluted share of common stock	$(.01)		$2.14		$1.51

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

Operating results for our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Operating revenues:
Shop At Home	$1,323	$168,183	$359,256
Birmingham-Post Herald			31

Total operating revenues	$1,323	$168,183	$359,287

Equity in earnings of JOA, including termination fee			$45,423

Income (loss) from discontinued operations:
Shop At Home:
Income (loss) from operations	$1,146	$(57,376)	$(141,427)
Loss on divestitures, net	(255)	(10,431)

Total Shop At Home	891	(67,807)	(141,427)
Birmingham-Post Herald		(2)	42,726

Income (loss) from discontinued operations, before tax	891	(67,809)	(98,701)
Income taxes (benefit)	(3,087)	(23,852)	(9,338)

Income (loss) from discontinued operations	$3,978	$(43,957)	$(89,363)

We sold the Shop At Home television network to Jewelry Television in the second quarter of 2006. In the third quarter of 2005, we terminated the Birmingham joint operating agreement and ceased operation of our Birmingham Post-Herald newspaper. These transactions impact the year-over-year comparability of our discontinued operations results.

Operating results of our discontinued operations in 2005 include a non-cash charge of $103 million to write-down Shop At

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

Continuing Operations

2007 compared with 2006

Operating revenues were up slightly in 2007 compared with 2006. Increases in revenues at Scripps Networks were partially offset by lower revenues at our newspapers, broadcast television stations and interactive media divisions. Increases in advertising revenues, both on television and the Internet, and higher affiliate fee revenue contributed to the increase in revenues at Scripps Networks. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate advertising in the Florida and California markets. Declines in revenue at our broadcast television stations were attributed to the relative absence of political advertising. Additionally, our broadcast television stations generated significant revenues in 2006 from the broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics. Declines in revenues at interactive media were primarily attributed to reduced online energy switching activity at uSwitch and lower referral fee revenue at Shopzilla.

Costs and expenses in 2007 were primarily impacted by the expanded hours of original programming at our national networks, severance costs related to voluntary separation offers that were accepted by 137 employees at our newspapers, costs related to the leadership transition at Shopzilla, and costs incurred related to the proposed separation of the Company.

Depreciation incurred on capitalized software development costs at our interactive media businesses contributed to the increase in depreciation and amortization. Additionally, we wrote down intangible assets $5.2 million as a result of changes to the terms of a distribution agreement at our Shopzilla business in 2007.

In conjunction with impairment tests of goodwill and intangible assets, we determined that the carrying value of our uSwitch business exceeded its fair value. Accordingly, our 2007 results include a write-down of goodwill and intangible assets totaling $411 million.

In 2006, we completed the formation of a newspaper partnership with MediaNews Group, Inc. In conjunction with the transaction, we recognized a pre-tax gain of $3.5 million.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased in 2007 due to lower average debt levels. The average balance of outstanding borrowings was $649 million at an average rate of 5.0% in 2007 and $946 million at an average rate of 5.1% in 2006.

Additional depreciation incurred by the Denver News Agency reduced equity in earnings of JOAs by $4.0 million in 2007 and $12.2 million in 2006. (See Note 5 to the Consolidated Financial Statements).

The “Miscellaneous, net” caption in our Consolidated Statements of Income includes realized gains from the sale of certain investments totaling $9.2 million in 2007.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is a follows:

(in thousands)	2007	2006
Income from continuing operations before income taxes and minority interests as reported	$254,647	$690,204
Income of pass-through entities allocated to non-controlling interests	82,683	72,904

Income allocated to Scripps	$171,964	$617,300

Provision for income taxes	$177,265	$219,261

Effective income tax rate as reported	69.6%	31.8%
Effective income tax rate on income allocated to Scripps	103.1%	35.5%

The comparability of our year-over-year effective tax rate is affected by the write-off of uSwitch non-deductible goodwill totaling $312 million. The impact of this write-off increased our effective tax rate by 38.2% in 2007.

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

Costs and expenses were primarily impacted by the expanded hours of original programming and costs to promote our national networks and the acquisitions of Shopzilla and uSwitch. In addition, we adopted the requirements of FAS 123(R), Share-Based Payment, effective January 1, 2006 and began recording compensation expense on stock options granted to employees. Stock option expense, including the costs of immediately expensed options granted to retirement eligible employees, increased our costs and expenses $20.9 million in 2006.

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

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings increased in 2006 due to higher average debt levels attributed to the Shopzilla and uSwitch acquisitions. In connection with the June 2005 acquisition of Shopzilla, we issued $150 million in 5-year notes at a rate of 4.3%. We financed the remainder of the Shopzilla and uSwitch transactions with commercial paper. The average outstanding commercial paper balance in 2006 was $349 million at an average rate of 5.0% compared with $148 million at an average rate of 3.3% in 2005.

Equity in earnings from JOAs was reduced by $12.2 million in 2006 and $20.4 million in 2005 as a result of the additional depreciation expense incurred by the Denver News Agency. Equity in earnings of JOAs was also impacted by lower advertising sales in our JOA markets.

The effective tax rate was 31.8% in 2006 and 35.3% in 2005. The effective tax rate is affected by the growing profitability of Food Network and the portion of Food Network income that is attributed to the non-controlling interest. Income before income tax attributed to the non-controlling interest in Food Network was $72.9 million in 2006 and $54.4 million in 2005.

During 2006, we changed our estimates for unrealizable state operating loss carryforwards and modified our filing positions in certain tax jurisdictions in which we operate. Total changes in estimates on valuation allowances related to operating loss carryforwards reduced our tax provision $4.4 million.

The modifications to our filing positions reduced our state tax rates on our 2006 taxable income. In addition, we filed refund claims for prior tax years. The impact of these modifications reduced our tax provision $8.6 million.

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

In 2006, we formed a newspaper partnership with MediaNews that operates certain of both companies’ newspapers in Colorado. (See Note 7 to the Consolidated Financial Statements). Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year results, the results of the contributed publications prior to the formation of the partnership are reported separately in our segment results.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2007	Change	2006	Change	2005
Segment operating revenues:
Scripps Networks	$1,184,901	12.6%	$1,052,403	16.5%	$903,014

Newspapers:
Newspapers managed solely by us	658,327	(8.1)%	716,086	2.3%	699,981
JOAs and newspaper partnerships	230	10.6%	208	(61.3)%	538

Total	658,557	(8.1)%	716,294	2.3%	700,519
Boulder prior to formation of Colorado newspaper partnership			2,189	(92.3)%	28,392

Total newspapers	658,557	(8.3)%	718,483	(1.4)%	728,911
Broadcast television	325,841	(10.4)%	363,506	14.4%	317,659
Interactive media	256,364	(5.4)%	271,066		99,447
Licensing and other media	91,838	(3.0)%	94,639	(10.5)%	105,692
Corporate	2,306	77.8%	1,297		332
Intersegment eliminations	(2,667)	(19.6)%	(3,317)		(421)

Total operating revenues	$2,517,140	0.8%	$2,498,077	15.9%	$2,154,634

Segment profit (loss):
Scripps Networks	$603,493	16.6%	$517,425	25.0%	$414,095

Newspapers:
Newspapers managed solely by us	135,870	(28.2)%	189,223	(7.4)%	204,448
JOAs and newspaper partnerships	10,516	61.5%	6,510	(55.2)%	14,519

Total	146,386	(25.2)%	195,733	(10.6)%	218,967
Boulder prior to formation of Colorado newspaper partnership			(125)		3,736

Total newspapers	146,386	(25.2)%	195,608	(12.2)%	222,703
Broadcast television	83,860	(30.5)%	120,706	37.2%	87,954
Interactive media	39,692	(41.4)%	67,684		27,980
Licensing and other media	10,659	(16.0)%	12,682	(33.2)%	18,998
Corporate	(67,382)	12.9%	(59,698)	42.4%	(41,917)
Intersegment eliminations	(175)	(40.3)%	(293)
Depreciation and amortization of intangibles	(131,550)	14.3%	(115,099)	39.7%	(82,378)
Write-down of uSwitch goodwill and intangible assets	(411,006)
Gain on formation of Colorado newspaper partnership			3,535
Losses on disposal of PP&E	(632)	(43.8)%	(1,124)	86.7%	(602)
Interest expense	(37,982)	(32.1)%	(55,965)	44.3%	(38,791)
Miscellaneous, net	19,284		4,743	(17.6)%	5,756

Income from continuing operations before income taxes and minority interests	$254,647	(63.1)%	$690,204	12.4%	$613,798

Discussions of the operating performance of each of our reportable business segments begin on page F-13.

Costs incurred related to the proposed separation of the Company increased corporate expenses $3.9 million in 2007. The impact of expensing stock options effective with the January 1, 2006 adoption of FAS 123(R) increased corporate expenses $8.5 million in 2007 and 2006 as compared with 2005. Corporate expenses are expected to be approximately $20 million in the first quarter of 2008, excluding costs related to the proposed separation of the company.

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Consolidated Statements of Income is as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Scripps Networks:
Equity in earnings of joint ventures	$17,603	$13,378	$11,120
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	45,618	41,818	50,806

Total equity in earnings of JOAs and other joint ventures	$63,221	$55,196	$61,926

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Depreciation and amortization:
Scripps Networks	$23,191	$19,993	$17,370
Newspapers:
Newspapers managed solely by us	24,235	22,697	20,339
JOAs and newspaper partnerships	1,332	1,299	1,495

Total	25,567	23,996	21,834
Boulder prior to formation of Colorado newspaper partnership		132	1,382

Total newspapers	25,567	24,128	23,216
Broadcast television	18,068	18,830	19,906
Interactive media	62,499	49,601	18,651
Licensing and other media	475	559	1,035
Corporate	1,750	1,988	2,200

Total	$131,550	$115,099	$82,378

Gains (losses) on disposal of PP&E:
Scripps Networks	$(146)	$(539)	$(34)
Newspapers:
Newspapers managed solely by us	(145)	(327)	(255)
JOAs and newspaper partnerships	(1)	32

Total newspapers	(146)	(295)	(255)
Broadcast television	225	(243)	(293)
Interactive media	(510)
Licensing and other media		(3)	(2)
Corporate	(55)	(44)	(18)

Gains (losses) on disposal of PP&E	$(632)	$(1,124)	$(602)

Write-down of uSwitch goodwill and intangible assets	$411,006

Gain on formation of Colorado newspaper partnership		$3,535

Scripps Networks – Scripps Networks includes five national television networks and their affiliated Websites, HGTV, Food Network, DIY Network (“DIY”), Fine Living, and Great American Country (“GAC”); and our 7.25% interest in FOX-BRV Southern Sports Holdings, LLC which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Scripps Networks were as follows:

	For the years ended December 31,
(in thousands)	2007	Change	2006	Change	2005
Segment operating revenues:
Advertising	$928,221	11.1%	$835,848	15.0%	$726,602
Network affiliate fees, net	235,248	20.8%	194,662	16.6%	167,012
Other	21,432	(2.1)%	21,893		9,400

Total segment operating revenues	1,184,901	12.6%	1,052,403	16.5%	903,014

Segment costs and expenses:
Employee compensation and benefits	146,576	15.0%	127,510	11.5%	114,389
Programs and program licenses	239,343	22.1%	196,052	12.8%	173,823
Production and distribution	53,730	(0.2)%	53,844	12.4%	47,906
Other segment costs and expenses	159,362	(6.8)%	170,950	4.5%	163,648

Total segment costs and expenses	599,011	9.2%	548,356	9.7%	499,766

Hurricane recoveries (losses), net					(273)

Segment profit before joint ventures	585,890	16.2%	504,047	25.1%	402,975
Equity in income of joint ventures	17,603	31.6%	13,378	20.3%	11,120

Segment profit	$603,493	16.6%	$517,425	25.0%	$414,095

Supplemental Information:

Billed network affiliate fees	$255,875		$211,579		$187,528

Program payments	291,622		282,731		216,814

Depreciation and amortization	23,191		19,993		17,370

Capital expenditures	36,046		18,968		22,635

Business acquisitions and other additions to long-lived assets, primarily program assets	321,475		286,299		209,335

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. Improved ratings and viewership, particularly at HGTV, and strong pricing in the scatter advertising market contributed to the increases in advertising revenues.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees over each of the last three years reflects both scheduled rate increases and wider distribution of the networks.

On December 31, 2006, HGTV’s affiliation agreements with Time Warner and Comcast expired. During 2007, we entered into new long-term affiliation agreements with both of these providers which secured distribution to approximately 42% of HGTV’s subscribers.

We continue to successfully develop our network brands on the Internet and through merchandise sales. Online advertising revenues were $74.0 million in 2007, $57.0 million in 2006, and $36.0 million in 2005. In the third quarter of 2007, Kohl’s began selling a Food Network branded line of home goods.

We expect total operating revenues at Scripps Networks to increase approximately 10% to 12% year-over-year in the first quarter of 2008.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks. In addition, the impact of beginning to expense stock options in 2006 increased employee compensation and benefits $4.0 million in 2007 and $3.5 million in 2006 as compared with 2005.

Programs and program licenses increased due to the improved quality and variety of programming, and expanded programming hours.

Our continued investment in building consumer awareness and expanding distribution of our network and lifestyle brands is expected to increase total segment expenses approximately 12% year-over-year in the first quarter of 2008.

Capital expenditures in 2007 and 2006 include the costs related to the expansion of the Scripps Networks headquarters in Knoxville. Capital expenditures in 2005 include the costs of upgrading our broadcast operations.

Supplemental financial information for Scripps Networks is as follows:

	For the years ended December 31,
(in thousands)	2007	Change	2006	Change	2005
Operating revenues:
HGTV	$580,461	12.6%	$515,734	13.4%	$454,629
Food Network	476,483	11.5%	427,425	19.7%	357,043
DIY	55,573	13.2%	49,075	10.1%	44,577
Fine Living	45,844	24.0%	36,963	37.2%	26,934
GAC	25,360	25.1%	20,269	30.8%	15,502
Other	1,180	(59.8)%	2,937	(32.2)%	4,329

Total segment operating revenues	$1,184,901	12.6%	$1,052,403	16.5%	$903,014

Homes reached in December (1):
HGTV	95,800	5.0%	91,200	2.6%	88,900
Food Network	95,800	5.2%	91,100	3.5%	88,000
DIY	46,900	11.1%	42,200	22.3%	34,500
Fine Living	49,900	17.7%	42,400	46.2%	29,000
GAC	53,100	14.9%	46,200	17.3%	39,400

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts estimated by us.

Newspapers – We operate daily and community newspapers in 17 markets in the United States. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Three of our newspapers are operated pursuant to the terms of joint operating agreements. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Operating results for newspapers managed solely by us were as follows:

	For the years ended December 31,
(in thousands)	2007	Change	2006	Change	2005
Segment operating revenues:
Local	$142,431	(12.3)%	$162,345	0.6%	$161,338
Classified	187,475	(16.7)%	225,029	3.1%	218,345
National	34,927	(4.2)%	36,460	(10.3)%	40,655
Preprint, online and other	156,732	2.3%	153,219	10.7%	138,377

Newspaper advertising	521,565	(9.6)%	577,053	3.3%	558,715
Circulation	118,696	(3.3)%	122,740	(2.2)%	125,517
Other	18,066	10.9%	16,293	3.5%	15,749

Total operating revenues	658,327	(8.1)%	716,086	2.3%	699,981

Segment costs and expenses:
Employee compensation and benefits	268,052	0.6%	266,539	3.1%	258,573
Production and distribution	155,910	(6.9)%	167,421	9.6%	152,699
Other segment costs and expenses	98,495	3.9%	94,803	12.9%	83,950

Total costs and expenses	522,457	(1.2)%	528,763	6.8%	495,222

Hurricane recoveries (losses), net			1,900		(311)

Contribution to segment profit	$135,870	(28.2)%	$189,223	(7.4)%	$204,448

Supplemental Information:

Depreciation and amortization	$24,235		$22,697		$20,339

Capital expenditures	27,609		46,725		14,924

Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets	1,995		25,091		958

The decrease in advertising revenues comparing 2007 with 2006 was primarily due to weakness in classified and local advertising in our newspaper markets. Decreases in real estate and employment advertising particularly impacted revenues at our Florida and California newspapers.

The increase in advertising revenues in 2006 compared with 2005 was primarily due to increases in classified advertising and preprint and other advertising, particularly online revenue. The increase in classified advertising was attributed to improved real estate advertising, particularly in our Florida markets. Increases in these categories helped offset declines in automotive advertising. The decrease in national advertising revenues in 2006 compared with 2005 was primarily attributed to significant declines in advertising from companies in the telecommunications and financial services industries.

Increases in preprint, online and other advertising reflect the development of new print and electronic products and services. These products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. Additionally, our Internet sites had advertising revenues of $40 million in 2007 compared with $34.0 million in 2006 and $22.0 million in 2005. Higher advertising rates, resulting from increases in the audience visiting our Web sites, as well as an increase in our online product offerings, contributed to the increase in online revenues. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

We expect total operating revenues at newspapers to decrease approximately 5% to 7% year-over-year in the first quarter of 2008 due primarily to weakness in classified and local advertising.

        Employee compensation and benefit costs were increased by an $8.9 million charge recorded in the second quarter of 2007 as a result of voluntary separation offers accepted by eligible employees. In addition, the impact of expensing stock options with the adoption of FAS 123(R), increased employee compensation and benefits $3.5 million in 2007 and $4.7 million in 2006 as compared with 2005.

Production and distribution costs are primarily impacted by fluctuations in newsprint and ink costs. The average price of newsprint year-over-year decreased 10% in 2007 and increased 9% in 2006. The decrease in 2007 production and distribution costs is also due to a 10% decrease in newsprint consumption.

Increases in other segment costs and expenses are attributed to increased spending in online and print initiatives, primarily in our Florida markets.

Total newspaper costs and expenses are expected to decrease 3% to 5% year-over-year in the first quarter.

Capital expenditures include costs totaling $3.6 million in 2007 and $23.2 million in 2006 for the construction of a new production facility at our Naples, Florida newspaper.

Newspapers operated under Joint Operating Agreements and partnerships

Three of our newspapers as of December 31, 2007 were operated pursuant to the terms of joint operating agreements (“JOAs”).

The table below provides certain information about our JOAs.

Newspaper / Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune/ Journal Publishing Company	1933	2022
The Cincinnati Post/ Gannett Co. Inc.	1977	2007
Denver Rocky Mountain News/ MediaNews Group, Inc.	2001	2051

Gannett terminated the Cincinnati JOA upon its expiration in December 2007 and we ceased publication of our newspapers that participate in the Cincinnati JOA at the end of the year.

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and received approximately 20% to 25% of the Cincinnati JOA profits.

In the third quarter of 2007, we announced that we were seeking a buyer for The Albuquerque Tribune and intended to close the newspaper if a qualified buyer was not found. In February 2008, we announced that we will close the newspaper and that the Albuquerque Tribune will publish its final edition on February 23, 2008. We also reached an agreement with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

In 2006, we formed a partnership with MediaNews that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOAs and newspaper partnerships were as follows:

(in thousands)	For the years ended December 31,
	2007	Change	2006	Change	2005
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$19,426		$8,982	(43.3)%	$15,854
Cincinnati	17,930	(13.6)%	20,751	(11.8)%	23,532
Albuquerque	9,773	(8.3)%	10,655	(5.0)%	11,215
Colorado	(1,188)		1,107
Other newspaper partnerships and joint ventures	(323)		323	57.6%	205

Total equity in earnings of JOAs included in segment profit	45,618	9.1%	41,818	(17.7)%	50,806
Operating revenues of JOAs	230	10.6%	208	(61.3)%	538

Total	45,848	9.1%	42,026	(18.1)%	51,344

JOA editorial costs and expenses	35,332	(0.5)%	35,516	(3.6)%	36,825

Contribution to segment profit	$10,516	61.5%	$6,510	(55.2)%	$14,519

Supplemental information:

Depreciation and amortization	$1,332		$1,299		$1,495
Capital expenditures	380		1,346		1,974
Business acquisitions and other additions to long-lived assets	228		210		8,380

Additional depreciation incurred by the Denver Newspaper Agency reduced equity in earnings of JOAs by $4.0 million in 2007, $12.2 million in 2006 and $20.4 million in 2005. (See page F-10).

We anticipate JOAs will reduce the total segment profit of the newspaper division by $4 million in the first quarter of 2008.

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

Operating results for broadcast television were as follows:

(in thousands)	For the years ended December 31,
	2007	Change	2006	Change	2005
Segment operating revenues:
Local	$204,791	1.3%	$202,238	2.5%	$197,400
National	101,002	(3.2)%	104,366	0.9%	103,436
Political	2,735	(93.8)%	44,260		3,973
Network compensation	7,431	36.4%	5,446	5.2%	5,177
Other	9,882	37.3%	7,196	(6.2)%	7,673

Total segment operating revenues	325,841	(10.4)%	363,506	14.4%	317,659

Segment costs and expenses:
Employee compensation and benefits	128,647	0.1%	128,543	5.1%	122,324
Programs and program licenses	47,231	0.1%	47,183	(0.3)%	47,343
Production and distribution	17,461	(10.4)%	19,480	23.6%	15,764
Other segment costs and expenses	48,642	2.2%	47,594	3.8%	45,841

Total segment costs and expenses	241,981	(0.3)%	242,800	5.0%	231,272

Hurricane recoveries, net					1,567

Segment profit	$83,860	(30.5)%	$120,706	37.2%	$87,954

Supplemental Information:
Program Payments	$47,573		$46,136		$47,758
Depreciation and amortization	18,068		18,830		19,906
Capital expenditures	19,147		11,268		13,524

Broadcast television operating results are significantly affected by the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Consequently, the number of political advertising spots run often displaces some of the advertising run in our local and national advertising categories. The decline in operating revenues during 2007 compared with 2006 was attributed to the relative absence of political advertising.

The broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics in 2006 contributed to the year-over-year decrease in operating revenues in 2007. Advertising revenue related to the Super Bowl and Olympics broadcasts was approximately $9 million in 2006. Hotly contested political races in our Ohio, Michigan, Florida, and Arizona markets contributed to the significant political revenue recognized in 2006.

The network affiliation agreements for our ABC and NBC affiliated stations are not due to expire until 2010. Network compensation in 2008 is expected to approximate the network compensation revenues recognized in 2007.

Depending on the level of political advertising, we expect total operating revenues at broadcast television to be flat to up 4% year-over-year in the first quarter of 2008.

The impact of expensing stock options increased employee compensation and benefits $2.0 million in 2007 and $2.7 million in 2006 as compared with 2005.

Other segment costs and expenses reflect spending to promote our stations and research costs to better understand our target audience.

Capital expenditures for each of the years presented reflect the replacement of equipment related to the utilization of high-definition programming and implementation of digital television.

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

Financial information for interactive media is as follows:

(in thousands)	For the years ended December 31,
	2007	Change	2006	Change	2005
Segment operating revenues	$256,364	(5.4)%	$271,066		$99,447

Segment profit	$39,692	(41.4)%	$67,684		$27,980

Supplemental Information:
Depreciation and amortization	$62,499		$49,601		$18,651
Write-down of uSwitch goodwill and intangible assets	411,006
Capital expenditures	35,564		21,534		5,608
Business acquisitions and other additions to long-lived assets			372,157		535,127

On a pro forma basis, assuming we had owned Shopzilla and uSwitch for all of 2006 and 2005, operating revenues would have been $281.3 million in 2006 and $180.1 million in 2005. Operating revenues in 2007 were affected by changing market conditions within these businesses. Lower energy prices in the United Kingdom have resulted in lower switching activity and revenue at uSwitch, and competitive changes in comparison shopping has made it more costly to acquire and monetize traffic at Shopzilla.

At uSwitch, we are continuing our efforts to grow revenues from service categories other than energy. Excluding energy related switches, other switching revenues are up nearly 27% in 2007 compared with 2006. Despite these efforts to grow our other service offerings, uSwitch’s revenues continue to be highly concentrated in energy related switches. Approximately 63% of uSwitch’s revenues were derived from energy related switches in 2007. Due primarily to the general decline in the energy switching activity at uSwitch and the negative impact this decline is expected to have on uSwitch’s future results, we recorded a non-cash charge in 2007 of $411 million to write-down uSwitch’s goodwill and intangible assets.

Our strategy at uSwitch going forward is to continue to align costs with the current market conditions we are experiencing and continue to diversify the business to reduce its dependence on energy switching.

In the later half of 2007, we began to see improvement at Shopzilla. Revenue in the fourth quarter of 2007 increased slightly compared with the fourth quarter of 2006 primarily due to traffic acquisition efficiencies. In addition, Shopzilla’s Web sites continue to rank in the top 10 of all U.S. retail Web properties.

Segment profit in 2007 was impacted by $10 million of costs that were incurred in the first quarter to build brand awareness for uSwitch and $7 million of costs incurred related to a management transition at Shopzilla.

Interactive media segment profit is expected to be $13 million in the first quarter.

Capital expenditures in 2007 and 2006 primarily relate to capitalized software development costs.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

(in thousands)	For the years ended December 31,
	2007	2006	2005
Net cash provided by continuing operating activities	$612,052	$583,551	$428,353
Net cash provided by (used in) discontinued operations	44,243	91,921	8,255
Proceeds from formation of Colorado partnership		20,029
Dividends paid, including to minority interests	(151,685)	(117,101)	(111,177)
Employee stock option proceeds	15,903	32,198	32,345
Excess tax benefits on stock awards	2,375	4,393
Other financing activities	(16,869)	2,884	(11,951)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$506,019	$617,875	$345,825

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(64,801)	$(384,162)	$(532,454)
Capital expenditures	(127,787)	(103,098)	(61,828)
Other investing activity	7,194	5,092	(1,616)
Repurchase Class A Common Shares	(57,515)	(65,323)	(36,822)
Increase (decrease) in long-term debt	(261,406)	(60,793)	293,859

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

In 2007, we repurchased $37.1 million principal amount of our 4.30% note due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million. In 2006, we repurchased $10 million principal amount of our 3.75% note due in 2008 for $9.8 million and repurchased $13.8 million principal amount of our 4.25% notes due in 2009 for $13.3 million.

On April 24, 2007, we closed the sale for the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

In 2006, we closed the sale for three of the stations located in San Francisco, CA, Canton, OH and Wilson, NC for cash consideration of $109 million.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interests were $63.0 million in 2007, $38.2 million in 2006 and $29.0 million in 2005.

Estimated transaction costs and other activities related to the proposed separation of the Company are expected to result in cash expenditures totaling $60 million to $70 million in 2008.

Under the authorization of a share repurchase program that was approved by the Board of Directors on October 24, 2004, we have been repurchasing our Class A Common shares over the course of the last three years to offset the dilution resulting from our stock compensation programs. Shares were repurchased at a total cost of $57.5 million in 2007, $65.3 million in 2006, and $36.8 million in 2005. Due to the pending proposed separation of the Company, the repurchase of shares was suspended in the first quarter of 2008.

We have a credit facility expiring in 2011 that permits aggregate borrowings up to $750 million. Total borrowings under the facility were $79.6 million at December 31, 2007.

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

We may use derivative financial instruments to manage exposure to newsprint prices, interest rate and foreign exchange rate fluctuations. We held no newsprint, interest rate or foreign currency derivative financial instruments at December 31, 2007.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2007, is as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts	$40,136	$199,416	$265,342	$467	$505,361
Interest on notes	23,367	40,223	18,066	53	81,709
Network launch incentives:
Network launch incentive offers accepted	4,616	6,738			11,354
Incentives offered to cable television systems	2,574	6,599	1,091		10,264
Programming:
Available for broadcast	18,923	2,867	251		22,041
Not yet available for broadcast	98,079	128,371	67,539	8,473	302,462
Employee compensation and benefits:
Deferred compensation and benefits	5,395	9,612	9,602	22,205	46,814
Employment and talent contracts	45,356	48,669	10,839	3,466	108,330
Operating leases:
Noncancelable	20,826	40,642	33,456	72,638	167,562
Cancelable	1,224	1,070	6,674	2,228	11,196
Pension obligations:
Minimum pension funding	2,700	5,500	4,900	15,100	28,200
Other commitments:
Distribution agreements	1,573	3,289	3,420	3,049	11,331
Satellite transmission	5,460	10,380	8,160	27,880	51,880
Noncancelable purchase and service commitments	13,912	24,597	5,162	15,647	59,318
Capital expenditures	618	20,214			20,832
Other purchase and service commitments	41,557	37,983	5,507	778	85,825

Total contractual cash obligations	$326,316	$586,170	$440,009	$171,984	$1,524,479

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2006 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2013-2017. While benefit payments under these plans are expected to continue beyond 2017, we believe it is not practicable to estimate payments beyond this period.

Other Compensation Plans – We have long-term compensation plans with certain employees. Amounts earned by the employees in each annual valuation period are determined by the increase in value of the business as of the valuation date in excess of base value. The value of the business at each valuation date is measured by applying a prescribed multiple to EBITDA for the prior twelve months. Amounts earned in each valuation period vest over the remaining term of the plan. Unvested amounts are subject to forfeiture in the event the requisite service is not rendered or if the value of the business declines in subsequent periods. Due to the inability to estimate payments to be made under these plans, no amounts are included in the table of contractual commitments.

Income Tax Obligations – The Contractual Obligations table does not include any reserves for income taxes recognized under FIN 48 due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2007, our reserves for income taxes totaled $53.8 million which is reflected as an other long-term liability in our consolidated balance sheets. (See Note 6 to the Consolidated Financial Statements for additional information on Income Taxes).

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2007. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $55.2 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2007.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at December 31, 2007.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands, except share data)	As of December 31, 2007			As of December 31, 2006
	Cost	Fair		Cost	Fair
	Basis	Value		Basis	Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities, including commercial paper	$79,559	$79,559		$190,461	$190,461
6.625% notes due in 2007				99,989	100,791
3.75% notes due in 2008	39,950	39,913		39,356	39,245
4.25% notes due in 2009	86,091	84,950		86,008	83,485
4.30% notes due in 2010	112,840	110,592		149,832	144,571
5.75% notes due in 2012	184,922	185,366		199,310	200,556
Other notes	1,301	1,015		1,425	1,157

Total long-term debt including current portion	$504,663	$501,395		$766,381	$760,266

Financial instruments subject to market value risk:
Time Warner (common shares- 2007, 2,008,000; 2006, 2,011,000)	$29,538	$33,152		$29,585	$43,804
Other available-for-sale securities	55	2,832		175	2,130

Total investments in publicly-traded companies	29,593	35,984		29,760	45,934
Other equity securities	8,064	(a	)	7,430	(a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the company maintained effective internal control over financial reporting as of December 31, 2007.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting and the company’s management assessment of our internal control over financial reporting as of December 31, 2007. This report appears on page F-25.

Date: February 29, 2008

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

The E.W. Scripps Company

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the company’s adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of Statement of Financial Accountings Standards (“SFAS”) Statement No. 109, in 2007, and SFAS No. 123(R) (revised 2004), Share Based Payment, and SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

Deloitte & Touche LLP

Cincinnati, Ohio

February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

The E.W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109, effective January 1, 2007. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R) (revised 2004), Share Based Payment, effective January 1, 2006 and the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 29, 2008

Consolidated Balance Sheets

(in thousands, except share data )	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$31,632	$30,450
Short-term investments	44,831	2,872
Accounts and notes receivable (less allowances - 2007, $8,414; 2006, $15,477)	562,909	535,901
Programs and program licenses	215,127	179,887
Deferred income taxes	17,966	21,744
Assets of discontinued operations		61,237
Miscellaneous	54,328	43,228

Total current assets	926,793	875,319

Investments	226,660	225,349

Property, plant and equipment	559,673	511,738

Goodwill and other intangible assets:
Goodwill	1,666,206	1,961,051
Other intangible assets	188,227	309,243

Total goodwill and other intangible assets	1,854,433	2,270,294

Other assets:
Programs and program licenses (less current portion)	265,938	249,184
Unamortized network distribution incentives	135,367	155,578
Prepaid pension	8,975	9,130
Miscellaneous	27,453	47,742

Total other assets	437,733	461,634

Total Assets	$4,005,292	$4,344,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$78,935	$77,945
Customer deposits and unearned revenue	57,174	50,524
Accrued liabilities:
Employee compensation and benefits	79,720	76,744
Network distribution incentives	4,616	3,755
Accrued income taxes	11,347	36,798
Accrued marketing and advertising costs	18,537	21,817
Accrued interest	5,757	10,850
Miscellaneous	70,066	66,466
Liabilities of discontinued operations		19,719
Other current liabilities	20,650	34,650

Total current liabilities	346,802	399,268

Deferred income taxes	362,234	334,223

Long-term debt (less current portion)	504,663	766,381

Other liabilities (less current portion)	199,302	140,598

Commitments and contingencies (Note 19)

Minority interests	141,930	122,429

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2007 - 126,421,285 shares; 2006 - 126,974,721 shares;	1,264	1,270
Voting - authorized: 60,000,000 shares; issued and outstanding: 2007 - 36,568,226 shares; 2006 - 36,568,226 shares	366	366

Total	1,630	1,636
Additional paid-in capital	475,055	431,432
Retained earnings	1,971,848	2,145,875
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	4,338	10,591
Pension adjustments	(57,673)	(54,863)
Foreign currency translation adjustment	55,163	46,764

Total shareholders’ equity	2,450,361	2,581,435

Total Liabilities and Shareholders’ Equity	$4,005,292	$4,344,334

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands, except per share data)	For the years ended December 31,
	2007	2006	2005
Operating Revenues:
Advertising	$1,770,180	$1,771,916	$1,621,768
Referral fees	254,460	269,403	98,881
Network affiliate fees, net	235,248	194,662	167,012
Circulation	118,696	122,961	128,168
Licensing	72,626	75,137	77,049
Other	65,930	63,998	61,756

Total operating revenues	2,517,140	2,498,077	2,154,634

Costs and Expenses:
Employee compensation and benefits	705,775	666,284	597,094
Production and distribution	282,663	297,636	288,354
Programs and program licenses	286,574	243,235	221,167
Marketing and advertising	202,580	226,044	152,515
Other costs and expenses	286,236	267,860	228,600

Total costs and expenses	1,763,828	1,701,059	1,487,730

Depreciation, Amortization, and (Gains) Losses:
Depreciation	83,014	70,818	62,878
Amortization of intangible assets	48,536	44,281	19,500
Write-down of uSwitch goodwill and intangible assets	411,006
Gain on formation of Colorado newspaper partnership		(3,535)
(Gains) losses on disposal of property, plant and equipment	632	1,124	602
Hurricane recoveries, net		(1,900)	(983)

Net depreciation, amortization, and (gains) losses	543,188	110,788	81,997

Operating income	210,124	686,230	584,907
Interest expense	(37,982)	(55,965)	(38,791)
Equity in earnings of JOAs and other joint ventures	63,221	55,196	61,926
Miscellaneous, net	19,284	4,743	5,756

Income from continuing operations before income taxes and minority interests	254,647	690,204	613,798
Provision for income taxes	177,265	219,261	216,815

Income from continuing operations before minority interests	77,382	470,943	396,983
Minority interests	82,981	73,766	58,467

Income (loss) from continuing operations	(5,599)	397,177	338,516

Income (loss) from discontinued operations, net of tax	3,978	(43,957)	(89,363)

Net income (loss)	$(1,621)	$353,220	$249,153

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$(.03)	$2.43	$2.07
Income (loss) from discontinued operations	.02	(.27)	(.55)

Net income (loss) per basic share of common stock	$(.01)	$2.16	$1.53

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(.03)	$2.41	$2.05
Income (loss) from discontinued operations	.02	(.27)	(.54)

Net income (loss) per diluted share of common stock	$(.01)	$2.14	$1.51

Weighted average shares outstanding:
Basic	163,014	163,223	163,279
Diluted	164,267	164,849	165,435

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(1,621)	$353,220	$249,153
Loss (income) from discontinued operations	(3,978)	43,957	89,363

Income (loss) from continuing operations	(5,599)	397,177	338,516
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Programs and program licenses costs	286,574	243,235	221,167
Depreciation and intangible assets amortization	131,550	115,099	82,378
Write-down of uSwitch goodwill and intangible assets, net of deferred income tax	381,556
Network distribution incentive amortization	27,016	30,589	29,808
Equity in earnings of JOAs and other joint ventures	(63,221)	(55,196)	(61,926)
Gain on formation of Colorado newspaper partnership		(3,535)
Deferred income taxes	45,785	17,319	47,604
Tax benefits from stock compensation plans	1,461	2,834	10,362
Stock and deferred compensation plans	27,891	29,724	15,322
Minority interests in income of subsidiary companies	82,981	73,766	58,467
Program payments	(339,195)	(328,867)	(264,573)
Dividends received from JOAs and other joint ventures	63,900	77,537	82,940
Capitalized network distribution incentives	(10,085)	(23,206)	(29,024)
Prepaid and accrued pension expense	12,383	17,716	(26,743)
Other changes in certain working capital accounts, net	(29,456)	(12,173)	(73,685)
Miscellaneous, net	(1,489)	1,532	(2,260)

Net cash provided by continuing operating activities	612,052	583,551	428,353

Net cash provided by (used in) discontinued operating activities	(16,641)	(28,611)	18,527

Net operating activities	595,411	554,940	446,880

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(33,436)	(398,267)	(547,007)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs		20,029
Additions to property, plant and equipment	(127,787)	(103,098)	(61,828)
Decrease (increase) in short-term investments, net of effects of acquiring Shopzilla	(41,959)	9,928	8,116
Sale of long-term investments	10,594	4,177	6,437
Miscellaneous, net	7,194	5,092	(1,616)

Net cash provided by (used in) continuing investing activities	(185,394)	(462,139)	(595,898)

Net cash provided by (used in) discontinued investing activities	60,927	120,638	(10,376)

Net investing activities	(124,467)	(341,501)	(606,274)

Cash Flows from Financing Activities:
Increase in long-term debt			293,965
Payments on long-term debt	(261,406)	(60,793)	(106)
Dividends paid	(88,205)	(76,806)	(70,352)
Dividends paid to minority interests	(63,480)	(40,295)	(40,825)
Repurchase Class A Common shares	(57,515)	(65,323)	(36,822)
Proceeds from employee stock options	15,903	32,198	32,345
Excess tax benefits from stock compensation plans	2,375	4,393
Miscellaneous, net	(16,869)	2,884	(11,951)

Net cash provided by (used in) continuing financing activities	(469,197)	(203,742)	166,254

Net cash provided by (used in) discontinued financing activities	(43)	(106)	104

Net financing activities	(469,240)	(203,848)	166,358

Effect of exchange rate changes on cash and cash equivalents	(522)	1,616

Increase (decrease) in cash and cash equivalents	1,182	11,207	6,964
Cash and cash equivalents:
Beginning of year	30,450	19,243	12,279

End of year	$31,632	$30,450	$19,243

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Stock Compensation		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
As of December 31, 2004	$1,632	$320,359		$(4,090)	$1,787,221	$(9,001)	$2,096,121
Comprehensive income:
Net income					249,153		249,153

Unrealized gains (losses) on investments, net of tax of $1,841						(3,423)	(3,423)
Adjustment for losses (gains) in income, net of tax of ($224)						417	417

Change in unrealized gains (losses) on investments						(3,006)	(3,006)
Minimum pension liability, net of tax of $58						(55)	(55)
Currency translation adjustment, net of tax of ($186)						(100)	(100)

Total comprehensive income							245,992

Dividends: declared and paid - $.43 per share					(70,352)		(70,352)
Repurchase 750,000 Class A Common shares	(8)	(1,786)			(35,028)		(36,822)
Compensation plans, net: 1,293,634 shares issued; 68,580 shares repurchased; 2,500 shares forfeited	13	34,481		7,284			41,778
Tax benefits of compensation plans		10,362					10,362

As of December 31, 2005	1,637	363,416		3,194	1,930,994	(12,162)	2,287,079
Comprehensive income:
Net income					353,220		353,220

Unrealized gains (losses) on investments, net of tax of ($3,244)						5,696	5,696
Adjustment for losses (gains) in income, net of tax of $6						(11)	(11)

Change in unrealized gains (losses) on investments						5,685	5,685
Minimum pension liability, net of tax of ($1,397)						2,180	2,180
Currency translation adjustment, net of tax of $196						45,282	45,282

Total comprehensive income							406,367

Adjustment to initially apply FAS 158, net of tax of $22,210						(38,493)	(38,493)
Adoption of FAS 123(R)		3,194		(3,194)
Dividends: declared and paid - $.47 per share					(76,806)		(76,806)
Convert 100,000 Voting Shares to Class A Shares
Repurchase 1,400,000 Class A Common shares	(14)	(3,776)			(61,533)		(65,323)
Compensation plans, net: 1,363,966 shares issued; 80,015 shares repurchased; 3,616 shares forfeited	13	61,371					61,384
Tax benefits of compensation plans		7,227					7,227

As of December 31, 2006	1,636	431,432			2,145,875	2,492	2,581,435
Comprehensive income:
Net income (loss)					(1,621)		(1,621)

Unrealized gains (losses) on investments, net of tax of $3,519						(6,218)	(6,218)
Adjustment for losses (gains) in income, net of tax of $19						(35)	(35)

Change in unrealized gains (losses) on investments						(6,253)	(6,253)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of ($862)						2,326	2,326
Actuarial adjustment of prior service costs, actuarial losses, and transition obligations, net of tax of $3,524						(9,514)	(9,514)
Equity in investee’s adjustments for FAS 158, net of tax of ($2,641)						4,378	4,378
Currency translation adjustment, net of tax of ($1,185)						8,399	8,399

Total comprehensive income (loss)							(2,285)

Fin 48 transition adjustment					(30,869)		(30,869)
Dividends: declared and paid - $.54 per share					(88,205)		(88,205)
Repurchase 1,300,000 Class A Common shares	(13)	(4,170)			(53,332)		(57,515)
Compensation plans, net: 804,571 shares issued; 56,407 shares repurchased; 1,600 shares forfeited	7	43,957					43,964
Tax benefits of compensation plans		3,836					3,836

As of December 31, 2007	$1,630	$475,055	$		$1,971,848	$1,828	$2,450,361

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

We are currently operating under an agreement with a general search engine that generates approximately 40% of our referral fee revenues. Our revenues could be affected if this agreement is not renewed upon expiration or if the agreement is not renewed on similar terms.

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

Newspaper Joint Operating Agreements (“JOA”) – We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Income. The related editorial costs and expenses are included within costs and expenses in our Consolidated Statements of Income. Our residual interest in the net assets of the Denver and Albuquerque JOAs is classified as an investment in the Consolidated Balance Sheets. We did not have a residual interest in the net assets of the Cincinnati JOA.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in Miscellaneous, net in the Consolidated Statements of Income. Foreign exchange gains totaled $2.2 million in 2007 and $0.3 million in 2006 and foreign exchange losses totaled $1.1 million in 2005.

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

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Leasehold improvements	Term of lease or useful life
Printing presses	30 years
Other newspaper production equipment	5 to 15 years
Television transmission towers and related equipment	15 years
Other television and program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

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

Amortizable Intangible Assets – Broadcast television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Broadcast television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. These network affiliation relationships are being amortized on a straight-line basis over their 20 to 25 year remaining useful lives.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with the broadcast television stations and cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising and sell merchandise to viewers. We amortize these contractual relationships on a straight-line basis over the terms of the distribution contracts and expected renewal periods, which approximates 15 years.

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

Self-Insured Risks – We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Third-party administrators are used to process claims. Estimated liabilities for unpaid claims, which totaled $27.0 million at December 31, 2007 are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

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

In accordance with FIN 48, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in Other Long-term Obligations.

Production and Distribution – Production and distribution costs include costs incurred to distribute our programming to cable and satellite systems, produce and distribute our newspapers and other publications to readers, and other costs incurred to provide our products and services to consumers. These costs are expensed as incurred.

Marketing and Advertising Costs – Marketing and advertising costs include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Risk Management Contracts – We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use derivative financial instruments to limit the impact of newsprint, interest rate or foreign exchange rate fluctuations on our earnings and cash flows. We held no derivative financial instruments at December 31, 2007.

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

Effective January 1, 2006, we adopted Financial Accounting Standard No. 123(R), “Share Based Payment”, using the modified prospective method. Under this method, we applied the provisions of FAS 123(R) to awards granted after the date of adoption and to the unvested portion of awards outstanding as of that date. The adoption of this pronouncement had no effect on compensation cost recorded in 2005 related to stock options, which will continue to be disclosed on a pro forma basis only.

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

As a result of adopting FAS 123(R) on January 1, 2006, our income from continuing operations was reduced $19.1 million, $.07 per share in 2007 and $20.9 million, $.08 per share in 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25.

Net income and earnings per share as if the fair-value based principles of FAS 123(R) were applied to all periods presented, on an as reported basis for periods after the adoption of FAS 123(R) and on a pro forma basis for periods prior to the adoption of FAS 123(R), are as follows:

	For the years ended December 31,
(in thousands, except per share data)	2007	2006	2005
Net income (loss):
Reported net income (loss)	$(1,621)	$353,220	$249,153
Additional compensation to adjust intrinsic value to fair value			(14,367)

Net income (loss) under fair-value based method for all periods	$(1,621)	$353,220	$234,786

Net income (loss) per share of common stock
Basic earnings per share:
As reported	$(.01)	$2.16	$1.53
Additional compensation to adjust intrinsic value to fair value			(0.09)

Basic earnings per share under fair-value based method	$(.01)	$2.16	$1.44

Diluted earnings per share:
As reported	$(.01)	$2.14	$1.51
Additional compensation to adjust intrinsic value to fair value			(0.09)

Diluted earnings per share under fair-value based method	$(.01)	$2.14	$1.42

Net income per share amounts may not foot since each is calculated independently.

Net Income Per Share – The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Basic weighted-average shares outstanding	163,014	163,223	163,279
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	231	240	308
Stock options held by employees and directors	1,022	1,386	1,848

Diluted weighted-average shares outstanding	164,267	164,849	165,435

Stock options to purchase 6,737,665 common shares were anti-dilutive as of December 31, 2007 and are, therefore, not included in the computation of diluted weighted-average shares outstanding.

Reclassifications – Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2007 presentation.

2. Accounting Changes and Recently Issued Accounting Standards

Accounting Changes – During 2006, we adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R). FAS 158 required us to recognize the over- or under-funded status of each of our pension and postretirement plans in our balance sheet. The standard did not change the manner in which plan liabilities or periodic expense is measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity.

The initial recognition of this standard in 2006 resulted in a decrease to our Shareholders’ Equity of $38.5 million, which was net of a deferred income tax effect of $22.2 million.

In 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarified the accounting for tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50%-likelihood of being realized.

The provisions of FIN 48 are effective to our financial statements as of the beginning of our 2007 fiscal year. See Note 6 to the Consolidated Financial Statements.

Recently Issued Accounting Standards – In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of our 2008 fiscal year. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective as of the beginning of our 2008 fiscal year. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In December 2007, the FASB issued FAS 141(R), “Business Combinations” (“FAS 141(R)”), and FAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements at fair value. FAS 141(R) and FAS 160 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of these standards on our financial statements.

3. Acquisitions

2007 – In July 2007, we reached an agreement to acquire Fum Machineworks, Inc. d/b/a Recipezaar.com, a user-generated recipe and community site featuring more than 230,000 recipes, for cash consideration of approximately $25 million. We also acquired Incando Corporation d/b/a Pickle.com, a Web site that enables users to easily organize and share photos and videos from any camera or mobile phone device, for cash consideration of approximately $4.7 million. These acquisitions are part of our broader strategy at Scripps Networks to move our online businesses beyond extensions of our networks to become multi-branded, user-centric applications that create communities of online consumers in the home, food and lifestyle categories.

In the second quarter of 2007, we acquired newspaper publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million.

2006 – On March 16, 2006, we acquired 100% of the common stock of uSwitch Ltd. for approximately $383 million in cash. Assets acquired in the transaction included approximately $10.9 million of cash. The acquisition, financed using a combination of cash on hand and borrowing on both existing and new credit facilities, enabled us to extend the reach of our interactive media businesses into essential home services and international markets.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed for certain of our acquisitions. The allocation of these purchase prices reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

	2007	2006		2005
(in thousands)	Recipezaar/ Pickle	uSwitch	Newspapers	Shopzilla
Short-term investments				$12,279
Accounts receivable	$135	$9,486	$91	12,670
Other current assets	95	583		8,046
Property, plant and equipment	4,787	5,368	5	25,728
Amortizable intangible assets		129,095	8,468	142,400
Goodwill	24,934	274,114	14,318	401,492
Other assets				138
Net operating loss carryforwards				23,499

Total assets acquired	29,951	418,646	22,882	626,252
Current liabilities	(71)	(13,251)	(96)	(24,195)
Deferred income tax		(33,238)		(66,271)
Other long-term obligations				(719)
Minority interest			2,305

Net purchase price	$29,880	$372,157	$25,091	$535,067

Pro forma results of operations, assuming the uSwitch acquisitions had taken place at the beginning of 2006 is included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes pre-acquisition transaction related expenses incurred by the acquired companies. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions completed during 2006 and 2007 because the combined results of operations would not be significantly different from reported amounts.

(in thousands, except per share data) (unaudited)	For the year ended December 31, 2006
Operating revenues	$2,508,343
Income from continuing operations	395,421
Income from continuing operations per share of common stock:
Basic	$2.42
Diluted	$2.40

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

Operating results for our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Operating revenues:
Shop At Home	$1,323	$168,183	$359,256
Birmingham - Post Herald			31

Total operating revenues	$1,323	$168,183	$359,287

Equity in earnings of JOA, including termination fee			$45,423

Income (loss) from discontinued operations:
Shop At Home:
Income (loss) from operations	$1,146	$(57,376)	$(141,427)
Loss on divestitures, net	(255)	(10,431)

Total Shop At Home	891	(67,807)	(141,427)
Birmingham - Post Herald		(2)	42,726

Income (loss) from discontinued operation, before tax	891	(67,809)	(98,701)
Income taxes (benefit)	(3,087)	(23,852)	(9,338)

Income (loss) from discontinued operations	$3,978	$(43,957)	$(89,363)

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

Shop At Home’s loss from operations in 2006 also includes a $6.4 million pre-tax charge to write-down assets on the Shop At Home television network, $13.7 million in costs associated with employee termination benefits, and $2.5 million in costs associated with the termination of long-term agreements. Information regarding employee benefits and long-term contract termination accruals is as follows:

(in thousands)	2006 Charges	Cash Paid	Balance as of December 31, 2006
Employee termination benefits	$13,653	$(13,653)
Other long-term agreement costs	2,532	(1,419)	$1,113

Total	$16,185	$(15,072)	$1,113

Information regarding long-term accruals for 2007 is as follows:

(in thousands)	Balance as of December 31, 2006	2007 Adjustments	Cash Paid	Balance as of December 31, 2007
Other long-term agreement costs	$1,113	$(905)	$(208)	$—

Assets and liabilities of our discontinued operations consisted of the following:

(in thousands)	As of December 31, 2006
Assets:
Property, plant and equipment	$4,738
Intangible assets	55,923
Other assets	576

Assets of discontinued operations	$61,237

Liabilities:
Deferred income taxes	$19,277
Other liabilities	442

Liabilities of discontinued operations	$19,719

5. Asset Write-Downs and Other Charges and Credits

Income from continuing operations was affected by the following:

Write-down of goodwill and other intangible assets

In conjunction with impairment tests of goodwill and intangible assets, we determined that the carrying value of our uSwitch business exceeded its fair value. Accordingly, our 2007 results include a write-down of goodwill and intangible assets totaling $411 million, including $312 million of nondeductible goodwill. Net income was reduced by $382 million.

Investment results

Investment results, reported in the caption “Miscellaneous, net” in our Consolidated Statements of Income, include realized gains from the sale of certain investments in 2007. Net income was increased by $5.9 million.

Voluntary separation agreements

A majority of our newspapers offered voluntary separation plans to eligible employees during 2007. In connection with the acceptance of the offer by 137 employees, we accrued severance related costs of $8.9 million in 2007. These costs reduced net income $5.4 million. Cash expenditures related to these separation plans were $7.2 million through 2007.

Income tax adjustments

In 2006, we modified filing positions in certain state and local tax jurisdictions in which we operate, including filing amended returns for prior periods, and changed estimates for unrealizable state operating loss carryforwards. These items reduced the tax provision and increased income from continuing operations by $13.0 million.

Denver newspaper production facilities

In 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense beginning in the third quarter of 2005. The increased depreciation resulted in a decrease in our equity in earnings from JOAs of $4.0 million in 2007, $12.2 million in 2006 and $20.4 million in 2005. Net income was decreased by $2.4 million in 2007, $7.6 million in 2006 and $12.6 million in 2005.

6. Income Taxes

We file a consolidated federal income tax return, consolidated unitary return in certain states, and other separate state income tax returns for certain of our subsidiary companies. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and incorporated limited liability companies that have been elected to be treated as partnerships for tax purposes (“pass-through entities”). Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Food Network is operated under the terms of a general partnership agreement. Fine Living is a limited liability company and is treated as a partnership for tax purposes. As a result, federal and state income taxes for these pass-through entities accrue to the individual partners.

Consolidated income before income tax consisted of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Income allocated to Scripps	$171,964	$617,300	$559,367
Income of pass-through entities allocated to non-controlling interests	82,683	72,904	54,431

Income from continuing operations before income taxes and minority interest	$254,647	$690,204	$613,798

The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$159,337	$193,381	$139,209
Tax benefits from NOLs	(7,489)	(22,763)	(13,797)

Federal, net	151,848	170,618	125,412

State and local	18,637	23,841	34,112
Tax benefits from NOLs	(12,844)	(483)	(3,116)

State and local, net	5,793	23,358	30,996

Foreign	(929)	535	2,441

Total	156,712	194,511	158,849
Tax benefits of compensation plans allocated to additional paid-in capital	3,836	7,227	10,362

Total current income tax provision	160,548	201,738	169,211

Deferred:
Federal	7,596	4,217	43,810
Other	6,747	(4,464)	2,305

Total	14,343	(247)	46,115
Deferred tax allocated to other comprehensive income	2,374	17,770	1,489

Total deferred income tax provision	16,717	17,523	47,604

Provision for income taxes	$177,265	$219,261	$216,815

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	2.3	2.1	3.5
Income of pass-through entities allocated to non-controlling interests	(4.3)	(3.7)	(3.1)
Section 199 - Production Activities Deduction	(1.9)	(0.8)	(0.4)
Interest expense tax benefits from uSwitch	(1.0)	(0.4)
Adjustment of net operating loss carryforward valuation allowances	1.4	(0.6)
Miscellaneous	(0.1)	0.2	0.3

Effective income tax rate excluding effects of uSwitch impairment	31.4%	31.8%	35.3%
Impact of uSwitch impairment	38.2

Effective income tax rate	69.6%	31.8%	35.3%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
(in thousands)	2007	2006
Temporary differences:
Property, plant and equipment	$49,659	$61,011
Goodwill and other intangible assets	249,083	270,109
Investments, primarily gains and losses not yet recognized for tax purposes	94,505	67,086
Programs and program licenses	25,413	101
Accrued expenses not deductible until paid	(9,759)	(10,974)
Deferred compensation and retiree benefits not deductible until paid	(55,684)	(43,640)
Other temporary differences, net	1,391	5,890

Total temporary differences	354,608	349,583
Tax basis capital loss carryforwards		(683)
Federal net operating loss carryforwards	(6,006)	(13,495)
State and foreign net operating loss carryforwards	(23,735)	(31,942)
Valuation allowance for deferred tax assets	19,401	9,016

Net deferred tax liability	$344,268	$312,479

Acquired federal net operating loss carryforwards totaled $17.2 million at December 31, 2007. The federal net operating loss carryforwards expire between 2018 and 2024. We expect to be able to fully utilize the carryforwards on our federal income tax returns.

Total state net operating loss carryforwards were $204 million at December 31, 2007. Our state tax loss carryforwards expire between 2008 and 2026. Because separate state income tax returns are filed for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Federal and state carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance. Changes in estimates on valuation allowances related to operating loss carryforwards increased our tax provision $9.5 million in 2007 and reduced our tax provision $4.4 million in 2006.

At December 31, 2007, we had $31 million in deferred tax assets related to net operating loss carryforwards of our U.K. subsidiary. Although these carryforwards are subject to unlimited carryforward periods, the gross deferred tax assets were reduced by a valuation allowance of $9.5 million as it is more likely than not that these loss carryforwards will not be realized.

        Undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax returns that could be subject to additional U.S. or foreign tax if remitted totaled $1.7 million as of December 31, 2007. No provision for U.S. or foreign income tax has been made on these undistributed earnings as management intends to remit only the portions of such earnings that would be offset by U.S. foreign tax credits and intends to reinvest the remainder outside the U.S. indefinitely. As a result, for this portion of the unremitted earnings it is not practicable to estimate the amount of deferred income taxes.

        Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, we recognized a $30.9 million increase in our liability for unrecognized tax benefits, interest, and penalties with a corresponding decrease to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at January 1, 2007	$66,200
Increases in tax positions for prior years	500
Decreases in tax positions for prior years	(5,100)
Increases in tax positions for current year	14,900
Settlements	—
Lapse in statute of limitations	(8,100)

Gross unrecognized tax benefits at December 31, 2007	$68,400

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $45.7 million at December 31, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2007, we had accrued interest related to unrecognized tax benefits of $12.6 million.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2007, we had been examined by the Internal Revenue Service (IRS) through calendar year 2001. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $7.8 million.

Our tax years for 2002 and 2004 and forward are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for 2003 or years before 2002.

7. Joint Operating Agreements and Partnerships

Three of our newspapers as of December 31, 2007 were operated pursuant to the terms of joint operating agreements (“JOAs”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA maintains a separate and independent editorial operation.

The table below provides certain information about our JOAs.

Newspaper / Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
The Albuquerque Tribune/ Journal Publishing Company	1933	2022
The Cincinnati Post/Gannett Co. Inc.	1977	2007
Denver Rocky Mountain News/MediaNews Group, Inc.	2001	2051

The JOAs generally provide for automatic renewals unless an advance termination notice ranging from two to five years is given by either party. Gannett terminated the Cincinnati JOA upon its expiration in December 2007 and we ceased publication of our newspapers that participate in the Cincinnati JOA at the end of the year.

The combined sales, production and business operations of the newspapers are either jointly managed or are solely managed by one of the newspapers. The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We do not have management responsibilities for the combined operations of the Albuquerque JOA.

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits, a 40% share of the Albuquerque JOA profits, and received approximately 20% to 25% of the Cincinnati JOA profits.

In the third quarter of 2007, we announced that we were seeking a buyer for The Albuquerque Tribune and intended to close the newspaper if a qualified buyer was not found. In February 2008, we announced that we will close the newspaper and that the Albuquerque Tribune will publish its final edition on February 23, 2008. We also reached an agreement with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

In 2006, we formed a newspaper partnership with MediaNewsGroup, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

8. Investments

Investments consisted of the following:

	As of December 31,
(in thousands, except share data)	2007	2006
Securities available for sale (at market value):
Time Warner (common shares- 2007, 2,008,000; 2006, 2,011,000)	$33,152	$43,804
Other available-for-sale securities	2,832	2,130

Total available-for-sale securities	35,984	45,934
Denver JOA	115,878	116,875
Colorado newspaper partnership	27,494	30,157
Joint ventures	39,240	24,953
Other equity securities	8,064	7,430

Total investments	$226,660	$225,349

Unrealized gains on securities available for sale	$6,391	$16,174

Investments available for sale represent securities in publicly-traded companies and are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date. As of December 31, 2007, there were no significant unrealized losses on our available-for-sale securities.

In the first quarter of 2007, we contributed our 12% interest in Fox Sports Net South for a 7.25% interest in Fox-BRV Southern Sports Holdings, LLC (“Fox-BRV”). Fox-BRV will manage and operate both the Sports South and Fox Sports Net South regional television networks.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at December 31, 2007. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2007	2006
Land and improvements	$79,555	$77,071
Buildings and improvements	273,349	258,710
Equipment	650,941	601,032
Computer software	143,093	100,706

Total	1,146,938	1,037,519
Accumulated depreciation	587,265	525,781

Net property, plant and equipment	$559,673	$511,738

10. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2007	2006
Goodwill	$1,666,206	$1,961,051

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748
Customer lists	227,064	204,082
Copyrights and other trade names	52,966	34,306
Other	32,657	48,971

Total carrying amount	382,850	357,522

Accumulated amortization:
Acquired network distribution	(10,563)	(7,758)
Broadcast television network affiliation relationships	(3,582)	(2,480)
Customer lists	(151,194)	(39,089)
Copyrights and other trade names	(34,793)	(5,427)
Other	(20,113)	(19,147)

Total accumulated amortization	(220,245)	(73,901)

Net amortizable intangible assets	162,605	283,621

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622

Total other intangible assets	188,227	309,243

Total goodwill and other intangible assets	$1,854,433	$2,270,294

In the course of performing impairment reviews in accordance with FAS 142 and FAS 144, we determined that the goodwill and other intangible assets of the uSwitch business were impaired. Accordingly, a pretax write-down of goodwill and other intangible assets totaling $411 million was recorded in 2007. To determine the fair value of our reporting units and other intangible assets, we used market data and discounted cash flow analyses. No other impairment losses were recorded in 2007.

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2005	$240,502	$789,315	$216,467	$401,492	$18	$1,647,794
Business acquisitions		14,318		288,817		303,135
Formation of Colorado newspaper partnership		(25,731)				(25,731)
Other adjustments			2,900	(1,774)		1,126
Foreign currency translation adjustment				34,727		34,727

Balance as of December 31, 2006	240,502	777,902	219,367	723,262	18	1,961,051
Business acquisitions	24,934	998				25,932
Adjustment of purchase price allocations				(14,703)		(14,703)
Write-down of uSwitch				(312,116)		(312,116)
Other adjustments		6,721	(3,953)			2,768
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				3,274		3,274

Balance as of December 31, 2007	$265,436	$785,621	$215,414	$399,717	$18	$1,666,206

Amortizable intangible assets:
Balance as of December 31, 2005	$41,093	$4,305	$26,266	$128,116		$199,780
Business acquisitions		8,468		108,091		116,559
Formation of Colorado newspaper partnership		(2,407)				(2,407)
Reclass from other indefinite-lived intangible assets	919	1,168				2,087
Other additions		8				8
Foreign currency translation adjustment				11,875		11,875
Amortization	(3,305)	(1,467)	(1,129)	(38,380)		(44,281)

Balance as of December 31, 2006	38,707	10,075	25,137	209,702		283,621
Business acquisitions		997				997
Adjustment of purchase price allocations				21,004		21,004
Other additions		100		40		140
Write-down of uSwitch				(98,890)		(98,890)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				4,269		4,269
Amortization	(3,269)	(1,962)	(1,129)	(42,176)		(48,536)

Balance as of December 31, 2007	$35,438	$9,210	$24,008	$93,949		$162,605

Other indefinite-lived intangible assets:
Balance as of December 31, 2005	$919	$1,168	$25,622			$27,709
Reclass to amortizable intangible assets	(919)	(1,168)				(2,087)

Balance as of December 31, 2006			25,622			25,622

Balance as of December 31, 2007			$25,622			$25,622

The goodwill acquired in the uSwitch and newspaper acquisitions is not expected to be deductible for income tax purposes. Estimated amortization expense of intangible assets for each of the next five years is expected to be $24.9 million in 2008, $24.1 million in 2009, $20.5 million in 2010, $18.9 million in 2011, $16.6 million in 2012 and $57.6 million in later years.

11. Programs and Program Licenses

Programs and program licenses consisted of the following:

	As of December 31,
(in thousands)	2007	2006
Cost of programs available for broadcast	$985,570	$825,943
Accumulated amortization	661,529	531,376

Total	324,041	294,567
Progress payments on programs not yet available for broadcast	157,024	134,504

Total programs and program licenses	$481,065	$429,071

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $305 million at December 31, 2007. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $290 million in 2007, $287 million in 2006, and $212 million in 2005.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2008	$171,771	$115,084	$286,855
2009	92,818	137,773	230,591
2010	46,537	100,622	147,159
2011	12,915	69,773	82,688
2012		31,900	31,900
Later years		6,543	6,543

Total	$324,041	$461,695	$785,736

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

	As of December 31,
(in thousands)	2007	2006
Network launch incentives	$90,542	$111,380
Unbilled affiliate fees	44,825	44,198

Total unamortized network distribution incentives	$135,367	$155,578

We capitalized launch incentive payments totaling $0.4 million in 2007, $1.2 million in 2006, and $1.2 million in 2005.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2007	$27,017
2006	30,589
2005	29,808

Estimated amortization for the year ending December 31:
2008	$31,895
2009	35,118
2010	24,890
2011	25,505
2012	14,752
Later years	3,207

Total	$135,367

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2007	2006
Variable-rate credit facilities, including commercial paper	$79,559	$190,461
6.625% notes due in 2007		99,989
3.75% notes due in 2008	39,950	39,356
4.25% notes due in 2009	86,091	86,008
4.30% notes due in 2010	112,840	149,832
5.75% notes due in 2012	184,922	199,310
Other notes	1,301	1,425

Total long-term debt	$504,663	$766,381

Fair value of long-term debt *	$501,395	$760,266

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

We have Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 4.9% at December 31, 2007 and 5.3% at December 31, 2006.

During 2006, we repurchased $10 million principal amount of our 3.75% notes due in 2008 for $9.8 million and repurchased $13.8 million principal amount of our 4.25% notes due in 2009 for $13.3 million. In 2007, we repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million.

In 2003, we entered into a receive-fixed, pay-floating interest rate swap to achieve a desired proportion of fixed-rate versus variable-rate debt. The interest rate swap was due to expire upon the maturity of the $50 million, 3.75% notes in 2008 and we effectively converted those fixed-rate notes into variable-rate borrowings. The swap agreement was designated as a fair-value hedge of the underlying fixed-rate notes. Accordingly, changes in the fair value of the interest rate swap (due to movements in the benchmark interest rate) were recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to either other assets or other liabilities. The changes in the fair value of the interest rate swap and the underlying fixed-rate obligation were recorded as equal and offsetting unrealized gains and losses in the Consolidated Statements of Income. The interest rate swap was terminated in 2006. The difference between the fair value of underlying notes and the face amount will be amortized to interest expense over the remaining terms of the notes.

Scheduled principal payments on long-term debt at December 31, 2007, were: 2008, $40.1 million; 2009, $86.4 million; 2010, $113 million; 2011, $79.7 million; 2012, $186 million; and later years, $0.5 million.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We are in compliance with all debt covenants.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of December 31, 2007, we had outstanding letters of credit totaling $8.2 million.

Capitalized interest was $0.4 million in 2007 and $0.1 million in 2006. We did not capitalize any interest in 2005.

14. Other Liabilities

Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2007	2006
Program rights payable	$3,070	$3,058
Employee compensation and benefits	41,418	38,570
Liability for pension benefits	75,935	53,627
Network distribution incentives	6,738	10,529
Tax reserve	53,830	16,869
Other	18,311	17,945

Other liabilities (less current portion)	$199,302	$140,598

The carrying value of our program rights and network distribution incentive liabilities approximate their fair value.

15. Minority Interests

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In 2006, we notified a minority owner that we exercised our call option on their 3.75% interest in Fine Living. An independent valuation process to determine the exercise price is currently underway, and the exercise will be finalized once a fair value is agreed upon. The put options on the remaining non-controlling interest in Fine Living are currently exercisable. The call options become exercisable in 2016. No amounts have been recorded in our Consolidated Balance Sheets related to these options.

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

16. Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Other changes in certain working capital accounts, net:
Accounts receivable	$(26,542)	$(61,384)	$(85,405)
Inventories	1,927	(615)	(785)
Accounts payable	2,386	9,614	(12,556)
Accrued income taxes	(13,773)	31,414	7,483
Accrued employee compensation and benefits	4,321	3,572	10,573
Accrued interest	(5,093)	2,940	390
Other accrued liabilities	6,180	5,684	6,289
Other, net	1,138	(3,398)	326

Total	$(29,456)	$(12,173)	$(73,685)

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Supplemental
Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$41,088	$51,490	$38,183

Income taxes paid continuing operations	$164,393	$167,267	$150,165
Income taxes paid (refunds received) discontinued operations	15,952	(22,789)	(3,180)

Total income taxes paid	$180,345	$144,478	$146,985

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Service cost	$18,633	$18,370	$18,439
Interest cost	26,792	24,991	22,931
Expected return on plan assets, net of expenses	(35,355)	(33,039)	(30,156)
Amortization of prior service cost	585	482	320
Amortization of actuarial (gain)/loss	470	4,225	2,935
Curtailment/Settlement losses		819
Special termination benefits	44	700

Total for defined benefit plans	11,169	16,548	14,469
Multi-employer plans	1,263	592	439
SERP	6,815	5,463	4,023
Defined contribution plans	8,370	8,063	7,220

Total	$27,617	$30,666	$26,151

The curtailment, settlement and special termination costs incurred in 2006 are primarily attributed to the divestiture of our Shop At Home business and related severance of employees.

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Current year actuarial gain/(loss)	$9,240	N/A	N/A
Curtailment effects	(289)	N/A	N/A
Amortization of actuarial gain/(loss)	(470)	N/A	N/A
Current year prior service (credit)/cost	510	N/A	N/A
Amortization of prior service credit/(cost)	(585)	N/A	N/A

Total	$8,406

In addition to the amounts summarized above, amortization on actuarial losses of $2.4 million and $0.3 million of estimated prior service credits were recorded through other comprehensive income in 2007 related to our SERP plan. A current year actuarial loss of $3.6 million was also recognized related to our SERP plan in 2007.

Assumptions used in determining the annual retirement plans expense were as follows:

	2007	2006	2005
Used to determine annual expense:
Discount rate	6.00%	5.75%	6.00%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%
Increase in compensation levels	5.00%	4.50%	4.50%

The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods, which exceed our current forward-looking assumption.

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

Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2008	2007	2006
US equity securities	52%	53%	53%
Non-US equity securities	13	13	13
Fixed-income securities	35	34	34

Total	100%	100%	100%

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

Obligations and Funded Status – Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2007	2006	2007	2006
Accumulated benefit obligation	$407,382	$374,924	$41,490	$35,275

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$439,249	$432,226	$44,955	$30,652
Service cost	18,633	18,370	2,035	1,484
Interest cost	26,792	24,991	2,648	2,147
Benefits paid	(18,902)	(18,858)	(2,243)	(2,349)
Actuarial losses (gains)	6,649	(17,505)	3,577	14,604
Plan amendments	510	3,484		(1,583)
Curtailments/Settlements	(289)	(4,159)
Special termination benefits	44	700

Projected benefit obligation at end of year	472,686	439,249	50,972	44,955

Plan assets:
Fair value at beginning of year	436,792	407,530
Actual return on plan assets	32,764	49,210
Company contributions	2,844	1,380	2,243	2,349
Benefits paid	(18,902)	(18,858)	(2,243)	(2,349)
Settlements		(2,470)

Fair value at end of year	453,498	436,792

Funded status	$(19,188)	$(2,457)	$(50,972)	$(44,955)
Amounts recognized as assets and liabilities in Consolidated Balance Sheets:
Noncurrent assets	$8,975	$9,130
Current liabilities			$(2,676)	$(2,566)
Noncurrent liabilities	(28,163)	(11,587)	(48,296)	(42,389)

Total	$(19,188)	$(2,457)	$(50,972)	$(44,955)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net actuarial loss	$56,719	$48,239	$27,629	$26,459
Unrecognized prior service cost (credit)	4,702	4,777	(2,046)	(2,321)

Total	$61,421	$53,016	$25,583	$24,138

Related to our defined benefit pension plans, we expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $1.2 million for the net actuarial loss and $0.6 million for the prior service costs during 2008. The estimated actuarial loss for our non-qualified SERP plan that will be amortized from accumulated other comprehensive income into net period benefit costs during 2008 is $2.7 million. The estimated prior service credit for our SERP plan that will be recognized in net periodic benefit costs in 2008 is $0.3 million.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2007	2006	2007	2006
Accumulated benefit obligation	$33,081	$43,666	$41,490	$35,275
Projected benefit obligation	33,525	45,293	50,972	44,955
Fair value of plan assets	30,863	38,157

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2007	2006	2007	2006
Projected benefit obligation	$447,177	$400,490	$50,972	$44,955
Fair value of plan assets	419,016	388,903

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2007	2006	2005
Discount rate	6.25%	6.00%	5.75%
Increase in compensation levels	4.80%	5.00%	4.50%

We anticipate contributing $2.7 million to fund current benefit payments for our non-qualified SERP plan in 2008. We have met the minimum funding requirements for our defined benefit pension plans. Accordingly, we do not anticipate making any contributions to these plans in 2008.

Estimated future benefit payments expected to be paid for the next ten years are $19.6 million in 2008, $20.3 million in 2009, $21.5 million in 2010, $22.4 million in 2011, $24.2 million in 2012 and a total of $155 million for the five years ending 2017.

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Segment operating revenues:
Scripps Networks	$1,184,901	$1,052,403	$903,014

Newspapers:
Newspapers managed solely by us	658,327	716,086	699,981
JOAs and newspaper partnerships	230	208	538

Total	658,557	716,294	700,519
Boulder prior to formation of Colorado newspaper partnership		2,189	28,392

Total newspapers	658,557	718,483	728,911
Broadcast television	325,841	363,506	317,659
Interactive media	256,364	271,066	99,447
Licensing and other media	91,838	94,639	105,692
Corporate	2,306	1,297	332
Intersegment eliminations	(2,667)	(3,317)	(421)

Total operating revenues	$2,517,140	$2,498,077	$2,154,634

Segment profit (loss):
Scripps Networks	$603,493	$517,425	$414,095

Newspapers:
Newspapers managed solely by us	135,870	189,223	204,448
JOAs and newspaper partnerships	10,516	6,510	14,519

Total	146,386	195,733	218,967
Boulder prior to formation of Colorado newspaper partnership		(125)	3,736

Total newspapers	146,386	195,608	222,703
Broadcast television	83,860	120,706	87,954
Interactive media	39,692	67,684	27,980
Licensing and other media	10,659	12,682	18,998
Corporate	(67,382)	(59,698)	(41,917)
Intersegment eliminations	(175)	(293)
Depreciation and amortization of intangibles	(131,550)	(115,099)	(82,378)
Write-down of uSwitch goodwill and intangible assets	(411,006)
Gain on formation of Colorado newspaper partnership		3,535
Gains (losses) on disposal of property, plant and equipment	(632)	(1,124)	(602)
Interest expense	(37,982)	(55,965)	(38,791)
Miscellaneous, net	19,284	4,743	5,756

Income from continuing operations before income taxes and minority interests	$254,647	$690,204	$613,798

Depreciation:
Scripps Networks	$19,922	$16,688	$14,102

Newspapers:
Newspapers managed solely by us	22,273	21,251	20,021
JOAs and newspaper partnerships	1,332	1,299	1,228

Total	23,605	22,550	21,249
Boulder prior to formation of Colorado newspaper partnership		111	1,258

Total newspapers	23,605	22,661	22,507
Broadcast television	16,939	17,701	18,729
Interactive media	20,323	11,221	4,305
Licensing and other media	475	559	1,035
Corporate	1,750	1,988	2,200

Total depreciation	$83,014	$70,818	$62,878

Amortization of intangibles:
Scripps Networks	$3,269	$3,305	$3,268

Newspapers:
Newspapers managed solely by us	1,962	1,446	318
JOAs and newspaper partnerships			267

Total	1,962	1,446	585
Boulder prior to formation of Colorado newspaper partnership		21	124

Total newspapers	1,962	1,467	709
Broadcast television	1,129	1,129	1,177
Interactive media	42,176	38,380	14,346

Total amortization of intangibles	$48,536	$44,281	$19,500

	For the years ended December 31,
(in thousands)	2007	2006	2005
Additions to property, plant and equipment:
Scripps Networks	$36,046	$18,968	$22,635

Newspapers:
Newspapers managed solely by us	27,609	46,725	14,924
JOAs and newspaper partnerships	380	1,346	1,974

Total newspapers	27,989	48,071	16,898
Broadcast television	19,147	11,268	13,524
Interactive media	35,564	21,534	5,608
Licensing and other media	5,284	478	551
Corporate	5,083	5,171	4,089

Total additions to property, plant and equipment	$129,113	$105,490	$63,305

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$321,475	$286,299	$209,335

Newspapers:
Newspapers managed solely by us	1,995	25,091	958
JOAs and newspaper partnerships	228	210	8,380

Total newspapers	2,223	25,301	9,338
Interactive media		372,157	535,127
Corporate	1,122	641	2,401

Total	$324,820	$684,398	$756,201

Assets:
Scripps Networks	$1,404,188	$1,279,112	$1,155,809

Newspapers:
Newspapers managed solely by us	1,110,646	1,113,052	1,062,464
JOAs and newspaper partnerships	156,222	162,814	210,768

Total newspapers	1,266,868	1,275,866	1,273,232
Broadcast television	483,902	482,664	491,136
Interactive media	607,335	1,037,262	586,291
Licensing and other media	33,120	30,040	34,888
Investments	44,227	53,293	44,181
Corporate	165,652	124,860	216,397

Total assets of continuing operations	4,005,292	4,283,097	3,801,934
Discontinued operations		61,237	230,694

Total assets	$4,005,292	$4,344,334	$4,032,628

No single customer provides more than 10% of our revenue. We earn international revenues from our uSwitch business that operates primarily in the United Kingdom. We also earn international revenues from the licensing of comic characters and HGTV and Food Network programming in international markets. Approximately 75% of our international revenues, which approximate $110 million in 2007, are provided from the United Kingdom and Japanese markets.

Other additions to long-lived assets include investments, capitalized intangible assets, and Scripps Networks capitalized programs and network launch incentives.

19. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2007, were: 2008, $20.8 million; 2009, $21.7 million; 2010, $18.9 million; 2011, $16.8 million; 2012, $16.7 million; and later years, $72.6 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $32.1 million in 2007, $26.3 million in 2006 and $24.3 million in 2005.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2007, were: 2008, $66.9 million; 2009, $75.7 million; 2010, $31.5 million; 2011, $17.6 million; 2012, $9.9 million; and later years, $50.0 million. We expect these contracts will be replaced with similar contracts upon their expiration.

20. Capital Stock and Stock Compensation Plans

Capital Stock – Scripps’ capital structure includes Common Voting Shares and Class A Common shares. The articles of incorporation provide that the holders of Class A Common shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we are authorized to repurchase up to 5.0 million Class A Common shares. Since 2005, a total of 3.4 million shares have been repurchased under the program at prices ranging from $38 to $53 per share. The balance remaining on the authorization is 1.6 million shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of common shares under the program.

Incentive Plans – Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 3.9 million as of December 31, 2007.

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

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions used in the model are as follows:

	For the years ended December 31,
	2007	2006	2005
Weighted-average fair value of stock options granted	$12.58	$12.75	$11.54
Assumptions used to determine fair value:
Dividend yield	1.0%	0.9%	0.8%
Risk-free rate of return	4.7%	4.6%	3.8%
Expected life of options (years)	5.35	5.38	5.38
Expected volatility	20.6%	21.3%	22.2%

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

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2004	11,158,734	$35.27	$13 - 54
Granted in 2005	1,895,250	46.87	46 - 51
Exercised in 2005	(1,203,600)	26.85	17 - 49
Forfeited in 2005	(210,054)	43.44	24 - 52

Outstanding at December 31, 2005	11,640,330	37.89	13 - 54

Options exercisable at December 31, 2005	7,913,789	$33.84	$13 - 54

Outstanding at December 31, 2005	11,640,330	$37.89	$13 - 54
Granted in 2006	2,065,264	48.43	42 - 49
Exercised in 2006	(1,066,815)	30.16	13 - 49
Forfeited in 2006	(190,717)	46.51	24 - 52

Outstanding at December 31, 2006	12,448,062	40.17	17 - 54

Options exercisable at December 31, 2006	8,884,907	$37.03	$17 - 54

Outstanding at December 31, 2006	12,448,062	$40.17	$17 - 54
Granted in 2007	1,607,106	48.27	41 - 49
Exercised in 2007	(548,087)	29.32	17 - 49
Forfeited in 2007	(279,525)	44.97	17 - 52

Outstanding at December 31, 2007	13,227,556	41.50	20 - 54

Options exercisable at December 31, 2007	10,070,487	$39.44	$20 - 54

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Cash received upon exercise	$15,903	$32,198	$32,345
Intrinsic value (market value on date of exercise less exercise price)	10,295	19,638	27,359
Tax benefits realized	3,861	7,364	9,576

Substantially all options granted prior to 2005 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding			Options Exercisable
(dollars in millions, except per share amounts) Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
1998 - expire in 2008	$20 - 27	0.21	59,500	$23.76	$1.3	59,500	$23.76	$1.3
1999 - expire in 2009	21 - 25	1.07	595,750	23.52	12.8	595,750	23.52	12.8
2000 - expire in 2010	22 - 30	2.17	1,019,266	24.78	20.6	1,019,266	24.78	20.6
2001 - expire in 2011	29 - 35	3.11	1,189,516	32.12	15.3	1,189,516	32.12	15.3
2002 - expire in 2012	37 - 39	4.18	1,538,384	37.68	11.3	1,538,384	37.68	11.3
2003 - expire in 2013	40 - 46	5.19	1,683,176	40.09	8.3	1,683,176	40.09	8.3
2004 - expire in 2014	46 - 54	6.21	1,917,166	49.29	—	1,917,166	49.29	—
2005 - expire in 2013	46 - 51	5.16	1,712,347	46.90	—	1,236,086	47.02	—
2006 - expire in 2014	42 - 49	6.19	1,940,025	48.40	—	804,679	48.30	—
2007 - expire in 2015	41 - 49	7.17	1,572,426	48.27	0.3	26,964	48.82	—

Total	$20 - 54	5.8	13,227,556	$41.50	$69.9	10,070,487	$39.44	$69.6

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

Information related to restricted stock transactions is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices
Unvested shares at December 31, 2004	453,954	$39.58	$23 - 53
Shares awarded in 2005	8,750	49.23	48 - 50
Shares vested in 2005	(211,196)	44.28	32 - 52
Shares forfeited in 2005	(2,500)	47.28	47

Unvested shares at December 31, 2005	249,008	41.93	23 - 53
Shares issued for 2005 performance share awards	144,036	46.48	46 - 48
Shares awarded in 2006	50,500	48.98	49
Shares vested in 2006	(210,142)	42.19	31 - 53
Shares forfeited in 2006	(3,616)	47.96	47 - 49

Unvested shares at December 31, 2006	229,786	46.31	39 - 53
Shares issued for 2006 performance share awards	129,418	47.75	45 - 49
Shares awarded in 2007	21,050	43.34	41 - 45
Shares vested in 2007	(153,361)	45.76	39 - 53
Shares forfeited in 2007	(800)	47.37	44 - 48

Unvested shares at December 31, 2007	226,093	$47.24	$41 - 51

Performance share awards with a target of 142,145 Class A Common shares were granted in 2007. The weighted-average price of an underlying Class A Common share on the dates of grant was $48.82. The number of shares ultimately issued depends upon the extent to which specified performance measures are met. Such performance measures for these awards is segment profit as defined in Note 18. The shares earned and issued vest over a three year service period from the date of grant.

The following table presents additional information about restricted stock vesting:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Fair value of shares vested	$7,133	$9,860	$4,633
Tax benefits realized	1,473	2,141	1,622

Stock Compensation Costs – Stock compensation expense recognized in 2007 and in 2006, and on a pro forma basis for 2005 assuming we had been applying the fair value provisions of FAS 123 as previously disclosed in the footnotes to our financial statements for those periods, and the effect on income and earnings per share, is as follows:

	For the years ended December 31,
(in thousands, except per share data)	2007	2006	2005
Stock-based compensation:
As reported:
Stock options	$19,190	$21,067	$1,165
Restricted stock, RSUs and performance shares	6,771	7,263	7,986

Total stock compensation as reported	25,961	28,330	9,151
Additional compensation to adjust intrinsic value to fair value			22,103

Total fair-value based stock compensation	$25,961	$28,330	$31,254

Fair-value based stock compensation, net of tax:
As reported:	$16,226	$17,706	$5,948
Additional compensation to adjust intrinsic value to fair value			14,367

Fair-value based stock compensation, net of tax	$16,226	$17,706	$20,315

Effect of fair-value based stock compensation on basic and diluted earnings per share	$0.10	$0.11	$0.12

As of December 31, 2007, $17.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years and $6.1 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 0.8 years.

21. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$601,424	$640,074	$596,446	$679,196	$2,517,140
Costs and expenses	(449,999)	(443,350)	(429,719)	(440,760)	(1,763,828)
Depreciation and amortization of intangibles	(34,442)	(32,210)	(31,652)	(33,246)	(131,550)
Gain on formation of Colorado newspaper partnership
Write-down of uSwitch goodwill and intangible assets				(411,006)	(411,006)
Gains (losses) on disposal of property, plant and equipment	(89)	(243)	(544)	244	(632)
Interest expense	(10,201)	(10,729)	(9,072)	(7,980)	(37,982)
Equity in earnings of JOAs and other joint ventures	7,549	18,139	15,544	21,989	63,221
Miscellaneous, net	846	2,915	12,056	3,467	19,284
Provision for income taxes	(32,391)	(55,917)	(46,957)	(42,000)	(177,265)
Minority interests	(17,980)	(20,988)	(18,176)	(25,837)	(82,981)

Income (loss) from continuing operations	64,717	97,691	87,926	(255,933)	(5,599)
Income (loss) from discontinued operations, net of tax	3,767	(230)	441		3,978

Net income (loss)	$68,484	$97,461	$88,367	$(255,933)	$(1,621)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$.40	$.60	$.54	$(1.57)	$(.03)
Income (loss) from discontinued operations	.02	(.00)	.00		.02

Net income (loss) per basic share of common stock	$.42	$.60	$.54	$(1.57)	$(.01)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$.39	$.59	$.54	$(1.56)	(.03)
Income (loss) from discontinued operations	.02	(.00)	.00		.02

Net income (loss) per diluted share of common stock:	$.42	$.59	$.54	$(1.56)	$(.01)

Weighted average shares outstanding:
Basic	163,400	163,184	162,818	162,664	163,014
Diluted	164,921	164,390	163,879	163,895	164,267

Cash dividends per share of common stock	$.12	$.14	$.14	$.14	$.54

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$589,729	$641,914	$583,449	$682,985	$2,498,077
Costs and expenses	(422,237)	(420,949)	(418,615)	(439,258)	(1,701,059)
Depreciation and amortization of intangibles	(25,348)	(33,433)	(27,128)	(29,190)	(115,099)
Gain on formation of Colorado newspaper partnership	3,535				3,535
Gains (losses) on disposal of property, plant and equipment	(96)	(60)	(277)	(691)	(1,124)
Hurricane recoveries, net		1,750	150		1,900
Interest expense	(12,153)	(15,537)	(15,281)	(12,994)	(55,965)
Equity in earnings of JOAs and other joint ventures	11,370	14,611	13,942	15,273	55,196
Miscellaneous, net	1,579	1,551	2,134	(521)	4,743
Provision for income taxes	(50,548)	(65,249)	(44,132)	(59,332)	(219,261)
Minority interests	(14,349)	(19,726)	(15,806)	(23,885)	(73,766)

Income from continuing operations	81,482	104,872	78,436	132,387	397,177
Income (loss) from discontinued operations, net of tax	(6,417)	(33,728)	(5,373)	1,561	(43,957)

Net income	$75,065	$71,144	$73,063	$133,948	$353,220

Net income per basic share of common stock:
Income from continuing operations	$.50	$.64	$.48	$.81	$2.43
Income (loss) from discontinued operations	(.04)	(.21)	(.03)	.01	(.27)

Net income per basic share of common stock:	$.46	$.44	$.45	$.82	$2.16

Net income per diluted share of common stock:
Income from continuing operations	$.49	$.64	$.48	$.80	$2.41
Income (loss) from discontinued operations	(.04)	(.20)	(.03)	.01	(.27)

Net income per diluted share of common stock:	$.45	$.43	$.44	$.81	$2.14

Weighted average shares outstanding:
Basic	163,434	163,244	163,090	163,140	163,223
Diluted	165,242	164,785	164,512	164,924	164,849

Cash dividends per share of common stock	$.11	$.12	$.12	$.12	$.47

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts

for the Years Ended December 31, 2007, 2006 and 2005	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2007	$15,477	$6,302	$13,365		$8,414

2006	18,463	4,277	7,263		15,477

2005	20,527	9,784	12,229	$381	18,463

S-2

The E. W. Scripps Company

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
2.01	Agreement and Plan or Merger and Reorganization between The E.W. Scripps Company, Green Monster Acquisition Corp., and Shopzilla, Inc.	(15)	10.22

2.02	Agreement Relating to Sale and Purchase of Major Part of Issued Share Capital of uSwitch Limited	(19)	2.02

2.02B	Minority (1) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited	(19)	2.02B

2.02C	Minority (2) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited	(19)	2.02C

3.01	Articles of Incorporation	(10)	3(i)

3.02	Amended and Restated Code of Regulations	(20)	3.02

4.01	Class A Common Share Certificate	(2)	4

4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1

4.02D	Form of Indenture: 4.25% notes due in 2009	(8)	4.1

4.02E	Form of Indenture: 3.75% notes due in 2008	(8)	4.1

4.02F	Form of Indenture: 4.30% notes due in 2010	(8)	4.1

4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2

4.03D	Form of Debt Securities: 4.25% notes due in 2009	(8)	4.2

4.03E	Form of Debt Securities: 3.75% notes due in 2008	(8)	4.2

4.03F	Form of Debt Securities: 4.30% notes due in 2010	(8)	4.2

10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979 among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01

10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03

10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(7)	10.04

10.08	Amended and Restated 1997 Long-Term Incentive Plan	(12)	10.01

10.09	Form of Executive Officer Nonqualified Stock Option Agreement	(12)	10.03A

10.10	Form of Independent Director Nonqualified Stock Option Agreement	(12)	10.03B

10.11	Form of Performance-Based Restricted Share Agreement	(12)	10.03C

10.12	Form of Restricted Share Agreement (Nonperformance Based)	(17)	10.02C

10.12	Performance-Based Restricted Share Agreement between The E. W. Scripps Company and Mark G. Contreras	(12)	10.03D

10.13	Executive Bonus Plan, as amended April 14, 2005	(12)	10.04

10.14	Consulting agreement between the Company and Alan Horton	(13)	99.01

10.15	Special Retirement Supplement Agreement between the Company and Alan Horton	(13)	99.02

E-1

The E. W. Scripps Company

Index to Exhibits (continued)

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
10.16	Consulting agreement between the Company and Frank Gardner	(16)	10.16

10.17	Special Retirement Supplement Agreement between the Company and Frank Gardner	(16)	10.17

10.40	5-Year Competitive Advance and Revolving Credit Facility Agreement	(18)	10.40

10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44

10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45

10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

10.59	Non-Employee Directors’ Stock Option Plan	(5)	4A

10.61	1997 Deferred Compensation and Stock Plan for Directors	(6)	10.61

10.63	Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.63

10.63.B	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(18)	10.63.B

10.63.C	Amendment No. 3 to Employment Agreement between the Company and Kenneth W. Lowe	(21)	10.63.C

10.64	Employment Agreement between the Company and John F. Lansing, as amended November 12, 2005	(16)	10.64

10.65	Employment Agreement between the Company and Richard A. Boehne	(18)	10.65

10.66	Employment Agreement between the Company and Joseph G. NeCastro	(18)	10.66

10.67	Employment Agreement between the Company and Mark G. Contreras	(18)	10.67

10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	(11)	10.64

10.75	Scripps Senior Executive Change in Control Plan	(11)	10.65

10.76	Scripps Executive Deferred Compensation Plan	(11)	10.66

12	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2007

14	Code of Ethics for CEO and Senior Financial Officers	(14)	14

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-2

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).

(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).

(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.

(5)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E. W. Scripps Company.

(9)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 15, 2004.

(11)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(12)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 9, 2005.

(13)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated December 16, 2004.

(14)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2004.

(15)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2005.

(16)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 28, 2006.

(18)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2006.

(19)	Incorporated by reference to The E. W. Scripps Company Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 2006.

(20)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated May 10, 2007.

(21)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 31, 2007.

E-3