Form 10-K/A
period 2007-12-31
SCRIPPS E W CO /DE
filed 2008-04-29
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

REPORT ON THE NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS

The following table sets forth certain information as to each of the nominees for election to the board of directors.

Name	Age	Director Since	Principal Occupation or Occupation/Business Experience for Past Five Years
Nominees for Election by Holders of Class A Common Shares

William R. Burleigh (1)	72	1990	Chairman of the Company since May 1999. Chief Executive Officer from May 1996 to September 2000, President from August 1994 to January 2000, Chief Operating Officer from May 1994 to May 1996, Executive Vice President from March 1990 through May 1994 and Senior Vice President/Newspapers and Publishing from September 1986 to March 1990.

David A. Galloway (2)	64	2002	President and Chief Executive Officer of Torstar Corporation from 1988 until his retirement in May 2002 (a media company listed on the Toronto Stock Exchange).

David M. Moffett (3)	55	2007	Senior Advisor with The Carlyle Group since August 2007 and Vice Chairman and Chief Financial Officer of U.S. Bancorp from September 1993 until his retirement in February 2007.

Jarl Mohn (4)	56	2002	Trustee of the Mohn Family Trust since September 1991, Interim CEO at MobiTV from May 2007 to October 2007, President and Chief Executive Officer of Liberty Digital, Inc. from January 1999 to March 2002, President and CEO of E! Entertainment Television from January 1990 to December 1998.

Nominees for Election by Holders of Common Voting Shares

John H. Burlingame (5)	74	1988	Retired Partner since January 2003, Active Retired Partner from January 2000 to December 2002, Senior Partner from January 1998 to December 1999, Partner from June 1997 through December 1997 and Executive Partner from 1982 through 1997 of Baker & Hostetler LLP (law firm).

Kenneth W. Lowe	57	2000

President and Chief Executive Officer of the Company since October 2000, and President and Chief Operating Officer from January 2000 to September 2000. Chairman and CEO of Scripps Networks, a subsidiary of the Company, from 1994 to January 2000.

Nicholas B. Paumgarten (6)	62	1988	Chairman, Corsair Capital LLC (an investment firm) since March 2006, Managing Director of J.P. Morgan

Name	Age	Director Since	Principal Occupation or Occupation/Business Experience for Past Five Years
			Chase and Chairman of J.P. Morgan Corsair II Capital Partners L.P. from February 1992 to March 2006 (an investment banking firm and an investment fund).

Jeffrey Sagansky (7)	56	2003

Co-Chairman and CEO of Peace Arch Entertainment since November 2007, Chairman of Elm Tree Partners since January 2007, Chairman of People’s Choice Cable TV since January 2005; Vice Chairman of Paxson Communications from December 2002 to August 2003. President and CEO of Paxson from 1998 to December 2002. Co-President, Sony Pictures Entertainment, from 1996 to 1998. President of CBS Entertainment 1990 to 1994.

Nackey E. Scagliotti (5)(8)	62	1999

Chairman of the Board of Directors since May 1999 and Assistant Publisher from 1996 to May 1999 of The Union Leader Corporation (New Hampshire publisher of daily, Sunday and weekly newspapers). Former President (1999 through 2003) and Publisher (1999 and 2000) of Neighborhood Publications, Inc. (New Hampshire publisher of weekly newspapers).

Paul K. Scripps (8)(9)	62	1986	Vice President/Newspapers of the Company from November 1997 to December 2001 and Chairman from December 1989 to June 1997 of a subsidiary of the Company.

Ronald W. Tysoe (10)	54	1996	Senior Advisor of Perella Weinberg Partners LP from October 2006 to September 2007, Vice Chairman from April 1990 to October 2006 of Federated Department Stores, Inc. (now Macy’s Inc.)

(1)	Mr. Burleigh is a director of Ohio National Financial Services Company (a mutual insurance and financial services company).
(2)	Mr. Galloway is chairman of the board of directors of the Bank of Montreal and of Harris Bankmont (a Montreal bank and subsidiary of the Bank of Montreal) and a director of Toromont Industries (a Caterpillar machinery dealer and gas compression company).
(3)	Mr. Moffett is a director of eBay, Inc., MBIA Insurance Corp. and BMHC Building Material Holding Company (a building services company).
(4)	Mr. Mohn is a director and non-executive chairman of CNET (an advertising supported collection of special interest Web sites) and a director of XM Satellite Radio Holdings, Inc. (a satellite radio service provider), MobiTV (a private company that provides live television and video programming to cell phones), KickApps (a software company with applications to create social networks and community), and Vuze (a peer to peer video distribution platform).
(5)	Mr. Burlingame, Ms. Peirce and Ms. Scagliotti are the trustees of The Edward W. Scripps Trust. Ms. Peirce is expected to become a director of the Company on July 1, 2008.
(6)	Mr. Paumgarten is a director of Compucredit (a credit card company) and Sparta Insurance (an insurance company).
(7)	Mr. Sagansky is a director of American Media (a publishing company).
(8)	Mrs. Scagliotti is an income beneficiary of The Edward W. Scripps Trust. Mr. Paul K. Scripps is a second cousin to Mrs. Scagliotti. Mrs. Scagliotti and Ms. Pierce, who is expected to become a director on July 1, 2008 and is also an income beneficiary of The Edward W. Scripps Trust, are first cousins.

(9)	Mr. Paul K. Scripps serves as a director of the Company pursuant to an agreement between The Edward W. Scripps Trust and John P. Scripps. See “Certain Transactions — John P. Scripps Newspapers.”
(10)	Mr. Tysoe is a director of Canadian Imperial Bank of Commerce, Cintas (a company providing specialized services, including uniform programs and other products, to businesses), NRDC Acquisition Corp. (a special purpose acquisition corporation) and Taubman Centers, Inc. (a real estate company that owns and operate regional shopping centers).

Information regarding executive officers is included in Part 1 of the Form 10-K as permitted by General Instruction G(3).

REPORT ON SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and owners of more than ten percent of the Company’s Class A Common Shares (“10% shareholders”), to file with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Class A Common Shares and other equity securities of the Company. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

CODE OF ETHICS

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Responsibilities

The audit committee is comprised solely of independent directors and, among other things, is responsible for the following reviews, approvals and processes. Additionally, the audit committee members have reviewed the Company’s Code of Ethics and have established guidelines for receiving and reviewing reports on issues raised by employees using the Company’s HelpLine.

•	The engagement of the Company’s independent auditors.

•	The determination as to the independence and performance of the independent auditors.

•	The determination as to the performance of the internal auditors.

•	Review of the scope of the independent audit and the internal audit plan.

•	Preapproval of audit and nonaudit services.

•	Review of disclosure controls and procedures.

•	Review of management’s annual report on internal controls over financial reporting.

•	Review of annual SEC filings.

•	Review of quarterly SEC filings and other communications required to be reported to the committee by the independent auditors.

•	Review of certain regulatory and accounting matters with internal and independent auditors.

•	Consultation with independent auditors.

•	Preparation of its report for the proxy statement.

•	Committee performance evaluation.

•	Review of policies for employing former employees of the independent auditors.

•	Establishment of “whistleblowing” procedures.

•	Review of legal and regulatory compliance.

•	Evaluation of enterprise risk issues.

•	Review of certain transactions with directors and related parties.

In discharging its oversight responsibility as to the audit process, the audit committee reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2007, with the Company’s management, including a discussion of the quality, not just the acceptability, of the accounting principles; the reasonableness of significant judgments; and the clarity of disclosures in the financial statements. The committee also discussed with the Company’s internal auditor and with Deloitte Touche Tohmatsu, and its respective affiliates (collectively the “Deloitte Entities”), the overall scope and plan for their respective audits. The committee meets with the internal auditor and the Deloitte Entities, with and without management present, to discuss the results of their examination, their evaluation of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

CORPORATE GOVERNANCE

Director Independence — Audit Committee

The board of directors of the Company has determined that none of the current members of the audit committee has any relationship with the Company that could interfere with his or her exercise of independence from management and the Company. Each of the members satisfies the definitions of independence set forth in the rules promulgated under the Sarbanes-Oxley Act and in the listing standards of the New York Stock Exchange. The board determined that each member of the committee is financially literate as defined under the current NYSE rules and that Mr. Tysoe is an audit committee financial expert as defined in the SEC rules adopted under the Sarbanes-Oxley Act.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the Company’s compensation program for its President and Chief Executive Officer (CEO), Mr. Kenneth W. Lowe, its Executive Vice President and Chief Financial Officer (CFO), Mr. Joseph G. NeCastro, and its other three most highly compensated executive officers, Mr. Richard W. Boehne, Executive Vice President and Chief Operating Officer, Mr. John F. Lansing, Senior Vice President/Scripps Networks and A. B. Cruz, Executive Vice President and General Counsel. These individuals are referred to collectively as the named executive officers (NEOs).

Overview of Compensation Program

Objectives

The compensation program for the NEOs is designed to meet the following three objectives that align with and support the Company’s strategic business goals:

•	Attract and retain executives who lead the Company’s efforts to build long-term value for shareholders.

•	Reward annual operating performance and increases in shareholder value.

•	Emphasize the variable performance-based components of the compensation program more heavily than the fixed components.

Compensation Elements

The key elements of the Company’s executive compensation program for NEOs are base salary, annual incentives, long-term incentives consisting of stock options and performance-based restricted stock, and retirement benefits. The NEOs also receive certain perquisites, but these perquisites are not a key element of compensation. The chart below illustrates how each element of compensation fulfills the Company’s compensation objectives discussed above.

Program	Form	Fixed or Variable	Objectives

Base salary	Cash	Fixed	• Serves as attraction and retention incentive • Rewards individual performance

Annual incentive	Cash	Variable	• Rewards annual operating results • Emphasizes variable performance-based compensation

Long-term incentive, which includes: performance-based restricted shares, and stock options	Equity	Variable

•     Serves as attraction and retention incentive

•     Rewards for increasing stock price and enhancing long-term value

•     Aligns interests with shareholders

•     Rewards annual operating results

•     Emphasizes variable performance-based compensation

Retirement benefits, including the pension plan, the Supplemental Executive Retirement Plan and the Executive Deferred Compensation Plan	Cash	Fixed	• Serves as attraction and retention incentive

Use of Market Data

The Company believes that each element of the compensation program should remain competitive in order to attract and retain key executive talent. To help determine the competitive market, the Compensation Committee relies, in part, on market compensation data of comparable executive positions within similarly-sized media companies.

The Company considers this market information when establishing base salary, annual incentive and long-term equity opportunities, and generally strives to structure each element close to the median of the market data. However, the Compensation Committee retains the flexibility to make adjustments in order to respond to market conditions, promotions, individual performance or other circumstances. In addition, the Compensation Committee considers the value of the total compensation package when making decisions for each element of compensation. The Compensation Committee also monitors the competitiveness of the Company’s retirement and perquisite programs on an annual basis; although, these benefit programs generally do not change from year-to-year.

As in prior years, the corporate compensation department prepared a market analysis for each of the NEO positions using the media industry survey data. The market analysis included compensation at the median and 75th percentile for each of the following elements:

•	Base salary.

•	Total cash compensation, which is base salary plus actual cash incentive compensation.

•	Total direct compensation, which is total cash compensation plus equity awards.

The Compensation Committee selected a peer group of companies from the survey that were comparable in size and business focus to the Company and therefore compete with the Company for executive talent. A revenue-based regression analysis for each NEO position was included in the market analysis to further refine the comparison. The following table lists the companies included in this group as of 2007:

Towers Perrin Media Survey Public Companies with Revenues > $500 million
ADVO	McGraw-Hill
Belo	Media General
Cablevision Systems	Meredith
CBS	New York Times
Charter Communications	R.R. Donnelley
Clear Channel Communications	Sinclair Broadcast Group
Comcast Cable Communications	Thomson
Discovery Communications	Time Warner
Dow Jones	Tribune
Gannett	Univision Communications
Hearst-Argyle Television	Viacom
IAC/InterActive	Walt Disney
John Wiley & Sons	Washington Post
Lions Gate Entertainment Corp.	Yahoo!
McClatchy

The market analysis included market data for each component described above, plus historical base salary, annual incentive and equity grants of the NEOs for the prior three years. The Compensation Committee used this report in establishing each component of compensation, as described in more detail under “Analysis of Each Compensation Element”.

Variable Compensation

The Company’s long-term success is based on achieving key strategic, financial and operational goals from year-to-year. As a result, a significant portion of the NEOs’ compensation is “variable” or “at risk”. This means that a significant portion of their compensation is directly contingent upon achieving specific results that are essential to the Company’s long-term success and growth in stockholder value. As described in the table above, the variable components of the compensation program include annual incentives, performance-based restricted shares and stock options. Each of these components is described in more detail under the heading “Analysis of Each Compensation Element”.

The Compensation Committee has not established a specific formula for the allocation of fixed and variable compensation components and instead retains the discretion to modify the allocation from year to year. For 2007, an average of 67 percent of the total pay mix for the NEOs was weighted towards variable components. The pay mix for the CEO was roughly 81 percent variable which reflects a greater focus on performance-based pay as a percent of total compensation. The Compensation Committee believes this approach directly aligns the CEO with shareholder interests and is reflective of his greater responsibilities.

As illustrated below for the NEOs, the Company’s pay mix between fixed and variable is relatively consistent with the market:

Analysis of Each Compensation Element

Following is a brief summary of each element of the compensation program for NEOs.

Base Salary

The Company provides competitive base salaries to attract and retain key executive talent. The Compensation Committee believes that a competitive base salary is an important component of total compensation because:

•	It is not variable or “at risk”, meaning that it provides a degree of financial stability for the executives.

•	It compensates NEOs for the value of their role and contributions to the Company.

Base salary also forms the basis for calculating other compensation opportunities for NEOs:

•	It is used to establish annual incentive opportunities (see “Annual Incentive”).

•	It is included in “final average compensation” for purposes of determining retirement benefits (see “Retirement Plans”).

•	It is included in the formula for calculating separation pay due upon a qualifying termination of employment (see “Employment Agreements and Change in Control Plan”).

Base salaries are designed to be competitive with those paid by the companies in the market survey data to executives with similar responsibilities. In order to ensure that the Company paid a competitive base salary in 2007, the Compensation Committee considered the market analysis prepared for each NEO, which reflected the median and 75th percentile base salary levels.

The base salaries for the NEOs are targeted at the median level within the survey data, adjusted to reflect the individual’s scope of responsibilities, level of experience and skill, and the caliber of his or her performance over time. When making these adjustments, the Compensation Committee considers the historical base salary level for each NEO for the past three years and the impact that base salary increases would have on the amount of NEOs’ retirement benefits. The Compensation Committee also takes into account the total direct compensation levels which includes base salary, annual and long-term incentives, when setting the base salary or any of the other elements of total direct compensation. Mr. Lowe, as Chief Executive Officer, also provides the Compensation Committee an annual evaluation of the performance of each executive officer that reports to him and his recommendations for base salary adjustments.

After discussing the individual performance of each NEO and pay recommendations, and after making its own assessment of the performance of each such executive officer, the Compensation Committee established the base salaries for each NEO. As seen in the chart below, base salary increases are larger for those NEOs whose base salary is substantially lower than the market median (Messrs. NeCastro, Lansing and Cruz) in order to be more competitive with the market and in the case of Mr. Cruz to reflect his promotion to executive vice president. Each of Mr. Lowe and Mr. Boehne received a base salary increase that maintains his base salary at a level close to the market median.

NEO	2006 Base Salary as Percent of Market Median	2007 Base Salary Increase Percent
Lowe	100%	4.8%
Boehne	103%	5.4%
NeCastro	79%	9.1%
Lansing	75%	13.0%
Cruz	83%	16.9%

Please refer to the “Salary” column of the Summary Compensation Table of this Form 10-K/A for the 2007 base salaries of the NEOs.

Annual Incentive

The Company maintains the Executive Annual Incentive Plan under which NEOs are eligible to receive annual cash payments based on the extent to which certain operational goals are achieved. This plan was most recently approved by the Company’s shareholders in 2005. The Compensation Committee believes that a competitive annual incentive program is an important component of total compensation because:

•	It rewards executives for achieving annual operating results.

•	It is a performance-based component that provides variable or “at risk” compensation.

•	It is included in the “Final Average Compensation” for purposes of determining Retirement benefits (See “Retirement Benefits”).

•	It is included in the formula for calculating separation pay due upon a qualifying termination of employment (see “Employment Agreements and Change in Control Plan”).

Target Incentive Opportunities

Under the Executive Annual Incentive Plan, NEOs have the opportunity to earn targeted incentive cash payments that are calculated as a percentage of each executive’s annual base salary. These percentages are developed by the Compensation Committee according to each executive’s position and level of responsibility.

In order to ensure that the Company offered competitive annual incentive opportunities in 2007, the Compensation Committee considered the overall performance of each NEO as well as the market survey data and recommendations of the CEO. The survey data reflected the median and 75th percentile total cash compensation, which is base salary plus actual cash incentive compensation.

In general, the Compensation Committee attempted to target the total cash compensation of the NEOs to the median total cash compensation levels of the survey data. However, the Compensation Committee also believes that it is important to provide similar annual incentive opportunities for each group of NEOs that has similar levels of operational responsibility within the Company.

Performance Goals

The annual incentive awards are based on a formula that takes into consideration the achievement of segment profit and earnings per share goals during the year. The goals are established by the compensation committee in the February meeting and take into account the strategic business plans approved by the Board. In 2007, the target segment profit and earnings per share goals, and the weighting for each goal, were:

NEO	Target Annual Incentive (as % of base pay)	Weights Segment Profit/EPS	Targets Segment Profit/EPS	Actual Segment Profit/EPS	Percent of Target Achieved Segment Profit/EPS
Lowe	120%	60/40	$890.3 mil/$2.44	$826.1 mil/$2.31	92.79%/94.67%
Boehne	70%	60/40	$890.3 mil/$2.44	$826.1 mil/$2.31	92.79%/94.67%
NeCastro	60%	60/40	$890.3 mil/$2.44	$826.1 mil/$2.31	92.79%/94.67%
Cruz	55%[1]	60/40	$890.3 mil/$2.44	$826.1 mil/$2.31	92.79%/94.67%
Lansing	60%	60/40	$595.9 mil/$2.44	$603.5 mil/$2.31	101.27%/94.67%

1	From January through May Mr. Cruz had a target annual incentive of 50% which was increased to 55% upon his promotion in June.

These performance goals were used because:

•

Segment profit. Segment profit is the measure by which the Company evaluates the operating performance of each business segment and the measure of performance most frequently used by investors to determine the value of the Company. Segment profit is defined as the Company’s net income determined in accordance with accounting principles generally accepted in the United States excluding interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items. For NEOs whose primary responsibilities are corporate-wide (Messrs. Lowe, Boehne, NeCastro, and Cruz), the segment profit goal was based on the consolidated performance of all the divisions of the Company. For Mr. Lansing, whose primary responsibility is managing Scripps Networks, the segment profit goal was based on performance of that division.

•

Earnings per share. Earnings per share represents the portion of a company’s profit allocated to each outstanding share of common stock and is the most comprehensive measure of the company’s profitability.

•

The Company’s actual segment profit and earnings per share results will be adjusted to determine the percent of target achieved. Adjustments are made to eliminate the impact of extraordinary events on the Company’s financial results and to ensure that sound business decisions are not postponed until the current compensation cycle is complete. These items are excluded because the Company does not want NEOs to be inappropriately rewarded or penalized for unexpected events. The Company also wants to encourage NEOs to make sound operating decisions without being influenced by fluctuations in annual incentive payouts.

Payout Percentages

For 2007, the annual incentive opportunity could vary from 0 percent to 165 percent of the targeted percentage of base salary, according to the level of overall performance achieved for the year relative to the established performance goal. This payout schedule is a sliding scale that is designed to motivate and reward exceptional performance. The payout percentage decreases if targeted performance is not achieved, and the payout percentage increases if the Company surpasses its targeted goals. For example:

•	If performance is less than 75 percent of target, no annual incentive is earned.

•	If performance equals 75 percent of target, only 5 percent of the incentive award is earned.

•	If performance equals 100 percent of target, then the entire award is achieved.

•	If performance equals or exceeds 125 percent of target, then 165 percent of the award is achieved.

Achievement at maximum performance results in total cash compensation levels at approximately the 75th percentile of the market survey data. The following table reflects the actual achievement level for each performance goal along with the payout percentage for each performance goal for 2007. Based on criteria established at the beginning of the performance period, the Compensation Committee was required to adjust the consolidated segment profit and earnings per share results in 2007 to take into account severance costs associated with staff reductions at several of the Company’s newspapers, costs related to the upcoming company separation, and an impairment charge related to losses and challenging business conditions at uSwitch. Furthermore, the

Compensation Committee exercised negative discretion by decreasing the earnings per share portion of the annual incentive payout for Messrs. Lowe, Boehne, NeCastro and Cruz by 50 percent to reflect the disappointing business results that led to the impairment charge.

NEO	Percent of Target Achieved Segment Profit/EPS	Preliminary Payout Percent Segment Profit/EPS	Final Payout Percent Segment Profit/EPS (After negative discretion)
Lowe	92.79%/94.67%	83.37%/89.01%	83.37%/44.51%
Boehne	92.79%/94.67%	83.37%/89.01%	83.37%/44.51%
NeCastro	92.79%/94.67%	83.37%/89.01%	83.37%/44.51%
Cruz	92.79%/94.67%	83.37%/89.01%	83.37%/44.51%
Lansing	101.27%/94.67%	102.54%/89.01%	102.54%/89.01%

Additional Information

For more information on the 2007 annual incentive opportunity for NEOs, please refer to the “Grants of Plan-Based Awards” table in this Form 10-K/A. The “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column of that table provides the estimated payouts for NEOs at Threshold, Target and Maximum performance levels. Please refer to the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the actual amounts earned by each NEO under the Executive Annual Incentive Plan for the 2007 performance period.

Long-Term Incentives

The Company maintains the 1997 Long-Term Incentive Plan, which was most recently approved by the Company’s shareholders in 2005. In 2007, the Compensation Committee granted awards of performance-based restricted shares and stock options to the NEOs under this plan. The Compensation Committee believes that a competitive long-term incentive program is an important component of total compensation because it:

•	Enhances retention.

•	Rewards executives for increasing stock price and enhancing long-term value.

•	Provides executives with an opportunity for stock ownership to align their interests with shareholders.

•	Helps to emphasizes variable or “at risk” compensation.

•	Rewards executives for achieving annual operating results.

Long-Term Incentive Opportunities

Under the long-term incentive program, the NEOs are granted equity awards as recommended by the CEO and approved by the Compensation Committee. The Compensation Committee approves the target value of the equity award for each NEO based on each NEOs position and level of responsibility, the historical equity grants and a total assessment of the market analysis. The Compensation Committee does not consider existing ownership levels in establishing long-term incentive opportunities, as it wants to encourage stock ownership among the NEOs. Decisions regarding long-term incentive grants are made based on role, amount of impact and retention objectives. Survey data is referenced but is unreliable since it fluctuates from year-to-year.

For 2007 the target value of the equity award for each executive was as follow:

NEO	Target Value of 2007 Long-Term Incentive Equity Award
Lowe	$3.285 million
Boehne	$1.971 million
NeCastro	$1.314 million
Cruz	$0.657 million
Lansing	$0.854 million

Once the Compensation Committee establishes the target value of each NEO’s equity award, one half of the value is awarded as stock options while the other half is awarded as performance-based restricted shares. The Compensation Committee believes that using a combination of performance-based restricted shares and stock options strikes an appropriate balance between focusing executives on achieving specified operational goals and increasing long-term shareholder value, as more fully described below.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common shares on the date of grant, have an eight-year term and vest in three annual installments, beginning on the first anniversary of the date of grant.

Because the value of stock options increases when the stock price increases, stock options align the interests of NEOs with those of shareholders. In addition, stock options are intended to help retain key executives because they vest over three years and, if not vested, are forfeited if the employee leaves the Company before retirement.

For more information on the stock options granted to NEOs in 2007, including the number of shares underlying each option grant and its exercise price, please refer to the “Grants of Plan-Based Awards” table in this Form 10-K/A. For information about the total number of stock options outstanding as of the end of 2007 with respect to each NEO, please refer to the “Outstanding Equity Awards at Fiscal Year-End” table in this Form 10-K/A.

Performance-Based Restricted Stock Awards

The performance-based restricted stock awards provide NEOs with an opportunity to receive restricted shares. The performance-based restricted shares are consistent with the overall objective of rewarding operational performance, since the number of shares earned depends on the extent to which the Company attains specified levels of segment profit during the year. The restricted shares that are earned vest in installments on each March 15 of the succeeding three years (25 percent in the year after the end of the performance period, 25 percent in the second year, and 50 percent in the third year). Half of the vesting occurs in the third year to further enhance retention and helps focus NEOs on increasing the value of the Company over time.

The segment profit goal was based on the consolidated performance of all the divisions of the Company. This goal was selected for all of the NEOs instead of a combination of consolidated and divisional because, as a long-term reward vehicle, the Company wanted the focus to be on increasing the value of the Company as a whole. This approach encourages cooperation among the operating divisions of the Company. For 2007, the goal for consolidated segment profit was $890.3 million.

The actual number of restricted shares earned is determined based on the achievement of the consolidated segment profit goal for the year. The number of restricted shares earned may vary, from 0 percent to 165 percent of the targeted number of shares granted, according to the level of consolidated performance achieved for the year relative to the performance goal. The payout schedule is the same as the one used for the annual incentive program. It is designed to motivate and reward superior performance. The payout percentage decreases if targeted performance is not achieved, and the payout percentage increases if the Company surpasses its targeted goals. For 2007, the earned number of restricted shares was 83.37 percent of the targeted number of restricted shares. This was based on a consolidated segment profit achievement of 92.79 percent of the targeted consolidated segment profit goal.

In addition, Mr. Cruz received a second grant, valued at $495,800 in recognition of his promotion to Executive Vice President and General Counsel, effective June 1, 2007. This grant was a combination of stock options and restricted shares that vest equally over three years.

Additional Information

For more information on the performance-based restricted stock awards granted to NEOs in 2007, please refer to the “Grants of Plan-Based Awards” table in this Form 10-K/A. The “Estimated Future Payouts Under Equity Incentive Plan Awards” column of that table provides the estimated number of restricted shares earned for each NEO at Threshold, Target and Maximum performance levels. For information about the total number of restricted shares outstanding as of the end of 2007 with respect to each NEO, please refer to the “Outstanding Equity Awards at Fiscal Year-End” table of this Form 10-K/A.

Equity Grant Practices

The Compensation Committee grants annual equity awards at its February meeting. This meeting date is set typically two years in advance. The Compensation Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates.

Retirement Plans

The Company maintains a defined benefit pension plan and a 401(k) plan, which cover NEOs along with substantially all other non-union employees of the Company and its subsidiaries.

In order to attract and retain key executive talent at the Company, the Compensation Committee believes that it is important to provide the executive officers, including NEOs, with retirement benefits that are in addition to those generally provided to its employees. As a result:

•

The Company supplements the pension plan for all executives whose pay and contributions exceed the IRS limitations through the Scripps Supplemental Executive Retirement Plan (SERP). For more information on the pension plan and the SERP, please refer to the “Pension Benefits” table of this Form 10-K/A.

•

NEOs may also defer specified portions of their compensation under the Executive Deferred Compensation Plan and receive matching contributions in each case in excess of what they are able to defer under the 401(k) plan due to IRS limitations. For more information about the Executive Deferred Compensation Plan, please refer to the “Non-Qualified Deferred Compensation” table of this Form 10-K/A.

The Compensation Committee believes that the SERP and the Executive Deferred Compensation Plan are important retention and recruitment tools, as many of the companies in which the Company competes for executive talent provide similar benefits to their senior executives.

Health, Welfare and Other Personal Benefits

In addition to the principal compensation components described above, NEOs are entitled to participate in all health, welfare, fringe benefit and other arrangements generally available to other employees.

The Company may also, as considered reasonable and appropriate on a case-by-case basis, provide its officers, including its NEOs, with limited additional perquisites and other personal benefits. For example, NEOs are provided with a financial planning benefit pursuant to the terms of their employment agreements, plus an additional payment to cover taxes associated with the compensation value of this benefit. The Company also provides perquisites that facilitate involvement of executive officers in the business community by sponsoring membership in luncheon and business clubs, and with respect to Mr. Lowe, a country club membership per his employment agreement.

For more information about the perquisites provided in 2007 to each NEOs, please refer to the “All Other Compensation” column of the Summary Compensation Table of this Form 10-K/A.

Employment Agreements and Change in Control Plan

The Compensation Committee believes that employment agreements convey the Company’s commitment to each NEO while offering flexibility for any potential changes. Accordingly, the Company provides severance protections for NEOs under their respective employment agreements and the Change in Control Plan.

Employment Agreements

Each NEO would be entitled to severance benefits under his employment agreement in the event of a termination of employment by the Company without “cause” or a termination by the executive for “good reason”, death or disability. The severance benefits are generally determined as if the executive continued to remain employed by the Company through the remainder of the term covered by his employment agreement, consistent with market practices.

In exchange for the severance benefits, the NEOs agree not to disclose the Company’s confidential information and agree not to compete against the Company or solicit its employees or customers for a period of time after termination. These provisions protect the Company’s interests and help to ensure its long-term success.

Please refer to the “Potential Payments Upon Termination or Change in Control” section of this Form 10-K/A for information regarding potential payments and benefits, if any, that each NEO is entitled to receive under his employment agreement in connection with his termination of employment. Please refer to the narrative following the Summary Compensation Table of this Form 10-K/A for a description of the compensation and benefits provided under the employment agreements.

Change in Control Plan

All NEOs are provided change in control protection. For Mr. Lowe, the terms of his change in control protection are covered in his employment agreement. The other NEOs are covered under the Senior Executive Change in Control Plan. Under this plan, a NEO would be entitled to certain severance benefits if a “change in control” were to occur and the Company terminated the executive’s employment without “cause” or the executive terminated his employment with the Company for “good reason” within a two-year period following the change in control. For Mr. Lansing, whose primary responsibility is managing Scripps Networks, his employment agreement also provides change in control protection in the event of a sale of Scripps Networks. The severance levels were established by the Compensation Committee.

The Compensation Committee believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of NEOs. The Change in Control Plan allows NEOs to focus on the Company’s business and objectively evaluate any future proposals during potential change in control transactions without being distracted by potential job loss. It also enhances retention following a change in control, as the severance benefits are payable only if the executive incurs a qualifying termination within a certain period following a change in control, rather than merely as a result of the change in control.

All equity awards held by NEOs would immediately vest upon a change in control. Unlike the cash severance described above, the vesting is not contingent upon a qualifying termination within a certain period following a change in control. This “single trigger” is appropriate because the Compensation Committee believes NEOs should have the same opportunity to realize value as common shareholders.

Please refer to the “Potential Payments Upon Termination or Change in Control” section of this Form 10-K/A for information regarding potential payments and benefits, if any, that each executive is entitled to receive in connection with a change in control.

Summary Compensation Table

The following table sets forth certain information regarding the compensation earned in 2006 and 2007 by the Named Executive Officers (NEOs) of the Company:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Kenneth W. Lowe	2007	1,100,000	0	2,598,016	2,399,907	895,277	840,348	75,973	7,909,521
President & Chief	2006	1,050,000	0	3,536,808	2,923,091	1,260,000	1,083,392	69,980	9,923,271
Executive Officer

Richard A. Boehne	2007	685,000	0	728,616	674,015	325,216	211,085	52,319	2,676,251
Executive Vice	2006	650,000	0	623,312	641,106	455,000	253,089	47,960	2,670,467
President & Chief
Operating Officer

Joseph G. NeCastro	2007	600,000	0	493,274	453,140	244,166	85,598	137,557	2,013,735
Executive Vice	2006	550,000	0	426,705	433,832	330,000	61,247	129,648	1,931,432
President & Chief
Financial Officer

John F. Lansing	2007	650,000	0	400,540	311,144	378,799	183,198	36,750	1,960,431
President / Scripps	2006	575,000	0	363,056	297,820	306,176	128,919	34,250	1,705,221
Networks

Anatolio B. Cruz III	2007	493,750	0	266,881	256,417	177,826	51,476	34,115	1,280,465
Executive Vice
President and General
Counsel

(1)	Represents the expense recognized in the Company’s financial statement related to restricted stock and stock option awards granted in 2007 and in prior years. Because Mr. Lowe is eligible for retirement, the entire grant date fair value of his awards was fully expensed in the year of grant. The expense was determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“FAS 123R”), but disregards the impact of estimated forfeitures relating to service-based vesting conditions. See footnote 20 of the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) for an explanation of the assumptions made by the Company in the valuation of these awards. For information about the awards granted in 2007, please refer to the Grants of Plan-Based Awards section of this Form 10-K/A and to the Compensation Discussion and Analysis (“CD&A”) section of this Form 10-K/A. For information on all outstanding equity awards as of December 31, 2007, please refer to the Outstanding Equity Awards at Fiscal Year-End section of this Form 10-K/A.
(2)	Represents the annual incentive earned by each NEO under the Executive Annual Incentive Plan for the applicable calendar year. For additional information about the 2007 annual incentive opportunities under the Executive Annual Incentive Plan, please refer to the Grants of Plan-Based Awards and CD&A sections of this Form 10-K/A.
(3)	Represents the increase in the present value of the accumulated benefits under the pension plan and the Scripps Supplemental Executive Retirement Plan (“SERP”) for the applicable calendar year. For information on these plans, please refer to the Pension Benefits section of this Form 10-K/A. The Company’s NEOs did not accrue any preferential or above-market earnings on non-qualified deferred compensation.
(4)	Represents the perquisites and other benefits outlined in the table below. For more information about these benefits, please refer to the CD&A section of this Form 10-K/A.

Name	Financial Planning ($) (i)	Club Dues ($) (ii)	Tax Gross-Up ($) (iii)	Matching Contribution ($) (iv)	Total ($)
Mr. Lowe	15,000	13,964	14,009	33,000	75,973
Mr. Boehne	15,000	6,010	10,759	20,550	52,319
Mr. NeCastro	10,000	2,060	107,497	18,000	137,557
Mr. Lansing	10,000	0	7,250	19,500	36,750
Mr. Cruz	10,000	2,060	7,242	14,813	34,115

(i)	Represents all amounts paid by the Company for financial planning services.
(ii)	Represents all amounts paid by the Company for dining, business and country clubs.
(iii)	Represents reimbursement of taxes imposed on the financial planning benefit. This column also includes the tax gross-up paid to Mr. NeCastro on his loan repayment. To assist Mr. NeCastro in satisfying an obligation with his previous employer, the Company loaned him $356,905 in 2002. Mr. NeCastro was obligated to repay the loan, with interest at 4.75% per year, by July 26, 2007. Until such time, the Company withheld an amount of his annual incentive to repay interest and principal on the loan in an amount equal to the lesser of (i) 50% of his annual incentive earned for each year, or (ii) $80,000. The Company agreed to pay Mr. NeCastro an additional bonus, the net amount of which equaled the taxes applicable to the portion of the annual incentive withheld for the loan payment. Mr. NeCastro’s obligation was paid in full in 2007.
(iv)	Represents the amount of all matching contributions made under the Company’s 401(k) Plan and Executive Deferred Compensation Plan.

Salary and Bonus in Proportion to Total Compensation

The Company’s NEOs generally receive 37% to 55% of their total direct compensation in the form of base salary and cash incentive awards under the Executive Annual Incentive Plan. Please see the CD&A section of this Form 10-K/A for a description of the objectives of the Company’s compensation program and overall compensation philosophy.

Employment Agreements

All five of the NEOs have entered into employment agreements with the Company. These employment agreements enhance retention incentives for NEOs and also protect the Company’s interests by imposing confidentiality, noncompetition, nonsolicitation and other restrictive covenants on the executives. Following is a brief summary of the employment agreements.

Employment Agreement for Mr. Lowe

On June 16, 2003, the Company entered into an employment agreement with Mr. Lowe, pursuant to which he serves as President and Chief Executive Officer and as a member of the board of directors. On July 31, 2007, the agreement was extended through June 30, 2010. During the term, Mr. Lowe is entitled to: (i) a base salary that is not less than that paid to him for the immediately preceding year and an annual target bonus opportunity equal to no less than 80% of his salary; (ii) participate in all equity incentive, employee pension, welfare benefit plans and fringe benefit programs on a basis no less favorable than the most favorable basis provided other senior executives of the Company; (iii) life insurance equal to his base salary; and (iv) reimbursement for tax and financial planning up to maximum of $15,000 per year, the annual membership fees and other dues associated with one country club and one luncheon club, and the costs of an annual physical examination.

Employment Agreement for Mr. Lansing

Effective January 1, 2004, the Company entered into an employment agreement with Mr. Lansing. The term of the agreement expires on December 31, 2008. During the term, Mr. Lansing is entitled to an annual base salary of no less than $550,000 and a target annual incentive opportunity of no less than 50% of base salary. Mr. Lansing is also entitled to all benefits provided to senior level executives in accordance with the Company’s policies from time to time in effect.

Other Employment Agreements

In June 2006, the Company entered into an employment agreement with each of Mr. Boehne and Mr. NeCastro. On July 31, 2007, the Company entered into an employment agreement with Mr. Cruz in connection with his promotion to the position of Executive Vice President. The agreements have a three year term that extends for an additional year on each anniversary of the first day of the terms, unless the Company provides notice not to extend. During the term, (i) the annual base salary for each executive will be no less than $650,000 for Mr. Boehne, $550,000 for Mr. NeCastro, and $525,000 for Mr. Cruz; (ii) the target bonus opportunity will be 70% of base salary for Mr. Boehne, 60% of base salary for Mr. NeCastro and 55% of base salary for Mr. Cruz; (iii) each executive is eligible to participate in all equity incentive plans, employee retirement, pension and welfare benefit plans available to similarly situated executives of the Company; and (iv) each executive is also entitled to reimbursement for tax and financial planning up to a maximum of $15,000 per year, the annual membership fees and other dues associated with one luncheon club, and the costs of an annual physical examination.

Please refer to the “Potential Payments Upon Termination or Change in Control” section of this Form 10-K/A for information regarding potential payments and benefits, if any, that each executive is entitled to receive under his employment agreement in connection with his termination of employment or change in control, along with a brief description of the applicable non-competition, non-solicitation, confidentiality and other restrictions applicable to each executive.

Grants of Plan-Based Awards

The following table sets forth information for each NEO regarding (i) estimated payouts of the annual cash incentive opportunities granted under the Executive Annual Incentive Plan during 2007, (ii) estimated number of restricted shares that could be delivered under the performance-based restricted stock awards granted during 2007, (iii) restricted stock awards granted during 2007, and (iv) stock options granted in 2007:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/SH) (4)	Grant Date Fair Value of Stock and Stock Option Awards ($) (5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Lowe		66,000	1,320,000	2,178,000
	2/22/2007				1,786	35,714	58,928				1,743,557
	2/22/2007								125,000	48.82	1,572,500

Mr. Boehne		23,975	479,500	791,175
	2/22/2007				1,071	21,429	35,358				1,046,164
	2/22/2007								75,000	48.82	943,500

Mr. NeCastro		18,000	360,000	594,000
	2/22/2007				714	14,286	23,572				697,443
	2/22/2007								50,000	48.82	629,000

Mr. Lansing		19,500	390,000	643,500
	2/22/2007				464	9,286	15,322				453,343
	2/22/2007								32,500	48.82	408,850

Mr. Cruz		13,109	262,188	432,610
	2/22/2007				357	7,143	11,786				348,721
	2/22/2007								25,000	48.82	314,500
	8/1/2007								20,000	40.70	251,600
	8/1/2007							6,000			244,200

(1)	Represents the incentive opportunities granted in 2007 under the Executive Annual Incentive Plan and the 1997 Long-Term Incentive Plan. The “Threshold”, “Target” and “Maximum” columns reflect the range of potential payouts under these plans when the performance goals were established by the Compensation Committee. The threshold equals 5% of the target award and the maximum equals 165% of the target award. The actual 2007 annual incentive awards were determined on February 22, 2008 and are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table of this Form 10-K/A. The actual number of restricted shares delivered under the 1997 Long-Term Incentive Plan was determined on February 22, 2008 and is set forth in the “Number of Shares or Units of Stock that have Not Vested” column of the Outstanding Equity Awards at Fiscal Year-End table of this Form 10-K/A. The executives have no rights to vote or receive cash dividends with respect to the underlying restricted shares until the date on which the actual number of restricted shares are determined and issued to the executive. For information on the applicable performance goals and performance periods for each award, please refer to the CD&A section of this Form 10-K/A.

(2)	Represents the restricted shares granted to Mr. Cruz in connection with his promotion to Executive Vice President. Mr. Cruz has all the rights of a shareholder with respect to these restricted shares, including the right to vote the restricted shares and receive any cash dividends that may be paid thereon. The restricted shares vest in three annual installments beginning on the first anniversary of the date of grant for so long as he remains employed by the Company. Vesting accelerates upon the executive’s death, disability, or retirement, or in the event of a change in control.
(3)	Represents the number of shares that may be issued to the NEO on exercise of stock options granted in 2007. These stock options vest in three annual installments beginning on the first anniversary of the date of grant for so long as the executive remains employed by the Company. Vesting accelerates upon the executive's death, disability or retirement, or in the event of a change in control of the Company.
(4)	Represents the exercise price of each stock option reported in the table, which equals the closing market price of the underlying option shares on the date of grant.
(5)	Represents the grant date fair value, as determined in accordance with FAS 123R, of each equity award listed in the table. See footnote 20 of the 2007 Annual Report for the assumptions used in the valuation of these awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for each NEO with respect to (i) each option to purchase stock that had not been exercised and remained outstanding as of December 31, 2007, and (ii) each award of restricted stock that had not vested and remained outstanding as of December 31, 2007:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (1) Exercisable	Number of Securities Underlying Unexercised Options (#) (2) Unexercisable	Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#) (4)	Market Value of Shares or Units of Stock that have not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mr. Lowe	120,000		24.500	1/23/2010
	120,000		26.395	9/30/2010
	200,000		32.125	1/24/2011
	250,000		37.555	2/19/2012
	83,333	41,667	46.460	2/9/2013
	250,000		39.985	2/25/2013
	41,667	83,333	48.980	2/22/2014
	83,333	41,667	48.980	2/22/2014
	187,500		48.710	3/22/2014
		125,000	48.820	2/21/2015

Total	1,335,833	291,667			90,707	4,082,722

Mr. Boehne	40,000		23.655	1/18/2009
	30,000		20.765	2/24/2009
	80,000		24.500	1/23/2010
	100,000		32.125	1/24/2011
	120,000		37.555	2/19/2012
	110,000		39.985	2/25/2013
	90,000		48.710	3/22/2014
	40,000	20,000	46.460	2/9/2013
	25,000	50,000	44.750	3/28/2014
		75,000	48.820	2/21/2015

Total	635,000	145,000			43,581	1,961,581

Mr. NeCastro	10,000		38.115	5/22/2012
	28,333	14,167	46.460	2/9/2013
	60,000		39.985	2/25/2013
	60,000		48.710	3/22/2014
	16,667	33,333	44.750	3/28/2014
		50,000	48.820	2/21/2015

Total	175,000	97,500			29,433	1,324,779

Mr. Lansing	24,000		32.125	1/24/2011
	70,000		37.555	2/19/2012
	21,667	10,833	46.460	2/9/2013
	60,000		39.985	2/25/2013
	10,834	21,666	48.910	2/21/2014
	30,000		48.710	3/22/2014
		32,500	48.820	2/21/2015

Total	216,501	64,999			31,760	1,429,518

Mr. Cruz	22,500		53.390	4/27/2014
	13,333	6,667	46.460	2/9/2013
	7,500	15,000	48.910	2/21/2014
		25,000	48.820	2/21/2015
		20,000	40.700	7/31/2015

Total	43,333	66,667			19,549	879,900

(1)	Represents the number of shares underlying the outstanding stock options that have vested as of December 31, 2007.
(2)	Represents the number of shares underlying the outstanding stock options that have not vested as of December 31, 2007. Vesting can be accelerated based on death, disability, retirement or change in control. The vesting dates for each unexercisable stock option award are as follows:

Name	Grant Date	Total Number of Unvested Stock Options Outstanding	Vesting Date
Mr. Lowe	2/10/2005	41,667	41,667 on 2/15/2008
	2/23/2006	41,667	41,667 on 12/31/2008: No accelerated vesting upon retirement
	2/23/2006	83,333	41,666 on 2/23/2008, 41,667 on 2/23/2009
	2/22/2007	125,000	41,667 on 2/22/2008, 41,666 on 2/22/2009, 41,667 on 2/22/2010

	Total	291,667

Mr. Boehne	2/10/2005	20,000	20,000 on 2/15/2008
	3/29/2006	50,000	25,000 on 3/29/2008, 25,000 on 3/29/2009
	2/22/2007	75,000	25,000 on 2/22/2008, 25,000 on 2/22/2009, 25,000 on 2/22/2010

	Total	145,000

Mr. NeCastro	2/10/2005	14,167	14,167 on 2/15/2008
	3/29/2006	33,333	16,666 on 3/29/2008, 16,667 on 3/29/2009
	2/22/2007	50,000	16,667 on 2/22/2008, 16,666 on 2/22/2009, 16,667 on 2/22/2010

	Total	97,500

Mr. Lansing	2/10/2005	10,833	10,833 on 2/15/2008
	2/22/2006	21,666	10,833 on 2/22/2008, 10,833 on 2/22/2009
	2/22/2007	32,500	10,834 on 2/22/2008, 10,833 on 2/22/2009, 10,833 on 2/22/2010

	Total	64,999

Mr. Cruz	2/10/2005	6,667	6,667 on 2/15/2008
	2/22/2006	15,000	7,500 on 2/22/2008, 7,500 on 2/22/2009
	2/22/2007	25,000	8,334 on 2/22/2008, 8,333 on 2/22/2009, 8,333 on 2/22/2010
	8/1/2007	20,000	6,667 on 8/1/2008, 6,666 on 8/1/2009, 6,667 on 8/1/2010

	Total	66,667

(3)	The exercise price equals the fair market value per share of the underlying option shares on the date of grant.
(4)	Represents the number of restricted shares for each NEO outstanding as of December 31, 2007. Vesting can be accelerated based on death, disability, retirement or change in control. The vesting dates for each outstanding restricted stock award are as follows:

Name	Grant Date	Total Number of Restricted Shares Outstanding	Vesting Date
Mr. Lowe	2/10/2005	18,968	18,968 on 2/15/2008
	2/22/2006	25,297	8,432 on 3/15/2008, 16,865 on 3/15/2009
	2/23/2006	16,667	16,667 on 12/31/2008: No accelerated vesting upon retirement
	2/22/2007	29,775	7,444 on 3/15/2008, 7,444 on 3/15/2009, 14,887 on 3/15/2010

	Total	90,707

Mr. Boehne	2/10/2005	9,104	9,104 on 2/15/2008
	3/29/2006	16,612	5,537 on 3/15/2008, 11,075 on 3/15/2009
	2/22/2007	17,865	4,466 on 3/15/2008, 4,466 on 3/15/2009, 8,933 on 3/15/2010

	Total	43,581

Mr. NeCastro	2/10/2005	6,449	6,449 on 2/15/2008
	3/29/2006	11,074	3,692 on 3/15/2008, 7,382 on 3/15/2009
	2/22/2007	11,910	2,978 on 3/15/2008, 2,978 on 3/15/2009, 5,954 on 3/15/2010

	Total	29,433

Mr. Lansing	1/1/2004	12,500	12,500 on 12/31/2008
	2/10/2005	4,932	4,932 on 2/15/2008
	2/22/2006	6,586	2,196 on 3/15/2008, 4,390 on 3/15/2009
	2/22/2007	7,742	1,936 on 3/15/2008, 1,936 on 3/15/2009, 3,870 on 3/15/2010

	Total	31,760

Mr. Cruz	2/10/2005	3,034	3,034 on 2/15/2008
	2/22/2006	4,560	1,520 on 3/15/2008, 3,040 on 3/15/2009
	2/22/2007	5,955	1,489 on 3/15/2008, 1,489 on 3/15/2009, 2,977 on 3/15/2010
	8/1/2007	6,000	2,000 on 8/1/2008, 2,000 on 8/1/2009, 2,000 on 8/1/2010

	Total	19,549

(5)	The value was calculated using the closing market price of the Company’s stock on December 31, 2007 ($45.01 per share).

Option Exercises and Stock Vested

The following table sets forth information for each NEO with respect to the exercise of options to purchase shares of the Company’s stock during 2007, and the vesting of restricted stock and restricted stock unit awards during 2007:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mr. Lowe	0	0	119,338	5,790,580
Mr. Boehne	0	0	13,497	612,951
Mr. NeCastro	0	0	9,190	417,991
Mr. Lansing	0	0	5,799	265,780
Mr. Cruz	0	0	3,814	173,305

(1)	Includes 40,000 restricted share units for Mr. Lowe that vested on January 2, 2007. Mr. Lowe will not receive the shares underlying the stock units until he retires.
(2)	Represents the product of the number of shares of stock covered by the restricted share or share unit award that vested and the closing price per share of stock for the vesting date.

Pension Benefits

The following table sets forth information regarding the pension benefits for each NEO:

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Mr. Lowe	Scripps Pension Plan	27.68	626,660	0
	SERP	27.68	5,477,713	0
Mr. Boehne (2)	Scripps Pension Plan	22.42	349,659	0
	Cincinnati Newspaper Guild and	2.42	5,039	0
	Post Retirement Income Plan
	SERP	22.42	1,330,433	0
Mr. NeCastro	Scripps Pension Plan	5.67	85,682	0
	SERP	5.67	228,717	0
Mr. Lansing	Scripps Pension Plan	12.42	181,218	0
	SERP	12.42	527,579	0
Mr. Cruz (3)	Scripps Pension Plan	3.75	52,804	0
	SERP	3.75	79,859	0

(1)	The number of years of credited service and the present value of accumulated benefit are calculated as of December 31, 2007. The present value of accumulated benefits was calculated using the same assumptions included in the 2007 Annual Report, except that (i) no pre-retirement decrements were assumed, and (ii) a single retirement age of 62 was used instead of retirement decrements.
(2)	Mr. Boehne’s benefit from the Scripps Pension Plan is calculated based on all service, including his service with the Cincinnati Post, with an offset for the benefit earned in the Cincinnati Newspaper Guild and Post Retirement Income Plan. Mr. Boehne was a participant in the Cincinnati Newspaper Guild and Post Retirement Income Plan from July 28, 1985 to January 5, 1988.
(3)	Mr. Cruz has not yet vested in his benefits under either plan, as he does not have the required five years of credited service.

Description of Retirement Plans

Pension Plan

The Scripps Pension Plan (the “Pension Plan”) is a tax-qualified pension plan covering substantially all eligible non-union employees of the Company. The material terms and conditions of the Pension Plan as they pertain to the NEOs include the following:

Benefit Formula: Subject to applicable Internal Revenue Code limits on benefits, the monthly normal retirement benefit is equal to 1% of the participant’s average monthly compensation up to an integration level plus 1.25% of the participant’s average monthly compensation in excess of the integration level, multiplied by the participant’s years of service. The integration level is the average of the Social Security taxable wage bases for the thirty-five years prior to the participant’s termination (or disability, if applicable). Average monthly compensation is the monthly average of the compensation earned during the five consecutive years in the eleven years before termination for which the participant’s compensation was the highest.

Compensation: Subject to the applicable Internal Revenue Code limit ($225,000 for 2007), compensation includes salary, bonuses earned during the year and paid by March 15 of the following calendar year, and amounts deferred pursuant to the Scripps Retirement and Investment Plan and the Scripps Choice Plan.

Normal Retirement: A participant is eligible for a normal retirement benefit based on the benefit formula described above if his or her employment terminates on or after age 65.

Early Retirement: A participant is eligible for an early retirement benefit if his or her employment terminates on or after age 55 and he or she has completed 10 years of service. The early retirement benefit is equal to the normal retirement benefit described above, reduced by 0.4167% for each month the benefit commences before age 62. Mr. Lowe is the only NEO currently eligible for an early retirement benefit. The Company does not grant extra years of service to any NEO under the Pension Plan.

Disability Retirement: A participant is eligible for a disability retirement benefit if his or her employment terminates due to disability, but only if he or she is not receiving disability benefits under another company plan and only if the participant has completed 15 years of service. The monthly disability retirement benefit is equal to the monthly normal retirement benefit, except that the monthly disability retirement benefit for any month prior to age 65 that the participant does not receive Social Security benefits is equal to 1.25% of average monthly compensation multiplied by years of service.

Deferred Vested Benefits: A participant who is not eligible for a normal, early or disability retirement benefit but has completed five years of service is eligible for a deferred retirement benefit following termination of employment, beginning at age 55, subject to a reduction of 0.5% for each month the benefit commences before age 65.

Form of Benefit Payment: The benefit formula calculates the amount of benefit payable in the form of a monthly life annuity (which is the normal form of benefit for an unmarried participant). The normal form of payment for a married participant is a joint and 50% survivor annuity, which provides a reduced monthly amount for the participant’s life with the surviving spouse receiving 50% of the reduced monthly amount for life. Married participants with spousal consent can elect any optional form. Optional forms of benefits include a joint and 50% or 100% survivor annuity (which provides a reduced monthly amount for the participant’s life with the survivor receiving 50% or 100% of the monthly amount for life), or a monthly life annuity with a 10-year certain or 5-year certain guarantee (which provides a reduced monthly amount for the participant’s life and, if the participant dies within 10 or 5 years of benefit commencement, equal payments to a designated beneficiary for the remainder of the 10-year or 5-year certain period, as applicable).

All forms of benefit payment are the actuarially equivalent of the monthly life annuity form.

Preretirement Death Benefits: A vested participant’s surviving spouse is generally eligible for a preretirement death benefit if the participant dies before benefit commencement. This monthly benefit is equal to an amount based on the joint and 50% survivor annuity and will begin on the later of the month following the participant’s death or the date the participant would have been eligible to commence a benefit.

Postretirement Death Benefits: A vested participant’s designated beneficiary is generally eligible for a postretirement death benefit if the participant dies after normal retirement, early retirement or disability retirement benefit. This lump sum benefit is equal to three times the participant’s average monthly compensation, with a minimum benefit of $2,500 and a maximum benefit of $10,000.

The Cincinnati Newspaper Guild and Post Retirement Income Plan

Mr. Boehne was a participant in this plan from July 28, 1985 to January 5, 1988. Mr. Boehne’s benefit from the Scripps Pension Plan is calculated based on all service, including his service with the Cincinnati Post, with an offset for the benefit earned in the Cincinnati Newspaper Guild and Post Retirement Income Plan. Mr. Boehne’s accrued benefit is frozen in this plan. The benefits are payable at age 65 in the form of a life annuity.

SERP

The Scripps Supplemental Executive Retirement Plan (“SERP”) is intended to attract and retain executive talent by supplementing benefits payable under the Pension Plan. The material terms and conditions of the SERP as they pertain to the NEOs include the following:

Eligibility: An executive generally is eligible to participate in the SERP if he or she qualifies for a Pension Plan benefit that was limited by application of the Internal Revenue Code limits on compensation and benefits.

Benefit Formula: The SERP benefit is equal to the difference between the Pension Plan benefit calculated using the SERP definition of compensation and the actual Pension Plan benefit, plus a 2.9% gross-up for the combined employer/employee Medicare tax. Compensation includes all compensation included under the Pension Plan (without application of the IRS limit described under the Pension Plan), plus bonuses paid if earned more than one year prior to the payment date and certain deferred compensation and executive compensation payments designated by the Pension Board.

Benefit Entitlement: A participant becomes entitled to a SERP benefit when he or she becomes entitled to a Pension Plan benefit. Benefits are paid from the SERP at the same time and in the same form of payment as elected under the Pension Plan.

Impact of Section 409A: Section 409A was added to the Internal Revenue Code in the fall of 2004. Section 409A imposes new restrictions on the SERP with respect to amounts deferred after December 31, 2004 and earnings thereon. These new restrictions generally define the earliest date that payments may commence under the plan and limit the ability of participants to receive accelerated payments or to tie the time and form of payment to a qualified plan election. As permitted under existing guidance, the Company will amend the SERP on or before December 31, 2008 to conform to Section 409A pending final regulations. In the meantime, the SERP will be administered in good faith compliance with the new rules, as permitted by current IRS guidance.

Nonqualified Deferred Compensation

The following table sets forth information regarding the nonqualified deferred compensation for each NEO as of December 31, 2007:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Mr. Lowe	52,500	2,036,650	(177,963)	0	2,558,234
Mr. Boehne	27,600	13,800	53,189	0	600,804
Mr. NeCastro	88,500	11,250	35,575	0	467,162
Mr. Lansing	181,500	12,750	30,330	0	745,779
Mr. Cruz	56,137	8,063	4,387	0	91,160

(1)	Represents the base salary and annual incentive deferred by each NEO during 2007. The deferrals of base salary are included in the Salary column of the Summary Compensation Table.
(2)	Represents the matching contribution credited to each NEO during 2007. These matching contributions are included in the All Other Compensation column of the Summary Compensation Table. For Mr. Lowe, represents an additional amount attributable to the vesting of 40,000 restricted share units.
(3)	The aggregate balance as of December 31, 2007 for each Named Executive Officer includes the following amounts that were previously earned and reported as compensation in the 2006 Summary Compensation Table:

Name	2006 Base Deferred	2006 Bonus Deferred	2006 Matching Contributions
Mr. Lowe	49,800		24,900
Mr. Boehne	25,800		12,900
Mr. NeCastro	19,800		9,900
Mr. Lansing	130,550		10,650
Mr. Cruz	9,900	40,012	4,950

Description of Executive Deferred Compensation Plan

Each NEO is eligible to defer up to 50% of his pre-tax base salary and up to 100% of his pre-tax annual incentive compensation under the terms of the Executive Deferred Compensation Plan. The plan is available to a select group of highly compensated employees and is unfunded and unsecured. After a participant completes one year of service with the Company, he or she is also entitled to a 50% matching credit on base salary deferrals, up to 6% of base salary over the applicable Internal Revenue Code limit ($225,000 for 2007). Payments are made in cash at certain future dates specified by participants or upon earlier termination of employment or death. Payments are made in the form of a lump sum or in monthly installments of 5, 10 or 15 years, as elected by the participants. The Company may accelerate payments in the event of a participant’s disability, death or severe hardship. Payments are automatically accelerated and paid in a lump sum in the event of a change in control of the Company. The deferred compensation is credited with earnings, gains and losses in accordance with deemed investment elections made by participants from among various crediting options established by the Company from time to time. Participants are permitted to change their deemed investment elections daily. For 2007, the investment options tracked returns under publicly available and externally managed investment funds such as mutual funds.

Potential Payments Upon Termination or Change in Control

The Company has entered into certain agreements and maintains certain plans and arrangements that require it to pay or provide compensation and benefits to its NEOs in the event of certain terminations of employment or a change in control. The estimated amount payable or provided to each NEO in each situation is summarized below. These estimates are based on the assumption that the various triggering events occurred on the last day of 2007, along with other material assumptions noted below. The actual amounts that would be paid to a NEO upon termination or a change in control can only be determined at the time the actual triggering event occurs.

The estimated amount of compensation and benefits described below does not take into account compensation and benefits that a NEO has earned prior to the applicable triggering event, such as earned but unpaid salary or accrued vacation pay or annual incentives or equity awards that vested on or prior to the triggering event in accordance with their terms. The estimates also do not take into account benefits to which each NEO would be entitled upon termination of employment under the retirement plans and programs described in the Pension Benefits section and the Nonqualified Deferred Compensation section of this Form 10-K/A (unless those benefits are enhanced or accelerated).

Voluntary Termination for “Good Reason” or Involuntary Termination without “Cause”

Employment Agreement for Mr. Lowe

Under Mr. Lowe’s employment agreement, if the Company terminates the agreement without “cause” or the executive terminates it for “good reason” (other than within two years following a change in control), the Company must make the following payments to or on behalf of the executive:

•	Continued salary payments for the greater of three years or the balance of the term.

•	A lump sum payment equal to the target annual incentive for the greater of two years or the balance of the term (prorated for partial years).

•	A lump sum payment equal to his pro-rated target annual incentive opportunity for the year.

•

Continued participation in all employee benefit plans for the greater of two years or the balance of the term of the agreement (reduced by any substantially equivalent benefits provided to him by another employer).

•	Full vesting of all equity awards, with the options remaining exercisable for the remainder of the original term.

For purposes of Mr. Lowe’s employment agreement, the term “cause” generally means: (i) gross misconduct or gross neglect of duties; (ii) a material breach of the employment agreement or applicable policy; or (iii) the commission of a felony involving embezzlement or theft or any other crime involving moral turpitude. The term “good reason” generally means: (i) a reduction in base salary, target annual incentive or long-term incentive opportunities; (ii) a material reduction in duties, removal from the board, or an adverse change in reporting structure; (iii) relocation more than 25 miles outside of Cincinnati, Ohio; or (iv) a material breach of the employment agreement by the Company.

Employment Agreement for Mr. Lansing

Under Mr. Lansing’s employment agreement, if the Company terminates the agreement without “cause” or the executive terminates it for “good reason” (other than within one year following a change in control), the Company must pay him a lump sum amount equal to three times his annual base salary. If the executive voluntarily terminates employment, the Company may make monthly continued salary payments to the executive for up to 12 months. In return, the executive may not engage in conflicting business activities, work for a competitor or solicit Scripps’ employees while receiving monthly payments. The term “cause” generally means (i) a commission of a felony or an act that impairs the Company’s reputation, or the willful failure to perform his duties; or (ii) a material breach of the employment agreement. The term “good reason” generally means (i) a reduction in base salary or annual incentive; (ii) reduction in duties or offices; or (iii) the material breach of the employment agreement by the Company.

Other Employment Agreements

Under the employment agreements for each of Messrs. Boehne, NeCastro and Cruz, if the Company terminates the executive’s agreement without “cause” or the executive terminates it for “good reason” (other than within two years following a change in control), the Company must make the following payments to or on behalf of the executive for the greater of 18 months or the balance of the term (or for 12 months if the Company gives proper notice that it does not intend to employ the executive beyond the end of the term):

•	Continued salary payments in accordance with Company payroll practices (payable in a lump sum for Mr. Cruz).

•	Payments equal to the target annual incentive then in effect, payable pursuant to the terms of the annual incentive plan.

•	Premiums for continued medical and dental coverage for the remainder of the term.

•	Continued life insurance coverage.

In general, Messrs. Boehne, NeCastro and Cruz may not engage in conflicting business activities or work for a competitor throughout the term of the agreement, or, if earlier, until the end of the sixth month following a qualifying termination of employment described above. In addition, they may not solicit Scripps’ employees or make disparaging or derogatory comments about the Company during the term of the agreement and for twelve months thereafter, they must also protect the Company’s confidential information during the term of the agreement and thereafter.

For purposes of these employment agreements, the term “cause” generally means: (i) embezzlement, fraud or a felony; (ii) willful unauthorized disclosure of confidential information; (iii) a material breach of the agreement; (iv) gross misconduct or gross neglect of duties; (v) willful failure to cooperate with an internal or regulatory investigation; or (vi) willful and material violation of the Company’s written conduct policies or ethics code. The term “good reason” generally means: (i) a material reduction in duties or reporting structure; (ii) relocation outside of Cincinnati; or (iii) a material breach of the employment agreement by the Company.

Termination without Cause or for Good Reason	Mr. Lowe	Mr. Boehne	Mr. NeCastro	Mr. Lansing	Mr. Cruz
Cash Severance	7,260,000	1,710,000	1,440,000	1,950,000	1,220,625

Equity
Restricted Stock (1)	4,082,722	N/A	N/A	N/A	N/A
Unexercisable Options (2)	0	N/A	N/A	N/A	N/A

Sub-Total	4,082,722	0	0	0	0

Other Benefits
Health & Welfare (3)	180,980	21,000	26,063	0	22,688
Retirement (4)	1,601,978	0	0	0	0

Sub-Total	1,782,958	21,000	26,063	0	22,688

Total	13,125,680	1,731,000	1,466,063	1,950,000	1,243,313

(1)	Represents the product of (i) the number of restricted stock awards outstanding as of December 31, 2007, multiplied by (ii) $45.01 per share (the closing market price of the Company’s stock on December 31, 2007). The number of restricted stock awards outstanding on December 31, 2007 includes the restricted shares earned pursuant to the performance-based restricted stock awards granted in 2007.
(2)	All of Mr. Lowe’s unvested stock options had an exercise price in excess of the fair market value of the underlying shares on December 31, 2007, and are therefore not included in these calculations.
(3)	For Mr. Lowe, this amount represents the premiums for continued medical, dental, disability, life and accidental death insurance, along with continued perquisites and other benefits included in the All Other Compensation column of the Summary Compensation Table. For Messrs. Boehne, NeCastro and Cruz, the amounts represent premiums for continued medical, dental and life insurance coverage.
(4)	For Mr. Lowe, this amount represents the actuarial present value of continued pension benefits, calculated using the pension plan’s provisions for a lump sum payment on January 1, 2008, including a 6.25% interest rate and the RP2000 mortality table.

Death or Disability

Employment Agreement for Mr. Lowe

Under Mr. Lowe’s employment agreement, if he dies or suffers a “permanent disability”, the executive, his estate and/or his family become entitled to the following benefits:

•	Continued salary payments for two years (subject to reduction for any proceeds received under any life insurance policy or the Company’s disability plans).

•	In the event of permanent disability, annual payments equal to 60% of his base salary, commencing on the second anniversary of his disability and ending at age 65.

•	Continued medical and dental benefits for two years.

•	A lump sum payment equal to a pro-rated target annual incentive.

•	Immediate vesting of all outstanding equity awards, with the options remaining exercisable for the remainder of the original terms.

The term “permanent disability” means the executive’s inability, due to physical or mental incapacity, to substantially perform his duties and responsibilities under his employment agreement for a period of 150 consecutive days as determined by a medical doctor selected by the executive and the Company.

Employment Agreement for Mr. Lansing

Under Mr. Lansing’s employment agreement, if he dies or becomes permanently disabled (as defined under and covered by the Company’s disability plan), the Company must pay his annual incentive that he otherwise would have earned for the year of his death or disability, prorated for the portion of the year through his death or disability.

Other Employment Agreements

Under the employment agreements for each of Messrs. Boehne, NeCastro and Cruz, if the executive dies or becomes disabled (as defined under and covered by the Company’s disability plan), the Company must provide him, his beneficiary and/or his family the following benefits:

•	Continued salary payments for one year following death or disability.

•	A lump sum amount equal to his pro-rated target annual incentive for the period commencing January 1 and ending one year after death or disability.

•	Continued medical and dental benefits for covered family members for one year following the death or disability.

Long-Term Incentive Plan

If a NEO dies or becomes disabled (as defined under and covered by the Company’s disability plan), then any equity awards issued under the Company’s Long-Term Incentive Plan will become fully vested, and in the case of stock options, be exercisable until their expiration date. With respect to performance-based restricted stock awards, those shares will vest based on the extent to which the applicable performance goals have been achieved for the entire performance period.

	Mr. Lowe		Mr. Boehne	Mr. NeCastro	Mr. Lansing	Mr. Cruz
Termination Due to Death or Disability	Death	Disability	Either	Either	Either	Either
Cash Severance	3,520,000	7,004,800	1,644,000	1,320,000	390,000	1,102,500

Equity
Restricted Stock (1)	4,082,722	4,082,722	1,961,581	1,324,779	1,429,518	879,900
Unexercisable Options (2)	0	0	13,000	8,667	0	86,200

Sub-Total	4,082,722	4,082,722	1,974,581	1,333,446	1,429,518	966,100

Other Benefits
Health & Welfare (3) (4)	19,424	19,424	12,109	13,235	0	13,235

Sub-Total	19,424	19,424	12,109	13,235	0	13,235

Total	7,622,146	11,106,946	3,630,690	2,666,682	1,819,518	2,081,836

(1)	Represents the product of (i) the number of restricted stock awards outstanding as of December 31, 2007, multiplied by (ii) $45.01 per share (the closing market price of the Company’s stock on December 31, 2007). For each NEO, the number of restricted stock awards outstanding on December 31, 2007 includes the restricted shares earned pursuant to the performance-based restricted stock awards granted in 2007.
(2)	Represents the product of (i) the number of shares underlying the unvested stock options as of December 31, 2007, multiplied by (ii) the excess of $45.01 per share (the closing market price of the Company’s stock on December 31, 2007), over the per share exercise price of the stock option. The unvested stock options held by Messrs. Lowe and Lansing had an exercise price in excess of the fair market value of the underlying shares on December 31, 2007, and are therefore not included in these calculations.
(3)	For Mr. Lowe, this amount represents premiums for continued medical benefits along with an annual supplemental disability benefit equal to 60% of his base salary, payable during the period from January 1, 2010 through April 7, 2015 (age 65).
(4)	For Messrs. Boehne, NeCastro and Cruz, this amount represents the premiums for continued medical and dental insurance coverage.

Change in Control

Employment Agreement for Mr. Lowe

Under Mr. Lowe’s employment agreement, all outstanding equity awards held by him will vest upon a change in control with the options remaining exercisable for the remainder of the original terms.

Senior Executive Change in Control Plan

Under the terms of the Senior Executive Change in Control Plan, all outstanding equity awards held by all NEOs except Mr. Lowe will vest upon a change in control with the options remaining exercisable for the remainder of the original terms. Under the terms of the Executive Deferred Compensation Plan, the vested account balance of each NEO will be valued and payable in a lump sum upon a change in control.

For purposes of these plans and agreements, a change in control generally means (i) the acquisition of a majority of the Company’s voting common shares by someone other than The Edward W. Scripps Trust or a party to the Scripps Family Agreement; (ii) the disposition of assets accounting for 90% or more of the Company’s revenues, unless the Trust or the parties to the Scripps Family Agreement have a direct or indirect controlling interest in the acquiring entity, or (iii) for Mr. Lowe’s agreement only, a change in the membership of the Company’s board of directors, such that the current incumbents and their approved successors no longer constitute a majority.

Change in Control (Single Trigger)	Mr. Lowe	Mr. Boehne	Mr. NeCastro	Mr. Lansing	Mr. Cruz
Equity
Restricted Stock (1)	4,082,722	1,961,581	1,324,779	1,429,518	879,900
Unexercisable Options (2)	0	13,000	8,667	0	86,200

Total	4,082,722	1,974,581	1,333,446	1,429,518	966,100

(1)	Represents the product of (i) the number of restricted stock awards outstanding as of December 31, 2007, multiplied by (ii) $45.01 per share (the closing market price of the Company’s stock on December 31, 2007). For each NEO, the number of restricted stock awards outstanding on December 31, 2007 includes the restricted shares earned pursuant to the performance-based restricted stock awards granted in 2007.
(2)	Represents the product of (i) the number of shares underlying the unvested stock options as of December 31, 2007, multiplied by (ii) the excess of $45.01 per share (the closing market price of the Company’s stock on December 31, 2007), over the per share exercise price of the stock option. The unvested stock options held by Messrs. Lowe and Lansing had an exercise price in excess of the fair market value of the underlying shares on December 31, 2007, and are therefore not included in these calculations.

Qualifying Termination Following a Change in Control

Employment Agreement for Mr. Lowe

Under Mr. Lowe’s employment agreement, if the Company terminates the employment agreement without “cause” within two years after a “change in control” or the executive terminates it for “good reason” within such two-year period, the Company or its successor must provide him with the following benefits:

•

A lump sum amount equal to three times his base salary and annual incentive. For this purpose, annual incentive generally means the greater of: (i) target in the year of termination or (ii) the highest annual incentive earned in the prior three years.

•

Benefits substantially equivalent to those received immediately prior to the date of termination or change in control for a period of three years (or until death or obtaining substantially equivalent benefits).

•	Reasonable outplacement services for a period of eighteen months and reimbursement for reasonable legal expenses (up to $75,000) if he is required to enforce the agreement.

The terms “cause” and “good reason” under the executive’s employment agreement are described above under the heading Voluntary Termination for “Good Reason” or Involuntary Termination without “Cause”. The term “change in control” is defined above under the heading Change in Control.

Senior Executive Change in Control Plan

Each NEO, except Mr. Lowe, participates in the Senior Executive Change in Control Plan. Under this plan, if the executive’s employment is terminated by us other than for “cause”, death or disability or if the executive resigns for “good reason,” within two years after a “change in control”, then the Company or its successor will be obligated to pay or provide the following benefits:

•

A lump sum payment equal to 2.5 times for Messrs. Boehne, NeCastro and Cruz, and 2.0 times for Mr. Lansing, of the executive’s annual base salary and annual incentive. For this purpose, annual incentive generally means the greater of (i) target in the year of termination or (ii) the highest annual incentive earned in the prior three years.

•	Continued medical, dental, disability, life and accidental death insurance coverage for 30 months for Messrs. Boehne, NeCastro and Cruz, and 24 months for Mr. Lansing.

•

A lump sum payment equal to the actuarial value of the additional benefits under the Company’s qualified and supplemental defined benefit plans the executive would have received if his age and years of service at the time of termination were increased by 2.5 years for Messrs. Boehne, NeCastro and Cruz, and 2.0 years for Mr. Lansing.

Under the change in control plan, the terms “cause” generally means: (i) a commission of a felony or an act that impairs the Company’s reputation; (ii) willful failure to perform duties; or (iii) breach of any material term, provision or condition of employment. The term “good reason” means (i) a material reduction in base salary or annual incentive opportunity; (ii) a material reduction in duties or offices; (iii) a relocation of more than 50 miles; (iv) the failure by any successor to assume the employment agreement; or (v) a material breach of the employment terms by the Company.

Executive Annual Incentive Plan

Under the Executive Annual Incentive Plan, in the event that a participant’s employment terminates within one year of a “change in control,” the Company or its successor would be required to pay a lump sum amount to the participant equal to the target annual incentive opportunity for the performance period in which the termination occurs.

Change in Control (Double Trigger)	Mr. Lowe	Mr. Boehne	Mr. NeCastro	Mr. Lansing	Mr. Cruz
Cash Severance	7,260,000	2,911,250	2,400,000	2,080,000	1,967,970
Interrupted Bonus	1,320,000	479,500	360,000	390,000	262,188

Other Benefits
Health & Welfare (1)	44,854	33,484	32,942	26,850	31,296
Life Insurance	0	0	0	0	0
Outplacement	50,000	0	0	0	0
Tax Gross-Ups (2)	0	0	1,264,829	914,940	1,210,556
Retirement (3)	2,455,795	182,893	136,062	112,730	220,455

Sub-Total	2,550,649	216,377	1,433,833	1,054,520	1,462,307

Total (4)	11,130,649	3,607,127	4,193,833	3,524,520	3,692,465

(1)	For Mr. Lowe, this amount represents premiums for continued medical, dental, disability, life and accidental death insurance along with continued perquisites and other benefits included in the “All Other Compensation” column of the Summary Compensation Table. For the other NEOs, the amounts represent premiums for continued medical, dental, disability, life and accidental death insurance.
(2)	Section 280G of the Internal Revenue Code applies if there is a change in control of the Company, compensation is paid to an NEO as a result of the change in control (“parachute payments”), and the present value of the parachute payments is 300% or more of the executive’s “base amount”, which equals his average W-2 income for the five-calendar-year period immediately preceding the change in control (e.g., 2002-2006 if the change in control occurs in 2007). If Section 280G applies, then the NEO is subject to an excise tax equal to 20% of the amount of the parachute payments in excess of his base amount (the “excess parachute payments”), in addition to income and employment taxes. Moreover, the Company is denied a federal income tax deduction for the excess parachute payments. The amounts in the Tax Gross-Ups row reflect a tax gross-up for the excise and related taxes, as required under the terms of the arrangements described above. The amounts are merely estimates based on the following assumptions: (i) an excise tax rate of 20% and a combined federal, state and local income and employment tax rate of 43.01% for Messrs. NeCastro and Cruz and 36.45% for Mr. Lansing, and (ii) no amounts were allocated to the non-solicitation or non-competition covenants contained in the employment agreements.
(3)	Represents the actuarial present value of continued pension benefits, calculated using the pension plan’s provisions for a lump sum payment on January 1, 2008, including a 6.25% interest rate and the RP2000 mortality table.
(4)	These amounts are in addition to the payments and benefits described under the “Change in Control” caption, above.

Retirement

Only Mr. Lowe is eligible for retirement as of December 31, 2007. Under Mr. Lowe’s employment agreement, if he voluntarily terminates employment with the Company on or after January 1, 2007, all outstanding equity awards granted pursuant to his employment agreement will vest with the options remaining exercisable for the remainder of the original terms.

Termination Due to Retirement	Mr. Lowe
Equity
Restricted Stock (1)	4,082,722
Unexercisable Options (2)	0

Sub-Total	4,082,722

Total	4,082,722

(1)	Represents the product of (i) the number of restricted stock awards outstanding as of December 31, 2007, multiplied by (ii) $45.01 per share (the closing market price of the Company’s stock on December 31, 2007). The number of restricted stock awards outstanding on December 31, 2007 includes the restricted shares earned pursuant to the performance-based restricted stock awards granted in 2007.
(2)	All of Mr. Lowe’s unvested stock options had an exercise price in excess of the fair market value of the underlying shares on December 31, 2007, and are therefore not included in these calculations.

Director Compensation

The following table sets forth information regarding the compensation earned in 2007 by non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
William R. Burleigh	171,000	166,663	11,207	348,870
John H. Burlingame	78,000	166,663		244,663
David A. Galloway	76,000	166,663		242,663
Jarl Mohn	68,000	166,663		234,663
Nicholas B. Paumgarten	68,000	166,663		234,663
Jeffrey Sagansky	75,000	166,663		241,663
Nackey E. Scagliotti	71,000	166,663		237,663
Paul K. Scripps	64,000	166,663		230,663
Edward W. Scripps	70,000	166,663		236,663
Ronald W. Tysoe	94,000	166,663		260,663
Julie A. Wrigley	71,000	166,663		237,663
David Moffett	50,000	125,800		175,800

(1)	Represents the expense recognized in the Company’s financial statements related to stock option awards granted in 2007 and in prior years. The expense was determined in accordance with FAS 123R. See footnote 20 of the 2007 Annual Report for the assumptions used by the Company in the valuation of these awards. The grant date fair value of each stock option granted to the directors in 2007 was $43.28.
(2)	Represents the fees paid to Mr. Burleigh for country, dining and business club dues, financial planning, tax services, and secretarial assistance pursuant to his retirement agreement, and the charitable contributions made on his behalf under the charitable matching gift program.

Description of Director Compensation Program

The Company’s director compensation program is designed to enhance its ability to attract and retain highly qualified directors and to align their interests with the long-term interests of its shareholders. The program includes a cash component, which is designed to compensate non-employee directors for their service on the board, and an equity component, which is designed to align the interests of non-employee directors and shareholders. The Company also provides certain other benefits to non-employee directors, which are described below. Directors who are employees of the Company receive no additional compensation for their service on the board.

Cash Compensation

Each non-employee director is entitled to receive an annual cash retainer of $40,000. The chairman is entitled to receive an additional annual cash retainer of $100,000. Committee chairs also receive an annual retainer as described in the table below. The retainers are paid in equal quarterly installments. Each non-employee director is also entitled to receive a fee for each board meeting and committee meeting attended, as follows:

Meeting Fees
Board	$2,500
Executive, Compensation and Nominating & Governance Committees	$2,000
Audit Committee	$2,500

Annual Chair Fees
Executive Committee	$3,000
Audit Committee	$9,000
Compensation Committee	$6,000
Nominating & Governance Committee	$3,000

Equity Compensation

Consistent with past practice, in May 2007 non-employee directors who were elected at the 2007 annual shareholder meeting received a nonqualified stock option award to purchase 10,000 shares at a price equal to the fair market value of the shares on the date of grant. The stock options have a term of ten years and are exercisable on the anniversary of the date of grant. They may be forfeited only upon removal from the board for cause. The awards were first approved at the February 2007 meeting of the board of directors.

Other Benefits

In addition to the above compensation, the Scripps Howard Foundation, an affiliate of the Company, matches, on a dollar-for-dollar basis up to $3,000 annually, charitable contributions made by non-employee directors to qualifying organizations. This program is also available to all Scripps’ employees.

1997 Deferred Compensation and Stock Plan for Directors

A non-employee director may elect to defer payment of at least fifty percent of the cash compensation received as a director under the Company’s 1997 Deferred Compensation and Stock Plan for Directors. The director may allocate the deferrals between a phantom stock account that credits earnings including dividends, based on the Company’s Class A Common stock, or to a fixed income account that credits interest based on the twelve month average of the 10-year treasury rate (as of November of each year), plus 1%. The deferred amounts (as adjusted for earnings, interest and losses) are paid to the director at the time he or she ceases to serve as a director or upon a date predetermined by the director, either in a lump sum or annual installments over a specified number of years (not to exceed 15) as elected by the director. Payments generally are made in the form of cash, except that the director may elect to receive all or a portion of the amounts credited to his or her phantom stock account in the form of shares of Class A Common stock.

The following table provides the number of stock options that had not been exercised and remained outstanding as of December 31, 2007. The stock options are exercisable one year from the date of grant, but may be forfeited upon removal from the Board for cause.

Name	Aggregate Number of Shares Underlying Stock Options Awards (#)
Mr. Burleigh	340,000
Mr. Burlingame	70,000
Mr. Galloway	55,000
Mr. Mohn	60,000
Mr. Paumgarten	84,000
Mr. Sagansky	45,000
Ms. Scagliotti	84,000
Mr. P.K. Scripps	60,000
Mr. E.W. Scripps	84,000
Mr. Tysoe	90,000
Ms. Wrigley	60,000
Mr. Moffett	10,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

REPORT ON THE SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to persons known to management to be the beneficial owners, as of December 31, 2007, of more than 5 percent of the Company’s outstanding Class A Common Shares or Common Voting Shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown therein as being beneficially owned by them.

Name and Address of Beneficial Owner	Class A Common Shares	Percent	Common Voting Shares	Percent
The Edward W. Scripps Trust (1) 13350 Metro Parkway, Suite 301 Fort Meyers, Florida 33966-4796	39,192,222	31.00%	32,080,000	87.73%

Paul K. Scripps and John P. Scripps Trust (2) 5360 Jackson Drive, Suite 206 La Mesa, California 91942	1,230	—	3,232,226	8.84%

FMR LLC (3) 82 Devonshire Street Boston, Massachusetts 02109	12,859,514	10.17%	—	—

Harris Associates L.P. (4) Two North LaSalle Street, Suite 500 Chicago, Illinois 60602-3790	7,525,100	5.95%	—	—

(1)	Under the Trust Agreement establishing The Edward W. Scripps Trust (the “Trust”), the Trust must retain voting shares sufficient to ensure control of the Company until the final distribution of the Trust estate unless earlier stock dispositions are necessary for the purpose of preventing loss or damage to such estate. The trustees of the Trust are John H. Burlingame, Mary Peirce and Nackey E. Scagliotti. (Edward W. Scripps, Jr. was a trustee of the Trust during 2007. He retired in February 2008.) The Trust will terminate upon the death of one individual. Upon the termination of the Trust, substantially all of its assets (including all shares of capital stock of the Company held by the Trust) will be distributed to certain descendants. Certain of these descendants have entered into an agreement among themselves, other cousins and the Company which will restrict transfer and govern voting of Common Voting Shares to be held by them upon termination of the Trust and distribution of the Trust estate. See “Certain Transactions - Scripps Family Agreement.”

(2)	See footnote 8 to the table under “Security Ownership of Management” below.

(3)	FMR, LLC filed a Schedule 13G with the Securities and Exchange Commission with respect to the Company’s Class A Common Shares on January 9, 2008. The information in the table is based on the information contained in such filing for the year ended 2007. Such report states that FMR, LLC has sole voting power over 1,371,996 shares and sole investment power over 12,859,514 shares.

(4)	Harris Associates L.P. filed a Schedule 13G with the Securities and Exchange Commission with respect to the Company’s Class A Common Shares on February 13, 2008. The information in the table is based on the information contained in such filing for the year ended 2007. Such report states that Harris Associates L.P. has shared voting power over 6,400,000 shares and sole investment power over 1,125,100 shares.

REPORT ON THE SECURITY OWNERSHIP OF MANAGEMENT

The following information is set forth with respect to the Company’s Class A Common Shares and Common Voting Shares beneficially owned as of January 31, 2008, by each director and each nominee for election as a director of the Company, by each named executive, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown therein as being beneficially owned by them. Also included in the table are shares owned by The Edward W. Scripps Trust, the trustees of which are directors of the Company.

Name of Individual or Number of Persons in Group	Class A Common Shares(1)	Exercisable Options(2)	Total Class A Common Shares(3)	Percent	Phantom Shares(4)	Common Voting Shares	Percent
William R. Burleigh	84,830	330,000	414,830	*	—	—	—
John H. Burlingame (5)	1,428	60,000	61,428	*	882	—	—
David A. Galloway	2,000	45,000	47,000	*	7,297	—	—
Kenneth W. Lowe	357,353	1,460,833	1,818,186	1.44%	—	—	—
David M. Moffett	—	—	—	*	—	—	—
Jarl Mohn (6)	600	50,000	50,600	*	—	—	—
Nicholas B. Paumgarten (7)	2,500	74,000	76,500	*	9,408	—	—
Jeffrey Sagansky	—	35,000	35,000	*	—	—	—
Nackey E. Scagliotti (5)	400	74,000	74,400	*	—	—	—
Edward W. Scripps	2,000	74,000	76,000	*	—	—	—
Paul K. Scripps (8)	1,230	50,000	51,230	*	—	3,232,226	8.84%
Ronald W. Tysoe	—	80,000	80,000	*	23,861	—	—
Julie A. Wrigley	64,144	50,000	114,144	*	17,345	—	—
Richard A. Boehne	51,013	705,000	756,013	*	—	—	—
Joseph G. NeCastro	28,964	222,500	251,464	*	—	—	—
Anatolio B. Cruz III	18,139	65,834	83,973	*	—	—	—
John F. Lansing	28,250	249,001	277,251	*	—	—	—
All directors and executive officers as a group (21 persons) (9)	39,873,793	3,906,004	43,779,797	34.69%	58,794	35,312,226	96.57%

*	Shares owned represent less than 1 percent of the outstanding shares of such class of stock.

(1)	The shares listed for each of the officers and directors represent his or her direct or indirect beneficial ownership of Class A Common Shares.

(2)	The shares listed for each of the officers and directors include Class A Common Shares underlying exercisable options at January 31, 2008 and exercisable options at March 31, 2008.

(3)	The shares listed do not include the balances held in any of the directors’ phantom share accounts that are the result of an election to defer compensation under the 1997 Deferred Compensation and Stock Plan for Directors. None of the shares listed for any officer or director is pledged as security for any obligation, such as pursuant to a loan arrangement or agreement or pursuant to any margin account agreement.

(4)	The shares listed are the shares held in the directors’ phantom share accounts that are the result of an election to defer compensation under the 1997 Deferred Compensation and Stock Plan for Directors.

(5)	These persons are trustees of the Trust and have the power to vote and dispose of the 39,192,222 Class A Common Shares and the 32,080,000 Common Voting Shares of the Company held by the Trust. Mr. Burlingame disclaims any beneficial interest in the shares held by the Trust.

(6)	The shares for Mr. Mohn include shares held in an S corporation that is owned by The Mohn Family Trust.

(7)	The shares listed for Mr. Paumgarten include 1,700 shares owned by his wife. Mr. Paumgarten disclaims beneficial ownership of such shares.

(8)	The shares listed for Mr. Paul K. Scripps include 239,040 Common Voting Shares and 816 Class A Common Shares held in various trusts for the benefit of certain of his relatives and 208 Class A Common Shares owned by his wife. Mr. Scripps is a trustee of the aforesaid trusts. Mr. Scripps disclaims beneficial ownership of the shares held in such trusts and the shares owned by his wife. The shares listed also include 2,890,906 Common Voting Shares held by five trusts of which Mr. Scripps is a trustee. Mr. Scripps is the sole beneficiary of one of these trusts, holding 698,036 Common Voting Shares. He disclaims beneficial ownership of the shares held in the other four trusts.

(9)	Please see footnote 1 under Report on the Security Ownership of Certain Beneficial Owners.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans, including The E. W. Scripps 1997 Long-Term Incentive Plan (LTIP), The E. W. Scripps Company Employee Stock Purchase Plan (ESPP), and the 1997 Deferred Compensation and Stock Plan for Directors (DCSPD).

In March 1997, the Company adopted the LTIP, which was subsequently amended November 1998, February 1999, February 2000, and February 2002. The LTIP was amended and restated April 2004, and amended April 2005 and February 2007. In January 1998, the Company adopted the ESPP, which was subsequently amended in February 2007. In March 1997, the Company adopted the DCSPD. The Company’s shareholders have approved each plan. Equity compensation plan information, as of December 31, 2007, is as follow:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(3)(4)	13,429,287	$41.50	4,022,309	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	13,429,287	$41.50	4,022,309

(1)	Includes the following plans: LTIP, which encompasses the issuance of stock options, restricted shares, performance-based restricted shares, restricted stock units, ESPP, and DSCPD.

(2)	Includes 161,090 shares reserved for future issuance of shares related to the ESPP. The maximum number of shares that may be issued pursuant to awards other than stock options under the LTIP is 3,861,219.

(3)	Includes 142,145 performance-based restricted shares at the target level. These shares are not included in the weighted average exercise price. The actual number of restricted shares delivered under the LTIP was determined on February 22, 2008 and is set forth in the “Number of Shares or Units of Stock that have Not Vested” column of the Outstanding Equity Awards at Fiscal Year-End table of this proxy statement. The executives have no rights to vote or receive cash dividends with respect to the underlying restricted shares until the date on which the actual number of restricted shares are determined and issued to the executive.

4)	Includes 59,586 phantom shares credited to the accounts of directors under the DCSPD. These shares are not included in the weighted average exercise price. Under the DCSPD, a non-employee director may elect to defer payment of the cash compensation received as a director. The director may allocate the deferrals between a phantom stock account that credits earnings including dividends, based on the Company’s Class A Common stock, or to a fixed income. The deferrals are paid to the director at the time he or she ceases to serve as a director or upon a date predetermined by the director. Payments may be made in cash, shares of Class A Common stock, or a combination of cash and shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

REPORT ON RELATED PARTY TRANSACTIONS

Related Party Transactions

There were no related party transactions in fiscal 2007. Under its charter, the audit committee of the board of directors is responsible for reviewing any proposed related party transaction. The audit committee has approved a “Statement of Policy With Respect to Related Party Transactions” which recognizes that related party transactions can present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). This policy defines a “related party,” requires that management present to the audit committee for its approval any related party transaction, and defines disclosure procedures.

Scripps Family Agreement

General. The Company and certain persons and trusts are parties to an agreement (the “Scripps Family Agreement”) restricting the transfer and governing the voting of Common Voting Shares that such persons and trusts may acquire or own at or after the termination of the The Edward W. Scripps Trust. Such persons and trusts (the “Signatories”) consist of certain descendants of Robert Paine Scripps who are beneficiaries of the Trust, descendants of John P. Scripps, and certain trusts of which descendants of John P. Scripps are trustees and beneficiaries. Robert Paine Scripps was a son of the founder of the Company. John P. Scripps was a grandson of the founder and a nephew of Robert Paine Scripps.

If the Trust were to have terminated as of January 31, 2008, the Signatories would have held in the aggregate approximately 93% of the outstanding Common Voting Shares as of such date.

Once effective, the provisions restricting transfer of Common Voting Shares under the Scripps Family Agreement will continue until 21 years after the death of the last survivor of the descendants of Robert Paine Scripps and John P. Scripps alive when the Trust terminates. The provisions of the Scripps Family Agreement governing the voting of Common Voting Shares will be effective for a 10-year period after termination of the Trust and may be renewed for additional 10-year periods.

Transfer Restrictions. No Signatory will be able to dispose of any Common Voting Shares (except as otherwise summarized below) without first giving other Signatories and the Company the opportunity to purchase such shares. Signatories will not be able to convert Common Voting Shares into Class A Common Shares except for a limited period of time after giving other Signatories and the Company the aforesaid opportunity to purchase and except in certain other limited circumstances.

Signatories will be permitted to transfer Common Voting Shares to their lineal descendants or trusts for the benefit of such descendants, or to any trust for the benefit of such a descendant, or to any trust for the benefit of the spouse of such descendant or any other person or entity. Descendants to whom such shares are sold or transferred outright, and trustees of trusts into which such shares are transferred, must become parties to the Scripps Family Agreement or such shares shall be deemed to be offered for sale pursuant to the Scripps Family Agreement. Signatories will also be permitted to transfer Common Voting Shares by testamentary transfer to their spouses provided such shares are converted to Class A Common Shares and to pledge such shares as collateral security provided that the pledgee agrees to be bound by the terms of the Scripps Family Agreement. If title to any such shares subject to any trust is transferred to anyone other than a descendant of Robert Paine Scripps or John P. Scripps, or if a person who is a descendant of Robert Paine Scripps or John P. Scripps acquires outright any such shares held in trust but is not or does not become a party to the Scripps Family Agreement, such shares shall be deemed to be offered for sale pursuant to the Scripps Family Agreement. Any valid transfer of Common Voting Shares made by Signatories without compliance with the Scripps Family Agreement will result in automatic conversion of such shares to Class A Common Shares.

Voting Provisions. The Scripps Family Agreement provides that the Company will call a meeting of the Signatories prior to each annual or special meeting of the shareholders of the Company held after termination of the Trust (each such meeting hereinafter referred to as a “Required Meeting”). At each Required Meeting, the Company will submit for decision by the Signatories, each matter, including election of directors, that the Company will submit to its shareholders at the annual meeting or special meeting with respect to which the Required Meeting has been called. Each Signatory will be entitled, either in person or by proxy, to cast one vote for each Common Voting Share owned of record or beneficially by him on each matter brought before the Required Meeting. Each Signatory will be bound by the decision reached by majority vote with respect to each matter brought before the Required Meeting, and at the related annual or special meeting of the shareholders of the Company each Signatory will vote his Common Voting Shares in accordance with decisions reached at the Required Meeting of the Signatories.

John P. Scripps Newspapers

In connection with the merger in 1986 of the John P. Scripps Newspaper Group (“JPSN”) into a wholly owned subsidiary of the Company (the “JPSN Merger”), the Company and The Edward W. Scripps Trust entered into certain agreements discussed below.

JPSN Board Representation Agreement. The Edward W. Scripps Trust and John P. Scripps entered into a Board Representation Agreement dated March 14, 1986 in connection with the JPSN Merger. Under this agreement, the surviving adult children of Mr. John P. Scripps who are shareholders of the Company have the right to designate one person to serve on the Company’s board of directors so long as they continue to own in the aggregate 25% of the sum of (i) the shares issued to them in the JPSN Merger and (ii) the shares received by them from John P. Scripps’ estate. In this regard, The Edward W. Scripps Trust has agreed to vote its Common Voting Shares in favor of the person designated by John P. Scripps’ children. Pursuant to this agreement, Paul K. Scripps currently serves on the Company’s board of directors and is a nominee for election at the annual meeting. The Board Representation Agreement terminates upon the earlier of the termination of The Edward W. Scripps Trust or the completion of a public offering by the Company of Common Voting Shares.

Stockholder Agreement. The former shareholders of the John P. Scripps Newspaper Group, including John P. Scripps and Paul K. Scripps, entered into a Stockholder Agreement with the Company in connection with the JPSN Merger. This agreement restricts to certain transferees the transfer of Common Voting Shares received by such shareholders pursuant to the JPSN Merger. These restrictions on transfer will terminate on the earlier of the termination of The Edward W. Scripps Trust or completion of a public offering of Common Voting Shares. Under the agreement, if a shareholder has received a written offer to purchase 25% or more of his Common Voting Shares, the Company has a “right of first refusal” to purchase such shares on the same terms as the offer. Under certain other circumstances, such as bankruptcy or insolvency of a shareholder, the Company has an option to buy all Common Voting Shares of the Company owned by such shareholder. Under the agreement, stockholders owning 25% or more of the outstanding Common Voting Shares issued pursuant to the JPSN Merger may require the Company to register Common Voting Shares (subject to the right of first refusal mentioned above) under the Securities Act of 1933 for sale at the shareholders’ expense in a public offering. In addition, the former shareholders of the John P. Scripps Newspaper Group will be entitled, subject to certain conditions, to include Common Voting Shares (subject to the right of first refusal) that they own in any registered public offering of shares of the same class by the Company. The registration rights expire three years from the date of a registered public offering of Common Voting Shares.

CORPORATE GOVERNANCE

Director Attendance at Annual Meetings of Shareholders

The Company does not have a policy with regard to attendance by board members at the Annual Meeting of Shareholders. Messrs. Burleigh, Burlingame and Lowe attended the Company’s 2007 annual meeting of shareholders.

Director Education

When first elected to the board of directors, new members attend a training session that introduces them to the Company’s operations and to the members of management. Thereafter, directors are informed on a regular basis of various director educational programs offered by governance and director organizations. The Company pays for the continuing education of its directors. The director orientation policy is reviewed by the nominating & governance committee annually.

Director Independence — Controlled Company Status

The New York Stock Exchange requires listed companies to have a majority of independent directors on their boards and to ensure that their compensation committee and governance committee are composed of a majority of independent directors as well. A company that qualifies as a “controlled company” does not have to comply with these strictures so long as it discloses to shareholders that the company qualifies as a “controlled company” and is relying on this exemption in not having a majority of independent directors on the board or a majority of independent directors on either of the aforementioned committees. A “controlled company” is a listed company of which more than 50 percent of the voting power is held by an individual, a group, or another company. The Edward W. Scripps Trust holds a majority of the Company’s outstanding Common Voting Shares, and as such the Company qualifies as a “controlled company” and may rely on the NYSE exemption. The Company is not relying at present on that exemption.

Director Independence

The Company has determined that the following directors are independent under the standards established by the NYSE: William R. Burleigh, John H. Burlingame, David M. Moffett, David A. Galloway, Jarl Mohn, Nicholas B. Paumgarten, Jeffrey Sagansky, Nackey E. Scagliotti, Paul K. Scripps, Edward W. Scripps, Ronald W. Tysoe and Julie A. Wrigley. Additionally, all of the members of its nominating & corporate governance committee and its compensation committee are independent under such standards.

Director Service on Other Audit Committees

Mr. Ronald B. Tysoe currently serves on the audit committees of four public companies, in addition to service on the audit committee of the Company. The Company’s board of directors reviewed this service commitment and determined that such simultaneous service does not impair his ability to effectively serve on the Company’s audit committee.

Nominations for Directors

The nominating & governance committee will review any candidate recommended by the shareholders of the Company in light of the committee’s criteria for selection of new directors. If a shareholder wishes to recommend a candidate, he or she should send the recommendation, with a description of the candidate’s qualifications, to: Chair, Nominating & Governance Committee, c/o Mrs. Mary Denise Kuprionis, The E. W. Scripps Company, 312 Walnut Street, Suite 2800, Cincinnati, Ohio 45202. In the past, the committee has hired an independent consultant to assist with the identification and evaluation of director nominees and may do so in the future.

Nomination for Directors — Qualification Standards

When selecting new director nominees, the nominating & governance committee considers requirements of applicable law and listing standards, as well as the director qualification standards highlighted in the Company’s corporate governance principles. The committee is responsible for reviewing with the board the requisite skills and characteristics of new board candidates as well as the diversity and composition of the board as a whole. A person considered for nomination to the board must be a person of high integrity. Other factors considered are independence, age, skills, and experience in the context of the needs of the board. The nominating & governance committee makes recommendations to the board regarding the selection of director nominees.

Item 14.	Principal Accounting Fees and Services

Independence of the External Auditors

The committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the committee subject to certain restrictions. The policy sets out the specific services pre-approved by the committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired.

Service Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees for all professional services rendered by Deloitte Entities to the Company for the years ended December 31, 2007 and 2006.

	2007	2006
Audit fees (1)	$2,638,000	$1,931,100
Audit-related fees (2)	137,100	420,500

Total audit and audit-related fees	2,775,100	2,351,600

Tax compliance and preparation:
Amended returns, claims for refunds and tax payment-planning	548,700	571,200
Employee benefit plans	7,200	7,100
Other tax-related fees	197,100	11,900

Total tax fees	753,000	590,200

Total fees	$3,528,100	$2,941,800

(1)	The 2007 fees include audit of the parent company and certain subsidiary companies, quarterly reviews and accounting consultations. It also includes audit fees associated with the Company’s decision to separate its networks and interactive media divisions into a separately traded company and the required filing of a Registration Statement on Form 10 with the Securities and Exchange Commission.

(2)	This includes fees for due diligence assistance.

Report of the Audit Committee

In connection with the financial statements for the fiscal year ended December 31, 2007, the Audit Committee has:

(1) reviewed and discussed the audited financial statements with management; and

(2) discussed with the Deloitte Entities the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committees). Deloitte Entities also provided to the committee the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

Based upon these reviews and discussions, the audit committee at its February 20, 2008, meeting, approved the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2007, with the United States Securities and Exchange Commission.

The Audit Committee

Ronald W. Tysoe, Chairman

David M. Moffett

Jeffrey Sagansky

Julie A. Wrigley

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

See exhibit index filed as part of this Form 10-K/A.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: April 29, 2008	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on April 29, 2008.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph G. NeCastro Joseph G. NeCastro	Executive Vice President and Chief Financial Officer

* William R. Burleigh	Chairman of the Board of Directors

* John H. Burlingame	Director

* David A. Galloway	Director

* David M. Moffett	Director

* Jarl Mohn	Director

* Nicholas B. Paumgarten	Director

* Jeffrey Sagansky	Director

* Nackey E. Scagliotti	Director

* Paul K. Scripps	Director

* Ronald W. Tysoe	Director

* Julie A. Wrigley	Director

*	Filed with original Form 10-K Filing.

The E. W. Scripps Company

Index to Exhibits

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
2.01	Agreement and Plan or Merger and Reorganization between The E.W. Scripps Company, Green Monster Acquisition Corp., and Shopzilla, Inc.	(15)	10.22

2.02	Agreement Relating to Sale and Purchase of Major Part of Issued Share Capital of uSwitch Limited	(19)	2.02

2.02B	Minority (1) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited	(19)	2.02B

2.02C	Minority (2) Share Sale Agreement relating to the sale and purchase of a minority part of the issued share capital of uSwitch Limited	(19)	2.02C

3.01	Articles of Incorporation	(10)	3(i)

3.02	Amended and Restated Code of Regulations	(20)	3.02

4.01	Class A Common Share Certificate	(2)	4

4.02C	Form of Indenture: 5.75% notes due in 2012	(3)	4.1

4.02D	Form of Indenture: 4.25% notes due in 2009	(8)	4.1

4.02E	Form of Indenture: 3.75% notes due in 2008	(8)	4.1

4.02F	Form of Indenture: 4.30% notes due in 2010	(8)	4.1

4.03C	Form of Debt Securities: 5.75% notes due in 2012	(3)	4.2

4.03D	Form of Debt Securities: 4.25% notes due in 2009	(8)	4.2

4.03E	Form of Debt Securities: 3.75% notes due in 2008	(8)	4.2

4.03F	Form of Debt Securities: 4.30% notes due in 2010	(8)	4.2

10.01	Amended and Restated Joint Operating Agreement, dated January 1, 1979 among Journal Publishing Company, New Mexico State Tribune Company and Albuquerque Publishing Company, as amended	(1)	10.01

10.03	Joint Operating Agreement, dated September 23, 1977, between the Cincinnati Enquirer, Inc. and the Company, as amended	(1)	10.03

10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(7)	10.04

10.08	Amended and Restated 1997 Long-Term Incentive Plan	(12)	10.01

10.09	Form of Executive Officer Nonqualified Stock Option Agreement	(12)	10.03A

10.10	Form of Independent Director Nonqualified Stock Option Agreement	(12)	10.03B

10.11	Form of Performance-Based Restricted Share Agreement	(12)	10.03C

10.12	Form of Restricted Share Agreement (Nonperformance Based)	(17)	10.02C

10.12	Performance-Based Restricted Share Agreement between The E. W. Scripps Company and Mark G. Contreras	(12)	10.03D

10.13	Executive Bonus Plan, as amended April 14, 2005	(12)	10.04

10.14	Consulting agreement between the Company and Alan Horton	(13)	99.01

10.15	Special Retirement Supplement Agreement between the Company and Alan Horton	(13)	99.02

E-1

The E. W. Scripps Company

Index to Exhibits (continued)

Exhibit Number	Description of Item	Page	Exhibit No Incorporated
10.16	Consulting agreement between the Company and Frank Gardner	(16)	10.16

10.17	Special Retirement Supplement Agreement between the Company and Frank Gardner	(16)	10.17

10.40	5-Year Competitive Advance and Revolving Credit Facility Agreement	(18)	10.40

10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44

10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45

10.57	Scripps Family Agreement dated October 15, 1992	(4)	1

10.59	Non-Employee Directors’ Stock Option Plan	(5)	4A

10.61	1997 Deferred Compensation and Stock Plan for Directors	(6)	10.61

10.63	Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.63

10.63.B	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(18)	10.63.B

10.63.C	Amendment No. 3 to Employment Agreement between the Company and Kenneth W. Lowe	(21)	10.63.C

10.64	Employment Agreement between the Company and John F. Lansing, as amended November 12, 2005	(16)	10.64

10.65	Employment Agreement between the Company and Richard A. Boehne	(18)	10.65

10.66	Employment Agreement between the Company and Joseph G. NeCastro	(18)	10.66

10.67	Employment Agreement between the Company and Mark G. Contreras	(18)	10.67

10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	(11)	10.64

10.75	Scripps Senior Executive Change in Control Plan	(11)	10.65

10.76	Scripps Executive Deferred Compensation Plan	(11)	10.66

12 *	Computation of Ratio of Earnings to Fixed Charges for the Three Years Ended December 31, 2007

14	Code of Ethics for CEO and Senior Financial Officers	(14)	14

21 *	Subsidiaries of the Company

23 *	Consent of Independent Registered Public Accounting Firm

31(a) **	Section 302 Certifications

31(b) **	Section 302 Certifications

32(a) **	Section 906 Certifications

32(b) **	Section 906 Certifications

E-2

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).
(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.
(3)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-36641).
(4)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.
(5)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).
(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to Registration Statement S-3 (file No. 333-100390) of The E. W. Scripps Company.
(9)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.
(10)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 15, 2004.
(11)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
(12)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 9, 2005.
(13)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated December 16, 2004.
(14)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2005.
(16)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2005.
(17)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 28, 2006.
(18)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2006.
(19)	Incorporated by reference to The E. W. Scripps Company Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 2006.
(20)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated May 10, 2007.
(21)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 31, 2007.

*	Filed with original Form 10-K Filing.
**	Filed herewith.

E-3