Form 10-Q
period 2008-03-31
SCRIPPS E W CO /DE
filed 2008-05-12
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2008 there were 126,632,058 of the Registrant’s Class A Common shares outstanding and 36,568,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

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

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

3

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A shares during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
1/1/08 - 1/31/08	252,000	$40.77	252,000	1,298,000

2/1/08 - 2/29/08	28,000	$41.53	28,000	1,270,000

3/1/08 - 3/31/08				1,270,000

Total	280,000	$40.85	280,000	1,270,000

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we were authorized to repurchase up to 5.0 million Class A Common shares. Due to the pending separation of the Company, the repurchase of shares was suspended in the first quarter of 2008. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

THE E. W. SCRIPPS COMPANY

Dated: May 12, 2008	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands )	March 31, 2008 (Unaudited)	As of December 31, 2007	March 31, 2007 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,424	$31,632	$22,250
Short-term investments	34,459	44,831	1,609
Accounts and notes receivable (less allowances - $8,251, $8,414, $14,609)	550,110	561,929	486,794
Programs and program licenses	225,514	215,127	193,080
Deferred income taxes	19,024	17,124	20,244
Assets of discontinued operations	173	1,825	62,849
Miscellaneous	56,315	54,325	44,138

Total current assets	943,019	926,793	830,964

Investments	220,259	226,660	215,147

Property, plant and equipment	570,636	559,673	517,405

Goodwill and other intangible assets:
Goodwill	1,659,519	1,666,206	1,946,248
Other intangible assets	181,936	188,227	317,504

Total goodwill and other intangible assets	1,841,455	1,854,433	2,263,752

Other assets:
Programs and program licenses (less current portion)	265,063	265,938	260,576
Unamortized network distribution incentives	127,741	135,367	150,993
Prepaid pension	9,051	8,975	8,752
Miscellaneous	28,367	27,453	46,668

Total other assets	430,222	437,733	466,989

TOTAL ASSETS	$4,005,591	$4,005,292	$4,294,257

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	March 31, 2008 (Unaudited)	As of December 31, 2007	March 31, 2007 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,430	$78,923	$78,568
Customer deposits and unearned revenue	54,376	57,174	57,422
Accrued liabilities:
Employee compensation and benefits	52,225	76,776	46,472
Network distribution incentives	4,899	4,616	4,127
Accrued income taxes	32,343	11,347	12,765
Accrued marketing and advertising costs	21,470	18,537	18,371
Accrued interest	4,581	5,757	8,344
Miscellaneous	58,667	70,005	60,891
Liabilities of discontinued operations	147	3,017	19,402
Other current liabilities	32,098	20,650	23,114

Total current liabilities	346,236	346,802	329,476

Deferred income taxes	362,015	362,234	338,548

Long-term debt	473,680	504,663	746,426

Other liabilities (less current portion)	205,835	199,302	176,023

Minority interests	108,032	141,930	100,865

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,532,158, 126,421,285; and 127,002,845 shares	1,265	1,264	1,270
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226, 36,568,226 and 36,568,226 shares	366	366	366

Total	1,631	1,630	1,636
Additional paid-in capital	486,452	475,055	451,346
Retained earnings	2,022,592	1,971,848	2,146,896
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale	1,047	4,338	8,010
Pension liability adjustments	(57,051)	(57,673)	(54,254)
Foreign currency translation adjustment	55,122	55,163	49,285

Total shareholders’ equity	2,509,793	2,450,361	2,602,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,005,591	$4,005,292	$4,294,257

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )

( in thousands, except per share data )	Three months ended March 31,
	2008	2007
Operating Revenues:
Advertising	$430,559	$415,189
Referral fees	76,530	62,085
Network affiliate fees, net	67,430	57,852
Circulation	30,514	30,878
Licensing	18,606	18,273
Other	18,835	17,147

Total operating revenues	642,474	601,424

Costs and Expenses:
Employee compensation and benefits	185,678	182,707
Production and distribution	70,858	72,300
Programs and program licenses	76,555	62,845
Marketing and advertising	59,261	61,661
Other costs and expenses	70,610	68,888

Total costs and expenses	462,962	448,401

Depreciation, Amortization, and (Gains) Losses:
Depreciation	22,463	18,547
Amortization of intangible assets	6,299	15,891
Losses on disposal of property, plant and equipment	867	89

Net depreciation, amortization and (gains) losses	29,629	34,527

Operating income	149,883	118,496
Interest expense	(5,832)	(10,201)
Equity in earnings of JOAs and other joint ventures	12,189	3,621
Miscellaneous, net	761	848

Income from continuing operations before income taxes and minority interests	157,001	112,764
Provision for income taxes	50,874	31,535

Income from continuing operations before minority interests	106,127	81,229
Minority interests	22,293	17,980

Income from continuing operations	83,834	63,249
Income from discontinued operations, net of tax	234	5,235

Net income	$84,068	$68,484

Net income per basic share of common stock:
Income from continuing operations	$.52	$.39
Income from discontinued operations	.00	.03

Net income per basic share of common stock	$.52	$.42

Net income per diluted share of common stock:
Income from continuing operations	$.51	$.38
Income from discontinued operations	.00	.03

Net income per diluted share of common stock	$.51	$.42

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Three months ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$84,068	$68,484
Income from discontinued operations	(234)	(5,235)

Income from continuing operations	83,834	63,249
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Programs and program licenses costs	76,555	62,845
Depreciation and intangible assets amortization	28,762	34,438
Network distribution incentive amortization	8,257	6,816
Equity in earnings of JOAs and other joint ventures	(12,189)	(3,621)
Deferred income taxes	8,767	(2,143)
Excess tax benefits of stock compensation plans	(335)	(1,646)
Stock and deferred compensation plans	8,603	10,965
Minority interests in income of subsidiary companies	22,293	17,980
Program payments	(85,641)	(85,542)
Dividends received from JOAs and other joint ventures	12,230	10,771
Capitalized network distribution incentives and payments	(1,678)	(2,595)
Prepaid and accrued pension expense	5,294	4,242
Other changes in certain working capital accounts, net	(1,368)	(7,373)
Miscellaneous, net	4,128	866

Net cash provided by continuing operating activities	157,512	109,252
Net cash provided by (used in) discontinued operating activities	(984)	2,620

Net operating activities	156,528	111,872

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(664)	(689)
Additions to property, plant and equipment	(30,547)	(20,632)
Decrease in short-term investments	10,372	1,263
Sale of long-term investments	698	100
Miscellaneous, net	6	49

Net cash used in continuing investing activities	(20,135)	(19,909)
Net cash used in discontinued investing activities		(50)

Net investing activities	(20,135)	(19,959)

Cash Flows from Financing Activities:
Increase in long-term debt	8,934
Payments on long-term debt	(40,026)	(20,171)
Dividends paid	(22,840)	(19,697)
Dividends paid to minority interests	(56,191)	(39,544)
Repurchase Class A Common shares	(11,442)	(17,184)
Proceeds from employee stock options	3,310	8,146
Excess tax benefits of stock compensation plans	335	1,646
Miscellaneous, net	7,196	(13,263)

Net cash used in continuing financing activities	(110,724)	(100,067)
Net cash used in discontinued financing activities		(30)

Net financing activities	(110,724)	(100,097)

Effect of exchange rate changes on cash and cash equivalents	123	(16)

Increase (decrease) in cash and cash equivalents	25,792	(8,200)

Cash and cash equivalents:
Beginning of year	31,632	30,450

End of period	$57,424	$22,250

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
As of December 31, 2006	$1,636	$431,432	$2,145,875	$2,492	$2,581,435
Comprehensive income:
Net income			68,484		68,484

Unrealized gains (losses) on investments, net of tax of $1,469				(2,581)	(2,581)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(330)				579	579
Equity in investee’s adjustments for FAS 158, net of tax of $(19)				30	30
Currency translation, net of tax of $(72)				2,521	2,521

Total comprehensive income					69,033

FIN 48 transition adjustment			(30,869)		(30,869)
Dividends: declared and paid - $.12 per share			(19,697)		(19,697)
Repurchase 377,000 Class A Common shares	(4)	(1,152)	(16,897)		(18,053)
Compensation plans, net: 450,868 shares issued; 44,444 shares repurchased; 1,300 shares forfeited	4	18,638			18,642
Tax benefits of compensation plans		2,428			2,428

As of March 31, 2007	$1,636	$451,346	$2,146,896	$3,041	$2,602,919

As of December 31, 2007	$1,630	$475,055	$1,971,848	$1,828	$2,450,361
Comprehensive income:
Net income			84,068		84,068

Unrealized gains (losses) on investments, net of tax of $1,865				(3,291)	(3,291)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(378)				669	669
Equity in investee’s adjustments for FAS 158, net of tax of $30				(47)	(47)
Currency translation adjustment, net of tax of $386				(41)	(41)

Total comprehensive income					81,358

Dividends: declared and paid - $.14 per share			(22,840)		(22,840)
Repurchase 280,000 Class A Common shares	(3)	(955)	(10,484)		(11,442)
Compensation plans, net: 445,079 shares issued;
47,565 shares repurchased; 6,641 shares forfeited	4	12,004			12,008
Tax benefits of compensation plans		348			348

As of March 31, 2008	$1,631	$486,452	$2,022,592	$(882)	$2,509,793

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Nature of Operations - We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, interactive media, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, and Interactive media. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics. Additional information for our business segments is presented in Note 19.

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

Newspaper Joint Operating Agreements (“JOA”) - We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. The related editorial costs and expenses are included within costs and expenses in our Condensed Consolidated Statements of Income. Our residual interest in the net assets of the Denver JOA is classified as an investment in the Condensed Consolidated Balance Sheets.

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

The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2007.

Stock-Based Compensation - We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2007. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

In accordance with Financial Accounting Standard No. 123(R) - Share Based Payment (“FAS 123(R)”), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Compensation costs of stock options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model are as follows:

	Three months ended March 31,
	2008	2007
Weighted-average fair value of options granted	$9.18	$12.58
Assumptions used to determine fair value:
Dividend yield	1.3%	1.0%
Risk-free rate of return	3.1%	4.7%
Expected life of options (years)	6.0	5.35
Expected volatility	19.3%	20.6%

Stock based compensation costs totaled $9.6 million for the first quarter of 2008 and $11.2 million for the first quarter of 2007.

Net Income Per Share - The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended March 31,
	2008	2007
Basic weighted-average shares outstanding	162,653	163,400
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	260	222
Stock options held by employees and directors	746	1,299

Diluted weighted-average shares outstanding	163,659	164,921

Stock options to purchase 8,635,714 common shares were anti-dilutive as of March 31, 2008, and are, therefore, not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”) which delays the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, we will delay application of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements. See note 16, Fair Value Measurement, for additional information.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted FAS 159 as of January 1, 2008. The adoption of FAS 159 had no impact on our financial statements.

Recently Issued Accounting Standards - In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. FAS 141(R) is effective for us on January 1, 2009, and we will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements at fair value. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of FAS 161 will have on our financial statements.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed for certain of our acquisitions.

( in thousands )	2007
Recipezaar/ Pickle
Accounts receivable	$135
Other current assets	95
Property, plant and equipment	4,787
Goodwill	24,968

Total assets acquired	29,985
Current liabilities	(71)

Net purchase price	$29,914

The allocation of the purchase price to the assets and liabilities of the Recipezaar and Pickle acquisitions are based upon preliminary estimates and are therefore subject to change.

Pro forma results are not presented for these 2007 acquisitions because the combined results of operations would not be significantly different from reported amounts.

4. DISCONTINUED OPERATIONS

Our Cincinnati joint operating agreement with Gannett Co. Inc., was not renewed when the agreement terminated on December 31, 2007. In connection with the termination of the JOA, we ceased publication of our Cincinnati Post and Kentucky Post newspapers that participated in the Cincinnati JOA.

In the first quarter of 2006, we undertook a deliberate and careful assessment of strategic alternatives for Shop At Home which culminated in the sale of the operations of the Shop At Home television network and certain assets to Jewelry Television in June 2006 for approximately $17 million in cash. Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. We reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. On December 22, 2006, we closed the sale of the three stations located in San Francisco, CA, Canton, OH and Wilson, NC. The sale of the two remaining stations located in Lawrence, MA, and Bridgeport, CT closed on April 24, 2007.

In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have been excluded from segment results for all periods presented.

Operating results of our discontinued operations were as follows:

( in thousands )	Three months ended March 31,
	2008	2007
Operating revenues	$5	$1,107

Equity in earnings of JOA	$331	$3,928

Income from discontinued operations:
Income from discontinued operations, before tax	$371	$2,933
Income taxes (benefit)	137	(2,302)

Income from discontinued operations	$234	$5,235

A tax benefit of $3.4 million was recognized in the first quarter of 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

Assets and liabilities of our discontinued operations for applicable periods consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Assets:
Property, plant and equipment			$4,792
Intangible assets			55,923
Deferred income taxes	$49	$842	852
Other assets	124	983	1,282

Assets of discontinued operations	$173	$1,825	$62,849

Liabilities:
Deferred income taxes			$16,170
Other liabilities	$147	$3,017	3,232

Liabilities of discontinued operations	$147	$3,017	$19,402

5. OTHER CHARGES AND CREDITS

2007 - Due to changes in a distribution agreement at our Shopzilla business, we wrote down intangible assets during the first quarter of 2007 to reflect that certain components of the contract were not continued. This resulted in a charge to amortization of $5.2 million that reduced year-to-date net income $3.3 million.

In connection with the adoption of Financial Accounting Standards Board Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision in the first quarter of 2007 increasing net income $4.0 million.

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

Consolidated income before income tax consisted of the following:

( in thousands )	Three months ended March 31,
	2008	2007
Income allocated to Scripps	$134,686	$94,780
Income of pass-through entities allocated to non-controlling interests	22,315	17,984

Income from continuing operations before income taxes and minority interest	$157,001	$112,764

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2008 and the actual effective income tax rate from continuing operations for the full year of 2007 is as follows:

	2008	2007
Statutory rate	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	2.5	2.3
Income of pass-through entities allocated to non-controlling interests	(4.4)	(4.3)
Section 199 - Production Activities Deduction	(1.8)	(1.9)
Fin 48	1.4	0.9
Interest expense tax benefits from uSwitch	(1.0)	(1.0)
Adjustment of net operating loss carryforward valuation allowances	1.0	1.4
Miscellaneous	0.4	(1.0)

Effective income tax rate excluding effects of uSwitch impairment	33.1%	31.4%
Impact of uSwitch impairment		38.2

Effective income tax rate	33.1%	69.6%

7. JOINT OPERATING AGREEMENT AND NEWSPAPER PARTNERSHIPS

Our Denver newspaper is operated pursuant to the terms of a joint operating agreement (“JOA”). The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA maintains a separate and independent editorial operation.

Information about our Denver JOA is as follows:

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. We also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the JPC, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we will pay JPC an annual amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

We participate in a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

8. INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	March 31, 2008	As of December 31, 2007	March 31, 2007
Securities available for sale (at market value):
Time Warner (2,008,000 common shares)	$28,152	$33,152	$39,488
Other available-for-sale securities	2,668	2,832	2,186

Total available-for-sale securities	30,820	35,984	41,674
Denver JOA	113,648	115,878	108,469
Colorado newspaper partnership	27,022	27,494	29,450
Joint ventures	40,158	39,240	27,493
Other equity securities	8,611	8,064	8,061

Total investments	$220,259	$226,660	$215,147

Unrealized gains on securities available for sale	$1,227	$6,391	$12,124

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date. As of March 31, 2008, there were no significant unrealized losses on our available-for-sale securities.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Land and improvements	$79,519	$79,555	$77,106
Buildings and improvements	277,224	273,328	265,559
Equipment	663,213	650,526	614,575
Computer software	155,164	143,084	101,116

Total	1,175,120	1,146,493	1,058,356
Accumulated depreciation	604,484	586,820	540,951

Net property, plant and equipment	$570,636	$559,673	$517,405

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Goodwill	$1,659,519	$1,666,206	$1,946,248

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	227,157	227,064	226,686
Copyrights and other trade names	52,994	52,966	52,589
Other	32,669	32,657	32,366

Total carrying amount	382,983	382,850	381,804

Accumulated amortization:
Acquired network distribution	(11,263)	(10,563)	(8,449)
Broadcast television network affiliation relationships	(3,856)	(3,582)	(2,752)
Customer lists	(154,838)	(151,194)	(54,898)
Copyrights and other trade names	(35,483)	(34,793)	(7,536)
Other	(21,229)	(20,113)	(16,287)

Total accumulated amortization	(226,669)	(220,245)	(89,922)

Net amortizable intangible assets	156,314	162,605	291,882

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622

Total other intangible assets	181,936	188,227	317,504

Total goodwill and other intangible assets	$1,841,455	$1,854,433	$2,263,752

In the course of performing impairment reviews in accordance with FAS 142 and FAS 144, we determined that the goodwill and other intangible assets of the uSwitch business were impaired. Accordingly, a pretax write-down of goodwill and other intangible assets totaling $411 million was recorded in the fourth quarter of 2007.

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

( in thousands )	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2006	$240,502	$777,902	$219,367	$723,262	$18	$1,961,051
Adjustment of purchase price allocations				(14,703)		(14,703)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				(100)		(100)

Balance as of March 31, 2007	$240,502	$777,902	$219,367	$708,459	$18	$1,946,248

Balance as of December 31, 2007	$265,436	$785,621	$215,414	$399,717	$18	$1,666,206
Other adjustments		(6,721)				(6,721)
Adjustment of purchase price allocations	34					34

Balance as of March 31, 2008	$265,470	$778,900	$215,414	$399,717	$18	$1,659,519

Amortizable intangible assets:
Balance as of December 31, 2006	$38,707	$10,075	$25,137	$209,702		$283,621
Adjustment of purchase price allocations				21,004		21,004
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				3,148		3,148
Amortization	(806)	(455)	(278)	(14,352)		(15,891)

Balance as of March 31, 2007	$37,901	$9,620	$24,859	$219,502		$291,882

Balance as of December 31, 2007	$35,438	$9,210	$24,008	$93,949		$162,605
Foreign currency translation adjustment				8		8
Amortization	(815)	(519)	(281)	(4,684)		(6,299)

Balance as of March 31, 2008	$34,623	$8,691	$23,727	$89,273		$156,314

Other indefinite-lived intangible assets:
Balance for all respective periods presented			$25,622			$25,622

Estimated amortization expense of intangible assets for each of the next five years is expected to be $18.8 million for the remainder of 2008, $24.2 million in 2009, $21.1 million in 2010, $20.8 million in 2011, $17.3 million in 2012, $9.9 million in 2013 and $44.2 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Cost of programs available for broadcast	$1,067,102	$985,570	$860,639
Accumulated amortization	720,756	661,529	553,213

Total	346,346	324,041	307,426
Progress payments on programs not yet available for broadcast	144,231	157,024	146,230

Total programs and program licenses	$490,577	$481,065	$453,656

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $281 million at March 31, 2008. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $72.9 million in 2008 and $75.6 million in 2007.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2008	$148,305	$79,160	$227,465
2009	117,209	134,809	252,018
2010	59,071	100,214	159,285
2011	21,445	68,868	90,313
2012	316	35,726	36,042
2013		5,619	5,619
Later years		427	427

Total	$346,346	$424,823	$771,169

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Network launch incentives	$84,558	$90,542	$106,401
Unbilled affiliate fees	43,183	44,825	44,592

Total unamortized network distribution incentives	$127,741	$135,367	$150,993

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

( in thousands )	Three months ended March 31,
	2008	2007
Amortization of network distribution incentives	$8,257	$6,816

Estimated amortization for the next five years is as follows:

Remainder of 2008		$24,966
2009		36,699
2010		26,721
2011		23,463
2012		12,464
2013		1,105
Later years		2,323

Total		$127,741

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13. LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Variable-rate credit facilities, including commercial paper	$88,500	$79,559	$170,320
6.625% notes due in 2007			99,993
3.75% notes due in 2008		39,950	39,504
4.25% notes due in 2009	86,112	86,091	86,029
4.30% notes due in 2010	112,849	112,840	149,844
5.75% notes due in 2012	184,951	184,922	199,342
Other notes	1,268	1,301	1,394

Total long-term debt	$473,680	$504,663	$746,426

We have Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that collectively permit aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Revolver is primarily used as credit support for our commercial paper program in lieu of direct borrowings under the Revolver. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 2.5% at March 31, 2008, 4.9% at December 31, 2007, and 5.3% at March 31, 2007.

The scheduled $40 million principal payment on our 3.75% notes was paid in the first quarter of 2008. In the second and third quarters of 2007, we repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% notes due in 2012 for $14.5 million.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We were in compliance with all debt covenants as of March 31, 2008.

Current maturities of long-term debt are classified as long-term to the extent they can be refinanced under existing long-term credit commitments.

As of March 31, 2008, we had outstanding letters of credit totaling $8.2 million.

14. OTHER LIABILITIES

Other liabilities consisted of the following:

( in thousands )	March 31, 2008	As of December 31, 2007	March 31, 2007
Program rights payable	$2,636	$3,070	$2,990
Employee compensation and benefits	40,417	41,418	40,003
Liability for pension benefits	80,534	75,935	56,751
Network distribution incentives	5,431	6,738	9,924
FIN 48 tax liability	57,750	53,830	48,468
Other	19,067	18,311	17,887

Other liabilities (less current portion)	$205,835	$199,302	$176,023

15. MINORITY INTERESTS

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right to require us to repurchase their interests. We have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In 2006, we notified a minority owner that we were exercising our call option on their 3.75% interest in Fine Living. An independent valuation process to determine the exercise price is currently underway, and the exercise will be finalized once a fair value is agreed upon. The put options on the remaining non-controlling interest in Fine Living are currently exercisable. The call options become exercisable in 2016. No amounts have been recorded in our Consolidated Balance Sheets related to these options.

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

16. FAIR VALUE MEASUREMENT

We adopted FAS 157 as of January 1, 2008, with the exception of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

The following table sets forth our assets that are measured at fair value on a recurring basis at March 31, 2008:

( in thousands)	March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$34,459	$34,459	$	$
Available-for-sale securities	30,820	30,820

Total assets measured at fair value	$65,279	$65,279	$	$

Liabilities:
Deferred compensation plan liabilities	$23,721	$23,721	$	$

Total liabilities measured at fair value	$23,721	$23,721	$	$

17. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Three months ended March 31,
	2008	2007
Other changes in certain working capital accounts, net:
Accounts receivable	$12,107	$47,782
Inventories	(857)	(1,519)
Accounts payable	5,662	(2,119)
Accrued income taxes	24,495	(20,479)
Accrued employee compensation and benefits	(24,328)	(25,842)
Accrued interest	(1,176)	(2,506)
Other accrued liabilities	(10,787)	(2,431)
Other, net	(6,484)	(259)

Total	$(1,368)	$(7,373)

Information regarding supplemental cash flow disclosures is as follows:

( in thousands )	Three months ended March 31,
	2008	2007
Interest paid, excluding amounts capitalized	$6,688	$12,273

Income taxes paid continuing operations	$17,759	$54,150
Income taxes paid (refunds received) discontinued operations	(657)	1,119

Total income taxes paid	$17,102	$55,269

18. EMPLOYEE BENEFIT PLANS

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

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands)	Three months ended March 31,
	2008	2007
Service cost	$4,934	$4,646
Interest cost	7,523	6,748
Expected return on plan assets, net of expenses	(9,183)	(8,849)
Amortization of prior service cost	161	146
Amortization of actuarial (gain)/loss	292	188

Total for defined benefit plans	3,727	2,879
Multi-employer plans	318	330
SERP	2,079	1,800
Defined contribution plans	2,339	2,268

Total	$8,463	$7,277

We contributed $0.6 million to fund current benefit payments for our non-qualified SERP plan during the first quarter of 2008. We anticipate contributing an additional $2.1 million to fund the SERP’s benefit payments during the remainder of fiscal 2008. We have met the minimum funding requirements of our defined benefit pension plans. Accordingly, we do not anticipate making any contributions to these plans in 2008.

19. SEGMENT INFORMATION

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

Our newspaper business segment includes daily and community newspapers in 15 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. We also have a newspaper that is operated pursuant to the terms of joint operating agreement. See Note 7. Each newspaper in a JOA maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As discussed in Note 1, we account for our share of the earnings of our JOA and newspaper partnerships using the equity method of accounting. Our equity in earnings of our JOA and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income. Newspaper segment profits include equity in earnings of JOAs and newspaper partnerships. Scripps Networks segment profits include equity in earnings of joint ventures.

Information regarding our business segments is as follows:

	Three months ended March 31,
( in thousands )	2008	2007
Segment operating revenues:
Scripps Networks	$310,836	$269,479

Newspapers:
Newspapers managed solely by us	155,599	169,751
JOAs and newspaper partnerships	61	58

Total newspapers	155,660	169,809
Broadcast television	76,019	76,508
Interactive media	77,496	62,934
Licensing and other media	22,443	23,200
Corporate	709	427
Intersegment eliminations	(689)	(933)

Total operating revenues	$642,474	$601,424

Segment profit (loss):
Scripps Networks	$146,620	$127,500

Newspapers:
Newspapers managed solely by us	25,550	36,691
JOAs and newspaper partnerships	2,015	(7,374)

Total newspapers	27,565	29,317
Broadcast television	14,170	16,379
Interactive media	20,967	(381)
Licensing and other media	2,172	2,978
Corporate	(19,810)	(18,954)
Intersegment eliminations	17	(195)
Depreciation and amortization of intangibles	(28,762)	(34,438)
Losses on disposal of PP&E	(867)	(89)
Interest expense	(5,832)	(10,201)
Miscellaneous, net	761	848

Income from continuing operations before income taxes and minority interests	$157,001	$112,764

Depreciation:
Scripps Networks	$5,976	$4,604

Newspapers:
Newspapers managed solely by us	5,373	5,337
JOAs and newspaper partnerships	325	329

Total newspapers	5,698	5,666
Broadcast television	4,413	4,323
Interactive media	6,200	3,461
Licensing and other media	117	114
Corporate	59	379

Total depreciation	$22,463	$18,547

	Three months ended March 31,
( in thousands )	2008	2007
Amortization of intangibles:
Scripps Networks	$815	$806

Newspapers:
Newspapers managed solely by us	519	455
JOAs and newspaper partnerships

Total newspapers	519	455
Broadcast television	281	278
Interactive media	4,684	14,352

Total amortization of intangibles	$6,299	$15,891

Additions to property, plant and equipment:
Scripps Networks	$8,809	$5,045

Newspapers:
Newspapers managed solely by us	13,766	5,613
JOAs and newspaper partnerships	17	89

Total newspapers	13,783	5,702
Broadcast television	4,714	2,376
Interactive media	5,638	6,418
Licensing and other media	665	1,080
Corporate	787	1,234

Total additions to property, plant and equipment	$34,396	$21,855

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$72,961	$75,228
Newspapers:
Newspapers managed solely by us
JOAs and newspaper partnerships	12	12

Total newspapers	12	12
Corporate	550	632

Total	$73,523	$75,872

Assets:
Scripps Networks	$1,432,552	$1,282,249

Newspapers:
Newspapers managed solely by us	1,109,877	1,109,908
JOAs and newspaper partnerships	152,803	151,340

Total newspapers	1,262,680	1,261,248
Broadcast television	468,174	476,400
Interactive media	623,580	1,018,211
Licensing and other media	30,236	27,945
Investments	39,611	49,664
Corporate	148,585	115,691

Total assets of continuing operations	4,005,418	4,231,408
Discontinued operations	173	62,849

Total assets	$4,005,591	$4,294,257

No single customer provides more than 10% of our revenue. We earn international revenues from our Shopzilla and uSwitch businesses. We also earn international revenues from the licensing of comic characters and programming from our national television networks in international markets. We anticipate that about 75% of our international revenues, which will approximate $130 million in 2008, will be provided from the United Kingdom and Japanese markets.

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

EXECUTIVE OVERVIEW

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in national television networks, newspaper publishing, broadcast television stations, interactive media and licensing and syndication. The company’s portfolio of media properties includes: Scripps Networks, with such brands as HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); daily and community newspapers in 15 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; Interactive media, our online comparison shopping services comprising our Shopzilla and uSwitch businesses; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

On October 16, 2007, Scripps announced that its Board of Directors unanimously authorized management to pursue a plan to separate into two publicly traded companies. The proposed separation will create a new company called Scripps Networks Interactive, Inc. that will comprise Scripps’ national lifestyle media brands (HGTV, Food Network, DIY, Fine Living and GAC and their category-leading Internet businesses) and online comparison shopping services (Shopzilla and uSwitch and their associated Web sites). The E. W. Scripps Company will continue to include Scripps’ daily and community newspapers, broadcast television stations, character licensing and feature syndication businesses, and the Scripps Media Center in Washington, D. C. The separation will allow each company to have a sharpened strategic focus in an effort to foster continued growth, solid operating performance and a clear vision on how best to build on the specific strengths of the national and local media franchises. The transaction is expected to take the form of a tax-free dividend of Scripps Networks Interactive stock to all Scripps shareholders on a pro-rata basis. The separation is contingent upon approval of the final plan by the Board of Directors and holders of Scripps’ Common Voting Shares and the filing and effectiveness of a Form 10 registration statement with the Securities and Exchange Commission. During the first quarter, the company received a favorable ruling from the Internal Revenue Service on the tax-free nature of the transaction. The separation is on track to be completed by the end of the second quarter of 2008.

The first quarter of 2008 provided solid operating results despite a continued challenging environment in our local media businesses. On a consolidated basis, revenue increased 6.8 percent to $642 million compared with the same period a year ago, while net income was $84.1 million compared with $68.5 million for the same period in 2007. Consolidated results were led by the success of Scripps Networks during the quarter, while our interactive media businesses delivered improved results as well.

Scripps Networks generated strong operating results during the first quarter of 2008. Revenue and segment profit grew 15 percent compared with the same period a year ago to $311 million and $147 million, respectively. Positive viewership trends at HGTV and Food Network, combined with strong pricing in the scatter advertising market helped drive the growth. HGTV’s revenues were up 11% over the same quarter a year ago and Food Network’s revenues grew 19% compared with the same period in 2007. Our newer networks also generated successful results with DIY and Fine Living delivering revenue growth of 33% and 24%, respectively. Primetime and total-day viewership were both up at HGTV and Food Network, and we continue to focus on providing fresh, engaging programming on the networks to maintain this trend. Our newer networks are also starting to build audience bases, particularly at DIY where primetime and total-day viewership were up 68 percent and 41 percent, respectively, over the same period in 2007. At our newer networks, we continue to focus on building the carriage of the networks and developing quality programming.

Scripps Networks also continues to focus attention on the interactive side of the business. We continue to add content to our Web sites to drive unique visitors, and our sites have proven to be popular with consumers and advertisers alike. Our portfolio of Web sites has established Scripps Networks as a leading Internet destination for lifestyle content. Overall, the focus at Scripps Networks continues to be driving ratings growth at HGTV and Food Network through the development of popular programming, expanding the distribution of our emerging networks, expanding the content on our existing Web sites and increasing our Internet-based service offerings, and developing additional revenue streams by utilizing the recognition of our brands.

Our interactive media businesses delivered improved results compared with the same period in 2007. Revenue for the quarter grew 23 percent to $77.5 million, while segment profit was $21 million compared with a slight loss in the first quarter of 2007. The growth for the quarter was driven by improvements at Shopzilla that allowed the business to more efficiently increase and monetize user traffic. Increased energy switching activity and lower operating expenses at uSwitch drove improved results within that business. Additionally, interactive media segment profit was negatively impacted in the first quarter of 2007 by approximately $15 million due primarily to leadership transition costs at Shopzilla and increased marketing expenses at uSwitch. We continue to focus on making improvements to the consumer experience at Shopzilla and driving traffic to the site, and we plan to continue to operate uSwitch with a pared down cost structure to better manage through the changes in energy switching activity we have experienced in recent periods.

Our newspaper businesses are still operating in an extremely challenging environment as industry-wide weakness in local advertising persisted during the first quarter of 2008. Revenues declined 8.3% compared to the same quarter a year ago and were largely impacted by weakness in classified advertising, particularly in the employment and real estate areas. Our newspaper division’s exposure to the Florida and California markets has compounded the situation. We continue to focus on operating the business as efficiently as possible and were successful on that front during the first quarter. Newspaper expenses were down 2.5% compared to the same quarter a year ago, which helped offset the decline in revenue.

At our broadcast television stations, revenues declined slightly compared with the first quarter of 2007. The decline was attributable to weaker local and national advertising revenues during the quarter, which were partially offset by increased political advertising during the period.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Network Affiliate Fees, Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no significant changes in those accounting policies or other significant accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-31 through F-39.

Consolidated Results of Operations - Consolidated results of operations were as follows:

( in thousands, except per share data )	2008	Year-to-date Change	2007
Operating revenues	$642,474	6.8%	$601,424
Costs and expenses	(462,962)	3.2%	(448,401)
Depreciation and amortization of intangibles	(28,762)	(16.5)%	(34,438)
Losses on disposal of PP&E	(867)		(89)

Operating income	149,883	26.5%	118,496
Interest expense	(5,832)	(42.8)%	(10,201)
Equity in earnings of JOAs and other joint ventures	12,189		3,621
Miscellaneous, net	761	(10.3)%	848

Income from continuing operations before income taxes and minority interests	157,001	39.2%	112,764
Provision for income taxes	(50,874)	61.3%	(31,535)

Income from continuing operations before minority interests	106,127	30.7%	81,229
Minority interests	(22,293)	24.0%	(17,980)

Income from continuing operations	83,834	32.5%	63,249
Income from discontinued operations, net of tax	234	(95.5)%	5,235

Net income	$84,068	22.8%	$68,484

Net income per diluted share of common stock:
Income from continuing operations	$.51		$.38
Income from discontinued operations			.03

Net income per diluted share of common stock	$.51		$.42

Net income per share amounts may not foot since each is calculated independently.

Discontinued Operations - Discontinued operations include the Cincinnati Post and Kentucky Post newspapers that participated in the Cincinnati JOA, the Shop At Home television network and the five Shop At Home-affiliated broadcast television stations (See Note 4 to the Condensed Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

	Year-to-date
( in thousands )	2008	2007
Operating revenues	$5	$1,107

Equity in earnings of JOA	$331	$3,928

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$371	$2,933
Income taxes (benefit)	137	(2,302)

Income (loss) from discontinued operations	$234	$5,235

We ceased publication of our Cincinnati Post and Kentucky Post newspapers effective with the termination of the Cincinnati JOA agreement on December 31, 2007. The Shop At Home television network was sold to Jewelry Television on June 21, 2006. The three Shop At Home-affiliated broadcast television stations located in San Francisco, CA, Canton, OH and Wilson, NC were sold on December 22, 2006 and the stations located in Lawrence, MA, and Bridgeport, CT were sold on April 24, 2007. The transactions impact the year-over-year comparability of our discontinued operations results.

A tax benefit of $3.4 million was recognized in the first quarter of 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

Continuing Operations - The increase in operating revenues for the first quarter of 2008 compared with the prior-year period was due to double-digit growth in advertising sales and affiliate fee revenue at our national television networks and increases in referral fee revenues at our interactive media division. The increase in advertising sales at Scripps Networks was primarily the result of improved audience viewership at HGTV and Food Network and strong pricing in the scatter advertising market. The increase in operating revenues at interactive media was attributed to Shopzilla effectively increasing and monetizing user traffic and increasing energy switching activity at uSwitch. Increases in revenues at Scripps Networks and interactive media were partially offset by lower advertising revenues at our newspaper division. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate and employment classified advertising.

The increase in costs and expenses for 2008 was primarily attributed to the expanded hours of original programming at our national networks. Lower costs and expenses at our interactive media and newspapers divisions partially offset the increase at Scripps Networks. Interactive media’s costs and expenses in 2007 include approximately $15 million of costs related to a leadership transition at Shopzilla and increased marketing expenses at uSwitch. Our newspapers division reflects lower newsprint and ink costs due primarily to lower paper usage.

The decrease in depreciation and amortization was primarily attributed to the write-down of uSwitch’s intangible assets during the fourth quarter of 2007, which resulted in lower amortization expense during the first quarter of 2008.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased in 2008 due to lower average debt levels. The average balance of outstanding borrowings was $487 million at an average rate of 4.6% in 2008 and $733 million at an average rate of 5.2% in 2007.

In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities resulting in certain assets of the existing facilities being retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense through April 2007. The increased depreciation resulted in a $3.0 million decrease in our equity in earnings of JOAs in the first quarter of 2007.

The consolidation of DNA’s newspaper production facilities was completed in 2007. In the first quarter of 2008, DNA sold the production facility that was no longer being utilized in DNA’s operations. The gain from this transaction increased our 2008 equity in earnings from JOAs $4.4 million.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is as follows:

	Year-to-date
( in thousands )	2008	2007
Income from continuing operations before income taxes and minority interests as reported	$157,001	$112,764
Income of pass-through entities allocated to non-controlling interests	22,315	17,984

Income allocated to Scripps	$134,686	$94,780

Provision for income taxes	$50,874	$31,535

Effective income tax rate as reported	32.4%	28.0%
Effective income tax rate on income allocated to Scripps	37.8%	33.3%

In connection with the 2007 adoption of Financial Accounting Standards Board Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision $4.0 million in 2007.

Minority interest increased in the first quarter of 2008 due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

Business Segment Results - As discussed in Note 19 to the Condensed Consolidated Financial Statements, our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )	2008	Year-to-date Change	2007
Segment operating revenues:
Scripps Networks	$310,836	15.3%	$269,479

Newspapers:
Newspapers managed solely by us	155,599	(8.3)%	169,751
JOAs and newspaper partnerships	61	5.2%	58

Total newspapers	155,660	(8.3)%	169,809
Broadcast television	76,019	(0.6)%	76,508
Interactive media	77,496	23.1%	62,934
Licensing and other media	22,443	(3.3)%	23,200
Corporate	709	66.0%	427
Intersegment eliminations	(689)	(26.2)%	(933)

Total operating revenues	$642,474	6.8%	$601,424

Segment profit (loss):
Scripps Networks	$146,620	15.0%	$127,500

Newspapers:
Newspapers managed solely by us	25,550	(30.4)%	36,691
JOAs and newspaper partnerships	2,015		(7,374)

Total newspapers	27,565	(6.0)%	29,317
Broadcast television	14,170	(13.5)%	16,379
Interactive media	20,967		(381)
Licensing and other media	2,172	(27.1)%	2,978
Corporate	(19,810)	4.5%	(18,954)
Intersegment eliminations	17		(195)
Depreciation and amortization of intangibles	(28,762)	(16.5)%	(34,438)
Losses on disposal of PP&E	(867)		(89)
Interest expense	(5,832)	(42.8)%	(10,201)
Miscellaneous, net	761	(10.3)%	848

Income from continuing operations before income taxes and minority interests	$157,001	39.2%	$112,764

Corporate expenses, excluding costs that will be incurred as a result of the Company’s separation, are expected to be about $17 million in the second quarter.

Discussions of the operating performance of each of our reportable business segments begin on page F-33.

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Condensed Consolidated Statements of Income is as follows:

	Year-to-date
( in thousands )	2008	2007
Scripps Networks:
Equity in earnings of joint ventures	$3,676	$3,970
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	8,513	(349)

Total equity in earnings of JOAs and other joint ventures	$12,189	$3,621

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments.

Significant reconciling items attributable to each business segment are as follows:

	Year-to-date
( in thousands )	2008	2007
Depreciation and amortization:
Scripps Networks	$6,791	$5,410

Newspapers:
Newspapers managed solely by us	5,892	5,792
JOAs and newspaper partnerships	325	329

Total newspapers	6,217	6,121
Broadcast television	4,694	4,601
Interactive media	10,884	17,813
Licensing and other media	117	114
Corporate	59	379

Total	$28,762	$34,438

Gains (losses) on disposal of PP&E:
Scripps Networks	$(764)	$(68)

Newspapers:
Newspapers managed solely by us		(8)
JOAs and newspaper partnerships	20	1

Total newspapers	20	(7)
Broadcast television	(123)	(14)

Gains (losses) on disposal of PP&E	$(867)	$(89)

Scripps Networks - Scripps Networks includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 7.25% interest in Fox-BRV Southern Sports Holdings, LLC which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Scripps Networks were as follows:

( in thousands )	2008	Year-to-date Change	2007
Segment operating revenues:
Advertising	$235,493	14.5%	$205,748
Network affiliate fees, net	67,430	16.6%	57,852
Other	7,913	34.6%	5,879

Total segment operating revenues	310,836	15.3%	269,479

Segment costs and expenses:
Employee compensation and benefits	41,993	17.1%	35,857
Programs and program licenses	64,997	27.6%	50,946
Production and distribution	14,009	11.4%	12,571
Other segment costs and expenses	46,893	0.7%	46,575

Total segment costs and expenses	167,892	15.0%	145,949

Segment profit before joint ventures	142,944	15.7%	123,530
Equity in income of joint ventures	3,676	(7.4)%	3,970

Segment profit	$146,620	15.0%	$127,500

Supplemental Information:

Billed network affiliate fees	$75,056		$62,851

Program payments	73,924		73,266

Depreciation and amortization	6,791		5,410

Capital expenditures	8,809		5,045

Business acquisitions and other additions to long-lived assets, primarily program assets	72,961		75,228

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. Improved ratings and viewership, particularly at HGTV and Food Network, and strong pricing in the scatter advertising market contributed to the increases in advertising revenues during the first quarter of 2008 compared with the first quarter of 2007.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is primarily attributed to rate increases and our national television networks growth in distribution.

We continue to successfully develop our network brands on the Internet. Online advertising revenues were approximately $16.3 million in the first quarter of 2008 compared with $15.4 million in the first quarter of 2007.

We expect total operating revenues at Scripps Networks to increase approximately 10% to 12% year-over-year in the second quarter of 2008.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses increased due to the improved quality and variety of programming, expanded programming hours, and higher costs attributed to investing in high-definition programming.

Our continued investment in building consumer awareness and expanding distribution of our network and online lifestyle brands is expected to increase total segment expenses about 15% year-over-year in the second quarter of 2008.

Supplemental financial information for Scripps Networks is as follows:

( in thousands )	2008	Year-to-date Change	2007
Operating revenues:
HGTV	$148,477	10.9%	$133,853
Food Network	127,799	18.6%	107,789
DIY	15,348	32.9%	11,548
Fine Living	12,755	23.7%	10,315
GAC	5,915	5.8%	5,589
Other	542	40.8%	385

Total segment operating revenues	$310,836	15.3%	$269,479

Homes reached in March (1):
HGTV	95,800	4.1%	92,000
Food Network	95,500	3.9%	91,900
DIY	47,100	8.3%	43,500
Fine Living	49,700	11.2%	44,700
GAC	52,700	13.1%	46,600

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

Newspapers - We operate daily and community newspapers in 15 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Our Denver newspaper is operated pursuant to the terms of a joint operating agreement (“JOA”). Each newspaper in a JOA maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations.

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

Operating results for newspapers managed solely by us were as follows:

( in thousands )	2008	Year-to-date Change	2007
Segment operating revenues:
Local	$33,861	(8.4)%	$36,963
Classified	41,809	(19.1)%	51,699
National	8,013	(10.3)%	8,930
Preprint, online and other	36,462	(0.2)%	36,524

Newspaper advertising	120,145	(10.4)%	134,116
Circulation	30,514	(1.2)%	30,878
Other	4,940	3.8%	4,757

Total operating revenues	155,599	(8.3)%	169,751

Segment costs and expenses:
Employee compensation and benefits	66,761	(1.5)%	67,787
Production and distribution	38,989	(4.8)%	40,973
Other segment costs and expenses	24,299		24,300

Total costs and expenses	130,049	(2.3)%	133,060

Contribution to segment profit	$25,550	(30.4)%	$36,691

Supplemental Information:

Depreciation and amortization	$5,892		$5,792

Capital expenditures	13,766		5,613

The decrease in advertising revenues was primarily due to weakness in classified and local advertising in our newspaper markets. Decreases in real estate and employment advertising particularly impacted revenues at our Florida and California newspapers.

Preprint, online and other advertising reflect the development of new print and electronic products and services. Our Internet sites had advertising revenues of approximately $10 million in the first quarter of 2008 and 2007. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

We expect total operating revenues at newspapers will decrease approximately 8% to 10% year-over-year in the second quarter of 2008 due to continued weakness in classified and local advertising.

The reduction in employee compensation and benefit costs reflects the impact of voluntary separation offers that were accepted by 137 eligible employees in the second quarter of 2007.

The decrease in production and distribution costs of our newspapers was primarily due to a 12% decrease in newsprint consumption. Newsprint pricing was flat compared with the prior-year period.

We expect total costs and expenses to decrease approximately 7% year-over-year in the second quarter of 2008. Year-over-year newspaper expense reductions reflect $8.9 million in costs incurred during the second quarter of 2007 related to the accepted voluntary separation offers.

Joint Operating Agreement and Newspaper Partnerships: Our Denver newspaper is operated pursuant to the terms of a joint operating agreement (“JOA”). Information about our Denver JOA is as follows:

Newspaper	Publisher of Other Newspaper	Year JOA Entered Into	Year of JOA Expiration
Denver Rocky Mountain News	MediaNews Group, Inc.	2001	2051

The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. We also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the JPC, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we will pay JPC an annual amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

We participate in a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOA and newspaper partnerships were as follows:

( in thousands )	2008	Year-to-date Change	2007
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$6,905		$(1,857)
Albuquerque	1,780	(8.2)%	1,938
Colorado	(172)	60.7%	(107)
Other newspaper partnerships and joint ventures			(323)

Total equity in earnings of JOAs	8,513		(349)
Operating revenues of JOAs and newspaper partnerships	61	5.2%	58

Total	8,574		(291)

JOA editorial costs and expenses	6,559	(7.4)%	7,083

Contribution to segment profit	$2,015		$(7,374)

Supplemental Information:

Depreciation and amortization	$325		$329

Capital expenditures	17		89

Business acquisitions and other additions to long-lived assets	12		12

Additional depreciation incurred by the Denver News Agency (“DNA”) reduced equity in earnings of JOAs by $3.0 million in the first quarter of 2007 (See page F-30). In the first quarter of 2008, DNA sold real estate that was no longer being utilized in DNA’s operations. The gain from this transaction increased our 2008 equity in earnings of JOAs $4.4 million.

Broadcast Television - Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

The operating performance of our broadcast television group is most affected by the health of the local economy, particularly conditions within the retail, auto, telecommunications and financial services industries, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur.

Operating results for broadcast television were as follows:

( in thousands )	2008	Year-to-date Change	2007
Segment operating revenues:
Local	$45,746	(5.8)%	$48,541
National	22,104	(7.5)%	23,884
Political	3,055		262
Network compensation	2,177	15.7%	1,882
Other	2,937	51.5%	1,939

Total segment operating revenues	76,019	(0.6)%	76,508

Segment costs and expenses:
Employee compensation and benefits	34,400	4.8%	32,818
Programs and program licenses	11,558	(2.9)%	11,899
Production and distribution	3,985	(2.9)%	4,104
Other segment costs and expenses	11,906	5.3%	11,308

Total segment costs and expenses	61,849	2.9%	60,129

Segment profit	$14,170	(13.5)%	$16,379

Supplemental Information:

Program payments	$11,717		$12,276

Depreciation and amortization	4,694		4,601

Capital expenditures	4,714		2,376

The decrease in broadcast television operating revenues was primarily attributed to declines in local advertising with particular weakness in the automotive and retail categories. Additionally, while advertising revenue generally increase during even-numbered years, when congressional and presidential elections occur, our political advertising in the first quarter of 2008 was negatively impacted by the lack of democratic primaries in Florida and Michigan. We expect total operating revenues at our broadcast television stations to be flat to up slightly year-over-year in the second quarter of 2008.

Total broadcast television costs and expenses are expected to up in the mid-single digits year-over-year in the second quarter of 2008.

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

Financial information for interactive media is as follows:

( in thousands )	2008	Year-to-date Change	2007
Segment operating revenues	$77,496	23.1%	$62,934

Segment profit (loss)	$20,967		$(381)

Supplemental Information:

Depreciation and amortization	$10,884		$17,813

Capital expenditures	5,638		6,418

Interactive Media’s segment profit increased in the first quarter of 2008 compared with the first quarter of 2007 due to improvements at Shopzilla that have resulted in the business being able to cost-effectively increase and monetize user traffic and increased energy switching at uSwitch in the United Kingdom. Segment results in the first quarter of 2007 were also impacted by $10 million of costs incurred to build brand awareness for uSwitch in the United Kingdom and $5 million of costs incurred related to the transition in leadership at Shopzilla.

Operating revenues at Shopzilla were $63.0 million in the first quarter of 2008 compared with $48.9 million in the first quarter of 2007. The increase was primarily attributed to paid session growth derived from an increase in bidding on keywords. Shopzilla’s net revenue, when considering search marketing costs incurred, increased 34% for the first quarter of 2008 compared with the first quarter of 2007.

uSwitch’s operating revenues in the first quarter of 2008 benefited from an increase in volatility in the energy markets which correlated to an increase in switching activity.

Interactive Media is expected to generate segment profit of $12 million to $14 million in the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Three months ended March 31,
( in thousands )	2008	2007
Net cash provided by continuing operating activities	$157,512	$109,252
Net cash provided by (used in) discontinued operations	(984)	2,540
Dividends paid, including to minority interests	(79,031)	(59,241)
Employee stock option proceeds	3,310	8,146
Excess tax benefits on stock awards	335	1,646
Other financing activities	7,196	(13,263)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$88,338	$49,080

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$10,406	$674
Capital expenditures	(30,547)	(20,632)
Other investing activity	6	49
Repurchase Class A Common shares	(11,442)	(17,184)
Increase (decrease) in long-term debt	(31,092)	(20,171)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2008 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

The scheduled $40 million principal payment on our 3.75% notes was paid in the first quarter of 2008.

Estimated transaction and other costs related to the proposed separation of the Company are expected to result in cash expenditures totaling $60 million to $70 million in 2008.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. We expect the cash distributions to the minority partner will approximate $80 million in 2008.

Under the authorization of a share repurchase program that was approved by the Board of Directors on October 24, 2004, we have been repurchasing our Class A Common shares over the course of the last three years to offset the dilution resulting from our stock compensation programs. Shares were repurchased at a total cost of $11.4 million in the first quarter of 2008 and $18.1 million in the first quarter of 2007. Due to the pending proposed separation of the Company, the repurchase of shares was suspended in the first quarter of 2008.

We have a revolving credit facility expiring in June 2011 that permits aggregate borrowings up to $750 million. Total commercial paper borrowings, which are supported by the facility, were $88.5 million at March 31, 2008.

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

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen, British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $55.1 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at March 31, 2008.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at March 31, 2008.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2008			As of December 31, 2007
( in thousands, except share data )	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities, including commercial paper	$88,500	$88,500		$79,559	$79,559
3.75% notes due in 2008				39,950	39,913
4.25% notes due in 2009	86,112	86,250		86,091	84,950
4.30% notes due in 2010	112,849	112,930		112,840	110,592
5.75% notes due in 2012	184,951	185,445		184,922	185,366
Other notes	1,268	980		1,301	1,015

Total long-term debt including current portion	$473,680	$474,105		$504,663	$501,395

Financial instruments subject to market value risk:
Time Warner (2,008,000 common shares)	$29,538	$28,152		$29,538	$33,152
Other available-for-sale securities	55	2,668		55	2,832

Total investments in publicly-traded companies	29,593	30,820		29,593	35,984
Other equity securities	8,611	(a	)	8,064	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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