Form 10-Q
period 2008-06-30
SCRIPPS E W CO /DE
filed 2008-08-11
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2008 there were 42,307,064 of the Registrant’s Class A Common shares outstanding and 12,189,409 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we were authorized to repurchase up to 5.0 million Class A Common shares. As of June 30, 2008, we are authorized to repurchase 1.3 million additional shares. Due to the separation of Scripps Networks Interactive, Inc. from the Company, the repurchase of shares was suspended in the first quarter of 2008. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the June 13, 2008 Annual Meeting of Shareholders:

Description of Matters Submitted	In Favor	Authority Witheld
1. Election of Directors:
Class A Common Shares:
William R. Burleigh	86,395,418	32,536,887
David A. Galloway	100,274,626	18,657,679
David M. Moffett	101,980,971	16,951,334
Jarl Mohn	99,992,299	18,940,006

Common Voting Shares:
John H. Burlingame	36,363,746
Kenneth W. Lowe	36,363,746
Nicholas B. Paumgarten	36,363,746
Jeffrey Sagansky	36,363,746
Nackey E. Scagliotti	36,363,746
Paul K. Scripps	36,363,746
Ronald W. Tysoe	36,363,746

1. Approve spin-off:
Common Voting Shares:	36,363,746

2. Amend the LTIP:
Common Voting Shares:	36,363,746

3. Amend the AIP:
Common Voting Shares:	36,363,746

4. Amend the ESPP:
Common Voting Shares:	36,363,746

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 11, 2008	BY:	/s/ Douglas F. Lyons
Douglas. F. Lyons
Vice President and Controller

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
	( Unaudited )		( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$49,309	$31,632	$18,778
Short-term investments	49,935	44,831	2,064
Accounts and notes receivable (less allowances - $8,611, $8,414, $14,586)	557,785	561,929	538,211
Programs and program licenses	225,809	215,127	201,736
Deferred income taxes	19,297	17,124	19,117
Assets of discontinued operations	152	1,825	967
Miscellaneous	59,512	54,325	34,674

Total current assets	961,799	926,793	815,547

Investments	94,209	226,660	220,639

Property, plant and equipment	584,534	559,673	528,324

Goodwill and other intangible assets:
Goodwill	880,619	1,666,206	1,955,285
Other intangible assets	175,679	188,227	309,441

Total goodwill and other intangible assets	1,056,298	1,854,433	2,264,726

Other assets:
Programs and program licenses (less current portion)	262,013	265,938	272,820
Unamortized network distribution incentives	120,093	135,367	146,004
Prepaid pension	9,128	8,975	9,133
Miscellaneous	25,960	27,453	45,841

Total other assets	417,194	437,733	473,798

TOTAL ASSETS	$3,114,034	$4,005,292	$4,303,034

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )	June 30, 2008	As of December 31, 2007	June 30, 2007
	( Unaudited )		( Unaudited )
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,693	$78,923	$73,917
Customer deposits and unearned revenue	49,807	57,174	64,497
Accrued liabilities:
Employee compensation and benefits	64,324	76,776	57,662
Network distribution incentives	5,182	4,616	4,388
Accrued income taxes	2,378	11,347	31,311
Accrued marketing and advertising costs	21,020	18,537	14,714
Accrued interest	24	5,757	10,459
Miscellaneous	71,955	70,005	61,508
Liabilities of discontinued operations	138	3,017	3,213
Other current liabilities	21,417	20,650	32,932

Total current liabilities	301,938	346,802	354,601

Deferred income taxes	105,368	362,234	340,610

Long-term debt	386,236	504,663	623,881

Other liabilities (less current portion)	212,148	199,302	181,257

Minority interests	132,465	141,930	114,311

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 80,000,000 shares; issued and outstanding: 42,307,064, 42,140,428 and 42,293,870 shares	423	421	423
Voting - authorized: 20,000,000 shares; issued and outstanding: 12,189,409, 12,189,409 and 12,189,409 shares	122	122	122

Total	545	543	545
Additional paid-in capital	508,176	476,142	462,653
Retained earnings	1,468,466	1,971,848	2,210,303
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale		4,338	9,775
Pension liability adjustments	(56,428)	(57,673)	(53,657)
Foreign currency translation adjustment	55,120	55,163	58,755

Total shareholders’ equity	1,975,879	2,450,361	2,688,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,114,034	$4,005,292	$4,303,034

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Advertising	$462,554	$459,245	$893,113	$874,434
Referral fees	66,372	59,176	142,902	121,261
Network affiliate fees, net	69,684	58,672	137,114	116,524
Circulation	27,989	29,579	58,503	60,457
Licensing	19,499	17,421	38,105	35,694
Other	18,043	15,981	36,878	33,128

Total operating revenues	664,141	640,074	1,306,615	1,241,498

Costs and Expenses:
Employee compensation and benefits	175,614	179,585	361,292	362,292
Production and distribution	70,983	70,350	141,841	142,650
Programs and program licenses	82,982	70,209	159,537	133,054
Marketing and advertising	55,946	49,662	115,207	111,323
Other costs and expenses	87,683	72,100	158,293	140,988

Total costs and expenses	473,208	441,906	936,170	890,307

Depreciation, Amortization, and (Gains) Losses:
Depreciation	23,417	20,864	45,880	39,411
Amortization of intangible assets	6,286	11,343	12,585	27,234
Write-down of newspaper goodwill	778,900		778,900
Losses (gains) on disposal of property, plant and equipment	(2,364)	243	(1,497)	332

Net depreciation, amortization, write-down and (gains) losses	806,239	32,450	835,868	66,977

Operating income (loss)	(615,306)	165,718	(465,423)	284,214
Interest expense	(4,874)	(10,729)	(10,706)	(20,930)
Equity in earnings of JOAs and other joint ventures	7,543	13,628	19,732	17,249
Write-down of investments in newspaper partnerships	(95,000)		(95,000)
Gains (losses) on repurchases of debt	(26,380)	317	(26,380)	317
Miscellaneous, net	7,431	2,601	8,192	3,449

Income (loss) from continuing operations before income taxes and minority interests	(726,586)	171,535	(569,585)	284,299
Provision (benefit) for income taxes	(219,786)	54,781	(168,912)	86,316

Income (loss) from continuing operations before minority interests	(506,800)	116,754	(400,673)	197,983
Minority interests	24,441	20,988	46,734	38,968

Income (loss) from continuing operations	(531,241)	95,766	(447,407)	159,015
Income from discontinued operations, net of tax		1,695	234	6,930

Net income (loss)	$(531,241)	$97,461	$(447,173)	$165,945

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$(9.78)	$1.76	$(8.25)	$2.92
Income from discontinued operations	.00	.03	.00	.13

Net income (loss) per basic share of common stock	$(9.78)	$1.79	$(8.24)	$3.05

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(9.78)	$1.75	$(8.25)	$2.90
Income from discontinued operations	.00	.03	.00	.13

Net income (loss) per diluted share of common stock	$(9.78)	$1.78	$(8.24)	$3.02

Net income (loss) per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(447,173)	$165,945
Income from discontinued operations	(234)	(6,930)

Income (loss) from continuing operations	(447,407)	159,015
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Programs and program licenses costs	159,537	133,054
Depreciation and intangible assets amortization	58,465	66,645
Asset impairments, net of deferred income tax	582,786
Losses (gains) on repurchases of debt	26,380	(317)
Network distribution incentive amortization	16,547	13,715
Equity in earnings of JOAs and other joint ventures	(19,732)	(17,249)
Deferred income taxes	42,671	(592)
Excess tax benefits of stock compensation plans	(1,228)	(2,070)
Stock and deferred compensation plans	14,025	19,971
Minority interests in income of subsidiary companies	46,734	38,968
Program payments	(169,290)	(176,178)
Dividends received from JOAs and other joint ventures	20,562	22,779
Capitalized network distribution incentives and payments	(3,513)	(5,476)
Prepaid and accrued pension expense	10,323	7,325
Other changes in certain working capital accounts, net	(41,925)	(15,182)
Miscellaneous, net	1,457	(185)

Net cash provided by continuing operating activities	296,392	244,223
Net cash provided by (used in) discontinued operating activities	(972)	(11,599)

Net operating activities	295,420	232,624

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments	(816)	(2,821)
Additions to property, plant and equipment	(68,231)	(52,429)
Increase (decrease) in short-term investments	(5,104)	808
Sale of long-term investments	37,074	1,339
Miscellaneous, net	2,656	69

Net cash used in continuing investing activities	(34,421)	(53,034)
Net cash used in discontinued investing activities		60,927

Net investing activities	(34,421)	7,893

Cash Flows from Financing Activities:
Increase in long-term debt	387,105
Payments on long-term debt	(506,355)	(142,616)
Bond redemption premium payment	(22,517)
Dividends paid	(45,724)	(42,581)
Dividends paid to minority interests	(56,199)	(47,086)
Repurchase Class A Common shares	(11,442)	(30,103)
Proceeds from employee stock options	15,492	11,776
Excess tax benefits of stock compensation plans	1,228	2,070
Miscellaneous, net	(4,835)	(3,749)

Net cash used in continuing financing activities	(243,247)	(252,289)
Net cash used in discontinued financing activities		(43)

Net financing activities	(243,247)	(252,332)

Effect of exchange rate changes on cash and cash equivalents	(75)	143

Increase (decrease) in cash and cash equivalents	17,677	(11,672)
Cash and cash equivalents:
Beginning of year	31,632	30,450

End of period	$49,309	$18,778

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss) for the Three Months Ended June 30
As of December 31, 2006	$545	$432,523	$2,145,875	$2,492	$2,581,435
Comprehensive income:
Net income			165,945		165,945	$97,461

Unrealized gains (losses) on investments, net of tax of $465 and $(1,004)				(816)	(816)	1,765
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(653) and $(323)				1,147	1,147	568
Equity in investee’s adjustments for FAS 158, net of tax of $(39) and $(20)				59	59	29
Currency translation, net of tax of $(590) and $(518)				11,991	11,991	9,470

Total comprehensive income					178,326	$109,293

FIN 48 transition adjustment			(30,869)		(30,869)
Dividends: declared and paid - $.78 per share			(42,581)		(42,581)
Repurchase 217,667 Class A Common shares	(2)	(2,034)	(28,067)		(30,103)
Compensation plans, net: 200,961 shares issued; 14,898 shares repurchased; 433 shares forfeited	2	28,992			28,994
Tax benefits of compensation plans		3,172			3,172

As of June 30, 2007	$545	$462,653	$2,210,303	$14,873	$2,688,374

As of December 31, 2007	$543	$476,142	$1,971,848	$1,828	$2,450,361
Comprehensive loss:
Net loss			(447,173)		(447,173)	$(531,241)

Unrealized gains (losses) on investments, net of tax of $79 and $(1,786)				(682)	(682)	2,609
Adjustment for losses (gains) in income on investments, net of tax of $1,968 and $1,968				(3,655)	(3,655)	(3,655)

Change in unrealized gains (losses) on investments				(4,337)	(4,337)	(1,046)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(757) and $(378)				1,339	1,339	670
Equity in investee’s adjustments for FAS 158, net of tax of $60 and $30				(95)	(95)	(48)
Currency translation adjustment, net of tax of $307 and $(79)				(43)	(43)	(2)

Total comprehensive loss					(450,309)	$(531,667)

Dividends: declared and paid - $.84 per share			(45,724)		(45,724)
Repurchase 93,333 Class A Common shares	(1)	(956)	(10,485)		(11,442)
Compensation plans, net: 278,130 shares issued;
15,897 shares repurchased; 2,264 shares forfeited	3	30,900			30,903
Tax benefits of compensation plans		2,090			2,090

As of June 30, 2008	$545	$508,176	$1,468,466	$(1,308)	$1,975,879

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations - We are a diverse media concern with interests in national television networks, newspaper publishing, broadcast television, interactive media, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Scripps Networks, Newspapers, Broadcast television, and Interactive media. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics. Additional information for our business segments is presented in Note 19. Information on the spin-off of the national television networks and interactive media is in Note 20.

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

Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the recognition of certain revenues; rebates due to customers; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets and goodwill; income taxes payable; estimates for uncollectible accounts receivable; and self-insured risks.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Newspaper Joint Operating Agreements (“JOA”) - We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Operations. The related editorial costs and expenses are included within costs and expenses in our Condensed Consolidated Statements of Operations. Our residual interest in the net assets of the Denver JOA is classified as an investment in the Condensed Consolidated Balance Sheets.

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

Share-Based Compensation - We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2007. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

In accordance with Financial Accounting Standard No. 123(R) - Share Based Payment (“FAS 123(R)”), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because share compensation grants vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period. The vesting of certain awards is also accelerated if performance measures are met. If it is expected those performance measures will be met, compensation costs are expensed over the accelerated vesting period.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted-average fair value of options granted	$27.54	$37.74	$27.54	$37.74
Assumptions used to determine fair value:
Dividend yield	1.3%	1.0%	1.3%	1.0%
Risk-free rate of return	3.1%	4.7%	3.1%	4.7%
Expected life of options (years)	6.0	5.35	6.0	5.35
Expected volatility	19.3%	20.6%	19.3%	20.6%

Share based compensation costs totaled $6.2 million for the second quarter of 2008 and $6.0 million for the second quarter of 2007. Year-to-date share based compensation costs totaled $15.8 million in 2008 and $17.2 million in 2007.

Share Split – On July 15, 2008, the holders of our Common Voting Shares and Class A Common Shares approved a 1-for-3 reverse split by means of an amendment to the Company’s Articles of Incorporation pursuant to which: (i) each issued and outstanding Common Voting Share will be reclassified and changed into one-third ( 1/3) of a Common Voting Share, (ii) each issued and outstanding Class A Common Share will be reclassified and changed into one-third ( 1/3) of a Class A Common Share, and (iii) the Company’s stated capital account shall be reduced proportionately. Any fractional interest in a Common Voting Share or Class A Common Share that exists after giving effect to the amendment will be paid in cash. All share and per share amounts in our condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse share split for all periods presented.

Earnings Per Share - Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common share outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic weighted-average shares outstanding	54,305	54,395	54,261	54,430
Effect of dilutive securities:
Unvested restricted stock and share units held by employees		69		71
Stock options held by employees and directors		333		385

Diluted weighted-average shares outstanding	54,305	54,797	54,261	54,886

Anti-dilutive stock securities	4,890	3,957	2,413	2,114

Due to the net loss in 2008, the diluted EPS calculation for the three and six months ended June 30 excludes unvested stock, share units and stock options held by employees and directors, as they were anti-dilutive.

For 2007, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

2.	ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”), Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, we will delay application of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements. See note 16, Fair Value Measurement, for additional information.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted FAS 159 as of January 1, 2008. The adoption of FAS 159 had no impact on our financial statements.

Recently Issued Accounting Standards - In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. FAS 141(R) is effective for us on January 1, 2009, and we will apply FAS 141(R) prospectively to all business combinations subsequent to the effective date.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in FAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period earnings per share data would be adjusted retrospectively. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our financial statements.

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

Our Cincinnati JOA with Gannett Co. Inc., was not renewed when the agreement terminated on December 31, 2007. In connection with the termination of the JOA, we ceased publication of our Cincinnati Post and Kentucky Post newspapers that participated in the Cincinnati JOA.

In 2006, we sold our Shop At Home television network to Jewelry Television. We also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations. On December 22, 2006, we closed the sale of the three stations located in San Francisco, CA, Canton, OH and Wilson, NC. The sale of the two remaining stations located in Lawrence, MA, and Bridgeport, CT closed on April 24, 2007.

In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have been excluded from segment results for all periods presented.

Operating results of our discontinued operations were as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating revenues	$—	$213	$5	$1,320

Equity in earnings of JOA	$—	$4,511	$331	$8,439

Income from discontinued operations:
Income from discontinued operations, before tax	$—	$2,664	$371	$5,597
Income taxes (benefit)	—	969	137	(1,333)

Income from discontinued operations	$—	$1,695	$234	$6,930

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

Assets and liabilities of our discontinued operations for applicable periods consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
Assets:
Deferred income taxes	$49	$842	$888
Other assets	103	983	79

Assets of discontinued operations	$152	$1,825	$967

Liabilities:
Other liabilities	$138	$3,017	$3,213

Liabilities of discontinued operations	$138	$3,017	$3,213

5.	OTHER CHARGES AND CREDITS

2008 – In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.

Transaction costs and other activities related to the spin-off of our national lifestyle media brands (HGTV, Food Network, DIY, Fine Living and GAC and their Internet businesses) and online comparison shopping services (Shopzilla and uSwitch and their associated Web sites) increased our costs and expenses by $23.4 million in 2008. The costs associated with these transactions, some of which are not expected to be deductible for income tax purposes, increased year-to-date net loss by $48.8 million.

Investment results, reported in the caption “Miscellaneous, net” in our Condensed Consolidated Statements of Operations, include realized gains of $6.8 million from the sale of certain investments in the second quarter of 2008.

2007 – A majority of our newspapers offered voluntary separation plans to eligible employees during 2007. In connection with the acceptance of the offer by 137 employees, we accrued severance related costs of $8.9 million in the second quarter of 2007.

Due to changes in a distribution agreement at our Shopzilla business, we wrote down intangible assets during the first quarter of 2007 to reflect that certain components of the contract were not continued. This resulted in a charge to amortization of $5.2 million.

In connection with the adoption of FASB Interpretation No. 48 and the corresponding detailed review that was completed for our deferred tax balances, we identified adjustments necessary to properly record certain tax balances. These adjustments reduced the tax provision in the first quarter of 2007 increasing year-to-date net income $4.0 million.

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

Consolidated income (loss) before income tax consisted of the following:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income (loss) allocated to Scripps	$(751,056)	$150,596	$(616,370)	$245,376
Income of pass-through entities allocated to non-controlling interests	24,470	20,939	46,785	38,923

Income (loss) from continuing operations before income taxes and minority interest	$(726,586)	$171,535	$(569,585)	$284,299

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

Information regarding our expected effective income tax rate from continuing operations for the full year of 2008 and the actual effective income tax rate from continuing operations for the full year of 2007 is as follows:

	2008	2007
Statutory rate	(35.0)%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	(2.2)	6.0
Income of pass-through entities allocated to non-controlling interests	(2.8)	(11.4)
Non-deductible goodwill	6.6	42.9
Non-deductible spin transaction costs	4.3
Section 199 - Production Activities Deduction	(0.5)	(4.9)
FIN 48	1.7	2.4
Miscellaneous	(0.3)	(0.4)

Effective income tax rate	(28.2)%	69.6%

7.	JOINT OPERATING AGREEMENT AND NEWSPAPER PARTNERSHIPS

Our Denver newspaper (Denver Rocky Mountain News) is operated pursuant to the terms of a joint operating agreement (“JOA”) which expires in 2051. The other publisher in the JOA is MediaNews Group, Inc. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA maintains a separate and independent editorial operation.

The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. At the same time we also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper. Under an amended agreement with the JPC, we will own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we will pay JPC an annual amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership will direct and manage the operations of the continuing Journal newspaper.

We participate in a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

8.	INVESTMENTS

Investments consisted of the following:

( in thousands, except share data )	June 30, 2008	As of December 31, 2007	June 30, 2007
Securities available for sale (at market value):
Time Warner (2,008,000 common shares)		$33,152	$42,248
Other available-for-sale securities	$17	2,832	2,195

Total available-for-sale securities	17	35,984	44,443
Newspaper partnerships	40,399	143,694	138,368
Joint ventures	45,182	38,918	30,218
Other equity securities	8,611	8,064	7,610

Total investments	$94,209	$226,660	$220,639

Unrealized gains (loss) on securities available for sale	$(1)	$6,391	$14,893

Investments available for sale represent securities of publicly-traded companies. Investments available for sale are recorded at fair value based upon the closing price of the security on the reporting date.

Our preliminary impairment analysis as of June 30, 2008, resulted in a $95 million non-cash charge to reduce the carrying value of our investment in our Denver JOA and Colorado newspaper partnership. See Note 10.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
Land and improvements	$80,293	$79,555	$77,176
Buildings and improvements	281,694	273,328	268,439
Equipment	674,338	650,526	630,696
Computer software	165,822	143,084	109,487

Total	1,202,147	1,146,493	1,085,798
Accumulated depreciation	617,613	586,820	557,474

Net property, plant and equipment	$584,534	$559,673	$528,324

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
Goodwill	$880,619	$1,666,206	$1,955,285

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415	43,415
Broadcast television network affiliation relationships	26,748	26,748	26,748
Customer lists	227,464	227,064	228,253
Copyrights and other trade names	53,088	52,966	53,188
Other	32,705	32,657	32,797

Total carrying amount	383,420	382,850	384,401

Accumulated amortization:
Acquired network distribution	(11,962)	(10,563)	(9,149)
Broadcast television network affiliation relationships	(4,131)	(3,582)	(3,027)
Customer lists	(158,687)	(151,194)	(61,762)
Copyrights and other trade names	(36,232)	(34,793)	(9,003)
Other	(22,351)	(20,113)	(17,641)

Total accumulated amortization	(233,363)	(220,245)	(100,582)

Net amortizable intangible assets	150,057	162,605	283,819

Other indefinite-lived intangible assets:
FCC licenses	25,622	25,622	25,622

Total other intangible assets	175,679	188,227	309,441

Total goodwill and other intangible assets	$1,056,298	$1,854,433	$2,264,726

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

( in thousands )	Scripps Networks	Newspapers	Broadcast Television	Interactive Media	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2006	$240,502	$777,902	$219,367	$723,262	$18	$1,961,051
Business acquisitions		998				998
Adjustment of purchase price allocations				(14,703)		(14,703)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				7,939		7,939

Balance as of June 30, 2007	$240,502	$778,900	$219,367	$716,498	$18	$1,955,285

Balance as of December 31, 2007	$265,436	$785,621	$215,414	$399,717	$18	$1,666,206
Write-down of newspaper goodwill		(778,900)				(778,900)
Other adjustments		(6,721)				(6,721)
Adjustment of purchase price allocations	34					34

Balance as of June 30, 2008	$265,470	$—	$215,414	$399,717	$18	$880,619

Amortizable intangible assets:
Balance as of December 31, 2006	$38,707	$10,075	$25,137	$209,702		$283,621
Business acquisitions		997				997
Adjustment of purchase price allocations				21,004		21,004
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments				5,431		5,431
Amortization	(1,621)	(916)	(560)	(24,137)		(27,234)

Balance as of June 30, 2007	$37,086	$10,156	$24,577	$212,000		$283,819

Balance as of December 31, 2007	$35,438	$9,210	$24,008	$93,949		$162,605
Foreign currency translation adjustment				37		37
Amortization	(1,630)	(1,038)	(563)	(9,354)		(12,585)

Balance as of June 30, 2008	$33,808	$8,172	$23,445	$84,632		$150,057

Other indefinite-lived intangible assets:
Balance for all respective periods presented			$25,622			$25,622

Estimated amortization expense of intangible assets for each of the next five years is expected to be $12.6 million for the remainder of 2008, $24.2 million in 2009, $21.2 million in 2010, $20.8 million in 2011, $17.3 million in 2012, $9.9 million in 2013 and $44.1 million in later years.

FAS 142, Goodwill and Other Intangible Assets (“FAS 142”), requires goodwill and other indefinite-lived assets to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. The testing for impairment is a two step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists. Step two is then performed to determine the amount of impairment.

Due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of Scripps Networks Interactive to shareholders and the per share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008.

Under the two-step process required by FAS 142, we made a determination of the fair value of our businesses. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the use of alternative assumptions could produce significantly different results.

We concluded the fair value of our newspaper reporting unit did not exceed the carrying value of our newspaper net assets as of June 30, 2008, while the fair value of our broadcast television reporting unit was in excess of the carrying value. Because of the timing and complexity of the calculations required under step two of the process, we have not yet completed that process. However, based upon our preliminary valuations, we recorded a $779 million, non-cash charge in the three months ended June 30, 2008 to reduce the carrying value of goodwill. We also recorded a preliminary non-cash charge of $95 million to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnership to our share of the estimated fair value of their net assets. We will complete our test in the third quarter but do not expect our preliminary estimate to change significantly. Such changes would not impact our cash flows.

11.	PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
Cost of programs available for broadcast	$1,108,344	$985,570	$910,506
Accumulated amortization	770,257	661,529	596,736

Total	338,087	324,041	313,770
Progress payments on programs not yet available for broadcast	149,735	157,024	160,786

Total programs and program licenses	$487,822	$481,065	$474,556

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast, including first-run syndicated programming. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. First-run syndicated programming is generally produced and delivered at or near its broadcast date. Such contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $271 million at June 30, 2008. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $68.5 million in the second quarter of 2008 and $78.7 million in the second quarter of 2007. Year-to-date progress payments and capitalized programs totaled $141 million in 2008 and $154 million in 2007.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

( in thousands )	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
Remainder of 2008	$108,251	$51,276	$159,527
2009	132,765	140,058	272,823
2010	67,158	108,939	176,097
2011	27,668	72,189	99,857
2012	2,245	40,685	42,930
2013		7,593	7,593
Later years		767	767

Total	$338,087	$421,507	$759,594

Actual amortization in each of the next five years will exceed the amounts presented above as our broadcast television stations and our national television networks will continue to produce and license additional programs.

12.	UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
Network launch incentives	$78,573	$90,542	$100,949
Unbilled affiliate fees	41,520	44,825	45,055

Total unamortized network distribution incentives	$120,093	$135,367	$146,004

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Amortization of network distribution incentives	$8,290	$6,899	$16,547	$13,715

Estimated amortization for the next five years is as follows:

Remainder of 2008	$16,685
2009	36,717
2010	26,740
2011	23,552
2012	12,580
2013	1,226
Later years	2,593

Total	$120,093

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of Scripps Networks.

13.	LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
E. W. Scripps variable-rate credit facilities	$60,000	$79,559	$56,859
6.625% notes due in 2007			99,996
3.75% notes due in 2008		39,950	39,653
4.25% notes due in 2009		86,091	86,049
4.30% notes due in 2010		112,840	140,586
5.75% notes due in 2012		184,922	199,373
Scripps Networks Interactive, credit facility	325,000
Other notes	1,236	1,301	1,365

Total long-term debt	$386,236	$504,663	$623,881

We had Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that collectively permitted aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). On June 30, 2008, the existing credit agreement was cancelled and we entered into a new Revolving Credit Agreement (“Revolving Credit Agreement”) expiring on June 30, 2013 with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.5%. The Revolving Credit Agreement includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. The weighted-average interest rate on borrowings under the E.W. Scripps Variable-Rate Credit Facilities was 3.3% at June 30, 2008, 4.9% at December 31, 2007, and 5.4% at June 30, 2007.

On June 30, 2008, Scripps Networks Interactive Inc. (“SNI”), a wholly-owned subsidiary of Scripps, also entered into a Competitive Advance and Revolving Credit Facility (“SNI Revolving Credit Agreement”) that permits $550 million in aggregate borrowings and expires in June 2013. SNI borrowed $325 million under the SNI Revolving Credit Agreement on June 30, 2008 at a weighted-average interest rate of 2.9%. On July 1, 2008, SNI began operations as a separate publicly traded company upon the completion of its separation from Scripps (See Note 20). The outstanding borrowings under the SNI Revolving Credit Agreement remained with SNI upon the completion of the separation.

The scheduled $40 million principal payment on our 3.75% notes was paid in the first quarter of 2008. In the second and third quarters of 2007, we repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million.

In June 2008, we redeemed the outstanding balance of the 4.25% notes, the 4.3% notes and the 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.

As of June 30, 2008, we had outstanding letters of credit totaling $8.3 million.

14.	OTHER LIABILITIES

Other liabilities consisted of the following:

( in thousands )	June 30, 2008	As of December 31, 2007	June 30, 2007
Program rights payable	$2,142	$3,070	$2,655
Employee compensation and benefits	39,155	41,418	43,027
Liability for pension benefits	84,592	75,935	59,660
Network distribution incentives	3,951	6,738	8,763
FIN 48 tax liability	62,625	53,830	49,003
Other	19,683	18,311	18,149

Other liabilities (less current portion)	$212,148	$199,302	$181,257

15.	MINORITY INTERESTS

Non-controlling interests hold an approximate 10% residual interest in Fine Living. The minority owners of Fine Living have the right (put option) to require us to repurchase their interests. We have a call option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In 2006, we notified a minority owner that we were exercising our call option on their 3.75% interest in Fine Living. In July 2008, we reached agreement with the minority owner on the exercise price of the call option and completed the transaction for cash consideration of $9.0 million. The put options on the remaining non-controlling interest in Fine Living are currently exercisable. The call options become exercisable in 2016. No amounts have been recorded in our Condensed Consolidated Balance Sheets related to these options.

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

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the standard to non-recurring, nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

( in thousands )	June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$49,935	$49,935	$	$
Available-for-sale securities	17	17

Total assets measured at fair value	$49,952	$49,952	$	$

Liabilities:
Deferred compensation plan liabilities	$22,955	$22,955	$	$

Total liabilities measured at fair value	$22,955	$22,955	$	$

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

( in thousands )	Six months ended June 30,
	2008	2007
Other changes in certain working capital accounts, net:
Accounts receivable	$4,294	$(3,620)
Inventories	(3,913)	(1,052)
Accounts payable	(11,107)	(4,788)
Accrued income taxes	(6,273)	6,223
Accrued employee compensation and benefits	(12,164)	(14,586)
Accrued interest	(5,733)	(391)
Other accrued liabilities	(2,966)	1,707
Other, net	(4,063)	1,325

Total	$(41,925)	$(15,182)

Information regarding supplemental cash flow disclosures is as follows:

( in thousands )	Six months ended June 30,
	2008	2007
Interest paid, excluding amounts capitalized	$15,959	$20,790

Income taxes paid continuing operations	$85,956	$80,495
Income taxes paid (refunds received) discontinued operations	(657)	18,017

Total income taxes paid	$85,299	$98,512

18.	EMPLOYEE BENEFIT PLANS

We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits are generally based upon the employee’s compensation and years of service.

We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit pension plan to eligible participants based on average earnings, years of service and age at retirement.

Substantially all non-union and certain union employees are also covered by a company-sponsored defined contribution plan. We match a portion of employees’ voluntary contributions to this plan.

Other union-represented employees are covered by union-sponsored multi-employer plans.

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$5,020	$4,566	$9,954	$9,212
Interest cost	7,064	6,469	14,587	13,217
Expected return on plan assets, net of expenses	(8,815)	(8,499)	(17,998)	(17,348)
Amortization of prior service cost	161	146	322	292
Amortization of actuarial (gain)/loss	282	124	574	312

Total for defined benefit plans	3,712	2,806	7,439	5,685
Multi-employer plans	43	296	361	626
SERP	2,079	1,801	4,158	3,601
Defined contribution plans	2,442	2,040	4,781	4,308

Total	$8,276	$6,943	$16,739	$14,220

We contributed $1.1 million to fund current benefit payments for our non-qualified SERP plan during the first half of 2008. We anticipate contributing an additional $1.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2008. We have met the minimum funding requirements of our defined benefit pension plans. Accordingly, we do not anticipate making any contributions to these plans in 2008.

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

Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s television households. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1, we account for our share of the earnings of our JOA and newspaper partnerships using the equity method of accounting. Our equity in earnings of our JOA and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Operations. Newspaper segment profits include equity in earnings of JOAs and newspaper partnerships but exclude write-downs in the carrying value. Scripps Networks segment profits include equity in earnings of joint ventures.

Information regarding our business segments is as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment operating revenues:
Scripps Networks	$349,223	$308,148	$660,059	$577,627

Newspapers:
Newspapers managed solely by us	144,433	165,723	300,032	335,474
JOAs and newspaper partnerships	53	48	114	106

Total newspapers	144,486	165,771	300,146	335,580
Broadcast television	80,520	84,539	156,539	161,047
Interactive media	66,851	59,022	144,347	121,956
Licensing and other media	23,375	22,381	45,818	45,581
Corporate	200	799	909	1,226
Intersegment eliminations	(514)	(586)	(1,203)	(1,519)

Total operating revenues	$664,141	$640,074	$1,306,615	$1,241,498

Segment profit (loss):
Scripps Networks	$180,236	$164,136	$326,856	$291,636

Newspapers:
Newspapers managed solely by us	19,074	29,256	44,624	65,947
JOAs and newspaper partnerships	(2,732)	886	(717)	(6,488)

Total newspapers	16,342	30,142	43,907	59,459
Broadcast television	18,305	23,496	32,475	39,875
Interactive media	15,064	6,757	36,031	6,376
Licensing and other media	1,850	2,578	4,022	5,556
Corporate	(33,341)	(15,319)	(53,151)	(34,273)
Intersegment eliminations	20	6	37	(189)
Depreciation and amortization of intangibles	(29,703)	(32,207)	(58,465)	(66,645)
Write-down of newspaper goodwill	(778,900)		(778,900)
Gains (losses) on disposal of PP&E	2,364	(243)	1,497	(332)
Interest expense	(4,874)	(10,729)	(10,706)	(20,930)
Write-down of investments in newspaper partnerships	(95,000)		(95,000)
Gains (losses) on repurchases of debt	(26,380)	317	(26,380)	317
Miscellaneous, net	7,431	2,601	8,192	3,449

Income (loss) from continuing operations before income taxes and minority interests	$(726,586)	$171,535	$(569,585)	$284,299

Depreciation:
Scripps Networks	$6,038	$4,876	$12,014	$9,480

Newspapers:
Newspapers managed solely by us	5,437	5,623	10,810	10,960
JOAs and newspaper partnerships	321	330	646	659

Total newspapers	5,758	5,953	11,456	11,619
Broadcast television	4,724	4,119	9,137	8,442
Interactive media	6,662	5,359	12,862	8,820
Licensing and other media	119	121	236	235
Corporate	116	436	175	815

Total depreciation	$23,417	$20,864	$45,880	$39,411

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Amortization of intangibles:
Scripps Networks	$815	$815	$1,630	$1,621

Newspapers:
Newspapers managed solely by us	519	461	1,038	916
JOAs and newspaper partnerships

Total newspapers	519	461	1,038	916
Broadcast television	282	282	563	560
Interactive media	4,670	9,785	9,354	24,137

Total amortization of intangibles	$6,286	$11,343	$12,585	$27,234

Additions to property, plant and equipment:
Scripps Networks	$9,097	$5,092	$17,906	$10,137

Newspapers:
Newspapers managed solely by us	12,211	5,598	25,977	11,211
JOAs and newspaper partnerships	21	113	38	202

Total newspapers	12,232	5,711	26,015	11,413
Broadcast television	8,444	6,218	13,158	8,594
Interactive media	4,695	13,073	10,333	19,491
Licensing and other media	603	1,052	1,268	2,132
Corporate	1,909	647	2,696	1,881

Total additions to property, plant and equipment	$36,980	$31,793	$71,376	$53,648

Business acquisitions and other additions to long-lived assets:
Scripps Networks	$68,621	$78,725	$141,582	$153,953
Newspapers:
Newspapers managed solely by us		1,995		1,995
JOAs and newspaper partnerships	84	92	96	104

Total newspapers	84	2,087	96	2,099
Corporate			550	632

Total	$68,705	$80,812	$142,228	$156,684

Assets:
Scripps Networks			$1,477,182	$1,350,469

Newspapers:
Newspapers managed solely by us			330,004	1,100,704
JOAs and newspaper partnerships			51,271	150,084

Total newspapers			381,275	1,250,788
Broadcast television			476,105	483,081
Interactive media			594,757	1,030,876
Licensing and other media			30,366	27,408
Investments			8,807	51,983
Corporate			145,390	107,462

Total assets of continuing operations			3,113,882	4,302,067
Discontinued operations			152	967

Total assets			$3,114,034	$4,303,034

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

20.	SUBSEQUENT EVENTS

Spin-Off of Scripps Networks Interactive

On October 16, 2007, the Company announced that its Board of Directors had authorized its management to pursue a plan to separate E. W. Scripps (“Scripps”) into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to the Scripps shareholders. To effect the Separation, SNI was formed on October 23, 2007, as a wholly-owned subsidiary of Scripps. The assets and liabilities of the Scripps Networks and Interactive Media businesses of Scripps were transferred to SNI. SNI will be the parent company which will own the national television networks and the online comparison shopping services businesses as of the separation date and 100% of the shares will be owned by the existing E. W. Scripps shareholders. On May 8, 2008, the Board of Directors of Scripps approved the distribution of all of the common shares of SNI.

The distribution of all of the shares of SNI was made on July 1, 2008 to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.

As a result of the spin-off SNI will be presented as discontinued operations in our future financial statements. We have previously filed on July 8, 2008 on Form 8-K unaudited pro forma condensed consolidated financial information giving effect to the spin-off of SNI.

In connection with the Separation, the following agreements between Scripps and SNI became effective:

•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement

Separation and Distribution Agreement

The Separation and Distribution Agreement contains the key provisions relating to the separation of SNI from EWS and the distribution of SNI common shares to EWS shareholders. The agreement also identifies the assets to be transferred to and the liabilities and contracts to be assumed by SNI or retained by EWS in the distribution and when and how the transfers will occur. The agreement also provides that liability for, and control of, future litigation claims against either company for events that took place prior to the separation will be assumed by the company operating the business to which the claim relates. In the case of businesses which were sold or discontinued prior to the date of the separation, the agreement identifies which company has assumed those liabilities.

The agreement provides for indemnification of the other company and the other company’s officers, directors and employees for losses arising out of:

•	Its failure to perform or discharge any of the liabilities it assumes pursuant to the Separation and Distribution Agreement.

•	Its businesses as conducted as of the date of the separation and distribution.

•	Its breaches of the Separation and Distribution agreement, any of the ancillary agreements pursuant to which EWS or SNI are co-parties or share benefits and burdens.

•

Its untrue statement or alleged untrue statement of a material fact, or omission or alleged omission to state a material fact, required to be stated or necessary to make statements therein not misleading in the portions of the following documents for which it has assumed responsibility for: Form 10 Registration Statement of SNI, the definitive proxy statement sent to the EWS shareholders soliciting their vote on the separation transaction and its other public filings made by EWS after the distribution date.

Transition Services Agreement

The Transition Services Agreement provides for EWS and SNI to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. EWS will provide services or support to SNI, including information technology, human resources, accounting and finance, and facilities. SNI will provide information technology support and services.

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between EWS and SNI. The agreement provides that EWS and SNI will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provides that SNI employees will continue to participate in certain of the EWS benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarialy determined values of assets and liabilities of SNI employees will be transferred to the benefit plans of SNI. The agreement also governs the treatment of outstanding EWS share-based equity awards. See “Share-Based Equity Awards” below.

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of EWS and SNI with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally EWS and SNI will be responsible for income taxes for periods before the spin-off for their respective businesses.

Other Agreements

EWS and SNI have also entered into various other agreements that have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

Share-Based Equity Awards

As a result of the distribution of SNI to the shareholders of EWS, employees holding share-based equity awards, including share options and restricted shares, have received modified awards in either EWS, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an EWS or SNI employee. Under FAS 123R the adjustments to the outstanding share based equity awards is considered a modification and accordingly we compared the fair value of the awards immediately prior to the modification to the fair value of the awards immediately after the modification to measure the incremental share-based compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements and the condensed notes to the consolidated financial statements. You should read this discussion in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed notes to the consolidated financial statements contains certain forward-looking statements related to our businesses, including the separation plan, that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing, broadcast television stations and licensing and syndication. The company’s portfolio of media properties includes: daily and community newspapers in 15 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 broadcast television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics. Prior to the spin-off of SNI, effective July 1, 2008, We also had interests in national television networks and online comparison shopping services, including Scripps Networks, with such brands as HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and Interactive media, comprising our Shopzilla and uSwitch businesses.

On October 16, 2007, the Company announced that its Board of Directors had authorized management to pursue a plan to separate Scripps into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“Scripps Networks Interactive”) to the Scripps shareholders. To effect the Separation, Scripps Networks Interactive was formed on October 23, 2007, as a wholly-owned subsidiary of Scripps. The assets and liabilities of the Scripps Networks and Interactive Media businesses of Scripps were transferred to Scripps Networks Interactive, Inc. Scripps Networks Interactive will be the parent company which will own the national television networks and the online comparison shopping services businesses as of the Separation date and whose shares will be owned by the existing Scripps shareholders. On May 8, 2008, the Board of Directors of Scripps approved the distribution of all of the common shares of Scripps Networks Interactive. Following the distribution, Scripps shareholders will own 100 percent of the common shares of Scripps Networks Interactive.

The distribution of all of the shares of SNI was made on July 1, 2008 to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.

As a result of the distribution of SNI to the shareholders of EWS, employees holding share-based equity awards, including share options and restricted shares, have received modified awards in either EWS, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an EWS or SNI employee. Under FAS 123R the adjustments to the outstanding share-based equity awards is considered a modification and accordingly we compared the fair value of the awards immediately prior to the modification to the fair value of the awards immediately after the modification to measure the incremental share-based compensation. The incremental compensation is estimated to be $20 to $21 million which will be expensed in the third quarter.

Our newspaper businesses are still operating in an extremely challenging environment as industry-wide weakness in local advertising persisted during the second quarter of 2008. Revenues declined 12.8% compared to the same quarter a year ago and were largely affected by weakness in classified advertising, particularly in the employment, automotive and real estate areas. Our newspaper division’s exposure to the Florida and California markets has compounded the situation. We continue to focus on operating the business as efficiently as possible. Newspaper expenses were down 9.7% compared to the same quarter a year ago, which helped offset the decline in revenue. Segment profit declined to $16.3 million compared to $30.1 million in the 2007 comparable quarter.

In the three months ended June 30, 2008, we concluded that we had indicators of impairment with respect to the carrying value of our newspaper goodwill and investments in our Denver JOA and Colorado newspaper partnership. As a result, we took a preliminary $779 million non-cash charge in the three months ended June 30, 2008 to write-down our newspapers goodwill and a preliminary $95 million non-cash charge to reduce the carrying value of our Denver JOA and Colorado newspaper partnership.

At our broadcast television stations, revenues declined to $80.5 million compared to $84.5 million during the same period a year ago. The decline was attributable to weaker local and national advertising revenues during the quarter, which were not offset by increased political advertising during the period. Segment profit was $18.3 million in the second quarter of 2008 versus $23.5 million in the 2007 comparable quarter.

Scripps Networks generated strong operating results during the second quarter of 2008. Revenue grew 13% and segment profit grew 10% compared with the same period a year ago to $349 million and $180 million, respectively. Positive viewership trends at HGTV and Food Network, combined with strong pricing in the scatter advertising market, helped drive the growth.

Our interactive media businesses delivered improved results compared with the same period in 2007. Revenue for the quarter grew 13% to $66.9 million, while segment profit was $15.1 million compared to $6.8 million in the second quarter of 2007. The growth for the quarter was driven by improvements at Shopzilla that allowed the business to more efficiently increase and monetize user traffic. Increased energy switching activity and lower operating expenses at uSwitch drove improved results within that business.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-35 through F-44.

Consolidated Results of Operations - Consolidated results of operations were as follows:

( in thousands, except per share data )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Operating revenues	$664,141	3.8%	$640,074	$1,306,615	5.2%	$1,241,498
Costs and expenses	(473,208)	7.1%	(441,906)	(936,170)	5.2%	(890,307)
Depreciation and amortization of intangibles	(29,703)	(7.8)%	(32,207)	(58,465)	(12.3)%	(66,645)
Write-down of newspaper goodwill	(778,900)			(778,900)
Gains (losses) on disposal of PP&E	2,364		(243)	1,497		(332)

Operating income (loss)	(615,306)		165,718	(465,423)		284,214
Interest expense	(4,874)	(54.6)%	(10,729)	(10,706)	(48.8)%	(20,930)
Equity in earnings of JOAs and other joint ventures	7,543		13,628	19,732		17,249
Write-down of investments in newspaper partnerships	(95,000)			(95,000)
Gains (losses) on repurchases of debt	(26,380)		317	(26,380)		317
Miscellaneous, net	7,431		2,601	8,192		3,449

Income (loss) from continuing operations before income taxes and minority interests	(726,586)		171,535	(569,585)		284,299
Benefit (provision) for income taxes	219,786		(54,781)	168,912		(86,316)

Income (loss) from continuing operations before minority interests	(506,800)		116,754	(400,673)		197,983
Minority interests	(24,441)	16.5%	(20,988)	(46,734)	19.9%	(38,968)

Income (loss) from continuing operations	(531,241)		95,766	(447,407)		159,015
Income from discontinued operations, net of tax			1,695	234	(96.6)%	6,930

Net income (loss)	$(531,241)		$97,461	$(447,173)		$165,945

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(9.78)		$1.75	$(8.25)		$2.90
Income from discontinued operations	.00		.03	.00		.13

Net income (loss) per diluted share of common stock	$(9.78)		$1.78	$(8.24)		$3.02

Net income (loss) per share amounts may not foot since each is calculated independently.

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

Operating results for our discontinued operations were as follows:

( in thousands )	Quarter Period		Year-to-date
	2008	2007	2008	2007
Operating revenues	$—	$213	$5	$1,320

Equity in earnings of JOA	$—	$4,511	$331	$8,439

Income from discontinued operations:
Income from discontinued operations, before tax	$—	$2,664	$371	$5,597
Income taxes (benefit)	—	969	137	(1,333)

Income from discontinued operations	$—	$1,695	$234	$6,930

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

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

Continuing Operations – The increase in operating revenues for the year-to-date period of 2008 compared with the prior-year period was due to double-digit growth in advertising sales and affiliate fee revenue at our national television networks and increases in referral fee revenues at our interactive media division. The increase in advertising sales at Scripps Networks was primarily the result of improved audience viewership at HGTV and Food Network and strong pricing in the scatter advertising market. The increase in operating revenues at interactive media was attributed to Shopzilla effectively increasing and monetizing user traffic and increasing energy switching activity at uSwitch. Increases in revenues at Scripps Networks and interactive media were partially offset by lower advertising revenues at our newspaper division. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate, employment and automotive classified advertising.

The increase in costs and expenses for the 2008 year-to-date period was primarily attributed to the expanded hours of original programming at our national networks. Lower costs and expenses at our interactive media and newspapers divisions partially offset the increase at Scripps Networks. Interactive media’s costs and expenses in 2007 include approximately $15 million of costs related to a leadership transition at Shopzilla and increased marketing expenses at uSwitch. The decrease in newspapers’ costs and expenses reflects lower newsprint and ink costs due primarily to lower paper usage. In addition, our newspaper division’s costs and expenses in 2007 include employee severance costs of $8.9 million.

The decrease in depreciation and amortization was primarily attributed to the write-down of uSwitch’s intangible assets during the fourth quarter of 2007, which resulted in lower amortization expense during 2008.

FAS 142, Goodwill and Other Intangible Assets (“FAS 142”), requires goodwill and other indefinite-lived assets to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. The testing for impairment is a two step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists. Step two is then performed to determine the amount of impairment.

Due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of Scripps Networks Interactive to shareholders and the per share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008.

Under the two-step process required by FAS 142, we made a determination of the fair value of our businesses. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the use of alternative assumptions could produce significantly different results.

We concluded the fair value of our newspaper reporting unit did not exceed the carrying value of our newspaper net assets as of June 30, 2008 while the fair value of our broadcast television reporting unit was in excess of the carrying value. Because of the timing and complexity of the calculations required under step two of the process, we have not yet completed that process. However, based upon our preliminary valuations, we recorded a $779 million, non-cash charge in the three months ended June 30, 2008 to reduce the carrying value of goodwill. We also recorded a preliminary non-cash charge of $95 million to reduce the carrying value of our investment in the Denver JOA and Colorado partnership to our share of the estimated fair value of their net assets. We will complete our test in the third quarter but do not expect our preliminary estimate to change significantly. Such changes would not impact our cash flows.

Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on our outstanding borrowings decreased in 2008 due to lower average debt levels. The average balance of outstanding borrowings for the six month period of 2008 was $484 million at an average rate of 4.2% and $711 million at an average rate of 5.2% in 2007. The average balance of outstanding obligations for the second quarter of 2008 was $481 million at an average rate of 3.7% compared with $690 million at an average rate of 5.2% for the second quarter of 2007.

In the third quarter of 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities resulting in certain assets of the existing facilities being retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense through April 2007. The increased depreciation resulted in a $4.0 million decrease in our equity in earnings of JOAs in the year-to-date period of 2007.

The consolidation of DNA’s newspaper production facilities was completed in 2007. In the first quarter of 2008, DNA sold the production facility that was no longer being utilized in DNA’s operations. The gain from this transaction increased our 2008 equity in earnings from JOAs $4.4 million.

We concluded that at June 30, 2008 we had indicators of impairment with respect to our investment in newspaper partnerships and as a result recorded a $95 million non-cash charge to write-down the carrying value of these investments.

In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.

Investment results, reported in the caption “Miscellaneous, net”, include realized gains from the sale of certain investments in the second quarter of 2008 that totaled $6.8 million.

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

Information regarding our effective tax rate, and the impact of the Food Network partnership on our effective income tax rate, is as follows:

( in thousands )	Quarter Period		Year-to-date
	2008	2007	2008	2007
Income (loss) from continuing operations before income taxes and minority interests as reported	$(726,586)	$171,535	$(569,585)	$284,299
Income of pass-through entities allocated to non-controlling interests	24,470	20,939	46,785	38,923

Income (loss) allocated to Scripps	$(751,056)	$150,596	$(616,370)	$245,376

Provision (benefit) for income taxes	$(219,786)	$54,781	$(168,912)	$86,316

Effective income tax rate as reported	30.2%	31.9%	29.7%	30.4%
Effective income tax rate on income allocated to Scripps	29.3%	36.4%	27.4%	35.2%

The write-down to the carrying value of Newspaper goodwill included $103 million of goodwill that is not deductible for income taxes. During 2008, we also recorded a loss on the extinguishment of debt of $26.4 million and incurred transaction costs related to the spin-off of our national lifestyle television networks and global interactive services businesses totaling $23.4 million. A portion of the costs associated with these transactions are also not expected to be deductible for income tax purposes.

Minority interest increased in the second quarter and year-to-date periods of 2008 due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership, of which we own approximately 70%.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Scripps Networks	$349,223	13.3%	$308,148	$660,059	14.3%	$577,627

Newspapers:
Newspapers managed solely by us	144,433	(12.8)%	165,723	300,032	(10.6)%	335,474
JOAs and newspaper partnerships	53	10.4%	48	114	7.5%	106

Total newspapers	144,486	(12.8)%	165,771	300,146	(10.6)%	335,580
Broadcast television	80,520	(4.8)%	84,539	156,539	(2.8)%	161,047
Interactive media	66,851	13.3%	59,022	144,347	18.4%	121,956
Licensing and other media	23,375	4.4%	22,381	45,818	0.5%	45,581
Corporate	200	(75.0)%	799	909	(25.9)%	1,226
Intersegment eliminations	(514)	(12.3)%	(586)	(1,203)	(20.8)%	(1,519)

Total operating revenues	$664,141	3.8%	$640,074	$1,306,615	5.2%	$1,241,498

Segment profit (loss):
Scripps Networks	$180,236	9.8%	$164,136	$326,856	12.1%	$291,636

Newspapers:
Newspapers managed solely by us	19,074	(34.8)%	29,256	44,624	(32.3)%	65,947
JOAs and newspaper partnerships	(2,732)		886	(717)		(6,488)

Total newspapers	16,342		30,142	43,907		59,459
Broadcast television	18,305	(22.1)%	23,496	32,475	(18.6)%	39,875
Interactive media	15,064		6,757	36,031		6,376
Licensing and other media	1,850	(28.2)%	2,578	4,022	(27.6)%	5,556
Corporate	(33,341)		(15,319)	(53,151)	55.1%	(34,273)
Intersegment eliminations	20		6	37		(189)
Depreciation and amortization of intangibles	(29,703)	(7.8)%	(32,207)	(58,465)	(12.3)%	(66,645)
Write-down of newspaper goodwill	(778,900)			(778,900)
Gains (losses) on disposal of PP&E	2,364		(243)	1,497		(332)
Interest expense	(4,874)	(54.6)%	(10,729)	(10,706)	(48.8)%	(20,930)
Write-down of investments in newspaper partnerships	(95,000)			(95,000)
Gains (losses) on repurchases of debt	(26,380)		317	(26,380)		317
Miscellaneous, net	7,431		2,601	8,192		3,449

Income (loss) from continuing operations before income taxes and minority interests	$(726,586)		$171,535	$(569,585)		$284,299

Corporate expenses, excluding costs that will be incurred as a result of the Scripps Networks Interactive spin-off, are expected to be about $11 million in the third quarter.

Discussions of the operating performance of each of our reportable business segments begin on page F-37.

Segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of JOAs and other joint ventures included in segment profit to the amounts reported in our Condensed Consolidated Statements of Operations is as follows:

( in thousands )	Quarter Period		Year-to-date
	2008	2007	2008	2007
Scripps Networks:
Equity in earnings of joint ventures	$5,083	$4,552	$8,759	$8,522
Newspapers:
Equity in earnings of JOAs and newspaper partnerships	2,460	9,076	10,973	8,727

Total equity in earnings of JOAs and other joint ventures	$7,543	$13,628	$19,732	$17,249

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments.

Significant reconciling items attributable to each business segment are as follows:

( in thousands )	Quarter Period		Year-to-date
	2008	2007	2008	2007
Depreciation and amortization:
Scripps Networks	$6,853	$5,691	$13,644		$11,101

Newspapers:
Newspapers managed solely by us	5,956	6,084	11,848		11,876
JOAs and newspaper partnerships	321	330	646		659

Total newspapers	6,277	6,414	12,494		12,535
Broadcast television	5,006	4,401	9,700		9,002
Interactive media	11,332	15,144	22,216		32,957
Licensing and other media	119	121	236		235
Corporate	116	436	175		815

Total	$29,703	$32,207	$58,465		$66,645

Gains (losses) on disposal of PP&E:
Scripps Networks	$—	$—	$(764)		$(68)

Newspapers:
Newspapers managed solely by us	(6)	(33)	(6)		(41)
JOAs and newspaper partnerships	(53)	(2)	(33)		(1)

Total newspapers	(59)	(35)	(39)		(42)
Broadcast television	2,538	(12)	2,415		(26)
Interactive media		(196)			(196)
Corporate	(115)		(115)

Gains (losses) on disposal of PP&E	$2,364	$(243)	$1,497		$(332)

Write-down of newspaper goodwill	$778,900		$778,900	$

Write-down of investments in newspaper partnerships	$95,000		$95,000

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

Operating results for Scripps Networks were as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Advertising	$271,254	10.9%	$244,529	$506,747	12.5%	$450,277
Network affiliate fees, net	69,684	18.8%	58,672	137,114	17.7%	116,524
Other	8,285	67.5%	4,947	16,198	49.6%	10,826

Total segment operating revenues	349,223	13.3%	308,148	660,059	14.3%	577,627

Segment costs and expenses:
Employee compensation and benefits	41,516	13.8%	36,483	83,509	15.4%	72,340
Programs and program licenses	71,566	22.6%	58,383	136,563	24.9%	109,329
Production and distribution	14,985	6.4%	14,089	28,994	8.8%	26,660
Other segment costs and expenses	46,003	16.1%	39,609	92,896	7.8%	86,184

Total segment costs and expenses	174,070	17.2%	148,564	341,962	16.1%	294,513

Segment profit before joint ventures	175,153	9.8%	159,584	318,097	12.4%	283,114
Equity in income of joint ventures	5,083	11.7%	4,552	8,759	2.8%	8,522

Segment profit	$180,236	9.8%	$164,136	$326,856	12.1%	$291,636

Supplemental Information:
Billed network affiliate fees	$77,332		$63,662	$152,388		$126,513
Program payments	72,253		78,957	146,177		152,223
Depreciation and amortization	6,853		5,691	13,644		11,101
Capital expenditures	9,097		5,092	17,906		10,137
Business acquisitions and other additions to long-lived assets, primarily program assets	68,621		78,725	141,582		153,953

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. Improved ratings and viewership, particularly at HGTV and Food Network, and strong pricing in the scatter advertising market contributed to the increases in advertising revenues during 2008 compared with 2007.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is primarily attributed to rate increases and our national television networks growth in distribution.

We continue to successfully develop our network brands on the Internet. Online advertising revenues were approximately $20.1 million in the second quarter of 2008 compared with $19.3 million in the second quarter of 2007. Year-to-date online advertising revenues were $36.4 million in 2008 compared with $34.7 million in 2007.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of Scripps Networks.

Programs and program licenses increased due to the improved quality and variety of programming, expanded programming hours, and higher costs attributed to investing in high-definition programming.

Supplemental financial information for Scripps Networks is as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Operating revenues:
HGTV	$171,818	12.9%	$152,198	$320,295	12.0%	$286,051
Food Network	136,191	12.7%	120,874	264,446	15.6%	228,663
DIY	19,319	27.8%	15,117	34,667	30.0%	26,665
Fine Living	14,666	16.6%	12,574	27,421	19.8%	22,889
GAC	6,768	(4.5)%	7,089	12,683		12,678
Other	461	55.7%	296	547	(19.7)%	681

Total segment operating revenues	$349,223	13.3%	$308,148	$660,059	14.3%	$577,627

Homes reached in June (1):
HGTV				95,300	2.1%	93,300
Food Network				95,600	2.6%	93,200
DIY				47,600	5.3%	45,200
Fine Living				50,000	5.9%	47,200
GAC				54,100	11.8%	48,400

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

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

Newspapers managed solely by us: The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets.

Operating results for newspapers managed solely by us were as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Local	$30,842	(12.7)%	$35,334	$64,703	(10.5)%	$72,297
Classified	38,535	(21.1)%	48,840	80,344	(20.1)%	100,539
National	6,663	(19.9)%	8,323	14,676	(14.9)%	17,253
Preprint, online and other	35,870	(7.9)%	38,949	72,332	(4.2)%	75,473

Newspaper advertising	111,910	(14.9)%	131,446	232,055	(12.6)%	265,562
Circulation	27,989	(5.4)%	29,579	58,503	(3.2)%	60,457
Other	4,534	(3.5)%	4,698	9,474	0.2%	9,455

Total operating revenues	144,433	(12.8)%	165,723	300,032	(10.6)%	335,474

Segment costs and expenses:
Employee compensation and benefits	63,392	(12.4)%	72,336	130,153	(7.1)%	140,123
Production and distribution	37,552	(3.4)%	38,860	76,541	(4.1)%	79,833
Other segment costs and expenses	24,415	(3.4)%	25,271	48,714	(1.7)%	49,571

Total costs and expenses	125,359	(8.1)%	136,467	255,408	(5.2)%	269,527

Contribution to segment profit	$19,074	(34.8)%	$29,256	$44,624	(32.3)%	$65,947

Supplemental Information:
Depreciation and amortization	$5,956		$6,084	$11,848		$11,876
Write-down of newspaper goodwill	778,900			778,900
Capital expenditures	12,211		5,598	25,977		11,211
Business acquisitions, including acquisitions of minority interests, and other additions to long-lived assets			1,995			1,995

The decrease in advertising revenues was primarily due to continued weakness in classified and local advertising in our newspaper markets. Decreases in real estate, automotive and employment advertising particularly affected revenues at our Florida and California newspapers.

Preprint, online and other advertising reflect the development of new print and electronic products and services. Our Internet sites had advertising revenues of approximately $9.8 million in the second quarter of 2008 and $10.6 million in the second quarter of 2007. Year-to-date Internet advertising revenues were $19.7 million in 2008 compared with $20.6 million in 2007. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video and audio.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

We expect total operating revenues at newspapers will decrease approximately 13% to 15% year-over-year in the third quarter of 2008 due to continued weakness in classified and local advertising.

The reduction in employee compensation and benefits reflects the impact of voluntary separation offers that were accepted by 137 eligible employees in the second quarter of 2007.

The decrease in production and distribution costs of our newspapers was primarily due to a decrease in newsprint consumption. Newsprint pricing was up approximately 15% during the second quarter of 2008 compared with 2007.

We expect total costs and expenses to be flat compared to the third quarter of 2007.

Joint Operating Agreement and Newspaper Partnerships: Our Denver newspaper is operated pursuant to the terms of a joint operating agreement (“JOA”) which expires in 2051. The other publisher in the JOA is MediaNews Group, Inc.

The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. At the same time we also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper. Under an amended agreement with the JPC, we will own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we will pay JPC an annual amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership will direct and manage the operations of the continuing Journal newspaper.

We participate in a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOA and newspaper partnerships were as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$1,318	(78.1)%	$6,011	$8,223	98.0%	$4,154
Albuquerque	1,074	(58.0)%	2,559	2,854	(36.5)%	4,497
Colorado	68	(86.6)%	506	(104)		399
Other newspaper partnerships and joint ventures						(323)

Total equity in earnings of JOAs	2,460	(72.9)%	9,076	10,973	25.7%	8,727
Operating revenues of JOAs and newspaper partnerships	53	10.4%	48	114	7.5%	106

Total	2,513	(72.5)%	9,124	11,087	25.5%	8,833

JOA editorial costs and expenses	5,245	(36.3)%	8,238	11,804	(23.0)%	15,321

Contribution to segment profit (loss)	$(2,732)		$886	$(717)		$(6,488)

Supplemental Information:
Depreciation and amortization	$321		$330	$646		$659
Write-down of investments in newspaper partnerships	95,000			95,000
Capital expenditures	21		113	38		202
Business acquisitions and other additions to long-lived assets	84		92	96		104

As described in detail in our financial statements we concluded that at June 30, 2008 we had indicators of impairment with respect to our investment in our Denver JOA and Colorado newspaper partnership and as a result recorded a $95 million non-cash charge to write-down the carrying value of these investments.

The consolidation of DNA’s newspaper production facilities was completed in 2007. In the first quarter of 2008, DNA sold the production facility that was no longer being utilized in DNA’s operations. The gain from this transaction increased our 2008 equity in earnings from JOAs $4.4 million.

Broadcast Television – Broadcast television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s television households. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Operating results for broadcast television were as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Local	$50,423	(7.0)%	$54,197	$96,169	(6.4)%	$102,738
National	23,850	(7.6)%	25,824	45,954	(7.6)%	49,708
Political	1,620		442	4,675		704
Network compensation	1,839	(3.4)%	1,904	4,016	6.1%	3,786
Other	2,788	28.4%	2,172	5,725	39.3%	4,111

Total segment operating revenues	80,520	(4.8)%	84,539	156,539	(2.8)%	161,047

Segment costs and expenses:
Employee compensation and benefits	32,677	2.6%	31,863	67,077	3.7%	64,681
Programs and program licenses	11,416	(3.5)%	11,826	22,974	(3.2)%	23,725
Production and distribution	4,403	(1.4)%	4,467	8,388	(2.1)%	8,571
Other segment costs and expenses	13,719	6.5%	12,887	25,625	5.9%	24,195

Total segment costs and expenses	62,215	1.9%	61,043	124,064	2.4%	121,172

Segment profit	$18,305	(22.1)%	$23,496	$32,475	(18.6)%	$39,875

Supplemental Information:
Program payments	$11,396		$11,679	$23,113		$23,955
Depreciation and amortization	5,006		4,401	9,700		9,002
Capital expenditures	8,444		6,218	13,158		8,594

The decrease in broadcast television operating revenues was primarily attributed to declines in local advertising with particular weakness in the automotive and retail categories. Advertising revenues generally increase during even-numbered years, when congressional and presidential elections occur. We expect total operating revenues at our broadcast television stations to be up 15% to 17% year-over-year in the third quarter of 2008, with political advertising revenue to be between $40 million and $44 million.

Total broadcast television costs and expenses are expected to up in the mid-single digits year-over-year in the third quarter of 2008 compared to the third quarter of 2007.

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

Financial information for interactive media is as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues	$66,851	13.3%	$59,022	$144,347	18.4%	$121,956

Segment profit	$15,064		$6,757	$36,031		$6,376

Supplemental Information:
Depreciation and amortization	$11,332		$15,144	$22,216		$32,957
Capital expenditures	4,695		13,073	10,333		19,491

Interactive media’s segment profit increased in 2008 compared with 2007 due to improvements at Shopzilla that have resulted in the business being able to cost-effectively increase and monetize user traffic and increased energy switching at uSwitch in the United Kingdom. Segment results for the year-to-date period of 2007 were also impacted by $10 million of costs incurred to build brand awareness for uSwitch in the United Kingdom and $5 million of costs incurred related to the transition in leadership at Shopzilla.

Operating revenues at Shopzilla were $56.6 million in the second quarter of 2008 compared with $47.7 million in the second quarter of 2007. Shopzilla’s year-to-date revenues in 2008 were $120 million compared with $96.6 million in 2007. The increase in year-to-date operating revenues was primarily attributed to Shopzilla’s effectiveness in increasing and monetizing user traffic. Shopzilla’s net revenue, when considering search marketing costs incurred, increased 21% in the year-to-date period of 2008 compared with 2007.

uSwitch’s operating revenues in 2008 benefited from an increase in volatility in the energy markets which correlated to an increase in switching activity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	Six months ended June 30,
	2008	2007
Net cash provided by continuing operating activities	$296,392	$244,223
Net cash provided by (used in) discontinued operations	(972)	49,285
Dividends paid, including to minority interests	(101,923)	(89,667)
Employee stock option proceeds	15,492	11,776
Excess tax benefits on stock awards	1,228	2,070
Other financing activities	(4,835)	(3,749)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$205,382	$213,938

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$31,154	$(674)
Capital expenditures	(68,231)	(52,429)
Other investing activity	2,656	69
Repurchase Class A Common shares	(11,442)	(30,103)
Bond redemption premium payment	(22,517)
Increase (decrease) in long-term debt, net	(119,250)	(142,616)

The amounts in the above table do not reflect the impact of the spin-off of SNI which will significantly affect the ongoing cash flows.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses and repay debt. We expect cash flow from operating activities in 2008 will provide sufficient liquidity to fund the capital expenditures necessary to support our businesses.

On April 24, 2007, we closed the sale for the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

We had Competitive Advance and Revolving Credit Facilities expiring in June 2011 (the “Revolver”) and a commercial paper program that collectively permitted aggregate borrowings up to $750 million (the “Variable-Rate Credit Facilities”). On June 30, 2008, the existing credit agreement was cancelled and we entered into a new Revolving Credit Agreement (“Revolving Credit Agreement”) expiring on June 30, 2013 with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.0% to 0.5%. The Revolving Credit Agreement includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 3.3% at June 30, 2008, 4.9% at December 31, 2007, and 5.4% at June 30, 2007.

The scheduled $40 million principal payment on our 3.75% notes was paid in the first quarter of 2008. In the second and third quarters of 2007, we repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million.

In June 2008, we redeemed the remaining balance of the 4.25% notes, the 4.3% notes and the 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.

Transaction costs and other activities related to the separation of the Company are expected to result in cash expenditures totaling $10 million to $15 million for the remainder of 2008.

Under the authorization of a share repurchase program that was approved by the Board of Directors on October 24, 2004, we have been repurchasing our Class A Common shares over the course of the last three years to offset the dilution resulting from our share compensation programs. Shares were repurchased at a total cost of $30.1 million for the year-to-date period of 2007. For first quarter of 2008, we repurchased shares at a total cost of $11.4 million. Due to the separation of the Company, the repurchase of shares has been suspended since the first quarter of 2008.

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

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2008.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of June 30, 2008			As of December 31, 2007
	Cost Basis	Fair Value		Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
E. W. Scripps variable-rate credit facilities	$60,000	$60,000		$79,559	$79,559
3.75% notes due in 2008				39,950	39,913
4.25% notes due in 2009				86,091	84,950
4.30% notes due in 2010				112,840	110,592
5.75% notes due in 2012				184,922	185,366
Scripps Networks Interactive, credit facility	325,000	325,000
Other notes	1,236	944		1,301	1,015

Total long-term debt including current portion	$386,236	$385,944		$504,663	$501,395

Financial instruments subject to market value risk:
Time Warner (common shares - 2007, 2,008,000)				$29,538	$33,152
Other available-for-sale securities	$18	$17		55	2,832

Total investments in publicly-traded companies	18	17		29,593	35,984
Other equity securities	8,611	(a	)	8,064	(a	)

(a)	Includes securities that do not trade in public markets, so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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

THE E. W. SCRIPPS COMPANY

Index to Exhibits

Exhibit No.	Item
10.75	Scripps Senior Executive Change in Control Plan

12	Ratio of Earnings to Fixed Charges

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1