Form 10-Q
period 2008-09-30
SCRIPPS E W CO /DE
filed 2008-11-10
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” or “a small reporting company”. in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2008 there were 41,628,692 of the Registrant’s Class A Common shares outstanding and 12,189,401 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

3

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A shares during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
8/1/08 - 8/31/08	255,000	$7.15	255,000	865,000
9/1/08 - 9/30/08	535,500	$7.16	535,500	329,500

Total	790,500	$7.16	790,500	329,500

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we were authorized to repurchase up to 5.0 million Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the July 15, 2008 Special Meeting of Shareholders:

Description of Matters Submitted	In Favor	Authority Witheld	Against
Amendment to the Company’s Amended and Restated Articles of Incorporation to effect a one-for-three reverse share split:
Class A Common Shares:	88,393,016	1,033,574	28,771,266

Common Voting Shares:	36,363,746	—	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: November 10, 2008	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

( in thousands )	As of September 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,617	$19,100
Short-term investments	31,015	44,831
Accounts and notes receivable (less allowances - $4,182 and $4,469)	156,852	197,105
Deferred income taxes	20,292	19,141
Assets of discontinued operations - current		602,565
Miscellaneous	50,916	44,051

Total current assets	274,692	926,793

Investments	25,816	188,216

Property, plant and equipment	407,942	386,418

Goodwill and other intangible assets:
Goodwill	215,432	1,001,053
Other intangible assets	56,243	58,840

Total goodwill and other intangible assets	271,675	1,059,893

Other assets:
Prepaid pension	9,205	8,975
Deferred income taxes	59,891
Miscellaneous	12,367	21,463

Total other assets	81,463	30,438

Assets of discontinued operations - noncurrent		1,413,534

TOTAL ASSETS	$1,061,588	$4,005,292

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

( in thousands, except share data )	As of September 30, 2008	As of December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,994	$54,357
Customer deposits and unearned revenue	41,135	42,156
Accrued liabilities:
Employee compensation and benefits	39,689	46,047
Accrued income taxes	297	21,982
Accrued interest	88	5,757
Miscellaneous	31,259	35,995
Liabilities of discontinued operations - current		132,069
Other current liabilities	11,528	8,439

Total current liabilities	177,990	346,802

Deferred income taxes		257,319

Long-term debt	60,300	504,663

Liabilities of discontinued operations - noncurrent		197,505

Other liabilities (less current portion)	104,023	106,712

Minority interests - continuing operations	3,509	3,432

Minority interests - discontinued operations		138,498

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 41,952,560 and 42,140,428 shares	419	421
Voting - authorized: 60,000,000 shares; issued and outstanding: 12,189,401 and 12,189,401 shares	122	122

Total	541	543
Additional paid-in capital	523,506	476,142
Retained earnings	232,951	1,971,848
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale		4,338
Pension liability adjustments	(41,697)	(57,673)
Foreign currency translation adjustment	465	55,163

Total shareholders’ equity	715,766	2,450,361

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,061,588	$4,005,292

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Advertising	$176,346	$197,083	$561,745	$621,240
Circulation	26,577	28,763	85,080	89,220
Licensing	16,569	16,208	52,469	51,608
Other	10,786	11,048	37,572	35,170

Total operating revenues	230,278	253,102	736,866	797,238

Costs and Expenses:
Employee compensation and benefits	105,437	116,746	350,299	368,802
Production and distribution	52,582	53,437	165,256	169,132
Programs and program licenses	11,957	11,873	34,931	35,598
Marketing and advertising	2,571	3,049	11,195	11,323
Other costs and expenses	36,626	40,607	113,129	121,948
Separation costs	22,020	257	31,629	257

Total costs and expenses	231,193	225,969	706,439	707,060

Depreciation, Amortization, and (Gains) Losses:
Depreciation	11,155	10,523	32,159	31,016
Amortization of intangible assets	998	807	2,599	2,283
Write-down of newspaper goodwill			778,900
Losses (gains) on disposal of property, plant and equipment	17	188	(2,244)	256

Net depreciation, amortization and (gains) losses	12,170	11,518	811,414	33,555

Operating income (loss)	(13,085)	15,615	(780,987)	56,623
Interest expense		(8,856)	(10,999)	(29,123)
Equity in earnings of JOAs and other joint ventures	1,902	7,978	12,875	16,705
Write-down of investments in newspaper partnerships	(24,908)		(119,908)
Losses on repurchases of debt			(26,380)
Miscellaneous, net	(320)	12,042	7,776	14,195

Income (loss) from continuing operations before income taxes and minority interests	(36,411)	26,779	(917,623)	58,400
Provision (benefit) for income taxes	(15,486)	9,983	(296,876)	29,841

Income (loss) from continuing operations before minority interests	(20,925)	16,796	(620,747)	28,559
Minority interests	67	202	101	335

Income (loss) from continuing operations	(20,992)	16,594	(620,848)	28,224
Income from discontinued operations, net of tax	4,193	71,773	156,876	226,088

Net income (loss)	$(16,799)	$88,367	$(463,972)	$254,312

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	($.39)	$.31	($11.44)	$.52
Income from discontinued operations	.08	1.32	2.89	4.16

Net income (loss) per basic share of common stock	($.31)	$1.63	($8.55)	$4.68

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	($.39)	$.30	($11.44)	$.52
Income from discontinued operations	.08	1.31	2.89	4.13

Net income (loss) per diluted share of common stock	($.31)	$1.62	($8.55)	$4.64

Net income (loss) per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(463,972)	$254,312
Income from discontinued operations	(156,876)	(226,088)

Income (loss) from continuing operations	(620,848)	28,224
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and intangible assets amortization	34,758	33,299
Asset impairments	898,808
Losses (gains) on repurchases of debt	26,380
Losses (gains) on sale of property, plant and equipment	(2,244)	256
Equity in earnings of JOAs and other joint ventures	(12,875)	(16,705)
Deferred income taxes	(309,074)	15,545
Excess tax benefits of stock compensation plans	(1,228)	1,200
Stock and deferred compensation plans	37,458	25,605
Minority interests in income of subsidiary companies	101	335
Dividends received from JOAs and other joint ventures	19,844	30,143
Prepaid and accrued pension expense	1,171	(5)
Other changes in certain working capital accounts, net	2,128	27,608
Miscellaneous, net	(8,799)	(6,593)

Net cash provided by continuing operating activities	65,580	138,912
Net cash provided by discontinued operating activities	263,353	278,158

Net operating activities	328,933	417,070

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments		(1,995)
Additions to property, plant and equipment	(59,198)	(33,436)
Decrease (increase) in short-term investments	13,816	(36,390)
Proceeds from sale of investments	37,091	10,530
Increase in investments	(580)	(1,238)
Miscellaneous, net	(746)	873

Net cash used in continuing investing activities	(9,617)	(61,656)
Net cash used in discontinued investing activities	(38,799)	(20,026)

Net investing activities	(48,416)	(81,682)

Cash Flows from Financing Activities:
Increase in long-term debt	69,600
Payments on long-term debt	(514,784)	(159,969)
Bond redemption premium payment	(22,517)
Dividends paid	(53,957)	(65,388)
Dividends paid to minority interests	(24)	(504)
Repurchase Class A Common shares	(17,125)	(57,500)
Proceeds from employee stock options	15,071	12,636
Excess tax benefits of stock compensation plans	1,228	2,439
Miscellaneous, net	3,931	(2,166)

Net cash used in continuing financing activities	(518,577)	(270,452)
Net cash provided by (used in) discontinued financing activities	257,920	(75,990)

Net financing activities	(260,657)	(346,442)

Effect of exchange rate changes on cash and cash equivalents	(75)	288

Change in cash - discontinued operations	(23,268)	10,639

Decrease in cash and cash equivalents	(3,483)	(127)
Cash and cash equivalents:
Beginning of year	19,100	11,489

End of period	$15,617	$11,362

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss) for the Three Months Ended September 30
As of December 31, 2006	$545	$432,523	$2,145,875	$2,492	$2,581,435
Comprehensive income:
Net income			254,312		254,312	$88,367

Unrealized gains (losses) on investments, net of tax of $2,350 and $1,885				(4,125)	(4,125)	(3,309)
Adjustment for losses (gains) in income, net of tax of $19				(35)	(35)	(35)

Change in unrealized gains (losses) on investments				(4,160)	(4,160)	(3,344)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(1,000) and $(308)				1,744	1,744	538
Currency translation, net of tax of $(1,107) and $(517)				19,784	19,784	7,793

Total comprehensive income					271,680	$93,354

FIN 48 transition adjustment			(30,869)		(30,869)
Dividends: declared and paid - $1.20 per share			(65,388)		(65,388)
Repurchase 433,333 Class A Common shares	(4)	(4,179)	(53,317)		(57,500)
Compensation plans, net: 222,141 shares issued; 15,178 shares repurchased; 533 shares forfeited	2	35,571			35,573
Tax benefits of compensation plans		3,639			3,639

As of September 30, 2007	$543	$467,554	$2,250,613	$19,860	$2,738,570

As of December 31, 2007	$543	$476,142	$1,971,848	$1,828	$2,450,361
Comprehensive loss:
Net loss			(463,972)		(463,972)	$(16,799)

Unrealized gains (losses) on investments, net of tax of $79				(682)	(682)
Adjustment for losses (gains) in income, net of tax of $1,968				(3,655)	(3,655)

Change in unrealized gains (losses) on investments				(4,337)	(4,337)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(962) and $(206)				2,081	2,081	743
Equity in investee’s adjustments for FAS 158, net of tax of $89 and $28				(162)	(162)	(67)
Currency translation adjustment, net of tax of $307				(40)	(40)	3

Total comprehensive loss					(466,430)	$(16,120)

Dividends: declared and paid - $.99 per share			(53,957)		(53,957)
Spin-off of SNI			(1,213,484)	(40,602)	(1,254,086)
Repurchase 883,833 Class A Common shares	(9)	(9,632)	(7,484)		(17,125)
Compensation plans, net: 874,264 shares issued; 15,897 shares repurchased; 162,402 shares forfeited	7	35,359			35,366
Stock modification change		19,547			19,547
Tax benefits of compensation plans		2,090			2,090

As of September 30, 2008	$541	$523,506	$232,951	$(41,232)	$715,766

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations - We are a diverse media concern with interests in newspaper publishing, broadcast television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, JOAs and newspapers partnerships, and Television. Licensing and other media aggregates our operating segments that are too small to report separately, and primarily includes syndication and licensing of news features and comics. Additional information for our business segments is presented in Note 12.

In July we distributed our national cable television networks and interactive media businesses to shareholders in a tax free spin-off. Information on the spin-off of the national cable television networks and interactive media division have been presented as discontinued operations for all periods presented. Information on the spin-off is in Note 3.

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

Concentration of Credit Risk – In order to reduce our price of newsprint and to manage delivery and supply of newsprint, we purchase and arrange delivery of newsprint for other newspaper companies. At September 30, 2008, we had $27 million of accounts receivable from these other newspaper companies. As of the date of the issuance of these financial statements all amounts owed to us as of September 30 had been paid in full.

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

Revenue Recognition - Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time any associated deferred revenues would also be recognized. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenue are from:

•	The sale of print, broadcast, and Internet advertising

•	The sale of newspapers

•	Licensing royalties

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

Share-Based Equity Awards

As a result of the distribution of Scripps Networks Interactive, Inc. (“SNI”) to the shareholders of The E.W. Scripps Company (“EWS”), employees holding share-based equity awards, including share options and restricted shares, have received modified awards in either EWS, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an EWS or SNI employee. Under FAS 123R the adjustments to the outstanding share-based equity awards are considered modifications and accordingly we compared the fair value of the awards immediately prior to the modifications to the fair value of the awards immediately after the modifications to measure the incremental share-based compensation. As a result we recorded a one-time compensation charge of $19.6 million for the vested options, which is included in Separation Costs in the Condensed Consolidated Statements of Operations.

Share based compensation costs for continuing operations, excluding the charge for the modification, totaled $2.8 million for the third quarter of 2008 and $2.1 million for the third quarter of 2007. Year-to-date share based compensation costs for continuing operations totaled $9.7 million in 2008 and $9.9 million in 2007.

Share based compensation costs for discontinued operations, excluding the charge for the modification, totaled $2.7 million for the third quarter of 2008 and $2.6 million for the third quarter of 2007. Year-to-date share based compensation costs for discontinued operations totaled $11.7 million in 2008 and $11.9 million in 2007.

Share Split – On July 15, 2008, the holders of our Common Voting Shares and Class A Common Shares approved a 1-for-3 reverse split by means of an amendment to the Company’s Articles of Incorporation pursuant to which: (i) each issued and outstanding Common Voting Share was reclassified and changed into one-third (1/3) of a Common Voting Share, (ii) each issued and outstanding Class A Common Share was reclassified and changed into one-third (1/3) of a Class A Common Share, and (iii) the Company’s stated capital account was reduced proportionately. Any fractional interest in a Common Voting Share or Class A Common Share that existed after giving effect to the amendment was paid in cash. All share and per share amounts in our Condensed Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the reverse share split for all periods presented.

Earnings Per Share (“EPS”) - Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic weighted-average shares outstanding	54,182	54,273	54,254	54,377
Effect of dilutive securities:
Unvested restricted stock and share units held by employees		77		73
Stock options held by employees and directors		276		353

Diluted weighted-average shares outstanding	54,182	54,626	54,254	54,803

Anti-dilutive stock securities	13,006	7,234	13,006	7,234

Due to the net loss in 2008, the diluted EPS calculation for the three and nine months ended September 30 excludes unvested stock, share units and stock options held by employees and directors, as they were anti-dilutive.

For 2007, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

2.	ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes - In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”), Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, we will delay application of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements. See Note 10, Fair Value Measurement, for additional information.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in FAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period earnings per share data will be adjusted retrospectively. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our financial statements.

3.	DISCONTINUED OPERATIONS

Spin-Off of Scripps Networks Interactive

On October 16, 2007, the Company announced that its Board of Directors had authorized management to pursue a plan to separate E. W. Scripps (“Scripps” or “EWS”) into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to the Scripps shareholders. To effect the Separation, SNI was formed on October 23, 2007, as a wholly owned subsidiary of Scripps. The assets and liabilities of the Scripps Networks and Interactive Media businesses of Scripps were transferred to SNI.

The distribution of all of the shares of SNI was made on July 1, 2008 to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.

As a result of the spin-off, SNI has been presented as discontinued operations in our financial statements.

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

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between EWS and SNI. The agreement provides that EWS and SNI will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provides that SNI employees will continue to participate in certain of the EWS benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarially determined values of assets and liabilities of SNI employees will be transferred to the benefit plans of SNI. The agreement also governs the treatment of outstanding EWS share-based equity awards. See “Share-Based Equity Awards” below.

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

Other Discontinued Operations

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

Operating results of our discontinued operations were as follows:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues	$—	$343,424	$804,436	$1,042,808

Equity in earnings of JOAs and other joint ventures	$—	$7,566	$8,759	$24,527

Income from discontinued operations:
Income (loss) from discontinued operations, before tax	$(1,230)	$126,954	$310,768	$385,234
Income taxes	5,423	(37,207)	(107,192)	(102,337)
Minority interest	—	(17,974)	(46,700)	(56,809)

Income from discontinued operations	$4,193	$71,773	$156,876	$226,088

The Company incurred certain non-recurring costs directly related to the spin-off of SNI of $22.9 million and $46.3 million for the three-and nine-month periods ending September 30, 2008. Of these amounts, which were primarily for investment banking fees, legal, accounting and other professional and consulting fees, $0.9 million and $14.7 million for the three and nine month periods ended September 30, 2008 have been allocated to discontinued operations in the Condensed Consolidated Statements of Operations. All remaining amounts are recorded in earnings from continuing operations for each period.

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

As discussed previously, on July 1, 2008, the Company completed the spin-off of SNI through a tax-free stock dividend to its shareholders. The following table presents summary information of the net assets distributed on July 1, 2008.

( in thousands )

Assets:
Total current assets	$446,088
Property, plant and equipment, net	182,122
Goodwill and intangible assets	783,626
Other assets	658,641

Total assets distributed	$2,070,477

Liabilities:
Total current liabilities	$134,876
Deferred income taxes	142,468
Long-term debt	325,000
Other liabilities	85,032
Minority interest	129,015

Total liabilities distributed	816,391

Net assets distributed	$1,254,086

4.	OTHER CHARGES AND CREDITS

2008 – Separation costs increased loss from continuing operations by $14.0 million in the third quarter and by $22.2 million year-to-date.

In the second quarter we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill. We also recorded a non-cash charge of $95 million to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnership to our share of the estimated fair value of their net assets. In the third quarter we recorded an additional $24.9 million charge related to continued declines in the value of our investment in the Denver JOA. The impairment charges increased loss from continuing operations by $15.8 million and by $599 million in the year-to-date period.

In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt. Loss from continuing operations in the year-to-date period was increased by $.48 per share.

Investment results, reported in the caption “Miscellaneous, net” in our Condensed Consolidated Statements of Operations, include realized gains from the sale of certain investments in the second quarter of 2008. Net loss was decreased by $4.3 million, or $.08 per share.

2007 – A majority of our newspapers offered voluntary separation plans to eligible employees during 2007. In connection with the acceptance of the offer by 137 employees, we accrued severance related costs of $8.9 million in the second quarter of 2007. Income from continuing operations was reduced by $.10 per share.

5.	INCOME TAXES

We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.

The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater or less than what was estimated or if the allocation of income to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income before income tax for the full year and the jurisdictions in which we expect that income will be taxed.

Liabilities for uncertain tax positions totaled $16 million at September 30, 2008. Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The liability for uncertain tax positions includes $5.9 million for amounts for which we would be indemnified by SNI.

During the quarter ended September 30, 2008 we recognized a reduction in our liability for uncertain tax positions of $2.2 million upon the final settlement of our 2001 through 2004 Federal Income Tax Returns.

6.	JOINT OPERATING AGREEMENT AND NEWSPAPER PARTNERSHIPS

Our Denver newspaper (Rocky Mountain News) is operated pursuant to the terms of a joint operating agreement (“JOA”) which expires in 2051. The other publisher in the JOA is MediaNews Group, Inc. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA maintains a separate and independent editorial operation.

The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

We have a 50% interest in a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations.

Due primarily to the continuing negative effects of the economy on the advertising revenues of the Denver JOA and the Colorado newspaper partnership we determined that indications of impairment of our investments in those newspaper partnerships existed as of June 30, 2008. We recorded a non-cash charge of $95 million to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnership to our share of the estimated fair value of their net assets. In the third quarter, based on the continued deterioration of the operating results of our Denver JOA newspaper partnership we determined that an additional $ 24.9 million non-cash charge was required to further adjust the carrying value of our investment to fair value. The Denver JOA has long-term debt of approximately $120 million which is unsecured and non-recourse to the partners of the JOA.

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

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of September 30, 2008	As of December 31, 2007
Goodwill	$215,432	$1,001,053

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	26,748	26,748
Customer lists	12,794	12,794
Other	32,826	6,193

Total carrying amount	72,368	45,735

Accumulated amortization:
Television network affiliation relationships	(4,409)	(3,582)
Customer lists	(6,625)	(5,143)
Other	(30,713)	(3,792)

Total accumulated amortization	(41,747)	(12,517)

Net amortizable intangible assets	30,621	33,218

Indefinite-lived intangible assets - FCC licenses	25,622	25,622

Total other intangible assets	56,243	58,840

Total goodwill and other intangible assets	$271,675	$1,059,893

Activity related to goodwill by business segment was as follows:

( in thousands )	Newspapers	Television	Licensing and Other	Total
Goodwill:
Balance as of December 31, 2006	$777,902	$219,367	$18	$997,287
Business acquisitions	998			998

Balance as of September 30, 2007	$778,900	$219,367	$18	$998,285

Balance as of December 31, 2007	$785,621	$215,414	$18	$1,001,053
Write-down of newspaper goodwill	(778,900)			(778,900)
Other adjustments	(6,721)			(6,721)

Balance as of September 30, 2008	$—	$215,414	$18	$215,432

Estimated amortization expense of intangible assets for each of the next five years is expected to be $0.8 million for the remainder of 2008, $2.5 million in 2009, $2.3 million in 2010, $2.2 million in 2011, $1.8 million in 2012, $1.6 million in 2013 and $19.4 million in later years.

SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill and other indefinite-lived assets to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. The testing for impairment is a two-step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists. Step two is then performed to determine the amount of impairment.

Due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of SNI to our shareholders and the per-share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008.

Under the two-step process required by SFAS 142, we made a determination of the fair value of our businesses. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We concluded the fair value of our newspaper businesses did not exceed the carrying value of our newspaper net assets as of June 30, 2008, while the fair value of our television reporting unit was in excess of the carrying value. Because of the timing and complexity of the calculations required under step two of the process, we had not yet completed that process as of the issuance of our June 30, 2008 financial statements. However, based upon our preliminary valuations, we recorded a $779 million, non-cash charge in the three months ended June 30, 2008 to reduce the carrying value of goodwill. We completed step two of the goodwill impairment analysis for our newspaper business in the third quarter which resulted in no adjustment to the impairment charge taken in the second quarter.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands )	As of September 30, 2008	As of December 31, 2007
Variable-rate credit facilities	$59,100	$79,559
3.75% notes due in 2008		39,950
4.25% notes due in 2009		86,091
4.30% notes due in 2010		112,840
5.75% notes due in 2012		184,922
Other notes	1,200	1,301

Long-term debt (less current portion)	$60,300	$504,663

On June 30, 2008, the existing credit agreement we had was cancelled and we entered into a new Revolving Credit Agreement (“Revolving Credit Agreement”) expiring on June 30, 2013, with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.5%.

The Revolving Credit Agreement includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. We must maintain a minimum of a 3.0 to 1.0 interest coverage ratio of Consolidated EBITDA, as defined in the agreement, for the last four quarters to Consolidated interest expense for the same period. We must maintain a Leverage Ratio of less than 3.0 to 1.0 of Consolidated Total Debt divided by Consolidated EBITDA for the last four quarters. EBITDA is adjusted for unusual and non-recurring non-cash charges and non-cash compensation expenses arising from share based equity awards.

The scheduled $40 million principal payment on our 3.75% notes was made in the first quarter of 2008. In June 2008, we redeemed the remaining balance of the 4.25% notes, the 4.3% notes, and the 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.

As of September 30, 2008, we had outstanding letters of credit totaling $8.3 million.

9.	OTHER LIABILITIES

Other liabilities consisted of the following:

( in thousands )	As of September 30, 2008	As of December 31, 2007
Employee compensation and benefits	$22,663	$28,506
Liability for pension benefits	41,995	39,001
FIN 48 tax liability	16,059	18,037
Other	23,306	21,168

Other liabilities (less current portion)	$104,023	$106,712

10.	FAIR VALUE MEASUREMENT

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the standard to non-recurring, non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008:

( in thousands )	September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$31,015	$31,015	$	$

Total assets measured at fair value	$31,015	$31,015	$	$

11.	EMPLOYEE BENEFIT PLANS

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

We use a December 31 measurement date for our retirement plans. Expense for the plans is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

( in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$3,672	$4,912	$13,616	$14,181
Interest cost	6,608	7,240	21,434	20,725
Expected return on plan assets, net of expenses	(7,977)	(9,549)	(25,226)	(27,252)
Amortization of prior service cost	180	85	621	292
Amortization of actuarial (gain)/loss	305	180	1,187	623

Total for defined benefit plans	2,788	2,868	11,632	8,569
Multi-employer plans	172	333	533	959
SERP	874	1,511	5,032	5,112
Defined contribution plans	1,379	2,084	6,160	6,433

Net periodic benefit cost	5,213	6,796	23,357	21,073
Allocated to discontinued operations		(2,253)	(6,392)	(6,542)

Net periodic benefit cost - continuing operations	$5,213	$4,543	$16,965	$14,531

We contributed $1.8 million to fund current benefit payments for our non-qualified SERP plan during the first three quarters of 2008. We anticipate contributing an additional $.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2008. We have met the minimum funding requirements of our defined benefit pension plans. Accordingly, we do not anticipate making any contributions to these plans in 2008.

12.	SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Our newspaper business segment includes daily and community newspapers in 15 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers.

JOAs and newspaper partnerships include a newspaper that is operated pursuant to the terms of joint operating agreement. See Note 6. The newspaper in the JOA maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations. This segment also includes newspaper partnerships. As discussed in Note 1, we account for our share of the earnings of our JOA and newspaper partnerships using the equity method of accounting. Our equity in earnings of our JOA and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Income.

Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 11% of the nation’s television households. Television stations earn revenue primarily from the sale of advertising to local and national advertisers.

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

Our chief operating decision maker (as defined by FAS 131 – Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment operating revenues:
Newspapers	$131,103	$158,221	$431,135	$493,695
JOAs and newspaper partnerships	58	70	172	176
Television	76,919	73,278	233,458	234,325
Licensing and other	22,185	21,231	71,645	67,978
Corporate	13	302	456	1,064

Total operating revenues	$230,278	$253,102	$736,866	$797,238

Segment profit (loss):
Newspapers	$14,001	$32,656	$58,625	$98,603
JOAs and newspaper partnerships	(3,051)	1,714	(3,768)	(4,774)
Television	16,966	13,242	49,441	53,117
Licensing and other	1,547	1,298	6,088	5,797
Corporate	(6,456)	(13,542)	(35,455)	(45,603)
Depreciation and amortization of intangibles	(12,153)	(11,330)	(34,758)	(33,299)
Write-down of newspaper goodwill			(778,900)
Gains (losses) on disposal of property, plant and equipment	(17)	(188)	2,244	(256)
Interest expense		(8,856)	(10,999)	(29,123)
Separation costs	(22,020)	(257)	(31,629)	(257)
Write-down of investment in newspaper partnerships	(24,908)		(119,908)
Gains (losses) on repurchases of debt			(26,380)
Miscellaneous, net	(320)	12,042	7,776	14,195

Income (loss) from continuing operations before income taxes and minority interests	$(36,411)	$26,779	$(917,623)	$58,400

Depreciation:
Newspapers	$5,517	$5,735	$16,327	$16,695
JOAs and newspaper partnerships	323	331	969	990
Television	4,788	4,265	13,925	12,707
Licensing and other	242	121	478	356
Corporate	285	71	460	268

Total depreciation	$11,155	$10,523	$32,159	$31,016

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Amortization of intangibles:
Newspapers	$525	$523	$1,563	$1,439
JOAs and newspaper partnerships	188		188
Television	285	284	848	844

Total amortization of intangibles	$998	$807	$2,599	$2,283

Additions to property, plant and equipment:
Newspapers	$13,918	$4,571	$39,895	$15,782
JOAs and newspaper partnerships	76	11	114	213
Television	3,517	4,004	16,675	12,598
Licensing and other	270	939	1,538	3,071
Corporate	887	617	3,583	2,498

Total additions to property, plant and equipment	$18,668	$10,142	$61,805	$34,162

No single customer provides more than 10% of our revenue. We also earn international revenues from the licensing of comic characters.

13.	SUBSEQUENT EVENTS

Newspaper Restructurings

In November 2008 we announced a plan to reduce our workforce in the Newspaper division by approximately 400 people. As a result we will record a non-cash charge of approximately $5 million in the fourth quarter for separation related expenses.

Interest rate swap

In October 2008, we entered into a 2 year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month libor rate and make payments based on a fixed rate of 3.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements and the condensed notes to the consolidated financial statements. You should read this discussion in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed notes to the consolidated financial statements contains certain forward-looking statements related to our businesses that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing, television stations, local internet businesses, and licensing and syndication. The company’s portfolio of media properties includes: daily and community newspapers in 15 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

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

As a result of the distribution of SNI to the shareholders of Scripps, employees holding share-based equity awards, including share options and restricted shares, have received modified awards in either Scripps, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an Scripps or SNI employee. Under FAS 123R the adjustments to the outstanding share based equity awards is considered a modification and accordingly we compared the fair value of the awards immediately prior to the modification to the fair value of the awards immediately after the modification to measure the incremental share-based compensation. The incremental compensation was $19.6 million which was expensed in the third quarter.

In the second quarter of 2008, we concluded that we had indicators of impairment with respect to the carrying value of our newspaper goodwill and investments in our Colorado JOA and newspaper partnership. As a result, we took a preliminary $779 million non-cash charge in the three months ended June 30, 2008 to write-down our newspapers goodwill and a $95 million non-cash charge to reduce the carrying value of our Colorado JOA and newspaper partnership. We completed our goodwill impairment analysis in the third quarter which resulted in no adjustment to the impairment charge recorded in the second quarter. In the third quarter, based on the continued deterioration of the operating results of our Denver JOA newspaper partnership we determined that an additional $24.9 million non-cash charge was required to further adjust the carrying value of our investment to fair value. The Denver JOA has long-term debt of approximately $120 million which is unsecured and non-recourse to the partners of the JOA.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Consolidated Results of Operations - Consolidated results of operations were as follows:

(in thousands, except per share data)	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Operating revenues	$230,278	(9.0)%	$253,102	$736,866	(7.6)%	$797,238
Costs and expenses less separation costs	209,173	(7.3)%	225,712	674,810	(4.5)%	706,803
Separation costs	22,020		257	31,629		257
Depreciation and amortization of intangibles	12,153	7.3%	11,330	34,758	4.4%	33,299
Write-down of newspaper goodwill				778,900
Losses (gains) on disposal of PP&E	17		188	(2,244)		256

Operating income (loss)	(13,085)		15,615	(780,987)		56,623
Interest expense			(8,856)	(10,999)	(62.2)%	(29,123)
Equity in earnings of JOAs and other joint ventures	1,902	(76.2)%	7,978	12,875	(22.9)%	16,705
Write-down of investments in newspaper partnerships	(24,908)			(119,908)
Loss on repurchases of debt				(26,380)
Miscellaneous, net	(320)		12,042	7,776		14,195

Income (loss) from continuing operations before income taxes and minority interests	(36,411)		26,779	(917,623)		58,400
Benefit (provision) for income taxes	15,486		(9,983)	296,876		(29,841)

Income (loss) from continuing operations before minority interests	(20,925)		16,796	(620,747)		28,559
Minority interests	(67)		(202)	(101)		(335)

Income (loss) from continuing operations	(20,992)		16,594	(620,848)		28,224
Income from discontinued operations, net of tax	4,193		71,773	156,876		226,088

Net income (loss)	$(16,799)		$88,367	$(463,972)		$254,312

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	($.39)		$.31	($11.44)		$.52
Income (loss) from discontinued operations	.08		1.32	2.89		4.16

Net income (loss) per basic share of common stock	($.31)		$1.63	($8.55)		$4.68

Net (loss) income per share amounts may not foot since each is calculated independently.

Continuing Operations

Revenues were lower for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter compared to the 2007 third quarter. The lower revenues were primarily due to lower advertising revenues at our newspaper division. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate, employment and automotive classified advertising.

Our total cost and expenses were lower for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter compared to the 2007 third quarter. This was primarily due to decreased employee compensation and benefits costs, and reductions in other costs and expenses.

In the second quarter of 2008, we recorded a $779 million non-cash charge for the impairment of the goodwill of our newspaper business. SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”), requires goodwill and other indefinite-lived assets to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such losses. The first step is the estimation of the fair value of each of the reporting units, which is then compared to its carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exist. Step two is then performed to determine the amount of impairment.

Due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of Scripps Networks Interactive (“SNI”) to shareholders and the per-share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008.

Under the two-step process required by SFAS 142, we made a determination of the fair value of our businesses. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We concluded the fair value of our newspaper businesses did not exceed the carrying value of our newspaper net assets as of June 30, 2008. Because of the timing and complexity of the calculations required under step two of the process, we had not yet completed that process at June 30, 2008. However, based upon our preliminary valuations, we recorded a $779 million, non-cash charge in the three months ended June 30, 2008 to reduce the carrying value of goodwill. We also recorded a non-cash charge of $95 million to reduce the carrying value of our investments in the Colorado JOA and newspaper partnerships to our share of the estimated fair value of their net assets. We completed our goodwill impairment analysis in the third quarter which resulted in no adjustment to the amount recorded in the second quarter. In the third quarter, based on the continued deterioration of the operating results of our Denver JOA newspaper partnership we determined that an additional $ 24.9 million non-cash charge was required to further adjust the carrying value of our investment to fair value.

Interest expense was lower for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter compared to the 2007 third quarter. Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements and is net of amounts capitalized for construction in progress. Interest incurred on our outstanding borrowings decreased in 2008 due to lower average debt levels as we repaid $515 million of debt in 2008.

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

The write-down to the carrying value of Newspaper goodwill included $103 million of goodwill that is not deductible for income taxes. During year to date period ended September 30, 2008, we also recorded a loss on the extinguishment of debt of $26.4 million and incurred transaction costs related to the spin-off of our national lifestyle television networks and global interactive services businesses totaling $31.6 million. A portion of the costs associated with these transactions are not expected to be deductible for income tax purposes.

In November 2008 we announced a plan to reduce our workforce in the Newspaper division by approximately 400 people. As a result we will record a non-cash charge of approximately $5 million in the fourth quarter for separation related expenses.

Discontinued Operations - Discontinued operations includes the results of SNI, which was spun-off to our shareholders on July 1, 2008. In addition, discontinued operations includes the Cincinnati Post and Kentucky Post newspapers that participated in the Cincinnati JOA, the Shop At Home television network and the five Shop At Home-affiliated broadcast television stations (See Note 3 to the Condensed Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

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

Business Segment Results

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Newspapers	$131,103	(17.1)%	$158,221	$431,135	(12.7)%	$493,695
JOAs and newspaper partnerships	58	(17.1)%	70	172	(2.3)%	176
Television	76,919	5.0%	73,278	233,458	(0.4)%	234,325
Licensing and other media	22,185	4.5%	21,231	71,645	5.4%	67,978
Corporate	13	(95.7)%	302	456	(57.1)%	1,064

Total operating revenues	$230,278	(9.0)%	$253,102	$736,866	(7.6)%	$797,238

Segment profit (loss):
Newspapers	$14,001	(57.1)%	$32,656	$58,625	(40.5)%	$98,603
JOAs and newspaper partnerships	(3,051)		1,714	(3,768)	(21.1)%	(4,774)
Television	16,966	28.1%	13,242	49,441	(6.9)%	53,117
Licensing and other media	1,547	19.2%	1,298	6,088	5.0%	5,797
Corporate	(6,456)	(52.3)%	(13,542)	(35,455)	(22.3)%	(45,603)
Depreciation and amortization of intangibles	(12,153)	7.3%	(11,330)	(34,758)	4.4%	(33,299)
Write-down of newspaper goodwill				(778,900)
Gains (losses) on disposal of PP&E	(17)		(188)	2,244		(256)
Interest expense			(8,856)	(10,999)		(29,123)
Separation costs	(22,020)		(257)	(31,629)		(257)
Write-down of investments in newspaper partnerships	(24,908)			(119,908)
Loss on repurchases of debt				(26,380)
Miscellaneous, net	(320)		12,042	7,776		14,195

Income (loss) from continuing operations before income taxes and minority interests	$(36,411)		$26,779	$(917,623)		$58,400

Newspapers

We operate daily and community newspapers in 15 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by economic conditions particularly within the retail, labor, housing and auto markets and newsprint prices.

Operating results for our newspaper business were as follows:

(in thousands)	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Local	$27,272	(15.7)%	$32,347	$91,975	(12.1)%	$104,644
Classified	33,573	(28.0)%	46,604	113,917	(22.6)%	147,143
National	5,923	(30.6)%	8,540	20,599	(20.1)%	25,793
Online	9,058	(12.4)%	10,337	28,799	(6.8)%	30,916
Preprint and other	24,820	(9.9)%	27,553	77,411	(6.1)%	82,447

Newspaper advertising	100,646	(19.7)%	125,381	332,701	(14.9)%	390,943
Circulation	26,576	(7.6)%	28,763	85,079	(4.6)%	89,220
Other	3,881	(4.8)%	4,077	13,355	(1.3)%	13,532

Total operating revenues	131,103	(17.1)%	158,221	431,135	(12.7)%	493,695

Segment costs and expenses:
Employee compensation and benefits	58,257	(10.4)%	65,031	188,410	(8.2)%	205,154
Production and distribution	35,464	(3.6)%	36,790	112,005	(4.0)%	116,623
Other segment costs and expenses	23,381	(1.5)%	23,744	72,095	(1.7)%	73,315

Total costs and expenses	117,102	(6.7)%	125,565	372,510	(5.7)%	395,092

Contribution to segment profit	$14,001	(57.1)%	$32,656	$58,625	(40.5)%	$98,603

Revenues

Print advertising revenues declined for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter as compared to the 2007 third quarter. The decrease was primarily due to continued weakness in classified and local advertising in our newspaper markets particularly decreases in real estate, automotive and employment advertising.

Circulation revenues also declined for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter as compared to the 2007 third quarter primarily reflecting lower circulation volumes for both daily and Sunday copies.

Online, preprint and other advertising reflect the development of new print and electronic products and services. Our Internet sites had advertising revenues of approximately $9.1 million in the third quarter of 2008 and $10.3 million in the comparable quarter of 2007. Year-to-date Internet advertising revenues were $28.8 million in 2008 compared with $30.9 million in 2007. The decline in online ad revenue is attributable to the weakness in print classified advertised, to which most of the online advertising is tied. Revenue from pure-play advertisers who only purchase ads on the company’s newspaper Web sites rose 13.4 percent in the quarter and approximately 30% year-to-date.

We have pursued strategic partnerships to garner larger shares of local ad dollars that are spent online. Scripps was an initial member of a consortium of newspapers that joined Yahoo in a revenue-sharing partnership that increases newspapers’ access to Web-focused marketing dollars. A similar relationship with zillow.com brings new online real estate ads to the company’s newspapers. In addition to these and other potential partnerships, we also expect to continue expanding and enhancing our online services, through such features as streaming video and audio, to deliver our news and information content.

Other operating revenues, which represent revenue earned on ancillary services offered by our newspapers, remained essentially flat.

Operating costs and expenses

Employee compensation and benefits declined for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter as compared to the 2007 third quarter. The reduction in employee compensation and benefits cost for the nine months ended September 30, 2008 as compared to the comparable 2007 period reflects the impact of voluntary separation offers that were accepted by 137 eligible employees in the second quarter of 2007, continued employee attrition in 2008 and the favorable impact of a $3.0 million adjustment for self-insured health and disability claims. The reduction in the third quarter of 2008 as compared to the 2007 comparable quarter is due to continued attrition in employees and the favorable impact of a $3.0 million adjustment to our reserve for self-insured health and disability claims.

Production and distribution costs declined for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter as compared to the 2007 third quarter. Higher newsprint prices were offset by declines in newsprint usage.

Our other costs had a modest decline for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter as compared to the 2007 third quarter.

Joint Operating Agreement and Newspaper Partnerships

The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”) under the terms of a joint operating agreement (“JOA”) which expires in 2051. The other publisher in the JOA is MediaNews Group, Inc. Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

We have a 50% interest in a newspaper partnership with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations.

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. At that time we also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper. Under an amended agreement with the JPC, we continue to own a 40% interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). We pay JPC an annual amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership will direct and manage the operations of the continuing Journal newspaper and we receive our share of the Partnership’s profits.

Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOA and newspaper partnerships were as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$1,253	(79.4)%	$6,073	$9,476	(7.3)%	$10,226
Albuquerque	599	(79.2)%	2,886	3,453	(53.2)%	7,383
Colorado	175		(980)	71		(581)
Other newspaper partnerships and joint ventures						(323)

Total equity in earnings of JOAs	2,027	(74.6)%	7,979	13,000	(22.2)%	16,705
Operating revenues of JOAs and newspaper partnerships	58	(17.1)%	70	172	(2.3)%	176

Total	2,085	(74.1)%	8,049	13,172	(22.0)%	16,881
JOA editorial costs and expenses	5,136	(18.9)%	6,335	16,940	(21.8)%	21,655

Contribution to segment profit (loss)	$(3,051)		$1,714	$(3,768)		$(4,774)

Our earnings in the Denver JOA have decreased in 2008 as compared to 2007 due the same economic factors affecting our owned and operated newspapers.

The consolidation of DNA’s newspaper production facilities was completed in 2007. In the first quarter of 2008, DNA sold the production facility that was no longer being utilized in DNA’s operations. The gain from this transaction increased our 2008 equity in earnings from JOAs $4.4 million.

Television

Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 11% of the nation’s television households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. We receive compensation from the network for carrying its programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.

The operating performance of our television group is most affected by the health of the local economy, particularly conditions within the services, auto, retail, and telecommunications industries, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur.

Operating results for television were as follows:

( in thousands )	Quarter Period			Year-to-date
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Local	$42,350	(6.4)%	$45,229	$138,519	(6.4)%	$147,967
National	19,539	(14.6)%	22,887	65,493	(9.8)%	72,595
Political	10,293		694	14,968		1,398
Network compensation	1,854	1.9%	1,820	5,870	4.7%	5,606
Other	2,883	8.9%	2,648	8,608	27.4%	6,759

Total segment operating revenues	76,919	5.0%	73,278	233,458	(0.4)%	234,325

Segment costs and expenses:
Employee compensation and benefits	32,097	0.4%	31,985	99,174	2.6%	96,666
Programs and program licenses	11,957	0.7%	11,873	34,931	(1.9)%	35,598
Production and distribution	4,111	(1.9)%	4,191	12,499	(2.1)%	12,762
Other segment costs and expenses	11,788	(1.7)%	11,987	37,413	3.4%	36,182

Total segment costs and expenses	59,953	(0.1)%	60,036	184,017	1.6%	181,208

Segment profit	$16,966	28.1%	$13,242	$49,441	(6.9)%	$53,117

Revenues

Advertising revenues were flat for the nine months ended September 30, 2008 compared to the comparable 2007 period and increased for the 2008 third quarter as compared to the 2007 third quarter. Political advertising revenues were up compared to the prior period, but national and local revenues were down. National and local advertising were impacted due to weakness in the automotive and retail categories.

Overall advertising revenues increased in the third quarter of 2008 as compared to the comparable 2007 quarter. Political advertising increased in the 2008 quarter compared to 2007 which was offset by decreased local and national advertising. The overall decrease in local and national advertising was due to weakness in the automotive and retail categories. Generally political advertising increases during even-numbered years, when congressional and presidential elections occur.

Costs and expenses

Essentially our costs and expenses remained flat for the nine months ended September 30, 2008 compared to the comparable 2007 period and for the 2008 third quarter as compared to the 2007 third quarter. They were positively impacted by a $1.2 million adjustment to our reserve for self-insured health and disability claims.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

( in thousands )	Nine months ended September 30,
	2008	2007
Net cash provided by continuing operating activities	$65,580	$138,912
Net cash provided by discontinued operations	263,353	278,158
Dividends paid, including to minority interests	(53,981)	(65,892)
Employee stock option proceeds	15,071	12,636
Excess tax benefits on stock awards	1,228	2,439
Other financing activities	3,934	(2,166)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$295,185	$364,087

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$50,327	$(29,093)
Capital expenditures	(59,198)	(33,436)
Repurchase Class A Common shares	(17,125)	(57,500)
Bond redemption premium payment	(22,517)	—
Increase (decrease) in long-term debt	(445,184)	(159,969)

On April 24, 2007, we closed the sale for the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

The scheduled $40 million principal payment on our 3.75% notes was made in the first quarter of 2008. In the second and third quarters of 2007, we repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million. In June 2008, we redeemed the remaining balance of the 4.25% notes, the 4.3% notes and the 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, repay debt, and make dividends to our shareholders.

We believe 2009 will be a challenging year, with broad economic uncertainty and advertising weakness projected to continue into next year, newsprint prices at historical highs, the relative lack of political advertising, and costs to complete the newspaper production facility that will serve the markets of Naples and Bonita Springs, Florida. Costs to complete the production facility are expected to total $60 million to $65 million. To improve the company’s financial flexibility and to enable us to take advantage of potential opportunities during this period, we have suspended our quarterly dividend.

Under a share repurchase program that was approved by the Board of Directors October 28, 2004, we have been repurchasing our Class A Common shares over the course of the last three years to offset the dilution resulting from our share-based compensation programs. Shares were repurchased at a total cost of $57.5 million for the year-to-date period of 2007. For 2008 we have repurchased shares at a total cost of $17 million. The share repurchase program was completed in October 2008.

Credit is available under a Revolving Credit Agreement (“Revolving Credit Agreement”) expiring on June 30, 2013 with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.0% to 0.5%.

The Revolving Credit Agreement includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. We must maintain a minimum of a 3.0 to 1.0 interest coverage ratio of Consolidated EBITDA, as defined in the agreement, for the last four quarters to Consolidated interest expense for the same period. We must maintain a Leverage Ratio of less than 3.0 to 1.0 of Consolidated Total Debt divided by Consolidated EBITDA for the last four quarters. EBITDA is adjusted for unusual and non-recurring non-cash charges and non-cash compensation expenses arising from share based equity awards in calculating both the Interest Coverage Ratio and the Leverage Ratio.

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

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2008.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands, except share data )	As of September 30, 2008		As of December 31, 2007
	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable-rate credit facilities	$59,100	$59,100	$79,559	$79,559
3.75% notes due in 2008			39,950	39,913
4.25% notes due in 2009			86,091	84,950
4.30% notes due in 2010			112,840	110,592
5.75% notes due in 2012			184,922	185,366
Other notes	1,200	1,200	1,301	1,015

Total long-term debt including current portion	$60,300	$60,300	$504,663	$501,395

In October 2008, we entered into a 2 year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month libor rate and make payments based on a fixed rate of 3.2%.

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