Form 10-K
period 2008-12-31
SCRIPPS E W CO /DE
filed 2009-03-02
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $41.54 per share closing price for such stock on June 30, 2008, was approximately $3,604,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of January 31, 2009, there were 41,886,630 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,933,401 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2009 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2008

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

Forward-Looking Statements

Our Annual Report on Form 10-K contains certain forward-looking statements related to our businesses that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

PART I

Item 1.	Business

We are a diverse media concern with interests in newspaper publishing, television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. On October 16, 2007, the Company announced that its Board of Directors had authorized management to pursue a plan to separate Scripps into two independent, publicly traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“Scripps Networks Interactive” or “SNI”) to the Scripps shareholders. To effect the Separation, Scripps Networks Interactive was formed on October 23, 2007, as a wholly owned subsidiary of Scripps. The assets and liabilities of the Scripps Networks and Interactive Media divisions of Scripps were transferred to Scripps Networks Interactive, Inc. Scripps Networks Interactive is the parent company which owns the national television networks and the online comparison shopping services businesses as of the Separation date and whose shares are owned by the existing Scripps shareholders. On May 8, 2008, the Board of Directors of Scripps approved the distribution of all of the common shares of Scripps Networks Interactive.

The distribution of all of the shares of SNI was made on July 1, 2008 to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page F-5 and Note 17 on page F-55 of this Form 10-K.

Newspapers

We operate daily and community newspapers in 15 markets in the United States. Through December 31, 2008, one of our newspapers was operated pursuant to the terms of a joint operating agreement (“JOA”). We also own and operate the Washington-based Scripps Media Center, home to the Scripps Howard News Service, a supplemental wire service covering stories in the capital, other parts of the United States and abroad. All of our newspapers subscribe to the wire service.

Our newspapers contributed approximately 57% of our company’s total operating revenues in 2008, down from 61% in 2007.

Newspapers managed solely by us — The markets in which we publish and solely manage daily newspapers and the circulation of these daily newspapers is as follows:

Newspaper	2008	2007	2006	2005	2004
	(In thousands)(1)

Abilene (TX) Reporter-News	28	30	31	30	33
Anderson (SC) Independent-Mail	29	34	35	36	37
Corpus Christi (TX) Caller-Times	52	52	52	50	58
Evansville (IN) Courier & Press	64	66	66	66	66
Henderson (KY) Gleaner	10	10	10	10	10
Kitsap (WA) Sun	28	29	30	30	30
Knoxville (TN) News Sentinel	113	117	116	118	119
Memphis (TN) Commercial Appeal	144	152	156	165	172
Naples (FL) Daily News	54	56	58	58	57
Redding (CA) Record-Searchlight	31	32	34	35	35
San Angelo (TX) Standard-Times	24	25	25	25	26
Treasure Coast (FL) News/Press/Tribune	99	102	102	100	102
Ventura County (CA) Star	83	85	86	89	92
Wichita Falls (TX) Times Record News	27	29	30	30	32

Total Daily Circulation	786	819	831	842	869

Circulation information for the Sunday edition of our newspapers is as follows:

Newspaper	2008	2007	2006	2005	2004
	(In thousands)(1)

Abilene (TX) Reporter-News	37	39	39	40	42
Anderson (SC) Independent-Mail	32	38	40	41	43
Corpus Christi (TX) Caller-Times	72	71	71	71	76
Evansville (IN) Courier & Press	83	87	88	89	92
Henderson (KY) Gleaner	11	12	12	11	12
Kitsap (WA) Sun	31	32	33	33	33
Knoxville (TN) News Sentinel	138	145	147	150	153
Memphis (TN) Commercial Appeal	177	193	204	216	236
Naples (FL) Daily News	62	63	67	70	69
Redding (CA) Record-Searchlight	33	35	37	39	39
San Angelo (TX) Standard-Times	28	29	30	30	31
Treasure Coast (FL) News/Press/Tribune(2)	112	112	113	112	115
Ventura County (CA) Star	94	95	99	100	106
Wichita Falls (TX) Times Record News	30	33	34	34	36

Total Sunday Circulation	940	984	1,014	1,036	1,083

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the twelve-month periods ended September 30.

(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Our newspaper publishing strategy seeks to create local media franchises anchored by the market’s principal daily newspaper. Each newspaper manages its own news coverage, sets its own editorial policies and establishes local business practices. Our corporate staff sets the basic business, accounting and reporting policies, and provides other services and quality control. Additionally, certain centralized functions such as newsprint and ink procurement activities and information technology processes provide support for all of our newspapers.

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

Our newspapers also operate Internet sites, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising, particularly classified advertising, has become one of the fastest growing revenue sources at our newspapers. Together with the mass reach of the daily newspaper, the Internet sites and niche publications enable us to maintain our position as a leading media outlet in each of our newspaper markets.

To protect and enhance our market position we must continually launch new products, offer good, relevant local content, ensure quality service, invest in new technology and cross-brand our newspapers, Internet sites and niche publications. We expect to continue to expand and enhance our online services and to use our local news platform to launch new products, such as streaming video or audio.

Advertising provided approximately 77% of newspaper segment operating revenues in 2008. Newspaper advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, are grouped into one of three categories: local, classified or national. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National ROP refers to any advertising purchased by businesses that operate beyond our local market and who typically procure advertising from numerous newspapers by using advertising agency services. Preprint advertisements are generally printed by advertisers and inserted into the newspaper. Internet advertising ranges from simple static banners and listings appearing on a Web page to more complex, interactive, animated and video advertisements.

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

Advertising is generally sold based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Each of our newspapers operates in highly competitive local media marketplaces, where advertisers and media consumers can choose from a wide range of alternatives, including other newspapers, radio, broadcast and cable television, magazines, Internet sites, outdoor advertising, directories and direct-mail products.

Typically, because it generates the largest circulation and readership, advertising rates and volume are higher on Sundays. Due to increased demand in the spring and holiday seasons, the second and fourth quarters have higher advertising revenues than the first and third quarters.

Circulation provided approximately 20% of newspaper segment operating revenues in 2008. Circulation revenues are produced from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines.

Our newspapers seek to provide quality, relevant local news and information to their readers. We compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a provider of local news and information.

Employee costs accounted for approximately 51% of segment costs and expenses in 2008. Our workforce is comprised of a combination of non-union and union employees. See “Employees.”

We consumed approximately 92,000 metric tons of newsprint in 2008. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and increased the likelihood of future price increases.

We also operate Media Procurement Services (“MPS”), a wholly owned subsidiary company. MPS provides newsprint and other paper procurement services for both our newspapers and other non-affiliated newspapers and printers. By combining the purchasing requirements of several companies for newsprint and other services, MPS is able to negotiate more favorable pricing with newsprint producers. MPS purchases newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe our supply sources are sufficient.

Newspapers operated under JOAs and partnerships — At December 31, 2008, one of our newspapers was operated pursuant to the terms of a JOA. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continued operation of both newspapers in that market. Each newspaper maintains a separate and independent editorial operation.

In Denver, our Denver Rocky Mountain News newspaper is operated pursuant to the terms of joint operating agreement (“JOA”), which expires in 2051. The other publisher in the JOA is The Denver Post, owned by MediaNews Group, Inc.

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

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits.

In 2006, we formed a partnership (Prairie Mountain Publishing LLP) with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We receive a share of the partnerships’ profits equal to our 50% residual interest.

In December 2008, we announced that we were seeking a buyer for the Rocky Mountain News. In February 2009, we announced we would exit the Denver market and close the Rocky Mountain News after its final edition on February 27, 2009. Rocky Mountain News employees will remain on our payroll through April 28, 2009. We are working with MediaNews Group to formulate a plan to unwind the partnership. We intend to transfer our 50% interest in Prairie Mountain Publishing to our partner.

In the third quarter of 2007, we announced that we were seeking a buyer for The Albuquerque Tribune and intended to close the newspaper if a qualified buyer was not found. In February 2008, we closed the newspaper and the Albuquerque Tribune published its final edition on February 23, 2008. We also reached an agreement with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

Gannett Co. Inc. (“Gannett”) terminated the Cincinnati JOA upon its expiration in December 2007 and we ceased publication of our newspapers that participated in the Cincinnati JOA at the end of 2007.

Information regarding Denver, the market we publish a daily newspaper pursuant to the terms of a JOA and the daily circulation of this newspaper is as follows:

Newspaper	2008	2007	2006	2005	2004
	(In thousands)(1)

Denver (CO) Rocky Mountain News(2)	210	225	256	263	275

Sunday circulation information is as follows:

Newspaper	2008	2007	2006	2005	2004
	(In thousands)(1)

Denver (CO) Rocky Mountain News(2)	545	600	694	725	751

(1)	Based on Audit Bureau of Circulation Publisher’s Statements for the six-month periods ended September 30.

(2)	The Denver JOA publishes the Rocky Mountain News and the Denver Post Monday through Friday, and a joint newspaper on Saturday and Sunday. Reported daily circulation represents the Monday through Friday circulation of the Rocky Mountain News.

Our share of the operating profits of the combined newspaper operations in the JOA markets and our newspaper partnerships is affected by similar operational, economic and competitive factors included in the discussion of newspapers managed solely by us.

Television

Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households.

Our television stations provided approximately 33% of our total operating revenues in 2008, up from 30% in 2007.

Information concerning our television stations, their network affiliations and the markets in which they operate is as follows:

		Network	Affiliation	FCC					Percentage of
		Affiliation/	Expires in/	License		Rank	Stations	Station	U.S. Television	Average
		DTV	DTV Service	Expires		of	in	Rank in	Households	Audience
Station	Market	Channel	Commenced	in		Mkt(1)	Mkt(2)	Mkt(3)	in Mkt(4)	Share(5)

WXYZ-TV	Detroit, Ch. 7	ABC	2010	2005	(6)	11	9	1	1.7%	12
	Digital Service Status	41	1998
KNXV-TV	Phoenix, Ch. 15	ABC	2010	2006	(6)	12	15	4	1.6%	6
	Digital Service Status	56	2000
WFTS-TV	Tampa, Ch. 28	ABC	2010	2013		13	13	4	1.6%	6
	Digital Service Status	29	1999
WEWS-TV	Cleveland, Ch. 5	ABC	2010	2005	(6)	17	9	2T	1.3%	9
	Digital Service Status	15	1999
WMAR-TV	Baltimore, Ch. 2	ABC	2010	2012		26	6	3	1.0%	6
	Digital Service Status	52	1999
KSHB-TV	Kansas City, Ch. 41	NBC	2010	2006	(6)	31	8	4	0.8%	7
	Digital Service Status	42	2003
KMCI-TV	Lawrence, Ch. 38	Ind.	N/A	2014		31	8	5T	0.8%	2
	Digital Service Status	36	2003
WCPO-TV	Cincinnati, Ch. 9	ABC	2010	2005	(6)	34	7	2	0.8%	12
	Digital Service Status	10	1998
WPTV-TV	W. Palm Beach, Ch. 5	NBC	2010	2005	(6)	38	9	1	0.7%	13
	Digital Service Status	55	2003
KJRH-TV	Tulsa, Ch. 2	NBC	2010	2006	(6)	61	10	3	0.5%	8
	Digital Service Status	56	2002

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.

(6)	Renewal application pending. Under FCC rules, a license automatically is extended pending FCC processing and granting of the renewal application.

Historically, we have been successful in renewing our expiring FCC licenses.

Our television strategy is to optimize the ratings, revenue and profit potential of each of our stations. Strong local news content and compelling network and syndicated programs are the primary drivers of the ratings, revenue and profitability of our stations. To further extend our brand, we operate Internet sites in our television markets. Our Internet sites provide news, weather, and entertainment content. We believe the opportunities afforded by digital media, such as digital multi-casting, streaming video, video-on-demand and podcasts of local news and information programs are important to our future success. We also believe that there is demand for real-time news, particularly traffic and weather, delivered to mobile devices such as cell phones and personal digital assistants (PDAs). We devote substantial energy and resources to integrating such media into our business.

National television networks offer a variety of programs to affiliated stations, which have a limited right of first refusal before such programming may be offered to other television stations in the same market. Networks sell most of the advertising within the programs and compensate affiliated stations for carrying network programming. The network affiliation agreements for our nine affiliated stations expire in 2010.

In addition to network programming, our television stations produce their own programming and air programming licensed from a number of different independent program producers and syndicators. News is the primary focus of our locally produced programming. To differentiate our programming from that of national networks available on cable and satellite television and other entertainment media, our stations have emphasized and increased hours dedicated to local news and entertainment.

The sale of local, national and political commercial spots accounted for 94% of television segment operating revenues in 2008. In addition to advertising time, we also offer additional marketing opportunities, including sponsorships, community events, and advertising on our Internet sites.

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

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 20% of total segment costs and expenses in 2008.

Our television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Employee costs accounted for 53% of segment costs and expenses in 2008.

Federal Regulation of Broadcasting — Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also exercises limited authority over broadcast programming by, among other things, requiring certain children’s programming and limiting commercial content therein, regulating the sale of political advertising, and restricting indecent programming.

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

FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules (as modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the FCC in 2007 completed a Congressionally mandated periodic review of its ownership rules and determined to relax this cross ownership ban in the largest television markets. This decision is under appeal.

The FCC adopted a series of orders to implement the transition from an analog system of broadcast television to a digital transmission system. It granted most television stations a second channel on which to begin offering digital service, and each of our broadcast stations now offers digital broadcast service. Congress originally set February 17, 2009 as the deadline for completing the digital transition and the return of broadcasters’ analog spectrum, but it recently delayed this deadline until June 12, 2009. The Company was prepared to effect the digital transition in all its markets by the original deadline, but, consistent with the actions of most major market stations, it elected to defer any cessation of analog broadcasting until after February 17. The Company will continue to assess individual market conditions and directions from the FCC in determining when to complete the digital transition in each of its television markets.

A significant number of technical, regulatory and market-related issues remain unresolved regarding the transition to digital television. These issues include some continuing uncertainty about how the FCC will manage the final stages of the transition; whether the FCC will adopt new rules further affecting broadcasters’ use of their digital spectrum; when and how Congress or the FCC will further address cable and satellite carriage of digital broadcast programming; concerns over protecting broadcasters’ digital signal coverage, including protecting broadcast signals from harmful interference from newly authorized, and possibly unlicensed, users of former broadcast spectrum; protecting digital broadcast signals from illegal copying and distribution; and uncertainty over the level of consumer demand for new digital services. We cannot predict the effect of these uncertainties on our offering of digital service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The FCC has determined that most cable operators will be required to carry both a digital and an analog version of broadcasters’ signals for three years after the digital transition if necessary to provide all their subscribers with access to broadcasters’ signals, but the FCC declined to require carriage of the multiple program streams that broadcasters can present with digital technology. The FCC has not yet addressed satellite carriers’ obligations to carry local stations’ digital signals except per congressional direction in Hawaii and Alaska.

The Company has generally elected to negotiate long-term retransmission consent agreements with the major cable operators and satellite carriers for our network-affiliated stations. The FCC is currently examining whether it is appropriate to continue to allow broadcasters to seek the carriage of affiliated program channels in connection with granting retransmission consent. We cannot predict the outcome of this proceeding or its possible impact on the Company.

During recent years, the FCC has substantially increased its scrutiny of broadcasters’ programming practices. In particular, it has heightened enforcement of the restrictions on indecent programming. Congress’ decision to greatly increase the financial penalty for airing such programming has at the same time increased the threat to broadcasters from such enforcement. In addition, the FCC in 2008 adopted new regulations requiring broadcasters to maintain more detailed records of their public service programming and to make such information more accessible to the public via their web sites. Implementation of these new FCC regulations has been delayed while the FCC considers imposing more specific obligations with respect to broadcasters’ programming service to their local communities. We cannot predict the outcome of this proceeding or its possible impact on the Company.

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

United Media owns and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in February 2000. We continue syndication of previously published “Peanuts” strips and retain the rights to license the characters. “Peanuts” provides approximately 95% of our licensing revenues. Licensing of comic characters in Japan provides approximately 41% of our international licensing revenues, which are approximately $52 million annually.

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

Employees

As of December 31, 2008, we had approximately 6,000 full-time equivalent employees, of whom approximately 4,100 were with newspapers, 1,500 with television, and 100 with licensing and other media. Various labor unions represent approximately 1,000 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

Item 1A.	Risk Factors

For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations, identified elsewhere in this report, the most significant factors affecting our operations include the following:

We derive the majority of our revenues from marketing and advertising spending by businesses, which is affected by numerous factors. Declines in advertising revenues will adversely affect the profitability of our business.

Approximately 76% and 78% of our revenues in 2008 and 2007, respectively, were derived from marketing and advertising spending by businesses operating in the United States.

The demand for advertising in our newspapers or on our television stations is sensitive to a number of factors, both nationally and locally, including the following:

•	Seasonal nature of advertising and marketing spending by our customers can be subject to seasonal and cyclical variations.

•	Television advertising revenues in even-numbered years benefit from political advertising.

•	General economic conditions in the US and the local economies in which we operate our local media franchises. Three of the states that have been hardest hit by the current recession are Michigan (the location of our largest television station), Ohio (location of two of our television stations) and Florida (from which we derive significant newspaper and television revenues and operating profits).

•	The size and demographics of the audience reached by advertisers. Continued declines in our newspaper circulation could have an effect on the rate and volume of advertising, which are dependent on the size and demographics of the audience we provide to our advertisers. Television audiences have also fragmented in recent years as the broad distribution of cable and satellite television has greatly increased the options available to the viewing public. In addition, technological advancements in the video, telecommunications and data services industry are occurring rapidly. Advances in technologies such as personal video recorders, video-on-demand and streaming video on broadband Internet connections enable viewers to time-shift programming or to skip commercial messages.

•	Increasingly intense competition with digital media platforms. The popularity of the Internet and low barriers to entry have led to a wide variety of alternatives available to advertisers and consumers.

•	Internet sites dedicated to help-wanted, real estate and automotive have become significant competitors for classified advertising. Entities with a large Internet presence are entering the classified market, heightening the risk of continued erosion.

•	Our television stations have significant exposure to automotive advertising. In 2008, 18% and in 2007 24% of our total advertising in the television segment was from the automotive category.

If we are unable to respond to any or all these factors our advertising revenues could decline which would affect our profitability.

The model for profitably operating a newspaper may change more rapidly than the Company’s ability to adjust.

The profile of our newspaper audience has shifted dramatically in recent years. While slow and steady declines in print readership have been offset by a consistently growing online viewership, online advertising rates traditionally have been much lower than print rates on a cost-per-thousand basis. This audience shift results in lower profit margins. Online advertising that is not tied to print classified ads is growing rapidly but is currently a very small percentage of our newspaper’s total revenue. If print advertising continues the downward trend of recent years and the audiences on digital platforms cannot be quickly monetized at higher levels we may not be able to profitably support the level of journalism expected by readers.

A significant portion of our operating cost for the newspaper segment is newsprint, so an increase in price may adversely impact our operating results.

Newsprint is a significant component of the operating cost of our newspaper operations comprising 14% of cost in 2008. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results.

Increased programming costs could adversely affect our operating results.

Television programming is one of the most significant costs for our television segment, comprising 20% of cost in 2008. We may be exposed to increased programming costs in the future which would affect our operating results. In addition, television networks have been seeking arrangements from their affiliates to share networks’ programming costs and to change the structure of network compensation traditionally paid to broadcast affiliates. We cannot predict the nature or scope of any future compensation arrangements or their impact on our operations.

The loss of affiliation agreements or the ability to secure or maintain distribution of our television stations’ signals could adversely affect our television stations’ results of operations.

We own and operate ten television stations. Six of the stations are affiliated with ABC television network and three are affiliated with NBC television network. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming.

The non-renewal or termination of any of our network affiliation agreements, all of which expire in 2010, would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.

Our television stations may be at a competitive disadvantage if we fail to secure or maintain carriage of our stations’ signals over cable and/or direct broadcast satellite systems.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ analog signals or (2) enter into retransmission consent negotiations for carriage. At present all of our stations except KMCI (which elects mandatory carriage), have retransmission consent agreements with the majority of cable operators and with both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms than our competitors, our ability to compete effectively may be adversely affected.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If the FCC fails to renew any of our licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue-generation potential.

Macro economic factors may impede access to or increase the cost of financing our operations and investments. Our ability to meet the covenants in our debt agreement may affect our ability to borrow under our Revolving Credit Agreement.

Changes in U.S. and global financial markets, including market disruptions and significant interest rate fluctuations, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing.

Our Revolving Credit Agreement allows borrowings up to a maximum of 3.0 times our EBITDA (adjusted for non-cash charges). At December 31, 2008, the full amount ($200 million) of the Revolver was available to us under the covenants.

Based on our current projections, the amount available in 2009 will be less than the full amount of the Revolver, but, in our estimation, will be adequate to meet our anticipated requirements for the year. If we do not meet our EBITDA projections and therefore exceed our borrowing limit as defined in the Revolving Credit Agreement, we would have to seek waivers or amendments to the Revolver. Given the current financing environment, we cannot be assured of a favorable outcome.

Sustained increases in costs of pension and employee health and welfare benefits may reduce our profitability.

Employee compensation and benefits account for approximately 49% of our total operating expenses. In recent years, we have experienced significant increases in these costs as a result of macro economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

In addition, our pension plans invest in a variety of equity and debt securities, many of which have been negatively affected by the current disruption in the credit and capital markets. Our pension plans were underfunded (accumulated benefit obligation) by $142 million at December 31, 2008. Continued volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. If this occurs, we may need to make additional pension contributions above what is currently estimated, and our pension expense in future years may increase.

We could suffer losses due to asset impairment charges.

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

Our Common Voting shares are principally held by The Edward W. Scripps Trust, such ownership could inhibit potential changes of control.

We have two classes of stock: Common Voting shares and Class A Common shares. Holders of Class A Common shares are entitled to elect one-third of the Board of Directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting shares are entitled to elect the remainder of the Board and to vote on all other matters. Our Common Voting shares are principally held by The Edward W. Scripps Trust, which holds 90% of the Common Voting shares. As a result, the trust has the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common shares could be adversely affected.

If we do not meet the continued listing requirements of the New York Stock Exchange, our common stock may be delisted.

Our common stock is listed on the New York Stock Exchange (the “NYSE”). If we do not meet the NYSE’s continued listing requirements, including maintaining a per share price greater than $1.00, the NYSE may take action to delist our common stock. If we are unable to maintain the NYSE’s continued listing standards, we will be notified by the NYSE, and we would expect to have between six and 18 months to take corrective action to meet the continued listing standards before our common stock would be delisted. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own substantially all of the facilities and equipment used in our newspaper operations.

We own substantially all of the facilities and equipment used by our television stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signals.

Item 3.	Legal Proceedings

We are involved in litigation arising in the ordinary course of business, such as defamation actions, and various governmental and administrative proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	52	President, Chief Executive Officer and Director (since July 2008); Executive Vice President and Chief Operating Officer (2006-2008)
Timothy E. Stautberg	46	Senior Vice President and Chief Financial Officer (since July 2008); Vice President /Corporate Communications and Investor Relations (1999 to 2008)
William Appleton	60	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Mark C. Contreras	47	Senior Vice President /Newspapers (since March 2006); Vice President/Newspaper Operations (2005 to 2006); Senior Vice President, Pulitzer, Inc. (1999 to 2004)
Lisa A. Knutson	43	Senior Vice President/Human Resources (since July 2008); Vice President of Human Resource Operations (2005 to 2008)
Brian A. Lawlor	42	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004-2008); General Sales Manager of WCPO (2000-2004)
Douglas F. Lyons	52	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006-2008), Director Financial Reporting (1997-2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2008, there were approximately 8,100 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). We have declared cash dividends in every year since our incorporation in 1922. However, due to current economic conditions and their effect on our operating results, in the fourth quarter of 2008 we announced the suspension of our cash dividends.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

	Quarter
	1st	2nd	3rd	4th	Total

2008
Market price of common stock:
High	$130.92	$146.04	$10.17	$7.23
Low	116.73	123.60	6.56	1.65

Cash dividends per share of common stock	$0.42	$0.42	$0.15	$0.00	$0.99

2007
Market price of common stock:
High	$160.17	$141.66	$142.80	$139.05
Low	127.68	124.50	113.67	123.51

Cash dividends per share of common stock	$0.36	$0.42	$0.42	$0.42	$1.62

On July 1, 2008 we completed the spin-off of SNI to an independent, publicly traded company to our shareholders. Market prices presented in the tables above are unadjusted and include the value of SNI until the date of the spin-off. On July 15, 2008 we completed a 1-for-3 reverse stock split of our common stock. The market prices in the table above have been adjusted to reflect the split.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average	as Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs

10/1/08 — 10/31/08	329,500	$5.74	329,500	—

Under a share repurchase program authorized by the Board of Directors on October 24, 2004, we were authorized to repurchase up to 5.0 million Class A Common shares. Since 2005, a total of 5.0 million shares have been repurchased under the program at prices ranging from $5 to $159 per share. There is no balance remaining to be repurchased at December 31, 2008.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Performance Graph − Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2003, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin off of SNI at July 1, 2008 is treated as a reinvestment of a special dividend pursuant to SEC rules.

The following graph compares the return on the Company’s Class A Common shares with that of the indices noted above for the period of July 1, 2008 (date of spin-off) through December 31, 2008. The graph assumes an investment of $100 in our Class A Common shares, the S&P 500 Index, and our peer group index on July 1, 2008 and that all dividends were reinvested.

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our current peer group are Belo Corporation, Gannett Company, Gray Television, Inc., Hearst-Argyle Television, Journal Communications, Inc., Lee Enterprises, Inc., McClatchy Company, Media General, Meredith Corporation, New York Times Company, Sinclair Broadcast GP, and Washington Post.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 2, 2009, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

THE E. W. SCRIPPS COMPANY

By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 2, 2009.

Signature	Title

/s/ Richard A. Boehne Richard A. Boehne	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy E. Stautberg Timothy E. Stautberg	Senior Vice President and Chief Financial Officer

/s/ Douglas F. Lyons Douglas F. Lyons	Vice President and Controller (Principal Accounting Officer)

/s/ William R. Burleigh William R. Burleigh	Chairman of the Board of Directors

/s/ John H. Burlingame John H. Burlingame	Director

/s/ John W. Hayden John W. Hayden	Director

/s/ Roger L. Ogden Roger L. Ogden	Director

/s/ J. Marvin Quin J. Marvin Quin	Director

/s/ Mary McCabe Peirce Mary McCabe Peirce	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Paul Scripps Paul Scripps	Director

/s/ Kim Williams Kim Williams	Director

The E. W. Scripps Company

Selected Financial Data

Five-Year Financial Highlights

	2008(1)	2007(1)	2006(1)	2005(1)	2004(1)
	(In millions, except per share data)

Summary of Operations(8)
Operating revenues:
Newspapers	$569	$658	$716	$701	$676
Boulder prior to formation of Colorado newspaper partnership(2)			2	28	28
Television	327	326	364	318	342
Licensing and other	103	94	97	105	104
Corporate	3	2	1

Total operating revenues	$1,002	$1,080	$1,180	$1,152	$1,150

Segment profit (loss):
Newspapers	71	136	189	204	201
JOAs and newspaper partnerships	(16)	(1)	(8)		21
Boulder prior to formation of Colorado newspaper partnership(2)				4	4
Television	81	84	121	88	108
Licensing and other	10	9	12	19	17
Corporate	(42)	(59)	(58)	(42)	(38)
Depreciation	(44)	(42)	(42)	(43)	(43)
Amortization of intangible assets	(3)	(3)	(3)	(2)	(1)
Impairment of goodwill, indefinite and long-lived assets(3)	(810)
Write-down of investments in newspaper partnerships(4)	(131)
Gain on formation of Colorado newspaper partnership(2)			4
Equity earnings in newspaper partnership	4
Gains (losses) on disposals of property, plant and equipment	6		(1)	(1)	(3)
Gain on sale of production facility(5)					11
Interest expense	(11)	(37)	(55)	(37)	(28)
Separation costs	(34)
Losses on repurchases of debt	(26)
Miscellaneous, net(6)	8	16	6	7	21
Income taxes(7)	305	(34)	(76)	(81)	(106)
Minority interests			(1)	(4)	(3)

Income (loss) from continuing operations	$(632)	$69	$88	$112	$161

Per Share Data
Income (loss) from continuing operations	$(11.69)	$1.25	$1.61	$2.03	$2.72

Cash dividends	.99	1.62	1.41	1.29	1.17

Market Value of Common Shares at December 31(9)
Per share	$2.21	$135.03	$149.82	$144.06	$144.84
Total	119	7,336	8,167	7,859	7,879

Balance Sheet Data(8)
Total assets	$1,089	$4,005	$4,283	$3,802	$3,090
Long-term debt (including current portion)	61	505	766	826	533
Shareholders’ equity	592	2,450	2,581	2,287	2,096

Certain amounts may not foot since each is rounded independently.

As a result of the one-for-three reverse stock split in the third quarter 2008, all share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Notes to Selected Financial Data

Notes to Selected Financial Data

As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

The statement of operations and cash flow data for the five years ended December 31, 2008, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with Financial Accounting Standard No. (“FAS”) 131. See page F-12.

(1) In the periods presented we acquired the following:

2007 — Newspaper publications in Tennessee.

2006 — Additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper. Newspaper publications in Texas and Florida.

2005 — Newspapers and other publications in Tennessee, California and Colorado.

(2) In February 2006, we formed a partnership with MediaNews Group, Inc. (“MediaNews”) that operates certain of both companies’ newspapers in Colorado. We contributed the assets of our Boulder Daily Camera, Colorado Daily, and Bloomfield newspapers for a 50% interest in the partnership. Our share of the operating profit (loss) of the partnership is recorded as “Equity in earnings of JOAs and other joint ventures” in our financial statements. To enhance comparability of year-over-year operating results, the operating revenues and segment results of the contributed publications prior to the formation of the partnership are reported separately.

(3) 2008 — A non-cash charge of $809.9 million was recorded to reduce the carrying value of our newspaper segment’s goodwill and indefinite lived intangible and long-lived assets in our Television segment.

(4) 2008 — A non-cash charge of $130.8 million was recorded to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnerships.

(5) 2004 — We had an $11.1 million gain on the sale of our Cincinnati television station’s production facility.

(6) 2008 — Miscellaneous, net includes realized gains of $7.6 million from the sale of certain investments

2007 — Miscellaneous, net includes realized gains of $9.2 million from the sale of certain investments.

2004 — Miscellaneous, net includes realized gains of $14.7 from the sale of certain investments.

(7) The provision for income taxes includes the following items which affect the comparability of the year-over-year effective income tax rate:

2006 — Modified filing positions in certain state and local tax jurisdictions, including filing amended returns for prior periods, and changed estimates for unrealizable state operating loss carryforwards. These items reduced the tax provision, increasing income from continuing operations by $13.0 million.

(8) The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2008 — On July 1, 2008 we completed the spin-off of Scripps Network Interactive to the shareholders of the Company. In January the Cincinnati joint operating agreement was terminated and we ceased operation of our Cincinnati Post and Kentucky Post newspapers.

2006 — Divested our Shop At Home television network. We received cash consideration of approximately $17 million for the sale of certain assets to Jewelry Television. Jewelry Television also assumed a number of Shop At Home’s television affiliation agreements. We also reached agreement on the sale of the five Shop At Home-affiliated broadcast television stations for cash consideration of $170 million. Shop At Home’s results in 2006 include $30.1 million of costs associated with employee termination benefits, the termination of long-term agreements and charges to write-down assets. Shop At Home’s results also include $10.4 million in net losses from the sale of property and other assets to Jewelry Television, and the completed sale of three of the Shop At Home affiliated television stations.

2005 — Terminated Birmingham joint operating agreement and ceased operation of our Birmingham Post-Herald newspaper. We received cash consideration of approximately $40.8 million from the termination of the JOA and sale of certain of the Birmingham newspaper’s assets.

(9) On July 1, 2008 we completed the spin-off of SNI as an independent, publicly traded company to our shareholders. Market prices presented in the tables above are unadjusted and include the value of SNI until the date of the spin-off. On July 15, 2008 we completed a one-for-three reverse stock split of our common stock. The market prices in the table above have been adjusted to reflect the split.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements related to our businesses that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

Executive Overview

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing, television stations, and licensing and syndication. The company’s portfolio of media properties includes: daily and community newspapers in 15 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

On October 16, 2007, the Company announced that its Board of Directors had authorized management to pursue a plan to separate Scripps into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“Scripps Networks Interactive” or (“SNI”)) to the Scripps shareholders. To effect the Separation, Scripps Networks Interactive was formed on October 23, 2007, as a wholly owned subsidiary of Scripps. The assets and liabilities of the Scripps Networks and Interactive Media businesses of Scripps were transferred to Scripps Networks Interactive, Inc. Scripps Networks Interactive is the parent company which owned the national television networks and the online comparison shopping services businesses as of the Separation date. On May 8, 2008, the Board of Directors of Scripps approved the distribution of all of the common shares of Scripps Networks Interactive.

The distribution of all of the shares of SNI was made on July 1, 2008 to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.

Our key strategies starting July 1, 2008 consist of continuing to build our online presence in our newspaper and television markets while operating our local media businesses as efficiently as possible.

Our newspaper businesses continue to operate in a difficult economic environment. Lower local and classified advertising sales, including particularly weak real estate, automotive and employment advertising contributed to the decline in total newspaper revenue. We continue to focus on operational efficiencies, and made some progress in controlling costs during the year as newspaper expenses declined 4.8% compared with the prior year. In the fourth quarter we completed a plan to reduce our workforce by approximately 350 people and incurred approximately $5 million for separation related-charges.

At our television stations, although revenue was flat compared with the prior year due to increased political advertising, difficult economic conditions in the U.S. have put pressure on advertising revenues, particularly in certain categories, such as automotive. We continue to emphasize local news, focus on obtaining non-traditional television advertisers and build our online presence within the broadcast division.

In the second quarter of 2008, we concluded that we had indicators of impairment with respect to the carrying value of our newspaper goodwill and investments in our Denver JOA and Colorado newspaper partnership. As a result, we recorded a $779 million non-cash charge in the second quarter to write-down our newspapers’ goodwill and a $95 million non-cash charge to reduce the carrying value of our Colorado JOA and newspaper partnership. In the third quarter, based on the continued deterioration of the operating results of our Denver JOA, we recorded an additional $25 million non-cash charge to further adjust the carrying value of our investment to fair value. In the fourth quarter, based on the continued deterioration of the operating results of our Colorado newspaper partnership, we recorded an additional $10.9 million non-cash charge to further adjust the carrying value of our investment to fair value. The Denver JOA has long-term debt of approximately $130 million which is unsecured and non-recourse to the partners of the JOA. In the fourth quarter of 2008, in connection with our annual impairment test of indefinite lived intangible assets, we recorded an $11.4 million non-cash charge to write-down the value of our FCC license for our KMCI station to fair value. We also concluded that we had indicators of impairment for our Baltimore television station and recorded a $19.6 million non-cash charge to write-down certain long-lived assets to fair value.

To reduce expenses during this period of unprecedented pressure on the company’s top line, we have taken a variety of cost-saving measures. Some of the initiatives include pay reductions of 3 to 5 percent for all non-union employees at newspapers and the corporate office. These cuts are in addition to pay cuts that affected corporate executives, TV station general managers and newspaper publishers effective January 1, 2009. The company also will suspend its match of non-union employees’ contributions to 401(k) retirement savings plans, and eliminate for 2009 the portion of bonuses (for bonus-eligible employees) that is tied to segment profit performance. It is expected that the measures listed above will reduce the company’s expenses in 2009 by approximately $20 million. We also expect to freeze our pension plan in 2009.

In December 2008, we announced that we were seeking a buyer for the Rocky Mountain News. In February 2009, we decided to exit the Denver market and to close the Rocky Mountain News after its final edition on February 27, 2009. Rocky Mountain News employees will remain on our payroll through April 28, 2009. We are working with our partner in the Denver JOA, MediaNews Group to formulate a plan to unwind the partnership. We also intend to transfer our 50% interest in Prairie Mountain Publishing to MediaNews Group.

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

Acquisitions — Financial Accounting Standards No. (“FAS”) 141 — Business Combinations requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. With the assistance of independent appraisals, we generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.

Goodwill and Other Indefinite-Lived Intangible Assets — FAS 142 — Goodwill and Other Intangible Assets, requires that goodwill for each reporting unit be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are newspapers and television. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

We tested our Television reporting unit goodwill for impairment at June 30, 2008, as a result of interim triggering events, including declines in the price of our stock, and as of October 1, 2008 in connection with our annual impairment test. We determined that the fair value of our Television reporting unit exceeded its carrying value.

We determined that an additional interim triggering event, including declines in the price of our stock and reduced cash flow forecasts resulting from the economic decline in the fourth quarter, required us to test our Television reporting unit goodwill for impairment at December 31. While our December 31, 2008, impairment test determined the fair value of the Television reporting unit exceeded its carrying value, the excess of the fair value over the carrying value of the reporting unit was approximately $5 million. An increase of the discount rate of 0.5 percent or a decrease of $2.5 million in the annual cash flows used in the discounted cash flow analysis would result in the fair value of the reporting unit being less than its carrying value. If we were required to perform step 2 of the impairment analysis, preliminary indications are that we would be required to record an impairment charge for a significant portion of the Television reporting unit’s goodwill balance. In accordance with the provisions of FAS 142, we will continue to monitor changes in the Television business in 2009 for interim indicators of impairment.

Income Taxes — We account for uncertain tax positions in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees, including the SERP, which covers certain executive employees. Pension expense for continuing operations for those plans was $15.1 million in 2008, $12.7 million in 2007, and $15.3 million in 2006.

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

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. The discount rate was 6.25% at December 31, 2008 and 2007. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2008, to either 5.75% or 6.75%, would increase or decrease our projected pension obligations as of December 31, 2008, by approximately $35 million and increase or decrease 2009 pension expense up to $5.5 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2008, the expected long-term rate of return on plan assets was 7.5%. For the ten year period ended December 31, 2008, our actual compounded rate of return was 3.0%. The compounded rate for the 15 year period ended December 31, 2008 was 7.3%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 7.0% or 8.0%, would increase or decrease our 2009 pension expense by approximately $1.5 million.

We had cumulative unrecognized actuarial losses for our pension plans of $208 million at December 31, 2008. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2008, we had an actuarial loss of $144 million, primarily due to broader economic downturns experienced by the market. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002, and in 2008. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2009 pension expense will include $19.0 million in amortization of unrecognized actuarial losses.

New Accounting Pronouncements

As more fully described in Note 2 to the Consolidated Financial Statements, we adopted FAS 158 effective December 31, 2006 and FIN 48 effective January 1, 2007. SFAS 158 required companies to recognize the over- or under-funded status of pension and postretirement plans in their balance sheet. Unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity. FIN 48 addresses the accounting and disclosure of uncertain tax positions.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, we will delay application of SFAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of SFAS 157 did not have a material impact on our financial statements. See Note 13, Fair Value Measurement, for additional information.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 were effective as of the beginning of our 2008 fiscal year and did not have any impact to our statement of financial position, earnings or cash flows upon adoption.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of the EITF 06-11 in 2008 did not have a material impact to our statement of financial position, earnings or cash flows upon adoption.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. SFAS 160 will change the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interest and classified as a component of shareholders equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

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

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 requires disclosure regarding the objectives and strategies for using derivative instruments and additional disclosures on how the instruments impact the company’s financial position, results of operations and cash flows. SFAS 161 is effective for us in 2009 and will have no impact on our financial statements other than additional disclosures.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows.

Consolidated Results of Operations — Consolidated results of operations were as follows:

	For the Years Ended December 31,
	2008	Change	2007	Change	2006
	(In thousands, except per share data )

Operating revenues	$1,001,792	(7.2)%	$1,079,546	(8.5)%	$1,179,524
Costs and expenses less separation costs	(906,757)	(3.5)%	(939,237)	(0.7)%	(945,563)
Separation costs	(33,506)		(257)
Depreciation and amortization of intangibles	(46,972)	5.1%	(44,705)	1.0%	(44,244)
Impairment of goodwill, indefinite and long-lived assets	(809,936)
Gain on formation of Colorado newspaper partnership					3,535
Gains (losses) on disposal of property, plant and equipment	5,809		24		(585)
Hurricane recoveries, net					1,900

Operating income (loss)	(789,570)		95,371	(51.0)%	194,567
Interest expense	(10,941)	(70.5)%	(37,121)	(32.0)%	(54,561)
Equity in earnings of JOAs and other joint ventures	13,795	(50.2)%	27,688	31.4%	21,067
Write-down of investments in newspaper partnerships	(130,784)
Loss on repurchases of debt	(26,380)
Miscellaneous, net	6,888		17,148		4,487

Income (loss) from continuing operations before income taxes and minority interests	(936,992)		103,086	(37.7)%	165,560
Provision for income taxes	304,660		(34,057)		(76,123)

Income (loss) from continuing operations before minority interests	(632,332)		69,029	(22.8)%	89,437
Minority interests	10		(447)		(970)

Income (loss) from continuing operations	(632,322)		68,582		88,467
Income (loss) from discontinued operations, net of tax	155,732		(70,203)		264,753

Net income (loss)	$(476,590)		$(1,621)		$353,220

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(11.69)		$1.25		$1.61
Income (loss) from discontinued operations	2.88		(1.28)		4.82

Net income (loss) per diluted share of common stock	$(8.81)		$(.03)		$6.43

Net income (loss) per share amounts may not foot since each is calculated independently.

Continuing Operations

2008 compared with 2007

Operating revenues were down in 2008 compared with 2007. Revenues were lower at our newspapers and flat for our television stations. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate, automotive and employment advertising in all of our markets. Revenues at our television stations were flat with increased political advertising in the third and fourth quarter offset by lower advertising in other categories.

Costs and expenses in 2008 were primarily affected by the reductions in personnel from workforce reductions taken in 2007 offset by severance costs related to the 2008 and 2007 workforce reductions at our newspapers. In addition, insurance cost decreased by approximately $10 million and bad debt expense increased by $3 million. Costs incurred related to the separation of SNI from the Company were $33.5 million, which included a $19.6 million non-cash charge for the impact of the modification of share-based compensation awards.

In conjunction with interim impairment test of goodwill, we determined that the carrying value of our Newspaper business exceeded its fair value. Accordingly, our 2008 results include a write-down of goodwill totaling $779 million. We also determined that the carrying value of our investments in our Colorado newspaper partnerships exceed their fair value and took a $131 million impairment charge to write down these investments to their estimated fair values. In connection with our annual impairment test for indefinite lived assets we recorded an $11.4 million non-cash charge to write-down the FCC license of our Lawrence, Kansas based Independent station to fair value. We also concluded that we had indicators of impairment that required us to test our long-lived assets at certain of our television properties and as a result of our testing we recorded a $19.6 million non-cash charge to write-down long-lived assets to fair value.

Interest expense includes interest incurred on our outstanding borrowings. Interest incurred on our outstanding borrowings decreased in 2008 due to lower average debt levels. The balance of our borrowings was reduced to $60 million subsequent to the spin-off of SNI while the average borrowing was $649 million at an average rate of 5.0% in 2007. In addition in 2008 we capitalized $1.9 million of interest in connection with the construction of our Naples production facility.

In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.

The “Miscellaneous, net” caption in our Consolidated Statements of Operations includes realized gains from the sale of certain investments totaling $7.6 million in 2008 and $9.2 million in 2007.

The effective tax rate was (32.5%) in 2008 and 32.9% in 2007.

2007 compared with 2006

Operating revenues decreased in 2007 compared with 2006. Revenues were lower at our newspapers and television stations. The decline in revenues at our newspapers was attributed to lower local and classified advertising, including particularly weak real estate advertising in the Florida and California markets. Declines in revenue at our television stations were attributed to the relative absence of political advertising in 2007 compared with 2006. Additionally, our television stations generated significant revenues in 2006 from the broadcast of the Super Bowl on ABC and NBC’s coverage of the Winter Olympics.

Costs and expenses in 2007 were primarily affected by the severance costs related to voluntary separation offers that were accepted by 137 employees at our newspapers and costs incurred related to the separation SNI from the Company. In addition production and distribution cost decreased from 2006 due to fluctuations in the cost of newsprint.

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

The “Miscellaneous, net” caption in our Consolidated Statements of Operations includes realized gains from the sale of certain investments totaling $9.2 million in 2007.

The effective tax rate was 32.9% in 2007 and 46.3% in 2006.

Business Segment Results — As discussed in Note 17 to the Consolidated Financial Statements, our chief operating decision maker (as defined by FAS 131 — Segment Reporting) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from measurement of our business segment performance enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those business segments in the current period.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	For the Years Ended December 31,
	2008	Change	2007	Change	2006
	(In thousands)

Segment operating revenues:
Newspapers	$568,667	(13.6)%	$658,327	(8.1)%	$716,086
JOAs and newspaper partnerships	133	(40.9)%	225	10.8%	203
Boulder prior to formation of Colorado newspaper partnership					2,189
Television	326,860	0.3%	325,841	(10.4)%	363,506
Licensing and other	102,538	9.5%	93,633	(3.0)%	96,556
Corporate	3,594		1,520		984

Total operating revenues	$1,001,792	(7.2)%	$1,079,546	(8.5)%	$1,179,524

Segment profit (loss):
Newspapers	$71,475		$135,870	(28.2)%	$189,223
JOAs and newspaper partnerships	(15,606)		(1,235)	(83.6)%	(7,515)
Boulder prior to formation of Colorado newspaper partnership					(125)
Television	80,589	(3.9)%	83,860	(30.5)%	120,706
Licensing and other	10,437	16.2%	8,982	(27.6)%	12,403
Corporate	(42,208)	(29.0)%	(59,480)	3.0%	(57,764)
Depreciation and amortization of intangibles	(46,972)	5.1%	(44,705)	1.0%	(44,244)
Impairment of goodwill, indefinite and long-lived assets	(809,936)
Gain on formation of Colorado newspaper partnership					3,535
Equity earnings in newspaper partnership	4,143
Gains (losses) on disposal of PP&E	5,809		24		(585)
Interest expense	(10,941)	(70.5)%	(37,121)	(32.0)%	(54,561)
Separation costs	(33,506)		(257)
Write-down of investments in newspaper partnerships	(130,784)
Loss on repurchases of debt	(26,380)
Miscellaneous, net	6,888	(59.8)%	17,148		4,487

Income (loss) from continuing operations before income taxes and minority interests	$(936,992)		$103,086		$165,560

JOAs and newspaper partnership segment profit includes our share of the earnings of JOAs and certain other investments included in our consolidating operating results using the equity method of accounting. In 2008 we ceased the publication of our Albuquerque newspaper. We still have a residual interest in the JOA, but since this became a passive investment in 2008, the equity earnings from this investment are not included in segment profit from 2008 forward.

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Depreciation and amortization:
Newspapers	$23,993	$24,234	$22,697
JOAs and newspaper partnerships	1,290	1,320	1,285
Boulder prior to formation of Colorado newspaper partnership			132
Television	20,189	18,068	18,830
Licensing and other	787	475	559
Corporate	713	608	741

Total	$46,972	$44,705	$44,244

Gains (losses) on disposal of PP&E:
Newspapers	(91)	(145)	(327)
JOAs and newspaper
partnerships	(32)	(1)	32
Television	6,088	225	(243)
Licensing and other			(3)
Corporate	(156)	(55)	(44)

Gains (losses) on disposal of PP&E	$5,809	$24	$(585)

Impairment of goodwill, indefinite and long-lived assets	$809,936

Write-down of investments in newspaper partnerships	$130,784

Gain on formation of Colorado newspaper partnership			$3,535

Newspapers — We operate daily and community newspapers in 15 markets in the United States. Our newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspapers to readers.

Newspapers managed solely by us — The newspapers managed solely by us operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues and employee and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by newsprint prices and economic conditions, particularly within the retail, labor, housing and auto markets as well as the shift of advertising from newspapers to other media.

Operating results for newspapers managed solely by us were as follows:

	For the Years Ended December 31,
	2008	Change	2007	Change	2006
	(In thousands)

Segment operating revenues:
Local	$124,074	(12.9)%	$142,431	(12.3)%	$162,345
Classified	141,655	(24.4)%	187,475	(16.7)%	225,029
National	28,086	(19.6)%	34,927	(4.2)%	36,460
Online	36,768	(8.3)%	40,085	19.2%	33,636
Preprint and other	106,908	(8.3)%	116,647	(2.5)%	119,583

Newspaper advertising	437,491	(16.1)%	521,565	(9.6)%	577,053
Circulation	113,398	(4.5)%	118,696	(3.3)%	122,740
Other	17,778	(1.6)%	18,066	10.9%	16,293

Total operating revenues	568,667	(13.6)%	658,327	(8.1)%	716,086

Segment costs and expenses:
Employee compensation and benefits	252,933	(5.6)%	268,052	0.6%	266,539
Production and distribution	148,593	(4.7)%	155,910	(6.9)%	167,421
Other segment costs and expenses	95,666	(2.9)%	98,495	3.9%	94,803

Total costs and expenses	497,192	(4.8)%	522,457	(1.2)%	528,763
Hurricane recoveries, net					1,900

Contribution to segment profit	$71,475	(47.4)%	$135,870	(28.2)%	$189,223

The decrease in advertising revenues in 2008 compared with 2007 was primarily due to continued weakness in classified and local advertising in our newspaper markets particularly in real estate, automotive and employment advertising.

The decrease in advertising revenues in 2007 compared with 2006 was primarily due to weakness in classified and local advertising in our newspaper markets. Decreases in real estate and employment advertising particularly affected revenues at our Florida and California newspapers.

Circulation revenues declined in 2008 compared to 2007 and in 2007 compared to 2006 due to lower circulation volumes for both daily and Sunday copies.

Online revenues declined in 2008 due to the overall economic conditions. Online revenues increased in 2007 compared to 2006 due to higher advertising rates, resulting from increases in the audience visiting our Web sites, as well as an increase in our online product offerings. We have pursued strategic partnerships to garner larger shares of local ad dollars that are spent online. Scripps was an initial member of a consortium of newspapers that joined Yahoo in a revenue-sharing partnership that increases newspapers’ access to Web-focused marketing dollars. A similar relationship with zillow.com brings new online real estate ads to the Company’s newspapers. In addition to these and other potential partnerships, we also expect to continue expanding and enhancing our online services, through such features as streaming video and audio, to deliver our news and information content.

The decline in preprint and other revenues in 2008 compared to 2007 is due to the overall economic conditions in 2008. These products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

Employee compensation and benefit costs were increased by a $5.0 million charge for employee severance in the fourth quarter of 2008 and were increased by an $8.9 million charge recorded in the second quarter of 2007 for voluntary separation offers. Employee compensation and benefit costs decreased in 2008 as the impact of voluntary separations in 2007 reduced ongoing cost.

Production and distribution costs are primarily affected by fluctuations in newsprint and ink costs. In 2008, the year-over-year price of newsprint increased 41% while our consumption decreased by 29%. The average price of newsprint year-over-year decreased 10% in 2007 and increased 9% in 2006. The decrease in 2007 production and distribution costs is also due to a 10% decrease in newsprint consumption.

Increases in 2007 in other segment costs and expenses are attributed to increased spending in online and print initiatives, primarily in our Florida markets.

Capital expenditures include costs totaling $51 million in 2008 and $3.6 million in 2007 for the construction of a new production facility at our Naples, Florida newspaper.

Newspapers operated under Joint Operating Agreements and partnerships — The sales, production and business operations of the Denver newspapers are operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”) under the terms of a joint operating agreement (“JOA”) which expires in 2051. The other publisher in the JOA is the Denver Post, owned by MediaNews Group, Inc. Each newspaper owns 50% of the Denver JOA and shares management of the combined newspaper operations. We receive a 50% share of the Denver JOA profits.

We have a 50% interest in a newspaper partnership (“Prairie Mountain Publishing”) with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations.

In December 2008, we announced that we were seeking a buyer for the Rocky Mountain News. In February 2009, we decided to exit the Denver market and close the Rocky Mountain News after its final edition was published on February 27, 2009. Rocky Mountain News employees will remain on our payroll through April 28, 2009. We are working with MediaNews Group to formulate a plan to unwind the partnership. We intend to transfer our 50% interest in Prairie Mountain Publishing to our partner.

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper under an amended agreement with the Journal Publishing Company (“JPC”). We continue to own a 40% interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). We pay JPC an annual amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership will direct and manage the operations of the continuing Journal newspaper and we receive our share of the Partnership’s profits. When we ceased the publication of our Albuquerque newspaper our investment became passive and the equity earnings from this investment are no longer included in segment profit from 2008 forward.

Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Operating results for our JOAs and newspaper partnerships were as follows:

	For the Years Ended December 31,
	2008	Change	2007	Change	2006
	(In thousands)

Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$9,530	(50.9)%	$19,426		$8,982
Albuquerque			9,773	(8.3)%	10,655
Colorado	122		(1,188)		1,107
Other newspaper partnerships and joint ventures			(323)		323

Total equity in earnings of JOAs included in segment profit	9,652	(65.1)%	27,688	31.4%	21,067
Operating revenues of JOAs	133	(40.9)%	225	10.8%	203

Total	9,785	(64.9)%	27,913	31.2%	21,270
JOA editorial costs and expenses	25,391	(12.9)%	29,148	1.3%	28,785

Contribution to segment profit	$(15,606)		$(1,235)		$(7,515)

Our equity earnings in the Denver JOA decreased in 2008 due to significant weakness in advertising revenues and the related impact on profitability. Our editorial costs decreased in 2008 due to headcount reductions in 2007.

Additional depreciation incurred by the Denver JOA reduced our equity earnings $4.0 million in 2007 and $12.2 million in 2006.

Television — Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households. Our broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Operating results for television were as follows:

	For the Years Ended December 31,
	2008	Change	2007	Change	2006
	(In thousands)

Segment operating revenues:
Local	$180,065	(12.1)%	$204,791	1.3%	$202,238
National	86,252	(14.6)%	101,002	(3.2)%	104,366
Political	41,012		2,735		44,260
Network compensation	7,792	4.9%	7,431	36.4%	5,446
Other	11,739	18.8%	9,882	37.3%	7,196

Total segment operating revenues	326,860	0.3%	325,841	(10.4)%	363,506

Segment costs and expenses:
Employee compensation and benefits	131,444	2.2%	128,647	0.1%	128,543
Programs and program licenses	48,290	2.2%	47,231	0.1%	47,183
Production and distribution	17,245	(1.2)%	17,461	(10.4)%	19,480
Other segment costs and expenses	49,292	1.3%	48,642	2.2%	47,594

Total segment costs and expenses	246,271	1.8%	241,981	(0.3)%	242,800

Segment profit	$80,589	(3.9)%	$83,860	(30.5)%	$120,706

Revenues increased slightly in 2008 as compared with 2007. While political revenues were up compared with 2007, national and local revenues were negatively affected by weakness in automotive and retail advertising.

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

The network affiliation agreements for our ABC and NBC affiliated stations expire in 2010.

Other segment costs and expenses reflect spending to promote our stations and research costs to better understand our target audience.

Capital expenditures for each year are for the replacement of equipment related to the utilization of high-definition programming and implementation of digital television.

Discontinued Operations — Discontinued operations include SNI, and our newspaper operations in Cincinnati (See Note 4 to the Consolidated Financial Statements). In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating revenues	$804,451	$1,439,927	$1,488,335

Equity in earnings of JOAs and other joint ventures	$9,152	$35,533	$34,129

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$309,547	$152,707	$467,266
Loss on divestitures, net		(255)	(10,431)
Income taxes	(107,115)	(140,121)	(119,286)
Minority interest	(46,700)	(82,534)	(72,796)

Income (loss) from discontinued operations	$155,732	$(70,203)	$264,753

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by continuing operating activities	$88,804	$145,507	$220,442
Net cash provided by discontinued operations	462,868	331,134	7,962
Dividends paid, including to minority interests	(53,981)	(88,717)	(78,943)
Employee stock option proceeds	15,097	15,903	32,148
Excess tax benefits on stock awards	3,829	2,375	4,393
Other financing activities	2,605	(3,008)	(63)

Cash flow available for acquisitions, investments, debt repayment and share repurchase	$519,222	$403,194	$185,939

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$60,366	$(33,461)	$(10,974)
Capital expenditures	(84,101)	(53,473)	(63,337)
Repurchase Class A Common Shares	(19,031)	(57,515)	(65,323)
Decrease in long-term debt	(466,837)	(261,406)	(60,793)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, pay dividends, and repay debt. Net cash provided by operating activities for continuing operations has decreased year-over-year due primarily to the decreased operating performance of our newspaper segment. In 2008 we also incurred $33.5 million of costs related to the separation of SNI.

We believe 2009 will be a challenging year, with broad economic uncertainty and advertising weakness projected to continue, newsprint prices at historical highs, the relative lack of political advertising, and costs to complete the Naples production facility of approximately $35 million. To improve the company’s financial flexibility we have suspended our quarterly dividend.

To reduce expenses during this period of unprecedented pressure on the company’s top line, we have taken a variety of cost-saving measures. Some of the initiatives include pay reductions of 3 to 5 percent for all non-union employees at newspapers and the corporate office. These cuts are in addition to pay cuts that affected corporate executives, TV station general managers and newspaper publishers effective January 1, 2009. The company also will suspend its match of non-union employees’ contributions to 401(k) retirement savings plans, and eliminate for 2009 the portion of bonuses (for bonus-eligible employees) that is tied to segment profit performance. It is expected that the measures listed above will reduce the company’s expenses in 2009 by approximately $20 million. We also expect to freeze our pension plan in 2009.

Credit is available under a Revolving Credit Agreement (“Revolving Credit Agreement”) expiring on June 30, 2013 with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.0% to 0.5%.

The Revolving Credit Agreement includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio defined in the agreement. We must maintain a minimum of a 3.0 to 1.0 interest coverage ratio of consolidated EBITDA, as defined in the agreement, for the last four quarters to Consolidated interest expense for the same period. Maximum borrowings under the Revolving Credit Agreement is also limited to an amount equal to 3.0 times Consolidated EBITDA, adjusted for certain noncash expenses, for the last four quarters.

At December 31, 2008, the full amount ($200 million) of the Revolver was available to us under the covenants.

Based on our current projections, the amount available in 2009 will be less than the full amount of the Revolver, but, in our estimation, will be adequate to meet our anticipated requirements for the year. If we do not meet our EBITDA projections and therefore exceed our borrowing limit as defined in the Revolver covenants, we would have to seek waivers or amendments to the Revolver. Given the current financing environment, we cannot be assured of a favorable outcome.

In 2008 we were only required to make $0.3 million of contributions to our defined benefit plans. We estimate that we will be required to make contributions to our defined benefit plans of approximately $5.0 million in 2009.

In 2008, we redeemed the remaining balance of our 4.25% notes, 4.3% notes and 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.

In 2007, we repurchased $37.1 million principal amount of our 4.30% note due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million.

On April 24, 2007, we closed the sale of the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

Under a share repurchase program that was approved by the Board of Directors on October 24, 2004, we have been repurchasing our Class A Common shares over the course of the last three years to offset the dilution resulting from our stock compensation programs. Shares were repurchased at a total cost of $19.0 million in 2008, $57.5 million in 2007, and $65.3 million in 2006.

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

We may use derivative financial instruments to manage exposure to newsprint prices, interest rate and foreign exchange rate fluctuations. In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month libor rate and make payments based on a fixed rate of 3.2%. We held no newsprint or foreign currency derivative financial instruments at December 31, 2008.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition, other than the interest swap previously discussed.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2008, is as follows:

	Less than	Years	Years	Over
	1 Year	2 & 3	4 & 5	5 Years	Total
	(In thousands)

Long-term debt:
Principal amounts	$150	$348	$60,423	$245	$61,166
Interest on notes	1,123	2,198	1,617	15	4,953
Programming:
Available for broadcast	2,816	2,563	353		5,732
Not yet available for broadcast	46,459	85,672	20,159	582	152,872
Employee compensation and benefits:
Deferred compensation and benefits	4,811	9,612	9,600	3,199	27,222
Employment and talent contracts	27,487	27,630	5,503	2,500	63,120
Operating leases:
Noncancelable	7,685	10,030	8,761	12,547	39,023
Cancelable	887	1,068	405	304	2,664
Pension obligations:
Minimum pension funding	5,358	82,353	80,882	150,820	319,413
Other commitments:
Noncancelable purchase and service commitments	11,134	11,198	3,520	13,944	39,796
Capital expenditures	25,655				25,655
Other purchase and service commitments	20,211	18,711	9,548	20	48,490

Total contractual cash obligations	$153,776	$251,383	$200,771	$184,176	$790,106

In the ordinary course of business we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment, and to purchase other goods and services.

Long-Term Debt — Principal payments is the repayment of our outstanding variable rate credit facility assuming repayment will occur upon the expiration of the facility in June 2013.

Interest payments on our variable-rate credit facility assume that the outstanding balance on the facilities and the related variable interest rates remain unchanged until the expiration of the facilities in June 2013.

Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation.

We expect to enter into additional program licenses and production contracts to meet our future programming needs.

Talent Contracts — We secure on-air talent for our television stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table. Also included in the table are contracts with columnists and artists whose work is syndicated by United Media. Columnists and artists may receive fixed minimum payments plus amounts based upon a percentage of net syndication and licensing revenues resulting from the exploitation of their work. Contingent amounts based upon net revenues are not included in the table of contractual commitments.

Operating Leases — We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.

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

Pension Funding — We sponsor qualified defined benefit pension plans that cover substantially all non-union and certain union-represented employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2013-2017. While benefit payments under these plans are expected to continue beyond 2017, we believe it is not practicable to estimate payments beyond this period.

Other Compensation Plans — We have long-term compensation plans with certain employees. Amounts earned by the employees in each annual valuation period are determined by the increase in value of the business as of the valuation date in excess of base value. The value of the business at each valuation date is measured by applying a prescribed multiple to EBITDA for the prior twelve months. Amounts earned in each valuation period vest over the remaining term of the plan. Unvested amounts are subject to forfeiture in the event the requisite service is not rendered or if the value of the business declines in subsequent periods. Due to the inability to estimate payments to be made under these plans, no amounts are included in the table of contractual commitments.

Income Tax Obligations — The Contractual Obligations table does not include any reserves for income taxes recognized under FIN 48 due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2008, our reserves for income taxes totaled $19.8 million which is reflected as another long-term liability in our consolidated balance sheets. (See Note 6 to the Consolidated Financial Statements for additional information on Income Taxes).

Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2008. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2008.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at December 31, 2008.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2008			As of December 31, 2007
	Cost	Fair		Cost	Fair
	Basis	Value		Basis	Value
	(In thousands, except share data)

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$60,000	$60,000		$79,559	$79,559
3.75% notes due in 2008				39,950	39,913
4.25% notes due in 2009				86,091	84,950
4.30% notes due in 2010				112,840	110,592
5.75% notes due in 2012				184,922	185,366
Other notes	1,166	1,166		1,301	1,015

Total long-term debt including current portion	$61,166	$61,166		$504,663	$501,395

Financial instruments subject to market value risk:
Time Warner (common shares- 2007, 2,008,000)	$—	$—		$29,538	$33,152
Other available-for-sale securities				55	2,832

Total investments in publicly-traded companies				29,593	35,984
Other equity securities	7,070		(a)	8,064		(a)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2008 was a liability of $0.8 million, which is included in other liabilities.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2008. This report appears on page F-24.

BY:	/s/ Richard A. Boehne
Richare A. Boehne
President and Chief Executive Officer

/s/  Timothy E. Stautberg
Timothy E. Stautberg
Senior Vice President and Chief Financial Officer

Date: March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Cincinnati, Ohio
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and comprehensive income (loss) and shareholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109, effective January 1, 2007 and the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R) (revised 2004), Share Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio
March 2, 2009

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,376	$19,100
Short-term investments	21,130	44,831
Accounts and notes receivable (less allowances — 2008, $7,763; 2007, $4,469)	169,010	197,105
Inventory	11,952	8,446
Deferred income taxes	33,911	19,141
Assets of discontinued operations — current		602,565
Miscellaneous	44,157	35,605

Total current assets	285,536	926,793

Investments	12,720	188,216

Property, plant and equipment	427,138	386,418

Goodwill and other intangible assets:
Goodwill	215,432	1,001,053
Other intangible assets	26,464	58,840

Total goodwill and other intangible assets	241,896	1,059,893

Other assets:
Prepaid pension		8,975
Deferred income taxes	112,405
Miscellaneous	9,281	21,463

Total other assets	121,686	30,438

Assets of discontinued operations — noncurrent		1,413,534

Total Assets	$1,088,976	$4,005,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,889	$54,357
Customer deposits and unearned revenue	38,817	42,156
Accrued liabilities:
Employee compensation and benefits	38,398	46,047
Accrued income taxes	1,777	21,982
Accrued talent payable	15,981	14,490
Accrued interest	42	5,757
Miscellaneous	21,932	21,505
Liabilities of discontinued operations — current		132,069
Other current liabilities	14,748	8,439

Total current liabilities	187,584	346,802

Deferred income taxes		257,319

Long-term debt (less current portion)	61,166	504,663

Liabilities of discontinued operations — noncurrent		197,505

Other liabilities (less current portion)	245,259	106,712

Commitments and contingencies (Note 18)

Minority interests — continuing operations	3,398	3,432

Minority interests — discontinued operations		138,498

Shareholders’ equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2008 — 41,884,187 shares; 2007 — 42,140,428 shares	419	421
Voting — authorized: 60,000,000 shares; issued and
outstanding: 2008 — 11,933,401 shares; 2007 — 12,189,401 shares	119	122

Total	538	543
Additional paid-in capital	523,859	476,142
Retained earnings	200,827	1,971,848
Accumulated other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale		4,338
Pension liability adjustments	(134,293)	(57,673)
Foreign currency translation adjustment	638	55,163

Total shareholders’ equity	591,569	2,450,361

Total Liabilities and Shareholders’ Equity	$1,088,976	$4,005,292

See notes to consolidated financial statements.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Operating Revenues:
Advertising	$758,393	$841,422	$936,068
Circulation	113,398	118,696	122,961
Licensing	76,452	71,902	74,743
Other	53,549	47,526	45,752

Total operating revenues	1,001,792	1,079,546	1,179,524

Costs and Expenses:
Employee compensation and benefits	464,841	483,807	479,397
Production and distribution	224,429	227,561	243,088
Programs and program licenses	48,290	47,231	47,183
Marketing and advertising	15,350	16,014	15,635
Other costs and expenses	153,847	164,624	160,260
Separation costs	33,506	257

Total costs and expenses	940,263	939,494	945,563

Depreciation, Amortization, and (Gains) Losses:
Depreciation	43,752	41,615	41,648
Amortization of intangible assets	3,220	3,090	2,596
Impairment of goodwill, indefinite and long-lived assets	809,936
Gain on formation of Colorado newspaper partnership			(3,535)
(Gains) losses on disposal of property, plant and equipment	(5,809)	(24)	585
Hurricane recoveries, net			(1,900)

Net depreciation, amortization, and (gains) losses	851,099	44,681	39,394

Operating income (loss)	(789,570)	95,371	194,567
Interest expense	(10,941)	(37,121)	(54,561)
Equity in earnings of JOAs and other joint ventures	13,795	27,688	21,067
Write-down of investments in newspaper partnerships	(130,784)
Losses on repurchases of debt	(26,380)
Miscellaneous, net	6,888	17,148	4,487

Income (loss) from continuing operations before income taxes and minority interests	(936,992)	103,086	165,560
Provision for income taxes	(304,660)	34,057	76,123

Income (loss) from continuing operations before minority interests	(632,332)	69,029	89,437
Minority interests	(10)	447	970

Income (loss) from continuing operations	(632,322)	68,582	88,467
Income (loss) from discontinued operations, net of tax	155,732	(70,203)	264,753

Net income (loss)	$(476,590)	$(1,621)	$353,220

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$(11.69)	$1.26	$1.63
Income (loss) from discontinued operations	2.88	(1.29)	4.87

Net income (loss) per basic share of common stock	$(8.81)	$(.03)	$6.49

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	(11.69)	$1.25	$1.61
Income (loss) from discontinued operations	2.88	(1.28)	4.82

Net income (loss) per diluted share of common stock	(8.81)	$(.03)	$6.43

Weighted average shares outstanding:
Basic	54,100	54,338	54,408
Diluted	54,100	54,756	54,950

Net income (loss) per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(476,590)	$(1,621)	$353,220
Loss (income) from discontinued operations	(155,732)	70,203	(264,753)

Income (loss) from continuing operations	(632,322)	68,582	88,467
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization of intangible assets	46,972	44,705	44,244
Impairment of goodwill, indefinite and long-lived assets	940,720
Equity in earnings of JOAs and other joint ventures	(13,795)	(27,688)	(21,067)
Gain on formation of Colorado newspaper partnership			(3,535)
Deferred income taxes	(319,754)	4,835	23,744
Tax benefits from stock compensation plans	(3,829)	1,461	2,834
Stock and deferred compensation plans	34,634	20,764	24,489
Minority interests in income (loss) of subsidiary companies	(10)	447	970
Dividends received from JOAs and other joint ventures	21,694	40,605	46,608
Loss on repurchase of debt	26,380
Prepaid and accrued pension expense	5,606	(9,322)	9,658
(Gain)/loss on sale of property, plant and equipment	(5,809)	(1,108)	609
Other changes in certain working capital accounts, net	(5,873)	(14,369)	175
(Gain)/loss on sale of investments	(7,572)	(10,023)	(2,339)
Miscellaneous, net	1,762	26,618	5,585

Net cash provided by continuing operating activities	88,804	145,507	220,442
Net cash provided by discontinued operating activities	243,747	449,904	334,498

Net operating activities	332,551	595,411	554,940

Cash Flows from Investing Activities:
Purchase of subsidiary companies, minority interest, and long-term investments		(2,096)	(25,090)
Proceeds from formation of Colorado newspaper partnership, net of transaction costs			20,029
Proceeds from sale of property, plant and equipment	169	5,799	2,706
Additions to property, plant and equipment	(84,101)	(53,473)	(63,337)
Decrease (increase) in short-term investments	23,701	(41,959)	9,928
Proceeds from sale of long-term investments	37,184	10,594	4,188
Increase in investments	(688)	(1,350)	(1,101)
Miscellaneous, net		(84)	2,445

Net cash used in continuing investing activities	(23,735)	(82,569)	(50,232)
Net cash used in discontinued investing activities	(38,799)	(41,898)	(291,269)

Net investing activities	(62,534)	(124,467)	(341,501)

Cash Flows from Financing Activities:
Payments on long-term debt	(544,820)	(261,406)	(60,793)
Increase in long-term debt	100,500
Bond redemption premium payment	(22,517)
Dividends paid	(53,957)	(88,205)	(76,806)
Dividends paid to minority interests	(24)	(512)	(2,137)
Repurchase Class A Common shares	(19,031)	(57,515)	(65,323)
Proceeds from employee stock options	15,097	15,903	32,148
Excess tax benefits from stock compensation plans	3,829	2,375	4,393
Miscellaneous, net	2,605	(3,008)	(63)

Net cash used in continuing financing activities	(518,318)	(392,368)	(168,581)
Net cash provided by (used in) discontinued financing activities	257,920	(76,872)	(35,267)

Net financing activities	(260,398)	(469,240)	(203,848)

Effect of exchange rate changes on cash and cash equivalents	(75)	(522)	1,616

Change in cash — discontinued operations	(23,268)	6,429	(13,030)

Increase (decrease) in cash and cash equivalents	(13,724)	7,611	(1,823)
Cash and cash equivalents:
Beginning of year	19,100	11,489	13,312

End of year	$5,376	$19,100	$11,489

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) and Shareholders’ Equity

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Stock	Retained	Comprehensive	Shareholders’
	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands, except share data)

As of December 31, 2005	$546	$364,507	$3,194	$1,930,994	$(12,162)	$2,287,079
Comprehensive income:
Net income				353,220		353,220

Unrealized gains (losses) on investments, net of tax of ($3,244)					5,696	5,696
Adjustment for losses (gains) in income, net of tax of $6					(11)	(11)

Change in unrealized gains (losses) on investments					5,685	5,685
Minimum pension liability, net of tax of ($1,397)					2,180	2,180
Currency translation adjustment, net of tax of $196					45,282	45,282

Total comprehensive income						406,367

Adoption of FAS 158, net of tax of $22,210					(38,493)	(38,493)
Adoption of FAS 123(R)		3,194	(3,194)
Dividends: declared and paid — $1.41 per share				(76,806)		(76,806)
Repurchase 466,667 Class A Common shares	(5)	(3,785)		(61,533)		(65,323)
Compensation plans, net: 454,655 shares issued; 26,672 shares repurchased; 1,205 shares forfeited	4	61,380				61,384
Tax benefits of compensation plans		7,227				7,227

As of December 31, 2006	545	432,523		2,145,875	2,492	2,581,435
Comprehensive loss:
Net loss				(1,621)		(1,621)

Unrealized gains (losses) on investments, net of tax of $3,519					(6,218)	(6,218)
Adjustment for losses (gains) in income, net of tax of $19					(35)	(35)

Change in unrealized gains (losses) on investments					(6,253)	(6,253)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(862)					2,326	2,326
Actuarial adjustment of prior service costs, actuarial losses, and transition obligations, net of tax of $3,524					(9,514)	(9,514)
Equity in investee’s adjustments for FAS 158, net of tax of ($2,641)					4,378	4,378
Currency translation adjustment, net of tax of ($1,185)					8,399	8,399

Total comprehensive loss						(2,285)

Adoption of Fin 48				(30,869)		(30,869)
Dividends: declared and paid — $1.62 per share				(88,205)		(88,205)
Repurchase 433,333 Class A Common shares	(4)	(4,179)		(53,332)		(57,515)
Compensation plans, net: 268,190 shares issued; 18,802 shares repurchased; 533 shares forfeited	2	43,962				43,964
Tax benefits of compensation plans		3,836				3,836

As of December 31, 2007	543	476,142		1,971,848	1,828	2,450,361
Comprehensive loss:
Net loss				(476,590)		(476,590)

Unrealized gains (losses) on investments, net of tax of $79					(682)	(682)
Adjustment for losses (gains) in income, net of tax of $1,968					(3,655)	(3,655)

Change in unrealized gains (losses) on investments					(4,337)	(4,337)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $1,374					2,288	2,288
Actuarial adjustment of prior service costs, actuarial losses, and transition obligations, net of tax of $57,379					(92,927)	(92,927)
Equity in investee’s adjustments for FAS 158, net of tax of $55					(100)	(100)
Currency translation adjustment, net of tax of $307					195	195

Total comprehensive loss						(571,471)

Dividends: declared and paid — $.99 per share				(53,957)		(53,957)
Spin-off of SNI				(1,234,701)	(40,602)	(1,275,303)
Repurchase 1,213,333 Class A Common shares	(12)	(13,246)		(5,773)		(19,031)
Compensation plans, net: 874,264 shares issued; 15,897 shares repurchased; 162,402 shares forfeited	7	37,545				37,552
Stock modification charge		19,589				19,589
Tax benefits of compensation plans		3,829				3,829

As of December 31, 2008	$538	$523,859	$	$200,827	$(133,655)	$591,569

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

Nature of Operations — We are a diverse media concern with interests in newspaper publishing, television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, JOAs and newspaper partnerships, and Television. Additional information for our business segments is presented in Note 17.

Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position.

Approximately 76% of our operating revenues are derived from marketing services, including advertising. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

We purchase newsprint for ourselves as well as place orders for other newspapers. Beginning in 2009 credit risk for newsprint shipped to other newspapers is retained by the newsprint vendor. Prior to 2009, we retained credit risk for newsprint shipments to other newspapers. At December 31, 2008, we had $29.2 million of accounts receivable outstanding from these other newspapers. As of the date of the issuance of these financial statements we have collected all of the outstanding balance.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

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

Consolidation — The consolidated financial statements include the accounts of The E. W. Scripps Company and its majority-owned subsidiary companies. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20%-to-50%-owned companies and in all 50%-or-less-owned joint ventures and partnerships are accounted for using the equity method. We do not hold any interests in variable interest entities.

Losses attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Operations to the extent of the basis of the non-controlling investment in the subsidiary company. Losses in excess of that basis (“excess losses”) are allocated entirely to us. Subsequent profits are allocated entirely to us until such excess losses are recovered. All other profits attributable to non-controlling interests in subsidiary companies are included in minority interest in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Newspaper Joint Operating Agreements (“JOA”) — We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Operations. The related editorial costs and expenses are included within costs and expenses in our Consolidated Statements of Operations.

Foreign Currency Translation — Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of applicable income taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in Miscellaneous, net in the Consolidated Statements of Operations. Foreign exchange gains totaled $0.6 million in 2008, $0.4 million in 2007 and $0.3 million in 2006.

Revenue Recognition — Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time any associated deferred revenues would also be recognized. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

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

Broadcast advertising contracts may guarantee the advertiser a minimum audience for the programs in which their advertisements are broadcast over the term of the advertising contracts. We provide the advertiser

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage shortfall in audience size. If we determine we have not delivered the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

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

Cash Equivalents and Short-term Investments — Cash-equivalent investments represent debt instruments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash-equivalent and short-term investments are carried at cost plus accrued income, which approximates fair value.

Inventories — Inventories are stated at the lower of cost or market. The cost of inventories is computed using the first in, first out (“FIFO”) method.

Trade Receivables — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Allowances for credit losses are generally based upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.

Investments — We may have investments in both public and private companies. Investment securities can be impacted by various market risks, including interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term. Such changes could materially affect the amounts reported in our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Equipment — Property, plant and equipment, which includes internal use software, is carried at historical cost less depreciation. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Leasehold improvements	Shorter of term of lease or useful life
Printing presses	30 years
Other newspaper production equipment	5 to 15 years
Television transmission towers and related equipment	15 years
Other television and program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

Programs and Program Licenses — Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other noncurrent liabilities. The carrying value of our program rights liabilities approximate fair value.

Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill represents the cost of acquisitions in excess of the acquired businesses’ tangible assets and identifiable intangible assets.

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

In accordance with Financial Accounting Standard No. 142 — Goodwill and Other Intangible Assets (“FAS 142”), goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

In accordance with FAS 142, goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are newspapers and television.

Amortizable Intangible Assets — Television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. These network affiliation relationships are being amortized on a straight-line basis over estimated useful lives of 20 to 25 years.

Customer lists and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets — In accordance with SFAS 144 — Accounting for the Impairment and Disposal of Long-Lived Assets, long-lived assets (primarily property, plant and equipment and amortizable intangible assets) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraisals. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insured Risks — We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Third-party administrators are used to process claims. Estimated liabilities for unpaid claims, which totaled $20.2 million and $25.5 million at December 31, 2008 and 2007, respectively are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Income Taxes — Consolidated subsidiary companies include general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the non-controlling partners’ share of the income (loss) of those consolidated subsidiary companies.

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

Production and Distribution — Production and distribution costs include costs incurred to produce and distribute our newspapers and other publications to readers, and other costs incurred to provide our products and services to consumers. These costs are expensed as incurred.

Marketing and Advertising Costs — Marketing and advertising costs include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Risk Management Contracts — We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use derivative financial instruments to limit the impact of newsprint, interest rate or foreign exchange rate fluctuations on our earnings and cash flows.

Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 19. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Per Share — The following table presents information about basic and diluted weighted-average shares outstanding:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Basic weighted-average shares outstanding	54,100	54,338	54,408
Effect of dilutive securities:
Unvested restricted stock and share units held by employees		77	80
Stock options held by employees and directors		341	462

Diluted weighted-average shares outstanding	54,100	54,756	54,950

Anti-dilutive stock securities	12,896	2,345	678

Share Split — On July 15, 2008, the holders of our Common Voting Shares and Class A Common Shares approved a 1-for-3 reverse split by means of an amendment to the Company’s Articles of Incorporation pursuant to which: (i) each issued and outstanding Common Voting Share was reclassified and changed into one-third (1/3) of a Common Voting Share, (ii) each issued and outstanding Class A Common Share was reclassified and changed into one-third (1/3) of a Class A Common Share, and (iii) the Company’s stated capital account was reduced proportionately. Any fractional interest in a Common Voting Share or Class A Common Share that existed after giving effect to the amendment was paid in cash. All share and per share amounts in our Condensed Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the reverse share split for all periods presented.

2.	Accounting Changes and Recently Issued Accounting Standards

Accounting Changes — During 2006, we adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB statements No. 87, 88, 106 and 132(R). FAS 158 required us to recognize the over- or under-funded status of each of our pension and postretirement plans in our balance sheet. The standard did not change the manner in which plan liabilities or periodic expense is measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50%-likelihood of being realized.

The provisions of FIN 48 were effective for our financial statements as of the beginning of our 2007 fiscal year. See Note 6 to the Consolidated Financial Statements.

Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”), Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, we will delay application of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements. See Note 13, Fair Value Measurement, for additional information.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 were effective as of the beginning of our 2008 fiscal year and did not have any impact to our statement of financial position, earnings or cash flows upon adoption.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of the EITF in 2008 did not have a material impact to our statement of financial position, earnings or cash flows upon adoption.

In December 2007, the SFASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. SFAS 160 will change the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interest and classified as a component of shareholders equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. We do not expect a material impact to our statement of financial position, earnings or cash flows upon adoption.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period earnings per share data will be adjusted retrospectively. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 requires disclosure regarding the objectives and strategies for using derivative instruments and additional disclosures on how the instruments impact the company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial position, results of operations and cash flows. SFAS.161 is effective for us in 2009 and will have no impact on our financial statements other than additional disclosures.

3.	Acquisitions

2007 — In the second quarter of 2007, we acquired newspaper publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million.

2006 — In the first and second quarters of 2006, we acquired an additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper for total consideration of $22.4 million. We also acquired a newspaper publication for total consideration of $0.7 million. In the third quarter of 2006, we acquired newspapers and other publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million.

The following table summarizes the fair values of the assets acquired and the liabilities assumed for our 2006 Newspapers acquisitions. The allocation of these purchase prices reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

(In thousands)

Accounts receivable	$91
Property, plant and equipment	5
Amortizable intangible assets	8,468
Goodwill	14,318

Total assets acquired	22,882
Current liabilities	(97)
Minority interest	2,305

Net purchase price	$25,090

Pro forma results are not presented for the acquisitions completed during 2006 and 2007 because the combined results of operations would not be significantly different from reported amounts.

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

As a result of the spin-off, SNI has been presented as discontinued operations in our financial statements for all periods presented.

In connection with the Separation, the following agreements between Scripps and SNI became effective:

•	Separation and Distribution Agreement

•	Transition Services Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transition Services Agreement

The Transition Services Agreement provides for EWS and SNI to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. EWS will provide services or support to SNI, including information technology, human resources, accounting and finance, and facilities. SNI will provide information technology support and services. In 2008 we were paid $2.8 million from SNI and we paid SNI $1.6 million under these agreements.

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

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of EWS and SNI with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally EWS and SNI will be responsible for income taxes for periods before the spin-off for their respective businesses. At December 31, 2008 we have a $16.3 million receivable from SNI for their portion of taxes for prior years, which is included in other current assets.

Other Agreements

EWS and SNI have also entered into various other agreements that have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

Other Discontinued Operations

Our Cincinnati JOA with Gannett Co. Inc. was not renewed when the agreement terminated on December 31, 2007. In connection with the termination of the JOA, we ceased publication of our Cincinnati Post and Kentucky Post newspapers that participated in the Cincinnati JOA.

In June 2006, we sold our Shop At Home television network to Jewelry Television for $17 million in cash. We also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations. On December 22, 2006, we closed the sale of the three stations located in San Francisco, CA, Canton, OH and Wilson, NC for $109 million in cash. The sale of the two remaining stations located in Lawrence, MA, and Bridgeport, CT closed on April 24, 2007, for $61 million in cash.

In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have been excluded from segment results for all periods presented.

Operating results of our discontinued operations were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating revenues	$804,451	$1,439,927	$1,488,335

Equity in earnings of JOAs and other joint ventures	$9,152	$35,533	$34,129

Income from discontinued operations:
Income (loss) from discontinued operations, before tax	$309,547	$152,707	$467,266
Loss on divestitures, net		(255)	(10,431)
Income taxes	(107,115)	(140,121)	(119,286)
Minority interest	(46,700)	(82,534)	(72,796)

Income (loss) from discontinued operations	$155,732	$(70,203)	$264,753

The Company incurred certain non-recurring costs directly related to the spin-off of SNI of $48.2 million for the year ending December 31, 2008. Investment banking fees, legal, accounting and other professional and consulting fees, $14.7 million were allocated to discontinued operations in the Consolidated Statements of Operations. All remaining amounts ($33.5 million) are recorded in earnings from continuing operations.

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed previously, on July 1, 2008, the Company completed the spin-off of SNI through a tax-free stock dividend to its shareholders. The following table presents summary information of the net assets distributed on July 1, 2008.

(In thousands)

Assets:
Total current assets	$429,824
Property, plant and equipment, net	182,122
Goodwill and intangible assets	783,626
Other assets	658,641

Total assets distributed	$2,054,213

Liabilities:
Total current liabilities	$134,876
Deferred income taxes	142,468
Long-term debt	325,000
Other liabilities	47,551
Minority interest	129,015

Total liabilities distributed	778,910

Net assets distributed	$1,275,303

In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of businesses held for sale, that have been spun off, or that have ceased operations are presented as discontinued operations within our results of operations. These businesses have also been excluded from segment results for all periods presented.

5.	Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations was affected by the following:

2008 — Separation costs increased loss from continuing operations by $33.5 million for the year.

During the year we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill, a $11.4 million charge to reduce the carrying value of our FCC license and a $19.6 million charge to write-down the carrying value of long-lived assets, primarily a network affiliation agreement. We also recorded a non-cash charge of $130.8 million to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnership to our share of the estimated fair value of their net assets. The impairment charges increased loss from continuing operations by $940.7 million in the year-to-date period.

In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.

Investment results

Investment results, reported in the caption “Miscellaneous, net” in our Consolidated Statements of Operations, include realized gains from the sale of certain investments of $7.6 million and $9.2 million in 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Involuntary separation agreements

In the fourth quarter of 2008 we initiated an involuntary plan to reduce the workforce by 350 employees at substantially all of our newspapers. We incurred $5.0 million for severance-related costs, which was substantially paid in the fourth quarter.

Voluntary separation agreements

A majority of our newspapers offered voluntary separation plans to eligible employees during 2007. In connection with the acceptance of the offer by 137 employees, we accrued severance-related costs of $8.9 million in 2007. Cash expenditures related to these separation plans were $7.2 million through 2007.

Denver newspaper production facilities

In 2005, the management committee of the Denver Newspaper Agency (“DNA”) approved plans to consolidate DNA’s newspaper production facilities. As a result, assets used in certain of the existing facilities will be retired earlier than previously estimated. The reduction in these assets’ estimated useful lives increased DNA’s depreciation expense beginning in the third quarter of 2005. The increased depreciation resulted in a decrease in our equity in earnings from JOAs of $4.0 million in 2007 and $12.2 million in 2006.

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

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$6,606	$20,738	$41,173
State and local	4,838	8,992	10,993
Foreign	1,398	354	473

Total	12,842	30,084	52,639
Tax benefits of compensation plans allocated to additional paid-in capital	3,605	3,836	7,227

Total current income tax provision	16,447	33,920	59,866

Deferred:
Federal	(361,785)	(3,192)	3,503
Other	(17,681)		12,754

Total	(379,466)	(3,192)	16,257
Deferred tax allocated to other comprehensive income	58,359	3,329

Total deferred income tax provision	(321,107)	137	16,257

Provision for income taxes	$(304,660)	$34,057	$76,123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the Years Ended December 31,
	2008	2007	2006

Statutory rate	(35.0%)	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	(1.8)	4.9	4.5
Permanent item — Goodwill Impairment	3.9
Section 199 — Production Activities Deduction	(0.1)	(0.9)	(0.3)
International rate differential		0.1	0.1
Miscellaneous	0.5	(6.2)	7.0

Effective income tax rate	(32.5%)	32.9%	46.3%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
	2008	2007
	(In thousands)

Temporary differences:
Property, plant and equipment	$(41,856)	$(41,301)
Goodwill and other intangible assets	39,247	(205,030)
Investments, primarily gains and losses not yet recognized for tax purposes	31,264	(33,424)
Programs and program licenses
Accrued expenses not deductible until paid	7,081	7,308
Deferred compensation and retiree benefits not deductible until paid	104,623	25,424
Other temporary differences, net	6,089	4,546

Total temporary differences	146,448	(242,477)
State and foreign net operating loss carryforwards	11,654	10,838
Valuation allowance for state deferred tax assets	(11,786)	(6,539)

Net deferred tax asset (liability)	$146,316	$(238,178)

Total state operating loss carryforwards were $357 million at December 31, 2008. Our state tax loss carryforwards expire between 2009 and 2026. Because separate state income tax returns are filed for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)

Gross unrecognized tax benefits at January 1, 2007	$66,200
Increases in tax positions for prior years	500
Decreases in tax positions for prior years	(5,100)
Increases in tax positions for current year	14,900
Settlements	—
Lapse in statute of limitations	(8,100)

Gross unrecognized tax benefits at December 31, 2007	68,400

Increases in tax positions for prior years	30
Decreases in tax positions for prior years	(1,700)
Increases in tax positions for current year	5,800
Settlements	(1,400)
Lapse in statute of limitations	(220)
Transfer of gross unrecognized tax benefits due to spin-off of SNI	(48,200)

Gross unrecognized tax benefits at December 31, 2008	$22,710

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $16.8 million at December 31, 2008 and $45.7 million at December 31, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2008, we had accrued interest related to unrecognized tax benefits of $4.4 million compared to $12.6 million at December 31, 2007.

Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The liability for uncertain tax positions includes $3.1 million for amounts for which we would be indemnified by SNI.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2008, our 2005 and 2006 were being examined by the Internal Revenue Service (IRS). The Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2005.

In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.0 million.

7.	Joint Operating Agreements and Partnerships

In Denver, our Rocky Mountain News newspaper is operated pursuant to the terms of a joint operating agreement (“JOA”), which expires in 2051. The other publisher in the JOA is the Denver Post, owned by MediaNews Group, Inc. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws, permitting competing newspapers in a market to combine their sales, production and business operations in order to reduce aggregate expenses and take advantage of economies of scale, thereby allowing the continuing operation of both newspapers in that market. Each newspaper in a JOA maintains a separate and independent editorial operation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of a JOA, operating profits earned from the combined newspaper operations are distributed to the partners in accordance with the terms of the joint operating agreement. We receive a 50% share of the Denver JOA profits.

In 2006, we formed a newspaper partnership (Prairie Mountain Publishing) with MediaNews Group, Inc. that operates certain of both companies’ newspapers in Colorado, including their editorial operations. We have a 50% interest in the partnership.

In December 2008, we announced that we were seeking a buyer for the Rocky Mountain News and that if we did not find a buyer we would consider other options. In February 2009 we announced our decision to exit the Denver market and to close the Rocky Mountain News after its final edition was published on February 27, 2009. Rocky Mountain News employees will remain on our payroll through April 28, 2009. We are working with MediaNews Group to formulate a plan to unwind the partnership. We also expect to transfer our 50% interest in Prairie Mountain Publishing to our partner.

In the third quarter of 2007, we announced that we were seeking a buyer for The Albuquerque Tribune and intended to close the newspaper if a qualified buyer was not found. In February 2008, we announced that the closure of the newspaper and the Albuquerque Tribune published its final edition on February 23, 2008. We also reached an agreement with the Journal Publishing Company, the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper following the closure of our newspaper. Under an amended agreement with the Journal Publishing Company, we will continue to own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”). The Partnership will direct and manage the operations of the continuing Journal newspaper and we will receive a share of the Partnership’s profits commensurate with our residual interest.

Our share of the operating profit (loss) of JOAs and newspaper partnerships are reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

8.	Investments

Investments consisted of the following:

	As of December 31,
	2008	2007
	(In thousands, except share data)

Securities available for sale (at market value):
Time Warner (common shares- 2007, 2,008,000)	$—	$33,152
Other available-for-sale securities	—	2,832

Total available-for-sale securities	—	35,984
Denver JOA	—	115,878
Colorado newspaper partnership	5,000	27,494
Joint ventures	650	796
Other equity securities	7,070	8,064

Total investments	$12,720	$188,216

Unrealized gains on securities available for sale	$—	$6,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments available for sale represent securities in publicly-traded companies and are recorded at fair value. Fair value is based upon the closing price of the security on the reporting date.

Other equity securities include securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at December 31, 2008 and 2007. There can be no assurance we would realize the carrying values of these securities upon their sale.

In 2008 we recorded a $1.6 million non-cash charge to write-down our other equity securities.

9.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)

Land and improvements	$68,410	$67,690
Buildings and improvements	234,279	205,172
Equipment	534,275	527,497
Computer software	47,633	50,758

Total	884,597	851,117
Accumulated depreciation	457,459	464,699

Net property, plant and equipment	$427,138	$386,418

Included in Building and Improvements and Equipment is $32.2 million and $18.9 million of construction in progress for our new production facility in Naples, Florida. In 2008 and 2007 $1.9 million and $0.2 million, respectively, of interest was capitalized for this long-term construction project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)

Goodwill	$215,432	$1,001,053

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	5,641	26,748
Customer lists	12,794	12,794
Other	6,193	6,193

Total carrying amount	24,628	45,735

Accumulated amortization:
Television network affiliation relationships	(1,310)	(3,582)
Customer lists	(6,919)	(5,143)
Other	(4,130)	(3,792)

Total accumulated amortization	(12,359)	(12,517)

Net amortizable intangible assets	12,269	33,218

Other indefinite-lived intangible assets:
FCC licenses	14,195	25,622

Total other intangible assets	26,464	58,840

Total goodwill and other intangible assets	$241,896	$1,059,893

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with our 2008 annual impairment test for indefinite lived assets we determined that the carrying value of the FCC license for our Lawrence, Kansas, television station exceeded its fair value. We recorded an $11.4 million non-cash charge to write-down the FCC license to fair value.

We also determined that we had indicators of impairment in the fourth quarter 2008 for the long-lived assets of our Baltimore television station and recorded an $18 million charge to write-down the carrying value of the network affiliation agreement to fair value.

Activity related to goodwill by business segment was as follows:

			Licensing
	Newspapers	Television	and Other	Total
	(In thousands)

Goodwill:
Balance as of December 31, 2006	$777,902	$219,367	$18	$997,287
Business acquisitions	998			998
Other adjustments	6,721	(3,953)		2,768

Balance as of December 31, 2007	785,621	215,414	18	1,001,053
Business acquisitions
Impairment of newspaper goodwill	(778,900)			(778,900)
Other adjustments	(6,721)			(6,721)

Balance as of December 31, 2008	$—	$215,414	$18	$215,432

Estimated amortization expense of intangible assets for each of the next five years is $1.7 million in 2009, $1.5 million in 2010, $1.4 million in 2011, $1.0 million in 2012, $0.8 million in 2013 and $5.9 million in later years.

11.	Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)

Variable-rate credit facilities	$60,000	$79,559
3.75% notes due in 2008		39,950
4.25% notes due in 2009		86,091
4.30% notes due in 2010		112,840
5.75% notes due in 2012		184,922
Other notes	1,166	1,301

Total long-term debt	$61,166	$504,663

Fair value of long-term debt*	$61,166	$501,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On June 30, 2008, the existing credit agreement we had was cancelled and we entered into a new Revolving Credit Agreement (“Revolving Credit Agreement”) expiring on June 30, 2013 with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.5%. The weighted-average interest rate on borrowings under the Variable-Rate Credit Facilities was 2.8% at December 31, 2008 and 4.9% at December 31, 2007.

The Revolving Credit Agreement includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. We must maintain a minimum of a 3.0 to 1.0 interest coverage ratio of Consolidated EBITDA, as defined in the agreement, for the last four quarters to Consolidated interest expense for the same period. EBITDA is adjusted for unusual and non-recurring non-cash charges and non-cash compensation expenses arising from share based equity awards. Maximum borrowings under the Revolving Credit Agreement is limited to 3.0 times Consolidated EBITDA, adjusted for certain noncash expenses, for the last four quarters. At December 31, 2008, the full amount of the Revolving Credit Agreement was available to us.

Based on our current projections, the amount available in 2009 will be less than the full amount of the Revolver, but, in our estimation, will be adequate to meet our anticipated requirements for the year. If we do not meet our EBITDA projections and therefore exceed our borrowing limit as defined in the Revolver covenants, we would have to seek waivers or amendments to the Revolver. Given the current financing environment, we cannot be assured of a favorable outcome.

The scheduled $40 million principal payment on our 3.75% notes was made in the first quarter of 2008. In June 2008, we redeemed the remaining balance of the 4.25% notes, the 4.3% notes, and the 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.

During 2007, we repurchased $37.1 million principal amount of our 4.30% notes due in 2010 for $35.8 million and repurchased $14.6 million principal amount of our 5.75% note due in 2012 for $14.5 million.

As of December 31, 2008 and 2007, we had outstanding letters of credit totaling $8.3 million and $8.2 million, respectively.

Capitalized interest was $1.9 million in 2008 and $0.2 million in 2007.

In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2008 was $0.8 million liability. For the year ended December 31, 2008 $0.8 million of losses on this derivative were recorded in other income (expense).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Liabilities

Other liabilities consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)

Employee compensation and benefits	$22,412	$28,506
Liability for pension benefits	183,631	39,001
Fin 48 tax liability	19,840	18,037
Other	19,376	21,168

Other liabilities (less current portion)	$245,259	$106,712

13.	Fair Value Measurement

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the standard to non-recurring, non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	December 31, 2008
	Total	Level 1		Level 2		Level 3
	(In thousands)

Assets:
Short-term investments	$21,130		$21,130	$		$
Liabilities:
Interest rate swap	$840	$			$840	$

14.	Minority Interests

Minority interests include non-controlling interests of approximately 4% in the capital stock of the subsidiary company that publishes our Memphis newspaper and approximately 6% in the capital stock of the subsidiary company that publishes our Evansville newspaper. The capital stock of these companies does not provide for or require the redemption of the non-controlling interests by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Other changes in certain working capital accounts, net:
Accounts receivable	$28,095	$5,346	$14,205
Inventories	(3,506)	411	2,171
Accounts payable	1,532	2,615	(36,054)
Accrued income taxes	(20,205)	(7,927)	18,303
Accrued employee compensation and benefits	(7,888)	(44)	(3,267)
Accrued interest	(5,715)	(5,093)	10,850
Other accrued liabilities	(5,943)	(801)	7,271
Other, net	7,757	(8,876)	(13,304)

Total	$(5,873)	$(14,369)	$175

Information regarding supplemental cash flow disclosures is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental
Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$18,520	$41,088	$51,490

Income taxes paid continuing operations	$102,393	$164,393	$167,267
Income taxes paid (refunds received) discontinued operations	(1,978)	15,952	(22,789)

Total income taxes paid	$100,415	$180,345	$144,478

16.	Employee Benefit Plans

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

In February 2009, we announced that we would freeze benefits under our defined benefit pension plans for all non-union employees during 2009.

Substantially all non-union and certain union employees are also covered by a company-sponsored defined contribution plan. We match a portion of employees’ voluntary contributions to this plan. In February 2009, we announced that employer matching contributions would be suspended for the final three quarters of 2009.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Service cost	$20,518	$18,633	$18,370
Interest cost	30,777	26,792	24,991
Expected return on plan assets, net of expenses	(36,748)	(35,355)	(33,039)
Amortization of prior service cost	882	585	482
Amortization of actuarial (gain)/loss	1,765	470	4,225
Curtailment/Settlement losses	131		819
Special termination benefits		44	700

Total for defined benefit plans	17,325	11,169	16,548
Multi-employer plans	675	1,263	592
SERP	8,955	6,815	5,463
Defined contribution plans	7,386	8,370	8,063

Net periodic benefit cost	34,341	27,617	30,666
Allocated to discontinued operations	(7,893)	(8,785)	(7,435)
SNI employee participation, post-spin	(5,936)

Net periodic benefit cost — continuing operations	$20,512	$18,832	$23,231

The curtailment, settlement and special termination costs incurred in 2006 are primarily attributed to the divestiture of our Shop At Home business and related severance of employees.

Pursuant to the Employees Matters Agreement, employees of SNI continued to participate in our pension plans for the period July 1, 2008 (spin-off) until December 31, 2008. Pension expense for SNI for the first half of 2008 is included in discontinued operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current year actuarial gain/(loss)	$(151,414)	(9,240)	N/A
Curtailment effects	1,011	289	N/A
Amortization of actuarial gain/(loss)	(1,765)	470	N/A
Current year prior service (credit)/cost	2,023	(510)	N/A
Amortization of prior service credit/(cost)	(882)	585	N/A

Total	$(151,027)	$(8,406)

In addition to the amounts summarized above, amortization on actuarial losses of $2.8 million and $2.4 million were recorded through other comprehensive income in 2008 and 2007 and $0.3 million of estimated prior service credits were recorded through other comprehensive income in 2008 and 2007, respectively, related to our SERP plan. A current year actuarial gain of $7.8 million was recognized in 2008 and a loss of $3.6 million in 2007 was recognized related to our SERP plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in determining the annual retirement plans expense were as follows:

	2008	2007	2006

Used to determine annual expense:
Discount rate	6.25%	6.00%	5.75%
Long-term rate of return on plan assets	7.50%	8.25%	8.25%
Increase in compensation levels	4.80%	5.00%	4.50%

The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods.

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

Information related to our pension plan asset allocations by asset category were as follows:

		Percentage of
		Plan
	Target	Assets as of
	Allocation	December 31,
	2009	2008	2007

US equity securities	40%	50%	53%
Non-US equity securities	11	12	13
Fixed-income securities	49	38	34

Total	100%	100%	100%

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

The company is beginning the process of transitioning the defined benefit plan assets from a 65/35% equity/fixed income allocation to a “liability-driven investing” (LDI) approach. The rationale for this change is to more closely align the duration of the plan liabilities with the returns and duration of the assets. This will ultimately reduce volatility in the funded status of the plan. Volatility in the funded status is caused by differences in the discount rate used to value plan liabilities and returns on plan assets. We intend to institute this change gradually over the next 24-months in order to allow for an orderly transition and some return to normalcy in the markets. At the end of the process, the plan assets will be 75% in long duration fixed income products and 25% in return-seeking assets to allow for some protection from inflation and growth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status — Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

	For the Years Ended December 31,
	Defined Benefit Plans			SERP
	2008		2007	2008	2007
	(In thousands)

Accumulated benefit obligation		$414,081	$407,382	$22,596	$41,490

Change in projected benefit obligation:
Projected benefit obligation at beginning of year		$472,686	$439,249	$50,972	$44,955
Service cost		20,518	18,633	3,016	2,035
Interest cost		30,777	26,792	3,420	2,648
Benefits paid		(20,605)	(18,902)	(2,380)	(2,243)
Actuarial losses (gains)		(2,012)	6,649	(7,762)	3,577
Plan amendments		2,023	510
Acquisitions/Divestitures		(48,744)		(22,897)
Curtailments/Settlements		(1,000)	(289)
Special termination benefits			44

Projected benefit obligation at end of year		453,643	472,686	24,369	50,972

Plan assets:
Fair value at beginning of year		453,498	436,792
Actual return on plan assets		(116,679)	32,764
Company contributions		263	2,844	2,380	2,243
Benefits paid		(20,605)	(18,902)	(2,380)	(2,243)
Acquisitions/Divestitures		(24,340)

Fair value at end of year		292,137	453,498

Funded status		$(161,506)	$(19,188)	$(24,369)	$(50,972)

Amounts recognized as assets and liabilities in Consolidated Balance Sheets:
Noncurrent assets	$		$8,975
Current liabilities				$(2,259)	$(1,593)
Noncurrent liabilities		(161,506)	(16,029)	(22,110)	(23,481)
Liabilities of discontinued operations — current					(1,083)
Liabilities of discontinued operations — noncurrent			(12,134)		(24,815)

Total		$(161,506)	$(19,188)	$(24,369)	$(50,972)

Amounts recognized in accumulated other comprehensive
income consist of:
Unrecognized net actuarial loss		$196,183	$56,719	$11,657	$27,629
Unrecognized prior service cost (credit)		4,675	4,702	(1,243)	(2,046)

Total		$200,858	$61,421	$10,414	$25,583

For our defined benefit pension plans, we expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $17.5 million for the net actuarial loss and $0.7 million for the prior service costs during 2009. The estimated actuarial loss for our non-qualified SERP plan that will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be amortized from accumulated other comprehensive income into net period benefit costs during 2009 is $1.1 million. The estimated prior service credit for our SERP plan that will be recognized in net periodic benefit costs in 2009 is $(0.2) million.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	For the Years Ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
	(In thousands)

Accumulated benefit obligation	$393,968	$33,081	$21,825	$41,490
Projected benefit obligation	435,072	33,525	24,369	50,972
Fair value of plan assets	273,550	30,863	—

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	For the Years Ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
	(In thousands)

Projected benefit obligation	$435,072	$447,177	$24,369	$50,972
Fair value of plan assets	273,550	419,016

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2008	2007	2006

Discount rate	6.25%	6.25%	6.00%
Increase in compensation levels	3.40%	4.80%	5.00%

We anticipate contributing $3.3 million to fund current benefit payments for our non-qualified SERP plan in 2009. We have met the minimum funding requirements for our qualified defined benefit pension plans. Minimum funding requirements for these plans in 2009 are anticipated to be $2.0 million.

Estimated future benefit payments expected to be paid for the next ten years are $20.3 million in 2009, $21.1 million in 2010, $21.7 million in 2011, $23.0 million in 2012, $24.3 million in 2013 and a total of $151 million for the five years ending 2018.

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

We also have newspapers that are operated pursuant to the terms of joint operating agreements. See Note 7. Each of those newspapers maintains an independent editorial operation and receives a share of the operating profits of the combined newspaper operations. In 2008, when we ceased the operations of our Albuquerque newspaper which was operated pursuant to a JOA we no longer include the equity earnings from our remaining interest in segment profit.

Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent. Our television stations reach approximately 10% of the nation’s television households. Broadcast television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our chief operating decision maker (as defined by FAS 131 — Segment Reporting) evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1, we account for our share of the earnings of JOAs and newspaper partnerships using the equity method of accounting. Our equity in earnings of JOAs and newspaper partnerships is included in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Operations. When we ceased the publication of our Albuquerque newspaper our investment became a passive investment and the equity earnings from this investment are no longer included in segment profit from 2008 forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding our business segments is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Segment operating revenues:
Newspapers	$568,667	$658,327	$716,086
JOAs and newspaper partnerships	133	225	203
Boulder prior to formation of Colorado newspaper partnership			2,189
Television	326,860	325,841	363,506
Licensing and other	102,538	93,633	96,556
Corporate	3,594	1,520	984

Total operating revenues	$1,001,792	$1,079,546	$1,179,524

Segment profit (loss):
Newspapers	$71,475	$135,870	$189,223
JOAs and newspaper partnerships	(15,606)	(1,235)	(7,515)
Boulder prior to formation of Colorado newspaper partnership			(125)
Television	80,589	83,860	120,706
Licensing and other	10,437	8,982	12,403
Corporate	(42,208)	(59,480)	(57,764)
Depreciation and amortization of intangibles	(46,972)	(44,705)	(44,244)
Impairment of goodwill, indefinite and long-lived assets	(809,936)
Gain on formation of Colorado newspaper partnership			3,535
Equity earnings in newspaper partnership	4,143
Gains (losses) on disposal of property, plant and equipment	5,809	24	(585)
Interest expense	(10,941)	(37,121)	(54,561)
Separation Costs	(33,506)	(257)
Write-down of investments in newspaper partnerships	(130,784)
Gains (losses) on repurchases of debt	(26,380)
Miscellaneous, net	6,888	17,148	4,487

Income (loss) from continuing operations before income taxes and minority interests	$(936,992)	$103,086	$165,560

Depreciation:
Newspapers	21,905	22,273	21,251
JOAs and newspaper partnerships	1,290	1,320	1,285
Boulder prior to formation of Colorado newspaper partnership			111
Television	19,057	16,939	17,701
Licensing and other	787	475	559
Corporate	713	608	741

Total depreciation	$43,752	$41,615	$41,648

Amortization of intangibles:
Newspapers	$2,088	$1,961	$1,446
Boulder prior to formation of Colorado newspaper partnership			21
Television	1,132	1,129	1,129

Total amortization of intangibles	$3,220	$3,090	$2,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2008		2007	2006
	(In thousands)

Additions to property, plant and equipment:
Newspapers		$59,075	$27,609	$46,725
JOAs and newspaper partnerships		165	380	1,346
Television		27,841	19,147	11,268
Licensing and other		2,016	5,284	478
Corporate		1,506	5,083	5,171

Total additions to property, plant and equipment		$90,603	$57,503	$64,988

Business acquisitions and other additions to long-lived assets:
Newspapers	$		$1,995	$25,090
JOAs and newspaper partnerships			228	210
Corporate			1,122	641

Total	$		$3,345	$25,941

Assets:
Newspapers		$349,813	$1,110,646	$1,113,052
JOAs and newspaper partnerships		14,950	155,239	160,256
Television		442,796	483,902	482,664
Licensing and other		36,015	33,120	30,040
Investments		8,570	44,227	53,293
Corporate		236,832	162,819	121,375

Total assets of continuing operations		1,088,976	1,989,953	1,960,680
Discontinued operations		—	2,015,339	2,383,654

Total assets		$1,088,976	$4,005,292	$4,344,334

No single customer provides more than 10% of our revenue. We earn international revenues from the licensing of comic characters.

Other additions to long-lived assets include investments and capitalized intangible assets.

18.	Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2008, were: 2009, $7.7 million; 2010, $5.3 million; 2011, $4.7 million; 2012, $4.6 million; 2013, $4.2 million; and later years, $12.5 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $14.3 million in 2008, $14.2 million in 2007 and $13.9 million in 2006.

In the ordinary course of business, we enter into long-term contracts to obtain employment agreements or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2008, were: 2009, $64.7 million; 2010, $27 million; 2011, $11.9 million; 2012, $5.6 million; 2013, $3.4 million; and later years, $16.4 million. We expect these contracts will be replaced with similar contracts upon their expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Capital Stock and Stock Compensation Plans

Capital Stock — Scripps’ capital structure includes Common Voting Shares and Class A Common shares. The articles of incorporation provide that the holders of Class A Common shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors.

Under a share repurchase program authorized by the Board of Directors on October 28, 2004, we were authorized to repurchase up to 5.0 million Class A Common shares. Since 2005, a total of 5.0 million shares have been repurchased under the program at prices ranging from $5 to $159 per share. There is no balance remaining on the authorization at December 31, 2008.

Incentive Plans — Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 9.8 million as of December 31, 2008.

Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire ten years after grant, while options granted in 2005 and later generally have eight-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a ten-year term.

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions used in the model are as follows:

	For the Years Ended December 31,
	2008	2007	2006

Weighted-average fair value of stock options granted	$27.54	$37.74	$38.25
Assumptions used to determine fair value:
Dividend yield	1.3%	1.0%	0.9%
Risk-free rate of return	3.1%	4.7%	4.6%
Expected life of options (years)	6.00	5.35	5.38
Expected volatility	19.3%	20.6%	21.3%

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

Effective as of the spin-off, each Company stock option, restricted share and restricted share unit held by individuals who became employees of SNI was converted to a comparable award covering SNI Class A common shares. The number of shares covered by each award and the exercise price of each stock option were adjusted to maintain the award’s economic value. All other terms of the awards, including the terms and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions relating to vesting, the post-termination exercise period, and the applicable exercise and tax withholding methods, remained the same. All Company stock options and restricted shares held by individuals who remained employed by the Company were adjusted as follows: (i) vested stock options were split 80% — 20% between SNI stock options and Company stock options, (ii) unvested stock options remained unvested Company stock options, and (iii) restricted shares were split between Company restricted shares and SNI restricted shares based on the 1-to-1 distribution ratio. In each case, the number of shares covered by each award and the exercise price of each stock option were adjusted to maintain the award’s economic value. All other terms of the awards, including the terms and conditions relating to vesting, the post-termination exercise period, and the applicable exercise and tax withholding methods, remained the same.

The following table summarizes information about stock option transactions:

		Weighted-	Range of
	Number of	Average	Exercise
	Shares	Exercise Price	Prices

Outstanding at
December 31, 2005	3,880,110	$113.67	$39 - 162
Granted in 2006	688,421	145.29	126 - 147
Exercised in 2006	(355,605)	90.48	39 - 147
Forfeited in 2006	(63,572)	139.53	72 - 156

Outstanding at
December 31, 2006	4,149,354	120.51	51 - 162

Options exercisable at
December 31, 2006	2,961,636	$111.09	$51 - 162

Outstanding at
December 31, 2006	4,149,354	$120.51	$51 - 162
Granted in 2007	535,702	144.81	123 - 147
Exercised in 2007	(182,696)	87.96	39 - 147
Forfeited in 2007	(93,175)	134.91	39 - 156

Outstanding at
December 31, 2007	4,409,185	124.50	60 - 162

Options exercisable at
December 31, 2007	3,356,829	$118.32	$60 - 162

Outstanding at
December 31, 2007	4,409,185	$124.50	$60 - 162
Granted in 2008	970,100	23.85	7 - 139
Exercised in 2008	(485,978)	34.81	6 - 146
Forfeited in 2008	(197,399)	45.84	9 - 154
Impact of spin-off of SNI	7,952,370	139.88

Outstanding at
December 31, 2008	12,648,278	9.20	$5 - 11

Options exercisable at
December 31, 2008	5,797,660	$8.79	$5 - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents additional information about exercises of stock options:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash received upon exercise	$15,097	$15,903	$32,198
Intrinsic value (market value on date of exercise less exercise price)	9,851	10,295	19,638
Tax benefits realized	3,694	3,861	7,364

Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding			Options Exercisable
		Average		Weighted	Aggregate		Weighted	Aggregate
	Range of	Remaining	Options	Average	Intrinsic	Options	Average	Intrinsic
	Exercise	Term	on Shares	Exercise	Value	on Shares	Exercise	Value
Year of Grant	Prices	(in Years)	Outstanding	Price	(In millions)	Exercisable	Price	(In millions)
	(Dollars in millions, except per share amounts)

1999 - expire in 2009	$5	0.08	102,405	5.06	—	102,405	5.06	—
2000 - expire in 2010	5 - 6	1.10	498,993	5.24	—	498,993	5.24	—
2001 - expire in 2011	6 - 7	2.11	643,605	6.87	—	643,605	6.87	—
2002 - expire in 2012	8	3.17	823,631	8.03	—	823,631	8.03	—
2003 - expire in 2013	8 - 10	4.19	816,497	8.55	—	816,497	8.55	—
2004 - expire in 2014	10 - 11	5.21	967,563	10.49	—	967,563	10.49	—
2005 - expire in 2013	10 - 11	4.16	868,587	9.99	—	868,587	9.99	—
2006 - expire in 2014	10 - 11	5.20	1,914,404	10.31	—	673,599	10.31	—
2007 - expire in 2015	9 - 10	6.15	2,191,731	10.38	—	306,961	10.18	—
2008 - expire in 2016	7 - 10	7.21	3,820,862	8.87	—	95,819	9.50	—

Total	$5 - 11	4.56	12,648,278	$9.20	$—	5,797,660	$7.59	$—

Restricted Stock — Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three-year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may also be accelerated if certain performance targets are met. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to restricted stock transactions is presented below:

		Grant Date Fair Value
	Number of	Weighted	Range of
	Shares	Average	Prices

Unvested shares at
December 31, 2005	83,002	$125.79	$69 - 159
Shares issued for
performance share awards	48,012	139.44	138 - 144
Shares awarded in 2006	16,833	146.94	147
Shares vested in 2006	(70,047)	126.57	93 - 159
Shares forfeited in 2006	(1,205)	143.88	141 - 147

Unvested shares at
December 31, 2006	76,595	$138.93	$117 - 159
Shares issued for
performance share awards	43,139	143.25	135 - 147
Shares awarded in 2007	7,017	130.02	123 - 135
Shares vested in 2007	(51,120)	137.28	117 - 159
Shares forfeited in 2007	(267)	142.11	132 - 144

Unvested shares at
December 31, 2007	75,364	$141.72	$123 - 153
Shares issued for
performance share awards	39,500	146.46	146
Shares awarded in 2008	266,426	36.96	7 - 141
Shares vested in 2008	(46,701)	143.06	134 - 154
Shares forfeited in 2008	(2,264)	145.98	133 - 147
Impact of spin-off of SNI	(84,547)	136.66

Unvested shares at
December 31, 2008	247,778	$31.31	$7 - 147

Performance share awards with a target of 47,382 Class A Common shares were granted in 2007. The weighted-average price of an underlying Class A Common share on the dates of grant was $146.46. The number of shares ultimately issued depends upon the extent to which specified performance measures are met. Such performance measures for these awards is segment profit as defined in Note 17. The shares earned and issued vest over a three year service period from the date of grant.

The following table presents additional information about restricted stock vesting:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Fair value of shares vested	$5,948	$7,133	$9,860
Tax benefits realized	2,231	1,473	2,141

Stock Compensation Costs — As a result of the distribution of Scripps Networks Interactive, Inc. (“SNI”) to the shareholders of The E.W. Scripps Company (“EWS”), employees holding share-based equity awards, including share options and restricted shares, have received modified awards in either EWS, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the employee is an EWS or SNI employee. Under FAS 123R the adjustments to the outstanding share-based equity awards are considered modifications and accordingly we compared the fair value of the awards immediately prior to the modifications to the fair value of the awards immediately after the modifications to measure the incremental share-based compensation. As a result we recorded a one-time compensation charge of $19.6 million for the vested options, which is included in Separation Costs in the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Stock-based compensation:
As reported:
Stock options	$12,059	$19,190	$21,067
Restricted stock, RSUs and
performance shares	6,748	6,771	7,263

Total stock compensation
as reported	18,807	25,961	28,330
Included in discontinued
operations	(2,727)	(5,223)	(5,314)

Included in continuing -
operations	$16,080	$20,738	$23,016

Fair-value based stock
compensation, net of tax:	$10,050	$12,961	$14,385

Effect of fair-value based stock
compensation on basic and
diluted earnings per share	$0.19	$0.24	$0.26

As of December 31, 2008, $6.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years and $3.8 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 2.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

	1st	2nd	3rd	4th
2008	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

Operating revenues	$255,694	$250,894	$230,278	$264,926	$1,001,792
Costs and expenses	(235,225)	(240,021)	(231,193)	(233,824)	(940,263)
Depreciation and amortization of intangibles	(11,086)	(11,519)	(11,965)	(12,402)	(46,972)
Impairment of goodwill, indefinite and long-lived assets		(778,900)		(31,036)	(809,936)
Gains (losses) on disposal of property, plant and equipment	(103)	2,364	(17)	3,565	5,809
Interest expense	(6,101)	(4,840)			(10,941)
Equity in earnings of JOAs and other joint ventures	8,513	2,460	1,902	920	13,795
Write-down of investments in newspaper partnerships		(95,000)	(24,908)	(10,876)	(130,784)
Losses on repurchases of debt		(26,380)			(26,380)
Miscellaneous, net	899	7,139	(508)	(642)	6,888
Benefit (provision) for income taxes	(4,351)	285,741	15,486	7,784	304,660
Minority interests	(26)	(8)	(67)	111	10

Income (loss) from continuing operations	8,214	(608,070)	(20,992)	(11,474)	(632,322)
Income (loss) from discontinued operations, net of tax	75,854	76,829	4,193	(1,144)	155,732

Net income (loss)	$84,068	$(531,241)	$(16,799)	$(12,618)	$(476,590)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$.15	$(11.20)	$(.39)	$(.21)	$(11.69)
Income (loss) from discontinued operations	1.40	1.41	.08	(.02)	2.88

Net income (loss) per basic share of common stock	$1.55	$(9.78)	$(.31)	$(.24)	$(8.81)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$.15	$(11.20)	$(.39)	$(.21)	$(11.69)
Income (loss) from discontinued operations	1.39	1.41	.08	(.02)	2.88

Net income (loss) per diluted share of common stock:	$1.54	$(9.78)	$(.31)	$(.24)	$(8.81)

Weighted average shares outstanding:
Basic	54,218	54,305	54,182	53,625	54,100
Diluted	54,553	54,305	54,182	53,625	54,100

Cash dividends per share of common stock	$.42	$.42	$.15	$.00	$.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st	2nd	3rd	4th
2007	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$270,313	$273,823	$253,102	$282,308	$1,079,546
Costs and expenses	(239,690)	(241,401)	(225,969)	(232,434)	(939,494)
Depreciation and amortization of intangibles	(10,908)	(11,061)	(11,330)	(11,406)	(44,705)
Gains (losses) on disposal of property, plant and equipment	(21)	(47)	(188)	280	24
Interest expense	(9,964)	(10,303)	(8,856)	(7,998)	(37,121)
Equity in earnings of JOAs and other joint ventures	(349)	9,076	7,978	10,983	27,688
Miscellaneous, net	778	1,375	12,042	2,953	17,148
Provision for income taxes	(11,538)	(8,320)	(9,983)	(4,216)	(34,057)
Minority interests	(51)	(82)	(202)	(112)	(447)

Income (loss) from continuing operations	(1,430)	13,060	16,594	40,358	68,582
Income (loss) from discontinued operations, net of tax	69,914	84,401	71,773	(296,291)	(70,203)

Net income (loss)	$68,484	$97,461	$88,367	$(255,933)	$(1,621)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$(.03)	$.24	$.31	$.74	$1.26
Income (loss) from discontinued operations	1.28	1.55	1.32	(5.46)	(1.29)

Net income per basic share of common stock:	$1.26	$1.79	$1.63	$(4.72)	$(.03)

Net income per diluted share of common stock:
Income (loss) from continuing operations	$(.03)	$.24	$.30	$.74	$1.25
Income (loss) from discontinued operations	1.28	1.54	1.31	(5.42)	(1.28)

Net income (loss) per diluted share of common stock:	$1.26	$1.78	$1.62	$(4.68)	$(.03)

Weighted average shares outstanding:
Basic	54,467	54,395	54,273	54,221	54,338
Diluted	54,467	54,797	54,626	54,632	54,756

Cash dividends per share of common stock	$.36	$.42	$.42	$.42	$1.62

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Schedule II

Valuation and Qualifying Accounts
for the Years Ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C	Column D	Column E	Column F
				Increase
		Additions	Deductions	(Decrease)
	Balance	Charged to	Amounts	Recorded	Balance
	Beginning	Revenues,	Charged	Acquisitions	End of
Classification	of Period	Costs, Expenses	Off-Net	(Divestitures)	Period
	(In thousands)

Allowance for Doubtful Accounts Receivable Year Ended December 31:
2008	$4,469	$7,652	$4,358		$7,763

2007	5,033	4,296	4,860		4,469

2006	16,051	3,388	14,406		5,033

S-2

The E. W. Scripps Company

Index to Exhibits

Exhibit			Exhibit No
Number	Description of Item	Page	Incorporated

2.01	Separation and Distribution Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of June 12, 2008	(16)	2.01
3.01	Amended Articles of Incorporation	(10)	3(i)
3.02	Amended and Restated Code of Regulations	(13)	3.02
4.01	Class A Common Share Certificate	(2)	4
10.01	Transition Services Agreement by and between The E. W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	(17)	10.01
10.02	Employee Matters Agreement by and between The E. W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	(17)	10.02
10.03	Tax Allocation Agreement by and between The E. W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	(17)	10.03
10.04	Revolving Credit Agreement dated June 30, 2008	(17)	10.04
10.04	Joint Operating Agreement Among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., Denver Post Production Facilities LLC and The Denver Publishing Company dated as May 11, 2000, as amended	(5)	10.04
10.08	Amended and Restated 1997 Long-Term Incentive Plan	(15)	10.01
10.09	Form of Executive Officer Nonqualified Stock Option Agreement	(8)	10.03A
10.10	Form of Independent Director Nonqualified Stock Option Agreement	(8)	10.03B
10.11	Form of Performance-Based Restricted Share Agreement	(8)	10.03C
10.12	Form of Restricted Share Agreement (Nonperformance Based)	(11)	10.02C
10.12	Performance-Based Restricted Share Agreement between The E. W. Scripps Company and Mark G. Contreras	(8)	10.03D
10.13	Executive Bonus Plan, as amended April 14, 2005	(8)	10.04
10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	(1)	10.44
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	(1)	10.45
10.57	Scripps Family Agreement dated October 15, 1992	(3)	1
10.57A	Amendments to the Scripps Family Agreement	(15)	10.57A
10.59	Non-Employee Directors’ Stock Option Plan	(4)	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors, as amended	(15)	10.61
10.63	Employment Agreement between the Company and Kenneth W. Lowe	(6)	10.63
10.63.B	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(12)	10.63.B
10.63.C	Amendment No. 3 to Employment Agreement between the Company and Kenneth W. Lowe	(14)	10.63.C
10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	(15)	10.74
10.65	Employment Agreement between the Company and Richard A. Boehne	(19)	10.65
10.66	Employment Agreement between the Company and Joseph G. NeCastro	(12)	10.66
10.67	Employment Agreement between the Company and Mark G. Contreras	(12)	10.67
10.75	Scripps Senior Executive Change in Control Plan	(7)	10.65
10.76	Scripps Executive Deferred Compensation Plan, as amended	(15)	10.76
10.77	Short-Term Incentive Plan	(10)	99.01
10.78	Independent Director Restricted Stock Unit Agreement	(10)	99.02

E-1

Exhibit				Exhibit No
Number		Description of Item	Page	Incorporated

14		Code of Ethics for CEO and Senior Financial Officers	(9)	14
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31(a	)	Section 302 Certifications
31(b	)	Section 302 Certifications
32(a	)	Section 906 Certifications
32(b	)	Section 906 Certifications

(1)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-1 (File No. 33-21714).

(2)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 1990.

(3)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated October 15, 1992.

(4)	Incorporated by reference to Registration Statement of The E. W. Scripps Company on Form S-8 (File No. 333-27623).

(5)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(8)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 9, 2005.

(9)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 17, 2009.

(11)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated February 28, 2006.

(12)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 2006.

(13)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated May 10, 2007.

(14)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 31, 2007.

(15)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated May 8, 2008.

(16)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated June 12, 2008.

(17)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated June 30, 2008.

(18)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 15, 2008.

(19)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated August 6, 2008.

E-2