Form 10-Q
period 2009-03-31
SCRIPPS E W CO /DE
filed 2009-05-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2009 there were 41,988,404 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2009

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
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

THE E. W. SCRIPPS COMPANY
Dated: May 7, 2009	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
(in thousands)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$9,958	$5,376
Short-term investments	34,889	21,130
Accounts and notes receivable (less allowances — $5,493 and $7,763)	116,564	169,010
Inventory	9,964	11,952
Deferred income taxes	34,622	33,911
Miscellaneous	39,075	44,157

Total current assets	245,072	285,536

Investments	11,722	12,720

Property, plant and equipment	429,730	427,138

Goodwill and other intangible assets:
Goodwill	—	215,432
Other intangible assets	24,743	26,464

Total goodwill and other intangible assets	24,743	241,896

Other assets:
Deferred income taxes	126,906	112,405
Miscellaneous	7,885	9,281

Total other assets	134,791	121,686

TOTAL ASSETS	$846,058	$1,088,976

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2009	2008

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,285	$55,889
Customer deposits and unearned revenue	35,712	38,817
Accrued liabilities:
Employee compensation and benefits	45,521	38,398
Accrued income taxes	497	1,777
Accrued talent payable	12,584	15,981
Miscellaneous	19,243	21,974
Other current liabilities	5,732	14,748

Total current liabilities	149,574	187,584

Long-term debt	73,130	61,166

Other liabilities (less current portion)	228,221	245,259

Equity:
The E.W. Scripps Company equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 41,942,422 and 41,884,187 shares	419	419
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,933,401 shares	119	119

Total	538	538
Additional paid-in capital	526,944	523,859
Retained earnings (accumulated deficit)	(19,873)	200,827
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(116,214)	(134,293)
Foreign currency translation adjustment	487	638

Total equity for The E.W. Scripps Company	391,882	591,569
Noncontrolling interest	3,251	3,398

Total equity	395,133	594,967

TOTAL LIABILITIES AND EQUITY	$846,058	$1,088,976

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2009	2008

Operating Revenues:
Advertising	$143,393	$194,405
Circulation	30,637	30,514
Licensing	17,203	17,549
Other	14,135	13,226

Total operating revenues	205,368	255,694

Costs and Expenses:
Employee compensation and benefits	126,546	127,068
Production and distribution	50,155	56,759
Programs and program licenses	12,907	11,558
Other costs and expenses	40,655	38,781
Separation costs	1,493	1,059

Total costs and expenses	231,756	235,225

Depreciation, Amortization, and Losses:
Depreciation	11,043	10,286
Amortization of intangible assets	720	800
Impairment of goodwill and indefinite-lived assets	216,413	—
Losses on disposal of property, plant and equipment	338	103

Net depreciation, amortization and losses	228,514	11,189

Operating income (loss)	(254,902)	9,280
Interest expense	(246)	(6,101)
Equity in earnings of JOAs and other joint ventures	(419)	8,513
Miscellaneous, net	(1,028)	899

Income (loss) from continuing operations before income taxes	(256,595)	12,591
Provision (benefit) for income taxes	(35,748)	3,970

Income (loss) from continuing operations, net of tax	(220,847)	8,621
Income from discontinued operations, net of tax	—	97,740

Net income (loss)	(220,847)	106,361
Net income (loss) attributable to noncontrolling interests	(147)	22,293

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(220,700)	$84,068

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(4.12)	$.16
Income from discontinued operations	.00	1.39

Net income (loss) per basic share of common stock	$(4.12)	$1.55

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(4.12)	$.16
Income from discontinued operations	.00	1.38

Net income (loss) per diluted share of common stock	$(4.12)	$1.54

Net income (loss) per share amounts may not foot since each is calculated independently.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(220,847)	$106,361
Income from discontinued operations, net of noncontrolling interest	—	(97,740)

Income (loss) from continuing operations	(220,847)	8,621
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	11,763	11,086
Impairment of goodwill and indefinite-lived assets	216,413
Losses on sale of property, plant and equipment	338	103
Gains on sale of investments	—	(696)
Equity in earnings of JOAs and other joint ventures	419	(8,513)
Deferred income taxes	(23,865)	1,234
Excess tax benefits of stock compensation plans	—	335
Stock and deferred compensation plans	1,165	11,307
Dividends received from JOAs and other joint ventures	650	10,561
Prepaid and accrued pension expense	11,036	533
Other changes in certain working capital accounts, net	32,017	21,366
Miscellaneous, net	640	(1,310)

Net cash provided by continuing operating activities	29,729	54,627
Net cash provided by discontinued operating activities		101,901

Net operating activities	29,729	156,528

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	12	49
Additions to property, plant and equipment	(14,266)	(19,141)
Decrease (increase) in short-term investments	(13,759)	10,372
Proceeds from sale of investments	—	698
Increase in investments	—	(562)

Net cash used in continuing investing activities	(28,013)	(8,584)
Net cash used in discontinued investing activities		(11,551)

Net investing activities	(28,013)	(20,135)

Cash Flows from Financing Activities:
Increase in long-term debt	12,000	8,934
Payments on long-term debt	(36)	(40,026)
Dividends paid	—	(22,840)
Dividends paid to noncontrolling interests	—	(8)
Repurchase Class A Common shares	—	(11,442)
Proceeds from employee stock options	—	3,310
Excess tax benefits of stock compensation plans	—	335
Miscellaneous, net	(9,098)	(2,147)

Net cash provided by (used in) continuing financing activities	2,866	(63,884)
Net cash used in discontinued financing activities	—	(46,840)

Net financing activities	2,866	(110,724)

Effect of exchange rate changes on cash and cash equivalents	—	123

Change in cash — discontinued operations	—	(31,641)

Increase (decrease) in cash and cash equivalents	4,582	(5,849)

Cash and cash equivalents:
Beginning of year	5,376	19,100

End of period	$9,958	$13,251

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

As of December 31, 2007	$543	$476,142	$1,971,848	$1,828	$141,930	$2,592,291
Net income			84,068		22,293	106,361
Unrealized gains (losses) on investments, net of tax of $1,865				(3,291)		(3,291)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(378)				669		669
Equity in investee’s adjustments for FAS 158, net of tax of $30				(47)		(47)
Currency translation adjustment, net of tax of $386				(41)		(41)
Dividends: declared and paid — $.42 per share			(22,840)			(22,840)
Dividends: minority interest					(56,191)	(56,191)
Repurchase 93,333 Class A Common shares	(1)	(957)	(10,484)			(11,442)
Compensation plans: 130,291 net shares issued	1	12,007				12,008
Tax benefits of compensation plans		348				348

As of March 31, 2008	$543	$487,540	$2,022,592	$(882)	$108,032	$2,617,825

As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net loss			(220,700)		(147)	(220,847)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $1,777				3,026		3,026
Pension liability adjustment, net of tax of $9,419				15,056		15,056
Currency translation adjustment, net of tax of $0				(154)		(154)
Compensation plans: 56,297 net shares issued		3,085				3,085

As of March 31, 2009	$538	$526,944	$(19,873)	$(115,727)	$3,251	$395,133

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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.
Nature of Operations — We are a diverse media concern with interests in newspaper publishing, broadcast television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, JOAs and newspaper partnerships, Television, and Licensing and other. Additional information for our business segments is presented in Note 13.
On July 1, 2008, we distributed our national cable television networks and interactive media business to shareholders in a tax free spin-off. The national cable television networks and interactive media division has been presented as discontinued operations for all periods presented. Information on the spin-off is in Note 3.
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
Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the recognition of certain revenues; rebates due to customers; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets and goodwill; income taxes payable and deferred income taxes; estimates for uncollectible accounts receivable; and self-insured risks.
While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.
Concentration of Credit Risk — In order to reduce our price of newsprint and to manage delivery and supply of newsprint, we purchase and arrange delivery of newsprint for other newspaper companies. Beginning in 2009 credit risk for newsprint shipped to other newspaper companies is retained by the newsprint vendor. Prior to 2009, we retained credit risk for newspaper shipments to other newspaper companies. As of the date of the issuance of these financial statements all amounts owed to us by other newspaper companies have been paid in full.
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
The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2008.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and restricted share units, and performance units to key employees and non-employee directors. In the three months ended March 31, 2009, we issued 9.1 million restricted share units with an aggregate fair value of $7.9 million. The fair value will be recognized straight-line over the vesting period of three to four years.
Share-Based Equity Awards
Share based compensation costs for continuing operations totaled $3.0 million for the first quarter of 2009 and $8.2 million for the first quarter of 2008.
Share based compensation costs for discontinued operations, totaled $1.4 million for the first quarter of 2008.
Earnings Per Share (“EPS”) — In 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for us beginning January 1, 2009. Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method required by EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. In periods of loss no portion of the loss is allocated to the participating securities. This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of this FSP did not result in a change to the previously reported basic EPS and diluted EPS for the three months ended March 31, 2008.

	Three months ended
	March 31,
(in thousands)	2009	2008

Basic weighted-average shares outstanding	53,573	54,218
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	—	87
Stock options held by employees and directors	—	248

Diluted weighted-average shares outstanding	53,573	54,553

Anti-dilutive stock securities (before application of treasury stock method)	21,956	2,884

For the quarter ended March 31, 2009, we incurred a net loss and the inclusion of unvested stock, share units and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.
For 2008, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Changes — In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”), Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of FAS 157 did not have a material impact on our financial statements.
In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements at fair value. We adopted FAS 160 as of January 1, 2009. As a result of the adoption of FAS 160 we reclassified our noncontrolling interest in subsidiary companies to shareholders’ equity and changed the presentation of our statement of operations. We have retroactively reclassified all periods presented.
In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. We adopted FAS 141(R) effective January 1, 2009, prospectively for all business combinations subsequent to the effective date.
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. We adopted FAS 161 effective January 1, 2009. The adoption of FAS 161 had no impact on our financial statements.
3. DISCONTINUED OPERATIONS
On October 16, 2007, the Company announced that its Board of Directors had authorized management to pursue a plan to separate E. W. Scripps (“Scripps” or “EWS”) into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to Scripps shareholders. To effect the Separation, SNI was formed on October 23, 2007, as a wholly owned subsidiary of Scripps. All assets and liabilities of the Scripps Networks and Interactive Media businesses of Scripps were transferred to SNI prior to the effective date of the Separation.
The distribution of all of the shares of SNI was made on July 1, 2008, to shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.
As a result of the spin-off, SNI has been presented as discontinued operations for all periods in our financial statements.
In connection with the Separation, the following agreements between Scripps and SNI became effective:
•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement
These agreements are described in detail in our 2008 Annual Report on Form 10-K.
For the quarter ended March 31, 2009, we charged SNI $1.9 million for services rendered under the terms of these agreements. SNI also reimbursed us $16 million for its share of estimated taxes prior to the Spin-off under the Tax Allocation Agreement.

Operating results of our discontinued operations were as follows:

Three months ended
March 31,
(in thousands)	2008

Operating revenues	$387,674

Equity in earnings of JOAs and other joint ventures	$4,007

Income from discontinued operations:
Income from discontinued operations, before tax	$144,781
Income taxes	(47,041)

Income from discontinued operations	$97,740

The Company incurred certain non-recurring costs directly related to the spin-off of SNI of $5.3 million for the three -month period ending March 31, 2008. Of these amounts, which were primarily for investment banking fees, legal, accounting and other professional and consulting fees, $4.2 million has been allocated to discontinued operations in the Condensed Consolidated Statements of Operations. All remaining amounts ($1.1 million) are recorded in earnings from continuing operations.
4. OTHER CHARGES AND CREDITS
2009 — Separation costs include the costs to separate and install separate information systems as well as other costs related to our separation from SNI. Efforts to separate and install separate systems are expected to continue through the end of the second quarter. These costs increased loss from continuing operations before taxes by $1.5 million in the first quarter.
In the first quarter we recorded a $215 million, non-cash charge to reduce the carrying value of our goodwill for our Television division. See Note 7.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas television station.
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
The effective income tax rate for the three months ended March 31, 2009 was 13.9%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is that approximately $150 million of the goodwill impairment recorded in the quarter is non deductable for income tax purposes.

At March 31, 2009 we had net deferred tax assets of $162 million. We assess the realizability of our deferred tax assets as of each balance sheet date and record a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the timing of the reversal of temporary differences giving rise to the deferred tax assets, the generation of taxable income in the periods in which the temporary differences reverse, or, if taxable income is not expected in those periods, the ability to use the resulting tax losses to recover taxes paid in prior periods. Approximately $70 million of our deferred tax assets are scheduled to reverse in 2009 and 2010, which can either be carried back to years with taxable income or used to reduce taxable income in those years. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for those deferred tax assets. If current economic conditions persist or worsen, future estimates of taxable income could be negatively impacted, which may require valuation allowances to be recorded in future reporting periods. We have recorded a valuation allowance for the net operating losses of certain states.
Liabilities for uncertain tax positions totaled $20.5 million at March 31, 2009. Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However, due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The liability for uncertain tax positions includes $3.1 million for amounts for which we would be indemnified by SNI.
It is reasonably possible that within the next 12 months we will reach agreement with the Internal Revenue Service to settle the examinations of our 2005 and 2006 federal income tax returns. Unrecognized tax benefits that affect the effective tax rate total approximately $1.7 million for those tax years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
6. JOINT OPERATING AGREEMENT AND NEWSPAPER PARTNERSHIPS
In December 2008, we announced that we were seeking a buyer for the Rocky Mountain News and that if we did not find a buyer we would consider other options. In February 2009, we announced our decision to exit the Denver market and to close the Rocky Mountain News after its final edition was published on February 27, 2009.
Prior to ceasing publication, the Rocky Mountain News operated pursuant to the terms of a joint operating agreement (“JOA”). The other publisher in the JOA is a subsidiary of MediaNews Group, Inc. (“MNG”). The sales, production and business operations of the Denver newspapers were operated by the Denver Newspaper Agency, a limited liability partnership (the “Denver JOA”). Each newspaper owns 50% of the Denver JOA and receives a 50% share of the Denver JOA profits. Each newspaper in the JOA maintained a separate and independent editorial operation.
JOA editorial costs and expenses in 2009 include additional costs associated with our decision to exit the Denver newspaper market. Such costs include severance and other payments to terminated employees. Of these costs, approximately $12 million will be paid in the second quarter of 2009.
We have a 50% interest in Prairie Mountain Publishing (“PMP”), a newspaper partnership with a subsidiary of MNG that operates certain of both companies’ newspapers in Colorado contributed to the partnership, including their editorial operations.
Under the terms of an agreement with MNG we will transfer our interests in the Denver JOA and PMP prior to the end of the third quarter of 2009.
In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. At the same time we also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper. Under an amended agreement with the JPC, we own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we pay JPC an amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership directs and manages the operations of the continuing Journal newspaper.
Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2009	2008

Goodwill	$—	$215,432

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	5,641	5,641
Customer lists	12,794	12,794
Other	6,193	6,193

Total carrying amount	24,628	24,628

Accumulated amortization:
Television network affiliation relationships	(1,386)	(1,310)
Customer lists	(7,489)	(6,919)
Other	(4,205)	(4,130)

Total accumulated amortization	(13,080)	(12,359)

Net amortizable intangible assets	11,548	12,269

Indefinite-lived intangible assets — FCC licenses	13,195	14,195

Total other intangible assets	24,743	26,464

Total goodwill and other intangible assets	$24,743	$241,896

Activity related to goodwill by business segment was as follows:

			Licensing
(in thousands)	Newspapers	Television	and Other	Total

Goodwill:
Balance as of December 31, 2007	$785,621	$215,414	$18	$1,001,053
Other adjustments	(6,721)	—	—	(6,721)

Balance as of March 31, 2008	$778,900	$215,414	$18	$994,332

Balance as of December 31, 2008	$—	$215,414	$18	$215,432
Impairment of goodwill	—	(215,414)	—	(215,414)
Other adjustments	—	—	(18)	(18)

Balance as of March 31, 2009	$—	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is expected to be $1.1 million for the remainder of 2009, $1.4 million in 2010, $1.3 million in 2011, $1.0 million in 2012, $0.8 million in 2013, $0.7 million in 2014 and $5.2 million in later years.

SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill and other indefinite-lived assets to be tested for impairment annually, or more frequently if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. The testing for impairment is a two-step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists. Step two is then performed to determine the amount of impairment.
Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009.
Under the two-step impairment testing process required by SFAS 142, we made a determination of the fair value of our television business. The estimated fair value was determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies. The discounted cash flow approach utilized unobservable factors such as projected revenues and expenses and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. The inputs to the nonrecurring fair value determination of our reporting units are classified as Level 3 fair value measurements under FAS 157.
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
We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009. Because of the timing and complexity of the calculations required under step two of the process, we have not yet completed that process as of the issuance of our March 31, 2009 financial statements. However, based upon our preliminary valuations, we recorded a $215 million, non-cash charge in the three months ended March 31, 2009 to reduce the carrying value of goodwill. This amount is our estimate of the goodwill impairment loss that is probable and can be reasonably estimated. We expect to complete step two of the goodwill impairment analysis for our television business in the second quarter of 2009 and any adjustment will be recorded then.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2009	2008

Revolving credit agreement	$72,000	$60,000
Other notes	1,130	1,166

Long-term debt (less current portion)	$73,130	$61,166

On June 30, 2008, we entered into a new Revolving Credit Agreement (“Revolver”) expiring on June 30, 2013, with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.5%. The weighted-average interest rate on borrowings under the Revolver was 1.3% and 1.7% at March 31, 2009, and December 31, 2008, respectively.

The Revolver includes certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. We must maintain a minimum of a 3.0 to 1.0 interest coverage ratio of Consolidated EBITDA, as defined in the agreement, for the last four quarters to Consolidated interest expense for the same period. EBITDA is adjusted for unusual and non-recurring non-cash charges and non-cash compensation expenses arising from share based equity awards. Maximum Borrowings under the Revolver are limited to 3.0 times Consolidated EBITDA, adjusted for certain noncash expenses, for the last four quarters. At March 31, 2009, the full amount of the Revolver was available to us.
Based on our current projections of Consolidated EBITDA, Maximum Borrowings under the Revolver will be limited to less than $200 million during the second half of 2009. However, we expect such reduced Maximum Borrowings will be sufficient to meet our operating and capital needs. If we do not meet our EBITDA projections, and therefore exceed such reduced borrowing limits, we would have to seek waivers or amendments to the Revolver covenants. We cannot be assured such waivers or amendments would be granted based upon current credit market conditions.
As of March 31, 2009, and December 31, 2008, we had outstanding letters of credit of $9.7 million and $8.3 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value was a $1.0 million liability at March 31, 2009, and a $0.8 million liability at December 31, 2008. For the three month period ending March 31, 2009, $0.2 million of losses on this derivative were recorded in miscellaneous, net.
9. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2009	2008

Employee compensation and benefits	$20,619	$22,412
Liability for pension benefits	168,111	183,631
FIN 48 tax liability	20,528	19,840
Other	18,963	19,376

Other liabilities (less current portion)	$228,221	$245,259

10. FAIR VALUE MEASUREMENT
We measure certain financial assets at fair value on a recurring basis, including short-term investments and derivatives. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

	March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$34,889	$34,889	$—	$—

Liabilities:
Interest rate swap	$963	$—	$963	$—

	December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$21,130	$21,130	$—	$—

Liabilities:
Interest rate swap	$840	$—	$840	$—
11. NONCONTROLLING INTERESTS
There are noncontrolling interests of approximately 4% in the capital stock of the subsidiary company that publishes our Memphis newspaper and approximately 6% in the capital stock of the subsidiary company that publishes our Evansville newspaper. The terms of the stock of these companies does not provide for or require the redemption of the noncontrolling interests by us.
Noncontrolling interest from discontinued operations included a 10% interest in Fine Living and a 30% interest in the Food Network.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended
	March 31,
(in thousands)	2009	2008

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$(220,700)	$8,595
Income from discontinued operations, net of tax	—	75,473

Net income (loss)	$(220,700)	$84,068

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

During 2009, we will freeze the accrual of benefits under defined benefit pension plans, including our SERP, covering the majority of our employees. As a result of our decision to undertake this action, we recognized a curtailment loss of $4.2 million for the quarter ended March 31, 2009. In addition we recognized a curtailment loss of $.9 million in the 2009 quarter related to the closure of our Denver newspaper.
Substantially all non-union and certain union employees are also covered by a company-sponsored defined contribution plan. We match a portion of employees’ voluntary contributions to this plan. Effective with the beginning of the second quarter, employer matching contributions under the plan were suspended.
Other union-represented employees are covered by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Expense for the plans is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended
	March 31,
(in thousands)	2009	2008

Service cost	$2,805	$4,934
Interest cost	6,730	7,523
Expected return on plan assets, net of expenses	(5,286)	(9,183)
Amortization of prior service cost	227	161
Amortization of actuarial (gain)/loss	3,343	292
Curtailment loss	5,099	—

Total for defined benefit plans	12,918	3,727
Multi-employer plans	174	318
SERP	503	2,079
Defined contribution plans	1,394	2,339

Net periodic benefit cost	14,989	8,463
Allocated to discontinued operations	—	(3,240)

Net periodic benefit cost — continuing operations	$14,989	$5,223

We contributed $0.5 million to fund current benefit payments for our non-qualified SERP plan during the first quarter of 2009. We anticipate contributing an additional $2.8 million to fund the SERP’s benefit payments during the remainder of fiscal 2009. We have met the minimum funding requirements of our qualified defined benefit pension plans. No contributions were made to these plans during the first quarter of 2009.
In the quarter ended March 31, 2009, we completed the actuarial valuation of our defined benefit pension plan obligations, including final demographic information and updated assumptions related to future salaries as a result of pay and bonus decreases implemented in the first quarter. In addition the split of plan assets with SNI was completed in the first quarter of 2009. The changes in actuarial assumptions and plan assets reduced our pension liability and accumulated comprehensive loss by $23.4 million.

13. SEGMENT INFORMATION
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Our newspaper business segment includes daily and community newspapers in 14 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers.
Prior to ceasing publication, our Denver and Albuquerque newspapers were operated pursuant to the terms of joint operating agreements. Each of those newspapers maintained an independent editorial operation and received a share of the operating profits of the combined newspaper operations. We continue to maintain our ownership interest in the newspaper partnerships that managed the combined newspaper operations; however upon ceasing publication of our newspapers we no longer include the equity earnings of the partnerships in segment profit.
Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s television households. Television stations earn revenue primarily from the sale of advertising to local and national advertisers.
Licensing and other media primarily include licensing of worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media syndication of news features and comics and other features for the newspaper industry.
The accounting policies of each of our business segments are those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

Information regarding our business segments is as follows:

	Three months ended
	March 31,
(in thousands)	2009	2008
Segment operating revenues:
Newspapers	$121,825	$155,599
JOAs and newspaper partnerships	19	61
Television	60,406	76,019
Licensing and other	23,118	23,619
Corporate	—	396

Total operating revenues	$205,368	$255,694

Segment profit (loss):
Newspapers	$2,947	$25,550
JOAs and newspaper partnerships	(21,086)	235
Television	(2,413)	14,170
Licensing and other	3,135	2,088
Corporate	(7,812)	(13,782)
Depreciation and amortization	(11,763)	(11,086)
Impairment of goodwill and indefinite-lived assets	(216,413)	—
Equity earnings in investments	(85)	1,780
Losses on disposal of property, plant and equipment	(338)	(103)
Interest expense	(246)	(6,101)
Separation costs	(1,493)	(1,059)
Miscellaneous, net	(1,028)	899

Income (loss) from continuing operations before income taxes	$(256,595)	$12,591

Depreciation:
Newspapers	$5,474	$5,373
JOAs and newspaper partnerships	309	324
Television	4,759	4,413
Licensing and other	322	117
Corporate	179	59

Total depreciation	$11,043	$10,286

Amortization of intangibles:
Newspapers	$637	$519
Television	83	281

Total amortization of intangibles	$720	$800

Additions to property, plant and equipment:
Newspapers	$13,072	$13,766
JOAs and newspaper partnerships	—	17
Television	957	4,714
Licensing and other	158	665
Corporate	61	787

Total additions to property, plant and equipment	$14,248	$19,949

No single customer provides more than 10% of our revenue. We also earn international revenues from the licensing of comic characters.

14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consist of the following:

	Three months ended
	March 31,
(in thousands)	2009	2008

Net income (loss)	$(220,847)	$106,361
Unrealized gains (losses) on investments, net of tax of $1,865	—	(3,291)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(1,777) and $(378)	3,026	669
Pension liability adjustment, net of tax of $(9,419)	15,056	—
Equity in investee’s adjustments for FAS 158, net of tax of $30	—	(47)
Currency translation adjustment, net of tax of $0 and $386	(154)	(41)

Total comprehensive income (loss)	$(202,919)	$103,651

There were no material items of other comprehensive income (loss) for the noncontrolling interest.

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
EXECUTIVE OVERVIEW
The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing, television stations, local internet businesses, and licensing and syndication. The company’s portfolio of media properties includes: daily and community newspapers in 14 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). SNI included the assets and liabilities of the Scripps Networks and Interactive Media businesses.
In December 2008, we announced that we were seeking a buyer for the Rocky Mountain News and that if we did not find a buyer we would consider other options. In February 2009, we announced our decision to exit the Denver market and to close the Rocky Mountain News after its final edition was published on February 27, 2009. Under the terms of an agreement with MediaNews Group (“MNG”) we will transfer our interests in the Denver Newspaper Agency (“DNA”) and Prairie Mountain Publishing (“PMP”) prior to the end of the third quarter of 2009.
Outstanding borrowings under our credit facility totaled $72 million as of March 31, 2009. Cash and short-term investments were $45 million. We believe our relatively low level of net debt (borrowings less cash and short-term investments) provide us with the ability to position our local media businesses for growth on the other side of the economic cycle. However, to protect our financial flexibility we have undertaken a number of measures to reduce expenses and to conserve cash. Some of the initiatives include pay reductions of 3 to 5 percent for all non-union employees at our newspapers and our corporate office. These cuts are in addition to pay cuts that affected corporate executives, TV stations general managers and newspaper publishers effective January 1, 2009. The company also will suspend its match of employees’ contributions to its defined contribution savings and retirement plans, eliminate for 2009 the portion of bonuses (for bonus-eligible employees) that is tied to segment profit performance, and will freeze the accrual of benefits under defined benefit pension plans covering a majority of employees in 2009. It is expected that the measures listed above will reduce the company’s expenses for the full year of 2009 by approximately $35 million. In addition, we suspended our quarterly dividend in the fourth quarter of 2008 and have reduced spending on capital projects.
In the first quarter of 2009, we concluded that we had indicators of impairment with respect to the carrying value of our Television goodwill. As a result, we recorded a preliminary $215 million non-cash charge to write-down the value of our Television goodwill.

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
Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
There have been no significant changes in those accounting policies or other significant accounting policies.
RESULTS OF OPERATIONS
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our business segments.

Consolidated Results of Operations
Consolidated results of operations were as follows:

	Year-to-date
(in thousands, except per share data)	2009	Change	2008

Operating revenues	$205,368	(19.7)%	$255,694
Costs and expenses less separation costs	(230,263)	(1.7)%	(234,166)
Separation costs	(1,493)	41.0%	(1,059)
Depreciation and amortization	(11,763)	6.1%	(11,086)
Impairment of goodwill and indefinite-lived assets	(216,413)		—
Losses on disposal of property, plant and equipment	(338)		(103)

Operating income (loss)	(254,902)		9,280
Interest expense	(246)		(6,101)
Equity in earnings of JOAs and other joint ventures	(419)		8,513
Miscellaneous, net	(1,028)		899

Income (loss) from continuing operations before income taxes	(256,595)		12,591
Benefit (provision) for income taxes	35,748		(3,970)

Income (loss) from continuing operations	(220,847)		8,621
Income from discontinued operations, net of tax	—		97,740

Net income (loss)	(220,847)		106,361
Net income (loss) attributable to noncontrolling interests	(147)		22,293

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(220,700)		$84,068

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(4.12)		$.16
Income from discontinued operations	.00		1.39

Net income (loss) per basic share of common stock	$(4.12)		$1.55

Net (loss) income per share amounts may not foot since each is calculated independently.
Continuing Operations
Revenues were lower for the three months ended March 31, 2009, compared with the first quarter of 2008. The lower revenues were primarily due to lower advertising revenues at our newspaper and television divisions. The decline in revenues at our newspapers was attributed to lower advertising in all categories. Classified advertising in the real estate, employment and automotive categories was weak in the first quarter of 2009. Weakness in automotive, retail and financial services categories contributed to the decline in advertising revenues at our television division.

Our total cost and expenses were lower for the three months ended March 31, 2009, compared with the first quarter of 2008. Employee compensation and benefits in the three months ended March 31, 2009, included a $4.2 million curtailment charge related to the decision to freeze the accrual of benefits in our defined benefit pension plans covering a majority of employees. JOA editorial costs and expenses were $20.7 million in 2009 (vs. $6.6 million in 2008), reflecting costs associated with our decision to exit the Denver and Colorado newspaper markets. Excluding these items, costs and expenses declined by $22.2 million compared to the prior year period. The decrease was primarily due to lower employee compensation and benefits costs attributable to the announced wage reductions and declines in the number of employees in our newspaper division as a result of the reduction in force initiative taken in the fourth quarter of 2008 and other attrition. We expect additional cost reductions to be realized in the second quarter as many of the cost reduction initiatives became effective late in the first quarter of 2009. Costs and expenses also declined due to reduced newsprint consumption.
In the first quarter of 2009, we recorded a preliminary $215 million non-cash charge for the impairment of the goodwill of our Television business. See Note 7 to the Condensed Consolidated Financial Statements. We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas television station.
Interest expense was lower for the three months ended March 31, 2009, compared to the first quarter of 2008 due to lower borrowings following the spin-off of SNI. Interest expense includes interest incurred on our outstanding borrowings and deferred compensation and other employment agreements and is net of amounts capitalized for construction in progress.
The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full-year period, we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The write-down to the carrying value of Television goodwill included $150 million of goodwill that is not deductible for income taxes.
Discontinued Operations — Discontinued operations includes the results of SNI, which was spun-off to our shareholders on July 1, 2008.

Business Segment Results
Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Year-to-date
(in thousands)	2009	Change	2008

Segment operating revenues:

Newspapers	$121,825	(21.7)%	$155,599
JOAs and newspaper partnerships	19	(68.9)%	61
Television	60,406	(20.5)%	76,019
Licensing and other	23,118	(2.1)%	23,619
Corporate	—		396

Total operating revenues	$205,368	(19.7)%	$255,694

Segment profit (loss):

Newspapers	$2,947	(88.5)%	$25,550
JOAs and newspaper partnerships	(21,086)		235
Television	(2,413)		14,170
Licensing and other	3,135	50.1%	2,088
Corporate	(7,812)	(43.3)%	(13,782)

Depreciation and amortization	(11,763)		(11,086)
Impairment of goodwill and indefinite-lived assets	(216,413)		—
Equity earnings in investments	(85)		1,780
Losses on disposal of property, plant and equipment	(338)		(103)
Interest expense	(246)		(6,101)
Separation costs	(1,493)		(1,059)
Miscellaneous, net	(1,028)		899

Income (loss) from continuing operations before income taxes	$(256,595)		$12,591

Newspapers
We operate daily and community newspapers in 14 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by national and local economic conditions, particularly within the retail, labor, housing and auto markets, as well as newsprint prices.
Operating results for our newspaper business were as follows:

	Year-to-date
(in thousands)	2009	Change	2008

Segment operating revenues:
Local	$26,552	(24.9)%	$35,378
Classified	26,642	(37.7)%	42,763
National	5,982	(25.7)%	8,051
Online	7,314	(26.5)%	9,947
Preprint and other	19,269	(19.7)%	24,006

Newspaper advertising	85,759	(28.6)%	120,145
Circulation	30,637	0.4%	30,514
Other	5,429	9.9%	4,940

Total operating revenues	121,825	(21.7)%	155,599

Segment costs and expenses:
Employee compensation and benefits	62,120	(7.0)%	66,761
Production and distribution	34,674	(11.1)%	38,989
Other segment costs and expenses	22,084	(9.1)%	24,299

Total costs and expenses	118,878	(8.6)%	130,049

Contribution to segment profit	$2,947	(88.5)%	$25,550

Revenues
Print advertising revenues declined for the three months ended March 31, 2009, compared with the first quarter of 2008. The decrease was primarily due to continued weakness in local display and classified advertising in our newspaper markets. Classified advertising was particularly impacted by decreases in demand for real estate, automotive and employment advertising.
The decline in online advertising revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Revenue from pure-play advertisers, who purchase ads only on the company’s newspaper Web sites, rose 30% in the quarter. We have pursued strategic partnerships with Yahoo! and zillow.com to garner larger shares of local ad dollars that are spent online.
Circulation revenues were flat for the three months ended March 31, 2009, compared with the first quarter of 2008. Increases in circulation rates offset declines in circulation volumes.
Revenue in the preprint and other category declined due to continued economic weakness in our markets.
Other operating revenues, which represent revenue earned on ancillary services offered by our newspapers, increased $0.5 million.

Operating costs and expenses
Employee compensation and benefits declined for the three months ended March 31, 2009, compared with the first quarter of 2008. The reduction in employee compensation and benefits costs reflects the impact of staff reductions due to attrition and the reduction in force implemented in the fourth quarter of 2008. Full time equivalent employees were approximately 16% less than the comparable prior year quarter. First quarter 2009 employee compensation and benefit costs includes a $2.4 million curtailment charge related to the decision to freeze the accrual of benefits for certain of our defined benefit plans.
Production and distribution costs declined for the three months ended March 31, 2009, compared to the first quarter of 2008. While newsprint prices for the first quarter of 2009 were approximately 27% higher than the first quarter of 2008, newsprint consumption declined by approximately 34%.
Other costs declined by approximately $2.2 million compared with the first quarter of 2008 due to cost cutting initiatives instituted at all of our newspapers.
Joint Operating Agreement and Newspaper Partnerships
We closed the Rocky Mountain News after its final edition was published on February 27, 2009. Under the terms of an agreement with MediaNews Group, Inc. we will transfer our interests in the Denver Newspaper Agency and our Colorado newspaper partnership prior to the end of the third quarter of 2009.
Our share of the operating profit (loss) of our JOA and our newspaper partnerships is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.
Operating results for our JOA and newspaper partnerships were as follows:

	Year-to-date
(in thousands)	2009	2008

Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$—	$6,905
Colorado	(334)	(172)

Total equity in earnings	(334)	6,733

Operating revenues of JOAs and newspaper partnerships	19	61

Total	(315)	6,794

JOA editorial costs and expenses	20,771	6,559

Contribution to segment profit (loss)	$(21,086)	$235

JOA editorial costs and expenses include additional costs associated with our decision to close the Rocky Mountain News and exit the Denver newspaper market. Such costs include severance and other payments to terminated employees.

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
The operating performance of our television group is most affected by the health of the national and local economies, particularly conditions within the services, auto and retail industries, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in even-numbered years, when congressional and presidential elections occur.
Operating results for television were as follows:

	Year-to-date
(in thousands)	2009	Change	2008

Segment operating revenues:
Local	$35,644	(22.1)%	$45,746
National	18,372	(16.9)%	22,104
Political	177	(94.2)%	3,055
Network compensation	2,056	(5.6)%	2,177
Other	4,157	41.5%	2,937

Total segment operating revenues	60,406	(20.5)%	76,019

Segment costs and expenses:
Employee compensation and benefits	35,241	2.4%	34,400
Programs and program licenses	12,908	11.7%	11,558
Production and distribution	3,290	(17.4)%	3,985
Other segment costs and expenses	11,380	(4.4)%	11,906

Total segment costs and expenses	62,819	1.6%	61,849

Segment profit (loss)	$(2,413)		$14,170

Revenues
Advertising revenues decreased for the three months ended March 31, 2009, compared with the first quarter of 2008 due to the difficult economic conditions which reduced the demand for national and local advertising. Weakness in the automotive, retail and financial services categories, among others, contributed to the year-over-year decline.
Costs and expenses
Our costs and expenses increased slightly for the three months ended March 31, 2009, compared with the first quarter of 2008. Employee compensation increased by 2.4% due solely to increased pension costs. Pension costs in 2009 include a $1.1 million curtailment charge related to the decision to freeze the accrual of benefits under certain of our pension plans. Wages decreased year-over-year due to the implementation of salary and bonus reduction for certain management employees.
Programming is acquired under long-term licensing arrangements. The cost of programs and program licenses increased due primarily to higher costs for syndicated programs in certain of our markets. Production and distribution expense and other costs and expenses decreased due to cost reduction initiatives implemented at all of our television stations. Cost savings resulting from those initiatives were partially offset by increased bad debt expense.

Licensing and Other
Licensing and other primarily includes syndication and licensing of news features and comics. Under the trade name United Media, we distribute news and opinion columns, comics and other features for the newspaper industry.
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
Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee’s sales. We generally negotiate a fixed fee for the use of our copyrighted characters for promotional and advertising purposes. We generally pay a percentage of gross syndication and licensing royalties to the creators of these properties. We also represent the owners of other copyrights and trademarks in the U.S. and international markets. Services offered include negotiation and enforcement of licensing agreements and collection of royalties. We typically retain a percentage of the licensing royalties.
Operating results for licensing and other were as follows:

	Year-to-date
(in thousands)	2009	Change	2008

Segment operating revenues:
Licensing	$17,202	(2.0)%	$17,549
Feature syndication	4,224	(7.8)%	4,581
Other	1,692	13.6%	1,489

Total segment operating revenues	23,118	(2.1)%	23,619

Segment costs and expenses:
Employee compensation and benefits	5,140	1.0%	5,091
Author royalties and agent commissions	11,355	(9.9)%	12,609
Other segment costs and expenses	3,488	(9.0)%	3,831

Total segment costs and expenses	19,983	(7.2)%	21,531

Segment profit	$3,135	50.1%	$2,088

Revenues
Revenues declined slightly for the three months ended March 31, 2009. The decline in licensing revenues is due to lower royalties from our licensees, while feature syndication revenues decreased due to fewer newspapers syndicating our products.
Costs and expenses
Our costs and expenses decreased for the three months ended March 31, 2009, compared with the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our cash flow from operating activities. Our cash flow from operating activities has historically been used to invest in and expand our portfolio of local media businesses, to repay debt and to return cash to our shareholders.
Local and national advertising provides approximately 80% of our total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. We believe 2009 will continue to be a challenging year, with broad economic uncertainty and advertising weakness projected to continue, including the relative lack of political advertising. Cash flow from operating activities decreased by $25 million. The decrease was primarily due to lower earnings in the first quarter of 2009 as compared with 2008. Cash flow from continuing operating activities in 2009 was positively impacted by the receipt of $16 million from SNI for the payment of taxes paid in 2008 on income attributable to SNI for periods prior to the spin-off. In the second quarter of 2009 we expect to pay approximately $12 million of costs associated with our decision to exit the Denver newspaper market that were accrued in the first quarter of 2009.
Capital expenditures in 2009 were $14.3 million, down from $19.1 million in the prior year. Substantially all of the capital spending in 2009 is related to the completion of a new production facility for our Naples newspaper.
During the first quarter of 2009 we borrowed $12 million under our credit facilities while cash and short-term investments increased $18.3 million.
We believe that our low debt level is a competitive advantage during these difficult financial times. At March 31, 2009, we had drawn $72 million under our Revolving Credit Agreement (“Revolver”), and our net debt (borrowings less cash and short-term investments) was $28 million.
Borrowings under our Revolver are limited to $200 million, or a maximum of 3.0 times Consolidated EBITDA, adjusted for certain noncash expenses, for the last four quarters. At March 31, 2009, the full $200 million of the Revolving Credit Agreement was available to us, however, we expect Maximum Borrowings under the Revolver will be less than $200 million for the last half of 2009.
To improve the company’s financial flexibility we have suspended our quarterly dividend and have undertaken a variety of cost-saving measures. These include pay reductions of 3 to 5 percent for all non-union employees at our newspapers and the corporate office. These cuts are in addition to pay cuts that affected corporate executives, TV station general managers and newspaper publishers effective January 1, 2009. We also suspended our match of employees’ contributions to our defined contribution retirement and savings plan and have eliminated for 2009 the portion of bonuses (for bonus-eligible employees) tied to segment profit performance. Later in the year we will freeze the accrual of benefits under our defined benefit pension plans. Newsprint costs have recently come off historic highs, providing a measure of cost relief to our newspaper division for the remainder of 2009. Current newsprint prices are approximately 16% less than prices paid during the first quarter of 2009.
We have also taken decisive steps to reduce capital spending. This year, excluding capital to complete construction of the Naples production facility, capital expenditures are expected to be $10 million, down from $48 million in 2008. Costs associated with construction of the Naples production facility are expected to be $35 million in 2009, including $12 million incurred in the first quarter, and were $42 million in 2008.
As of December 31, 2008, the unfunded obligation for our qualified pension plans was approximately $162 million, as measured in accordance with ERISA. Freezing benefit accruals is expected to reduce the unfunded obligation by approximately $10 million. We have no required contributions in 2009 to our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
We expect to realize approximately $70 million of our deferred tax assets in 2009 and 2010, either through deductions on our 2009 and 2010 tax returns, or through refunds of taxes paid in prior years.
We expect our cash flow from operating activities and available borrowings under our Revolver will be sufficient to meet our operating and capital needs. If we do not meet our EBITDA projections, and therefore exceed such reduced borrowing limits, we would have to seek waivers or amendments to the Revolver covenants. We cannot be assured such waivers or amendments would be granted based upon current credit market conditions.
We continually evaluate our assets to determine if they remain a strategic fit and, given our business and the financial performance outlook, make sense to continue to be part of our portfolio.

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
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at March 31, 2009.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2009				As of December 31, 2008
	Cost	Fair			Cost	Fair
(in thousands)	Basis	Value			Basis	Value

Financial instruments subject to interest rate risk:
Revolving credit agreement	$72,000	$72,000			$60,000	$60,000
Other notes	1,130	1,130			1,166	1,166

Total long-term debt including current portion	$73,130	$73,130			$61,166	$61,166

Financial instruments subject to market value risk:
Other equity securities	$7,070	$	(a	)	$7,070	$	(a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
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