Form 10-Q
period 2009-06-30
SCRIPPS E W CO /DE
filed 2009-08-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2009, there were 42,162,117 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

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
We are involved in litigation arising in the ordinary course of business, such as defamation actions, employment related actions and various governmental and administrative proceeding. We do not expect any of these matters to result in material loss.

ITEM 1A.	RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
There were no sales of unregistered equity securities in this reporting period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities in this reporting period.

3

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following table presents information on matters submitted to a vote of security holders at the May 5, 2009, Annual Meeting of Shareholders:

		Authority
Description of Matters Submitted	In Favor	Withheld
1. Election of Directors:
Class A Common Shares:
Roger L. Ogden	35,478,469	379,154
J. Marvin Quin	35,482,690	374,933
Kim Williams	35,492,714	364,909

Common Voting Shares:
Richard A. Boehne	11,759,857
John H. Burlingame	11,759,857
John W. Hayden	11,759,857
Mary McCabe Peirce	11,759,857
Nackey E. Scagliotti	11,759,857
Paul K. Scripps	11,759,857

ITEM 5.	OTHER INFORMATION
On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amended and restated the Company’s $200 million Revolver and reduces the maximum amount of availability under the facility to $150 million. Borrowings under the 2009 Agreement are limited to a borrowing base, as follows:
a)	100% of cash maintained in a blocked account (up to $20 million),
b)	60% of net book value of accounts receivable (limited to $65 million) to October 15, 2009, and 85% of eligible accounts receivable thereafter,
c)	40% of eligible newsprint inventory,
d)	$25 million for eligible real property to October 15, 2009 and 50% of the fair market value of eligible real property (limited to $60 million) thereafter, and
e)	Up to $28.8 million for an expected Federal tax refund through October 20, 2009.
Under the terms of the 2009 Agreement we will make a mandatory payment of the outstanding borrowings equal to the Net Cash Proceeds from the expected Federal tax refund. However, such repayment does not result in a permanent reduction in the $150 million commitment.
Under the terms of the 2009 Agreement we have granted the lenders mortgages on certain of the Company’s real property, pledges of the Company’s equity interests in its subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment. If at any time, the amount of excess availability (defined as the amount by which the borrowing base exceeds the aggregate borrowings and letters of credit under the 2009 Agreement) is equal to or less than $22.5 million, we must then maintain a fixed charge coverage ratio (as defined therein) of at least 1.1 to 1.0.
Borrowings under the 2009 Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum.
Commitment fees ranging from 0.50% to 0.75% per annum (depending on utilization) of the total unused commitment accrue and are payable under the credit facility.

ITEM 6.	EXHIBITS
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 10, 2009	BY:	/s/ Douglas F. Lyons Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30,	December 31,
(in thousands)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$10,093	$5,376
Short-term investments	31,822	21,130
Accounts and notes receivable (less allowances — $5,493 and $7,763)	106,039	169,010
Inventory	7,503	11,952
Deferred income taxes	34,622	33,911
Income taxes receivable	57,099	12,363
Miscellaneous	14,818	31,794

Total current assets	261,996	285,536

Investments	14,876	12,720

Property, plant and equipment	428,689	427,138

Goodwill and other intangible assets:
Goodwill	—	215,432
Other intangible assets	24,361	26,464

Total goodwill and other intangible assets	24,361	241,896

Other assets:
Deferred income taxes	76,486	112,405
Miscellaneous	7,175	9,281

Total other assets	83,661	121,686

TOTAL ASSETS	$813,583	$1,088,976

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2009	2008

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,097	$55,889
Customer deposits and unearned revenue	31,843	38,817
Accrued liabilities:
Employee compensation and benefits	36,313	38,398
Accrued income taxes	544	1,777
Accrued talent payable	10,536	15,981
Miscellaneous	17,425	21,974
Other current liabilities	4,373	14,748

Total current liabilities	124,131	187,584

Long-term debt	73,093	61,166

Other liabilities (less current portion)	192,607	245,259

Equity:
The E.W. Scripps Company equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 42,041,325 and 41,884,187 shares	420	419
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,933,401 shares	119	119

Total	539	538
Additional paid-in capital	529,482	523,859
Retained earnings (accumulated deficit)	(17,620)	200,827
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(92,437)	(134,293)
Foreign currency translation adjustment	537	638

Total equity for The E.W. Scripps Company	420,501	591,569
Noncontrolling interest	3,251	3,398

Total equity	423,752	594,967

TOTAL LIABILITIES AND EQUITY	$813,583	$1,088,976

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Operating Revenues:
Advertising	$137,425	$190,994	$280,818	$385,399
Circulation	28,565	27,989	59,202	58,503
Licensing	14,454	18,351	31,657	35,900
Other	13,480	13,560	26,886	26,786

Total operating revenues	193,924	250,894	398,563	506,588

Costs and Expenses:
Employee compensation and benefits	85,626	117,794	212,172	244,862
Production and distribution	42,363	55,915	91,789	112,674
Programs and program licenses	12,969	11,416	25,876	22,974
Other costs and expenses	37,975	46,346	78,630	85,127
Separation and restructuring costs	1,441	8,550	2,934	9,609

Total costs and expenses	180,374	240,021	411,401	475,246

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,403	10,718	21,446	21,004
Amortization of intangible assets	383	801	1,103	1,601
Impairment of goodwill and indefinite-lived assets	—	778,900	216,413	778,900
(Gains) losses on disposal of property, plant and equipment	241	(2,364)	579	(2,261)

Net depreciation, amortization and (gains) losses	11,027	788,055	239,541	799,244

Operating income (loss)	2,523	(777,182)	(252,379)	(767,902)
Interest expense	(311)	(4,393)	(409)	(10,662)
Equity in earnings of JOAs and other joint ventures	631	2,460	212	10,973
Write-down of investments in newspaper partnerships	—	(95,000)	—	(95,000)
Losses on repurchases of debt	—	(26,380)	—	(26,380)
Miscellaneous, net	(82)	6,692	(1,258)	7,759

Income (loss) from continuing operations before income taxes	2,761	(893,803)	(253,834)	(881,212)
Provision (benefit) for income taxes	508	(285,360)	(35,240)	(281,390)

Income (loss) from continuing operations, net of tax	2,253	(608,443)	(218,594)	(599,822)
Income from discontinued operations, net of tax	—	101,643	—	199,383

Net income (loss)	2,253	(506,800)	(218,594)	(400,439)
Net income (loss) attributable to noncontrolling interests	—	24,441	(147)	46,734

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$2,253	$(531,241)	$(218,447)	$(447,173)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.04	$(11.20)	$(4.08)	$(11.06)
Income from discontinued operations	.00	1.42	.00	2.81

Net income (loss) per basic share of common stock	$.04	$(9.78)	$(4.08)	$(8.24)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.04	$(11.20)	$(4.08)	$(11.06)
Income from discontinued operations	.00	1.42	.00	2.81

Net income (loss) per diluted share of common stock	$.04	$(9.78)	$(4.08)	$(8.24)

Net income (loss) per share amounts may not foot since each is calculated independently.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities:
Net loss	$(218,594)	$(400,439)
Income from discontinued operations, net of noncontrolling interest	—	(199,383)

Loss from continuing operations	(218,594)	(599,822)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	22,549	22,605
Impairment of goodwill and indefinite-lived assets	216,413	873,900
(Gains)/losses on sale of property, plant and equipment	579	(2,261)
Gains on sale of investments	—	(7,480)
Equity in earnings of JOAs and other joint ventures	(212)	(10,973)
Deferred income taxes	(19,611)	(292,318)
Excess tax benefits of stock compensation plans	—	862
Stock and deferred compensation plans	5,358	3,013
Dividends received from JOAs and other joint ventures	1,275	18,895
Losses on repurchases of debt	—	26,380
Pension expense, net of payments	17,630	5,821
Other changes in certain working capital accounts, net	16,559	(11,930)
Miscellaneous, net	(3,651)	562

Net cash provided by continuing operating activities	38,295	27,254
Net cash provided by discontinued operating activities	—	268,166

Net operating activities	38,295	295,420

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	135	269
Additions to property, plant and equipment	(24,136)	(37,910)
Decrease (increase) in short-term investments	(10,692)	8,037
Proceeds from sale of investments	72	37,074
Increase in investments	(3,037)	(646)

Net cash provided by (used in) continuing investing activities	(37,658)	6,824
Net cash used in discontinued investing activities	—	(41,245)

Net investing activities	(37,658)	(34,421)

Cash Flows from Financing Activities:
Increase in long-term debt	12,000	60,000
Payments on long-term debt	(73)	(506,335)
Bond redemption premium payment	—	(22,517)
Dividends paid	—	(45,724)
Dividends paid to noncontrolling interests	—	(16)
Repurchase Class A Common shares	—	(11,442)
Proceeds from employee stock options	—	15,492
Excess tax benefits of stock compensation plans	—	1,228
Miscellaneous, net	(7,847)	125

Net cash provided by (used in) continuing financing activities	4,080	(509,189)
Net cash provided by discontinued financing activities	—	265,942

Net financing activities	4,080	(243,247)

Effect of exchange rate changes on cash and cash equivalents	—	(75)

Change in cash — discontinued operations	—	(23,268)

Increase (decrease) in cash and cash equivalents	4,717	(5,591)

Cash and cash equivalents:
Beginning of year	5,376	19,100

End of period	$10,093	$13,509

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

As of December 31, 2007	$543	$476,142	$1,971,848	$1,828	$141,930	$2,592,291
Net loss			(447,173)		46,734	(400,439)
Unrealized gains (losses) on investments				(682)		(682)
Adjustment for losses (gains) in income on investments				(3,655)		(3,655)

Change in unrealized gains (losses) on investments				(4,337)		(4,337)
Amortization of prior service costs, actuarial losses, and transition obligations				1,339		1,339
Equity in investee’s adjustments for FAS 158				(95)		(95)
Currency translation adjustment				(43)		(43)
Dividends: declared and paid — $.84 per share			(45,724)			(45,724)
Dividends: Noncontrolling interest					(56,199)	(56,199)
Repurchase 93,333 Class A Common shares	(1)	(956)	(10,485)			(11,442)
Compensation plans: 259,969 net shares issued	3	30,900				30,903
Tax benefits of compensation plans		2,090				2,090

As of June 30, 2008	$545	$508,176	$1,468,466	$(1,308)	$132,465	$2,108,344

As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net loss			(218,447)		(147)	(218,594)
Amortization of prior service costs, actuarial losses, and transition obligations				6,874		6,874
Pension liability adjustment				34,982		34,982
Currency translation adjustment				(101)		(101)
Compensation plans: 156,472 net shares issued	1	5,623				5,624

As of June 30, 2009	$539	$529,482	$(17,620)	$(91,900)	$3,251	$423,752

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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods. Management has evaluated all subsequent events through the August 10, 2009, issuance of these financial statements.
Results of operations are not necessarily indicative of the results for future interim periods or for the full year.
Nature of Operations — We are a media concern with interests in newspaper publishing, broadcast television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, JOAs and newspaper partnerships, Television, and Licensing and other. Note 13 provides additional information regarding our business segments.
On July 1, 2008, we distributed our national cable television networks and interactive media business to our shareholders in a tax-free spin-off. We report results for those businesses as discontinued operations for all periods. See Note 3 for additional information regarding the Spin-off.
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
Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the recognition of certain revenues; rebates due to customers; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets and goodwill; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; estimates for uncollectible accounts receivable; and self-insured risks.
While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.
Concentration of Credit Risk — In order to reduce our price of newsprint and to manage delivery and supply of newsprint, we purchase and arrange delivery of newsprint for other newspaper companies. Newsprint vendors retain the credit risk for newsprint shipped to other newspaper companies beginning in 2009. Prior to 2009, we retained credit risk for newspaper shipments to other newspaper companies.
Newspaper Joint Operating Agreements (“JOA”) — We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Condensed Consolidated Statements of Operations. The related editorial costs and expenses are included within costs and expenses in our Condensed Consolidated Statements of Operations.
Revenue Recognition — We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, we allocate revenue to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time we recognize any associated deferred revenues. We report revenue net of our remittance of sales taxes and other taxes collected from our customers.

Our primary sources of revenue are from:
•	The sale of print, broadcast, and Internet advertising
•	The sale of newspapers
•	Licensing royalties
The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2008.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and restricted share units, and performance units to key employees and non-employee directors. We issued 9.4 million restricted share units with an aggregate fair value of $8.3 million in the six months ended June 30, 2009. We recognize the fair value of the awards as an employee’s rights to the awards vest over service periods of three to four years.
Share-Based Equity Awards
Share based compensation costs for continuing operations totaled $2.0 million for the second quarter of 2009 and $4.8 million for the second quarter of 2008. Year-to-date share based compensation costs for continuing operations totaled $5.1 in 2009 and $13.0 in 2008.
Share based compensation costs for discontinued operations, totaled $1.4 million for the second quarter of 2008. Year-to-date share based compensation costs for discontinued operations totaled $2.8 in 2008.
Earnings Per Share (“EPS”) — In 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for us beginning January 1, 2009. Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. In periods of loss no portion of the loss is allocated to the participating securities. This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of this FSP did not result in a change to the previously reported basic EPS and diluted EPS for the three or six months ended June 30, 2008.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Numerator (for both basic and diluted earnings per share)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$2,253	$(531,241)	$(218,447)	$(447,173)
Less income allocated to unvested restricted stock and RSUs	(341)	—	—	—

Numerator for basic and diluted earnings per share	$1,912	$(531,241)	$(218,447)	$(447,173)

Denominator
Basic weighted-average shares outstanding	53,636	54,305	53,605	54,261
Effect of dilutive securities:
Unvested restricted stock and RSUs held by employees	—	—	—	—
Stock options held by employees and directors	—	—	—	—

Diluted weighted-average shares outstanding	53,636	54,305	53,605	54,261

Anti-dilutive securities(1)	22,146	2,413	22,146	2,413

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the year-to-date 2009 and year-to-date and quarter 2008 periods, we incurred a net loss and the inclusion of unvested restricted stock, RSUs and stock options held by employees and directors were anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.
2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Changes — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”), Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of FAS 157 did not have a material impact on our financial statements.
In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the deconsolidation of a subsidiary, and accounting for noncontrolling interests as equity in the consolidated financial statements at fair value. We adopted FAS 160 as of January 1, 2009. Upon adoption of FAS 160, we reclassified our noncontrolling interest in subsidiary companies to shareholders’ equity and changed the presentation of our statement of operations and statement of cash flows. We have retroactively reclassified all periods presented.
In December 2007, the FASB issued FAS 141(R), Business Combinations. FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. We adopted FAS 141(R) effective January 1, 2009, prospectively for all business combinations subsequent to the effective date.
In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FAS 133. FAS 161 amends and expands the disclosure requirements of FAS 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. We adopted FAS 161 effective January 1, 2009. The adoption of FAS 161 had no impact on our financial statements.
In May 2009, the FASB issued FAS 165, “Subsequent Events”. FAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position or our results of operations.

New Accounting Pronouncements — In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. This statement amends the consolidation guidance applicable to variable interest entities and is effective for us on January 1, 2010. We do not expect this standard to have a material impact on our financial condition or results of operations.
In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162.” FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards but does not modify US GAAP, is effective for us on July 1, 2009.
3. DISCONTINUED OPERATIONS
On October 16, 2007, we announced that our Board of Directors had authorized management to pursue a plan to separate Scripps into two independent, publicly traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to Scripps shareholders. We formed SNI as a wholly owned subsidiary on October 23, 2007, in order to effect the Separation, and transferred all assets and liabilities of the Scripps Networks and Interactive Media businesses to SNI prior to the effective date of the Separation.
On July 1, 2008, we distributed all of the shares of SNI to shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). Shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.
Following completion of the Separation, we report SNI as discontinued operations in our financial statements.
In connection with the Separation, the following agreements between Scripps and SNI became effective:
•	Separation and Distribution Agreement
•	Transition Services Agreement
•	Employee Matters Agreement
•	Tax Allocation Agreement
These agreements are described in detail in our 2008 Annual Report on Form 10-K.
For the three-and-six-month periods ended June 30, 2009, we charged SNI $1.0 and $2.9 million and paid SNI $0.1 and $0.5 million, respectively, for services rendered under the terms of these agreements. In 2009, SNI also reimbursed us $16 million for its share of estimated taxes prior to the Separation under the Tax Allocation Agreement.
Operating results of our discontinued operations were as follows:

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands)	2008	2008

Operating revenues	$415,534	$803,208

Equity in earnings of JOAs and other joint ventures	$5,083	$9,090

Income from discontinued operations:

Income from discontinued operations, before tax	$167,217	$311,998
Income taxes	(65,574)	(112,615)

Income from discontinued operations	$101,643	$199,383

Investment banking fees, legal, accounting and other professional and consulting fees directly related to the Separation totaled $23.4 million and $18.1 million for the six-month and three-month periods ending June 30, 2008, respectively. We have allocated $13.7 million and $9.5 million of these costs for the six-month and three-month period ending June 30, 2008, respectively to discontinued operations in the Condensed Consolidated Statements of Operations and the remaining costs to earnings from continuing operations.
4. OTHER CHARGES AND CREDITS
2009 — Separation and restructuring costs include the costs to separate and install separate information systems as well as other costs related to affect the spin-off of SNI. Efforts to separate and install separate systems are expected to continue through the end of the third quarter. These costs increased loss from continuing operations before taxes by $1.4 million in the second quarter and $2.9 million year-to-date.
In the first quarter we recorded a $215 million, non-cash charge to reduce the carrying value of our goodwill for our Television division. See Note 7.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station.
2008 — In the second quarter we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill. We also recorded a non-cash charge of $95 million to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnership to our share of the estimated fair value of their net assets.
In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.
Transaction costs and other activities related to the spin-off of SNI increased our costs and expenses by $8.6 million and $9.6 million, respectively for the three-and-six-month periods ended June 30, 2008.
Investment results, reported in the caption “Miscellaneous, net” in our Condensed Consolidated Statements of Operations, include realized gains of $6.8 million from the sale of certain investments in the second quarter of 2008.
5. INCOME TAXES
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate subsidiary company state income tax returns in the remaining states in which we have nexus.
The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. We must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax in calculating the estimated effective income tax rate for the full year. The actual effective income tax rate may differ from these estimates if income (loss) before income tax is greater or less than the estimated amount or if the allocation of income (loss) to tax jurisdictions differs from the estimated allocations. We review and adjust our estimated effective income tax rate each quarter.
The effective income tax rate for the six months ended June 30, 2009, was 13.9%. Approximately $150 million of the goodwill impairment charge recorded in the first quarter is not deductible for income tax purposes, resulting in the difference between the effective income tax rate and the U.S. Federal statutory rate of 35%.
Deferred tax assets totaled $111 million at June 30, 2009. Approximately $53 million of our deferred tax assets are scheduled to reverse in 2009 and 2010. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If current economic conditions persist or worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods. We have recorded a valuation allowance for certain state net operating losses.
Liabilities for uncertain tax positions totaled $19.2 million at June 30, 2009. Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However, we remain severally liable for SNI’s pre-spin-off federal taxes and its state and local income taxes in jurisdictions in which SNI was included in a unitary tax return. The liability for uncertain tax positions includes $2.8 million for positions, which, if assessed, would be reimbursed by SNI.

We reached an agreement with the Internal Revenue Service in the second quarter of 2009 to settle the examinations of our 2005 and 2006 federal income tax returns. We reversed unrecognized tax benefits of $1.5 million upon the settlement, increasing our tax benefit for the six months ended June 30, 2009.
6. JOINT OPERATING AGREEMENT AND NEWSPAPER PARTNERSHIPS
Our Rocky Mountain News and Media News Group, Inc.’s (MNG) Denver Post are partners in The Denver Newspaper Agency (the “Denver JOA”), a limited liability partnership, which operated the sales, production and business operations of the Rocky Mountain News prior to its closure and continues to operate the sales, production and business operations of the Denver Post. Each newspaper owns 50% of the Denver JOA and receives a 50% share of the Denver JOA profits. Each newspaper provides the Denver JOA with the independent editorial content published in its newspaper.
We also have a 50% interest in Prairie Mountain Publishing (“PMP”). PMP, a newspaper partnership with a subsidiary of MNG, operates certain of both companies’ other newspapers in Colorado, including their editorial operations.
Due primarily to the negative effects of the economy on the advertising revenues of the Denver JOA and the Colorado newspaper partnership, we determined that indications of impairment of our investments in those newspaper partnerships existed as of June 30, 2008. We recorded a non-cash charge of $95 million to reduce the carrying value of our investment in the Denver JOA and Colorado newspaper partnership to our share of the estimated fair value of their net assets in the second quarter of 2008.
After an unsuccessful search for a buyer, we closed the Rocky Mountain News after its final edition was published on February 27, 2009. JOA editorial costs and expenses in 2009 include severance and other payments to terminated employees associated with our decision to exit the Denver newspaper market. Under the terms of an agreement with MNG, we will transfer our interests in the Denver JOA and PMP to MNG prior to the end of the third quarter of 2009.
In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. At the same time, we also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper. Under an amended agreement with the JPC, we own an approximate 40% residual interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we pay JPC an amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership directs and manages the operations of the continuing Journal newspaper.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2009	2008

Goodwill	$—	$215,432

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	5,641	5,641
Customer lists	12,469	12,794
Other	6,092	6,193

Total carrying amount	24,202	24,628

Accumulated amortization:
Television network affiliation relationships	(1,462)	(1,310)
Customer lists	(7,394)	(6,919)
Other	(4,180)	(4,130)

Total accumulated amortization	(13,036)	(12,359)

Net amortizable intangible assets	11,166	12,269

Indefinite-lived intangible assets — FCC licenses	13,195	14,195

Total other intangible assets	24,361	26,464

Total goodwill and other intangible assets	$24,361	$241,896

Activity related to goodwill by business segment was as follows:

			Licensing
(in thousands)	Newspapers	Television	and Other	Total

Goodwill:
Balance as of December 31, 2007	$785,621	$215,414	$18	$1,001,053
Impairment of goodwill	(778,900)	—	—	(778,900)
Other adjustments	(6,721)	—	—	(6,721)

Balance as of June 30, 2008	$—	$215,414	$18	$215,432

Balance as of December 31, 2008	$—	$215,414	$18	$215,432
Impairment of goodwill	—	(215,414)	—	(215,414)
Other adjustments	—	—	(18)	(18)

Balance as of June 30, 2009	$—	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is expected to be $0.8 million for the remainder of 2009, $1.4 million in 2010, $1.3 million in 2011, $1.0 million in 2012, $0.8 million in 2013, $0.7 million in 2014 and $5.2 million in later years.

Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009. We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009. Because of the timing and complexity of the calculations required under step two of the process, we had not yet completed the step two process as of the issuance of our March 31, 2009 financial statements. However, based upon our preliminary valuations, we recorded a $215 million, non-cash charge in the three months ended March 31, 2009, to reduce the carrying value of goodwill. We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value in the first quarter of 2009. We completed the step two of the goodwill impairment testing during the second quarter of 2009. We did not adjust the first quarter estimated impairment charges.
In 2008, due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of SNI to shareholders and the per share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008. We concluded the fair value of our newspaper reporting unit did not exceed the carrying value of our newspaper net assets as of June 30, 2008. We recorded a $779 million, non-cash charge in the six months ended June 30, 2008.
Management must make significant judgments to determine fair values, including the valuation methodology and the underlying financial information used in the valuation. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2009	2008

Revolving credit agreement	$72,000	$60,000
Other notes	1,093	1,166

Long-term debt (less current portion)	$73,093	$61,166

Fair value of long-term debt*	$63,000	$61,166

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
On June 30, 2008, we entered into a new Revolving Credit Agreement (“Revolver”) expiring on June 30, 2013, with a total availability of $200 million. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of an adjusted rate based on LIBOR plus 0.625% to 1.5% or the higher of the prime or the Federal Funds rate plus 0.5% . The weighted-average interest rate on borrowings under the Revolver was 1.2% and 1.7% at June 30, 2009, and December 31, 2008, respectively.
The Revolver included certain affirmative and negative covenants including compliance with specified financial ratios, including maintenance of minimum interest coverage ratio and leverage ratio as defined in the agreement. We were required to maintain a minimum of a 3.0 to 1.0 interest coverage ratio of Consolidated EBITDA, as defined in the agreement, for the last four quarters to Consolidated interest expense for the same period. Unusual and non-recurring non-cash charges and non-cash compensation expenses arising from share based equity awards were not included in Consolidated EBITDA. Maximum Borrowings under the Revolver were limited to 3.0 times Consolidated EBITDA, adjusted for certain noncash expenses, for the last four quarters.
On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amended and restated the Company’s existing $200 million Revolver and reduces the maximum amount of availability under the facility to $150 million. Borrowings under the 2009 Agreement are limited to a borrowing base, as follows:
a)	100% of cash maintained in a blocked account (up to $20 million),
b)	60% of net book value of accounts receivable (limited to $65 million) to October 15, 2009, and 85% of eligible accounts receivable thereafter,

c)	40% of eligible newsprint inventory,
d)	$25 million for eligible real property to October 15, 2009 and 50% of the fair market value of eligible real property (limited to $60 million) thereafter, and
e)	Up to $28.8 million for an expected Federal tax refund through October 20, 2009.
Under the terms of the 2009 Agreement we will make a mandatory payment of the outstanding borrowings equal to the Net Cash Proceeds from the expected Federal tax refund. However, such repayment does not result in a permanent reduction in the $150 million commitment.
Under the terms of the 2009 Agreement we have granted the lenders mortgages on certain of the Company’s real property, pledges of the Company’s equity interests in its subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment. If at any time, the amount of excess availability (defined as the amount by which the borrowing base exceeds the aggregate borrowings and letters of credit under the 2009 Agreement) is equal to or less than $22.5 million, we must then maintain a fixed charge coverage ratio (as defined therein) of at least 1.1 to 1.0.
Borrowings under the 2009 Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum.
Commitment fees ranging from 0.50% to 0.75% per annum (depending on utilization) of the total unused commitment accrue and are payable under the credit facility.
As of June 30, 2009, and December 31, 2008, we had outstanding letters of credit of $9.7 million and $8.3 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. We receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. We have not designated the swap as a hedge for accounting purposes As a result, changes in the fair value of the swap are included in income with a corresponding adjustment to other long-term liabilities. The fair value was a $1.0 million liability at June 30, 2009, and a $0.8 million liability at December 31, 2008. Losses on the swap totaling $0.2 million for the six months ended June 30, 2009, are included in miscellaneous, net in the Condensed Consolidated Statement of Operations.
9. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2009	2008

Employee compensation and benefits	$20,556	$22,412
Liability for pension benefits	134,927	183,631
FIN 48 tax liability	19,155	19,840
Other	17,969	19,376

Other liabilities (less current portion)	$192,607	$245,259

10. FAIR VALUE MEASUREMENT
We measure certain financial assets at fair value on a recurring basis, including short-term investments and derivatives. Fair value is determined based upon three levels of inputs. The three levels that may be used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Directly or indirectly observable inputs, other than prices quoted in active markets.
•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that we measure at fair value on a recurring basis:

	June 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$31,822	$31,822	$—	$—

Liabilities:
Interest rate swap	$956	$—	$956	$—

	December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$21,130	$21,130	$—	$—

Liabilities:
Interest rate swap	$840	$—	$840	$—
11. NONCONTROLLING INTERESTS
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
Noncontrolling interest from discontinued operations included a 10% interest in Fine Living and a 30% interest in the Food Network.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$2,253	$(608,451)	$(218,447)	$(599,856)
Income from discontinued operations, net of tax	—	77,210	—	152,683

Net income (loss)	$2,253	$(531,241)	$(218,447)	$(447,173)

12. EMPLOYEE BENEFIT PLANS
We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits earned by employees are generally based upon employee compensation and years of service.
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit pension plan to eligible participants based on average earnings, years of service and age at retirement.

Effective June 30, 2009, we froze the accrual of benefits under certain of our defined benefit pension plans that cover a majority of our employees, including our SERP. Freezing the accrual of benefits resulted in the recognition of a curtailment loss of $4.2 million in the first quarter of 2009 and a gain of $1.1 million in the second quarter of 2009. We also recognized a curtailment loss of $0.9 million in 2009 related to the closure of our Denver newspaper.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009.
Other union-represented employees participate in union-sponsored multi-employer plans.
The components of our retirement expense consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$1,718	$5,020	$4,523	$9,954
Interest cost	6,605	7,064	13,335	14,587
Expected return on plan assets, net of expenses	(5,116)	(8,815)	(10,402)	(17,998)
Amortization of prior service cost	64	161	291	322
Amortization of actuarial (gain)/loss	3,088	282	6,431	574
Curtailment loss	12	—	5,111	—

Total for defined benefit plans	6,371	3,712	19,289	7,439
Multi-employer plans	145	43	319	361
SERP	(610)	2,079	(107)	4,158
Defined contribution plans	(78)	2,442	1,316	4,781

Net periodic benefit cost	5,828	8,276	20,817	16,739
Allocated to discontinued operations	—	(3,152)	—	(6,392)

Net periodic benefit cost — continuing operations	$5,828	$5,124	$20,817	$10,347

We have met the minimum funding requirements of our qualified defined benefit pension plans. During the first half of 2009, we contributed $0.3 million to our defined benefit plans.
We contributed $1.5 million to fund current benefit payments for our non-qualified SERP plan during the first half of 2009. We anticipate contributing an additional $1.8 million to fund benefit payments during the remainder of 2009.
In the quarter ended March 31, 2009, we completed the December 31, 2008, actuarial valuation of our defined benefit pension plan obligations, including final demographic information and updated assumptions related to future salaries reflecting the pay and bonus decreases implemented in the first quarter. We also finalized the split of plan assets with SNI in the first quarter of 2009. The changes in actuarial assumptions and plan assets reduced our pension liability and accumulated comprehensive loss by $23.4 million.
We remeasured our plan assets and liabilities in the second quarter of 2009, reflecting the freezing of benefit accruals under the plans. The actuarial assumptions used to remeasure the plan assets and liabilities were substantially the same as those used in the December 31, 2008, measurement, except for an increase in the discount rate to 7%. The remeasurement reduced our pension liabilities and accumulated comprehensive loss by $36 million.

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
Prior to ceasing publication, our Denver and Albuquerque newspapers operated pursuant to the terms of joint operating agreements. Each of those newspapers maintained an independent editorial operation and received a share of the operating profits of the combined newspaper operations. We continue to maintain our ownership interest in the newspaper partnerships that managed the combined newspaper operations; however, we do not include the equity earnings of the partnerships in segment profit after publication of the newspaper has ceased.
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
We allocate a portion of certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash, cash equivalents and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.
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

Information regarding our business segments is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Segment operating revenues:

Newspapers	$112,538	$144,433	$233,634	$300,032
JOAs and newspaper partnerships	18	53	37	114
Television	61,098	80,520	121,504	156,539
Licensing and other	20,270	25,841	43,388	49,460
Corporate and shared services	—	47	—	443

Total operating revenues	$193,924	$250,894	$398,563	$506,588

Segment profit (loss):

Newspapers	$15,430	$19,074	$18,377	$44,624
JOAs and newspaper partnerships	(879)	(3,806)	(21,965)	(3,571)
Television	4,849	18,305	2,436	32,475
Licensing and other	1,888	2,453	5,023	4,541
Corporate and shared services	(6,175)	(15,217)	(13,987)	(28,999)
Depreciation and amortization	(10,786)	(11,519)	(22,549)	(22,605)
Impairment of goodwill and indefinite-lived assets	—	(778,900)	(216,413)	(778,900)
Equity earnings in investments	509	1,074	424	2,854
Gains (losses) on disposal of property, plant and equipment	(241)	2,364	(579)	2,261
Interest expense	(311)	(4,393)	(409)	(10,662)
Separation and restructuring costs	(1,441)	(8,550)	(2,934)	(9,609)
Write-down of investments in newspaper partnerships	—	(95,000)	—	(95,000)
Losses on repurchases of debt	—	(26,380)	—	(26,380)
Miscellaneous, net	(82)	6,692	(1,258)	7,759

Income (loss) from continuing operations before income taxes	$2,761	$(893,803)	$(253,834)	$(881,212)

Depreciation:

Newspapers	$5,545	$5,437	$11,311	$10,810
JOAs and newspaper partnerships	24	322	41	646
Television	4,335	4,724	9,094	9,137
Licensing and other	315	119	637	236
Corporate and shared services	184	116	363	175

Total depreciation	$10,403	$10,718	$21,446	$21,004

Amortization of intangibles:

Newspapers	$300	$519	$937	$1,038
Television	83	282	166	563

Total amortization of intangibles	$383	$801	$1,103	$1,601

Additions to property, plant and equipment:

Newspapers	$9,193	$11,655	$22,265	$25,421
JOAs and newspaper partnerships	—	21	—	38
Television	522	6,307	1,479	11,021
Licensing and other	139	603	297	1,268
Corporate and shared services	34	162	95	162

Total additions to property, plant and equipment	$9,888	$18,748	$24,136	$37,910

No single customer provides more than 10% of our revenue. We also earn international revenues from the licensing of comic characters.

14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net income (loss)	$2,253	$(506,800)	$(218,594)	$(400,439)
Unrealized gains (losses) on investments, net of tax of $(1,786) and $79	—	2,609	—	(682)
Adjustment for gains in income on investments, net of tax of $1,968 and $1,968	—	(3,655)	—	(3,655)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(2,260), $(378), $(4,037) and $(757)	3,848	670	6,874	1,339
Pension liability adjustment, net of tax of $(12,190) and $(21,609)	19,926	—	34,982	—
Equity in investee’s adjustments for FAS 158, net of tax of $30 and $60	—	(48)	—	(95)
Currency translation adjustment, net of tax of $0, $(79), $0 and $307	53	(2)	(101)	(43)

Total comprehensive income (loss)	$26,080	$(507,226)	$(176,839)	$(403,575)

There were no material items of other comprehensive income (loss) for the noncontrolling interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements and condensed notes to the consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements. Unless otherwise noted, comparisons are to the 2008 quarter and year-to-date periods.
FORWARD-LOOKING STATEMENTS
Certain forward-looking statements related to our businesses are included in this discussion. Those forward-looking statements reflect our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. You should evaluate our forward-looking statements, which are as of the date of this filing, with the understanding of their inherent uncertainty. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date the statements.
EXECUTIVE OVERVIEW
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to the shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). SNI included the assets and liabilities of the Scripps Networks and Interactive Media businesses. The separation into two independent publicly traded companies allows management of each company to focus on the respective opportunities of each company and pursue specific strategies based on the distinct characteristics of the two companies’ local and national media businesses.
Our portfolio of local media properties includes: daily and community newspapers in 14 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.
Our local media businesses derive the majority of their revenues from advertising. Operating results have been significantly impacted by the current economic recession and by the secular declines in classified advertising as many traditional newspaper advertising products migrate to the Internet. We have undertaken a number of initiatives to reduce the operating costs of our local media businesses, including reductions in the number of employees and reductions in employee compensation and benefits. Among other things, we have reduced base pay, suspended our match of employees’ contributions to its defined contribution savings and retirement plans effective April 2009, eliminated for 2009 substantially all bonuses (for bonus-eligible employees), and froze the accrual of benefits under defined benefit pension plans covering a majority of employees. Our focus is to align the cost structure of our local media businesses with the revenue opportunities in their local markets, and to improve the share of the local advertising dollars in those markets.
We ceased operations of the Rocky Mountain News after publication of its final edition on February 27, 2009, after an unsuccessful search for a buyer. Under the terms of an agreement with MediaNews Group (“MNG”), we will transfer our interests in the Denver Newspaper Agency (“DNA”) and Prairie Mountain Publishing (“PMP”) prior to the end of the third quarter of 2009.
Outstanding borrowings under our credit facility totaled $72 million as of June 30, 2009. Cash and short-term investments were $42 million. We believe our relatively low level of net debt (borrowings less cash and short-term investments) provide us with the ability to position our local media businesses for growth on the other side of the current recession. However, to protect our financial flexibility we have undertaken a number of measures to conserve cash, including reducing capital expenditures and suspending our quarterly dividend.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a variety of decisions that affect reported amounts and related disclosures. Those decisions include selecting appropriate accounting principles and selecting assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.
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
RESULTS OF OPERATIONS
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments.

Consolidated Results of Operations
Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2009	Change	2008	2009	Change	2008

Operating revenues	$193,924	(22.7)%	$250,894	$398,563	(21.3)%	$506,588
Costs and expenses less separation and restructuring costs	(178,933)	(22.7)%	(231,471)	(408,467)	(12.3)%	(465,637)
Separation and restructuring costs	(1,441)	(83.1)%	(8,550)	(2,934)	(69.5)%	(9,609)
Depreciation and amortization	(10,786)	(6.4)%	(11,519)	(22,549)	(0.2)%	(22,605)
Impairment of goodwill and indefinite-lived assets	—		(778,900)	(216,413)	(72.2)%	(778,900)
Gains (losses) on disposal of property, plant and equipment	(241)		2,364	(579)		2,261

Operating income (loss)	2,523		(777,182)	(252,379)	(67.1)%	(767,902)
Interest expense	(311)	(92.9)%	(4,393)	(409)	(96.2)%	(10,662)
Equity in earnings of JOAs and other joint ventures	631	(74.3)%	2,460	212		10,973
Write-down of investments in newspaper partnerships	—		(95,000)	—		(95,000)
Losses on repurchases of debt	—		(26,380)	—		(26,380)
Miscellaneous, net	(82)		6,692	(1,258)		7,759

Income (loss) from continuing operations before income taxes	2,761		(893,803)	(253,834)	(71.2)%	(881,212)
Benefit (provision) for income taxes	(508)		285,360	35,240		281,390

Income (loss) from continuing operations	2,253		(608,443)	(218,594)		(599,822)
Income from discontinued operations, net of tax	—		101,643	—		199,383

Net income (loss)	2,253		(506,800)	(218,594)		(400,439)
Net income (loss) attributable to noncontrolling interests	—		24,441	(147)		46,734

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$2,253		$(531,241)	$(218,447)		$(447,173)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.04		$(11.20)	$(4.08)		$(11.06)
Income from discontinued operations	.00		1.42	.00		2.81

Net income (loss) per basic share of common stock	$.04		$(9.78)	$(4.08)		$(8.24)

Continuing Operations
Operating results for the second quarter and year-to-date periods include a number of items that affect comparisons of the 2009 periods to the 2008 periods. The most significant of these items are as follows:
•	In the first quarter of 2009, we recorded $216.4 million in impairment charges to write-down the value of our Television goodwill and certain FCC licenses. In the second quarter of 2008, we recorded $873.9 million in impairment charges to write-down our Newspaper goodwill and the carrying value of our share of the Denver and Colorado newspaper partnerships. See Note 7 to the Condensed Notes to the Consolidated Financial Statements.
•	We ceased operations of the Denver Rocky Mountain News after publication of its final edition on February 27, 2009. JOA editorial costs and expenses were $21.8 million and $11.8 million, in 2009 and 2008, respectively. In 2009 the editorial costs and expenses include costs to close the newspaper, including severance and other payments to terminated employees.
•	Costs incurred to complete the distribution of SNI to shareholders, and to separate and install separate information systems after the distribution, were $1.4 million for the second quarter ($2.9 million year-to-date) in 2009 and $8.6 million for the second quarter ($9.6 million year-to-date) in 2008.

•	In the second quarter of 2008, we redeemed our outstanding notes at a $26.4 million loss prior to the distribution of SNI to shareholders.
•	In the second quarter of 2008, we realized $6.8 million in gains upon the sale of certain investments.
The U.S. economic recession continued to impact operating revenues, in the second quarter of 2009, leading to lower advertising volumes and rate weakness in all of our local markets. Our local media businesses derive much of their advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession.
Reductions in operating costs and expenses led to the return to operating profit in the second quarter. Excluding Rocky Mountain News JOA editorial costs and expenses and $3.1 million in costs associated with freezing the accrual of pension benefits, costs and expenses declined by $48 million in the second quarter and $70 million year-to-date. We have reduced employees in our newspaper and television divisions by approximately 14% in the aggregate in the past twelve months, due to normal attrition and the fourth quarter of 2008 reduction in force at our newspaper division, and have taken actions to reduce employee pay and benefits through the first six months, leading to a $32 million decrease in employee compensation and benefits in the second quarter and $33 million year-to-date. Compensation decreases include a 5% temporary pay reduction for most exempt employees for portions of the second and third quarter of 2009. Newsprint costs declined by $5.9 million in the quarter, as consumption decreased by 34%, and by $8.1 million year-to-date as a 34% decline in consumption more than offset an 11% increase in newsprint prices.
Lower borrowings following the distribution of SNI led to the decline in interest expense in the quarter and year-to-date periods.
The effective income tax rate was 13.9% and 31.9% for the six months ended June 30, 2009 and 2008, respectively and 18.4% and 31.9% in the quarter-to-date periods. Non-deductible charges related to the distribution of SNI and non-deductible goodwill impairment charges are the primary factors in the changes in the effective income tax rate.

Business Segment Results
Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:

Newspapers	$112,538	(22.1)%	$144,433	$233,634	(22.1)%	$300,032
JOAs and newspaper partnerships	18	(66.0)%	53	37	(67.5)%	114
Television	61,098	(24.1)%	80,520	121,504	(22.4)%	156,539
Licensing and other	20,270	(21.6)%	25,841	43,388	(12.3)%	49,460
Corporate and shared services	—		47	—		443

Total operating revenues	$193,924	(22.7)%	$250,894	$398,563	(21.3)%	$506,588

Segment profit (loss):

Newspapers	$15,430	(19.1)%	$19,074	$18,377	(58.8)%	$44,624
JOAs and newspaper partnerships	(879)		(3,806)	(21,965)		(3,571)
Television	4,849	(73.5)%	18,305	2,436		32,475
Licensing and other	1,888	(23.0)%	2,453	5,023	10.6%	4,541
Corporate and shared services	(6,175)		(15,217)	(13,987)		(28,999)

Depreciation and amortization	(10,786)		(11,519)	(22,549)		(22,605)
Impairment of goodwill and indefinite-lived assets	—		(778,900)	(216,413)		(778,900)
Equity earnings in newspaper partnership	509		1,074	424		2,854
Gains (losses) on disposal of property, plant and equipment	(241)		2,364	(579)		2,261
Interest expense	(311)		(4,393)	(409)		(10,662)
Separation and restructuring costs	(1,441)		(8,550)	(2,934)		(9,609)
Write-down of investments in newspaper partnerships	—		(95,000)	—		(95,000)
Losses on repurchases of debt	—		(26,380)	—		(26,380)
Miscellaneous, net	(82)		6,692	(1,258)		7,759

Income (loss) from continuing operations before income taxes	$2,761		$(893,803)	$(253,834)		$(881,212)

Newspapers
We operate daily and community newspapers in 14 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. Local and national economic conditions, particularly within the retail, labor, housing and auto markets, affect our newspaper operating performance.
Operating results for our newspaper business were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Local	$23,614	(27.6)%	$32,620	$50,166	(26.2)%	$67,998
Classified	24,142	(39.1)%	39,671	50,784	(38.4)%	82,434
National	5,034	(25.1)%	6,718	11,016	(25.4)%	14,769
Online	7,336	(25.1)%	9,795	14,650	(25.8)%	19,742
Preprint and other	19,278	(16.6)%	23,106	38,547	(18.2)%	47,112

Newspaper advertising	79,404	(29.0)%	111,910	165,163	(28.8)%	232,055
Circulation	28,565	2.1%	27,989	59,202	1.2%	58,503
Other	4,569	0.8%	4,534	9,269	(2.2)%	9,474

Total operating revenues	112,538	(22.1)%	144,433	233,634	(22.1)%	300,032

Segment costs and expenses:
Employee compensation and benefits	48,594	(23.3)%	63,392	110,714	(14.9)%	130,153
Production and distribution	28,844	(23.2)%	37,552	62,789	(18.0)%	76,541
Other segment costs and expenses	19,670	(19.4)%	24,415	41,754	(14.3)%	48,714

Total costs and expenses	97,108	(22.5)%	125,359	215,257	(15.7)%	255,408

Contribution to segment profit	$15,430	(19.1)%	$19,074	$18,377	(58.8)%	$44,624

Revenues
The U.S. economic recession continued to impact operating revenues in the second quarter, leading to lower advertising volumes and rate weakness in all of our local markets. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. The decline in online ad revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Revenue from pure-play advertisers, who purchase ads only on the Company’s newspaper Web sites, rose 19% in the quarter and 24% year to date. We have pursued strategic partnerships with Yahoo! and zillow.com to garner larger shares of local online advertising.
Increases in circulation rates offset declines in circulation volumes.
Operating costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs increased by $1.5 million in the quarter and $6.6 million in the first half of the year. Pension costs in the first half of the year include $2.4 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our newspaper employees. Excluding pension costs, employee compensation and benefits decreased by 27% in the quarter and 21% year-to-date. Normal attrition and the reduction-in-force implemented in the fourth quarter of 2008 resulted in an approximate 18% decrease in employees quarter over quarter. In addition, during the first six months of the year we have eliminated bonuses and reduced employee pay, including temporary pay reductions of up to 5% for certain exempt employees for portions of the second and third quarters. Second quarter 2009 employee costs includes a $1.3 million adjustment to reduce our liability for self-insured health care claims.

Newsprint prices declined by 6% in the second quarter of 2009 and increased by 11% in the year-to-date period. Newsprint consumption declined by 34% in both the second quarter and year-to-date periods this year.
Joint Operating Agreement and Newspaper Partnerships
We closed the Rocky Mountain News after publication of its final edition on February 27, 2009. Under the terms of an agreement with MediaNews Group, Inc, we will transfer our interests in the Denver Newspaper Agency and our Colorado newspaper partnership prior to the end of the third quarter of 2009.
We report our share of the operating profit (loss) of our JOA and our newspaper partnerships in “Equity in earnings of JOAs and other joint ventures” in our financial statements.
Operating results for our JOA and newspaper partnerships were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Equity in earnings of JOAs and newspaper partnerships included in segment profit:
Denver	$—		$1,318	$—		$8,223
Colorado	122	79.4%	68	(212)		(104)

Total equity in earnings	122		1,386	(212)		8,119
Operating revenues of JOAs and newspaper partnerships	18	(66.0)%	53	37	(67.5)%	114

Total	140		1,439	(175)		8,233

JOA editorial costs and expenses	1,019	(80.6)%	5,245	21,790	84.6%	11,804

Contribution to segment profit (loss)	$(879)		$(3,806)	$(21,965)		$(3,571)

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

Operating results for television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Local	$37,326	(26.0)%	$50,423	$72,970	(24.1)%	$96,169
National	16,892	(29.2)%	23,850	35,264	(23.3)%	45,954
Political	333	(79.4)%	1,620	510	(89.1)%	4,675
Network compensation	1,943	5.7%	1,839	3,999	(0.4)%	4,016
Other	4,604	65.1%	2,788	8,761	53.0%	5,725

Total segment operating revenues	61,098	(24.1)%	80,520	121,504	(22.4)%	156,539

Segment costs and expenses:
Employee compensation and benefits	28,567	(12.6)%	32,677	63,808	(4.9)%	67,077
Programs and program licenses	12,968	13.6%	11,416	25,876	12.6%	22,974
Production and distribution	3,345	(24.0)%	4,403	6,635	(20.9)%	8,388
Other segment costs and expenses	11,369	(17.1)%	13,719	22,749	(11.2)%	25,625

Total segment costs and expenses	56,249	(9.6)%	62,215	119,068	(4.0)%	124,064

Segment profit	$4,849	(73.5)%	$18,305	$2,436	(92.5)%	$32,475

Revenues
The decrease in the local and national revenue was largely attributable to reduced spending by advertisers in the automotive, financial services and retail categories. As is common for this stage of the election cycle, there was virtually no political spending in the 2009 periods, compared with the prior year that included primaries for races at the local, state and national levels.
Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $0.2 million in the quarter and increased by $2.4 million in the first half of the year. Pension costs in the first half of the year include $1.1 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our television employees. Excluding pension costs, employee compensation and benefits decreased by 13% in the quarter and 9% year-to-date. During the first six months of the year we have eliminated bonuses and reduced employee pay, including temporary pay reductions of up to 5% for certain exempt employees during the second and third quarter. Second quarter 2009 employee costs includes a $0.5 million adjustment to reduce our liability for self-insured health care claims.
The cost of programs and program licenses increased due primarily to higher costs for syndicated programs in certain of our markets under the terms of long-term licensing arrangements.
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

Operating results for licensing and other were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Licensing	$14,452	(21.2)%	$18,351	$31,654	(11.8)%	$35,900
Feature syndication	4,106	(9.5)%	4,538	8,330	(8.7)%	9,119
Other	1,712	(42.0)%	2,952	3,404	(23.4)%	4,441

Total segment operating revenues	20,270	(21.6)%	25,841	43,388	(12.3)%	49,460

Segment costs and expenses:
Employee compensation and benefits	3,937	(22.7)%	5,096	9,077	(10.9)%	10,187
Author royalties and agent commissions	9,798	(24.7)%	13,011	21,153	(17.4)%	25,620
Other segment costs and expenses	4,647	(12.0)%	5,281	8,135	(10.7)%	9,112

Total segment costs and expenses	18,382	(21.4)%	23,388	38,365	(14.6)%	44,919

Segment profit	$1,888	(23.0)%	$2,453	$5,023	10.6%	$4,541

Revenues
Worldwide economic conditions affected our operating revenues in 2009, as reduced consumer spending resulted in lower sales of licensed merchandise at retail. Economic conditions within the newspaper industry have resulted in reduced sales of syndicated features.
Costs and expenses
Employee compensation and benefits decreased due to the implementation of salary and bonus reductions for management employees. Lower operating revenues led to the decline in author royalties and agent commissions.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our cash flow from operating activities. We finance our investments in and expand our portfolio of local media businesses, repay debt and return cash to our shareholders primarily from our cash flow from operating activities.
Cash flow from operating activities for the first half of 2009 increased by $11 million compared to last year. We received $16 million from SNI for the reimbursement of taxes we paid in 2008 on income attributable to SNI for periods prior to the spin-off. We expect to realize approximately $53 million of our deferred tax assets in 2009 and 2010, either through deductions on our 2009 and 2010 tax returns, or through refunds of taxes paid in prior years. At June 30, 2009, our income taxes receivable of $57 million includes $28.5 million of Federal refundable taxes which we expect to receive during the third quarter. The remaining balance includes approximately $15 million for tax losses incurred to date in 2009. We will carry back losses incurred in 2009 against taxes paid in prior years when we file our 2009 tax return.
To improve the company’s financial flexibility we have suspended our quarterly dividend and have undertaken a variety of cost-saving measures, including elimination of bonuses, pay reductions, suspension of our matching contributions to our defined contribution retirement and savings plan and freezing the accrual of benefits under our defined benefit pension plans
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006 and do not expect to contribute to the plans in the second half of the year.
Capital expenditures in the first half of 2009 were $24.1 million, down from $37.9 million in the prior year. Capital expenditures in the first half of 2009 related to the Naples production facility totaled approximately $20 million. We have taken decisive steps to reduce capital spending. We expect capital expenditures, excluding capital to complete construction of the Naples production facility, will total $10 million in 2009, down from $48 million in 2008.
We believe that our low debt level is a competitive advantage during these difficult financial times. At June 30, 2009, we had drawn $72 million under our Revolving Credit Agreement, and our net debt (borrowings less cash and short-term investments) was $30 million. During the first half of 2009, we borrowed $12 million under our credit facilities. Cash and short-term investments increased by $15.4 million.
On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amends and restates the Company’s existing $200 million Revolver and reduces the maximum amount of availability under the facility to $150 million. The amended agreement is secured by certain of our assets and removes borrowing base limitations based on earnings levels. Details of the 2009 Agreement are included in footnote 8 to our Condensed Consolidated Financial Statements.
We expect our cash flow from operating activities, including the refund of income taxes, and available borrowings under our amended credit agreement will be sufficient to meet our operating and capital needs.
We continually evaluate our assets to determine if they remain a strategic fit and, given our business and the financial performance outlook, make sense to continue to be part of our portfolio.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Economic conditions, interest rate changes, changes in foreign currency exchange rates and changes in the price of newsprint affect our earnings and cash flow. Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.
Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Japanese yen and the Euro. Increases in the value of the US dollar relative to those currencies reduce reported earnings and assets.
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2009.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2009			As of December 31, 2008
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value

Financial instruments subject to interest rate risk:
Revolving credit agreement	$72,000	$62,000		$60,000	$60,000
Other notes	1,093	1,000		1,166	1,166

Total long-term debt including current portion	$73,093	$63,000		$61,166	$61,166

Financial instruments subject to market value risk:
Other equity securities	$7,350	$	(a)	$7,070	$	(a)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
In October 2008, we entered into a 2 year $30 million notional interest rate swap expiring in October 2010. Under this agreement, we receive payments based on 3-month LIBOR and make payments based on a fixed rate of 3.2%.

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

THE E. W. SCRIPPS COMPANY
Index to Exhibits

Exhibit
No.		Item

10.04		Amended and Restated Revolving Credit Agreement dated August 5, 2009

31	(a)	Section 302 Certifications

31	(b)	Section 302 Certifications

32	(a)	Section 906 Certifications

32	(b)	Section 906 Certifications

E-1