Form 10-Q
period 2009-09-30
SCRIPPS E W CO /DE
filed 2009-11-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 30, 2009, there were 42,690,956 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, except that the risk factor “Macro economic factors may impede access to or increase the cost of financing our operations and investments. Our ability to meet the covenants in our debt agreement may affect our ability to borrow under our Revolving Credit Agreement.” has changed. The last two paragraphs are no longer applicable due to the amendment of our credit agreement as described in footnote 8 to our Condensed Consolidated Financial Statements.
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

THE E. W. SCRIPPS COMPANY
Dated: November 5, 2009	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	September 30,	December 31,
(in thousands)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$10,408	$5,376
Short-term investments	21,254	21,130
Accounts and notes receivable (less allowances — $4,934 and $7,763)	105,531	169,010
Inventory	7,064	11,952
Deferred income taxes	38,222	33,911
Income taxes receivable	37,341	12,363
Miscellaneous	26,472	31,794

Total current assets	246,292	285,536

Investments	10,812	12,720

Property, plant and equipment	432,107	426,671

Goodwill and other intangible assets:
Goodwill	—	215,432
Other intangible assets	23,980	26,464

Total goodwill and other intangible assets	23,980	241,896

Other assets:
Deferred income taxes	63,075	80,600
Miscellaneous	14,367	9,281

Total other assets	77,442	89,881

Assets of discontinued operations — noncurrent	—	32,272

TOTAL ASSETS	$790,633	$1,088,976

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	September 30,	December 31,
(in thousands, except share data)	2009	2008

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,814	$55,889
Customer deposits and unearned revenue	32,014	38,817
Accrued liabilities:
Employee compensation and benefits	33,067	36,273
Accrued talent payable	11,983	15,981
Miscellaneous	22,751	23,651
Liabilities of discontinued operations — current	—	2,225
Other current liabilities	9,404	14,748

Total current liabilities	135,033	187,584

Long-term debt	29,455	61,166

Other liabilities (less current portion)	190,855	245,259

Equity:
The E.W. Scripps Company equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 42,602,329 and 41,884,187 shares	426	419
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,933,401 shares	119	119

Total	545	538
Additional paid-in capital	533,377	523,859
Retained earnings (accumulated deficit)	(13,132)	200,827
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(89,419)	(134,293)
Foreign currency translation adjustment	668	638

Total equity for The E.W. Scripps Company	432,039	591,569
Noncontrolling interest	3,251	3,398

Total equity	435,290	594,967

TOTAL LIABILITIES AND EQUITY	$790,633	$1,088,976

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Operating Revenues:
Advertising	$130,410	$176,346	$411,228	$561,745
Circulation	27,309	26,577	86,511	85,080
Licensing	17,331	16,569	48,988	52,469
Other	11,351	10,753	38,200	37,474

Total operating revenues	186,401	230,245	584,927	736,768

Costs and Expenses:
Employee compensation and benefits	89,299	101,131	283,542	337,122
Production and distribution	39,815	52,087	131,273	163,774
Programs and program licenses	13,228	11,957	39,104	34,931
Other costs and expenses	35,016	38,796	110,115	123,002
Separation and restructuring costs	1,221	22,020	4,155	31,629

Total costs and expenses	178,579	225,991	568,189	690,458

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,525	11,137	31,930	32,106
Amortization of intangible assets	382	810	1,485	2,411
Impairment of goodwill and indefinite-lived assets	—	—	216,413	778,900
(Gains) losses on disposal of property, plant and equipment	(130)	17	227	(2,244)

Net depreciation, amortization and (gains) losses	10,777	11,964	250,055	811,173

Operating loss	(2,955)	(7,710)	(233,317)	(764,863)
Interest expense	(1,149)	—	(1,558)	(10,547)
Equity in earnings of JOAs and other joint ventures	586	649	798	3,399
Write-down of investment in newspaper partnership	—	—	—	(10,000)
Losses on repurchases of debt	—	—	—	(26,380)
Miscellaneous, net	270	(508)	(988)	7,136

Loss from continuing operations before income taxes	(3,248)	(7,569)	(235,065)	(801,255)
Provision (benefit) for income taxes	293	(4,514)	(28,886)	(253,457)

Loss from continuing operations, net of tax	(3,541)	(3,055)	(206,179)	(547,798)
Income (loss) from discontinued operations, net of tax	280	(13,677)	(15,676)	130,627

Net loss	(3,261)	(16,732)	(221,855)	(417,171)
Net income (loss) attributable to noncontrolling interests	—	67	(147)	46,801

Net loss attributable to the shareholders of The E.W. Scripps Company	$(3,261)	$(16,799)	$(221,708)	$(463,972)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.07)	$(.06)	$(3.83)	$(10.10)
Income (loss) from discontinued operations	.01	(.25)	(.29)	1.55

Net loss per basic share of common stock	$(.06)	$(.31)	$(4.13)	$(8.55)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.07)	$(.06)	$(3.83)	$(10.10)
Income (loss) from discontinued operations	.01	(.25)	(.29)	1.55

Net loss per diluted share of common stock	$(.06)	$(.31)	$(4.13)	$(8.55)

Net income (loss) per share amounts may not foot since each is calculated independently.
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Nine months ended
	September 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities:
Net loss	$(221,855)	$(417,171)
Income (loss) from discontinued operations, net of noncontrolling interest	15,676	(130,627)

Loss from continuing operations	(206,179)	(547,798)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	33,415	34,705
Impairment of goodwill and indefinite-lived assets	216,413	788,900
(Gains)/losses on sale of property, plant and equipment	227	(2,244)
Equity in earnings of JOAs and other joint ventures	(798)	(3,399)
Deferred income taxes	19,141	(268,243)
Excess tax benefits of stock compensation plans	—	(1,228)
Stock and deferred compensation plans	6,204	37,458
Dividends received from JOAs and other joint ventures	1,775	4,345
Losses on repurchases of debt	—	26,380
Pension expense, net of payments	20,323	1,171
Other changes in certain working capital accounts, net	14,391	2,110
Miscellaneous, net	(1,937)	(8,799)

Net cash provided by continuing operating activities	102,975	63,358
Net cash (used in) provided by discontinued operating activities	(17,434)	265,575

Net operating activities	85,541	328,933

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(35,539)	(59,115)
Decrease (increase) in short-term investments	(124)	13,816
Proceeds from sale of investments	72	37,091
Increase in investments	(3,376)	(580)
Miscellaneous, net	76	(746)

Net cash used in continuing investing activities	(38,891)	(9,534)
Net cash used in discontinued investing activities	—	(38,882)

Net investing activities	(38,891)	(48,416)

Cash Flows from Financing Activities:
Increase in long-term debt	—	69,600
Payments on long-term debt	(31,711)	(514,784)
Bond redemption premium payment	—	(22,517)
Payments of financing costs	(3,062)	—
Dividends paid	—	(53,957)
Dividends paid to noncontrolling interests	—	(24)
Repurchase Class A Common shares	—	(17,125)
Proceeds from employee stock options	1,820	15,071
Excess tax benefits of stock compensation plans	—	1,228
Miscellaneous, net	(8,665)	3,931

Net cash used in continuing financing activities	(41,618)	(518,577)
Net cash provided by discontinued financing activities	—	257,920

Net financing activities	(41,618)	(260,657)

Effect of exchange rate changes on cash and cash equivalents	—	(75)

Change in cash — discontinued operations	—	(23,268)

Increase (decrease) in cash and cash equivalents	5,032	(3,483)

Cash and cash equivalents:
Beginning of year	5,376	19,100

End of period	$10,408	$15,617

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY ( UNAUDITED )

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

As of December 31, 2007	$543	$476,142	$1,971,848	$1,828	$141,930	$2,592,291
Net income (loss)			(463,972)		46,801	(417,171)
Unrealized gains (losses) on investments				(682)		(682)
Adjustment for losses (gains) in income on investments				(3,655)		(3,655)

Change in unrealized gains (losses) on investments				(4,337)		(4,337)
Amortization of prior service costs, actuarial losses, and transition obligations				2,081		2,081
Equity in investee’s adjustments for pension				(162)		(162)
Currency translation adjustment				(40)		(40)
Dividends: declared and paid — $.99 per share			(53,957)			(53,957)
Dividends: Noncontrolling interest					(56,207)	(56,207)
Spin-off of SNI			(1,213,484)	(40,602)	(129,015)	(1,383,101)
Repurchase 883,833 Class A Common shares	(9)	(9,632)	(7,484)			(17,125)
Compensation plans: 695,965 net shares issued	7	35,359				35,366
Stock modification change		19,547				19,547
Tax benefits of compensation plans		2,090				2,090

As of September 30, 2008	$541	$523,506	$232,951	$(41,232)	$3,509	$719,275

As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net loss			(221,708)		(147)	(221,855)
Spin-off of SNI			7,749	1,536		9,285
Amortization of prior service costs, actuarial losses, and transition obligations				8,248		8,248
Pension liability adjustment				35,150		35,150
Currency translation adjustment				(30)		(30)
Compensation plans: 718,142 net shares issued	7	9,518				9,525

As of September 30, 2009	$545	$533,377	$(13,132)	$(88,751)	$3,251	$435,290

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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods. Management has evaluated all subsequent events through the November 5, 2009, issuance of these financial statements.
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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and restricted share units, and performance units to key employees and non-employee directors. We issued 9.4 million restricted share units (RSUs) with an aggregate fair value of $8.3 million in the nine months ended September 30, 2009. We recognize the fair value of the awards as an employee’s rights to the awards vest. In the first quarter of 2010, approximately 2.7 million of the RSUs will vest and the holders will receive approximately 1.8 million shares, net of tax withholdings. Employees are not restricted from selling shares received upon the vesting of their RSUs.
Share-Based Equity Awards
Employees holding share-based equity awards at the time of the spin-off of Scripps Networks Interactive, Inc. (“SNI”) received modified awards in Scripps, SNI or both companies based upon whether the awards were vested or unvested and whether the employee was a Scripps or SNI employee. Separation and restructuring costs in the third quarter include incremental compensation of $19.6 million, measured by the excess of the fair value of the modified awards over the fair value of the awards immediately prior to the modifications.
Share based compensation costs for continuing operations totaled $2.0 million for the third quarter of 2009 and $1.0 million for the third quarter of 2008. Year-to-date share based compensation costs for continuing operations totaled $7.0 million in 2009 and $13.7 million in 2008.
There were no share based compensation costs for discontinued operations in 2009. There were no share based compensation costs for discontinued operations for the third quarter of 2008. Year-to-date share based compensation costs for discontinued operations totaled $3.1 million in 2008.
Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS allocated to common stock. We do not allocate losses to the participating securities. When we adopted this treatment in 2009, we adjusted all prior period earnings per share data to conform to these provisions. This adoption did not result in a change to the previously reported basic EPS and diluted EPS for the three or nine months ended September 30, 2008, due to the reported net loss.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Numerator (for both basic and diluted earnings per share)
Net loss attributable to the Shareholders of The E.W. Scripps Company	$(3,261)	$(16,799)	$(221,708)	$(463,972)
Less income allocated to unvested restricted stock and RSUs	—	—	—	—

Numerator for basic and diluted earnings per share	$(3,261)	$(16,799)	$(221,708)	$(463,972)

Denominator
Basic weighted-average shares outstanding	53,986	54,182	53,734	54,254
Effect of dilutive securities:
Unvested restricted shares and RSUs held by employees	—	—	—	—
Stock options held by employees and directors	—	—	—	—

Diluted weighted-average shares outstanding	53,986	54,182	53,734	54,254

Anti-dilutive securities(1)	21,328	13,006	21,328	13,006

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For all reported periods we incurred a net loss and the inclusion of unvested restricted stock, RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.
2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Changes — In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this standard for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of this standard did not have a material impact on our financial statements.
In December 2007, the FASB issued a new accounting standard which established accounting and reporting standards for the noncontrolling interest in a subsidiary, the deconsolidation of a subsidiary, and accounting for noncontrolling interests as equity in the consolidated financial statements at fair value. We adopted this standard as of January 1, 2009. Upon adoption of this standard, we reclassified our noncontrolling interest in subsidiary companies to a separate component of equity and changed the presentation of our statement of operations and statement of cash flows. We have retroactively reclassified all periods presented.
In December 2007, the FASB issued a new accounting standard, which provided guidance relating to recognition of assets acquired and liabilities assumed in a business combination. This standard also established expanded disclosure requirements for business combinations. We adopted this standard effective January 1, 2009, prospectively for all business combinations subsequent to the effective date.
In March 2008, the FASB issued a new accounting standard which amended and expanded the disclosure requirements for derivatives to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. We adopted this standard effective January 1, 2009. The adoption of this standard had no impact on our financial statements.
In May 2009, the FASB issued a new accounting standard which provided guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. This new standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position or our results of operations.

New Accounting Pronouncements — In June 2009, the FASB issued a new accounting standard which amended the consolidation guidance applicable to variable interest entities and is effective for us on January 1, 2010. We do not expect this standard to have a material impact on our financial condition or results of operations.
In June 2009, the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards but does not modify US GAAP, became effective for us on July 1, 2009.
In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.
3. DISCONTINUED OPERATIONS
Spin-off of SNI
On October 16, 2007, we announced that our Board of Directors had authorized management to pursue a plan to separate Scripps into two independent, publicly traded companies (the “Separation”) through the spin-off of SNI to Scripps shareholders. We formed SNI as a wholly owned subsidiary on October 23, 2007, in order to effect the Separation, and transferred all assets and liabilities of the Scripps Networks and Interactive Media businesses to SNI prior to the effective date of the Separation.
On July 1, 2008, we distributed all of the shares of SNI to shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). Shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date.
Following completion of the Separation, we report SNI as discontinued operations in our financial statements for all prior periods
In connection with the Separation, the following agreements between Scripps and SNI became effective:
•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement
These agreements are described in detail in our 2008 Annual Report on Form 10-K.
For the three-and-nine-month periods ended September 30, 2009, we charged SNI $0.1 million and $2.9 million, respectively for services rendered. We paid SNI $0.5 million for the nine-months ended September 30, 2009 for services rendered under the terms of these agreements. We did not make any payments to SNI for the three-months ended September 30, 2009. In 2009, SNI also reimbursed us $16 million for its share of estimated taxes prior to the Separation under the Tax Allocation Agreement. Included in miscellaneous current assets at September 30, 2009, is a $11 million receivable from SNI for the estimated balance due for their portion of taxes for the 2008 tax year. The final amount will be determined in the fourth quarter of 2009 when certain state tax returns are filed for the 2008 tax year.

Closure of Rocky Mountain News
Due primarily to the negative effects of the economy on the advertising revenues of the Denver JOA we determined that indications of impairment of our investment existed as of June 30, 2008. We recorded a non-cash charge of $85 million to reduce the carrying value of our investment in the Denver JOA to our share of the estimated fair value of their net assets in the second quarter of 2008. We recorded an additional $25 million non-cash charge to reduce the carrying value to zero in the third quarter of 2008.
After an unsuccessful search for a buyer, we closed the Rocky Mountain News after it published its final edition on February 27, 2009.
Our Rocky Mountain News and Media News Group, Inc.’s (MNG) Denver Post were partners in The Denver Newspaper Agency (the “Denver JOA”), a limited liability partnership, which operated the sales, production and business operations of the Rocky Mountain News prior to its closure. Each newspaper owned 50% of the Denver JOA and received a 50% share of the profits. Each newspaper provided the Denver JOA with the independent editorial content published in its newspaper.
Under the terms of an agreement with MNG, we transferred our interests in the Denver JOA to MNG in the third quarter of 2009. We recorded no gain or loss on the transfer of our interest in the Denver JOA to MNG.
Following the transfer of our interest, we reported the operations of the Rocky Mountain News and the earnings from our interest in the Denver JOA as discontinued operations in our financial statements for all prior periods.
Operating results of our discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Operating revenues	$13	$1,261	$50	$804,534

Equity in earnings of JOAs and other joint ventures	$—	$922	$—	$18,235

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$430	$(30,072)	$(21,587)	$194,400
Income tax (expense) benefit	(150)	16,395	5,911	(63,773)

Income (loss) from discontinued operations	$280	$(13,677)	$(15,676)	$130,627

Investment banking fees, legal, accounting and other professional and consulting fees directly related to the Separation totaled $46.3 million and $22.9 million for the nine-month and three-month periods ending September 30, 2008, respectively. We allocated $14.7 million and $0.9 million of these costs for the nine-month and three-month period ending September 30, 2008, respectively, to discontinued operations in the Condensed Consolidated Statements of Operations and the remaining costs to continuing operations.
4. OTHER CHARGES AND CREDITS
2009 — Separation and restructuring costs include the costs to restructure our operations and to install separate information systems as well as other costs related to affect the spin-off of SNI. These costs increased loss from continuing operations before taxes by $1.2 million in the third quarter and $4.2 million year-to-date.
In the first quarter we recorded a $215 million, non-cash charge to reduce the carrying value of our goodwill for our Television division. See Note 7.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station.

2008 — In the second quarter we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill. We also recorded a non-cash charge of $10 million to reduce the carrying value of our investment in the Colorado newspaper partnership to our share of the estimated fair value of its net assets.
In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.
Transaction costs and other activities related to the spin-off of SNI increased our costs and expenses by $22 million and $31.6 million, respectively for the three-and-nine-month periods ended September 30, 2008.
Investment results, reported in the caption “Miscellaneous, net” in our Condensed Consolidated Statements of Operations, include realized gains of $7.5 million from the sale of certain investments through the third quarter of 2008.
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
The effective income tax rate for the nine months ended September 30, 2009, was 12.3%. Approximately $150 million of the goodwill impairment charge recorded in the first quarter of 2009 is not deductible for income tax purposes, resulting in the difference between the effective income tax rate and the U.S. Federal statutory rate of 35%.
Deferred tax assets totaled $101 million at September 30, 2009. Approximately $44 million of our deferred tax assets reverse in 2009 and 2010. We can use any tax losses resulting from those deferred tax assets to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If current economic conditions persist or worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods. We have recorded a valuation allowance for certain state net operating losses.
Liabilities for uncertain tax positions totaled $19.3 million at September 30, 2009. Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However, we remain severally liable for SNI’s pre-spin-off federal taxes and its state and local income taxes in jurisdictions in which SNI was included in a unitary tax return. SNI is required to indemnify us for any tax assessments related to its share of such federal and state and local income taxes. The liability for uncertain tax positions includes $2.8 million for positions related to SNI’s share of income taxes.
We reached an agreement with the Internal Revenue Service in the second quarter of 2009 to settle the examinations of our 2005 and 2006 federal income tax returns. We reversed unrecognized tax benefits of $0.9 million upon the settlement, increasing our tax benefit for the nine months ended September 30, 2009.
6. JOINT OPERATING AGREEMENT AND NEWSPAPER PARTNERSHIPS
In connection with the closure of the Rocky Mountain News, we also transferred our 50% interest in Prairie Mountain Publishing (“PMP”) to MNG in the third quarter of 2009. Under the terms of the agreement we received a $5 million secured promissory note from MNG which we have recorded at $4.4 million, the carrying value of the assets we gave up. We recorded no gain or loss on the transfer of our partnership interest. PMP, a newspaper partnership with a subsidiary of MNG, operated certain of both companies’ other newspapers in Colorado, including their editorial operations.

In the second quarter of 2008, we recorded a non-cash charge of $10 million to reduce the carrying value in PMP to its estimated fair value.
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

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2009	2008

Goodwill	$—	$215,432

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	5,641	5,641
Customer lists	12,469	12,794
Other	6,092	6,193

Total carrying amount	24,202	24,628

Accumulated amortization:
Television network affiliation relationships	(1,540)	(1,310)
Customer lists	(7,623)	(6,919)
Other	(4,254)	(4,130)

Total accumulated amortization	(13,417)	(12,359)

Net amortizable intangible assets	10,785	12,269

Indefinite-lived intangible assets — FCC licenses	13,195	14,195

Total other intangible assets	23,980	26,464

Total goodwill and other intangible assets	$23,980	$241,896

Activity related to goodwill by business segment was as follows:

			Licensing
(in thousands)	Newspapers	Television	and Other	Total

Goodwill:
Balance as of December 31, 2007	$785,621	$215,414	$18	$1,001,053
Impairment of goodwill	(778,900)	—	—	(778,900)
Other adjustments	(6,721)	—	—	(6,721)

Balance as of September 30, 2008	$—	$215,414	$18	$215,432

Balance as of December 31, 2008	$—	$215,414	$18	$215,432
Impairment of goodwill	—	(215,414)	—	(215,414)
Other adjustments	—	—	(18)	(18)

Balance as of September 30, 2009	$—	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is expected to be $0.4 million for the remainder of 2009, $1.4 million in 2010, $1.3 million in 2011, $1.0 million in 2012, $0.8 million in 2013, $0.7 million in 2014 and $5.2 million in later years.

Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009. We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009, and we recorded a $215 million, non-cash charge in the three months ended March 31, 2009, to reduce the carrying value of goodwill. We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value in the first quarter of 2009.
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
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2009	2008

Revolving credit agreement	$28,400	$60,000
Other notes	1,055	1,166

Long-term debt (less current portion)	$29,455	$61,166

Fair value of long-term debt*	$29,455	$61,166

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amended and restated the Company’s existing $200 million Revolver and reduces the maximum amount of availability under the facility to $150 million. Borrowings under the 2009 Agreement are limited to a borrowing base, as follows:
a)	100% of cash maintained in a blocked account (up to $20 million),

b)	85% of eligible accounts receivable,

c)	40% of eligible newsprint inventory, and

d)	50% of the fair market value of eligible real property (limited to $60 million).
At September 30, 2009, we had additional borrowing capacity of $64 million under our Revolver.
Under the terms of the 2009 Agreement we granted the lenders mortgages on certain of the Company’s real property, pledges of the Company’s equity interests in its subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment. If at any time, the amount of excess availability (defined as the amount by which the borrowing base exceeds the aggregate borrowings and letters of credit under the 2009 Agreement) is equal to or less than $22.5 million, we must then maintain a fixed charge coverage ratio (as defined therein) of at least 1.1 to 1.0.
Borrowings under the 2009 Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the Revolver was 3.25% and 1.7% at September 30, 2009, and December 31, 2008, respectively.

Commitment fees ranging from 0.50% to 0.75% per annum (depending on utilization) of the total unused commitment are payable under the credit facility.
As of September 30, 2009, and December 31, 2008, we had outstanding letters of credit of $9.7 million and $8.3 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. We receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. We have not designated the swap as a hedge for accounting purposes. As a result, changes in the fair value of the swap are included in earnings with a corresponding adjustment to other long-term liabilities. The fair value was a $1.0 million liability at September 30, 2009, and a $0.8 million liability at December 31, 2008. Losses on the swap totaling $0.2 million for the nine months ended September 30, 2009, are included in miscellaneous, net in the Condensed Consolidated Statement of Operations.
9. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2009	2008

Employee compensation and benefits	$18,736	$22,412
Liability for pension benefits	135,440	183,631
Liabilities for uncertain tax positions	19,325	19,840
Other	17,354	19,376

Other liabilities (less current portion)	$190,855	$245,259

10. FAIR VALUE MEASUREMENT
We measure certain financial assets at fair value on a recurring basis, including short-term investments and derivatives. Fair value is determined based upon three levels of inputs. The three levels that may be used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Directly or indirectly observable inputs, other than prices quoted in active markets.

•	Level 3 — Unobservable inputs based on our own assumptions.
The following tables set forth our assets and liabilities that we measure at fair value on a recurring basis:

	September 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$21,254	$21,254	$—	$—

Liabilities:
Interest rate swap	$989	$—	$989	$—

	December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$21,130	$21,130	$—	$—

Liabilities:
Interest rate swap	$840	$—	$840	$—
11. NONCONTROLLING INTERESTS
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
Noncontrolling interest from discontinued operations included a 10% interest in Fine Living and a 30% interest in the Food Network.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Loss from continuing operations, net of tax	$(3,541)	$(3,122)	$(206,032)	$(547,899)
Income (loss) from discontinued operations, net of tax	280	(13,677)	(15,676)	83,927

Net loss	$(3,261)	$(16,799)	$(221,708)	$(463,972)

12. EMPLOYEE BENEFIT PLANS
We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits earned by employees are generally based upon employee compensation and years of service credits.
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit pension plan to eligible participants based on average earnings, years of service and age at retirement.
Effective June 30, 2009, we froze the accrual of service credits under certain of our defined benefit pension plans that cover a majority of our employees, including our SERP. The freeze resulted in the recognition of a curtailment loss of $4.2 million in the first quarter of 2009 and a gain of $1.1 million in the second quarter of 2009. We also recognized a curtailment loss of $0.9 million in 2009 related to the closure of our Denver newspaper.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009.
Other union-represented employees participate in union-sponsored multi-employer plans.

The components of our retirement expense consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$759	$3,662	$5,282	$13,616
Interest cost	6,634	6,847	19,969	21,434
Expected return on plan assets, net of expenses	(4,974)	(7,228)	(15,376)	(25,226)
Amortization of prior service cost	43	299	334	621
Amortization of actuarial (gain)/loss	1,270	613	7,701	1,187
Curtailment loss	—	—	5,111	—

Total for defined benefit plans	3,732	4,193	23,021	11,632
Multi-employer plans	260	172	579	533
SERP	349	874	242	5,032
Defined contribution plans	—	1,379	1,316	6,160

Net periodic benefit cost	4,341	6,618	25,158	23,357
Allocated to discontinued operations	(57)	(44)	(1,898)	(6,522)

Net periodic benefit cost — continuing operations	$4,284	$6,574	$23,260	$16,835

We have met the minimum funding requirements of our qualified defined benefit pension plans. During the first three quarters of 2009, we contributed $0.3 million to our defined benefit plans.
We contributed $3.7 million to fund current benefit payments for our non-qualified SERP plan during the first three quarters of 2009. We anticipate contributing an additional $4 million to fund benefit payments during the remainder of 2009.
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
Our newspaper business segment includes daily and community newspapers in 13 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers.
Prior to ceasing publication, our Albuquerque newspaper operated pursuant to the terms of a joint operating agreement. The newspaper maintained an independent editorial operation and received a share of the operating profits of the combined newspaper operations. We continue to maintain our ownership interest in the Albuquerque partnership; however, we do not include the equity earnings of the partnership in segment profit after publication of the newspaper ceased.
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
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Segment operating revenues:
Newspapers	$104,397	$131,103	$338,031	$431,135
JOA and newspaper partnerships	—	25	—	74
Television	59,782	76,919	181,286	233,458
Licensing and other	22,222	22,185	65,610	71,645
Corporate and shared services	—	13	—	456

Total operating revenues	$186,401	$230,245	$584,927	$736,768

Segment profit (loss):
Newspapers	$10,875	$14,001	$29,252	$58,625
JOA and newspaper partnerships	—	268	(211)	(813)
Television	3,057	16,966	5,493	49,441
Licensing and other	3,150	1,547	8,173	6,088
Corporate and shared services	(8,040)	(6,458)	(22,027)	(35,456)
Depreciation and amortization	(10,907)	(11,947)	(33,415)	(34,517)
Impairment of goodwill and indefinite-lived assets	—	—	(216,413)	(778,900)
Equity earnings in newspaper partnership	587	599	1,011	3,453
Gains (losses) on disposal of property, plant and equipment	130	(17)	(227)	2,244
Interest expense	(1,149)	—	(1,558)	(10,547)
Separation and restructuring costs	(1,221)	(22,020)	(4,155)	(31,629)
Write-down of investment in newspaper partnership	—	—	—	(10,000)
Losses on repurchases of debt	—	—	—	(26,380)
Miscellaneous, net	270	(508)	(988)	7,136

Loss from continuing operations before income taxes	$(3,248)	$(7,569)	$(235,065)	$(801,255)

Depreciation:
Newspapers	$5,715	$5,517	$17,026	$16,327
JOA and newspaper partnerships	—	305	—	916
Television	4,305	4,788	13,399	13,925
Licensing and other	312	242	949	478
Corporate and shared services	193	285	556	460

Total depreciation	$10,525	$11,137	$31,930	$32,106

Amortization of intangibles:
Newspapers	$297	$525	$1,234	$1,563
Television	85	285	251	848

Total amortization of intangibles	$382	$810	$1,485	$2,411

Additions to property, plant and equipment:

Newspapers	$11,804	$14,474	$34,069	$39,895
JOA and newspaper partnerships	17	1	17	31
Television	3,677	5,654	5,156	16,675
Licensing and other	30	270	327	1,538
Corporate and shared services	43	3,421	138	3,583

Total additions to property, plant and equipment	$15,571	$23,820	$39,707	$61,722

No single customer provides more than 10% of our revenue. We also earn international revenues from the licensing of comic characters.

14. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net loss	$(3,261)	$(16,732)	$(221,855)	$(417,171)
Unrealized gains (losses) on investments, net of tax of $79	—	—	—	(682)
Adjustment for gains in income on investments, net of tax of $1,968	—	—	—	(3,655)
Amortization of prior service costs, actuarial losses, and transition obligations, net of tax of $(807), $(206), $(4,844) and $(962)	1,374	743	8,248	2,081
Pension liability adjustment, net of tax of $(63) and $(21,672)	168	—	35,150	—
Equity in investee’s adjustments for pension, net of tax of $28 and $89	—	(67)	—	(162)
Currency translation adjustment, net of tax of $0, $0, $0 and $307	71	3	(30)	(40)

Total comprehensive loss	$(1,648)	$(16,053)	$(178,487)	$(419,629)

There were no material items of other comprehensive loss for the noncontrolling interest.

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
Our portfolio of local media properties includes: daily and community newspapers in 13 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent; and United Media, a leading worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.
Our local media businesses derive the majority of their revenues from advertising. Operating results have been significantly affected by the current economic recession and by the secular declines in classified advertising as many traditional newspaper advertising products migrate to the Internet. We have undertaken a number of initiatives to reduce the operating costs of our local media businesses, including reductions in the number of employees and reductions in employee compensation and benefits. Among other things, we have reduced base pay, suspended our match of employees’ contributions to the Company’s defined contribution savings and retirement plans effective April 2009, eliminated for 2009 substantially all bonuses (for bonus-eligible employees), and froze the accrual of service credits under defined benefit pension plans covering a majority of employees. Our focus is to align the cost structure of our local media businesses with the revenue opportunities in their local markets, and to improve the share of the local advertising dollars in those markets.
We ceased operations of the Rocky Mountain News after publication of its final edition on February 27, 2009, after an unsuccessful search for a buyer. Under the terms of an agreement with MediaNews Group (“MNG”), we transferred to MNG our interests in the Denver Newspaper Agency (“DNA”) and Prairie Mountain Publishing (“PMP”) in August 2009.
Outstanding borrowings under our revolving credit facility totaled $28 million as of September 30, 2009. Cash and short-term investments were $32 million. We believe our low level of debt and level of cash and short-term investments provides us with the ability to position our local media businesses for growth on the other side of the current recession. However, to protect our financial flexibility we have undertaken a number of measures to conserve cash, including reducing capital expenditures and suspending our quarterly dividend.

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

Consolidated Results of Operations
Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2009	Change	2008	2009	Change	2008

Operating revenues	$186,401	(19.0)%	$230,245	$584,927	(20.6)%	$736,768
Costs and expenses less separation and restructuring costs	(177,358)	(13.0)%	(203,971)	(564,034)	(14.4)%	(658,829)
Separation and restructuring costs	(1,221)	(94.5)%	(22,020)	(4,155)	(86.9)%	(31,629)
Depreciation and amortization	(10,907)	(8.7)%	(11,947)	(33,415)	(3.2)%	(34,517)
Impairment of goodwill and indefinite-lived assets	—		—	(216,413)		(778,900)
Gains (losses) on disposal of property, plant and equipment	130		(17)	(227)		2,244

Operating loss	(2,955)		(7,710)	(233,317)		(764,863)
Interest expense	(1,149)		—	(1,558)		(10,547)
Equity in earnings of JOAs and other joint ventures	586		649	798		3,399
Write-down of investment in newspaper partnership	—		—	—		(10,000)
Losses on repurchases of debt	—		—	—		(26,380)
Miscellaneous, net	270		(508)	(988)		7,136

Loss from continuing operations before income taxes	(3,248)		(7,569)	(235,065)		(801,255)
Benefit (provision) for income taxes	(293)		4,514	28,886		253,457

Loss from continuing operations	(3,541)		(3,055)	(206,179)		(547,798)
Income (loss) from discontinued operations, net of tax	280		(13,677)	(15,676)		130,627

Net loss	(3,261)		(16,732)	(221,855)		(417,171)
Net income (loss) attributable to noncontrolling interests	—		67	(147)		46,801

Net loss attributable to the shareholders of The E.W. Scripps Company	$(3,261)		$(16,799)	$(221,708)		$(463,972)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.07)		$(.06)	$(3.83)		$(10.10)
Income (loss) from discontinued operations	.01		(.25)	(.29)		1.55

Net loss per basic share of common stock	$(.06)		$(.31)	$(4.13)		$(8.55)

Continuing Operations
Operating results for the third quarter and year-to-date periods include a number of items that affect comparisons of the 2009 periods to the 2008 periods. The most significant of these items are as follows:
•	In the first quarter of 2009, we recorded $216 million in impairment charges to write-down the value of our Television goodwill and certain FCC licenses. In the second quarter of 2008, we recorded $789 million in impairment charges to write-down our Newspaper goodwill and the carrying value of our share in the Colorado newspaper partnership. See Note 7 to the Condensed Notes to the Consolidated Financial Statements.
•	Costs incurred to restructure our operations, to complete the distribution of SNI to shareholders, and to separate and install separate information systems after the distribution, were $1.2 million for the third quarter ($4.2 million year-to-date) in 2009 and $22.0 million for the third quarter ($31.6 million year-to-date) in 2008. The 2008 quarter and year-to-date cost includes a $19.6 million non-cash charge for the impact of the modification of share-based compensation awards.
•	In the 2008 year-to-date period, we redeemed our outstanding notes prior to the distribution of SNI to shareholders, incurring a $26.4 million loss.
•	In the 2008 year-to-date period, we realized $7.5 million in gains upon the sale of certain investments.

The U.S. economic recession continued to affect operating revenues in the third quarter of 2009, leading to lower advertising volumes and rate weakness in all of our local markets. Our local media businesses derive much of their advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession.
Excluding $3.1 million in costs associated with freezing the accrual of pension benefits and separation and restructuring charges, costs and expenses declined by $27 million in the third quarter and $98 million year-to-date. We have reduced employees in our newspaper and television divisions by approximately 14% in the aggregate in the past 12 months. The reduction is due to both attrition and the 2008 fourth quarter reduction in force at our newspaper division. We have also taken actions to reduce employee pay and benefits through the first nine months of 2009. The combined effects of the reduction in the number of employees and reductions in pay and benefits led to a $12 million decrease in employee compensation and benefits in the third quarter and $54 million year-to-date. Compensation decreases include a 5% temporary pay reduction for virtually all exempt employees for portions of the second and third quarter of 2009. Newsprint costs declined by $7.5 million in the quarter as consumption decreased by 30% and the average price per ton decreased by 33%. Year-to-date newsprint costs declined by $15.7 million due to a 33% decline in consumption and a 3% decrease in newsprint prices.
Lower borrowings following the distribution of SNI led to the decline in interest expense in the year-to-date periods. Interest expense was higher in the third quarter of 2009 compared to 2008. We ceased capitalization of interest upon completion of the construction of our Naples, Fla., newspaper facility.
The effective income tax rate was 12.3% and 31.6% for the nine months ended September 30, 2009 and 2008, respectively and 9.0% and 59.6% in the quarter-to-date periods. Non-deductible charges related to the distribution of SNI and non-deductible goodwill impairment charges are the primary factors in the changes in the effective income tax rate.

Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Newspapers	$104,397	(20.4)%	$131,103	$338,031	(21.6)%	$431,135
JOA and newspaper partnerships	—		25	—		74
Television	59,782	(22.3)%	76,919	181,286	(22.3)%	233,458
Licensing and other	22,222	0.2%	22,185	65,610	(8.4)%	71,645
Corporate and shared services	—		13	—		456

Total operating revenues	$186,401	(19.0)%	$230,245	$584,927	(20.6)%	$736,768

Segment profit (loss):
Newspapers	$10,875	(22.3)%	$14,001	$29,252	(50.1)%	$58,625
JOA and newspaper partnerships	—		268	(211)	(74.0)%	(813)
Television	3,057	(82.0)%	16,966	5,493	(88.9)%	49,441
Licensing and other	3,150		1,547	8,173	34.2%	6,088
Corporate and shared services	(8,040)		(6,458)	(22,027)		(35,456)

Depreciation and amortization	(10,907)		(11,947)	(33,415)		(34,517)
Impairment of goodwill and indefinite-lived assets	—		—	(216,413)		(778,900)
Equity earnings in newspaper partnership	587		599	1,011		3,453
Gains (losses) on disposal of property, plant and equipment	130		(17)	(227)		2,244
Interest expense	(1,149)		—	(1,558)		(10,547)
Separation and restructuring costs	(1,221)		(22,020)	(4,155)		(31,629)
Write-down of investment in newspaper partnership	—		—	—		(10,000)
Losses on repurchases of debt	—		—	—		(26,380)
Miscellaneous, net	270		(508)	(988)		7,136

Loss from continuing operations before income taxes	$(3,248)		$(7,569)	$(235,065)		$(801,255)

Newspapers
We operate daily and community newspapers in 13 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. Local and national economic conditions, particularly within the retail, labor, housing and auto markets, affect our newspaper operating performance.
Operating results for our newspaper business were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Local	$21,490	(26.5)%	$29,230	$71,656	(26.3)%	$97,228
Classified	22,312	(35.6)%	34,644	73,096	(37.6)%	117,078
National	4,937	(17.4)%	5,975	15,953	(23.1)%	20,744
Online	7,278	(19.7)%	9,058	21,928	(23.9)%	28,800
Preprint and other	17,263	(20.6)%	21,739	55,810	(18.9)%	68,851

Newspaper advertising	73,280	(27.2)%	100,646	238,443	(28.3)%	332,701
Circulation	27,309	2.8%	26,576	86,511	1.7%	85,079
Other	3,808	(1.9)%	3,881	13,077	(2.1)%	13,355

Total operating revenues	104,397	(20.4)%	131,103	338,031	(21.6)%	431,135

Segment costs and expenses:
Employee compensation and benefits	49,608	(14.8)%	58,257	160,322	(14.9)%	188,410
Production and distribution	24,904	(29.8)%	35,464	87,693	(21.7)%	112,005
Other segment costs and expenses	19,010	(18.7)%	23,381	60,764	(15.7)%	72,095

Total costs and expenses	93,522	(20.1)%	117,102	308,779	(17.1)%	372,510

Contribution to segment profit	$10,875	(22.3)%	$14,001	$29,252	(50.1)%	$58,625

Revenues
The U.S. economic recession continued to affect operating revenues in the third quarter, leading to lower advertising volume and rate weakness in all of our local markets. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. The decline in online ad revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Revenue from pure-play advertisers, who purchase ads only on the Company’s newspaper Web sites, rose 38% in the quarter and 29% year to date. We have pursued strategic partnerships with Yahoo! and zillow.com to garner larger shares of local online advertising.
Increases in circulation rates offset declines in circulation volume.
Operating costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs remained relatively flat in the quarter and increased by $6.7 million in the first nine months of the year. Pension costs in the first nine months of the year include $2.4 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our newspaper employees. Excluding pension costs, employee compensation and benefits decreased by 16% in the quarter and 19% year-to-date. Attrition and the reduction-in-force implemented in the fourth quarter of 2008 resulted in an approximate 19% decrease in employees in the third quarter year over year. In addition, during the first nine months of the year we eliminated bonuses and reduced employee pay. Third quarter 2008 employee costs include a $3.0 million adjustment to reduce our liability for self-insured health care claims.

Newsprint costs declined by $7.5 million in the quarter as consumption decreased by 30% and the average price per ton decreased by 33%. Year-to-date newsprint costs declined by $15.7 million due to a 33% decline in consumption and a 3% decrease in newsprint prices.
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
The operating performance of our television group is most affected by the health of the national and local economies, particularly conditions within the services, automotive and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in even-numbered years.
Operating results for television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Local	$35,955	(15.1)%	$42,350	$108,925	(21.4)%	$138,519
National	16,064	(17.8)%	19,539	51,328	(21.6)%	65,493
Political	1,651	(84.0)%	10,293	2,161	(85.6)%	14,968
Network compensation	1,927	3.9%	1,854	5,926	1.0%	5,870
Other	4,185	45.2%	2,883	12,946	50.4%	8,608

Total segment operating revenues	59,782	(22.3)%	76,919	181,286	(22.3)%	233,458

Segment costs and expenses:
Employee compensation and benefits	30,372	(5.4)%	32,097	94,180	(5.0)%	99,174
Programs and program licenses	13,228	10.6%	11,957	39,104	11.9%	34,931
Production and distribution	3,230	(21.4)%	4,111	9,865	(21.1)%	12,499
Other segment costs and expenses	9,895	(16.1)%	11,788	32,644	(12.7)%	37,413

Total segment costs and expenses	56,725	(5.4)%	59,953	175,793	(4.5)%	184,017

Segment profit	$3,057	(82.0)%	$16,966	$5,493	(88.9)%	$49,441

Revenues
The decrease in the local and national revenue was largely attributable to reduced spending by advertisers in the automotive, financial services and retail categories. As is common for this stage of the election cycle, there was only minor political spending in the 2009 periods, compared with the prior year that included primaries for races at the local, state and national levels. Political revenues were $26 million for the fourth quarter of 2008.
Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $1 million in the quarter and increased by $1.4 million in the first nine months of the year. Pension costs in the nine months of the year include $1.1 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our television employees. Excluding pension costs, employee compensation and benefits decreased by 2% in the quarter and 7% year-to-date. During the first nine months of the year, we eliminated bonuses and reduced employee pay, including temporary pay reductions for certain exempt employees of up to 5% during the second and third quarter.

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
Operating results for licensing and other were as follows:

	Quarter Period			Year-to-date
(in thousands)	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Licensing	$17,330	4.6%	$16,569	$48,984	(6.6)%	$52,469
Feature syndication	4,196	(4.3)%	4,384	12,526	(7.2)%	13,503
Other	696	(43.5)%	1,232	4,100	(27.7)%	5,673

Total segment operating revenues	22,222	0.2%	22,185	65,610	(8.4)%	71,645

Segment costs and expenses:
Employee compensation and benefits	4,196	(9.0)%	4,612	13,273	(10.3)%	14,799
Author royalties and agent commissions	11,445	(1.2)%	11,584	32,598	(12.4)%	37,204
Other segment costs and expenses	3,431	(22.8)%	4,442	11,566	(14.7)%	13,554

Total segment costs and expenses	19,072	(7.6)%	20,638	57,437	(12.4)%	65,557

Segment profit	$3,150		$1,547	$8,173	34.2%	$6,088

Revenues
Worldwide economic conditions continue to affect our operating revenues in 2009, as reduced consumer spending has resulted in lower sales of licensed merchandise at retail. An increase in film-and promotion-related license fees during the quarter drove the year over year improvement in licensing revenue. Economic conditions within the newspaper industry have resulted in reduced sales of syndicated features.
Costs and expenses
Employee compensation and benefits decreased due to the implementation of salary and bonus reductions for management employees. The decline in other costs was due primarily to lower marketing expenditures during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our cash flow from operating activities. We finance our investments in and expand our portfolio of local media businesses, repay debt and return cash to our shareholders primarily from our cash flow from operating activities.
Cash flow from continuing operating activities for the nine months ended 2009 increased by $40 million compared to last year. We received $16 million from SNI for the reimbursement of taxes we paid in 2008 on income attributable to SNI for periods prior to the spin-off. We expect to realize approximately $44 million of our deferred tax assets in 2009 and 2010, either through deductions on our 2009 and 2010 tax returns, or through refunds of taxes paid in prior years. During the first nine months of 2009, we received $28 million of Federal refundable taxes. Income taxes receivable are primarily balances for tax losses incurred to date in 2009 and balances for the carryback of 2008 and prior losses. We will carry back losses incurred in 2009 against taxes paid in prior years when we file our 2009 tax return. Included in miscellaneous current assets at September 30, 2009, is an $11 million receivable from SNI for the estimated balance due for their portion of taxes for the 2008 year. The final amount will be determined in the fourth quarter of 2009 when we file certain state tax returns for the 2008 tax year.
To improve the company’s financial flexibility we have suspended our quarterly dividend and have undertaken a variety of cost-saving measures, including elimination of bonuses, pay reductions, suspension of our matching contributions to our defined contribution retirement and savings plan, and freezing the accrual of benefits under our defined benefit pension plans.
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $4 million to the plans in the last quarter of the year for SERP benefits. We may make voluntary contributions to our plans as financial flexibility permits.
Capital expenditures in the first nine months of 2009 were $40 million, down from $62 million in the prior year. Capital expenditures in the nine months of 2009 related to the Naples, Fla., newspaper facility totaled approximately $31 million. We completed the construction of this facility in the third quarter of 2009. We will make additional payments of approximately $7 million through the first quarter of 2010. We expect capital expenditures for 2009, excluding capital to complete construction of the Naples facility, will total $10 million in 2009, down from $48 million in 2008.
We believe that our low debt level is a competitive advantage during these difficult financial times. At September 30, 2009, we had drawn $28 million under our Revolving Credit Agreement, and had cash and short-term investments of $32 million. During the first nine months of 2009, we paid down $32 million under our credit facilities. The balance of cash and short-term investments increased by $5 million.
On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amends and restates the Company’s existing $200 million Revolver and reduces the maximum amount of availability under the facility to $150 million. The amended agreement is secured by certain of our assets and removes the earnings-based leverage covenant. Details of the 2009 Agreement are included in Note 8 to our Condensed Consolidated Financial Statements. At September 30, 2009, we had additional borrowing capacity of $64 million under our Revolver.
We expect our cash flow from operating activities and available borrowings under our amended credit agreement will be sufficient to meet our operating and capital needs.
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
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2009.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2009			As of December 31, 2008
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value

Financial instruments subject to interest rate risk:
Revolving credit agreement	$28,400	$28,400		$60,000	$60,000
Other notes	1,055	1,055		1,166	1,166

Total long-term debt including current portion	$29,455	$29,455		$61,166	$61,166

Financial instruments subject to market value risk:
Other equity securities	$7,726	$ (a	)	$7,070	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
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