Form 10-K
period 2009-12-31
SCRIPPS E W CO /DE
filed 2010-03-05
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $2.09 per share closing price for such stock on June 30, 2009, was approximately $66,872,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.

As of February 28, 2010, there were 42,891,969 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,735 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2010 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2009

As used in this Annual Report on Form 10-K, the terms “Scripps,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

Additional Information

Our Company Web site is www.scripps.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this Web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request or by request via E-Mail to secretaries@scripps.com.

Forward-Looking Statements

Our Annual Report on Form 10-K contains certain forward-looking statements related to our businesses. We base our forward-looking statements on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. You should evaluate our forward-looking statements, which are as of the date of this filing, with the understanding of their inherent uncertainty. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statement.

PART I

Item 1.	Business

We are a diverse, 131-year-old media enterprise with interests in television stations, newspapers, local news and information Web sites, and licensing and syndication. Our portfolio of locally focused media properties includes: 10 TV stations (six ABC affiliates, three NBC affiliates and one independent); daily and community newspapers in 13 markets and the Washington, D.C.-based Scripps Media Center, home of the Scripps Howard News Service; and United Media, the licensor and syndicator of Peanuts, Dilbert and approximately 150 other features and comics. For a full listing of our media companies and their associated Web sites, visit http://www.scripps.com.

In February 2010, we announced that we are exploring strategic options for United Media Licensing, the character licensing operation of United Media. Among the possible outcomes of the exploratory process are a sale or joint venture involving all or part of United Media Licensing. Another option is to keep operating the business if the exploratory process leads management to determine that more long-term value can be created for company shareholders by retaining the property.

After an unsuccessful search for a buyer, we closed the Rocky Mountain News after it published its final edition on February 27, 2009. Our Rocky Mountain News and MediaNews Group, Inc.’s (MNG) Denver Post were partners in The Denver Newspaper Agency (the “Denver JOA”), a limited liability partnership, which operated the sales, production and business operations of the Rocky Mountain News prior to its closure. Each newspaper owned 50% of the Denver JOA and received a 50% share of the profits. Each newspaper provided the Denver JOA with the independent editorial content published in its newspaper. Under the terms of an agreement with MNG, we transferred our interests in the Denver JOA to MNG in the third quarter of 2009. We recorded no gain or loss on the transfer of our interest in the Denver JOA to MNG.

On July 1, 2008, we completed the spin-off of Scripps Networks Interactive, Inc. (“SNI”) through the distribution of a tax-free dividend to our shareholders. The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date. For more information regarding the spin-off of SNI, refer to Management’s Discussion & Analysis (MD&A) in Item 7 and Note 4 of the Notes to Consolidated Financial Statements of this Form 10-K report (Report). In connection with the closure of the Rocky Mountain News, we also transferred our 50% interest in Prairie Mountain Publishing (“PMP”) to MNG in the third quarter of 2009.

The Albuquerque Tribune ceased publication on February 23, 2008 and we ceased publication of our Cincinnati newspapers on December 31, 2007.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-K.

Newspapers

We operate daily and community newspapers in 13 markets in the United States. All of our newspapers subscribe to the wire service. Our newspapers contributed approximately 57% of our company’s total operating revenues both in 2009 and in 2008.

The markets and circulation in which we publish daily newspapers is as follows:

Newspaper	2009	2008	2007	2006	2005
	(In thousands)(1)

Abilene (TX) Reporter-News	27	28	30	31	30
Anderson (SC) Independent-Mail	26	29	34	35	36
Corpus Christi (TX) Caller-Times	47	52	52	52	50
Evansville (IN) Courier & Press	57	64	66	66	66
Henderson (KY) Gleaner	10	10	10	10	10
Kitsap (WA) Sun	23	28	29	30	30
Knoxville (TN) News Sentinel	101	113	117	116	118
Memphis (TN) Commercial Appeal	136	144	152	156	165
Naples (FL) Daily News	53	54	56	58	58
Redding (CA) Record-Searchlight	25	31	32	34	35
San Angelo (TX) Standard-Times	21	24	25	25	25
Treasure Coast (FL) News/Press/Tribune	87	99	102	102	100
Ventura County (CA) Star	67	83	85	86	89
Wichita Falls (TX) Times Record News	25	27	29	30	30

Total Daily Circulation	705	786	819	831	842

Circulation information for the Sunday edition of our newspapers is as follows:

Newspaper	2009	2008	2007	2006	2005
	(In thousands)(1)

Abilene (TX) Reporter-News	35	37	39	39	40
Anderson (SC) Independent-Mail	30	32	38	40	41
Corpus Christi (TX) Caller-Times	65	72	71	71	71
Evansville (IN) Courier & Press	77	83	87	88	89
Henderson (KY) Gleaner	11	11	12	12	11
Kitsap (WA) Sun	26	31	32	33	33
Knoxville (TN) News Sentinel	126	138	145	147	150
Memphis (TN) Commercial Appeal	172	177	193	204	216
Naples (FL) Daily News	61	62	63	67	70
Redding (CA) Record-Searchlight	28	33	35	37	39
San Angelo (TX) Standard-Times	24	28	29	30	30
Treasure Coast (FL) News/Press/Tribune(2)	105	112	112	113	112
Ventura County (CA) Star	82	94	95	99	100
Wichita Falls (TX) Times Record News	28	30	33	34	34

Total Sunday Circulation	870	940	984	1,014	1,036

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the twelve-month periods ended September 30.

(2)	Represents the combined Sunday circulation of the Stuart News, the Vero Beach Press Journal and the Ft. Pierce Tribune.

Our newspaper publishing strategy seeks to create local media franchises that distribute news and information across a variety of platforms, anchored by the market’s principal daily newspaper. We believe each of our newspapers has an excellent reputation for journalistic quality and content and that our newspapers are the leading source of local news and information in their markets. We believe the keys to maintaining that position are to serve as a community watchdog and to understand and engage our audiences.

We continue to drive innovation across the newspaper division, creating new digital and print offerings that complement our daily and community newspapers or enable us to reach new markets and advertisers.

Over the years we have supplemented our daily newspapers with an array of niche products, including direct-mail advertising, total market coverage publications, zoned editions, specialty publications, and event-based publications. These product offerings allow existing advertisers to reach their target audience in multiple ways, while also giving us an attractive portfolio of products with which to acquire new clients, particularly small and mid-sized advertisers. While we strive to make such publications profitable in their own right, they also help retain advertising in the daily newspaper.

Our newspapers also operate Internet sites, offering users information, comprehensive news, user-generated content, advertising, e-commerce and other services. We continue to apply new digital tools with many of our journalists commonly using social media such as Facebook, YouTube or Twitter. We expect to continue to expand the platforms on which our news and information is distributed, including mobile and e-reader devices.

Together with the mass reach of the daily newspaper, our digital platforms and niche publications enable us to maintain our position as a leading media outlet in each of our newspaper markets. Our focus is to achieve maximum reach and coverage in our markets and to serve our advertisers.

In 2009, we began a restructuring of the management of our newspaper division which is known as Scripps 3.0. Where we had previously managed each of our newspapers as independent businesses within their markets, we are now managing our newspaper business vertically by function. One of the primary benefits of this reorganization is to implement successful products and strategies currently developed in some markets across all markets with greater speed and efficiency.

The new management structure also enables us to standardize and centralize functions that do not require a physical presence in the markets. We expect these efforts to produce cost efficiencies and to focus local management in each market on news coverage and revenue-producing activities.

We announced the first elements of Scripps 3.0 in August 2009 with the naming of executives to new roles in the division. The division-wide implementation started in early 2010 as the newspapers plan to merge their advertising and circulation software platforms onto a single system.

Advertising provided approximately 71% of newspaper segment operating revenues in 2009. Newspaper advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, include local, classified and national advertising. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National ROP refers to any advertising purchased by businesses outside our local market. National advertisers typically procure advertising from numerous newspapers using advertising agency services. Preprinted inserts are stand-alone, multi-page fliers inserted into and distributed with the daily newspaper.

We also sell advertising across all of our digital platforms. We have pursued strategic partnerships to garner larger shares of local ad dollars that are spent online. Scripps was an initial member of a consortium of newspapers that joined Yahoo! in a revenue-sharing partnership that increases newspapers’ access to Web-focused marketing dollars. A similar relationship with zillow.com brings new online real estate ads to the Company’s newspapers. In addition to these and other potential partnerships, we continue expanding and enhancing our online services, through such features as streaming video and audio, to deliver our news and information content.

Our range of products and audience reach gives us the ability to deliver the specific audiences desired by our advertisers. While many advertisers want the broad reach delivered by our daily newspaper, others want to target their message by demographics, geography, buying habits or customer behavior. We develop advertising campaigns that combine products within our portfolio that best reach the advertiser’s targeted audience with the appropriate frequency.

We sell advertising based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Each of our newspapers operates in highly competitive local media marketplaces, where advertisers and media consumers can choose from a wide range of alternatives, including other newspapers, radio, broadcast and cable television, magazines, Internet sites, outdoor advertising, directories and direct-mail products.

Advertising rates and volume are typically higher on Sundays because it generates the largest circulation and readership. Due to increased demand in the spring and holiday seasons, the second and fourth quarters have higher advertising revenues than the first and third quarters.

Circulation provided approximately 25% of newspaper segment operating revenues in 2009. Circulation revenues are from selling home-delivery subscriptions of our newspapers and single-copy sales sold at retail outlets and vending machines.

Our newspapers seek to provide quality, relevant local news and information to their readers. We compete with other news and information sources, such as television stations, radio stations and other print and Internet publications as a provider of local news and information.

Employee costs accounted for approximately 52% of segment costs and expenses in 2009. Our workforce is comprised of a combination of non-union and union employees. See “Employees.”

We consumed approximately 63,000 metric tons of newsprint in 2009. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and increased the likelihood of future price increases. We purchase newsprint from various suppliers, may of which are Canadian. Based on our expected newsprint consumption, we believe that our supply sources are sufficient.

Television

Our television station group includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s television households.

Our television stations provided approximately 32% of our total operating revenues in 2009, and 33% in 2008.

Information concerning our television stations, their network affiliations and the markets in which they operate is as follows:

									Percentage
		Network	Affiliation	FCC					of U.S.
		Affiliation/	Expires in/	License		Rank	Stations	Station	Television	Average
		DTV	DTV Service	Expires		of	in	Rank in	Households	Audience
Station	Market	Channel	Commenced	in		Mkt(1)	Mkt(2)	Mkt(3)	in Mkt(4)	Share (5)

WXYZ-TV	Detroit, Ch. 7	ABC	2010	2005	(6)	11	7	1	1.6%	12
	Digital Service Status	41	1998
KNXV-TV	Phoenix, Ch. 15	ABC	2010	2006	(6)	12	6	4	1.6%	6
	Digital Service Status	15	2000
WFTS-TV	Tampa, Ch. 28	ABC	2010	2013		14	6	4	1.6%	6
	Digital Service Status	29	1999
WEWS-TV	Cleveland, Ch. 5	ABC	2010	2005	(6)	18	6	1	1.3%	11
	Digital Service Status	15	1999
WMAR-TV	Baltimore, Ch. 2	ABC	2010	2012		27	6	3	1.0%	5
	Digital Service Status	38	1999
KSHB-TV	Kansas City, Ch. 41	NBC	2010	2006	(6)	32	7	4	0.8%	6
	Digital Service Status	42	2003
KMCI-TV	Lawrence, Ch. 38	Ind.	N/A	2014		32	7	7	0.8%	2
	Digital Service Status	41	2003
WCPO-TV	Cincinnati, Ch. 9	ABC	2010	2005	(6)	33	6	2	0.8%	13
	Digital Service Status	10	1998
WPTV-TV	W. Palm Beach, Ch. 5	NBC	2010	2005	(6)	38	6	1	0.7%	12
	Digital Service Status	12	2003
KJRH-TV	Tulsa, Ch. 2	NBC	2010	2006	(6)	61	6	3	0.5%	8
	Digital Service Status	8	2002

All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market does not include public broadcasting stations, satellite stations, lower-power stations, or translators which rebroadcast signals from distant stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. each day, as a percentage of total viewing households in the Designated Market Area.

(6)	Renewal application pending. Under FCC rules, a license automatically is extended pending FCC processing and granting of the renewal application.

Historically, we have been successful in renewing our expiring FCC licenses.

Our television strategy is to optimize the ratings, revenue and profit potential of each of our stations. Strong local news content and compelling network and syndicated programs are the primary drivers of the ratings, revenue and profitability of our stations.

To extend our brand and position, we operate Internet sites in each of our television markets. Our Internet sites provide news, weather, and entertainment content. We believe the opportunities afforded by digital media, such as digital multi-casting, streaming video, video-on-demand of local news and information programs are important to our future success. We also believe that there is demand for real-time news, and information, delivered to mobile devices such as cell phones, laptops and in-vehicle entertainment systems. We devote substantial energy and resources to integrating such media into our business.

We have centralized functions that do not require a presence in the local markets at company-owned hubs, enabling each of our stations to increase resources devoted to creation of content and revenue-producing activities. The addition of multi-media journalists and the creation of local news-sharing partnerships allow our stations to implement a “hyper-local” strategy by putting more journalists on the street to cover local news in our markets. On the revenue side, we have been able to increase our focus on the development of new advertisers targeted for specific platforms and local niche products.

Nine of our television stations are affiliated with national television networks.

National television networks offer programming to stations in local markets through an exclusive affiliation agreement and sell most of the advertising within the programs. Those stations have a limited right of first refusal upon contract expiration, before that market’s affiliation may be offered to another television station in the same market. The network affiliation agreements for our nine affiliated stations expire in 2010. We are currently negotiating the renewal of our affiliation agreement with ABC and will begin negotiating the renewal of our affiliation agreement with NBC later in 2010. These networks are seeking arrangements to have affiliates share in funding network programming costs and to eliminate network compensation historically paid to such affiliates. We cannot at this time predict the outcome of our negotiations with ABC or NBC or the impact that terms of renewed affiliation agreements will have on our operations.

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

The sale of local, national and political commercial spots accounted for 90% of television segment operating revenues in 2009. In addition to advertising time, we also offer additional marketing opportunities, including sponsorships, community events, and advertising on our digital and Internet platforms.

Cyclical factors also influence our advertising revenues, particularly the political cycle. Advertising revenues dramatically increase during even-numbered years, when congressional and presidential elections occur. Advertising revenues also are affected by whether our stations are affiliated with the national networks broadcasting major events, such as the Olympics or the Super Bowl. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Our television stations compete for advertising revenues with other local media, including other local television stations, radio stations, cable television systems, newspapers, other Internet sites and direct mail. Competition for advertising revenue is based upon audience size and share, demographics, price and effectiveness.

The price of syndicated programming is directly correlated to the programming demands of other television stations within our markets. Syndicated programming costs were 22% of total segment costs and expenses in 2009.

Our television stations require studios to produce local programming and traffic systems to schedule programs and to insert advertisements within programs. Our stations also require towers upon which broadcasting transmitters and antenna equipment are located.

Employee costs accounted for 53% of segment costs and expenses in 2009.

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

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee’s performance. Currently, seven of our stations’ applications for license renewal are pending. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules (as modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the FCC in 2007 completed a Congressionally mandated periodic review of its ownership rules and determined to relax this cross ownership ban in the largest television markets. This decision is under appeal. The FCC is currently initiating another review of the ownership rules, and it has asked the appellate court to maintain a stay of the effectiveness of the 2007 rule changes during this review.

The Company successfully completed the transition to all-digital broadcasting on June 12, 2009, in accordance with the revised deadline adopted by Congress. A significant number of technical, regulatory and market-related issues remain unresolved regarding digital television service. These issues include whether the FCC will propose further reductions in the amount of spectrum allocated to over-the-air broadcasting and, if so, how such reductions might be implemented; whether Congress or the FCC will further address cable and satellite carriage of broadcast programming, including possibly restricting broadcasters’ discretion in negotiating fees for permitting such carriage; protecting broadcasters’ digital signal coverage, including protecting broadcast signals from harmful interference from newly authorized, and possibly unlicensed, users of former broadcast spectrum; protecting digital broadcast signals from illegal copying and distribution; and uncertainty over the level of consumer demand for new digital services, such as multi-channel programming and mobile television. We cannot predict the effect of these uncertainties on our offering of digital television service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with the major cable operators and satellite carriers for our network-affiliated stations.

During recent years, the FCC has substantially increased its scrutiny of broadcasters’ programming practices. In particular, it has heightened enforcement of the restrictions on indecent programming. Congress’ decision to greatly increase the financial penalty for airing such programming has at the same time increased the threat to broadcasters from such enforcement. Litigation continues over the scope of the FCC’s authority to regulate indecency, and substantial uncertainty remains concerning FCC indecency enforcement. In addition, the FCC in 2008 adopted new regulations requiring broadcasters to maintain more detailed records of their public service programming and to make such information more accessible to the public via their web sites. Implementation of these new FCC regulations continues to be delayed while the FCC considers imposing more specific obligations with respect to broadcasters’ programming service to their local communities. In 2009, the FCC initiated a new proceeding to explore how the evolution of digital media is affecting children, including whether commercial television broadcasters are adequately addressing children’s educational needs and whether steps should be taken to better protect children from exposure to potentially harmful media content, including harmful advertising messages. In 2010, the FCC initiated a broad examination of modern media that includes questioning whether broadcasters’ public interest programming obligations should be revised. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Licensing and Other Media

Licensing and other media primarily include syndication and licensing of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features. Included among these features is “Peanuts,” one of the most successful strips in the history of comic art.

United Media owns and licenses worldwide copyrights relating to “Peanuts,” and other properties for use on numerous products, including apparel and greeting cards, for promotional purposes and for exhibit on television and other media. Charles Schulz, the creator of “Peanuts,” died in 2000. We continue syndication of previously published “Peanuts” strips and retain the rights to license the characters. “Peanuts” provides approximately 95% of our licensing revenues. Licensing of comic characters in Japan provides approximately 48% of our international licensing revenues, which are approximately $48 million annually.

Merchandise, literary and exhibition licensing revenues are generally a negotiated percentage of the licensee’s sales. We generally negotiate a fixed fee for the use of our copyrighted characters for promotional and advertising purposes. We generally pay a percentage of gross syndication and licensing royalties to the creators of these properties.

We also represent the owners of other copyrights and trademarks, including Dilbert, Fancy Nancy and Raggedy Ann, in the U.S. and international markets. Services offered include negotiation and enforcement of licensing agreements and collection of royalties. We typically retain a percentage of the licensing royalties.

Employees

As of December 31, 2009, we had approximately 5,000 full-time equivalent employees, of whom approximately 3,300 were with newspapers, 1,400 with television, and 100 with licensing and other media. Various labor unions represent approximately 800 employees, primarily in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

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

Approximately 71% and 76% of our revenues in 2009 and 2008, respectively, were derived from marketing and advertising spending by businesses operating in the United States.

The demand for advertising in our newspapers or on our television stations is sensitive to a number of factors, both nationally and locally, including the following:

•	The advertising and marketing spending by our customers can be subject to seasonal and cyclical variations.

•	Television advertising revenues in even-numbered years benefit from political advertising.

•	General economic conditions in the United States and the local economies in which we operate our local media franchises. Three of the states that have been hardest hit by the current recession are Michigan (the location of our largest television station), Ohio (location of two of our television stations) and Florida (from which we derive significant newspaper and television revenues and operating profits).

•	The size and demographics of the audience reached by advertisers. Continued declines in our newspaper circulation could have an effect on the rate and volume of advertising, which are dependent on the size and demographics of the audience we provide to our advertisers. Television audiences have also fragmented in recent years as the broad distribution of cable and satellite television has greatly increased the options available to the viewing public. In addition, technological advancements in the video, telecommunications and data services industry are occurring rapidly. Advances in technologies such as digital video recorders, video-on-demand and streaming video on broadband Internet connections enable viewers to time-shift programming or to skip commercial messages.

•	Increasingly intense competition with digital media platforms. The popularity of the Internet and low barriers to entry have led to a wide variety of alternatives available to advertisers and consumers.

•	Internet sites dedicated to help-wanted, real estate and automotive have become significant competitors for classified advertising. Entities with a large Internet presence are entering the classified market, heightening the risk of continued erosion.

•	Our television stations have significant exposure to automotive advertising. In 2009, 15% and in 2008, 18% of our total advertising in our television segment was from the automotive category.

If we are unable to respond to any or all these factors our advertising revenues could decline which would affect our profitability.

We are undergoing a strategic transformation in our newspaper business that if unsuccessful could have a material adverse financial impact.

We are undergoing a significant transformation in our Newspaper business. This transformation includes, among other things, the standardization and centralization of systems and process, the outsourcing of certain financial processes and the implementation of new software for our circulation, advertising and editorial systems. As a result, we are in a transformational period in which we have made and will continue to make changes that if unsuccessful could have a material adverse financial impact.

The model for profitably operating a newspaper may change more rapidly than our ability to adjust.

The profile of our newspaper audience has shifted dramatically in recent years. While slow and steady declines in print readership have been offset by a consistently growing online viewership, online advertising rates traditionally have been much lower than print rates on a cost-per-thousand basis. This audience shift results in lower profit margins. Online advertising that is not tied to print classified ads is growing rapidly but is currently a very small percentage of our newspapers’ total revenue. If print advertising continues the downward trend of recent years and the audiences on digital platforms cannot be quickly monetized at higher levels, we may not be able to profitably support the level of journalism expected by readers.

A significant portion of our operating cost for the newspaper segment is newsprint, so an increase in price may adversely affect our operating results.

Newsprint is a significant component of the operating cost of our newspaper operations, comprising 10% of costs in 2009. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results.

Increased programming costs could adversely affect our operating results.

Television programming is one of the most significant costs for our television segment, comprising 22% of costs in 2009. We may have to incur increased programming costs in the future, which would affect our operating results. In addition, television networks have been seeking arrangements with their affiliates to share in funding the networks’ programming costs and to eliminate network compensation historically paid to broadcast affiliates. We cannot predict the nature or scope of any future compensation arrangements or their impact on our operations.

The loss of affiliation agreements could adversely affect our television stations’ operating results.

We own and operate ten television stations. Six of our stations have affiliations with the ABC television network and three have affiliations with the NBC television network. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming.

The non-renewal or termination of any of our network affiliation agreements, all of which expire in 2010, would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in lower revenues.

Our television stations may be at a competitive disadvantage if we fail to secure or maintain carriage of our stations’ signals over cable and/or direct broadcast satellite systems.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ over the air signals or (2) enter into retransmission consent negotiations for carriage. At present all of our stations except KMCI (which elects mandatory carriage), have retransmission consent agreements with the majority of cable operators and with both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms than our competitors, our ability to compete effectively may be adversely affected.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If the FCC fails to renew any of our licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue-generation potential.

Revised government regulations could adversely affect our operating results.

The FCC and other government agencies are considering various proposals intended to promote consumer interests, including proposals to encourage locally-focused television programming, to restrict certain types of advertising to children, and to repurpose some of the broadcast spectrum. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect our operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.

Macro economic factors may impede access to or increase the cost of financing our operations.

Changes in U.S. and global financial markets, including market disruptions and significant interest rate fluctuations, may make it more difficult for us to obtain financing for our operations or increase the cost of obtaining financing.

Sustained increases in costs of employee health and welfare benefits may reduce our profitability and our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.

Employee compensation and benefits account for approximately 49% of our total operating expenses. In recent years, we have experienced significant increases in these costs because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Our pension plans are underfunded (accumulated benefit obligation) by $115 million at December 31, 2009. Our pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

The Edward W. Scripps Trust principally holds our Common Voting shares; such ownership could inhibit potential changes of control.

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

We are involved in litigation arising in the ordinary course of business, such as defamation actions, and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	53	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999-2008) and Chief Operating Officer (2006-2008)
Timothy E. Stautberg	47	Senior Vice President and Chief Financial Officer (since July 2008); Vice President /Corporate Communications and Investor Relations (1999 to 2008)
William Appleton	61	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Mark G. Contreras	48	Senior Vice President /Newspapers (since March 2006); Vice President/Newspaper Operations (2005 to 2006); Senior Vice President, Pulitzer, Inc. (1999 to 2004)
Lisa A. Knutson	44	Senior Vice President/Human Resources (since July 2008); Vice President of Human Resource Operations (2005 to 2008)
Brian G. Lawlor	43	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004-2008)
Douglas F. Lyons	53	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006-2008), Director Financial Reporting (1997-2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2009, there were approximately 8,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). Due to current economic conditions and their effect on our operating results, in the fourth quarter of 2008 we suspended our cash dividends.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

	Quarter
	1st	2nd	3rd	4th	Total

2009
Market price of common stock:
High	$2.34	$2.50	$8.83	$8.43
Low	0.72	1.60	1.88	6.04

Cash dividends per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

2008
Market price of common stock:
High	$130.92	$146.04	$10.17	$7.23
Low	116.73	123.60	6.56	1.65

Cash dividends per share of common stock	$0.42	$0.42	$0.15	$0.00	$0.99

On July 1, 2008, we completed the spin-off of SNI to an independent, publicly traded company to our shareholders. Market prices presented in the tables above are unadjusted and include the value of SNI until the date of the spin-off. On July 15, 2008, we completed a 1-for-3 reverse stock split of our common stock. The market prices in the table above are adjusted to reflect the split.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Performance Graph − Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of January 1, 2005, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of SNI at July 1, 2008 is treated as a reinvestment of a special dividend pursuant to SEC rules.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG THE E.W. SCRIPPS COMPANY, S&P 500 INDEX AND PEER GROUP INDEX

The following graph compares the return on the Company’s Class A Common shares with that of the indices noted above for the period of July 1, 2008 (date of spin-off) through December 31, 2009. The graph assumes an investment of $100 in our Class A Common shares, the S&P 500 Index, and our peer group index on July 1, 2008 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE E.W. SCRIPPS COMPANY, S&P 500 INDEX AND PEER GROUP INDEX

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our current peer group are Belo Corporation, Gannett Company, Gray Television, Inc., Journal Communications, Inc., Lee Enterprises, Inc., LIN TV Corporation, McClatchy Company, Media General, Meredith Corporation, New York Times Company, Sinclair Broadcast GP, and Washington Post. The peer group index is weighted based on market capitalization.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 5, 2010, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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
Richard A. Boehne
President and Chief Executive Officer

Dated: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 5, 2010.

Signature	Title

/s/ Richard A. Boehne Richard A. Boehne	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy E. Stautberg Timothy E. Stautberg	Senior Vice President and Chief Financial Officer

/s/ Douglas F. Lyons Douglas F. Lyons	Vice President and Controller (Principal Accounting Officer)

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Chairwoman of the Board of Directors

/s/ John H. Burlingame John H. Burlingame	Director

/s/ John W. Hayden John W. Hayden	Director

/s/ Roger L. Ogden Roger L. Ogden	Director

/s/ Mary McCabe Peirce Mary McCabe Peirce	Director

/s/ J. Marvin Quin J. Marvin Quin	Director

/s/ Paul Scripps Paul Scripps	Director

/s/ Kim Williams Kim Williams	Director

The E. W. Scripps Company

Selected Financial Data

Five-Year Financial Highlights

	2009(1)	2008(1)	2007(1)	2006(1)	2005(1)
	(In millions, except per share data)

Summary of Operations (7)
Operating revenues:
Newspapers	$455	$569	$658	$716	$701
Boulder prior to formation of Colorado
newspaper partnership(2)	—	—	—	2	28
Television	255	327	326	364	318
Licensing and other	92	103	94	97	105
Corporate and shared services	—	3	1	1	—

Total operating revenues	$802	$1,002	$1,079	$1,180	$1,152

Segment profit (loss):
Newspapers	49	71	136	189	204
JOA and newspaper partnerships	—	(1)	3	4	8
Boulder prior to formation of Colorado
newspaper partnership(2)	—	—	—	—	4
Television	20	81	84	121	88
Licensing and other	11	10	9	12	19
Corporate and shared services	(27)	(42)	(59)	(58)	(42)
Depreciation	(43)	(44)	(42)	(41)	(43)
Amortization of intangible assets	(2)	(3)	(3)	(3)	(2)
Impairment of goodwill, indefinite and long-lived assets(3)	(216)	(810)	—	—	—
Write-down of investment in newspaper
partnership(4)	—	(21)	—	—	—
Gain on formation of Colorado newspaper
partnership(2)	—	—	—	4	—
Equity earnings in newspaper partnership	2	4	—	—	—
Gains (losses), net on disposals of property,
plant and equipment	—	6	—	(1)	(1)
Interest expense	(3)	(11)	(36)	(55)	(35)
Separation and restructuring costs	(10)	(34)	—	—	—
Losses on repurchases of debt	—	(26)	—	—	—
Miscellaneous, net(5)	—	8	16	9	5
Income taxes	27	261	(36)	(77)	(84)

Income (loss) from continuing operations	$(192)	$(551)	$72	$104	$121

Per Share Data
Income (loss) from continuing operations	$(3.56)	$(10.19)	$1.31	$1.87	$2.12

Cash dividends	.00	.99	1.62	1.41	1.29

Market Value of Common Shares at December 31(7)
Per share	$6.96	$2.21	$135.03	$149.82	$144.06
Total	381	119	7,336	8,167	7,859

Balance Sheet Data(6)
Total assets	$786	$1,089	$4,005	$4,344	$4,033
Long-term debt (including current portion)	36	61	505	766	826
Equity	433	595	2,592	2,704	2,378

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

The statement of operations and cash flow data for the five years ended December 31, 2009, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with GAAP.

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

(3) 2009 — A non-cash charge of $216.4 million was recorded to reduce the carrying value of our Television segment’s goodwill and indefinite-lived assets.

2008 — A non-cash charge of $809.9 million was recorded to reduce the carrying value of our Newspaper segment’s goodwill and, indefinite-lived intangible and long-lived assets in our Television segment.

(4) 2008 — A non-cash charge of $20.9 million was recorded to reduce the carrying value of our investment in the Colorado newspaper partnership.

(5) 2008 — Miscellaneous, net includes realized gains of $7.6 million from the sale of certain investments.

2007 — Miscellaneous, net includes realized gains of $9.2 million from the sale of certain investments.

(6) The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2009 — Closed the Rocky Mountain News after it published its final edition on February 27, 2009. Under the terms of an agreement with MNG, we transferred our interests in the Denver JOA to MNG in the third quarter of 2009. We recorded no gain or loss on the transfer of our interest in the Denver JOA to MNG.

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

2005 — Terminated our Birmingham joint operating agreement and ceased operation of our Birmingham Post-Herald newspaper

(7) On July 1, 2008 we completed the spin-off of SNI as an independent, publicly traded company to our shareholders. Market prices presented in the tables above are unadjusted and include the value of SNI until the date of the spin-off. On July 15, 2008 we completed a one-for-three reverse stock split of our common stock. The market prices in the table above have been adjusted to reflect the split.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The consolidated financial statements and notes to the consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.

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

Executive Overview

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing, television stations, and licensing and syndication. The company’s portfolio of media properties includes: daily and community newspapers in 13 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent station; and United Media, a worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.

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

Our local media businesses derive the majority of their revenues from advertising. Operating results have been significantly affected by the economic recession and by the secular declines in classified advertising as many traditional newspaper advertising products migrate to the Internet. We have undertaken a number of initiatives to reduce the operating costs of our local media businesses, including reductions in the number of employees and reductions in employee compensation and benefits. Among other things in 2009, we have reduced base pay, suspended our match of employees’ contributions to the Company’s defined contribution savings and retirement plans effective April 2009, eliminated for 2009 substantially all bonuses and froze the accrual of service credits under defined benefit pension plans covering a majority of employees. Our focus is to align the cost structure of our local media businesses with the revenue opportunities in their local markets, and to improve the share of the local advertising dollars in those markets.

In 2009, we began a restructuring of the management of our newspaper division. Where we had previously managed each of our newspapers as independent businesses within their markets, we are now managing our newspaper business vertically by function. We expect these efforts to focus local management in each market on news coverage and revenue-producing activities. One of the primary benefits of this reorganization is to implement successful products and revenue-producing strategies across all markets with greater speed and efficiency. The new structure also enables us to standardize and centralize functions that do not require a physical presence in the markets, producing significant cost efficiencies. Implementing the restructuring plan, known as “Scripps 3.0,” will be a major focus of the newspaper division in 2010 and may include reductions in-force and the deployment of new software systems.

In our television division, we have centralized functions that do not require a presence in the local markets at company-owned hubs, enabling each of our stations to increase resources devoted to creation of content and revenue-producing activities. As consumers increasingly turn to portable devices for news, our television stations have aggressively transitioned their infrastructure to support content distribution on multiple platforms. We devote substantial energy and resources to integrating such media into our business.

On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amended and restated the Company’s existing $200 million Revolver and reduced the maximum amount of availability under the facility to $150 million. The amended agreement is secured by certain of our assets and removes the earnings-based leverage covenant. Details of the 2009 Agreement are included in Note 11 to our Consolidated Financial Statements. At December 31, 2009, we had additional borrowing capacity of $105 million under our Revolver.

Outstanding borrowings under our revolving credit facility totaled $34.9 million as of December 31, 2009. Cash and short-term investments were $26.6 million. We believe our low level of debt and level of cash and short-term investments provides us with the ability to position our local media businesses for growth on the other side of the current recession.

In February 2010 we announced that we are exploring strategic options for United Media Licensing, the character licensing operation of United Media. Among the possible outcomes of the exploratory process are a sale or joint venture involving all or part of United Media Licensing. Another option is to keep operating the business if the exploratory process leads management to determine that more long-term value can be created for company shareholders by retaining the property.

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

Goodwill and Other Indefinite-Lived Intangible Assets — We test goodwill for impairment for each of our reporting units on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are newspapers and television. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill for the reporting unit is less than its carrying value.

We must also compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

To determine the fair value of our reporting units and indefinite-lived intangible assets, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values of our reporting units and indefinite-lived intangible assets were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value.

Income Taxes — The accounting for uncertain tax positions and the application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

We have a significant deferred tax asset balance included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, future taxable income or other prudent and feasible tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.

Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees, including a SERP, which covers certain executive employees. Pension expense for continuing operations for those plans was $28.6 million in 2009, $20.5 million in 2008, and $18.6 million in 2007.

The measurement of our pension obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles generally accepted in the United States of America, we record the effects of these modifications currently or amortize them over future periods. We consider the most critical of our pension estimates to be our discount rate and the expected long-term rate of return on plan assets.

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. The weighted average discount rate was 5.97% and 6.25% at December 31, 2009 and 2008, respectively. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5% change in the discount rate as of December 31, 2009, to either 5.47% or 6.47%, would increase or decrease our projected pension obligations as of December 31, 2009, by approximately $30 million and increase or decrease 2010 pension expense up to $0.8 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2009, the expected long-term rate of return on plan assets was 7.5%. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 7.0% or 8.0%, would increase or decrease our 2010 pension expense by approximately $1.6 million.

We had cumulative unrecognized actuarial losses for our pension plans of $146 million at December 31, 2009. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2009, we had an actuarial gain of $42 million. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002, and in 2008. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2010 pension expense will include $4 million in amortization of unrecognized actuarial losses.

New Accounting Pronouncements

In December 2007, the FASB issued a new accounting guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary, the deconsolidation of a subsidiary, and accounting for noncontrolling interests as equity in the consolidated financial statements at fair value. We adopted this standard as of January 1, 2009. Upon adoption of this standard, we reclassified our noncontrolling interest in subsidiary companies to a separate component of equity and changed the presentation of our statement of operations and statement of cash flows. We have retroactively reclassified all periods presented.

In December 2007, the FASB issued a new accounting guidance, which provided guidance relating to recognition of assets acquired and liabilities assumed in a business combination. This standard also established expanded disclosure requirements for business combinations. We adopted this standard effective January 1, 2009, prospectively for all business combinations subsequent to the effective date. The adoption of this standard had no impact on our financial statements.

In March 2008, the FASB issued new accounting guidance, which amended and expanded the disclosure requirements for derivatives to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. We adopted this standard effective January 1, 2009. The adoption of this standard had no impact on our financial statements.

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

In June 2009, the FASB issued new accounting guidance which amended the consolidation guidance applicable to variable interest entities and is effective for us on January 1, 2010. We do not expect this standard to have a material impact on our financial condition or results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.

Consolidated Results of Operations — Consolidated results of operations were as follows:

	For the Years Ended December 31,
	2009	Change	2008	Change	2007
	(In thousands, except per share data)

Operating revenues	$802,360	(19.9)%	$1,001,663	(7.2)%	$1,079,420
Costs and expenses less separation and restructuring costs	(749,029)	(15.1)%	(882,198)	(3.6)%	(915,030)
Separation and restructuring costs	(9,935)		(33,506)		(257)
Depreciation and amortization of intangibles	(45,172)	(3.7)%	(46,901)	5.1%	(44,631)
Impairment of goodwill, indefinite and long-lived assets	(216,413)		(809,936)		—
Gains (losses), net on disposal of property, plant and equipment	444		5,809		27

Operating income (loss)	(217,745)		(765,069)		119,529
Interest expense	(2,554)	(76.2)%	(10,740)	(69.9)%	(35,730)
Equity in earnings of JOAs and other joint ventures	1,745	(59.1)%	4,265	(48.4)%	8,262
Write-down of investment in newspaper partnership	—		(20,876)		—
Losses on repurchases of debt	—		(26,380)		—
Miscellaneous, net	(673)		6,731		15,757

Income (loss) from continuing operations before income taxes	(219,227)		(812,069)		107,818
Benefit (provision) for income taxes	27,172		260,718		(35,885)

Income (loss) from continuing operations	(192,055)		(551,351)		71,933
Income (loss) from discontinued operations, net of tax	(17,592)		121,451		9,427

Net income (loss)	(209,647)		(429,900)		81,360
Net income (loss) attributable to noncontrolling interests	(42)		46,690		82,981

Net loss attributable to the shareholders of The E.W. Scripps Company	$(209,605)		$(476,590)		$(1,621)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.56)		$(10.19)		$1.31
Income (loss) from discontinued operations	(.33)		1.38		(1.34)

Net loss per diluted share of common stock	$(3.89)		$(8.81)		$(.03)

Net income (loss) per share amounts may not foot since each is calculated independently.

Continuing Operations

2009 compared with 2008

Operating results include a number of items that affect the comparisons of 2009 to 2008. The most significant of these items are as follows:

•	In 2009, we recorded $216 million in impairment charges to write-down the value of our Television goodwill and certain FCC licenses. In 2008, we recorded a $779 million charge to reduce the carrying value of goodwill, an $11.4 million charge to reduce the carrying value of one of our FCC licenses and a $19.6 million charge to write-down the carrying value of long-lived assets, primarily a network affiliation agreement. We also recorded a charge of $20.9 million to reduce the carrying value of our investment in our Colorado newspaper partnership.

•	In 2009, we incurred $9.9 million of separation and restructuring cost which were to restructure our operations. Separation costs of $33.5 million were incurred in 2008 which were to complete the distribution of SNI to shareholders, and to separate and install separate information systems after the distribution. The 2008 costs include a $19.6 million non-cash charge for the impact of the modification of share-based compensation awards.

•	In 2008 we redeemed our outstanding notes prior to the distribution of SNI to shareholders, incurring a $26.4 million loss.

•	In 2008 we realized $7.6 million in gains upon the sale of certain investments.

The U.S. economic recession continued to affect operating revenues in 2009, leading to lower advertising volumes and rate weakness in all of our local markets. Our local media businesses derive much of their advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession.

Excluding $3.1 million in costs associated with freezing the accrual of pension benefits, costs and expenses declined by $136.3 million in the year. We have reduced the number of employees in our newspaper and television divisions by approximately 18% compared to last year. The reduction is due to both attrition and the 2008 fourth quarter reduction in force at our newspaper division. We have also taken actions to reduce employee pay and benefits in 2009. The combined effects of the reduction in the number of employees and reductions in pay and benefits led to a $70.3 million decrease in employee compensation and benefits. Compensation decreases include reductions for virtually all exempt employees in 2009. Newsprint costs declined by $23.5 million in 2009 as consumption decreased by 31% and the average price per ton decreased by 12%.

Lower borrowings following the distribution of SNI led to the decline in interest expense. We ceased capitalization of interest upon completion of the construction of our Naples, Fla., newspaper facility in the third quarter of 2009.

The effective income tax rate was 12.4% and 32.0% for 2009 and 2008, respectfully. Non-deductible charges related to the distribution of SNI and non-deductible goodwill impairment charges are the primary factors in the changes in the effective income tax rate and for the difference in the expected Federal rate of 35% compared to the actual effective rates.

2008 compared with 2007

Operating results include a number of items that affect comparisons of 2008 to 2007. The most significant of these items are as follows:

•	In 2008 we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill, an $11.4 million charge to reduce the carrying value of one of our FCC licenses and a $19.6 million charge to write-down the carrying value of long-lived assets, primarily a network affiliation agreement. We also recorded a non-cash charge of $20.9 million to reduce the carrying value of our investment in our Colorado newspaper partnership to our share of the estimated fair value of its net assets.

•	Costs incurred to complete the distribution of SNI to shareholders, and to separate and install separate information systems after the distribution, were $33.5 million in 2008, which includes a $19.6 million non-cash charge for the impact of the modification of share-based compensation awards.

•	In 2008 we redeemed our outstanding notes prior to the distribution of SNI to shareholders, incurring a $26.4 million loss.

•	In 2008 and 2007, we realized $7.6 million and $9.2 million, respectfully, in gains upon the sale of certain investments.

Revenues were lower at our newspapers and flat for our television stations. The decline in revenues at our newspapers was attributable to lower local and classified advertising, including particularly weak real estate, automotive and employment advertising in all of our markets. Revenues at our television stations were flat with increased political advertising in the third and fourth quarter offset by lower advertising in other categories.

Costs and expenses in 2008 were primarily affected by the 2008 and 2007 workforce reductions at our newspapers offset by severance costs. In addition, insurance cost decreased by approximately $10 million and bad debt expense increased by $3 million.

Interest incurred on our outstanding borrowings decreased in 2008 due to lower average debt levels. The balance of our borrowings was $60 million subsequent to the spin-off of SNI while the average borrowing was $649 million at an average rate of 5.0% in 2007. In addition, in 2008 we capitalized $1.9 million of interest in connection with the construction of our Naples production facility.

The effective tax rate was 32.0% in 2008 and 32.9% in 2007. The difference in the actual effective rate in 2008 compared to the Federal expected rate of 35% was due primarily to non-deductable charges related to the distribution of SNI and non-deductible goodwill impairment charges. In 2007, our effective rate was positively impacted by changes in state tax rates.

Business Segment Results — As discussed in Note 17 to the Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Generally our corporate executives make financing, tax structure and divestiture decisions. Excluding these items from measurement of our business segment performance enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those business segments in the current period.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the Years Ended December 31,
	2009	Change	2008	Change	2007
	(In thousands)

Segment operating revenues:
Newspapers	$455,166	(20.0)%	$568,667	(13.6)%	$658,327
JOA and newspaper partnerships	—		4		99
Television	255,220	(21.9)%	326,860	0.3%	325,841
Licensing and other	91,974	(10.3)%	102,538	9.5%	93,633
Corporate and shared services	—		3,594		1,520

Total operating revenues	$802,360	(19.9)%	$1,001,663	(7.2)%	$1,079,420

Segment profit (loss):
Newspapers	$49,249	(31.1)%	$71,475	(47.4)%	$135,870
JOA and newspaper partnerships	(211)		(707)		3,419
Television	20,168	(75.0)%	80,589	(3.9)%	83,860
Licensing and other	11,225	7.6%	10,437	16.2%	8,982
Corporate and shared services	(27,313)	(35.3)%	(42,207)	(29.0)%	(59,479)
Depreciation and amortization of intangibles	(45,172)	(3.7)%	(46,901)	5.1%	(44,631)
Impairment of goodwill, indefinite and long-lived assets	(216,413)		(809,936)		—
Equity earnings in newspaper partnership	1,958		4,143		—
Gains (losses), net on disposal of property, plant and equipment	444		5,809		27
Interest expense	(2,554)	(76.2)%	(10,740)	(69.9)%	(35,730)
Separation and restructuring costs	(9,935)		(33,506)		(257)
Write-down of investment in newspaper partnership	—		(20,876)		-
Loss on repurchases of debt	—		(26,380)		-
Miscellaneous, net	(673)		6,731		15,757

Income (loss) from continuing operations before
income taxes	$(219,227)		$(812,069)		$107,818

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Depreciation and amortization:
Newspapers	$24,860	$23,993	$24,234
JOA and newspaper partnerships	—	1,219	1,246
Television	18,172	20,189	18,068
Licensing and other	1,404	787	475
Corporate and shared services	736	713	608

Total	$45,172	$46,901	$44,631

Gains (losses) on disposal of property, plant and equipment:
Newspapers	(237)	(91)	(145)
JOA and newspaper partnerships	—	(32)	2
Television	1,004	6,088	225
Licensing and other	(24)	—	—
Corporate and shared services	(299)	(156)	(55)

Gains (losses) on disposal of property, plant and equipment:	$444	$5,809	$27

Impairment of goodwill, indefinite and long-lived assets	$216,413	$809,936	$—

Write-down of investment in newspaper partnership	$—	$20,876	$—

Newspapers — We operate daily and community newspapers in 13 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. Local and national economic conditions, particularly within the retail, labor, housing and automotive markets, affect our newspaper operating performance.

Operating results for our newspaper business were as follows:

	For the Years Ended December 31,
	2009	Change	2008	Change	2007
	(In thousands)

Segment operating revenues:
Local	$97,394	(25.6)%	$130,876	(8.1)%	$142,431
Classified	94,183	(35.3)%	145,610	(22.3)%	187,475
National	21,546	(23.8)%	28,287	(19.0)%	34,927
Online	29,465	(19.9)%	36,769	(8.3)%	40,085
Preprint and other	79,243	(17.4)%	95,949	(17.7)%	116,647

Newspaper advertising	321,831	(26.4)%	437,491	(16.1)%	521,565
Circulation	115,872	2.2%	113,398	(4.5)%	118,696
Other	17,463	(1.8)%	17,778	(1.6)%	18,066

Total operating revenues	455,166	(20.0)%	568,667	(13.6)%	658,327

Segment costs and expenses:
Employee compensation and benefits	210,124	(16.9)%	252,933	(5.6)%	268,052
Production and distribution	114,958	(22.6)%	148,593	(4.7)%	155,910
Other segment costs and expenses	80,835	(15.5)%	95,666	(2.9)%	98,495

Total costs and expenses	405,917	(18.4)%	497,192	(4.8)%	522,457

Contribution to segment profit	$49,249	(31.1)%	$71,475	(47.4)%	$135,870

Revenues

The U.S. economic recession affected operating revenues in 2009 and 2008, leading to lower advertising volumes and rate weakness in all of our local markets. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. The decline in online ad revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Revenue from pure-play advertisers, who purchase ads only on the Company’s newspaper Web sites, rose 26% in the year. We have pursued strategic partnerships with Yahoo! and zillow.com to garner larger shares of local online advertising.

In 2009, circulation revenue increased by approximately $5 million due to the change in certain markets in the business model which we operate with our distributors. Under this model, we recognize revenue at retail rates with a corresponding charge to distribution expense. This increase was offset by declines in circulation volumes. In 2008 circulation revenues declined compared to 2007 due to lower circulation volumes for both daily and Sunday copies.

The decline in preprint and other revenues in 2009 and 2008, is due to the overall economic conditions. Preprint products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers.

Costs and expenses

Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs increased by $7.7 million in 2009. Pension costs in 2009 include $2.4 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our newspaper employees. Excluding pension costs, employee compensation and benefits decreased by 21% in 2009. Attrition and the reduction-in-force implemented in the fourth quarter of 2008 resulted in an approximate 21% decrease in employees in 2009, year-over-year. In addition, during 2009, we eliminated bonuses and reduced employee pay.

Employee compensation and benefit costs in 2008 include a $5.0 million charge for employee severance in the fourth quarter related to workforce reductions. Charges for voluntary separation offers were $8.9 million in 2007. Employee compensation and benefit costs decreased in 2008 as the impact of voluntary separations in 2007 reduced ongoing cost

Production and distribution costs are primarily affected by fluctuations in newsprint and ink costs. Newsprint costs in 2009 declined by $23.5 million due to a 31% decline in consumption and a 12% decrease in newsprint prices. In 2008, the year-over-year price of newsprint increased 41% while our consumption decreased by 29%.

Capital expenditures include costs of $31 and $51 million in 2009 and in 2008, respectively for the construction of a new production facility at our Naples, Florida newspaper.

Newspapers operated under Joint Operating Agreements and partnerships — The only newspaper included is the Albuquerque Tribune newspaper for periods prior to the first quarter of 2008, when we ceased publication of the newspaper. Under an amended agreement with the Journal Publishing Company (“JPC”) we continue to own a 40% interest in the Albuquerque Publishing Company G.P. We no longer include the equity earnings from this investment in segment profit after we ceased publication of our newspaper.

Our share of the operating profit (loss) of our JOA and our newspaper partnership is reported as “Equity in earnings of JOAs and other joint ventures” in our financial statements.

Television  — Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. Through 2009, we received compensation from the networks for carrying their programming. We are currently negotiating the renewal of our affiliation agreement with ABC and will begin negotiating the renewal of our affiliation agreement with NBC later in 2010. These networks are seeking arrangements to have affiliates share in funding network programming costs and to eliminate network compensation historically paid to such affiliates. We cannot at this time predict the outcome of our negotiations with ABC or NBC or the impact that terms of renewed affiliation agreements will have on our operations. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.

The operating performance of our television group is most affected by the health of the national and local economies, particularly conditions within the services, automotive and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in even-numbered years.

Operating results for television were as follows:

	For the Years Ended December 31,
	2009	Change	2008	Change	2007
	(In thousands)

Segment operating revenues:
Local	$151,665	(15.8)%	$180,065	(12.1)%	$204,791
National	73,575	(14.7)%	86,252	(14.6)%	101,002
Political	5,063	(87.7)%	41,012		2,735
Network compensation	7,464	(4.2)%	7,792	4.9%	7,431
Other	17,453	48.7%	11,739	18.8%	9,882

Total segment operating revenues	255,220	(21.9)%	326,860	0.3%	325,841

Segment costs and expenses:
Employee compensation and benefits	124,755	(5.1)%	131,444	2.2%	128,647
Programs and program licenses	52,530	8.8%	48,290	2.2%	47,231
Production and distribution	13,927	(19.2)%	17,245	(1.2)%	17,461
Other segment costs and expenses	43,840	(11.1)%	49,292	1.3%	48,642

Total segment costs and expenses	235,052	(4.6)%	246,271	1.8%	241,981

Segment profit	$20,168	(75.0)%	$80,589	(3.9)%	$83,860

Revenues

The decrease in the local and national revenues in 2009 was largely attributable to reduced spending by advertisers in the automotive, financial services and retail categories. There was only minor political spending in 2009, compared to 2008.

Revenues increased slightly in 2008 compared with 2007. While political revenues were up compared with 2007, national and local revenues were negatively affected by weakness in automotive and retail advertising.

Cost and expenses

Changes in pension costs affect 2009 to 2008 year-over-year comparisons of employee compensation and benefits. Pension costs increased by $0.7 million for the year. Pension costs for 2009 include $1.1 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our television employees. Excluding pension costs, employee compensation and benefits decreased by 6% in 2009. During 2009, we eliminated bonuses and reduced employee pay, including temporary pay reductions for certain exempt employees of up to 5% during the second and third quarters.

The cost of programs and program licenses increased due primarily to higher costs for syndicated programs in certain of our markets under the terms of long-term licensing arrangements.

Cost and expenses in 2008 and 2007 were substantially the same.

Licensing and Other — Licensing and other primarily includes syndication and licensing of news features and comics. Under the trade name United Media, we distribute news and opinion columns, comics and other features for the newspaper industry.

United Media owns or represents and licenses worldwide copyrights relating to “Peanuts,” “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media. We continue syndication of previously published “Peanuts” strips and retain the rights to license the characters. “Peanuts” provides approximately 95% of our licensing revenues.

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

Operating results for licensing and other were as follows:

	For the Years Ended December 31,
	2009	Change	2008	Change	2007
	(In thousands)

Segment operating revenues:
Licensing	$69,870	(8.6)%	$76,452	6.3%	$71,901
Feature syndication	16,241	(8.7)%	17,792	(1.1)%	17,985
Other	5,863	(29.3)%	8,294		3,747

Total segment operating revenues	91,974	(10.3)%	102,538	9.5%	93,633

Segment costs and expenses:
Employee compensation and benefits	18,060	(9.6)%	19,983	12.0%	17,841
Author royalties and agent commissions	46,725	(12.4)%	53,314	7.3%	49,701
Other segment costs and expenses	15,964	(15.1)%	18,804	9.9%	17,109

Total segment costs and expenses	80,749	(12.3)%	92,101	8.8%	84,651

Segment profit	$11,225	7.6%	$10,437	16.2%	$8,982

Revenues

Worldwide economic conditions continued to affect our operating revenues in 2009, as reduced consumer spending has resulted in lower sales of licensed European apparel. Economic conditions within the newspaper industry have resulted in reduced sales of syndicated features.

Licensing revenues in 2008 were higher than 2007 primarily due to increases in film-and-promotion-related license fees and additional revenue we received in 2008 from a contract amendment from one of our licensees.

Costs and expenses

Employee compensation and benefits decreased due to the implementation of salary and bonus reductions for management employees in 2009. The decline in other costs was due primarily to lower marketing expenditures during the year.

Discontinued Operations — Discontinued operations include SNI, DNA and our newspaper operations in Cincinnati (See Note 4 to the Consolidated Financial Statements). The results of businesses held for sale or that have ceased operations are presented as discontinued operations.

Operating results for our discontinued operations were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating revenues	$50	$804,565	$1,440,053

Equity in earnings of JOAs and other joint ventures	$—	$18,682	$54,959

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$(23,372)	$184,624	$147,975
Loss on divestitures, net	—	—	(255)
Income tax (expense) benefit	5,780	(63,173)	(138,293)

Income (loss) from discontinued operations	$(17,592)	$121,451	$9,427

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. We finance our investments in and expand our portfolio of local media businesses and repay debt primarily from our cash flow from operating activities.

To improve the company’s financial flexibility we suspended our quarterly dividend in 2008 and have undertaken a variety of cost-saving measures, including elimination of bonuses, pay reductions, suspension of our matching contributions to our defined contribution retirement and savings plan, and freezing the accrual of benefits under our defined benefit pension plans.

Cash flow from continuing operating activities increased in 2009 by $4 million compared to 2008 despite the declines in our revenues, primarily due to refunds of taxes paid during 2008. We received $16 million from SNI for the reimbursement of taxes we paid in 2008 on income attributable to SNI for periods prior to the spin-off and received $28 million of refunds of Federal taxes paid in 2008.

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In 2009, we made a $20 million voluntary contribution. We expect to contribute $2.1 million to the plans in 2010 for SERP benefits. The 2010 minimum funding requirements for our qualified defined benefit pension plans require us to make contributions of $4.2 million. We may make voluntary contributions estimated at $20 million, or possibly more in 2010.

Capital expenditures in 2009 were $40 million, down from $84 million in the prior year. Capital expenditures in 2009 related to the Naples, Fla., newspaper facility totaled approximately $31 million. We completed the construction of this facility in the third quarter of 2009. Capital expenditures in 2010 are expected to be approximately $18 million.

On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amended and restated the Company’s $200 million Revolver and reduced the maximum amount of availability under the facility to $150 million. The amended agreement is secured by certain of our assets and removes the earnings-based leverage covenant in our prior agreement. Details of the 2009 Agreement are included in Note 11 to our Consolidated Financial Statements. At December 31, 2009, we had additional borrowing capacity of $105 million under our Revolver.

We believe that our low debt level is a competitive advantage during these difficult financial times. At December 31, 2009, we had drawn $35 million under our Revolving Credit Agreement, and had cash and short-term investments of $27 million. During 2009, we paid down $25 million under our credit facilities.

We expect our cash flow from operating activities, including refunds of taxes through carryback claims, and available borrowings under our amended credit agreement will be sufficient to meet our operating, pension funding and capital needs over the next twelve months. We will carry back losses incurred in 2009 against taxes paid in prior years when we file our 2009 tax return and expect to receive refunds of at least $45 million.

Also included in miscellaneous current assets at December 31, 2009, is a $6 million receivable from SNI for the balance due for their portion of taxes for the 2008 year.

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

We may use derivative financial instruments to manage exposure to newsprint prices, interest rate and foreign exchange rate fluctuations. In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month LIBOR rate and make payments based on a fixed rate of 3.2%. We held no newsprint or foreign currency derivative financial instruments at December 31, 2009.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition, other than the interest swap previously discussed.

As of December 31, 2009 and 2008, we had outstanding letters of credit totaling $9.7 million and $8.3 million, respectively.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2009, is as follows:

	Less than	Years	Years	Over
	1 Year	2 & 3	4 & 5	5 Years	Total
	(In thousands)

Long-term debt:
Principal amounts	$166	$384	$35,366	$—	$35,916
Interest on note	1,138	2,225	575	—	3,938
Programming:
Available for broadcast	1,708	1,359	—	—	3,067
Not yet available for broadcast	47,270	58,273	6,649	582	112,774
Employee compensation and benefits:
Deferred compensation and benefits	4,800	10,806	6,998	—	22,604
Employment and talent contracts	23,270	19,269	4,130	2,651	49,320
Operating leases:
Noncancelable	5,492	9,146	7,497	6,913	29,048
Cancelable	682	974	588	112	2,356
Pension obligations:
Minimum pension funding	6,338	50,371	41,951	28,152	126,812
Other commitments:
Noncancelable purchase and service commitments	11,228	6,450	2,845	13,710	34,233
Capital expenditures	497	—	—	—	497
Other purchase and service commitments	15,845	12,572	4,139	9	32,565

Total contractual cash obligations	$118,434	$171,829	$110,738	$52,129	$453,130

In the ordinary course of business we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment, and to purchase other goods and services.

Long-Term Debt — Principal payments is the repayment of our outstanding variable rate credit facility assuming repayment will occur upon the expiration of the facility in June 2013.

Interest payments on our variable-rate credit facility assume that the outstanding balance on the facility and the related variable interest rates remain unchanged until the expiration of the facility in June 2013.

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERP. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2015-2019. While benefit payments under these plans are expected to continue beyond 2019, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations — The Contractual Obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2009, our reserves for income taxes totaled $25.5 million, which is reflected as a long-term liability in our consolidated balance sheet.

Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2009. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2009.

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at December 31, 2009.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31,			As of December 31,
	2009			2008
	Cost	Fair		Cost	Fair
	Basis	Value		Basis	Value
	(In thousands, except share data)

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$34,900	$34,900		$60,000	$60,000
Other notes	1,016	1,016		1,166	1,166

Total long-term debt including current portion	$35,916	$35,916		$61,166	$61,166

Financial instruments subject to market value risk:
Other equity securities	10,405	(a	)	7,070	(a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting standards and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2009 and 2008 was a liability of $0.8 million, which is included in other liabilities.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2009. This report appears on page F-24.

BY:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy E. Stautberg
Timothy E. Stautberg
Senior Vice President and Chief Financial Officer

Date: March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 5, 2010

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,405	$5,376
Short-term investments	12,180	21,130
Accounts and notes receivable (less allowances — 2009, $4,344; 2008, $7,763)	130,010	169,010
Inventory	6,989	11,952
Deferred income taxes	16,614	33,911
Income taxes receivable	62,559	12,363
Miscellaneous	15,418	31,794

Total current assets	258,175	285,536

Investments	10,660	12,720

Property, plant and equipment	423,570	426,671

Goodwill and other intangible assets:
Goodwill	—	215,432
Other intangible assets	23,635	26,464

Total goodwill and other intangible assets	23,635	241,896

Other assets:
Deferred income taxes	57,132	80,600
Miscellaneous	13,176	9,281

Total other assets	70,308	89,881

Assets of discontinued operations — noncurrent	—	32,272

Total Assets	$786,348	$1,088,976

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,049	$55,889
Customer deposits and unearned revenue	33,191	38,817
Accrued liabilities:
Employee compensation and benefits	30,515	36,273
Accrued talent payable	13,524	15,981
Miscellaneous	22,616	23,651
Liabilities of discontinued operations — current	—	2,225
Other current liabilities	8,365	14,748

Total current liabilities	135,260	187,584

Long-term debt	35,916	61,166

Other liabilities (less current portion)	181,921	245,259

Commitments and contingencies (Note 19)	—	—

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2009 — 42,742,190 shares; 2008 — 41,884,187 shares	427	419
Voting — authorized: 60,000,000 shares; issued and outstanding: 2009 — 11,932,735 shares; 2008 — 11,933,401 shares	119	119

Total	546	538
Additional paid-in capital	531,754	523,859
Retained earnings (accumulated deficit)	(10,946)	200,827
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(92,049)	(134,293)
Foreign currency translation adjustment	590	638

Total The E.W. Scripps Company shareholders’ equity	429,895	591,569
Noncontrolling interest	3,356	3,398

Total equity	433,251	594,967

Total Liabilities and Equity	$786,348	$1,088,976

See notes to consolidated financial statements.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Operating Revenues:
Advertising	$565,708	$758,393	$841,422
Circulation	115,873	113,398	118,696
Licensing	69,876	76,452	71,902
Other	50,903	53,420	47,400

Total operating revenues	802,360	1,001,663	1,079,420

Costs and Expenses:
Employee compensation and benefits	376,466	446,775	463,240
Production and distribution	177,081	222,434	225,641
Programs and program licenses	52,531	48,290	47,231
Other costs and expenses	142,951	164,699	178,918
Separation and restructuring costs	9,935	33,506	257

Total costs and expenses	758,964	915,704	915,287

Depreciation, Amortization, and (Gains) Losses:
Depreciation	43,342	43,681	41,541
Amortization of intangible assets	1,830	3,220	3,090
Impairment of goodwill, indefinite and long-lived assets	216,413	809,936	—
(Gains) losses, net on disposal of property, plant and equipment	(444)	(5,809)	(27)

Net depreciation, amortization, and (gains) losses	261,141	851,028	44,604

Operating income (loss)	(217,745)	(765,069)	119,529
Interest expense	(2,554)	(10,740)	(35,730)
Equity in earnings of JOAs and other joint ventures	1,745	4,265	8,262
Write-down of investment in newspaper partnership	—	(20,876)	—
Losses on repurchases of debt	—	(26,380)	—
Miscellaneous, net	(673)	6,731	15,757

Income (loss) from continuing operations before income taxes	(219,227)	(812,069)	107,818
Provision (benefit) for income taxes	(27,172)	(260,718)	35,885

Income (loss) from continuing operations, net of tax	(192,055)	(551,351)	71,933
Income (loss) from discontinued operations, net of tax	(17,592)	121,451	9,427

Net income (loss)	(209,647)	(429,900)	81,360
Net income (loss) attributable to noncontrolling interests	(42)	46,690	82,981

Net loss attributable to the shareholders of The E.W. Scripps Company	$(209,605)	$(476,590)	$(1,621)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.56)	$(10.19)	$1.32
Income (loss) from discontinued operations	(.33)	1.38	(1.35)

Net loss per basic share of common stock	$(3.89)	$(8.81)	$(.03)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.56)	$(10.19)	$1.31
Income (loss) from discontinued operations	(.33)	1.38	(1.34)

Net loss per diluted share of common stock	$(3.89)	$(8.81)	$(.03)

Weighted average shares outstanding:
Basic	53,902	54,100	54,338
Diluted	53,902	54,100	54,756

Net income (loss) per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(209,647)	$(429,900)	$81,360
Loss (income) from discontinued operations	17,592	(121,451)	(9,427)

Income (loss) from continuing operations	(192,055)	(551,351)	71,933
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	45,172	46,901	44,631
Impairment of goodwill, indefinite and long-lived assets	216,413	830,812	—
(Gains)/losses on sale of property, plant and equipment	(444)	(5,809)	(1,111)
(Gain)/loss on sale of investments	(752)	(7,572)	(10,023)
Equity in earnings of JOAs and other joint ventures	(1,745)	(4,265)	(8,262)
Deferred income taxes	45,271	(278,923)	4,835
Excess tax benefits from stock compensation plans	(372)	(3,829)	1,461
Stock and deferred compensation plans	7,131	34,634	20,764
Dividends received from JOAs and other joint ventures	2,500	6,195	11,505
Losses on repurchases of debt	—	26,380	—
Pension expense, net of payments	1,253	5,606	(9,322)
Other changes in certain working capital accounts, net	(28,411)	(6,800)	(14,464)
Miscellaneous, net	4,047	1,762	26,618

Net cash provided by continuing operating activities	98,008	93,741	138,565
Net cash (used in) provided by discontinued operating activities	(19,350)	238,810	456,846

Net operating activities	78,658	332,551	595,411

Cash Flows from Investing Activities:
Purchase of subsidiary companies and noncontrolling interest	—	—	(2,096)
Proceeds from sale of property, plant and equipment	101	169	5,799
Additions to property, plant and equipment	(39,750)	(84,011)	(53,465)
Decrease (increase) in short-term investments	8,950	23,701	(41,959)
Proceeds from sale of long-term investments	472	37,184	10,594
Purchase of investments	(3,366)	(688)	(1,350)
Miscellaneous, net	—	—	(84)

Net cash used in continuing investing activities	(33,593)	(23,645)	(82,561)
Net cash used in discontinued investing activities	—	(38,889)	(41,906)

Net investing activities	(33,593)	(62,534)	(124,467)

Cash Flows from Financing Activities:
Increase in long-term debt	—	100,500	—
Payments on long-term debt	(25,250)	(544,820)	(261,406)
Bond redemption premium payment	—	(22,517)	—
Payments of financing costs	(3,062)	—	—
Dividends paid	—	(53,957)	(88,205)
Dividends paid to noncontrolling interests	—	(24)	(512)
Repurchase Class A Common shares	—	(19,031)	(57,515)
Proceeds from employee stock options	2,876	15,097	15,903
Excess tax benefits from stock compensation plans	372	3,829	2,375
Miscellaneous, net	(10,972)	2,605	(3,008)

Net cash used in continuing financing activities	(36,036)	(518,318)	(392,368)
Net cash provided by (used in) discontinued financing activities	—	257,920	(76,872)

Net financing activities	(36,036)	(260,398)	(469,240)

Effect of exchange rate changes on cash and cash equivalents	—	(75)	(522)

Change in cash — discontinued operations	—	(23,268)	6,429

Increase (decrease) in cash and cash equivalents	9,029	(13,724)	7,611
Cash and cash equivalents:
Beginning of year	5,376	19,100	11,489

End of year	$14,405	$5,376	$19,100

See notes to consolidated financial statements.

Consolidated Statements of Equity

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
	(In thousands, except share data)

As of December 31, 2006	$545	$432,523	$2,145,875	$2,492	$122,429	$2,703,864
Net income (loss)			(1,621)		82,981	81,360
Unrealized gains (losses) on investments				(6,218)		(6,218)
Adjustment for losses (gains) in income on investments				(35)		(35)

Change in unrealized gains (losses) on investments				(6,253)		(6,253)
Changes in defined pension plans				(7,188)		(7,188)
Equity in investee’s adjustments for pension				4,378		4,378
Currency translation adjustment				8,399		8,399
Adoption of new tax accounting guidance			(30,869)			(30,869)
Dividends: declared and paid — $1.62 per share			(88,205)			(88,205)
Dividends: Noncontrolling interest					(63,480)	(63,480)
Repurchase 433,333 Class A Common shares	(4)	(4,179)	(53,332)			(57,515)
Compensation plans, net: 248,855 net shares issued	2	43,962				43,964
Excess tax benefits of compensation plans		3,836				3,836

As of December 31, 2007	543	476,142	1,971,848	1,828	141,930	2,592,291
Net income (loss)			(476,590)		46,690	(429,900)
Unrealized gains (losses) on investments				(682)		(682)
Adjustment for losses (gains) in income on investments				(3,655)		(3,655)

Change in unrealized gains (losses) on investments				(4,337)		(4,337)
Changes in defined pension plans				(90,639)		(90,639)
Equity in investee’s adjustments for pension				(100)		(100)
Currency translation adjustment				195		195
Dividends: declared and paid — $.99 per share			(53,957)			(53,957)
Dividends: Noncontrolling interest					(56,207)	(56,207)
Spin-off of SNI			(1,234,701)	(40,602)	(129,015)	(1,404,318)
Repurchase 1,213,333 Class A Common shares	(12)	(13,246)	(5,773)			(19,031)
Compensation plans: 695,965 net shares issued	7	37,545				37,552
Stock modification charge		19,589				19,589
Excess tax benefits of compensation plans		3,829				3,829

As of December 31, 2008	538	523,859	200,827	(133,655)	3,398	594,967
Net loss			(209,605)		(42)	(209,647)
Spin-off of SNI			(2,168)	1,536		(632)
Changes in defined pension plans				39,633		39,633
Equity in investee’s adjustments for pension				1,324		1,324
Currency translation adjustment				(48)		(48)
Compensation plans: 857,953 net shares issued	8	12,548				12,556
Excess tax expense of compensation plans		(4,653)				(4,653)
Other				(249)		(249)

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251

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

Subsequent Events — We have evaluated all subsequent events through the issuance of these financial statements.

Nature of Operations — We are a diverse media concern with interests in newspaper publishing, television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, JOAs and newspaper partnerships, Television, and Licensing and other. Note 17 provides additional information regarding our business segments.

Concentration Risks — We have geographically dispersed operations and a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position, results of operations or cash flows.

We derive approximately 71% of our operating revenues from marketing services, including advertising. Changes in the demand for such services both nationally and in individual markets can affect operating results.

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

Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; licensing revenues; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets and goodwill; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; and self-insured risks.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Consolidation — The consolidated financial statements include the accounts of The E. W. Scripps Company and its majority-owned subsidiary companies. Investments in 20%-to-50%-owned companies and in all 50%-or-less-owned partnerships are accounted for using the equity method. We do not hold any interests in variable interest entities. All significant intercompany transactions have been eliminated.

Income (loss) attributable to noncontrolling interests in subsidiary companies are included in net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations.

Newspaper Joint Operating Agreements (“JOA”) — We include our share of JOA earnings in “Equity in earnings of JOAs and other joint ventures” in our Consolidated Statements of Operations. The related editorial costs and expenses are included within costs and expenses in our Consolidated Statements of Operations.

Foreign Currency Translation — All of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities are translated using end-of-period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income (loss) in equity, net of applicable income taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in earnings. Foreign exchange gains and losses are included in Miscellaneous, net in the Consolidated Statements of Operations. Foreign exchange net gains (losses) were ($0.5) million in 2009, $0.6 million in 2008 and $0.4 million in 2007.

Revenue Recognition — We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, we allocate revenue to each element based upon its relative fair value. Revenue recognition may be ceased on delinquent accounts depending upon a number of factors, including the customer’s credit history, number of days past due, and the terms of any agreements with the customer. Revenue recognition on such accounts resumes when the customer has taken actions to remove their accounts from delinquent status, at which time we recognize any associated deferred revenues. We report revenue net of sales and other taxes collected from our customers.

Our primary sources of revenue are from:

•	The sale of print, broadcast and Internet advertising.

•	The sale of newspapers.

•	Licensing royalties.

Revenue recognition policies for each source of revenue are as follows.

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

Broadcast advertising contracts may guarantee the advertiser a minimum audience for the programs in which their advertisements are broadcast over the contract term. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage shortfall in audience size. If we determine we have not delivered the guaranteed audience, we record an accrual for “make-good” advertisements as a reduction of revenue. The estimated make-good accrual is adjusted throughout the term of the advertising contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Television stations may receive compensation for airing network programming under the term of network affiliation agreements. Network affiliation agreements generally provide for the payment of pre-determined fees, but may provide compensation based upon other factors. Pre-determined fees are recognized as revenue on a straight-line basis over the term of the network affiliation agreements. Compensation dependent upon other factors, which may vary over the terms of the affiliation agreements, is recognized when such amounts are earned.

Newspaper Subscriptions.  Newspaper subscription revenue is recognized based upon the publication date of the newspaper. Revenues from prepaid newspaper subscriptions are deferred and are included in circulation revenue on a pro-rata basis over the term of the subscription.

Circulation revenue for newspapers sold directly to subscribers is based upon the retail rate. Circulation revenue for newspapers sold to independent newspaper distributors, which are subject to returns, is based upon the wholesale rate. Estimated returns are recognized as a reduction in circulation revenue at the time the newspaper is published. Returns are estimated based upon historical return rates and are adjusted based on the actual returns.

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

Cash Equivalents and Short-term Investments — Cash-equivalents represent highly liquid investments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Short-term investments are carried at cost plus accrued income, which approximates fair value.

Inventories — Inventories are stated at the lower of cost or market. The cost of inventories are determined using the first in, first out (“FIFO”) method.

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

Investments in private companies are recorded at cost, net of impairment write-downs, because no readily determinable market price is available. All other securities, except those accounted for under the equity method, are classified as available for sale and are carried at fair value. Fair value is determined using quoted market prices. The difference between cost basis and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income (loss) component of equity.

We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. The cost basis is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced when a decline in fair value below cost is determined to be other than temporary, with the resulting adjustment charged against earnings.

The cost of securities sold is determined by specific identification.

Property, Plant and Equipment — Property, plant and equipment, which includes internal use software, is carried at cost less depreciation. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Leasehold improvements	Shorter of term of lease or useful life
Printing presses	20 to 30 years
Other newspaper production equipment	5 to 15 years
Television transmission towers and related equipment	15 years
Other television and program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We review goodwill for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are newspapers and television.

Amortizable Intangible Assets — Television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. These network affiliation relationships are amortized on a straight-line basis over estimated useful lives of 20 to 25 years.

Customer lists and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets — We review long-lived assets (primarily property, plant and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets, to fair value. Fair value is determined based on discounted cash flows or appraisals. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insured Risks — We are self-insured for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims, of $20.5 million and $20.2 million at December 31, 2009 and 2008, respectively are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Income Taxes — We recognize deferred income taxes for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Our temporary differences primarily result from accelerated depreciation and amortization for tax purposes, investment gains and losses not yet recognized for tax purposes and accrued expenses not deductible for tax purposes until paid. We establish a valuation allowance if we believe that if it is more likely than not that some or all of the deferred tax assets will not be realized.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in Other Liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Risk Management Contracts — We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use derivative financial instruments to limit the impact of newsprint and interest rate fluctuations on our earnings and cash flows.

Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 20. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

We recognize compensation cost based on the grant-date fair value of the award. We determine the fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, using a binomial lattice model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS allocated to common stock. We do not allocate losses to the participating securities. When we adopted this treatment in 2009 due to the adaption of new accounting guidance, we adjusted all prior period earnings per share data to conform to these provisions. This adoption did not result in a change to the previously reported basic and diluted EPS for 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about basic and diluted weighted-average shares outstanding:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Numerator (for both basic and diluted earnings per share)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(209,605)	$(476,590)	$(1,621)
Less income allocated to unvested restricted stock and RSUs	—	—	—

Numerator for basic and diluted earnings per share	$(209,605)	$(476,590)	$(1,621)

Denominator
Basic weighted-average shares outstanding	53,902	54,100	54,338
Effective of dilutive securities:
Unvested restricted shares and RSUs held by employees	—	—	77
Stock options held by employees and directors	—	—	341

Diluted weighted-average shares outstanding	53,902	54,100	54,756

Anti-dilutive securities(1)	21,033	12,896	2,345

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.

For 2009 and 2008, we incurred a net loss and the inclusion of unvested restricted stock, RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.

2.	Accounting Changes and Recently Issued Accounting Standards

Accounting Changes

On January 1, 2007, we adopted a new accounting standard, which clarified the accounting for tax positions recognized in the financial statements. The new accounting guidance provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In accordance with the new accounting guidance, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50%-likelihood of being realized. See Note 6 to the Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this standard for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this standard did not have a material impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued new accounting guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary, the deconsolidation of a subsidiary, and accounting for noncontrolling interests as equity in the consolidated financial statements at fair value. We adopted this standard as of January 1, 2009. Upon adoption of this standard, we reclassified our noncontrolling interest in subsidiary companies to a separate component of equity and changed the presentation of our statement of operations and statement of cash flows. We have retroactively reclassified all periods presented.

In December 2007, the FASB issued new accounting guidance, which provided guidance relating to recognition of assets acquired and liabilities assumed in a business combination. This standard also established expanded disclosure requirements for business combinations. We adopted this standard effective January 1, 2009, prospectively for all business combinations subsequent to the effective date. The adoption of this standard had no impact on our financial statements.

In March 2008, the FASB issued new accounting guidance, which amended and expanded the disclosure requirements for derivatives to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. We adopted this standard effective January 1, 2009. The adoption of this standard had no impact on our financial statements.

In December 2008, the FASB issued new accounting guidance on disclosures about plan assets of our defined benefit plans. We adopted this standard on December 31, 2009.

In May 2009, the FASB issued new accounting guidance which provided guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. This new standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position or our results of operations.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards but does not modify US GAAP, became effective for us on July 1, 2009.

New Accounting Pronouncements — In June 2009, the FASB issued new accounting guidance which amended the consolidation guidance applicable to variable interest entities and is effective for us on January 1, 2010. We do not expect this standard to have a material impact on our financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

In the second quarter of 2007, we acquired newspaper publications in areas contiguous to our existing newspaper markets for total consideration of $2.0 million. We have not presented pro forma results for the 2007 acquisitions because the combined results of operations would not be significantly different from reported amounts.

4.	Discontinued Operations

Spin-Off of Scripps Networks Interactive

On October 16, 2007, the Company announced that its Board of Directors had authorized management to pursue a plan to separate E. W. Scripps (“Scripps” or “EWS”) into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to the Scripps shareholders. To effect the Separation, SNI was formed on October 23, 2007, as a wholly owned subsidiary of Scripps and the assets and liabilities of the Scripps Networks and Interactive Media businesses of Scripps were transferred to SNI.

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

During 2009, the Company made adjustments of $0.6 million to the net assets distributed. These adjustments resulted from the settlement of activity primarily related to income taxes for 2008 and employee benefit plans.

The spin-off of SNI is presented as discontinued operations in our financial statements for all periods presented.

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

Transition Services Agreement

The Transition Services Agreement provides for EWS and SNI to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. EWS will provide services or support to SNI, including information technology, human resources, accounting and finance, and facilities. SNI will provide information technology support and services. We were paid $2.9 million and $2.8 million from SNI and we paid SNI $0.5 million and $1.6 million under these agreements in 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of EWS and SNI with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally EWS and SNI will be responsible for income taxes for periods before the spin-off for their respective businesses. In 2009, SNI reimbursed us $16 million for its share of estimated taxes prior to the Separation under the Tax Allocation Agreement. At December 31, 2009, we have an additional $6.5 million receivable from SNI for their portion of taxes for prior years, which is included in other current assets.

Other Agreements

EWS and SNI have also entered into various other agreements that have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

Closure of Rocky Mountain News

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

The results of the operations of the Rocky Mountain News and the earnings from our interest in the Denver JOA are presented as discontinued operations in our financial statements for all periods.

Due primarily to the negative effects of the economy on the advertising revenues of the Denver JOA we determined that indications of impairment of our investment existed in 2008 and we recorded a non-cash charge of $110 million to reduce the carrying value of our investment to zero, our share of the estimated fair value of their net assets.

Other Discontinued Operations

Our Cincinnati JOA with Gannett Co. Inc. was not renewed when the agreement terminated on December 31, 2007. In connection with the termination of the JOA, we ceased publication of our Cincinnati Post and Kentucky Post newspapers that participated in the Cincinnati JOA.

The results of businesses held for sale, that were spun off, or that have ceased operations are presented as discontinued operations within our results of operations. The results of operations of these businesses are excluded from segment results for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results of our discontinued operations were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating revenues	$50	$804,565	$1,440,053

Equity in earnings of JOAs and other joint ventures	$—	$18,682	$54,959

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$(23,372)	$184,624	$147,975
Loss on divestitures, net	—	—	(255)
Income tax (expense) benefit	5,780	(63,173)	(138,293)

Income (loss) from discontinued operations	$(17,592)	$121,451	$9,427

The Company incurred certain non-recurring costs directly related to the spin-off of SNI of $48.2 million in 2008. Investment banking fees, legal, accounting and other professional and consulting fees of $14.7 million were allocated to discontinued operations in the Consolidated Statements of Operations. All remaining amounts ($33.5 million) are recorded in continuing operations.

A $3.4 million tax benefit was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses which is included in discontinued operations.

5.	Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations was affected by the following:

2009 — Separation and restructuring costs include the costs to restructure our operations and to install separate information systems. These costs increased loss from continuing operations before taxes by $9.9 million.

In the first quarter we recorded a $215 million, non-cash charge to reduce the carrying value of our goodwill for our Television division.

We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station.

2008 — Separation costs increased the loss from continuing operations by $33.5 million for the year.

During the year we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill, an $11.4 million charge to reduce the carrying value of our FCC license and a $19.6 million charge to write-down the carrying value of long-lived assets, primarily a network affiliation agreement. We also recorded a non-cash charge of $20.9 million to reduce the carrying value of our investment in the Prairie Mountain Publishing newspaper partnership to our share of the estimated fair value of their net assets. The impairment charges increased loss from continuing operations by $830.9 million in the year.

In the second quarter of 2008, we redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.

Investment results

Investment results, reported in the caption “Miscellaneous, net” in our Consolidated Statements of Operations, include realized gains from the sale of certain investments of $7.6 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Involuntary separation agreements

In the fourth quarter of 2008 we initiated an involuntary plan to reduce the workforce by 350 employees at substantially all of our newspapers. We incurred $5.0 million for severance-related costs, which was substantially paid in the fourth quarter.

2007 — Voluntary separation agreements

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

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(71,213)	$6,228	$25,531
State and local	5,574	5,949	9,220
Foreign	1,492	1,398	354

Total	(64,147)	13,575	35,105
Tax benefits of compensation plans allocated to additional paid-in capital	(4,653)	3,604	3,820

Total current income tax provision	(68,800)	17,179	38,925

Deferred:
Federal	68,096	(317,876)	2,374
Other	(2,526)	(18,380)	(8,743)

Total	65,570	(336,256)	(6,369)
Deferred tax allocated to other comprehensive income	(23,942)	58,359	3,329

Total deferred income tax provision	41,628	(277,897)	(3,040)

Provision for income taxes	$(27,172)	$(260,718)	$35,885

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the Years Ended December 31,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	1.9	2.0	4.9
Permanent item — Goodwill Impairment	(23.7)	(4.5)	—
International rate differential	(0.4)	—	0.1
Miscellaneous	(0.4)	(0.5)	(7.1)

Effective income tax rate	12.4%	32.0%	32.9%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax (liabilities) assets were as follows:

	As of December 31,
	2009	2008
	(In thousands)

Temporary differences:
Property, plant and equipment	$(60,141)	$(41,856)
Goodwill and other intangible assets	51,977	39,247
Investments, primarily gains and losses not yet recognized for tax purposes	2,878	934
Accrued expenses not deductible until paid	6,591	6,760
Deferred compensation and retiree benefits not deductible until paid	62,179	104,623
Other temporary differences, net	3,045	4,935

Total temporary differences	66,529	114,643
State and foreign net operating loss carryforwards	8,414	11,654
Valuation allowance for state deferred tax assets	(1,197)	(11,786)

Net deferred tax asset (liability)	$73,746	$114,511

Total state operating loss carryforwards were $250 million at December 31, 2009. Our state tax loss carryforwards expire between 2010 and 2027. Because separate state income tax returns are filed for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Deferred tax assets totaled $73.7 million at December 31, 2009. Approximately $37 million of our deferred tax assets reverse in 2010. We can use any tax losses resulting from the deferred tax assets reversing in 2010 to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If current economic conditions persist or worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, we adopted new accounting guidance for accounting for uncertain income taxes. In adopting this new guidance, we recognized a $30.9 million increase in our liability for unrecognized tax benefits, interest, and penalties with a corresponding decrease to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2009	2008	2007
		(In thousands)

Gross unrecognized tax benefits at beginning of year	$22,710	$68,400	$66,200
Increases in tax positions for prior years	7,100	30	500
Decreases in tax positions for prior years	(2,100)	(1,700)	(5,100)
Increases in tax positions for current year	1,400	5,800	14,900
Settlements	(1,200)	(1,400)	—
Lapse in statute of limitations	—	(220)	(8,100)
Transfer of gross unrecognized tax benefits due to spin-off of SNI	—	(48,200)	—

Gross unrecognized tax benefits at end of year	$27,910	$22,710	$68,400

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $20 million at December 31, 2009 and $16.8 million at December 31, 2008. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2009 and 2008, we had accrued interest related to unrecognized tax benefits of $8.5 million and $4.4 million, respectively.

Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The December 31, 2009 liability for uncertain tax positions includes $13 million of which the majority is indemnified by SNI.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. We reached an agreement with the Internal Revenue Service in the second quarter of 2009 to settle the examinations of our 2005 and 2006 federal income tax returns. We reversed unrecognized tax benefits of $0.9 million upon the settlement, increasing our tax benefit for 2009.

In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $5.0 million.

7.	Joint Operating Agreements and Partnerships

In connection with the closure of the Rocky Mountain News, we also transferred our 50% interest in Prairie Mountain Publishing (“PMP”) a newspaper partnership with a subsidiary of MNG that operated certain of both companies’ other newspapers in Colorado, to MNG. Under the terms of the agreement we received a $5 million secured promissory note from MNG, which we have recorded at $4.4 million, the carrying value of the assets we gave up. We recorded no gain or loss on the transfer of our interest. In 2008, we recorded a non-cash charge of $20.9 million to reduce the carrying value in PMP to its estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2008, we ceased publication of our Albuquerque Tribune newspaper. At the same time, we also reached an agreement with the Journal Publishing Company (“JPC”), the publisher of the Albuquerque Journal (“Journal”), to terminate the Albuquerque joint operating agreement between the Journal and our Albuquerque Tribune newspaper. Under an amended agreement with the JPC, we own an approximate 40% interest in the Albuquerque Publishing Company, G.P. (the “Partnership”) and we pay JPC an amount equal to a portion of the editorial savings realized from ceasing publication of our newspaper. The Partnership directs and manages the operations of the continuing Journal newspaper.

8.	Investments

Investments consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Colorado newspaper partnership	$—	$5,000
Joint ventures	255	650
Other equity securities	10,405	7,070

Total investments	$10,660	$12,720

Other equity securities are securities that do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the other securities approximate their carrying values at December 31, 2009 and 2008. There can be no assurance we would realize the carrying values of these securities upon their sale.

In 2008, we recorded a $1.6 million non-cash charge to write-down our other equity securities.

9.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Land and improvements	$68,310	$68,410
Buildings and improvements	233,913	233,959
Equipment	530,156	533,492
Computer software	44,989	47,628

Total	877,368	883,489
Accumulated depreciation	453,798	456,818

Net property, plant and equipment	$423,570	$426,671

In 2009 and 2008, $0.5 million and $1.9 million, respectively, of interest was capitalized for a long-term construction project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Goodwill	$—	$215,432

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	5,641	5,641
Customer lists	12,469	12,794
Other	6,092	6,193

Total carrying amount	24,202	24,628

Accumulated amortization:
Television network affiliation relationships	(1,617)	(1,310)
Customer lists	(7,831)	(6,919)
Other	(4,314)	(4,130)

Total accumulated amortization	(13,762)	(12,359)

Net amortizable intangible assets	10,440	12,269

Other indefinite-lived intangible assets:
FCC licenses	13,195	14,195

Total other intangible assets	23,635	26,464

Total goodwill and other intangible assets	$23,635	$241,896

Goodwill and other indefinite-lived assets are tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. The testing for impairment is a two-step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists. Step two is then performed to determine the amount of impairment.

Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009. We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009, and we recorded a $215 million, non-cash charge in the first quarter of 2009, to reduce the carrying value of goodwill. We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value in the first quarter of 2009.

In 2008, due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of SNI to shareholders and the per share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008. We concluded the fair value of our newspaper reporting unit did not exceed the carrying value of our newspaper net assets as of June 30, 2008. We recorded a $779 million, non-cash charge in the quarter ended June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our 2008 annual impairment test for indefinite lived assets we determined that the carrying value of the FCC license for our Lawrence, Kansas, television station exceeded its fair value. We recorded an $11.4 million non-cash charge to write-down the FCC license to fair value.

We also determined that we had indicators of impairment in the fourth quarter of 2008 for the long-lived assets of our Baltimore television station and recorded an $18 million charge to write-down the carrying value of the network affiliation agreement to fair value.

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

Activity related to goodwill by business segment was as follows:

			Licensing
	Newspapers	Television	and Other	Total
		(In thousands)

Balance as of December 31, 2007	$785,621	$215,414	$18	$1,001,053
Impairment of goodwill	(778,900)	—	—	(778,900)
Other adjustments	(6,721)	—	—	(6,721)

Balance as of December 31, 2008	—	215,414	18	215,432
Impairment of goodwill	—	(215,414)	—	(215,414)
Other adjustments	—	—	(18)	(18)

Balance as of December 31, 2009	$—	$—	$—	$—

			Licensing
	Newspapers	Television	and Other	Total
		(In thousands)

Balance as of December 31, 2008
Goodwill	$778,900	$215,414	$—	$994,314
Accumulated impairment losses	(778,900)	—	—	(778,900)

Balance as of December 31, 2008	$—	$215,414	$—	$215,414

Balance as of December 31, 2009
Goodwill	$778,900	$215,414	$—	$994,314
Accumulated impairment losses	(778,900)	(215,414)	—	(994,314)

Balance as of December 31, 2009	$—	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is $1.3 million in 2010, $1.2 million in 2011, $0.9 million in 2012, $0.8 million in 2013, $0.7 million in 2014 and $5.5 million in later years.

11.  Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Variable-rate credit facilities	$34,900	$60,000
Other notes	1,016	1,166

Total long-term debt	$35,916	$61,166

Fair value of long-term debt*	$35,916	$61,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (2009 Agreement), which expires June 30, 2013. This Agreement amended and restated the Company’s existing $200 million Revolver and reduced the maximum amount of availability under the facility to $150 million. Borrowings under the 2009 Agreement are limited to a borrowing base, as follows:

a) 100% of cash maintained in a blocked account (up to $20 million),

b) 85% of eligible accounts receivable,

c) 40% of eligible newsprint inventory, and

d) 50% of the fair market value of eligible real property (limited to $60 million).

At December 31, 2009, we had additional borrowing capacity of $105 million under our Revolver.

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

Borrowings under the 2009 Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the Revolver was 3.0% and 1.7% at December 31, 2009, and 2008, respectively.

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

As of December 31, 2009 and 2008, we had outstanding letters of credit totaling $9.7 million and $8.3 million, respectively.

Capitalized interest was $0.5 million in 2009 and $1.9 million in 2008.

In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting principles and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2009 and 2008 was $0.8 million liability. For the year ended December 31, 2009, no gain or loss on this derivative was recorded in other income (expense) while $0.8 million loss was recorded for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Liabilities

Other liabilities consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Employee compensation and benefits	$17,805	$22,412
Liability for pension benefits	124,412	183,631
Liabilities for uncertain tax positions	25,490	19,840
Other	14,214	19,376

Other liabilities (less current portion)	$181,921	$245,259

13.	Fair Value Measurement

Fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy which prioritizes the inputs used in measuring fair value, falls into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)

Assets:
Short-term investments	$12,180	$12,180	$—	$—
Liabilities:
Interest rate swap	$844	$—	$844	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Short-term investments	$21,130	$21,130	$—	$—
Liabilities:
Interest rate swap	$840	$—	$840	$—

14.	Noncontrolling Interests

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$(192,013)	$(551,341)	$71,486
Income (loss) from discontinued operations, net of tax	(17,592)	74,751	(73,107)

Net loss	$(209,605)	$(476,590)	$(1,621)

15.	Supplemental Cash Flow Information

The following table presents additional information about the change in certain working capital accounts:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Other changes in certain working capital accounts, net
Accounts receivable	$37,218	$28,095	$5,346
Inventories	5,286	(3,506)	411
Income taxes receivable	(54,849)	—	—
Accounts payable	(27,152)	1,532	2,615
Accrued employee compensation and benefits	(6,894)	(8,838)	(167)
Accrued interest	—	(5,715)	(5,093)
Other accrued liabilities	7,113	(26,125)	(8,700)
Other, net	10,867	7,757	(8,876)

Total	$(28,411)	$(6,800)	$(14,464)

Information regarding supplemental cash flow disclosures is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$2,802	$18,319	$39,697

Income taxes paid continuing operations	$2,620	$102,393	$164,393
Income taxes paid (refunds received) discontinued operations	—	(1,978)	15,952

Total income taxes paid	$2,620	$100,415	$180,345

16.	Employee Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We historically matched a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Service cost	$5,597	$20,518	$18,633
Interest cost	26,631	30,777	26,792
Expected return on plan assets, net of expenses	(20,432)	(36,748)	(35,355)
Amortization of prior service cost	378	882	585
Amortization of actuarial (gain)/loss	8,692	1,765	470
Curtailment/Settlement losses	6,591	131	—
Special termination benefits	—	—	44

Total for defined benefit plans	27,457	17,325	11,169
Multi-employer plans	1,226	675	1,263
SERP	1,626	8,955	6,815
Defined contribution plans	1,317	7,386	8,370

Net periodic benefit cost	31,626	34,341	27,617
Allocated to discontinued operations	(3,039)	(7,889)	(8,970)
SNI employee participation, post-spin	—	(5,936)	—

Net periodic benefit cost — continuing operations	$28,587	$20,516	$18,647

Pursuant to the Employees Matters Agreement, employees of SNI continued to participate in our pension plans for the period July 1, 2008 (spin-off) until December 31, 2008. Pension expense for SNI for the first half of 2008 and all of 2007 is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Current year actuarial gain/(loss)	$38,432	(151,414)	(9,240)
Curtailment effects	—	1,011	289
Amortization of actuarial (gain)/loss	20,305	(1,765)	470
Current year prior service (credit)/cost	—	2,023	(510)
Amortization of prior service (credit)/cost	4,597	(882)	585
Acquisitions	(1,054)	—	—

Total	$62,280	$(151,027)	(8,406)

In addition to the amounts summarized above, amortization on actuarial losses of $0.5 million and $2.8 million were recorded through other comprehensive income in 2009 and 2008 and $1.2 and $0.3 million of estimated prior service credits were recorded through other comprehensive income in 2009 and 2008, respectively, related to our SERP plan. A current year actuarial gain of $3.2 and $7.8 million was recognized in 2009 and 2008, respectively, related to our SERP plan.

Assumptions used in determining the annual retirement plans expense were as follows:

	2009	2008	2007

Used to determine annual expense:
Discount rate	*6.25 and 7.00%	6.25%	6.00%
Long-term rate of return on plan assets	7.50%	7.50%	8.25%
Increase in compensation levels	3.34%	4.80%	5.00%

(*)	The discount rate was 6.25% for the period January 1 to May 15. When we remeasured our plan liabilities due to the freeze, the discount rate was increased to 7.0%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status — Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

	For the Years Ended December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
	(In thousands)

Accumulated benefit obligation	$424,026	$412,414	$17,957	$21,825

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$453,643	$472,686	$24,369	$50,972
Service cost	5,597	20,518	202	3,016
Interest cost	26,631	30,777	1,278	3,420
Benefits paid	(23,813)	(20,605)	(2,206)	(2,380)
Actuarial losses (gains)	(14,939)	(2,012)	(2,441)	(7,762)
Plan amendments	—	2,023	—	—
Acquisitions/Divestitures	2,010	(48,744)	—	(22,897)
Curtailments/Settlements	(13,393)	(1,000)	(3,245)	—

Projected benefit obligation at end of year	435,736	453,643	17,957	24,369

Plan assets:
Fair value at beginning of year	292,137	453,498	—	—
Actual return on plan assets	42,258	(116,679)	—	—
Company contributions	20,294	263	6,367	2,380
Benefits paid	(23,813)	(20,605)	(2,206)	(2,380)
Settlements	(4,152)	—	(4,161)	—
Acquisitions/Divestitures	157	(24,340)	—	—

Fair value at end of year	326,881	292,137	—	—

Funded status	$(108,855)	$(161,506)	$(17,957)	$(24,369)

Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(2,400)	$(2,259)
Noncurrent liabilities	(108,855)	(161,506)	(15,557)	(22,110)

Total	$(108,855)	$(161,506)	$(17,957)	$(24,369)

Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$138,501	$196,183	$7,972	$11,657
Unrecognized prior service cost (credit)	78	4,675	—	(1,243)

Total	$138,579	$200,858	$7,972	$10,414

For our defined benefit pension plans, we expect to recognize amortization from accumulated other comprehensive loss into net periodic benefit costs of $4.2 million for the net actuarial loss during 2010. The estimated actuarial loss for our non-qualified SERP plan that will be amortized from accumulated other comprehensive income into net period benefit costs during 2010 is $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
	(In thousands)

Accumulated benefit obligation	$424,026	$393,968	$17,957	$21,825
Projected benefit obligation	435,736	435,072	17,957	24,369
Fair value of plan assets	326,881	273,550	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
	(In thousands)

Projected benefit obligation	$435,736	$435,072	$17,957	$24,369
Fair value of plan assets	326,881	273,550	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2009	2008	2007

Weighted average discount rate	5.97%	6.25%	6.25%
Increase in compensation levels	0% for 2010 and 3.3% thereafter	3.40%	4.80%

We expect to contribute $2.1 million to the plans in 2010 for SERP benefits. The minimum funding requirements for our qualified defined benefit pension plans require us to make contributions of $4.2 million in 2010 and we may make voluntary contributions estimated at $20 million, or possibly more.

Estimated future benefit payments expected to be paid for the next ten years are $20.7 million in 2010, $21 million in 2011, $21.7 million in 2012, $22.7 million in 2013, $24 million in 2014 and a total of $139 million for the five years ending 2019.

Plan Assets and Investment Strategy

Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits for certain of our defined benefit plans covering the majority of employees. Asset allocation target ranges for equity, fixed income and other investments are evaluated annually with the assistance of an independent investment consulting firm. Actual asset allocations are monitored monthly and adjusted as necessary. Risk is controlled through diversification among multiple asset classes, managers and styles. Risk is further monitored both at the manager and asset class level by evaluating performance against appropriate benchmarks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to our pension plan asset allocations by asset category were as follows:

		Percentage of Plan
	Target	Assets as of
	Allocation	December 31,
	2010	2009	2008

US equity securities	22%	31%	50%
Non-US equity securities	18	18	12
Fixed-income securities	55	46	38
Other	5	5	—

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small capitalization companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations. Other investments include hedge funds and real estate.

The company initiated the process of transitioning the defined benefit plan assets from a more traditional 65/35% equity/fixed income allocation to a “liability-driven investing” (LDI) approach. The rationale for this change is to better align the returns and duration of plan assets with the duration and behavior of plan liabilities. This approach will ultimately reduce volatility in the funded status of the plan. Volatility in the funded status is caused by differences in the discount rate used to value plan liabilities and returns on plan assets. We intend to institute this change gradually based upon the funding level of plan assets relative to ERISA’s Funding Target (“Funding Target Attainment Percentage”). At the end of the process, approximately 75% of plan assets will be invested in long duration fixed income products and 25% in return-seeking assets.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Equity securities
Common/collective trust funds	$150,154	$—	$150,154	$—
Other	11,402	11,402	—	—
Fixed income
Common/collective trust funds	146,167	—	146,167	—
Other	7,511	7,511	—	—
Hedge fund	2,024	—	—	2,024
Real estate	8,315	—	—	8,315
Cash equivalents	1,308	1,308	—	—

Fair value of plan assets	$326,881	$20,221	$296,321	$10,339

Equity securities-common/collective trust funds and fixed income-common/collective trust funds are comprised of shares or units in commingled funds that are not publically traded. The underlying assets in these funds (equity securities and fixed income securities) are publically traded on exchanges and price quotes for the assets held by these funds are readily available.

Real estate pertains to an investment in a real estate fund which invests in limited partnerships, limited liability corporations, real estate investment trusts, other funds and insurance company group annuity contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuations for these holdings are based on property appraisals using cash flow analysis and market transactions.

The hedge fund is a fund of funds which are comprised of multiple, non-directional hedge funds. The investments in other funds are valued at fair value, generally at an amount equal to the net asset value of the Fund’s investment in the other fund as determined by the underlying fund’s general partner or manager.

The following table presents a reconciliation of Level 3 assets held during 2009:

	Hedge	Real
	Fund	Estate	Total
	(In thousands)

Beginning balance — January 1, 2009	$6,109	$15,302	$21,411
Realized gains/(losses)	(1,115)	434	(681)
Unrealized gains/(losses)	67	(4,543)	(4,476)
Sales	(3,037)	(2,878)	(5,915)

Ending balance — December 31, 2009	$2,024	$8,315	$10,339

17.	Segment Information

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

Prior to ceasing publication, our Albuquerque newspaper operated pursuant to the terms of a joint operating agreement. The newspaper maintained an independent editorial operation and received a share of the operating profits of the combined newspaper operations. We continue to maintain our ownership interest in the Albuquerque partnership; however, we do not include the equity earnings of the partnership in segment profit after publication of the newspaper ceased in 2008.

Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s television households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

Licensing and other media primarily include licensing of worldwide copyrights relating to “Peanuts”, “Dilbert” and other properties for use on numerous products, including plush toys, greeting cards and apparel, for promotional purposes and for exhibit on television and other media syndication of news features and comics and other features for the newspaper industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding our business segments is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Segment operating revenues:
Newspapers	$455,166	$568,667	$658,327
JOA and newspaper partnerships	—	4	99
Television	255,220	326,860	325,841
Licensing and other	91,974	102,538	93,633
Corporate and shared services	—	3,594	1,520

Total operating revenues	$802,360	$1,001,663	$1,079,420

Segment profit (loss):
Newspapers	$49,249	$71,475	$135,870
JOA and newspaper partnerships	(211)	(707)	3,419
Television	20,168	80,589	83,860
Licensing and other	11,225	10,437	8,982
Corporate and shared services	(27,313)	(42,207)	(59,479)
Depreciation and amortization of intangibles	(45,172)	(46,901)	(44,631)
Impairment of goodwill, indefinite and long-lived assets	(216,413)	(809,936)	—
Equity earnings in newspaper partnership	1,958	4,143	—
Gains (losses), net on disposal of property, plant and equipment	444	5,809	27
Interest expense	(2,554)	(10,740)	(35,730)
Separation and restructuring costs	(9,935)	(33,506)	(257)
Write-down of investment in newspaper partnership	—	(20,876)	—
Losses on repurchases of debt	—	(26,380)	—
Miscellaneous, net	(673)	6,731	15,757

Income (loss) from continuing operations before income taxes	$(219,227)	$(812,069)	$107,818

Depreciation:
Newspapers	$23,365	$21,905	$22,273
JOA and newspaper partnerships	—	1,219	1,246
Television	17,837	19,057	16,939
Licensing and other	1,404	787	475
Corporate and shared services	736	713	608

Total depreciation	$43,342	$43,681	$41,541

Amortization of intangibles:
Newspapers	$1,495	$2,088	$1,961
Television	335	1,132	1,129

Total amortization of intangibles	$1,830	$3,220	$3,090

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Additions to property, plant and equipment:
Newspapers	$34,254	$59,075	$27,609
JOA and newspaper partnerships	26	75	372
Television	6,844	27,841	19,147
Licensing and other	547	2,016	5,284
Corporate and shared services	485	1,506	5,083

Total additions to property, plant and equipment	$42,156	$90,513	$57,495

Business acquisitions and other additions to long-lived assets:
Newspapers	$—	$—	$1,995
JOA and newspaper partnerships	—	—	228
Corporate and shared services	—	—	1,122

Total	$—	$—	$3,345

Assets:
Newspapers	$350,865	$349,813	$1,110,646
JOA and newspaper partnerships	4,447	14,483	38,913
Television	210,949	442,796	483,902
Licensing and other	37,283	36,015	33,120
Investments	10,330	8,570	44,227
Corporate and shared services	172,474	205,027	162,819

Total assets of continuing operations	786,348	1,056,704	1,873,627
Discontinued operations	—	32,272	2,131,665

Total assets	$786,348	$1,088,976	$4,005,292

No single customer provides more than 10% of our revenue. We earn international revenues from the licensing of comic characters.

Other additions to long-lived assets include investments and capitalized intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Comprehensive Loss

Comprehensive loss consists of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net loss	$(209,605)	$(476,590)	$(1,621)
Unrealized gains (losses) on investments, net of tax of $79 and $3,519	—	(682)	(6,218)
Adjustment for losses (gains) in income on investments, net of tax of $1,968 and $19	—	(3,655)	(35)
Changes in defined pension plans, net of tax of $23,942, $58,808 and $2,662	39,633	(90,739)	(7,188)
Equity in investee’s adjustment for pension, net of tax of $743 and $2,641	1,324	—	4,378
Currency translation adjustment, net of tax of $0, $307 and $1,185	(48)	195	8,399
Other, net of tax of $142	(249)	—	—

Total comprehensive loss	$(168,945)	$(571,471)	$(2,285)

There were no material items of other comprehensive loss for the noncontrolling interest.

19.	Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2009, were: 2010, $5.5 million; 2011, $4.7 million; 2012, $4.4 million; 2013, $4.0 million; 2014, $3.5 million; and later years, $6.9 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $12.8 million in 2009, $14.3 million in 2008 and $14.2 million in 2007.

In the ordinary course of business, we enter into long-term contracts to obtain employment agreements or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2009, were: 2010, $35 million; 2011, $17.2 million; 2012, $8.5 million; 2013, $4.6 million; 2014, $2.4 million; and later years, $16.4 million. We expect these contracts will be replaced with similar contracts upon their expiration.

20.	Capital Stock and Share Based Compensation Plans

Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matter as required by Ohio law.

Incentive Plans — Scripps’ Long-Term Incentive Plan (the “Plan”) provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors. The Plan expires in 2014, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2009, 0.9 million shares were available for future stock compensation grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three-year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire ten years after grant, while options granted in 2005 and later generally have eight-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a ten-year term.

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions used in the model are as follows:

	For the Years Ended December 31,
	2009	2008	2007

Weighted-average fair value of stock options granted	N/A	$27.54	$37.74
Assumptions used to determine fair value:
Dividend yield	N/A	1.3%	1.0%
Risk-free rate of return	N/A	3.1%	4.7%
Expected life of options (years)	N/A	6.00	5.35
Expected volatility	N/A	19.3%	20.6%

Dividend yield considers our historical dividend yield paid and expected dividend yield over the life of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected life is an output of the valuation model, and primarily considers historical exercise patterns. Unexercised options for grants included in the historical period are assumed to be exercised at the midpoint of the current date and the full contractual term. Expected volatility is based on a combination of historical stock price volatility for a longer period and the implied volatility of exchange-traded options on our Class A Common shares.

Effective as of the spin-off, each Company share option, restricted share and restricted share unit held by individuals who became employees of SNI was converted to a comparable award covering SNI Class A common shares. The number of shares covered by each award and the exercise price of each stock option were adjusted to maintain the award’s economic value. All other terms of the awards, including the terms and conditions relating to vesting, the post-termination exercise period, and the applicable exercise and tax withholding methods, remained the same. All Company stock options and restricted shares held by individuals who remained employed by the Company were adjusted as follows: (i) vested stock options were split 80% — 20% between SNI stock options and Company stock options, (ii) unvested stock options remained unvested Company stock options, and (iii) restricted shares were split between Company restricted shares and SNI restricted shares based on the 1-to-1 distribution ratio. In each case, the number of shares covered by each award and the exercise price of each stock option were adjusted to maintain the award’s economic value. All other terms of the awards, including the terms and conditions relating to vesting, the post-termination exercise period, and the applicable exercise and tax withholding methods, remained the same.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock option transactions:

		Weighted-	Range of
	Number	Average	Exercise
	of Shares	Exercise Price	Prices

Outstanding at December 31, 2006	4,149,354	$120.51	$51 - 162
Granted in 2007	535,702	144.81	123 - 147
Exercised in 2007	(182,696)	87.96	39 - 147
Forfeited in 2007	(93,175)	134.91	39 - 156

Outstanding at December 31, 2007	4,409,185	124.50	60 - 162

Options exercisable at December 31, 2007	3,356,829	$118.32	$60 - 162

Outstanding at December 31, 2007	4,409,185	$124.50	$60 - 162
Granted in 2008	970,100	23.85	7 - 139
Exercised in 2008	(485,978)	34.81	6 - 146
Forfeited in 2008	(197,399)	45.84	9 - 154
Impact of spin-off of SNI	7,952,370	—	—

Outstanding at December 31, 2008	12,648,278	9.20	$5 - 11

Options exercisable at December 31, 2008	5,797,660	$8.79	$5 - 11

Outstanding at December 31, 2008	12,648,278	$9.20	$5 - 11
Exercised in 2009	(554,028)	5.63	6 - 8
Forfeited in 2009	(377,269)	8.43	5 - 11

Outstanding at December 31, 2009	11,716,981	9.39	$5 - 11

Options exercisable at December 31, 2009	9,126,716	$9.36	$5 - 11

The following table presents additional information about exercises of stock options:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash received upon exercise	$3,114	$15,097	$15,903
Intrinsic value (market value on date of exercise less exercise price)	872	9,851	10,295
Tax benefits realized	327	3,694	3,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding			Options Exercisable
		Average		Weighted	Aggregate		Weighted	Aggregate
	Range of	Remaining	Options	Average	Intrinsic	Options	Average	Intrinsic
	Exercise	Term	on Shares	Exercise	Value	on Shares	Exercise	Value
Year of Grant	Prices	(In years)	Outstanding	Price	(In millions)	Exercisable	Price	(In millions)
	(Dollars in millions, except per share amounts)

2000 - expire in 2010	5 - 6	0.30	80,267	5.37	0.1	80,267	5.37	0.1
2001 - expire in 2011	6 - 7	1.11	497,704	6.87	—	497,704	6.87	—
2002 - expire in 2012	8	2.17	807,209	8.03	—	807,209	8.03	—
2003 - expire in 2013	8 - 10	3.19	799,796	8.55	—	799,796	8.55	—
2004 - expire in 2014	10 - 11	4.21	943,353	10.49	—	943,353	10.49	—
2005 - expire in 2013	10 - 11	3.16	840,305	9.99	—	840,305	9.99	—
2006 - expire in 2014	10 - 11	4.19	1,841,576	10.31	—	1,841,576	10.31	—
2007 - expire in 2015	9 - 10	5.15	2,145,118	10.37	—	1,361,802	10.36	—
2008 - expire in 2016	7 - 10	6.21	3,761,653	8.86	0.1	1,954,704	8.65	0.1

Total	$5 - 11	4.58	11,716,981	$9.39	$0.20	9,126,716	$9.36	$0.20

Restricted Stock — Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three-year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may be accelerated if certain performance targets are met. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors.

At the election of the employee, restricted stock awards may be converted to restricted stock units (“RSU”) prior to vesting. RSUs are convertible into equal number of Class A Common shares at a specified time or times or upon the occurrence of a specified event, such as upon retirement, at the election of the employee.

For certain senior executives long-term incentive compensation includes performance share awards. Performance share awards represent the right to receive a grant of restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information and activity for our restricted stock and RSU’s is presented below:

		Grant Date Fair Value
	Number	Weighted	Range of
	of Shares	Average	Prices

Unvested shares at December 31, 2006	76,595	$138.93	$117 - 159
Shares issued for performance share awards	43,139	143.25	135-147
Shares awarded in 2007	7,017	130.02	123-135
Shares vested in 2007	(51,120)	137.28	117 - 159
Shares forfeited in 2007	(267)	142.11	132-144

Unvested shares at December 31, 2007	75,364	$141.72	$123-153
Shares issued for performance share awards	39,500	146.46	146
Shares awarded in 2008	266,426	36.96	7-141
Shares vested in 2008	(46,701)	143.06	134-154
Shares forfeited in 2008	(2,264)	145.98	133-147
Impact of spin-off of SNI	(84,547)	136.66	—

Unvested shares and units at December 31, 2008	247,778	$31.31	$7-147
Shares and units awarded in 2009	9,493,347	0.90	1-7
Shares and units vested in 2009	(299,210)	13.63	1-147
Shares and units forfeited in 2009	(125,751)	0.91	1-133

Unvested shares and units at December 31, 2009	9,316,164	$1.28	$1-146

We issued 9.4 million restricted share units (RSUs) with an aggregate fair value of $8.1 million in 2009. We recognize the fair value of the awards as the employee’s rights to the awards vest. In the first quarter of 2010, approximately 2.7 million of the RSUs will vest and the holders will receive approximately 1.8 million shares, net of tax withholdings. Employees are not restricted from selling shares received upon the vesting of their RSUs.

The following table presents additional information about restricted stock and restricted stock unit vesting:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Fair value of shares and units vested	$739	$5,948	$7,133
Tax benefits realized on shares and units vested	277	2,231	1,473

Stock Compensation Costs — Because of the distribution of SNI to our shareholders, employees holding share-based equity awards received modified awards in either Scripps, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an Scripps or SNI employee. The adjustments to the outstanding share-based equity awards are modifications and accordingly we compared the fair value of the awards immediately prior to the modifications to the fair value of the awards immediately after the modifications to measure the incremental share-based compensation. In 2008, we recorded a one-time compensation charge of $19.6 million for the vested options, which is included in Separation Costs in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Share-based compensation:
Stock options	$3,886	$12,059	$19,190
Restricted stock and RSUs	5,062	6,748	6,771

Total stock compensation	8,948	18,807	25,961
Included in discontinued operations	(31)	(3,026)	(5,614)

Included in continuing operations	$8,917	$15,781	$20,347

Share-based compensation, net of tax	$5,573	$9,863	$12,717

As of December 31, 2009, $2.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 years and $6.6 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

	1st	2nd	3rd		4th
2009	Quarter	Quarter	Quarter		Quarter	Total
	(In thousands, except per share data)

Operating revenues	$205,349	$193,177		$186,401	$217,433	$802,360
Costs and expenses	(210,940)	(178,670)		(178,579)	(190,775)	(758,964)
Depreciation and amortization of intangibles	(11,745)	(10,763)		(10,907)	(11,757)	(45,172)
Impairment of goodwill and indefinite-lived assets	(216,413)	—		—	—	(216,413)
Gains (losses), net on disposal of property, plant and equipment	(53)	(304)		130	671	444
Interest expense	(92)	(317)		(1,149)	(996)	(2,554)
Equity in earnings of JOAs and other joint ventures	(419)	631		586	947	1,745
Miscellaneous, net	(1,069)	(189)		270	315	(673)
Benefit (provision) for income taxes	29,399	(220)		(293)	(1,714)	27,172

Income (loss) from continuing operations	(205,983)	3,345		(3,541)	14,124	(192,055)
Income (loss) from discontinued operations, net of tax	(14,864)	(1,092)		280	(1,916)	(17,592)

Net income (loss)	(220,847)	2,253		(3,261)	12,208	(209,647)
Net income (loss) attributable to noncontrolling interests	(147)	—		—	105	(42)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(220,700)	$2,253		$(3,261)	$12,103	$(209,605)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.84)	$.06	$	( .07)	$.22	$(3.56)
Income (loss) from discontinued operations	(.28)	(.02)		.01	(.03)	(.33)

Net income (loss) per basic share of common stock	$(4.12)	$.04	$	( .06)	$.19	$(3.89)

Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.84)	$.06	$	( .07)	$.22	$(3.56)
Income (loss) from discontinued operations	(.28)	(.02)		.01	(.03)	(.33)

Net income (loss) per diluted share of common stock:	$(4.12)	$.04	$	( .06)	$.19	$(3.89)

Weighted average shares outstanding:
Basic	53,573	53,636		53,986	54,383	53,902
Diluted	53,573	53,636		53,986	54,383	53,902

Cash dividends per share of common stock	$.00	$.00		$.00	$.00	$.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st	2nd	3rd		4th
2008	Quarter	Quarter	Quarter		Quarter		Total

Operating revenues	$255,656	$250,867		$230,245		$264,895	$1,001,663
Costs and expenses	(229,751)	(234,716)		(225,991)		(225,246)	(915,704)
Depreciation and amortization of intangibles	(11,068)	(11,502)		(11,947)		(12,384)	(46,901)
Impairment of goodwill, indefinite and long-lived assets	—	(778,900)		—		(31,036)	(809,936)
Gains (losses), net on disposal of property, plant and equipment	(103)	2,364		(17)		3,565	5,809
Interest expense	(6,269)	(4,393)		—		(78)	(10,740)
Equity in earnings of JOAs and other joint ventures	1,608	1,142		649		866	4,265
Write-down of investment in newspaper partnership	—	(10,000)		—		(10,876)	(20,876)
Losses on repurchases of debt	—	(26,380)		—		—	(26,380)
Miscellaneous, net	1,067	6,692		(508)		(520)	6,731
Benefit (provision) for income taxes	(3,420)	252,363		4,514		7,261	260,718

Income (loss) from continuing operations	7,720	(552,463)		(3,055)		(3,553)	(551,351)
Income (loss) from discontinued operations, net of tax	98,641	45,663		(13,677)		(9,176)	121,451

Net income (loss)	106,361	(506,800)		(16,732)		(12,729)	(429,900)
Net income (loss) attributable to noncontrolling interests	22,293	24,441		67		(111)	46,690

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$84,068	$(531,241)		$(16,799)		$(12,618)	$(476,590)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.14	( $10.17)	$	( .06)	$	( .06)	( $10.19)
Income (loss) from discontinued operations	1.41	.39		(.25)		(.17)	1.38

Net income (loss) per basic share of common stock:	$1.55	( $9.78)	$	( .31)	$	( .24)	( $8.81)

Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.14	( $10.17)	$	( .06)	$	( .06)	( $10.19)
Income (loss) from discontinued operations	1.40	.39		(.25)		(.17)	1.38

Net income (loss) per diluted share of common stock:	$1.54	( $9.78)	$	( .31)	$	( .24)	( $8.81)

Weighted average shares outstanding:
Basic	54,218	54,305		54,182		53,625	54,100
Diluted	54,553	54,305		54,182		53,625	54,100

Cash dividends per share of common stock	$.42	$.42		$.15		$.00	$.99

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company

Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Schedule II

Valuation and Qualifying Accounts
for the Years Ended December 31, 2009, 2008 and 2007

Column A	Column B	Column C	Column D	Column E	Column F
				Increase
		Additions	Deductions	(Decrease)
	Balance	Charged to	Amounts	Recorded	Balance
	Beginning	Revenues,	Charged	Acquisitions	End of
Classification	of Period	Costs, Expenses	Off-Net	(Divestitures)	Period
	(In thousands)

Allowance for Doubtful Accounts Receivable Year Ended December 31:
2009	$7,763	$3,889	$7,308		$4,344

2008	4,469	7,652	4,358		7,763

2007	5,033	4,296	4,860		4,469

S-2

The E. W. Scripps Company

Exhibit
Number	Exhibit Description	Form	File Number	Exhibit		Report Date

2.01	Separation and Distribution Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of June 12, 2008	8-K	000-16914	2.01		6/12/2008
3.01	Amended Articles of Incorporation	8-K	000-16914	3(i	)	2/17/2009
3.02	Amended and Restated Code of Regulations	8-K	000-16914	3.02		5/10/2007
4.01	Class A Common Share Certificate	10-K	000-16914	4		12/31/1990
10.01	Transition Services Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.01		6/30/2008
10.02	Employee Matters Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.02		6/30/2008
10.03	Tax Allocation Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.03		6/30/2008
10.04	Amended and Restated Revolving Credit Agreement Dated August 5, 2009	10-Q	000-16914	10.04		6/30/2009
10.08	Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01		5/8/2008
10.09	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03A		2/9/2005
10.10	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B		2/9/2005
10.11	Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03C		2/9/2005
10.12	Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02C		2/28/2006
10.12	Performance-Based Restricted Share Agreement between The E.W. Scripps Company and Mark G. Contreras	8-K	000-16914	10.03D		2/9/2006
10.13	Executive Bonus Plan, as amended April 14, 2005	8-K	000-16914	10.04		2/9/2006
10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	S-1	33-21714	10.44		3/14/1986
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	S-1	33-21714	10.45		3/14/1986
10.57	Scripps Family Agreement dated October 15, 1992	8-K	000-16914	1		10/15/1992
10.57A	Amendments to the Scripps Family Agreement	8-K	000-16914	10.57A		5/8/2008
10.59	Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61		5/8/2008
10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74		5/8/2008
10.65	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.65		8/6/2008

E-1

Exhibit
Number		Exhibit Description	Form	File Number	Exhibit	Report Date

10.67		Employment Agreement between the Company and Mark G. Contreras	10-Q	000-16914	10.67	6/30/2006
10.75		Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65	9/30/2004
10.76		Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76	5/8/2008
10.77		Short-Term Incentive Plan	8-K	000-16914	99.01	2/17/2009
10.78		Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02	2/17/2009
10.79		Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79	3/5/2009
14		Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31(a	)	Section 302 Certifications
31(b	)	Section 302 Certifications
32(a	)	Section 906 Certifications
32(b	)	Section 906 Certifications

E-2