Form 10-Q
period 2010-03-31
SCRIPPS E W CO /DE
filed 2010-05-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2010 there were 44,993,072 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2010

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
We are involved in legal proceedings arising in the ordinary course of business, such as defamation actions, employment actions and various governmental and administrative proceedings, none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter for which this report is filed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the quarter for which this report is filed.

3

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: May 10, 2010	BY:	/s/ Douglas F. Lyons

Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
( in thousands )	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$5,968	$14,405
Short-term investments	22,872	12,180
Accounts and notes receivable (less allowances — $4,201 and $4,344)	109,093	130,010
Inventory	7,087	6,989
Deferred income taxes	16,614	16,614
Income taxes receivable	70,655	62,559
Miscellaneous	18,172	15,418

Total current assets	250,461	258,175

Investments	10,668	10,660
Property, plant and equipment	414,168	423,570
Intangible assets	24,136	23,635
Deferred income taxes	58,770	57,132
Miscellaneous	14,216	13,176

TOTAL ASSETS	$772,419	$786,348

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
( in thousands, except share data )	2010	2009

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,042	$27,049
Customer deposits and unearned revenue	37,241	33,191
Accrued liabilities:
Employee compensation and benefits	33,578	30,515
Accrued talent payable	10,447	13,524
Miscellaneous	20,204	22,616
Other current liabilities	7,934	8,365

Total current liabilities	136,446	135,260

Long-term debt	11,376	35,916

Other liabilities (less current portion)	183,353	181,921

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 44,821,207 and 42,742,190 shares	448	427
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	567	546
Additional paid-in capital	539,903	531,754
Accumulated deficit	(11,826)	(10,946)
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(91,346)	(92,049)
Foreign currency translation adjustment	590	590

Total The E.W. Scripps Company shareholders’ equity	437,888	429,895
Noncontrolling interest	3,356	3,356

Total equity	441,244	433,251

TOTAL LIABILITIES AND EQUITY	$772,419	$786,348

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
( in thousands, except per share data )	2010	2009

Operating Revenues:
Advertising	$138,316	$143,393
Circulation	32,144	30,637
Licensing	14,602	17,203
Other	13,953	14,116

Total operating revenues	199,015	205,349

Costs and Expenses:
Employee compensation and benefits	89,296	108,734
Programs and program licenses	14,424	12,907
Newsprint and press supplies	11,978	18,778
Other costs and expenses	66,386	69,028
Separation and restructuring costs	3,343	1,493

Total costs and expenses	185,427	210,940

Depreciation, Amortization, and (Gains) Losses:
Depreciation	11,446	11,025
Amortization of intangible assets	338	720
Impairment of goodwill and indefinite-lived assets	—	216,413
(Gains) losses, net on disposal of property, plant and equipment	732	53

Net depreciation, amortization and losses	12,516	228,211

Operating income (loss)	1,072	(233,802)
Interest expense	(848)	(92)
Miscellaneous, net	(490)	(1,488)

Loss from continuing operations before income taxes	(266)	(235,382)
Provision (benefit) for income taxes	614	(29,399)

Loss from continuing operations, net of tax	(880)	(205,983)
Loss from discontinued operations, net of tax	—	(14,864)

Net loss	(880)	(220,847)
Net loss attributable to noncontrolling interests	—	(147)

Net loss attributable to the shareholders of The E.W. Scripps Company	$(880)	$(220,700)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.02)	$(3.84)
Loss from discontinued operations	.00	(.28)

Net loss per basic share of common stock	$(.02)	$(4.12)

Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.02)	$(3.84)
Loss from discontinued operations	.00	(.28)

Net loss per diluted share of common stock	$(.02)	$(4.12)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
( in thousands )	2010	2009

Cash Flows from Operating Activities:
Net loss	$(880)	$(220,847)
Loss from discontinued operations, net of noncontrolling interest	—	14,864

Loss from continuing operations	(880)	(205,983)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	11,784	11,745
Impairment of goodwill and indefinite-lived assets	—	216,413
Losses on sale of property, plant and equipment	732	53
Equity in earnings of equity investments	(312)	419
Deferred income taxes	2,614	(23,865)
Excess tax benefits of share-based compensation plans	(7,016)	—
Stock and deferred compensation plans	2,979	1,165
Dividends received from equity investments	675	650
Pension expense, net of payments	1,278	11,036
Other changes in certain working capital accounts, net	19,782	22,825
Miscellaneous, net	(47)	640

Net cash provided by continuing operating activities	31,589	35,098
Net cash used in discontinued operating activities	—	(5,369)

Net operating activities	31,589	29,729

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	14	12
Additions to property, plant and equipment	(4,861)	(14,266)
Increase in short-term investments	(10,692)	(13,759)
Purchase of intangible assets	(850)	—

Net cash used in continuing investing activities	(16,389)	(28,013)

Cash Flows from Financing Activities:
Net borrowings (payments) on variable rate credit facility	(24,500)	12,000
Proceeds from exercise of stock options	2,117	—
Tax payments related to shares withheld for vested stock and RSUs	(9,023)	—
Excess tax benefits from share-based compensation plans	7,016	—
Miscellaneous, net	753	(9,134)

Net cash provided by (used in) continuing financing activities	(23,637)	2,866

Increase (decrease) in cash and cash equivalents	(8,437)	4,582

Cash and cash equivalents:
Beginning of period	14,405	5,376

End of period	$5,968	$9,958

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
( in thousands, except share data )	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net loss			(220,700)		(147)	(220,847)
Changes in defined pension plans				18,082		18,082
Currency translation adjustment				(154)		(154)
Compensation plans: 56,297 net shares issued		3,085				3,085

As of March 31, 2009	$538	$526,944	$(19,873)	$(115,727)	$3,251	$395,133

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net loss			(880)			(880)
Changes in defined pension plans				703		703
Excess tax benefits of compensation plans		12,453				12,453
Compensation plans: 2,079,017 net shares issued*	21	(4,304)				(4,283)

As of March 31, 2010	$567	$539,903	$(11,826)	$(90,756)	$3,356	$441,244

*	Net of $9,023 of tax payments related to shares withheld for vested stock and RSUs.
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
Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2009 Annual Report on Form 10-K. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.
Nature of Operations — We are a diverse media concern with interests in newspaper publishing, broadcast television, and licensing and syndication. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, Television, and Licensing and other. Additional information for our business segments is presented in Note 12.
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
Concentration of Credit Risk — In order to reduce our price of newsprint and to manage delivery and supply of newsprint, we purchase and arrange delivery of newsprint for other newspaper companies. Newsprint vendors retain the credit risk for newsprint shipped to other newspaper companies.
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

The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2009.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and restricted share units, and performance units to key employees and non-employee directors.
Share based compensation costs for continuing operations totaled $2.6 million and $3.0 million for the first quarter of 2010 and 2009, respectively.
Earnings Per Share (“EPS”) - Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS allocated to common stock. We do not allocate losses to the participating securities.

	Three months ended
	March 31,
( in thousands )	2010	2009

Numerator (for both basic and diluted earnings per share)

Net loss attributable to the shareholders of The E.W. Scripps Company	$(880)	$(220,700)
Less income allocated to unvested restricted stock and RSUs	—	—

Numerator for basic and diluted earnings per share	$(880)	$(220,700)

Denominator
Basic weighted-average shares outstanding	55,076	53,573
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	—	—
Stock options held by employees and directors	—	—

Diluted weighted-average shares outstanding	55,076	53,573

Anti-dilutive securities (1)	18,725	21,956

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the quarters ended March 31, 2010 and 2009, we incurred a net loss and the inclusion of unvested stock, share units and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Changes — In June 2009, the FASB issued new accounting guidance which amended the consolidation guidance applicable to variable interest entities and was effective for us on January 1, 2010. The adoption of this new guidance did not have an impact on our financial condition or results of operations.
New Accounting Pronouncements — In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.
3. DISCONTINUED OPERATIONS
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008 (the “Record Date”). SNI owned and operated our national lifestyle cable television networks and interactive media businesses.
In connection with the Separation, the following agreements between Scripps and SNI became effective:
•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement
These agreements are described in detail in our 2009 Annual Report on Form 10-K.
For the quarter ended March 31, 2009, we charged SNI $1.9 million for services rendered under the terms of these agreements. SNI also reimbursed us $16 million for its share of estimated taxes prior to the Spin-off under the Tax Allocation Agreement.
For the quarter ended March 31, 2010, SNI reimbursed us $6 million for the final settlement of taxes for periods prior to the spin-off.

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
Operating results of our discontinued operations were as follows:

Three months ended
March 31,
( in thousands )	2009

Operating revenues	$19

Loss from discontinued operations:
Loss from discontinued operations, before tax	$(21,213)
Income tax benefit	6,349

Loss from discontinued operations	$(14,864)

4. OTHER CHARGES AND CREDITS
2010 — Separation and restructuring costs include the costs to restructure our newspaper and television operations. These costs increased loss from continuing operations before taxes by $3.3 million.
2009 — Separation and restructuring costs include the costs to separate and install separate information systems as well as other costs related to our separation from SNI. These costs increased loss from continuing operations before taxes by $1.5 million in the first quarter.
In the first quarter we recorded a $215 million, non-cash charge to reduce the carrying value of our goodwill for our Television division. See Note 6.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas television station.
5. INCOME TAXES
We file a consolidated federal income tax return, unitary tax returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
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

The effective income tax rate of the three months ended March 31, 2010 was 230.8%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes,the accrual of interest on uncertain tax positions and non deductible expenses.
The effective income tax rate for the three months ended March 31, 2009, was 12.5%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is that approximately $150 million of the goodwill impairment recorded in the quarter is not deductible for income tax purposes.
At March 31, 2010, we had net deferred tax assets of $75.4 million. We assess the realizability of our deferred tax assets as of each balance sheet date and record a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the timing of the reversal of temporary differences giving rise to the deferred tax assets, the generation of taxable income in the periods in which the temporary differences reverse, or, if taxable income is not expected in those periods, the ability to use the resulting tax losses to recover taxes paid in prior periods. Approximately $30 million of our deferred tax assets are scheduled to reverse in 2010. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If current economic conditions persist or worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.
Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The December 31, 2009 liability for uncertain tax positions includes approximately $13 million of state taxes which, if paid by us, would be reimbursed by SNI.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consisted of the following:

	As of	As of
	March 31,	December 31,
( in thousands )	2010	2009

Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	5,641	5,641
Customer lists	12,469	12,469
Other	6,931	6,092

Total carrying amount	25,041	24,202

Accumulated amortization:
Television network affiliation relationships	(1,693)	(1,617)
Customer lists	(8,035)	(7,831)
Other	(4,372)	(4,314)

Total accumulated amortization	(14,100)	(13,762)

Net amortizable intangible assets	10,941	10,440

Indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$24,136	$23,635

Activity related to goodwill by business segment was as follows:

		Licensing
( in thousands )	Television	and Other	Total

Goodwill:
Balance as of December 31, 2008	$215,414	$18	$215,432
Impairment of goodwill	(215,414)	—	(215,414)
Other adjustments	—	(18)	(18)

Balance as of March 31, 2009	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is expected to be $1.0 million for the remainder of 2010, $1.3 million in 2011, $1.0 million in 2012, $0.9 million in 2013, $0.7 million in 2014, $0.7 million in 2015 and $5.3 million in later years.
Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009.
We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009, and we recorded a $215 million, non-cash charge in the first quarter of 2009 to reduce the carrying value of goodwill.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value.

7. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of	As of
	March 31,	December 31,
( in thousands )	2010	2009

Variable rate credit facility	$10,400	$34,900
Other notes	976	1,016

Total long-term debt	$11,376	$35,916

Fair value of long-term debt*	$11,376	$35,916

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
On August 5, 2009, we entered into an Amended and Restated Revolving Credit Agreement (Agreement), which expires June 30, 2013. The maximum amount of availability under the facility is $150 million. Borrowings under the Agreement are limited to a borrowing base, as follows:
a) 100% of cash maintained in a blocked account (up to $20 million),
b) 85% of eligible accounts receivable,
c) 40% of eligible newsprint inventory, and
d) 50% of the fair market value of eligible real property (limited to $60 million).
At March 31, 2010, we had additional borrowing capacity of $110 million under our credit facility.
Under the terms of the Agreement we granted the lenders mortgages on certain of our real property, pledges of our equity interests in its subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment. If at any time, the amount of excess availability (defined as the amount by which the borrowing base exceeds the aggregate borrowings and letters of credit under the Agreement) is equal to or less than $22.5 million, we must then maintain a fixed charge coverage ratio (as defined therein) of at least 1.1 to 1.0.
Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the credit facility was 3.0% at March 31, 2010 and December 31, 2009.
Commitment fees ranging from 0.50% to 0.75% per annum (depending on utilization) of the total unused commitment are payable under the credit facility.
As of March 31, 2010, and December 31, 2009, we had outstanding letters of credit totaling $10.4 million and $9.7 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting principles and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at March 31, 2010, and December 31, 2009, was $0.6 million and $0.8 million liability. For the three-months ended March 31, 2010, a $0.2 million gain was recorded in miscellaneous, net while a $0.2 million loss was recorded for the three-months ended March 31, 2009.

8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
( in thousands )	2010	2009

Employee compensation and benefits	$17,761	$17,805
Liability for pension benefits	124,587	124,412
Liabilities for uncertain tax positions	25,998	25,490
Other	15,007	14,214

Other liabilities (less current portion)	$183,353	$181,921

9. FAIR VALUE MEASUREMENT
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
The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010
( in thousands )	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$22,872	$22,872	$—	$—

Liabilities:
Interest rate swap	$648	$—	$648	$—

	December 31, 2009
( in thousands )	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$12,180	$12,180	$—	$—

Liabilities:
Interest rate swap	$844	$—	$844	$—

10. NONCONTROLLING INTERESTS
There are noncontrolling interests of approximately 4% in the capital stock of the subsidiary company that publishes our Memphis newspaper and approximately 6% in the capital stock of the subsidiary company that publishes our Evansville newspaper. The terms of the stock of these companies does not provide for or require the redemption of the noncontrolling interests by us.
A summary of the components of net loss attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended
	March 31,
( in thousands )	2010	2009

Net loss attributable to The E.W. Scripps Company shareholders:
Loss from continuing operations, net of tax	$(880)	$(205,836)
Loss from discontinued operations, net of tax	—	(14,864)

Net loss	$(880)	$(220,700)

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
Effective June 30, 2009, we froze the accrual of benefits under defined benefit pension plans that cover a majority of our employees, including our SERP. The freeze resulted in the recognition of a curtailment loss of $4.2 million for the quarter ended March 31, 2009. In addition we recognized a curtailment loss of $0.9 million in the 2009 quarter related to the closure of our Denver newspaper.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009.
Other union-represented employees are covered by union-sponsored multi-employer plans.

The components of the benefit plans expense consisted of the following:

	Three months ended
	March 31,
( in thousands)	2010	2009

Service cost	$153	$2,805
Interest cost	6,368	6,730
Expected return on plan assets, net of expenses	(6,039)	(5,286)
Amortization of prior service cost	5	227
Amortization of actuarial loss	1,057	3,343
Curtailment loss	—	5,099

Total for defined benefit plans	1,544	12,918
Multi-employer plans	254	174
SERP	280	503
Defined contribution plans	—	1,394

Net periodic benefit cost	2,078	14,989
Allocated to discontinued operations	—	(3,659)

Net periodic benefit cost — continuing operations	$2,078	$11,330

We contributed $0.5 million to fund current benefit payments for our SERP during the first quarter of 2010. We anticipate contributing an additional $4.1 million to fund the SERP’s benefit payments during the remainder of 2010. No contributions were made to our defined benefit plans during the first quarter of 2010. We may make voluntary contributions estimated at $20 million, or possibly more, in 2010.
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
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities (including our proportionate share of JOA restructuring activities), investment results and certain other items that are included in net loss determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three months ended
	March 31,
( in thousands )	2010	2009
Segment operating revenues:
Newspapers	$112,612	$121,825
Television	66,839	60,406
Licensing and other	19,564	23,118

Total operating revenues	$199,015	$205,349

Segment profit (loss):
Newspapers	$16,569	$2,947
JOAs and newspaper partnerships	—	(289)
Television	6,644	(2,413)
Licensing and other	1,358	3,135
Corporate and shared services	(7,640)	(7,812)
Depreciation and amortization	(11,784)	(11,745)
Impairment of goodwill and indefinite-lived assets	—	(216,413)
Equity earnings in investments	312	(85)
Gains (losses), net on disposal of property, plant and equipment	(732)	(53)
Interest expense	(848)	(92)
Separation and restructuring costs	(3,343)	(1,493)
Miscellaneous, net	(802)	(1,069)

Loss from continuing operations before income taxes	$(266)	$(235,382)

Depreciation:
Newspapers	$6,786	$5,474
JOAs and newspaper partnerships	—	291
Television	4,153	4,759
Licensing and other	317	322
Corporate and shared services	190	179

Total depreciation	$11,446	$11,025

Amortization of intangibles:
Newspapers	$255	$637
Television	83	83

Total amortization of intangibles	$338	$720

Additions to property, plant and equipment:
Newspapers	$540	$13,072
Television	1,834	957
Licensing and other	133	158
Corporate and shared services	290	61

Total additions to property, plant and equipment	$2,797	$14,248

No single customer provides more than 10% of our revenue. We also earn international revenues from the licensing of comic characters.

13. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	Three months ended
	March 31,
( in thousands )	2010	2009

Net loss attributable to the shareholders of The E.W. Scripps Company	$(880)	$(220,700)
Changes in defined pension plans, net of tax of $(401) and $(11,196)	703	18,082
Currency translation adjustment, net of tax of $0 and $0	—	(154)

Total comprehensive loss	$(177)	$(202,772)

There were no material items of other comprehensive loss for the noncontrolling interest.
14. SUBSEQUENT EVENT
On April 26, 2010, The E.W. Scripps Company (“the Company”) and its wholly owned subsidiary, United Feature Syndicate, Inc. (“UFS”), entered into an agreement to sell the character licensing business of UFS to Iconix Brand Group, Inc for $175 million in cash. The transaction is expected to close in the second quarter of 2010.

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
Executive Overview
The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing, television stations, and licensing and syndication. The company’s portfolio of media properties includes: daily and community newspapers in 13 markets; 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent station; and United Media, a worldwide licensing and syndication company that is the home of PEANUTS, DILBERT and approximately 150 other features and comics.
In 2010 Scripps and its wholly owned subsidiary, United Feature Syndicate, Inc. (“UFS”), entered into an agreement to sell the character licensing business of UFS to Iconix Brand Group, Inc. for $175 million in cash. We expect to close the transaction in the second quarter 2010. The UFS licensing business accounted for approximately 75% of the revenues reported under the “Licensing and other segment” for the first quarter of 2010. The character licensing business will be presented as discontinued operations in the second quarter of 2010.
We remain cautiously optimistic about the improving business climate in which our local media businesses operate as the economy recovers from the recession. We have seen an improvement in the flow of advertising in most of our markets, and key television revenue categories have shown year-over-year growth. The rate of decline in newspaper advertising revenues continues to moderate. We continue to focus on improving the share of the local advertising dollars received by our local media businesses in their markets.
In 2009 we began a restructuring of the management of our newspaper division. Where we had previously managed each of our newspapers as independent businesses within their markets, we are now managing our newspaper business vertically by function. We expect these efforts to focus local management in each market on news coverage and revenue-producing activities. One of the primary benefits of this reorganization is to implement successful products and revenue-producing strategies across all markets with greater speed and efficiency. The new structure also enables us to standardize and centralize functions that do not require a physical presence in the markets, producing significant cost efficiencies. Implementing the restructuring plan, known as “Scripps 3.0,” is a major focus of the newspaper division.
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
At this point, we believe the generally improving business trends reported in the first quarter of 2010 will continue in the second quarter, with year-over-year television revenue growth in the mid-teens and the declines in newspaper ad revenue moderating slightly.

Year-over-year operating costs in the first quarter benefited from cost reduction initiatives we undertook late in the first quarter of 2009. Those initiatives included reductions in the number of employees, reductions in base pay, suspension our match of employees’ contributions to the Company’s defined contribution savings effective April 2009, elimination of substantially all bonuses, and freezing the accrual of service credits under defined benefit pension plans covering a majority of our employees effective July 1, 2009. Cost comparisons in later quarters will be more difficult as subsequent quarters of 2009 include the benefit of those cost reduction initiatives. Second and third quarters of 2009 included the impact of temporary pay reductions. We also plan to reinstate matching contributions to our defined contribution plan in the third quarter of 2010. During the second quarter 2010 total newspaper expenses are expected to be slightly below last year and total television expenses are expected to increase about 10 percent, year over year. Corporate and shared expenses in the second quarter are expected to be about $8 million.
Our Scripps 3.0 initiative will likely result in additional reductions in-force and the deployment of new software systems.
Outstanding borrowings under our revolving credit facility were $10 million as of March 31, 2010. Cash and short-term investments were $29 million.
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
Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Consolidated Results of Operations
Consolidated results of operations were as follows:

		Year-to-date
( in thousands, except per share data )	2010	Change	2009

Operating revenues	$199,015	(3.1)%	$205,349
Costs and expenses less separation costs	(182,084)	(13.1)%	(209,447)
Separation and restructuring costs	(3,343)		(1,493)
Depreciation and amortization	(11,784)	0.3%	(11,745)
Impairment of goodwill and indefinite-lived assets	—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	(732)		(53)

Operating income (loss)	1,072		(233,802)
Interest expense	(848)		(92)
Miscellaneous, net	(490)		(1,488)

Loss from continuing operations before income taxes	(266)		(235,382)
Benefit (provision) for income taxes	(614)		29,399

Loss from continuing operations	(880)		(205,983)
Loss from discontinued operations, net of tax	—		(14,864)

Net loss	(880)		(220,847)
Net loss attributable to noncontrolling interests	—		(147)

Net loss attributable to the shareholders of The E.W. Scripps Company	$(880)		$(220,700)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.02)		$(3.84)
Loss from discontinued operations	.00		(.28)

Net loss per basic share of common stock	$(.02)		$(4.12)

Net loss per share amounts may not foot since each is calculated independently.
Continuing Operations
Operating results include a number of items that affect the comparisons of 2010 to 2009. The most significant of these items are as follows:
•	In 2009, we recorded $216 million in impairment charges to write-down the value of our Television goodwill and one of our FCC licenses.

•	In 2009, we recorded a $4.2 million curtailment charge related to the decision to freeze the accrual of benefits in our defined benefit pension plans covering a majority of employees

•	In 2010 and 2009, respectively, we incurred $3.3 million and $1.5 million of separation and restructuring cost.

In the first quarter of 2010 we have experienced an improving business climate as the economy recovers from the recession. We have seen a moderation in the rate of decline of our newspaper advertising revenues and improved advertising volumes and higher rates in our television markets. Our local media businesses derive much of their advertising from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during the recession.
Excluding $4.2 million in costs associated with freezing the accrual of pension benefits recorded in the first quarter of 2009, and the separation and restructuring costs for 2010 and 2009, costs and expenses declined by $23.2 million in 2010, year-over-year. We have reduced the number of employees in our newspaper and television divisions by approximately 11% compared to last year. We also took actions to reduce employee pay and benefits beginning late in the first quarter of 2009. The combined effects of the reduction in the number of employees and reductions in pay and benefits led to a $19.4 million decrease in employee compensation and benefits. Newsprint costs declined by $5.7 million in the 2010 quarter, as consumption decreased by 19% and the average price per ton decreased by 26%.
Interest expense increased in 2010 since we are no longer capitalizing interest for the construction of our new production facility in Naples.
The effective income tax rate was 230.8% and 12.5% for 2010 and 2009, respectively. The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income (loss) before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full-year period, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. In 2010, the effective income tax rate was effected by state taxes, the accrual of interest on uncertain tax positions and non-deductible expenses. The write-down to the carrying value of Television goodwill in 2009 included $150 million of goodwill that is not deductible for income taxes.
Discontinued Operations - Discontinued operations includes the results of the Rocky Mountain News, which ceased publication in February 2009.

Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

		Year-to-date
( in thousands )	2010	Change	2009

Segment operating revenues:
Newspapers	$112,612	(7.6)%	$121,825
Television	66,839	10.6%	60,406
Licensing and other	19,564	(15.4)%	23,118

Total operating revenues	$199,015	(3.1)%	$205,349

Segment profit (loss):
Newspapers	$16,569		$2,947
JOAs and newspaper partnerships	—		(289)
Television	6,644		(2,413)
Licensing and other	1,358		3,135
Corporate	(7,640)		(7,812)

Depreciation and amortization	(11,784)		(11,745)
Impairment of goodwill and indefinite-lived assets	—		(216,413)
Equity earnings in investments	312		(85)
Gains (losses), net on disposal of property, plant and equipment	(732)		(53)
Interest expense	(848)		(92)
Separation and restructuring costs	(3,343)		(1,493)
Miscellaneous, net	(802)		(1,069)

Loss from continuing operations before income taxes	$(266)		$(235,382)

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
Operating results for our newspaper business were as follows:

		Year-to-date
( in thousands )	2010	Change	2009

Segment operating revenues:
Local	$23,771	(10.5)%	$26,552
Classified	21,789	(18.2)%	26,642
National	5,035	(15.8)%	5,982
Online	6,719	(8.1)%	7,314
Preprint and other	17,863	(7.3)%	19,269

Newspaper advertising	75,177	(12.3)%	85,759
Circulation	32,144	4.9%	30,637
Other	5,291	(2.5)%	5,429

Total operating revenues	112,612	(7.6)%	121,825

Segment costs and expenses:
Employee compensation and benefits	47,887	(22.9)%	62,120
Newsprint and press supplies	11,978	(36.2)%	18,778
Distribution services	11,812	10.8%	10,665
Other costs and expenses	24,366	(10.8)%	27,315

Total costs and expenses	96,043	(19.2)%	118,878

Segment profit	$16,569		$2,947

Revenues
We continue to see moderation in the rate of decline in newspaper advertising revenues as the economy begins to recover from the recession. Advertising revenues decreased 12% year-over-year in the first quarter of 2010. Newspaper advertising revenues declined 20% and 27% year-over-year in the fourth quarter and the third quarter of 2009, respectively. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. The decline in online ad revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Revenue from pure-play advertisers, who purchase ads only on the Company’s newspaper Web sites, rose 23% in the period, up from 21% in the fourth quarter of 2009. We have pursued strategic partnerships with Yahoo! and zillow.com to garner larger shares of local online advertising.
We have made changes to the business model which we operate with our distributors in certain of our newspaper markets. We are continuing a transition to a model in which we pay most independent distributors on a per-unit basis. Under this model, we recognize revenue at higher retail rates and record the per-unit cost as a charge to distribution expense. The change in the business model increased reported circulation revenue by $1.9 million in the first quarter of 2010. Adjusting for the change in the business model, circulation revenue decreased by 1.5%.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.

Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $6.2 million in 2010 due to freezing the accrual of service credits in plans covering a majority of our newspaper employees effective July 1, 2009. Pension costs in 2009 also include $2.4 million in curtailment charges related to the service credit freeze. Excluding pension costs, employee compensation and benefits decreased by 15% in 2010. Attrition resulted in an approximate 12% decrease in employees in 2010, year-over-year. In addition, during 2009, we eliminated bonuses and reduced employee pay.
Newsprint costs in 2010 declined by $5.7 million due to a 19% decline in consumption and a 26% decrease in newsprint prices.
Distribution service costs increased as a result of the change in the business model we operate with our distributors in certain markets.
Other costs and expenses decreased in 2010 due to lower bad debt expenses as well as reductions in other expense categories.

Television
Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. Through 2009, we received compensation from the networks for carrying their programming. We are currently negotiating the renewal of our affiliation agreement with ABC and will begin negotiating the renewal of our affiliation agreement with NBC later in 2010. These networks are seeking arrangements to have affiliates share in funding network programming costs and to eliminate network compensation historically paid to such affiliates. We cannot at this time predict the outcome of our negotiations with ABC or NBC, but we expect the renewal agreement with ABC will require us to make payments for their programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.
The operating performance of our television group is most affected by the health of the national and local economies, particularly conditions within the services, automotive and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for television were as follows:

		Year-to-date
( in thousands )	2010	Change	2009

Segment operating revenues:
Local	$39,739	11.5%	$35,644
National	20,211	10.0%	18,372
Political	840		177
Network compensation	773	(62.4)%	2,056
Other	5,276	26.9%	4,157

Total segment operating revenues	66,839	10.6%	60,406

Segment costs and expenses:
Employee compensation and benefits	29,657	(15.8)%	35,241
Programs and program licenses	14,424	11.8%	12,907
Other costs and expenses	16,114	9.8%	14,671

Total segment costs and expenses	60,195	(4.2)%	62,819

Segment profit (loss)	$6,644		$(2,413)

Revenues
We have experienced an improvement in the flow of advertising in most of our markets, and key television revenue categories have shown year-over-year growth. The rate of improvement in advertising revenues increased throughout the quarter, with March advertising revenues up 15% year-over-year. Automotive advertising increased 65% in the first quarter, and the retail and food-service categories both increased by double-digit percentages. Automotive advertising revenues in the 2009 quarter were impacted by the weakened financial condition of the large automotive manufacturers.
Network compensation revenue decreased in 2010 compared with the first quarter of 2009 due to the expiration of our ABC network affiliation agreements in January 2010. We continue to operate under one-month extensions while we negotiate a long-term network affiliation agreement with ABC.

Costs and expenses
Employee compensation and benefits declined primarily due to the cost reduction initiatives implemented late in the first quarter of 2009. Pension costs decreased by $3.8 million in 2010 due to freezing the accrual of service credits in plans covering a majority of our television employees effective July 1, 2009. Pension costs in 2009 also include $1.1 million in curtailment charges related to the benefit accrual freeze. Excluding pension costs, employee compensation and benefits decreased by 5.9% in 2010.
Programs and program licenses in 2010 include an estimate of network affiliation fees we expect to pay under a new affiliation agreement with ABC.
Other costs and expenses increased primarily due to the cost associated with transitioning to a new national representation contract.
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
Operating results for licensing and other were as follows:

		Year-to-date
( in thousands )	2010	Change	2009

Segment operating revenues:
Licensing	$14,602	(15.1)%	$17,203
Feature syndication	4,290	1.6%	4,224
Other	672	(60.3)%	1,691

Total segment operating revenues	19,564	(15.4)%	23,118

Segment costs and expenses:
Employee compensation and benefits	5,350	4.1%	5,140
Author royalties and agent commissions	10,154	(10.6)%	11,355
Other costs and expenses	2,702	(22.5)%	3,488

Total segment costs and expenses	18,206	(8.9)%	19,983

Segment profit	$1,358	(56.7)%	$3,135

Revenues
Revenues declined for the three months ended March 31, 2010. Licensing revenues in 2010 were lower due to the decline in apparel sales, specifically in our European markets.
Costs and expenses
The decline in other costs was primarily due to a change in the structure of our sales office in Japan.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidly is our cash flow from operations and borrowing availability under our credit facility.
Cash flow from continuing operating activities decreased in the first quarter of 2010 by $3.5 million compared to the first quarter of 2009. In the first quarter of 2009 we received $16 million from SNI for the reimbursement of taxes we paid in 2008 on income attributable to SNI for periods prior to the spin-off. In the first quarter of 2010 we received $6 million from SNI for final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal taxes paid in 2008.
Capital expenditures in the first quarter of 2010 were $4.9 million, down from $14.3 million in the prior year. Capital expenditures in 2009 primarily related to the Naples, Fla., newspaper facility. We completed the construction of this facility in the third quarter of 2009. Capital expenditures for the remainder of 2010 are expected to be approximately $15 million.
At March 31, 2010, we had drawn $10 million under our Revolving Credit Agreement, and had cash and short-term investments of $29 million. During the first quarter of 2010, we paid down $25 million under our credit facilities. At March 31, 2010, we had additional borrowing capacity of $110 million under our Revolver.
We expect that our cash flow from operating activities, including refunds of taxes through carryback claims, and proceeds from the expected sale of our licensing business, will be sufficient to meet our operating, pension funding and capital needs over the next twelve months. We will carry back losses incurred in 2009 against taxes paid in prior years when we file our 2009 tax return and expect to receive refunds of at least $45 million. We expect to make voluntary contributions to our defined benefit pension plans in 2010 with expected tax refunds and proceeds from the sale of our licensing business. The projected benefit obligation of our qualified defined benefit pension plans exceeded plan assets by $109 million at December 31, 2009.
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
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at March 31, 2010.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2010			As of December 31, 2009
	Cost	Fair		Cost	Fair
( in thousands )	Basis	Value		Basis	Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$10,400	$10,400		$34,900	$34,900
Other notes	976	976		1,016	1,016

Total long-term debt including current portion	$11,376	$11,376		$35,916	$35,916

Financial instruments subject to market value risk:
Other equity securities	$10,407	$ (a	)	$10,405	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
In October 2008, we entered into a 2 year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month libor rate and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting standards and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at March 31, 2010 and December 31, 2009 was a liability of $0.6 million and $0.8 million, respectively, which is included in other liabilities.

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