Form 10-Q
period 2010-06-30
SCRIPPS E W CO /DE
filed 2010-08-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2010 there were 45,561,779 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2010

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

THE E. W. SCRIPPS COMPANY
Dated: August 9, 2010	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$122,450	$7,681
Short-term investments	17,361	12,180
Accounts and notes receivable (less allowances — $3,744 and $4,246)	102,865	115,245
Inventory	7,548	6,989
Deferred income taxes	16,614	16,614
Income taxes receivable	24,597	62,559
Income tax receivable — Scripps Networks Interactive carryback claim	9,280	—
Assets of discontinued operations	—	24,948
Miscellaneous	11,694	11,959

Total current assets	312,409	258,175

Investments	10,685	10,660
Property, plant and equipment	398,527	417,745
Intangible assets	23,785	23,635
Deferred income taxes	43,675	57,132
Miscellaneous	12,338	13,176
Assets of discontinued operations — noncurrent	—	5,825

TOTAL ASSETS	$801,419	$786,348

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2010	2009

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,209	$25,172
Customer deposits and unearned revenue	25,167	26,773
Accrued liabilities:
Employee compensation and benefits	33,123	29,124
Miscellaneous	20,534	21,763
Liabilities of discontinued operations	—	24,362
Tax refund due to Scripps Networks Interactive	9,280	—
Other current liabilities	12,687	8,066

Total current liabilities	129,000	135,260

Long-term debt	935	35,916

Liabilities of discontinued operations — noncurrent	—	369
Other liabilities (less current portion)	124,057	181,552

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 45,557,801 and 42,742,190 shares	456	427
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	575	546
Additional paid-in capital	547,050	531,754
Retained earnings (accumulated deficit)	87,681	(10,946)
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(90,612)	(92,049)
Foreign currency translation adjustment	—	590

Total The E.W. Scripps Company shareholders’ equity	544,694	429,895
Noncontrolling interest	2,733	3,356

Total equity	547,427	433,251

TOTAL LIABILITIES AND EQUITY	$801,419	$786,348

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Operating Revenues:
Advertising	$144,258	$137,425	$282,574	$280,818
Circulation	29,698	28,565	61,842	59,202
Other	14,829	13,460	28,649	26,826

Total operating revenues	188,785	179,450	373,065	366,846

Costs and Expenses:
Employee compensation and benefits	85,688	83,396	172,453	189,643
Programs and program licenses	15,149	12,969	29,573	25,876
Newsprint and press supplies	11,338	13,813	23,316	31,862
Other costs and expenses	58,079	55,631	114,726	113,456
Restructuring costs	3,720	1,441	7,063	2,934

Total costs and expenses	173,974	167,250	347,131	363,771

Depreciation, Amortization, and (Gains) Losses:
Depreciation	11,215	10,222	22,496	21,083
Amortization of intangible assets	362	383	700	1,103
Impairment of goodwill and indefinite-lived assets	—	—	—	216,413
(Gains) losses, net on disposal of property, plant and equipment	22	304	735	357

Net depreciation, amortization and losses	11,599	10,909	23,931	238,956

Operating income (loss)	3,212	1,291	2,003	(235,881)
Interest expense	(845)	(317)	(1,693)	(409)
Miscellaneous, net	1,298	588	911	(1,021)

Income (loss) from continuing operations before income taxes	3,665	1,562	1,221	(237,311)
Provision (benefit) for income taxes	1,817	(772)	1,438	(31,707)

Income (loss) from continuing operations, net of tax	1,848	2,334	(217)	(205,604)
Income (loss) from discontinued operations, net of tax	97,659	(81)	98,844	(12,990)

Net income (loss)	99,507	2,253	98,627	(218,594)
Net income (loss) attributable to noncontrolling interests	—	—	—	(147)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$99,507	$2,253	$98,627	$(218,447)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.03	$.04	$.00	$(3.83)
Income (loss) from discontinued operations	1.53	.00	1.55	(.24)

Net income (loss) per basic share of common stock	$1.56	$.04	$1.54	$(4.08)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.03	$.04	$.00	$(3.83)
Income (loss) from discontinued operations	1.52	.00	1.55	(.24)

Net income (loss) per diluted share of common stock	$1.55	$.04	$1.54	$(4.08)

See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Six months ended
	June 30,
(in thousands)	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$98,627	$(218,594)
(Income) loss from discontinued operations	(98,844)	12,990

Loss from continuing operations	(217)	(205,604)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	23,196	22,186
Impairment of goodwill and indefinite-lived assets	—	216,413
Losses on sale of property, plant and equipment	735	357
Deferred income taxes	17,290	(19,611)
Excess tax benefits of share-based compensation plans	(8,783)	—
Stock and deferred compensation plans	5,203	5,358
Pension expense, net of payments	(62,651)	17,630
Other changes in certain working capital accounts, net	10,232	17,864
Miscellaneous, net	1,465	(2,588)

Net cash provided by (used in) continuing operating activities	(13,530)	52,005
Net cash provided by (used in) discontinued operating activities	2,754	(13,710)

Net operating activities	(10,776)	38,295

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	505	71
Additions to property, plant and equipment	(7,265)	(23,993)
Increase in short-term investments	(5,181)	(10,620)
Increase in investments	(23)	(3,037)
Purchase of intangible assets	(850)	—

Net cash used in continuing investing activities	(12,814)	(37,579)
Net cash provided by (used in) discontinued investing activities	162,960	(79)

Net investing activities	150,146	(37,658)

Cash Flows from Financing Activities:
Net borrowings (payments) on variable rate credit facility	(34,900)	12,000
Dividends paid to noncontrolling interest	(623)	—
Proceeds from exercise of stock options	4,568	—
Tax payments related to shares withheld for vested stock and RSUs	(9,866)	—
Excess tax benefits from share-based compensation plans	8,783	—
Miscellaneous, net	2,208	(7,920)

Net cash provided by (used in) continuing financing activities	(29,830)	4,080

Change in cash — discontinued operations	5,229	160

Increase in cash and cash equivalents	114,769	4,877

Cash and cash equivalents:
Beginning of period	7,681	3,869

End of period	$122,450	$8,746

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY ( UNAUDITED )

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net loss			(218,447)		(147)	(218,594)
Changes in defined pension plans				41,856		41,856
Currency translation adjustment				(101)		(101)
Compensation plans: 156,472 net shares issued	1	5,623				5,624

As of June 30, 2009	$539	$529,482	$(17,620)	$(91,900)	$3,251	$423,752

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net income			98,627			98,627
Dividends paid to noncontrolling interests					(623)	(623)
Changes in defined pension plans				1,437		1,437
Currency translation adjustment				(590)		(590)
Excess tax benefits of compensation plans		14,953				14,953
Compensation plans: 2,815,611 net shares issued*	29	343				372

As of June 30, 2010	$575	$547,050	$87,681	$(90,612)	$2,733	$547,427

*	Net of $9,866 of tax payments related to shares withheld for vested stock and RSUs.
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
Nature of Operations — We are a diverse media concern with interests in newspaper publishing and broadcast television. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Newspapers, Television, and Syndication and other. Additional information for our business segments is presented in Note 12.
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
Our primary sources of revenue are from the sale of print, broadcast, and Internet advertising and the sale of newspapers.
The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2009.
Share-Based Compensation — On May 13, 2010, we adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”). The Plan replaces The E.W. Scripps 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”). The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Other Stock-Based Awards. We have reserved 3 million Class A Common Shares for issuance under the Plan. In addition, 1.1 million Class A Common Shares remain available under the 1997 Plan, and any shares previously granted under the 1997 Plan that are subsequently forfeited, terminated, settled in cash or used to satisfy tax withholding obligations become available for issuance under the 2010 Plan. The Plan terminates on February 15, 2020.

Share-based compensation costs for continuing operations totaled $3.0 million for the second quarter of 2010 and $2.0 million for the second quarter of 2009. Year-to-date share-based compensation costs for continuing operations totaled $5.6 million and $5.1 million in 2010 and 2009, respectively.
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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Numerator (for basic earnings per share)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$99,507	$2,253	$98,627	$(218,447)
Less income allocated to unvested restricted stock and RSUs	(10,672)	(341)	(12,154)	—

Numerator for basic earnings per share	$88,835	$1,912	$86,473	$(218,447)

Denominator
Basic weighted-average shares outstanding	57,001	53,636	56,044	53,605
Effect of dilutive securities:
Stock options held by employees and directors	212	—	—	—

Diluted weighted-average shares outstanding	57,213	53,636	56,044	53,605

Anti-dilutive securities (1)	8,925	22,146	17,911	22,146

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the year-to-date 2009 period we incurred a net loss from continuing operations and the inclusion of unvested stock, RSU’s and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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
3. DISCONTINUED OPERATIONS
Sale of Licensing
On June 3, 2010, the Company and its wholly owned subsidiary, United Feature Syndicate, Inc. (“UFS”) completed the sale of its character licensing business (“UML”) to Iconix Brand Group. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips. The aggregate cash sale price was $175 million resulting in a pre-tax gain of $162 million. The results of operations of UML and the gain on sale are presented as discontinued operations in our financial statements for all periods.
In connection with the sale, Iconix assumed UFS’s real estate lease, which expires in February 2016. We were not released from our obligations as guarantor of that lease by the lessor. Total remaining lease payments at June 30, 2010 are approximately $9 million. We believe that the likelihood of incurring future costs for this guarantee to be remote, and therefore we have not recorded a related liability.
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

Operating results of our discontinued operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Operating revenues:
UML	$13,244	$14,456	$27,979	$31,680
Rocky Mountain News	—	18	—	37

Total operating revenues	$13,244	$14,474	$27,979	$31,717

Income (loss) from discontinued operations:
Gain on sale of Licensing, before tax	$162,001	$—	$162,001	$—
Income (loss) from discontinued operations, before tax:
UML	1,822	2,003	4,000	5,494
Rocky Mountain News	—	(804)	—	(22,017)
Income tax (expense) benefit	(66,164)	(1,280)	(67,157)	3,533

Income (loss) from discontinued operations	$97,659	$(81)	$98,844	$(12,990)

4. OTHER CHARGES AND CREDITS
2010 —Restructuring costs include the costs to restructure our newspaper and television operations. These costs before taxes were $3.7 million in the second quarter and $7.1 million year-to-date.
2009 —Restructuring costs include the costs to separate and install separate information systems as well as other costs related to our separation from SNI. These costs before taxes were $1.4 million in the second quarter and $2.9 million year-to-date.
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
The income tax provision for interim periods is determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income (loss) before income tax for the full year and the jurisdictions in which we expect that income (loss) will be taxed.
The effective income tax rate for continuing operations was 118% for the six months ended June 30, 2010. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, the accrual of taxes and interest for uncertain tax positions and non-deductible expenses.

The effective income tax rate for continuing operations was 13.4% for the six months ended June 30, 2009. The primary difference between this rate and the U.S. Federal statutory rate of 35% is that approximately $150 million of the goodwill impairment recorded is not deductible for income tax purposes.
At June 30, 2010, we had net deferred tax assets of $60 million. We assess the realizability of our deferred tax assets as of each balance sheet date and record a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the timing of the reversal of temporary differences giving rise to the deferred tax assets, the generation of taxable income in the periods in which the temporary differences reverse, or, if taxable income is not expected in those periods, the ability to use the resulting tax losses to recover taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. Our current estimates of future taxable income could change based on economic conditions or our operating performance, which could require a valuation allowance to be recorded in future reporting periods.
State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.
Our liability for uncertain tax positions increased by $7.1 million for the second quarter of 2010 primarily due to accruals for tax issues related to unitary vs. separate state filing positions.
Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The June 30, 2010, liability for uncertain tax positions includes approximately $13 million of state taxes which, if paid by us, would be reimbursed by SNI.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2010	2009
Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$5,641	$5,641
Customer lists	12,469	12,469
Other	6,942	6,092

Total carrying amount	25,052	24,202

Accumulated amortization:
Television network affiliation relationships	(1,770)	(1,617)
Customer lists	(8,241)	(7,831)
Other	(4,451)	(4,314)

Total accumulated amortization	(14,462)	(13,762)

Net amortizable intangible assets	10,590	10,440

Indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$23,785	$23,635

Activity related to goodwill by business segment was as follows:

		Syndication
(in thousands)	Television	and Other	Total

Goodwill:
Balance as of December 31, 2008	$215,414	$18	$215,432
Impairment of goodwill	(215,414)	—	(215,414)
Other adjustments	—	(18)	(18)

Balance as of June 30, 2009	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is expected to be $0.7 million for the remainder of 2010, $1.3 million in 2011, $1.0 million in 2012, $0.9million in 2013, $0.7 million in 2014, $0.7 million in 2015 and $5.3 million in later years.
Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009. We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009, and we recorded a $215 million, non-cash charge in the first quarter of 2009 to reduce the carrying value of goodwill. We also recorded a $1 million non-cash charge in the first quarter of 2009 to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value.
7. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2010	2009

Variable rate credit facility	$—	$34,900
Other notes	935	1,016

Total long-term debt	$935	$35,916

Fair value of long-term debt*	$935	$35,916

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
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
At June 30, 2010, we had borrowing capacity of $118 million under our credit facility.
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

Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the credit facility was 3.0% at June 30, 2010 and December 31, 2009.
Commitment fees ranging from 0.50% to 0.75% per annum (depending on utilization) of the total unused commitment are payable under the credit facility.
As of June 30, 2010, and December 31, 2009, we had outstanding letters of credit totaling $10.4 million and $9.7 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting principles and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at June 30, 2010, and December 31, 2009, was $0.4 million and $0.8 million liability, respectively. For the six-months ended June 30, 2010, a $0.4 million gain was recorded in miscellaneous, net while a $0.2 million loss was recorded for the six-months ended June 30, 2009.
8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2010	2009
Employee compensation and benefits	$16,691	$17,805
Liability for pension benefits	59,508	124,412
Liabilities for uncertain tax positions	33,144	25,490
Other	14,714	13,845

Other liabilities (less current portion)	$124,057	$181,552

9. FAIR VALUE MEASUREMENT
We measure certain financial assets at fair value on a recurring basis, including short-term investments and derivatives. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Unobservable inputs based on our own assumptions.
The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$17,361	$17,361	$—	$—

Liabilities:
Interest rate swap	$424	$—	$424	$—

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$12,180	$12,180	$—	$—

Liabilities:
Interest rate swap	$844	$—	$844	$—
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
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$1,848	$2,334	$(217)	$(205,457)
Income (loss) from discontinued operations, net of tax	97,659	(81)	98,844	(12,990)

Net income (loss)	$99,507	$2,253	$98,627	$(218,447)

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
Effective June 30, 2009, we froze the accrual of benefits under defined benefit pension plans that cover a majority of our employees, including our SERP. The freeze resulted in the recognition of a curtailment loss of $4.2 million in the first quarter of 2009 and a gain of $1.1 million in the second quarter of 2009. In addition we recognized a curtailment loss of $0.9 million in 2009 related to the closure of our Denver newspaper.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009. Our matching contributions were reinstated effective July 1, 2010.
Other union-represented employees are covered by union-sponsored multi-employer plans.
The components of the benefit plans expense consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Service cost	$153	$1,718	$306	$4,523
Interest cost	6,368	6,605	12,736	13,335
Expected return on plan assets, net of expenses	(6,039)	(5,116)	(12,078)	(10,402)
Amortization of prior service cost	5	64	10	291
Amortization of actuarial loss	1,057	3,088	2,114	6,431
Curtailment loss	50	12	50	5,111

Total for defined benefit plans	1,594	6,371	3,138	19,289
Multi-employer plans	85	145	339	319
SERP	279	(610)	559	(107)
Defined contribution plans	—	(78)	—	1,316

Net periodic benefit cost	1,958	5,828	4,036	20,817
Allocated to discontinued operations	48	(293)	(103)	(1,944)

Net periodic benefit cost — continuing operations	$2,006	$5,535	$3,933	$18,873

We contributed $1.1 million to fund current benefit payments for our SERP during the first half of 2010. We anticipate contributing an additional $3.7 million to fund the SERP’s benefit payments during the remainder of 2010. We contributed $65.3 million to our defined benefit plans during the second quarter of 2010.
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
Our television business segment includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Television stations earn revenue primarily from the sale of advertising to local and national advertisers.
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

Information regarding our business segments is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Segment operating revenues:
Newspapers	$107,988	$112,538	$220,600	$233,634
Television	74,810	61,098	141,649	121,504
Syndication and other	5,987	5,814	10,816	11,708

Total operating revenues	$188,785	$179,450	$373,065	$366,846

Segment profit (loss):
Newspapers	$14,561	$15,430	$31,130	$18,377
JOAs and newspaper partnerships	—	78	—	(211)
Television	13,309	4,849	19,953	2,436
Syndication and other	(192)	(419)	(1,299)	(818)
Corporate and shared services	(9,147)	(6,175)	(16,787)	(13,987)
Depreciation and amortization	(11,577)	(10,605)	(23,196)	(22,186)
Impairment of goodwill and indefinite-lived assets	—	—	—	(216,413)
Gains (losses), net on disposal of property, plant and equipment	(22)	(304)	(735)	(357)
Interest expense	(845)	(317)	(1,693)	(409)
Restructuring costs	(3,720)	(1,441)	(7,063)	(2,934)
Miscellaneous, net	1,298	466	911	(809)

Income (loss) from continuing operations before income taxes	$3,665	$1,562	$1,221	$(237,311)

Depreciation:
Newspapers	$6,366	$5,546	$13,152	$11,311
Television	4,554	4,335	8,707	9,094
Syndication and other	133	157	285	315
Corporate and shared services	162	184	352	363

Total depreciation	$11,215	$10,222	$22,496	$21,083

Amortization of intangibles:
Newspapers	$258	$300	$513	$937
Television	104	83	187	166

Total amortization of intangibles	$362	$383	$700	$1,103

Additions to property, plant and equipment:
Newspapers	$124	$9,193	$664	$22,265
Television	1,286	522	3,120	1,479
Syndication and other	103	24	121	154
Corporate and shared services	—	34	290	95

Total additions to property, plant and equipment	$1,513	$9,773	$4,195	$23,993

No single customer provides more than 10% of our revenue.

13. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$99,507	$2,253	$98,627	$(218,447)
Changes in defined pension plans, net of tax of $(419) and $(820)	734	23,774	1,437	41,856
Currency translation adjustment, net of tax of $0 and $0	(590)	53	(590)	(101)

Total comprehensive income (loss)	$99,651	$26,080	$99,474	$(176,692)

There were no material items of other comprehensive income (loss) for the noncontrolling interest.
14. SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”). SNI owned and operated our national lifestyle cable television networks and interactive media businesses.
In connection with the spin-off, the following agreements between Scripps and SNI became effective:
•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement
These agreements are described in detail in our 2009 Annual Report on Form 10-K.
For the three-and-six- month periods ended June 30, 2009, we charged SNI $1.0 million and $2.9 million, respectively for services rendered under the terms of these agreements. In 2010 and 2009, SNI reimbursed us $6 million and $16 million, respectively for its share of estimated taxes prior to the Spin-off under the Tax Allocation Agreement.
In the second quarter of 2010 we agreed to settle the audit of certain municipal tax returns for $700,000. Under the Tax Allocation agreement, SNI will reimburse us for this amount, since it related to operations of SNI prior to the spin-off.
At June 30, 2010, we recorded a $9.3 million income tax receivable for capital losses incurred by SNI subsequent to the spin-off. Under the terms of the Tax Allocation Agreement, these capital losses were carried back to our consolidated federal income tax returns for periods prior to the spin-off. We will pay SNI for the loss carryback when the refund claim is received from the IRS.

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
Executive Overview
The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in newspaper publishing and television stations. The company’s portfolio of media properties includes: daily and community newspapers in 13 markets and 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent station.
We closed the sale of United Feature Syndicate, Inc. (“UFS”) character licensing business (“UML”) in the second quarter of 2010 for $175 million in cash. The operations of the character licensing business and the $162 million pre-tax gain on sale are classified as discontinued operations for all periods presented. We used $65 million of the proceeds from the sale of UML to make a contribution to our defined benefit pension plans.
We are optimistic about the improving business climate in which our local television stations operate as the economy recovers from the recession. We have seen an improvement in the flow of advertising in all of our television markets, and key television revenue categories have shown year-over-year growth. The rate of decline in newspaper advertising revenues continued to moderate in the second quarter. We expect the year-over-year increase in television advertising revenues to exceed 30% in the third quarter and the rate of decline in newspaper advertising revenues to moderate slightly in the third quarter.
In 2009 we began a reorganization of the operations of our newspaper division. Where we had previously operated each of our newspapers as independent businesses within their markets, we are now managing our newspaper business vertically by function. We expect these efforts to focus local management in each market on news coverage and revenue-producing activities. One of the primary benefits of this reorganization is to implement successful products and revenue-producing strategies across all markets with greater speed and efficiency. The new structure also enables us to standardize and centralize functions that do not require a physical presence in the markets, producing significant cost efficiencies. Implementing the reorganization plan, known as “Scripps 3.0,” is a major focus of the newspaper division. Our Scripps 3.0 initiative may result in additional reductions in-force and the deployment of new software systems.
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

Year-over-year operating costs in the first half of the year benefited from cost reduction initiatives we undertook late in the first quarter of 2009. Cost comparisons in later quarters will be more difficult as subsequent quarters of 2009 include the benefit of those cost reduction initiatives.
We had no outstanding borrowings under our revolving credit facility as of June 30, 2010. Cash and short-term investments were $140 million as of June 30, 2010.
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
Consolidated Results of Operations
Consolidated results of operations were as follows:

		Quarter Period			Year-to-date
(in thousands, except per share data)	2010	Change	2009	2010	Change	2009

Operating revenues	$188,785	5.2%	$179,450	$373,065	1.7%	$366,846
Costs and expenses less separation and restructuring costs	(170,254)	2.7%	(165,809)	(340,068)	(5.8)%	(360,837)
Restructuring costs	(3,720)		(1,441)	(7,063)		(2,934)
Depreciation and amortization	(11,577)	9.2%	(10,605)	(23,196)	4.6%	(22,186)
Impairment of goodwill and indefinite-lived assets	—		—	—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	(22)		(304)	(735)		(357)

Operating income (loss)	3,212		1,291	2,003		(235,881)
Interest expense	(845)		(317)	(1,693)		(409)
Miscellaneous, net	1,298		588	911		(1,021)

Income (loss) from continuing operations before income taxes	3,665		1,562	1,221		(237,311)
Benefit (provision) for income taxes	(1,817)		772	(1,438)		31,707

Income (loss) from continuing operations	1,848		2,334	(217)		(205,604)
Income (loss) from discontinued operations, net of tax	97,659		(81)	98,844		(12,990)

Net income (loss)	99,507		2,253	98,627		(218,594)
Net income (loss) attributable to noncontrolling interests	—		—	—		(147)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$99,507		$2,253	$98,627		$(218,447)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.03		$.04	$.00		$(3.83)
Income (loss) from discontinued operations	1.53		.00	1.55		(.24)

Net income (loss) per basic share of common stock	$1.56		$.04	$1.54		$(4.08)

Net income (loss) per share amounts may not foot since each is calculated independently.
Continuing Operations
Operating results include a number of items that affect the comparisons of 2010 to 2009. The most significant of these items are as follows:
•	In the first quarter of 2009, we recorded $216 million in impairment charges to write-down the value of our Television goodwill and one of our FCC licenses.

•	In the second quarter of 2009, we recorded a $1.0 million curtailment gain ($3.1 million charge year-to-date) related to the decision to freeze the accrual of benefits in our defined benefit pension plans covering a majority of employees.

•	Restructuring charges were $3.7 million in the second quarter ($7.1 million year-to-date) of 2010 and $1.4 million ($2.9 million year-to-date) in 2009. The charges relate to the reorganization of our newspaper and television operations.

In the first half of 2010, we have experienced an improving business climate as the economy recovers from the recession. We have seen a moderation in the rate of decline of our newspaper advertising revenues and improved advertising volumes and higher rates in all of our television markets. Our local media businesses derive much of their advertising from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during the recession.
Excluding $3.1 million in costs associated with freezing the accrual of pension benefits recorded in the first half of 2009, and the restructuring costs for 2010 and 2009, costs and expenses declined by $17.7 million for the six months of 2010 compared with the first half of 2009. We have reduced the number of employees in our newspaper and television divisions by approximately 10% in the first half of this year compared to the first half of last year. Late in the first quarter of 2009, we took actions to reduce employee pay and benefits. The combined effects of the reduction in the number of employees and reductions in pay and benefits led to a $17.2 million decrease in employee compensation and benefits for the first half of 2010 compared with the first half of 2009. Year-to-date newsprint costs declined by $7.5 million in 2010 as compared to 2009 due to 16% decrease in both consumption and newsprint prices. Programs and program licenses increased in the year-to-date period primarily due to the accrual of estimated network affiliation fees we expect to pay upon the execution of a new affiliation agreement with ABC and the restoration of marketing and promotional spending in most of our television markets.
Cost comparisons for the second quarter period were more difficult than for the first half of the year. Excluding restructuring costs for 2010 and 2009, costs and expenses increased by $3.3 million year-over-year, including performance and incentive bonuses. The second quarter of 2010 includes the accrual of bonuses for the first half of the year while bonuses accrued in the first quarter of 2009 were reversed in the second quarter of 2009 upon suspension of the bonus program. Certain compensation programs that were eliminated late in the first and early in the second quarter of 2009 were restored in the second quarter of 2010. Costs and expenses in the second quarter of 2010 also increased due to the accrual of estimated network affiliation fees we expect to pay ABC and marketing and promotional spending in the second quarter of 2010. Newsprint costs decreased by $1.8 million in the second quarter of 2010 compared to the second quarter of 2009 due to a 14% decline in consumption and a 4% decrease in newsprint prices.
Cost comparisons in the second half of 2010 will be more difficult as we continue to cycle against the headcount and compensation program adjustments made in the first half of 2009. In addition, newsprint prices in the second half of 2010 are expected to be approximately 25% higher than in the second half of 2009.
Interest expense increased in the second quarter and year-to-date period since we are no longer capitalizing interest for the construction of our new production facility in Naples.
The effective income tax rate for continuing operations was 118% and 13.4% for the six months ended 2010 and 2009, respectively. The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full-year period, we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The effective income tax rate for continuing operations was 118% for the six months ended June 30, 2010. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, the accrual of taxes and interest for uncertain tax positions and non-deductible expenses.
The write-down to the carrying value of Television goodwill in 2009 included $150 million of goodwill that is not deductible for income taxes.
Discontinued Operations — Discontinued operations includes the results of the Rocky Mountain News, which ceased publication in February 2009 and the operating results and after-tax gain on sale of our licensing business, which was sold during the second quarter of 2010.

Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

		Quarter Period			Year-to-date
(in thousands)	2010	Change	2009	2010	Change	2009

Segment operating revenues:

Newspapers	$107,988	(4.0)%	$112,538	$220,600	(5.6)%	$233,634
Television	74,810	22.4%	61,098	141,649	16.6%	121,504
Syndication and other	5,987	3.0%	5,814	10,816	(7.6)%	11,708

Total operating revenues	$188,785	5.2%	$179,450	$373,065	1.7%	$366,846

Segment profit (loss):

Newspapers	$14,561	(5.6)%	$15,430	$31,130	69.4%	$18,377
JOAs and newspaper partnerships	—		78	—		(211)
Television	13,309		4,849	19,953		2,436
Syndication and other	(192)	(54.2)%	(419)	(1,299)	58.8%	(818)
Corporate amd shared services	(9,147)	48.1%	(6,175)	(16,787)	20.0%	(13,987)

Depreciation and amortization	(11,577)		(10,605)	(23,196)		(22,186)
Impairment of goodwill and indefinite-lived assets	—		—	—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	(22)		(304)	(735)		(357)
Interest expense	(845)		(317)	(1,693)		(409)
Restructuring costs	(3,720)		(1,441)	(7,063)		(2,934)
Miscellaneous, net	1,298		466	911		(809)

Income (loss) from continuing operations before income taxes	$3,665		$1,562	$1,221		$(237,311)

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
Operating results for our newspaper business were as follows:

		Quarter Period			Year-to-date
(in thousands)	2010	Change	2009	2010	Change	2009

Segment operating revenues:
Local	$21,693	(8.1)%	$23,614	$45,464	(9.4)%	$50,166
Classified	22,118	(8.4)%	24,142	43,907	(13.5)%	50,784
National	4,527	(10.1)%	5,034	9,562	(13.2)%	11,016
Online	6,934	(5.5)%	7,336	13,653	(6.8)%	14,650
Preprint and other	18,026	(6.5)%	19,278	35,889	(6.9)%	38,547

Newspaper advertising	73,298	(7.7)%	79,404	148,475	(10.1)%	165,163
Circulation	29,698	4.0%	28,565	61,842	4.5%	59,202
Other	4,992	9.3%	4,569	10,283	10.9%	9,269

Total operating revenues	107,988	(4.0)%	112,538	220,600	(5.6)%	233,634

Segment costs and expenses:
Employee compensation and benefits	46,052	(5.2)%	48,594	93,939	(15.2)%	110,714
Newsprint and press supplies	11,338	(17.9)%	13,813	23,316	(26.8)%	31,862
Distribution services	11,746	16.6%	10,077	23,558	13.6%	20,742
Other costs and expenses	24,291	(1.4)%	24,624	48,657	(6.3)%	51,939

Total costs and expenses	93,427	(3.8)%	97,108	189,470	(12.0)%	215,257

Segment profit	$14,561	(5.6)%	$15,430	$31,130	69.4%	$18,377

Revenues
We continued to see moderation in the rate of decline in newspaper advertising revenues as the economy begins to recover from the recession. Advertising revenues decreased 8% year-over-year in the second quarter and 12% year-over-year in the first quarter of 2010, respectively. Newspaper advertising revenues declined 20% and 27% year-over-year in the fourth quarter and the third quarter of 2009, respectively. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. The decline in online ad revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Pure play online advertising revenue rose 14% in the quarter and 18% year-to-date.
We have made changes to the business model which we operate with our newspaper distributors in certain of our markets. We are continuing a transition to a model in which we pay most independent distributors on a per-unit basis. Under this model, we recognize revenue at higher retail rates and record the per-unit cost as a charge to distribution expense. The change in the business model increased reported circulation revenue by $2.0 million in the second quarter of 2010 and $3.9 million year-to-date. Adjusting for the change in the business model, circulation revenue decreased by 3.0% for the second quarter and by 2.2% year-to-date.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.

Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $2.5 million in the second quarter and by $8.7 million year-to-date due to freezing the accrual of service credits in plans covering a majority of our newspaper employees effective July 1, 2009. Pension costs in the first half of 2009 also include $2.4 million in curtailment charges related to the service credit freeze. Excluding pension costs, employee compensation and benefits in the second quarter of 2010 were flat compared with the second quarter of 2009. Employee costs and benefits decreased 8% year-over-year for the year-to-date period. Attrition resulted in an approximate 11% decrease in the number of employees in the year-to-date period. In addition, during 2009 we eliminated bonuses (partially reinstated in the second quarter of 2010) and reduced employee pay.
Newsprint press supplies decreased by $2.5 million in the second quarter primarily due to a $1.8 million decline in newsprint cost. The decline in newsprint cost was due to a 14% decline in consumption and a 4% decrease in newsprint prices. Newsprint press supplies decreased by $8.5 million in the year-to-date period primarily due to a $7.5 million decline in newsprint cost. The decline in newsprint cost was due to a 16% decrease in both consumption and newsprint prices.
Distribution service costs increased in the second quarter and year-to-date period as a result of the change in the business model we operate with our distributors in certain markets.
Other costs and expenses decreased in 2010 due to lower bad debt expenses as well as reductions in other expense categories.
Year-over-year cost comparisons will be more difficult in the second half of 2010 as we cycle against the cuts in compensation and benefit programs made in early 2009. In addition, newsprint prices are expected to be approximately 25% higher in the second half of 2010 compared with the second half of 2009.

Television
Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. Through 2009 we received compensation from the networks for carrying their programming. We are currently negotiating the renewal of our affiliation agreement with ABC and will begin negotiating the renewal of our affiliation agreement with NBC later this year. These networks are seeking arrangements to have affiliates share in funding network programming costs and to eliminate network compensation historically paid to such affiliates. We cannot at this time predict the outcome of our negotiations with ABC or NBC, but we expect the renewal agreement with ABC will require us to make payments for their programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.
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
Operating results for television were as follows:

		Quarter Period			Year-to-date
(in thousands)	2010	Change	2009	2010	Change	2009

Segment operating revenues:
Local	$42,295	13.3%	$37,326	$82,034	12.4%	$72,970
National	22,214	31.5%	16,892	42,425	20.3%	35,264
Political	4,386		333	5,226		510
Network compensation	220	(88.7)%	1,943	993	(75.2)%	3,999
Other	5,695	23.7%	4,604	10,971	25.2%	8,761

Total segment operating revenues	74,810	22.4%	61,098	141,649	16.6%	121,504

Segment costs and expenses:
Employee compensation and benefits	30,032	5.1%	28,567	59,689	(6.5)%	63,808
Programs and program licenses	15,149	16.8%	12,969	29,573	14.3%	25,876
Other costs and expenses	16,320	10.9%	14,713	32,434	10.4%	29,384

Total segment costs and expenses	61,501	9.3%	56,249	121,696	2.2%	119,068

Segment profit	$13,309		$4,849	$19,953		$2,436

Revenues
We have experienced an improvement in the flow of advertising in all of our markets, and key television revenue categories have shown year-over-year growth. The rate of improvement in advertising revenues increased throughout the second quarter and the first six months of the year, with advertising revenues, excluding political advertising, up 19% in the second quarter year-over-year and up 15% in the year-to-date period. Automotive advertising increased 84% in the second quarter and 72% in the year-to-date period compared with the prior year. Automotive advertising revenues in 2009 were impacted by the weakened financial condition of the large automotive manufacturers.
Network compensation revenue decreased in the second quarter (and year-to-date period) of 2010 compared with 2009 due to the expiration of our ABC network affiliation agreements in January 2010. We continue to operate under one-month extensions while we negotiate a long-term network affiliation agreement with ABC.

Other revenues include retransmission fees received from cable television systems and Scripps Networks Interactive. As our retransmission rights revert to us from SNI, we have negotiated higher fees with cable television and direct broadcast satellite systems.
Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $1.0 million in the second quarter and by $4.7 million year-to-date due to freezing the accrual of service credits in plans covering a majority of our television employees effective July 1, 2009. Pension costs in 2009 also include $1.1 million in curtailment charges related to the benefit accrual freeze. Excluding pension costs, employee compensation and benefits increased by 9% in the second quarter and 1% year-to-date. The 2009 second quarter period includes the effects of temporary pay reductions, which have since been restored, and the elimination of bonus programs, which were partially restored in the second quarter of 2010.
Programs and program licenses in 2010 include an estimate of network affiliation fees we expect to pay upon the execution of a new affiliation agreement with ABC, which is the primary reason for the quarter and year-to-date increases year-over-year.
Second quarter and year-to-date other costs and expenses increased primarily due to the cost associated with transitioning to a new national representation contract as well as increases in promotional spending during the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our cash flow from operations and available borrowings under our credit facility.
We completed the sale of United Media Licensing in the second quarter of 2010, receiving $163 million in cash, net of cash expenses on the sale.
Cash flow from continuing operating activities decreased in the first half of 2010 by $66 million compared to the first half of 2009, primarily due to $66 million in cash contributions we made to our defined benefit pension plans. In the first half of 2009, we received $16 million from SNI for the reimbursement of taxes we paid in 2008 on income attributable to SNI for periods prior to the spin-off. In the first half of 2010, we received $6 million from SNI for final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal taxes paid in 2008.
Capital expenditures in the first half of 2010 were $4.2 million, down from $24.0 million in the prior year. Capital expenditures in 2009 primarily related to the construction of our Naples, Fla., newspaper facility. We completed the construction of this facility in the third quarter of 2009. Capital expenditures for the remainder of 2010 are expected to be approximately $15 million.
At June 30, 2010, we had borrowing capacity of $118 million under our Revolver and held cash and short-term investments of $140 million. We will carry back losses incurred in 2009 against taxes paid in prior years when we file our 2009 tax return and expect to receive refunds of at least $57 million. We expect to make estimated payments on our 2010 tax liability of approximately $46 million in the second half of 2010.
We expect that our cash and short-term investments and cash flow from operating activities, including net tax refunds, will be sufficient to meet our operating and capital needs over the next twelve months.
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
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2010.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2010			As of December 31, 2009
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—		$34,900	$34,900
Other notes	935	935		1,016	1,016

Total long-term debt including current portion	$935	$935		$35,916	$35,916

Financial instruments subject to market value risk:
Other equity securities	$10,407	$ (a	)	$10,405	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
In October 2008, we entered into a 2 year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month libor rate and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting standards and changes in fair value are recorded in miscellaneous, net with a corresponding adjustment to other long-term liabilities. The fair value at June 30, 2010 and December 31, 2009 was a liability of $0.4 million and $0.8 million, respectively, which is included in other liabilities.

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