Form 10-Q
period 2010-09-30
SCRIPPS E W CO /DE
filed 2010-11-02
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 28, 2010 there were 45,993,507 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2010

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

THE E. W. SCRIPPS COMPANY
Dated: November 2, 2010	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller (Principal Accounting Officer)

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$169,488	$7,681
Short-term investments	24,599	12,180
Accounts and notes receivable (less allowances — $3,724 and $4,246)	99,122	115,245
Inventory	7,707	6,989
Deferred income taxes	16,614	16,614
Income taxes receivable	17,120	62,559
Assets of discontinued operations	—	24,948
Miscellaneous	11,726	11,959

Total current assets	346,376	258,175

Investments	10,469	10,660
Property, plant and equipment	392,132	417,745
Intangible assets	23,444	23,635
Deferred income taxes	33,391	57,132
Miscellaneous	12,544	13,176
Assets of discontinued operations — noncurrent	—	5,825

TOTAL ASSETS	$818,356	$786,348

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2010	2009

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,500	$25,172
Customer deposits and unearned revenue	30,720	26,773
Accrued liabilities:
Employee compensation and benefits	40,787	29,124
Income taxes payable	11,114	—
Miscellaneous	21,181	21,763
Liabilities of discontinued operations	—	24,362
Other current liabilities	15,248	8,066

Total current liabilities	149,550	135,260

Long-term debt	893	35,916

Liabilities of discontinued operations — noncurrent	—	369
Other liabilities (less current portion)	114,586	181,552

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 45,913,742 and 42,742,190 shares	459	427
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	578	546
Additional paid-in capital	550,940	531,754
Retained earnings (accumulated deficit)	86,816	(10,946)
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(87,740)	(92,049)
Foreign currency translation adjustment	—	590

Total The E.W. Scripps Company shareholders’ equity	550,594	429,895
Noncontrolling interest	2,733	3,356

Total equity	553,327	433,251

TOTAL LIABILITIES AND EQUITY	$818,356	$786,348

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Operating Revenues:
Advertising	$142,783	$130,410	$425,357	$411,228
Circulation	28,780	27,309	90,622	86,511
Other	12,024	11,354	40,673	38,180

Total operating revenues	183,587	169,073	556,652	535,919

Costs and Expenses:
Employee compensation and benefits	88,609	86,992	261,062	276,635
Programs and program licenses	15,274	13,228	44,847	39,104
Newsprint and press supplies	11,795	10,219	35,111	42,081
Other costs and expenses	52,786	53,278	167,512	166,734
Restructuring costs	3,206	1,221	10,269	4,155

Total costs and expenses	171,670	164,938	518,801	528,709

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,385	10,362	32,881	31,445
Amortization of intangible assets	339	382	1,039	1,485
Impairment of goodwill and indefinite-lived assets	—	—	—	216,413
(Gains) losses, net on disposal of property, plant and equipment	525	(130)	1,260	227

Net depreciation, amortization and losses	11,249	10,614	35,180	249,570

Operating income (loss)	668	(6,479)	2,671	(242,360)
Interest expense	(741)	(1,149)	(2,434)	(1,558)
Miscellaneous, net	39	702	950	(319)

Income (loss) from continuing operations before income taxes	(34)	(6,926)	1,187	(244,237)
Provision (benefit) for income taxes	(5,459)	(1,235)	(4,021)	(32,942)

Income (loss) from continuing operations, net of tax	5,425	(5,691)	5,208	(211,295)
Income (loss) from discontinued operations, net of tax	820	2,430	99,664	(10,560)

Net income (loss)	6,245	(3,261)	104,872	(221,855)
Net income (loss) attributable to noncontrolling interests	—	—	—	(147)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$6,245	$(3,261)	$104,872	$(221,708)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.08	$(.11)	$.08	$(3.93)
Income (loss) from discontinued operations	.01	.05	1.56	(.20)

Net income (loss) per basic share of common stock	$.10	$(.06)	$1.64	$(4.13)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.08	$(.11)	$.08	$(3.93)
Income (loss) from discontinued operations	.01	.05	1.55	(.20)

Net income (loss) per diluted share of common stock	$.10	$(.06)	$1.64	$(4.13)

See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(in thousands)	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$104,872	$(221,855)
(Income) loss from discontinued operations	(99,664)	10,560

Income (loss) from continuing operations	5,208	(211,295)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	33,920	32,930
Impairment of goodwill and indefinite-lived assets	—	216,413
Losses on sale of property, plant and equipment	1,260	227
Deferred income taxes	18,816	19,141
Excess tax benefits of share-based compensation plans	(10,346)	—
Stock and deferred compensation plans	7,518	6,204
Pension expense, net of payments	(62,561)	20,323
Other changes in certain working capital accounts, net	51,531	16,401
Miscellaneous, net	(2,377)	(960)

Net cash provided by continuing operating activities	42,969	99,384
Net cash provided by (used in) discontinued operating activities	6,509	(13,843)

Net operating activities	49,478	85,541

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	480	72
Additions to property, plant and equipment	(11,778)	(35,389)
Increase in short-term investments	(12,419)	(124)
Increase (decrease) in investments	193	(3,376)
Purchase of intangible assets	(850)	—
Miscellaneous, net	—	76

Net cash used in continuing investing activities	(24,374)	(38,741)
Net cash provided by (used in) discontinued investing activities	162,675	(150)

Net investing activities	138,301	(38,891)

Cash Flows from Financing Activities:
Net payments on variable rate credit facility	(34,900)	(31,711)
Payments of financing costs	—	(3,062)
Dividends paid to noncontrolling interest	(623)	—
Proceeds from exercise of stock options	5,275	1,820
Tax payments related to shares withheld for vested stock and RSUs	(11,881)	—
Excess tax benefits from share-based compensation plans	10,346	—
Miscellaneous, net	582	(8,665)

Net cash used in continuing financing activities	(31,201)	(41,618)

Change in cash — discontinued operations	5,229	(272)

Increase in cash and cash equivalents	161,807	4,760

Cash and cash equivalents:
Beginning of period	7,681	3,869

End of period	$169,488	$8,629

Supplemental Cash Flow Disclosures
Income taxes paid	30,779	3,258

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net loss			(221,708)		(147)	(221,855)
Spin-off of SNI (Note 14)			7,749	1,536		9,285
Changes in defined pension plans				43,398		43,398
Currency translation adjustment				(30)		(30)
Compensation plans: 718,142 net shares issued	7	9,518				9,525

As of September 30, 2009	$545	$533,377	$(13,132)	$(88,751)	$3,251	$435,290

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net income			104,872			104,872
Spin-off of SNI (Note 14)			(7,115)			(7,115)
Dividends paid to noncontrolling interests					(623)	(623)
Changes in defined pension plans				4,309		4,309
Currency translation adjustment				(590)		(590)
Excess tax benefits of compensation plans		16,653				16,653
Compensation plans: 3,171,652 net shares issued*	32	2,533	5			2,570

As of September 30, 2010	$578	$550,940	$86,816	$(87,740)	$2,733	$553,327

*	Net of $11,881 of tax payments related to shares withheld for vested stock and RSUs.
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

Share-Based Compensation — On May 13, 2010, we adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”). The Plan replaces The E.W. Scripps 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”). The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Other Stock-Based Awards. We have reserved 3 million Class A Common Shares for issuance under the Plan. In addition, 1.5 million Class A Common Shares remain available under the 1997 Plan, and any shares previously granted under the 1997 Plan that are subsequently forfeited, terminated, settled in cash or used to satisfy tax withholding obligations become available for issuance under the 2010 Plan. The Plan terminates on February 15, 2020.
Share-based compensation costs for continuing operations totaled $3.4 million for the third quarter of 2010 and $2.0 million for the third quarter of 2009. Year-to-date share-based compensation costs for continuing operations totaled $9.0 million and $7.0 million in 2010 and 2009, respectively.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Numerator (for basic earnings per share)

Net income (loss) attributable to the shareholders of The E. W. Scripps Company	$6,245	$(3,261)	$104,872	$(221,708)
Less income allocated to unvested restricted stock and RSUs	(649)	—	(12,261)	—

Numerator for basic earnings per share	$5,596	$(3,261)	$92,611	$(221,708)

Denominator
Basic weighted-average shares outstanding	57,435	53,986	56,512	53,734
Effect of dilutive securities:
Stock options held by employees and directors	67	—	129	—

Diluted weighted-average shares outstanding	57,502	53,986	56,641	53,734

Anti-dilutive securities (1)	10,292	21,328	10,292	21,328

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the 2009 periods we incurred a net loss from continuing operations and the inclusion of unvested stock, RSU’s and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Changes — In June 2009, the FASB issued new accounting guidance which amended the consolidation guidance applicable to variable interest entities which was effective for us on January 1, 2010. The adoption of this new guidance did not have an impact on our financial condition or results of operations.
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
In connection with the sale, Iconix assumed UFS’s real estate lease, which expires in February 2016. We were not released from our obligations as guarantor of that lease by the lessor. Total remaining lease payments at September 30, 2010 are approximately $8.7 million. We believe that the likelihood of incurring future costs for this guarantee to be remote, and therefore we have not recorded a related liability.
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

Operating results of our discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Operating revenues:
UML	$—	$17,328	$27,979	$49,008
Rocky Mountain News	—	13	—	50

Total operating revenues	$—	$17,341	$27,979	$49,058

Income (loss) from discontinued operations:
Gain on sale of Licensing, before tax	$(311)	$—	$161,690	$—
Income (loss) from discontinued operations, before tax:
UML	(324)	3,678	3,676	9,172
Rocky Mountain News	2,560	430	2,560	(21,587)
Income tax (expense) benefit	(1,105)	(1,678)	(68,262)	1,855

Income (loss) from discontinued operations, net of tax	$820	$2,430	$99,664	$(10,560)

4. OTHER CHARGES AND CREDITS
2010 — Restructuring costs include the costs to restructure our newspaper and television operations. These costs before taxes were $3.2 million in the third quarter and $10.3 million year-to-date.
2009 — Restructuring costs include the costs to separate and install separate information systems as well as other costs related to our separation from Scripps Networks Interactive, Inc. (“SNI”). These costs before taxes were $1.2 million in the third quarter and $4.2 million year-to-date.
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
The effective income tax rate for continuing operations was 339% for the nine months ended September 30, 2010. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, the change in our reserve for uncertain tax positions and non-deductible expenses.

The effective income tax rate for continuing operations was 13.4% for the nine months ended September 30, 2009. The primary difference between this rate and the U.S. Federal statutory rate of 35% is that approximately $150 million of the goodwill impairment recorded is not deductible for income tax purposes.
At September 30, 2010, we had net deferred tax assets of $50 million. We assess the realizability of our deferred tax assets as of each balance sheet date and record a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the timing of the reversal of temporary differences giving rise to the deferred tax assets, the generation of taxable income in the periods in which the temporary differences reverse, or, if taxable income is not expected in those periods, the ability to use the resulting tax losses to recover taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. Our current estimates of future taxable income could change based on economic conditions or our operating performance, which could require a valuation allowance to be recorded in future reporting periods.
State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.
Our liability for uncertain tax positions increased by $4.2 million for the nine months ended September 30, 2010. There was an increase of $8.0 million primarily due to accruals for tax issues related to unitary vs. separate state filing positions which was offset by a release of $3.8 million related to the effective settlement of certain of our state filing positions.
Under the Tax Allocation Agreement between Scripps and SNI, SNI is responsible for its own pre-spin-off tax obligations. However due to regulations governing the U.S. federal consolidated tax return and certain combined state tax returns, we remain severally liable for SNI’s pre-spin-off federal taxes as well as certain state taxes. The September 30, 2010, liability for uncertain tax positions includes approximately $10 million of state taxes which, if paid by us, would be reimbursed by SNI.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2010	2009

Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$5,641	$5,641
Customer lists	12,469	12,469
Other	6,942	6,092

Total carrying amount	25,052	24,202

Accumulated amortization:
Television network affiliation relationships	(1,848)	(1,617)
Customer lists	(8,449)	(7,831)
Other	(4,506)	(4,314)

Total accumulated amortization	(14,803)	(13,762)

Net amortizable intangible assets	10,249	10,440

Indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$23,444	$23,635

Activity related to goodwill by business segment was as follows:

		Syndication
(in thousands)	Television	and Other	Total

Goodwill:
Balance as of December 31, 2008	$215,414	$18	$215,432
Impairment of goodwill	(215,414)	—	(215,414)
Other adjustments	—	(18)	(18)

Balance as of September 30, 2009	$—	$—	$—

Estimated amortization expense of intangible assets for each of the next five years is expected to be $0.3 million for the remainder of 2010, $1.3 million in 2011, $1.0 million in 2012, $0.9 million in 2013, $0.7 million in 2014, $0.7 million in 2015 and $5.3 million in later years.
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
7. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2010	2009

Variable rate credit facility	$—	$34,900
Other notes	893	1,016

Total long-term debt	$893	$35,916

Fair value of long-term debt*	$893	$35,916

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
On October 20, 2010, we amended our Amended and Restated Revolving Credit Agreement (Agreement), which expires June 30, 2013. Under the amended agreement, the maximum amount of availability under the facility is $100 million. Borrowings under the Agreement are limited to a borrowing base, as follows:
a)	100% of cash maintained in a blocked account (up to $20 million),

b)	85% of eligible accounts receivable,

c)	40% of eligible newsprint inventory, and

d)	50% of the fair market value of eligible real property (limited to $25 million).
At September 30, 2010, prior to the amendment, we had borrowing capacity of $111 million under our credit facility.

Under the terms of the Agreement we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment. If at any time, the amount of excess availability (defined as the amount by which the borrowing base exceeds the aggregate borrowings and letters of credit under the Agreement) is equal to or less than $30 million, we must then maintain a fixed charge coverage ratio (as defined therein) of at least 1.1 to 1.0.
The 2010 Amendment will allow us to make acquisitions or return capital of up to $150 million, respectively, over the remaining term of the Credit Facility, up to a maximum aggregate of $200 million.
Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the credit facility was 3.0% at September 30, 2010 and December 31, 2009.
Commitment fees of 0.50% per annum of the total unused commitment are payable under the credit facility.
As of September 30, 2010, and December 31, 2009, we had outstanding letters of credit totaling $10.4 million and $9.7 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on the 3-month LIBOR and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting principles and changes in fair value are recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at September 30, 2010, and December 31, 2009, was $0.2 million liability and $0.8 million liability, respectively. For the nine-months ended September 30, 2010, a $0.6 million gain was recorded in miscellaneous, net while a $0.2 million loss was recorded for the nine-months ended September 30, 2009.
8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2010	2009

Employee compensation and benefits	$16,197	$17,805
Liability for pension benefits	54,039	124,412
Liabilities for uncertain tax positions	29,666	25,490
Other	14,684	13,845

Other liabilities (less current portion)	$114,586	$181,552

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
The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	September 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$24,599	$24,599	$—	$—

Liabilities:
Interest rate swap	$204	$—	$204	$—

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$12,180	$12,180	$—	$—

Liabilities:
Interest rate swap	$844	$—	$844	$—
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
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) attributable to The E. W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$5,425	$(5,691)	$5,208	$(211,148)
Income (loss) from discontinued operations, net of tax	820	2,430	99,664	(10,560)

Net income (loss)	$6,245	$(3,261)	$104,872	$(221,708)

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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009. Our matching contributions were reinstated effective July 2010.
Other union-represented employees are covered by union-sponsored multi-employer plans.
The components of the benefit plans expense consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Service cost	$130	$759	$436	$5,282
Interest cost	6,199	6,634	18,935	19,969
Expected return on plan assets, net of expenses	(6,055)	(4,974)	(18,133)	(15,376)
Amortization of prior service cost	4	43	14	334
Amortization of actuarial loss	954	1,270	3,068	7,701
Curtailment loss	8	—	58	5,111

Total for defined benefit plans	1,240	3,732	4,378	23,021
Multi-employer plans	112	260	451	579
SERP	350	349	909	242
Defined contribution plans	887	—	887	1,316

Net periodic benefit cost	2,589	4,341	6,625	25,158
Allocated to discontinued operations	—	(201)	(103)	(2,145)

Net periodic benefit cost — continuing operations	$2,589	$4,140	$6,522	$23,013

We contributed $2.0 million to fund current benefit payments for our SERP during the first three quarters of 2010. We anticipate contributing an additional $2.9 million to fund the SERP’s benefit payments during the remainder of 2010. We contributed $66.4 million to our defined benefit plans during the nine months ended September 30, 2010.
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

Information regarding our business segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Segment operating revenues:

Newspapers	$100,416	$104,397	$321,016	$338,031
Television	78,515	59,782	220,164	181,286
Syndication and other	4,656	4,894	15,472	16,602

Total operating revenues	$183,587	$169,073	$556,652	$535,919

Segment profit (loss):

Newspapers	$6,645	$10,875	$37,775	$29,252
JOAs and newspaper partnerships	—	—	—	(211)
Television	17,658	3,057	37,611	5,493
Syndication and other	(1,072)	(537)	(2,371)	(1,355)
Corporate and shared services	(8,108)	(8,039)	(24,895)	(22,025)
Depreciation and amortization	(10,724)	(10,744)	(33,920)	(32,930)
Impairment of goodwill and indefinite-lived assets	—	—	—	(216,413)
Gains (losses), net on disposal of property, plant and equipment	(525)	130	(1,260)	(227)
Interest expense	(741)	(1,149)	(2,434)	(1,558)
Restructuring costs	(3,206)	(1,221)	(10,269)	(4,155)
Miscellaneous, net	39	702	950	(108)

Income (loss) from continuing operations before income taxes	$(34)	$(6,926)	$1,187	$(244,237)

Depreciation:

Newspapers	$6,099	$5,715	$19,251	$17,026
Television	4,083	4,305	12,790	13,399
Syndication and other	86	149	371	464
Corporate and shared services	117	193	469	556

Total depreciation	$10,385	$10,362	$32,881	$31,445

Amortization of intangibles:

Newspapers	$243	$297	$756	$1,234
Television	96	85	283	251

Total amortization of intangibles	$339	$382	$1,039	$1,485

Additions to property, plant and equipment:

Newspapers	$16	$11,804	$680	$34,069
JOAs and newspaper partnerships	—	17	—	17
Television	4,320	3,677	7,440	5,156
Syndication and other	65	23	186	177
Corporate and shared services	101	43	391	138

Total additions to property, plant and equipment	$4,502	$15,564	$8,697	$39,557

No single customer provides more than 10% of our revenue.

13. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) attributable to the shareholders of The E. W. Scripps Company	$6,245	$(3,261)	$104,872	$(221,708)
Changes in defined pension plans, net of tax of $(1,661) and $(2,463)	2,872	1,542	4,309	43,398
Currency translation adjustment, net of tax of $0 and $0	—	71	43	(30)

Total comprehensive income (loss)	$9,117	$(1,648)	$109,224	$(178,340)

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
For the three-and-nine-month periods ended September 30, 2009, we charged SNI $0.1 million and $2.9 million, respectively for services rendered under the terms of these agreements. We paid SNI $0.5 million for the nine-months ended September 30, 2009 for services rendered under the terms of these agreements. In 2010 and 2009, SNI reimbursed us $6 million and $16 million, respectively for its share of estimated taxes prior to the Spin-off under the Tax Allocation Agreement.
In the second quarter of 2010 we agreed to settle the audit of certain municipal tax returns for $700,000. Under the Tax Allocation agreement, SNI reimbursed us for this amount, since it related to operations of SNI prior to the spin-off. SNI has also agreed to pay $3.7 million to settle state audits, since it related to operations of SNI prior to the spin-off.
During 2010 we filed a carryback claim for $9.3 million of capital losses incurred by SNI subsequent to the spin-off. Under the terms of the Tax Allocation Agreement, these capital losses were carried back to our consolidated federal income tax returns for periods prior to the spin-off. We paid SNI for the loss carryback when the refund claim was received from the IRS.
In 2010, a $7.1 million adjustment was recorded to the net assets distributed to the shareholders of SNI for the finalization of deferred tax assets related to the prior operations of SNI.
15. SUBSEQUENT EVENT
In October 2010, concurrent with amending our credit agreement, the board of directors has authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012.

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
On October 20, 2010, we amended our secured revolving credit agreement to provide us with the flexibility to return capital to shareholders and/or invest in acquisitions up to a combined total of $200 million through June 2013. The amendment lowered the amount of the facility from $150 million to $100 million and reduced commitment fees.
At the same time, the board of directors in October authorized the repurchase of up to $75 million of the company’s Class A Common Shares by the end of 2012.
We closed the sale of United Feature Syndicate, Inc. (“UFS”) character licensing business (“UML”) in the second quarter of 2010 for $175 million in cash. The operations of the character licensing business and the $162 million pre-tax gain on sale are classified as discontinued operations for all periods presented. In June 2010, we used $65 million of the proceeds from the sale of UML to make a contribution to our defined benefit pension plans.
We are optimistic about the improving business climate in which our local television stations operate as the economy recovers from the recession. We have seen an improvement in the flow of advertising in all of our television markets, and key television revenue categories have shown year-over-year growth. Revenues in our television division were also bolstered by the increased political spending in the third quarter of 2010. The rate of decline in newspaper advertising revenues continued to moderate in the third quarter although at a slower rate than earlier in the year.
In 2009, we began a reorganization of the operations of our newspaper division. Where we had previously operated each of our newspapers as independent businesses within their markets, we are now managing our newspaper business vertically by function. These efforts are focusing local management in each market on news coverage and revenue-producing activities. One of the primary benefits of this reorganization is to be able to implement successful products and revenue-producing strategies across all markets with greater speed and efficiency. The new structure also enables us to standardize and centralize functions that do not require a physical presence in the markets, producing significant cost efficiencies. Implementing the reorganization plan, known as “Scripps 3.0,” is a major focus of the newspaper division. Our Scripps 3.0 initiative may result in additional reductions in-force and the deployment of new software systems.
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
We believe the business trends reported in the third quarter of 2010 will continue into the final three months of the year. In the fourth quarter, the year-over-year growth in television ad revenues is expected to be 35% to 40%, including $28 million in political advertising. The newspaper division is expected to continue experiencing a slight moderation in the decline of ad revenues.
During the fourth quarter, total newspaper expenses are expected to increase at a percentage rate in the low single digits, driven mostly by increases in the price of newsprint. Total television expenses are expected to increase at a percentage rate in the high single digits compared with the fourth quarter of 2009.

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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2010	Change	2009	2010	Change	2009

Operating revenues	$183,587	8.6%	$169,073	$556,652	3.9%	$535,919
Costs and expenses less restructuring costs	(168,464)	2.9%	(163,717)	(508,532)	(3.1)%	(524,554)
Restructuring costs	(3,206)		(1,221)	(10,269)		(4,155)
Depreciation and amortization	(10,724)	(0.2)%	(10,744)	(33,920)	3.0%	(32,930)
Impairment of goodwill and indefinite-lived assets	—		—	—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	(525)		130	(1,260)		(227)

Operating income (loss)	668		(6,479)	2,671		(242,360)
Interest expense	(741)		(1,149)	(2,434)		(1,558)
Miscellaneous, net	39		702	950		(319)

Income (loss) from continuing operations before income taxes	(34)		(6,926)	1,187		(244,237)
Benefit (provision) for income taxes	5,459		1,235	4,021		32,942

Income (loss) from continuing operations	5,425		(5,691)	5,208		(211,295)
Income (loss) from discontinued operations, net of tax	820		2,430	99,664		(10,560)

Net income (loss)	6,245		(3,261)	104,872		(221,855)
Net income (loss) attributable to noncontrolling interests	—		—	—		(147)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$6,245		$(3,261)	$104,872		$(221,708)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.08		$(.11)	$.08		$(3.93)
Income (loss) from discontinued operations	.01		.05	1.56		(.20)

Net income (loss) per basic share of common stock	$.10		$(.06)	$1.64		$(4.13)

Net income (loss) per share amounts may not foot since each is calculated independently.
Continuing Operations
Operating results include a number of items that affect the comparisons of 2010 to 2009. The most significant of these items are as follows:
•	In the first quarter of 2009, we recorded $216 million in impairment charges to write-down the value of our Television goodwill and one of our FCC licenses.
•	In the 2009 year-to-date period we recorded a $3.1 million curtailment loss related to the decision to freeze the accrual of benefits in our defined benefit pension plans covering a majority of employees.
•	Restructuring charges were $3.2 million in the third quarter ($10.3 million year-to-date) of 2010 and $1.2 million in the third quarter of ($4.2 million year-to-date) 2009. The charges relate to the reorganization of our newspaper and television operations.

In the first nine months of 2010, we have experienced an improving business climate as the economy recovers from the recession. We have seen a moderation in the rate of decline of our newspaper advertising revenues and higher rates in all of our television markets. Revenues in our television division were also bolstered by the increased political spending in the third quarter of 2010. Our local media businesses derive much of their advertising from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during the recession.
Excluding $3.1 million in costs associated with freezing the accrual of pension benefits recorded in the first nine months of 2009, and the restructuring costs for 2010 and 2009, costs and expenses declined by $12.9 million for the nine months of 2010 compared with the first nine months of 2009. We have reduced the number of employees in our newspaper and television divisions by approximately 8% in the first nine months of this year compared to the first nine months of last year. Late in the first quarter of 2009, we took actions to reduce employee pay and benefits. The combined effects of the reduction in the number of employees and reductions in pay and benefits led to a $15.6 million decrease in employee compensation and benefits for the first nine months of 2010 compared with the first nine months of 2009. Year-to-date newsprint costs declined by $6.3 million in 2010 as compared to 2009 due to a 14% decrease in consumption and a 6% decrease in newsprint prices. Programs and program licenses increased in the year-to-date period primarily due to the accrual of estimated network affiliation fees we expect to pay upon the execution of a new affiliation agreement with ABC and the restoration of marketing and promotional spending in most of our television markets.
During the third quarter we have cycled against most of the cost reductions from 2009 resulting in an increase in costs and expenses of 4% for the third quarter of 2010 compared to the third quarter of 2009. Excluding restructuring costs for 2010 and 2009, costs and expenses increased by $4.7 million for the third quarter of 2010 compared to the third quarter of 2009. The third quarter of 2010 includes the accrual of bonuses while there was no accrual for bonuses in the third quarter of 2009 due to the suspension of the bonus program. Certain compensation programs that were eliminated late in the first and early in the second quarter of 2009 were restored by the second quarter of 2010. Costs and expenses in the third quarter of 2010 also increased due to the accrual of network affiliation fees we expect to pay ABC and marketing and promotional spending in the third quarter of 2010. Newsprint costs increased by $1.2 million in the third quarter of 2010 compared to the third quarter of 2009 due to a 30% increase in newsprint prices which were partially offset by a 9% decrease in consumption.
Interest expense decreased in the third quarter of 2010 compared to the third quarter of 2009 due to lower borrowing levels in 2010. Interest expense in the 2010 year-to-date period increased compared to the 2009 year-to-date period since we are no longer capitalizing interest for the construction of our new production facility in Naples.
The effective income tax rate for continuing operations was 339% and 13.4% for the nine months ended 2010 and 2009, respectively. The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. To determine the annual effective income tax rate for the full-year period, we must estimate both the total income before income tax for the full year and the jurisdictions in which that income is subject to tax. The primary difference between the effective rate of 339% for 2010 and the U.S. Federal statutory rate of 35% is the impact of state taxes, the accrual of taxes and interest for uncertain tax positions and non-deductible expenses. The primary difference in the effective rate of 13.4% for 2009 and the U.S. Federal statutory rate was the write-down to the carrying value of Television goodwill in 2009 which included $150 million of goodwill that was not deductible for income taxes.
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

Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
(in thousands)	2010	Change	2009	2010	Change	2009

Segment operating revenues:

Newspapers	$100,416	(3.8)%	$104,397	$321,016	(5.0)%	$338,031
Television	78,515	31.3%	59,782	220,164	21.4%	181,286
Syndication and other	4,656	(4.9)%	4,894	15,472	(6.8)%	16,602

Total operating revenues	$183,587	8.6%	$169,073	$556,652	3.9%	$535,919

Segment profit (loss):

Newspapers	$6,645	(38.9)%	$10,875	$37,775	29.1%	$29,252
JOAs and newspaper partnerships	—			—		(211)
Television	17,658		3,057	37,611		5,493
Syndication and other	(1,072)		(537)	(2,371)		(1,355)
Corporate amd shared services	(8,108)	0.9%	(8,039)	(24,895)	13.0%	(22,025)

Depreciation and amortization	(10,724)		(10,744)	(33,920)		(32,930)
Impairment of goodwill and indefinite-lived assets	—		—	—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	(525)		130	(1,260)		(227)
Interest expense	(741)		(1,149)	(2,434)		(1,558)
Restructuring costs	(3,206)		(1,221)	(10,269)		(4,155)
Miscellaneous, net	39		702	950		(108)

Income (loss) from continuing operations before income taxes	$(34)		$(6,926)	$1,187		$(244,237)

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
Operating results for our newspaper business were as follows:

	Quarter Period			Year-to-date
(in thousands)	2010	Change	2009	2010	Change	2009

Segment operating revenues:
Local	$19,254	(10.4)%	$21,490	$64,718	(9.7)%	$71,656
Classified	20,836	(6.6)%	22,312	64,743	(11.4)%	73,096
National	4,414	(10.6)%	4,937	13,976	(12.4)%	15,953
Online	6,970	(4.2)%	7,278	20,623	(6.0)%	21,928
Preprint and other	16,799	(2.7)%	17,263	52,688	(5.6)%	55,810

Newspaper advertising	68,273	(6.8)%	73,280	216,748	(9.1)%	238,443
Circulation	28,780	5.4%	27,309	90,622	4.8%	86,511
Other	3,363	(11.7)%	3,808	13,646	4.4%	13,077

Total operating revenues	100,416	(3.8)%	104,397	321,016	(5.0)%	338,031

Segment costs and expenses:
Employee compensation and benefits	47,636	(4.0)%	49,608	141,575	(11.7)%	160,322
Newsprint and press supplies	11,289	10.5%	10,219	34,605	(17.8)%	42,081
Distribution services	11,369	14.8%	9,901	34,927	14.0%	30,643
Other costs and expenses	23,477	(1.3)%	23,794	72,134	(4.8)%	75,733

Total costs and expenses	93,771	0.3%	93,522	283,241	(8.3)%	308,779

Segment profit	$6,645	(38.9)%	$10,875	$37,775	29.1%	$29,252

Revenues
We continued to see moderation in the rate of decline in newspaper advertising revenues as the economy begins to recover from the recession. Advertising revenues decreased 7% year-over-year in the third quarter, 8% year-over-year in the second quarter and 12% year-over-year in the first quarter of 2010. Newspaper advertising revenues declined 20% and 27% year-over-year in the fourth quarter and the third quarter of 2009, respectively. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. The decline in online ad revenue is attributable to the weakness in print classified advertising, to which some of the online advertising is tied. Pure play online advertising revenue (advertising which is not tied to print advertising) makes up approximately 60% of total online advertising revenue for both the 2010 quarter-to-date and year-to-date periods. Pure play online advertising revenue rose 7% in the quarter to $4.2 million and rose 14% to $12.4 million year-to-date due to new initiatives put in place during 2010.
We have made changes to the business model which we operate with our newspaper distributors in certain markets. We have transitioned to a model in which we pay most independent distributors on a per-unit basis. Under this model, we recognize revenue at higher retail rates and record the per-unit cost as a charge to distribution expense. The change in the business model increased reported circulation revenue by $1.8 million in the third quarter of 2010 and $5.7 million year-to-date. Adjusting for the change in the business model, circulation revenue decreased by 1.0% for the third quarter and by 1.8% year-to-date.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.

Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $1.3 million in the third quarter and by $10.0 million year-to-date due to freezing the accrual of service credits in plans covering a majority of our newspaper employees effective July 1, 2009. Pension costs in the first nine months of 2009 also include $2.4 million in curtailment charges related to the service credit freeze. Excluding pension costs, employee compensation and benefits in the third quarter of 2010 decreased 2% compared with the third quarter of 2009. Employee costs and benefits decreased 6% year-over-year for the year-to-date period. The number of employees decreased approximately 10% in the year-to-date period. In addition, during 2009 we eliminated bonuses (partially reinstated in the second quarter of 2010) and reduced employee pay.
Newsprint and press supplies increased by $1.1 million in the third quarter primarily due to a $1.2 million increase in newsprint cost. The increase in newsprint cost was due to a 30% increase in newsprint prices which were partially offset by a 9% decrease in consumption. Newsprint and press supplies decreased by $7.5 million in the year-to-date period primarily due to a $6.3 million decline in newsprint cost. The decline in newsprint cost was due to a 14% decrease in consumption and a 6% decrease in newsprint prices.
Distribution service costs increased in the third quarter and year-to-date period as a result of the change in the business model we operate with our distributors in certain markets.
Other costs and expenses decreased in 2010 due to lower bad debt expenses as well as cost controls resulting in reductions in other expense categories.

Television
Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. Through 2009 we received compensation from the networks for carrying their programming. We are currently negotiating the renewal of our affiliation agreements with ABC and NBC. These networks are seeking arrangements to have affiliates share in funding network programming costs and to eliminate network compensation historically paid to such affiliates. We cannot at this time predict the outcome of our negotiations with ABC and NBC, but we expect the renewal agreements with ABC and NBC will require us to make payments for their programming. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.
The operating performance of our television group is most affected by the health of the national and local economies, particularly conditions within the automotive, services and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2010	Change	2009	2010	Change	2009

Segment operating revenues:
Local	$37,638	4.7%	$35,955	$119,672	9.9%	$108,925
National	20,099	25.1%	16,064	62,524	21.8%	51,328
Political	14,775		1,651	20,001		2,161
Network compensation	68	(96.5)%	1,927	1,061	(82.1)%	5,926
Other	5,935	41.8%	4,185	16,906	30.6%	12,946

Total segment operating revenues	78,515	31.3%	59,782	220,164	21.4%	181,286

Segment costs and expenses:
Employee compensation and benefits	30,316	(0.2)%	30,372	90,005	(4.4)%	94,180
Programs and program licenses	15,276	15.5%	13,228	44,849	14.7%	39,104
Other costs and expenses	15,265	16.3%	13,125	47,699	12.2%	42,509

Total segment costs and expenses	60,857	7.3%	56,725	182,553	3.8%	175,793

Segment profit	$17,658		$3,057	$37,611		$5,493

Revenues
We experienced an improvement in the flow of advertising in all of our markets, and key television revenue categories have shown year-over-year growth. Revenues in our television division also were bolstered by the increased political spending in the third quarter of 2010. The rate of improvement in advertising revenues increased throughout the third quarter and the first nine months of the year, with advertising revenues, excluding political advertising, up 10% in the third quarter year-over-year and up 12% in the year-to-date period. Automotive advertising increased 70% in the third quarter and 71% in the year-to-date period compared with the prior year. Automotive advertising revenues in 2009 were affected by the weakened financial condition of the large automotive manufacturers.
Network compensation revenue decreased in the third quarter (and year-to-date period) of 2010 compared with 2009 (and the year-to-date period) due to the expiration of our ABC network affiliation agreement in January 2010. We continue to operate under one-month extensions while we negotiate a long-term network affiliation agreement with ABC. We expect we no longer will have network compensation revenue from ABC in the future.

Other revenues include retransmission fees received from cable television systems and Scripps Networks Interactive. As our retransmission rights revert to us from SNI, we have negotiated higher fees with cable television and direct broadcast satellite systems.
Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $0.3 million quarter over quarter and by $5.0 million year-to-date due to freezing the accrual of service credits in plans covering a majority of our television employees effective July 1, 2009. Pension costs in 2009 also include $1.1 million in curtailment charges related to the benefit accrual freeze. Excluding pension costs, employee compensation and benefits increased by 1% in both the third quarter and the year-to-date period. The 2009 third quarter period and the year-to-date period includes the effects of temporary pay reductions, which since have been restored, and the elimination of bonus programs, which were partially restored in the second quarter of 2010.
Programs and program licenses in 2010 include an estimate of network affiliation fees we expect to pay upon the execution of a new affiliation agreement with ABC, which is the primary reason for the quarter and year-to-date increases year-over-year.
Third quarter and year-to-date other costs and expenses increased primarily due to the cost associated with transitioning to a new national representation contract as well as increases in promotional spending during the third quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our cash flow from operations and available borrowings under our credit facility.
We completed the sale of United Media Licensing in the second quarter of 2010, receiving $163 million in cash, net of cash expenses on the sale.
Cash flow from continuing operating activities decreased in the first nine months of 2010 by $56 million compared to the first nine months of 2009, primarily as a result of $66 million in contributions we made to our defined benefit pension plans, refunds of taxes paid in prior years from the carryback of losses incurred in 2009 of $57 million and payments of $31 million for estimated taxes on our 2010 tax liability. In the first nine months of 2009, we received $16 million from SNI for the reimbursement of taxes we paid in 2008 on income attributable to SNI for periods prior to the spin-off. In the first nine months of 2010, we received $6 million from SNI for final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal taxes paid in 2008.
We expect to make estimated payments towards our 2010 tax liability of $15 million to $20 million in the fourth quarter.
Capital expenditures in the first nine months of 2010 were $8.7 million, down from $39.6 million in the prior year. Capital expenditures in 2009 primarily related to the construction of our Naples, Fla., newspaper facility. We completed the construction of this facility in the third quarter of 2009. Capital expenditures for the remainder of 2010 are expected to be approximately $8 million.
On October 20, 2010, we entered into the First Amendment to Credit Agreement (2010 Amendment) of our Credit Agreement dated August 5, 2009. The 2010 Amendment was entered into to give us more financial flexibility to make acquisitions and return capital to shareholders.
The 2010 Amendment reduces the maximum amount of availability under the Credit Agreement from $150 million to $100 million. The Credit Agreement maintains its original maturity date of June 30, 2013. As of September 30, 2010, we had no outstanding borrowings under the Credit Agreement.
The 2010 Amendment will allow us to make acquisitions or return capital of up to $150 million, respectively, over the remaining term of the Credit Facility, up to a maximum aggregate of $200 million.
At September 30, 2010, we had borrowing capacity (under the prior terms of our Credit Agreement) of $111 million under our Revolver and held cash and short-term investments of $194 million.
In October 2010, concurrent with amending the credit agreement, the board of directors has authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012.
We expect that our cash and short-term investments and cash flow from operating activities will be sufficient to meet our operating and capital needs over the next twelve months.
We continually evaluate our assets to determine if they remain a strategic fit and, given our business and the financial performance outlook, make sense to continue to be part of our portfolio.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.
Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce our overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2010.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2010			As of December 31, 2009
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—		$34,900	$34,900
Other notes	893	893		1,016	1,016

Total long-term debt including current portion	$893	$893		$35,916	$35,916

Financial instruments subject to market value risk:
Other equity securities	$10,407	$ (a	)	$10,405	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
In October 2008, we entered into a 2 year $30 million notional interest rate swap expiring in October 2010. Under this agreement we receive payments based on 3-month libor rate and make payments based on a fixed rate of 3.2%. This swap has not been designated as a hedge in accordance with generally accepted accounting standards and changes in fair value are recorded in miscellaneous, net with a corresponding adjustment to other long-term liabilities. The fair value at September 30, 2010 and December 31, 2009 was a liability of $0.2 and $0.8 million, respectively, which is included in other liabilities.

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