Form 10-K
period 2010-12-31
SCRIPPS E W CO /DE
filed 2011-03-02
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company “in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $7.43 per share closing price for such stock on June 30, 2010, was approximately $261,326,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.
As of February 18, 2011, there were 46,530,205 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,735 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2011 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2010

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
We are a diverse, 132-year-old media enterprise with interests in television stations, newspapers, and local news and information Web sites. Our portfolio of locally focused media properties includes: 10 TV stations (six ABC affiliates, three NBC affiliates and one independent); daily and community newspapers in 13 markets and the Washington, D.C.-based Scripps Media Center, home of the Scripps Howard News Service; and United Media, the syndicator of news features and comics. For a full listing of our media companies and their associated Web sites, visit http://www.scripps.com.
In the fourth quarter of 2009 we began a review of our strategic options for United Media Licensing, the character licensing operation of United Media. We sought bids from interested parties during the first quarter 2010, completing a sale of United Media Licensing to Iconix Brand Group for $175 million in cash in the second quarter of 2010. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips.
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
On July 1, 2008, we completed the spin-off of Scripps Networks Interactive, Inc. (“SNI”) through a tax-free dividend to our shareholders. The shareholders of record received one SNI Class A Common Share for every Scripps Class A Common Share held as of the Record Date and one SNI Common Voting Share for every Scripps Common Voting Share held as of the Record Date. For more information regarding the spin-off of SNI, refer to Management’s Discussion & Analysis (MD&A) in Item 7 and the Notes to our Consolidated Financial Statements of this Form 10-K report (Report).
We ceased publication of The Albuquerque Tribune on February 23, 2008, and The Cincinnati Post on December 31, 2007.
Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements of this Form 10-K.

Television
Scripps has operated broadcast television stations since 1947 when it launched Ohio’s first television station, WEWS in Cleveland. Our television station group today reaches approximately 10% of the nation’s households, and includes six ABC affiliates, three NBC affiliates and one independent station.
Our stations provide local news and a mix of network and syndicated programs. Our goal is to provide programming that drives each market’s highest ratings. We believe that the most critical component of that product mix is compelling news content. To pursue that level of quality, we have trained all employees in our news departments to be multi-media journalists, allowing us to pursue a “hyper-local” strategy by having more reporters covering local news for our over-the-air and digital platforms.
In our non-news hours we currently offer locally produced programs in certain markets. In coming years we will place a higher priority on producing more local programming in all of our markets, particularly as we reduce our reliance on syndicated programming as a lead-in to primetime.
Investing in digital
We successfully completed the transition to all-digital broadcasting on June 12, 2009, in accordance with the deadline adopted by Congress, and we continue to invest in other platforms for digital technology. In addition to a wide range of Web-based products, we have developed smartphone and tablet applications for mobile delivery of our news and information content. We also are working with the Mobile Content Venture, of which we are a charter member, to exploit the potential in our markets of mobile broadcasting. Our stations in Detroit and West Palm Beach currently are broadcasting a mobile signal from their towers, and we expect more markets to launch live mobile broadcasting in 2011.
Information concerning our stations, their network affiliations and the markets in which they operate is as follows:

								Percentage
		Network	Affiliation	FCC				of U.S.
		Affiliation/	Expires in/	License	Rank	Stations	Station	Television	Average
		DTV	DTV Service	Expires	of	in	Rank in	Households	Audience
Station	Market	Channel	Commenced	in	Mkt (1)	Mkt (2)	Mkt (3)	in Mkt (4)	Share (5)
WXYZ-TV	Detroit, Ch. 7	ABC	2015	2013	11	9	1	1.6%	12
	Digital Service Status	41	1998

KNXV-TV	Phoenix, Ch. 15	ABC	2015	2014	12	14	4	1.6%	6
	Digital Service Status	15	2000

WFTS-TV	Tampa, Ch. 28	ABC	2015	2013	14	13	4	1.5%	6
	Digital Service Status	29	1999

WEWS-TV	Cleveland, Ch. 5	ABC	2015	2013	18	11	1	1.3%	11
	Digital Service Status	15	1999

WMAR-TV	Baltimore, Ch. 2	ABC	2015	2012	26	7	3	1.0%	5
	Digital Service Status	38	1999

KSHB-TV	Kansas City, Ch. 41	NBC	2015	2014	31	9	4	0.8%	6
	Digital Service Status	42	2003

KMCI-TV	Lawrence, Ch. 38	Ind.	N/A	2014	31	9	6T	0.8%	1
	Digital Service Status	41	2003

WCPO-TV	Cincinnati, Ch. 9	ABC	2015	2013	33	6	2	0.8%	11
	Digital Service Status	22	1998

WPTV-TV	W. Palm Beach, Ch. 5	NBC	2015	2013	38	8	1	0.7%	13
	Digital Service Status	12	2003

KJRH-TV	Tulsa, Ch. 2	NBC	2015	2014	61	10	3	0.5%	8
	Digital Service Status	8	2002
All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and lower-power stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. M-SU, as a percentage of total viewing households in the Designated Market Area.

Revenue cycles and sources
Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, other Internet sites and direct mail. Pricing of advertising is based on audience size and share, the demographics of our audiences on various platforms, and the demand for our limited inventory of commercial time. The sale of local, national and political commercial spots accounted for more than 90% of the television segment’s revenues in 2010.
Cyclical factors influence revenues from our core advertising categories. Some of the cycles are periodic and known well in advance, such as election campaign seasons and special programming events like the Olympics or the Super Bowl. For example, our three NBC affiliates in 2010 benefited from incremental advertising demand concurrent with coverage of the Winter Olympics in February. Economic cycles are less predictable and beyond our control. The global recession that began in late 2008 significantly reduced our revenue performance in 2009. Many categories, particularly the automotive category, showed substantial revenue improvement in 2010 compared with the previous year, but still were lower than their 2008 levels.
Advertising revenues dramatically increase during even-numbered years, when local, state and federal elections occur. Political revenue totaled $48 million in 2010 and $41 million in 2008.
Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.
In addition to selling commercials during our programming, we also offer additional marketing opportunities for our business customers, including sponsorships, community events, and advertising on our digital platforms. We offer our digital advertising customers additional reach through various audience extension partnerships with local magazines and weekly publications. We were one of the first broadcast groups to join Yahoo!’s content and advertising sharing partnership that increases our access to local Web-focused advertising dollars. We offer our customers additional marketing services, such as managing their search engine marketing campaigns.
Our nine network-affiliated stations historically received cash compensation from ABC and NBC for our carriage of their programming, but affiliation agreements renewed in the past 12 months have been consistent with the industry trend of discontinued network compensation. Under the new agreements, we now pay the networks for the programming that is supplied to us in various dayparts. Those costs are reported as programming expenses.
Scripps negotiates retransmission consent agreements with cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive from these retransmission consent agreements is currently lower than those realized by our peers because multiple long-term agreements were executed before we spun off our cable networks in 2008. As a consolidated company prior to the split, the rights to retransmit our broadcast signal were included as consideration in negotiations between cable system operators and the Company’s cable networks. As those contracts expire, we will negotiate standalone retransmission consent agreements involving our stations and the local cable systems.
Expenses
Employee costs accounted for 50% of segment costs and expenses in 2010. The recession led us in 2009 to adjust our employee expense structure by temporarily reducing the pay of most employees.
We have been centralizing functions that do not require a presence in the local markets at company-owned hubs, enabling each of our stations to focus resources devoted to the creation of content and revenue-producing activities.
Programming costs, which include syndicated programming, were 24% of total segment costs and expenses in 2010. Significantly reducing our syndicated programming costs is a priority over the next several years.

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
Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee’s performance. While complaints about network programming aired by some Company-owned stations during the last license term remain outstanding, all the stations’ licenses have been renewed for the current license term. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.
FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules (as modified by Congress with respect to national audience reach), a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning more than one television station, or in some markets under certain conditions, more than two television stations in the same market, or (ii) the grant of the license would result in the applicant’s owning, operating, controlling, or having an interest in television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the FCC in 2007 completed a Congressionally mandated periodic review of its ownership rules and determined to relax this cross ownership ban in the largest television markets. While this decision remains under appeal, the new rule has been allowed to take effect. The FCC is currently initiating another periodic review of the ownership rules.
The FCC has suggested that the transition to more efficient digital television broadcasting may permit further reductions in the amount of spectrum allocated to over-the-air broadcasting. In particular, in order to provide additional spectrum for mobile broadband services, the FCC has urged Congress to authorize the conduct of spectrum auctions in which broadcasters would give up spectrum in return for a share of the auction proceeds. The FCC has also initiated a broad rulemaking to explore ways to implement such auctions and otherwise encourage innovative use of the broadcast spectrum. Separately, the FCC has now issued rules to implement its order permitting the non-broadcast use of broadcast spectrum in the “white spaces” between broadcast stations’ service areas, and petitions for reconsideration of that order are now being considered. We cannot predict the effect of these proceedings on our offering of digital television service or our business.
Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with the major cable operators and satellite carriers for our network-affiliated stations. Some members of Congress have expressed concern about cable subscribers occasionally losing television service during retransmission consent negotiations, and the FCC has announced its intention to conduct a rulemaking proceeding during 2011 to reexamine the process. In addition, Congress or the FCC may reexamine other regulatory policies that support a television station’s ability to enjoy an exclusive right to present particular programming in its local service area. We cannot predict the outcome of any such proceedings or their possible impact on the Company.
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

Newspapers
We have operated newspapers for 132 years, when our founder, Edward W. Scripps, began publishing the Penny Press in Cleveland, Ohio. Today, the Scripps newspaper division operates daily newspapers, news and information Web sites, mobile news applications, community newspapers, niche publications and other advertiser-supported local media in 13 markets across the United States. We believe that compelling news content and a diverse portfolio of product offerings are critical components to garnering the highest share of local advertising dollars in our markets.
We believe all of our newspapers have an excellent reputation for journalistic quality and content. They were recognized during 2010 by numerous regional and national journalism organizations for high-quality reporting across multiple platforms, including print, Web and mobile. Much of this recognition came from print-focused journalism organizations, but video-based crime reporting from our newspaper in Knoxville, Tenn., earned a prestigious Edward R. Murrow Award, an honor historically bestowed on television stations. Our ability to cover our communities across multiple media allows us to expand our audiences beyond our traditional print boundaries.
Our Internet sites offer comprehensive local news and information, user-generated content, advertising, e-commerce and other services. We continue to enhance our online services, using features such as streaming video and audio to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our Web sites and use an array of social media sites such as Facebook, YouTube and Twitter to interest our audiences. We have embraced mobile technology by offering our products on e-readers as well as apps available on both the Apple and Android platforms.
We also offer our advertising customers additional digital advertising opportunities through our audience-extension partnerships. We were a founding member of a newspaper consortium that joined Yahoo! in an advertising and content sharing partnership that increases our access to local Web-focused advertising dollars. We have a similar arrangement with Zillow, the leading Internet real estate company. In 2010, Yahoo! sold its HotJobs recruitment site to Monster.com. Monster assumed in its entirety the HotJobs contractual relationship we had with Yahoo! We retained our relationship with Yahoo! in the areas of content, search and display advertising. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.
Over the years we have supplemented our daily newspapers with an array of niche products, including direct-mail advertising, total market coverage publications, zoned editions, specialty publications, and event-based publications. These product offerings, including approximately 100 niche publications with a combined monthly average audience of 900,000, allow existing advertisers to reach their target audiences in multiple ways, while giving us a portfolio of products with which to acquire new clients, particularly small- and mid-sized advertisers.
The markets and audiences that we serve are as follows:
Daily circulation (includes print and E-edition)

(in thousands) (1)
Newspaper	2010	2009	2008	2007	2006
Abilene (TX) Reporter-News	24	27	28	30	31
Anderson (SC) Independent-Mail	23	26	29	34	35
Corpus Christi (TX) Caller-Times	45	47	52	52	52
Evansville (IN) Courier & Press	52	57	64	66	66
Henderson (KY) Gleaner	10	10	10	10	10
Kitsap (WA) Sun	23	23	28	29	30
Knoxville (TN) News Sentinel	93	101	113	117	116
Memphis (TN) Commercial Appeal	118	136	144	152	156
Naples (FL) Daily News	63	53	54	56	58
Redding (CA) Record-Searchlight	22	25	31	32	34
San Angelo (TX) Standard-Times	18	21	24	25	25
Treasure Coast (FL) News/Press/Tribune (2)	75	87	99	102	102
Ventura County (CA) Star	65	67	83	85	86
Wichita Falls (TX) Times Record News	23	25	27	29	30

Total Daily Circulation	654	705	786	819	831

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands ) (1)
Newspaper	2010	2009	2008	2007	2006
Abilene (TX) Reporter-News	31	35	37	39	39
Anderson (SC) Independent-Mail	29	30	32	38	40
Corpus Christi (TX) Caller-Times	58	65	72	71	71
Evansville (IN) Courier & Press	74	77	83	87	88
Henderson (KY) Gleaner	11	11	11	12	12
Kitsap (WA) Sun	24	26	31	32	33
Knoxville (TN) News Sentinel	116	126	138	145	147
Memphis (TN) Commercial Appeal	151	172	177	193	204
Naples (FL) Daily News	73	61	62	63	67
Redding (CA) Record-Searchlight	25	28	33	35	37
San Angelo (TX) Standard-Times	21	24	28	29	30
Treasure Coast (FL) News/Press/Tribune (2)	95	105	112	112	113
Ventura County (CA) Star	82	82	94	95	99
Wichita Falls (TX) Times Record News	26	28	30	33	34

Total Sunday Circulation	816	870	940	984	1,014

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the twelve-month periods ended September 30.

(2)	Represents the combined Sunday circulation of The Stuart News, the Indian River Press Journal and The St. Lucie News Tribune.
Restructuring to take advantage of scale
We began a restructuring of the newspaper division in 2009. Our newspaper operations were previously organized and managed solely by geography. Under the restructuring project, known as Scripps 3.0, we are now organized functionally with divisional executives leading content, sales, finance, operations, information technology and human resources across the geographies. We believe this reorganization enables us to take advantage of scale and consolidate functions that do not require a presence in our local markets. The focus in each local market is on content, sales and distribution of our products.
We also seek to take advantage of scale by providing services for other publishers. For example, we have created distribution and/or commercial printing arrangements with a number of other publishers in our markets and have made decisions to rationalize our production functions. We will continue to pursue similar opportunities into the future.
Product offerings
We derive revenue from two principal sources: readers and advertisers.
Circulation
Approximately 28% of our total revenue comes from subscribers who pay us to deliver a print or a print/electronic product on a regular basis (home delivery) or consumers who purchase our print products from a retail store or vending machine (single copy). Home delivery copies account for more than 90% of our total daily circulation.
Daily and Sunday circulation has declined over the past five years as readers consume more news and information online or over mobile devices. We have implemented strategies to reduce unprofitable circulation and have implemented circulation price increases, which have contributed to the declines. However, as our total subscriber base has declined we have seen a decrease in the churn of our subscribers. In 2011, we will implement marketing and pricing strategies with the intent of stabilizing our circulation base.
Advertising
Advertising provided approximately 68% of newspaper segment operating revenues in 2010. Our range of products and audience reach gives us the ability to deliver the specific audiences desired by our advertisers. While many advertisers want the broad reach delivered by our daily newspaper, others want to target their message by demographics, geography, buying habits or customer behavior. We develop advertising campaigns that combine products within our portfolio that best reach the advertiser’s targeted audience with the appropriate frequency.
We sell advertising based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Each of our newspapers operates in highly competitive local media marketplaces, where advertisers and media consumers can choose from a wide range of alternatives, including other news publications, radio, broadcast and cable television, magazines, Internet sites, outdoor advertising, directories and direct-mail products.

Print
Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising on our Internet sites, advertising in niche publications, and direct mail. ROP advertisements, located throughout the newspaper, include local, classified and national advertising. Local ROP refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified ROP includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National ROP refers to any advertising purchased by businesses outside our local market. National advertisers typically procure advertising from numerous newspapers using advertising agency services. Preprinted inserts are stand-alone, multi-page fliers inserted into and distributed with the daily newspaper.
Digital
We sell advertising across all of our digital platforms. We also utilize a variety of audience-extension programs to enhance the reach of our Web sites and to garner larger shares of local ad dollars that are spent online.
Expenses
Our newspaper franchises are characterized as having high fixed costs with much of our expense base dedicated to employees and production/distribution capabilities.
Employees - Employee costs accounted for approximately 50% of segment costs and expenses in 2010. Our workforce is comprised of a combination of non-union and union employees. See “Employees.” During the past three years, we have reduced our workforce from 4,800 employees to roughly 3,000.
Newsprint - We consumed approximately 56,000 metric tons of newsprint in 2010. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and increased the likelihood of future price increases. We purchase newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe that our supply sources are sufficient.
Capital expenditures - During the past several years, our newspaper businesses have consumed —with the exception of our Naples plant project—a historically low level of capital for ongoing operations. We will continue to make necessary investments to maintain the physical operations and to ensure employee safety. We will focus additional capital on projects that expand our ability to deliver news and improve sales, which will likely include software development and technological capabilities that improve audience or revenue growth directly.
Syndication and Other Media
Syndication and other media primarily include syndication of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features.
Upon the completion of the sale of United Media Licensing we continued to sell and service the syndication of the Peanuts and Dilbert comic strips on behalf of Iconix. We received a percentage of the revenues for those services, which was less than $1 million in 2010. Iconix has provided notice that the sales and servicing arrangements will be terminated in 2011.
In February 2011, we outsourced syndication services to Universal Uclick for the news features and comics of United Media. Universal Uclick will provide editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. We will continue to own certain copyrights and control the licenses for those properties, and will manage the business relationships with the creative talent that produces those comics and features.
Employees
As of December 31, 2010, we had approximately 4,600 full-time equivalent employees, of whom approximately 1,400 were with television, 3,000 with newspapers, and 100 with syndication and other media. Various labor unions represent approximately 600 employees, 500 of which are in newspapers and 100 in television. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

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
The demand for advertising in our newspapers or on our television stations is sensitive to a number of factors, both nationally and locally, including the following:
•	The advertising and marketing spending by our customers can be subject to seasonal and cyclical variations and are likely to be adversely affected during economic downturns.
•	Television advertising revenues in even-numbered years benefit from political advertising.
•	The impact of advertiser consolidation and contraction in our local markets. The majority of the print and broadcast advertising is sold to local businesses in our markets. Continued consolidation and contraction of local advertisers could adversely impact our operating results.
•	The size and demographics of the audience reached by advertisers through our media businesses. Continued declines in our newspaper circulation could have an effect on the rate and volume of advertising, which are dependent on the size and demographics of the audience we provide to our advertisers. Television audiences have also fragmented in recent years as the broad distribution of cable and satellite television has greatly increased the options available to the viewing public. Continued fragmentation of television audiences could adversely impact the rates we obtain for advertising.
•	Increasingly intense competition with digital media platforms. The popularity of the Internet, the increasing types of devices that access Web-based news and information and low barriers to entry have led to a wide variety of alternatives available to advertisers and consumers. Internet sites dedicated to help-wanted, real estate and automotive advertising are significant competitors.
•	Our television stations have significant exposure to automotive advertising. In 2010, 17% and in 2009, 14% of our total advertising in our television segment was from the automotive category.
If we are unable to respond to any or all these factors our advertising revenues could decline which would affect our profitability.
Our local media businesses operate in a changing and increasingly competitive environment. We must continually invest in new business initiatives and to modify strategies to maintain our competitive position. Investment in new business strategies and initiatives could disrupt our ongoing business and present risks not originally contemplated.
The profile of our newspaper and television audience has shifted dramatically in recent years as readers and viewers access news and other content online or through mobile devices and as they spend more discretionary time with social media. While slow and steady declines in audiences have been offset by a growing online viewership, online advertising rates are much lower than print and broadcast advertising rates on a cost-per-thousand basis. This audience shift results in lower profit margins. To remain competitive we must adjust business strategies and invest in new business initiatives, particularly within digital media. Development of new products and services may require significant costs. The success of these initiatives depends on a number of factors, including timely development and market acceptance. Investments we make in new strategies and initiatives may not perform as expected.
We are undergoing a strategic restructuring in our newspaper business that, if unsuccessful, could have a material adverse financial impact.
We are undergoing a significant restructuring in our Newspaper business. This transformation includes, among other things, the reorganization of our management structure, alignment of our operating costs with secular declines in newspaper revenues, the standardization and centralization of systems and processes, the outsourcing of certain financial processes and the implementation of new software for our circulation, advertising and editorial systems. As a result, we are in a transformational period in which we have made, and will continue to make, changes that, if unsuccessful, could have a material adverse financial impact on our operations.

A significant portion of our operating cost for the newspaper segment is newsprint, so an increase in price or reduction in supplies may adversely affect our operating results.
Newsprint is a significant component of the operating cost of our newspaper operations, comprising 9% of costs in 2010. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future.
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
The non-renewal or termination of either of our network affiliation agreements, which expire in 2015, would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in lower revenues.
Our television stations are subject to government regulations which, if revised, could adversely affect our operating results.
•	Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ over the air signals or (2) enter into retransmission consent negotiations for carriage. At present all of our stations except KMCI (which elects mandatory carriage), have retransmission consent agreements with the majority of cable operators and with both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms than our competitors, our ability to compete effectively may be adversely affected.
•	If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired. Our television business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. We cannot assure that future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If the FCC fails to renew any of our licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue-generation potential.
•	The FCC and other government agencies are considering various proposals intended to promote consumer interests, including proposals to encourage locally-focused television programming, to restrict certain types of advertising to children, and to repurpose some of the broadcast spectrum. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect our operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.
Sustained increases in costs of employee health and welfare plans and funding requirements of our pension obligations may reduce the cash available for our business.
Employee compensation and benefits account for approximately 50% of our total operating expenses. In recent years, we have experienced significant increases in employee benefit costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
The projected benefit obligations of our pension plans exceed plan assets by $48 million at December 31, 2010. Our pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

The Edward W. Scripps Trust principally holds our Common Voting shares; such ownership could inhibit potential changes of control.
We have two classes of stock: Common Voting shares and Class A Common shares. Holders of Class A Common shares are entitled to elect one-third of the Board of Directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting shares are entitled to elect the remainder of the Board and to vote on all other matters. Our Common Voting shares are principally held by The Edward W. Scripps Trust, which holds 90% of the Common Voting shares. As a result, the trust has the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction, the market price of our Class A Common shares could be adversely affected.

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

Item 4.	Removed and Reserved

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	54	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999-2008) and Chief Operating Officer (2006-2008)

Timothy E. Stautberg	48	Senior Vice President and Chief Financial Officer (since July 2008); Vice President /Corporate Communications and Investor Relations (1999 to 2008)

William Appleton	62	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)

Mark G. Contreras	49	Senior Vice President /Newspapers (since March 2006); Vice President/Newspaper Operations (2005 to 2006); Senior Vice President, Pulitzer, Inc. (1999 to 2004)

Lisa A. Knutson	45	Senior Vice President/Human Resources (since July 2008); Vice President of Human Resource Operations (2005 to 2008)

Brian G. Lawlor	44	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004-2008)

Douglas F. Lyons	54	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006-2008), Director Financial Reporting (1997-2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2010, there were approximately 8,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). Due to current economic conditions and their effect on our operating results, in the fourth quarter of 2008 we suspended our cash dividends.
The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

	Quarter
	1st	2nd	3rd	4th	Total
2010
Market price of common stock:
High	$9.70	$11.45	$8.43	$10.27
Low	6.22	7.43	6.81	7.72

Cash dividends per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

2009
Market price of common stock:
High	$2.34	$2.50	$8.83	$8.43
Low	0.72	1.60	1.88	6.04

Cash dividends per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of January 1, 2006, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of SNI at July 1, 2008 is treated as a reinvestment of a special dividend pursuant to SEC rules.
The following graph compares the return on the Company’s Class A Common shares with that of the indices noted above for the period of July 1, 2008 (date of spin-off) through December 31, 2010. The graph assumes an investment of $100 in our Class A Common shares, the S&P 500 Index, and our peer group index on July 1, 2008 and that all dividends were reinvested.

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our current peer group are Belo Corporation, Gannett Company, Gray Television, Inc., Journal Communications, Inc., Lee Enterprises, Inc., LIN TV Corporation, McClatchy Company, Media General, Meredith Corporation, New York Times Company, and Sinclair Broadcast GP. The peer group index is weighted based on market capitalization.

Item 6.	Selected Financial Data
The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-2 of this Form 10-K.

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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

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
The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 2, 2011, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.
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

THE E. W. SCRIPPS COMPANY
Dated: March 2, 2011	By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 2, 2011.

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

The E. W. Scripps Company
Index to Consolidated Financial Statement Information

Selected Financial Data
Five-Year Financial Highlights

(in millions, except per share data)	2010 (1)	2009 (1)	2008 (1)	2007 (1)	2006 (1)

Summary of Operations (5)
Operating revenues:
Television	$321	$255	$327	$326	$364
Newspapers	435	455	569	658	716
Boulder prior to formation of Colorado newspaper partnership	—	—	—	—	2
Syndication and other	21	22	26	21	21
Corporate and shared services	—	—	4	2	1

Total operating revenues	$777	$732	$925	$1,007	$1,104

Segment profit (loss):
Television	75	20	81	84	121
Newspapers	52	49	71	136	189
JOA and newspaper partnerships	—	—	(1)	3	7
Syndication and other	(3)	(1)	(2)	(4)	(7)
Corporate and shared services	(34)	(27)	(42)	(59)	(58)
Depreciation and amortization of intangibles	(45)	(44)	(47)	(44)	(44)
Impairment of goodwill, indefinite and long-lived assets (2)	—	(216)	(810)	—	—
Write-down of investment in newspaper partnership (3)	—	—	(21)	—	—
Gain on formation of Colorado newspaper partnership	—	—	—	—	4
Gains (losses), net on disposals of property, plant and equipment	(1)	—	6	—	(1)
Interest expense	(4)	(3)	(11)	(36)	(53)
Separation and restructuring costs	(13)	(10)	(34)	—	—
Losses on repurchases of debt	—	—	(26)	—	—
Miscellaneous, net (4)	2	1	10	15	3
Income taxes	(1)	32	266	(33)	(72)

Income (loss) from continuing operations	$29	$(199)	$(559)	$61	$90

Per Share Data
Income (loss) from continuing operations	$.45	$(3.69)	$(10.33)	$1.11	$1.61

Cash dividends	.00	.00	.99	1.62	1.41

Market Value of Common Shares at December 31 (6)
Per share	$10.15	$6.96	$2.21	$135.03	$149.82
Total	592	381	119	7,336	8,167

Balance Sheet Data
Total assets	$828	$786	$1,089	$4,005	$4,344
Long-term debt (including current portion)	1	36	61	505	766
Equity	592	433	595	2,592	2,704

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
The statement of operations and cash flow data for the five years ended December 31, 2010, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.
Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with GAAP.
(1)	In the periods presented we acquired the following:

2007- Newspaper publications in Tennessee.

2006- Additional 4% interest in our Memphis newspaper and 2% interest in our Evansville newspaper. Newspaper publications in Texas and Florida.

(2)	2009- A non-cash charge of $216 million was recorded to reduce the carrying value of our Television segment’s goodwill and indefinite-lived assets.

2008- A non-cash charge of $810 million was recorded to reduce the carrying value of our Newspaper segment’s goodwill and, indefinite-lived intangible and long-lived assets in our Television segment.

(3)	2008- A non-cash charge of $21 million was recorded to reduce the carrying value of our investment in the Colorado newspaper partnership.

(4)	2008- Miscellaneous, net includes realized gains of $7.6 million from the sale of certain investments.

2007- Miscellaneous, net includes realized gains of $9.2 million from the sale of certain investments.

(5)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2010- Closed the sale of United Feature Syndicate, Inc. character licensing business for $175 million in cash in June. We recorded a $162 million pre-tax gain which is included in discontinued operations.

2009- Closed the Rocky Mountain News after it published its final edition on February 27, 2009. Under the terms of an agreement with MNG, we transferred our interests in the Denver JOA to MNG in the third quarter of 2009. We recorded no gain or loss on the transfer of our interest in the Denver JOA to MNG.

2008- On July 1, 2008 we completed the spin-off of Scripps Network Interactive to the shareholders of the Company. In January the Cincinnati joint operating agreement was terminated and we ceased operation of our Cincinnati Post and Kentucky Post newspapers.

(6)	On July 1, 2008 we completed the spin-off of SNI as an independent, publicly traded company to our shareholders. Market prices presented in the tables above are unadjusted and include the value of SNI until the date of the spin-off.

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
Executive Overview
The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in television stations and newspaper publishing. The company’s portfolio of media properties includes: 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent station: daily and community newspapers in 13 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service.
We closed the sale of United Feature Syndicate, Inc.’s (“UFS”) character licensing business (“UML”) in the second quarter of 2010 for $175 million in cash. The operations of the character licensing business and the $162 million pre-tax gain on the sale are classified as discontinued operations for all periods presented. In June 2010, we used $65 million of the proceeds from the sale of UML to make a contribution to our defined benefit pension plans.
On October 20, 2010, we amended our secured revolving credit agreement (2010 Amendment) to provide us with the flexibility to return capital to shareholders and/or invest in acquisitions up to a combined total of $200 million through June 2013. The amendment lowered the amount of the facility from $150 million to $100 million and reduced commitment fees.
In October 2010, concurrent with amending the credit agreement, the board of directors authorized the repurchase of up to $75 million of the company’s Class A Common Shares by the end of 2012. Details of the 2010 Amendment are included in the Notes to our Consolidated Financial Statements. At December 31, 2010, we had borrowing capacity of $83 million under our credit agreement.
As the flow of advertising dollars improved in our television markets and we began to see a moderation in the decline in advertising revenue at our newspapers, we restored certain pay and benefit programs and increased marketing and promotional spending. We continue to invest in our digital operations, including expanding our digital advertising sales force.
Our programs to restructure our television and newspaper operations continue. We have invested in technology to automate our television station newsrooms and are installing common advertising, circulation and editorial systems in our newspapers. We are standardizing processes within our operating divisions and are centralizing or outsourcing processes that do not require a presence in the local market. Costs related to these efforts totaled $12.7 million in 2010. The restructuring program and installation of common newspaper systems is expected to continue through 2012.
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
We have a significant deferred tax asset balance included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, carryforward to future years or through other prudent and feasible tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.
Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees, including a SERP, which covers certain executive employees. Pension expense for continuing operations for those plans was $7.3 million in 2010, $26.2 million in 2009, and $15.5 million in 2008.
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
The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. The weighted average discount rate was 5.85% and 5.97% at December 31, 2010 and 2009, respectively. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension obligations and decreases pension expense. An increase in the discount rate decreases pension obligations and increases pension expense. A 0.5% change in the discount rate as of December 31, 2010, to either 5.35% or 6.35%, would increase or decrease our projected pension obligations as of December 31, 2010, by approximately $30 million. The same 50 basis point change in the discount rate would decrease or increase 2011 pension expense by less than $0.5 million as the effects of the change in the rate are offset by the change in the pension obligation.
We have changed our target asset allocations to invest a greater percentage of plan assets in securities that better match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets invested in a portfolio of fixed income securities with a duration approximately that of the projected benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10 and 15 year periods. At December 31, 2010, the expected long-term rate of return on plan assets was 5.7%, down from 7.6% at December 31, 2009, primarily due to the change in the target asset allocation. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 5.2% or 6.2%, would increase or decrease our 2011 pension expense by approximately $2.0 million.
We had cumulative unrecognized actuarial losses for our pension plans of $130 million at December 31, 2010. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2010, we had an actuarial gain of $11 million. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002, and in 2008. Based on our current assumptions, we anticipate that 2011 pension expense will include $3 million in amortization of unrecognized actuarial losses.

New Accounting Pronouncements
In June 2009, the FASB issued new accounting guidance which amended the consolidation guidance applicable to variable interest entities and was effective for us on January 1, 2010. The adoption of this standard did not have a material impact on our financial condition or results of operations.
In October 2009, the FASB issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. This new standard is effective for us January 1, 2011. We do not expect that the adoption of this new standard will have a material impact on our results of operations or financial position.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations — Consolidated results of operations were as follows:

( in thousands, except	For the years ended December 31,
per share data )	2010	Change	2009	Change	2008
Operating revenues	$776,890	6.1%	$732,398	(20.8)%	$925,206
Employee compensation and benefits	(351,805)	(4.1)%	(366,805)	(15.9)%	(436,272)
Programs and program licenses	(59,949)	14.1%	(52,530)	8.8%	(48,290)
Newsprint and press supplies	(47,235)	(11.8)%	(53,544)	(35.5)%	(83,029)
Other costs and expenses	(227,533)	4.0%	(218,765)	(12.6)%	(250,346)
Separation and restructuring costs	(12,678)	27.6%	(9,935)	(70.3)%	(33,506)
Depreciation and amortization of intangibles	(44,894)	1.2%	(44,360)	(4.8)%	(46,574)
Impairment of goodwill, indefinite and long-lived assets	—		(216,413)		(809,936)
Gains (losses), net on disposal of property, plant and equipment	(1,218)		444		5,809

Operating income (loss)	31,578		(229,510)		(776,938)
Interest expense	(3,666)		(2,554)		(10,740)
Write-down of investment in newspaper partnership	—		—		(20,876)
Losses on repurchases of debt	—		—		(26,380)
Miscellaneous, net	1,798		749		10,454

Income (loss) from continuing operations before income taxes	29,710		(231,315)		(824,480)
Benefit (provision) for income taxes	(840)		32,363		265,592

Income (loss) from continuing operations	28,870		(198,952)		(558,888)
Income (loss) from discontinued operations, net of tax	101,536		(10,695)		128,988

Net income (loss)	130,406		(209,647)		(429,900)
Net income (loss) attributable to noncontrolling interests	(103)		(42)		46,690

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$130,509		$(209,605)		$(476,590)

Continuing Operations
2010 compared with 2009
Operating results include a number of items that affect the comparisons of 2010 to 2009. The most significant of these items are as follows:
•	Restructuring costs to standardize and centralize functions in our Television and Newspaper divisions totaled $12.7 million in 2010 and $9.9 million in 2009.
•	Impairment charges to write-down the value of our Television goodwill and certain FCC licenses totaled $216 million in 2009.
The business climate improved through 2010, resulting in a moderation in the rate of decline of our newspaper advertising revenues and higher advertising rates in all of our television markets. Strong political advertising and a strong rebound in automotive advertising at our television stations also bolstered 2010 revenues.
Excluding $3.1 million in costs associated with freezing the accrual of pension benefits recorded in 2009, and the restructuring costs for 2010 and 2009, total costs and expenses declined by $2.0 million for 2010 compared with 2009.
Employee compensation and benefit costs decreased by $11.9 million compared with 2009, excluding costs associated with freezing our defined benefit pension plans. We reduced the number of employees in our newspaper and television divisions by approximately 7% in 2010 compared with 2009. Late in the first quarter of 2009, we took actions to reduce employee pay and benefits, including suspending employer matching contributions to our defined contribution plan, suspending our annual incentive plan and temporary and permanent pay reductions. We reinstated an annual incentive plan in 2010 and reinstated matching contributions to our defined contribution plan in the second half of 2010.
Programs and program licenses increased in 2010 compared with 2009 primarily due to network affiliation fees we are required to pay to ABC.
Newsprint and press supplies decreased by $6.3 million compared with 2009, primarily due to decreased newsprint costs. Newsprint costs in 2010 declined by $4.5 million as compared with 2009 due to a 12% decrease in consumption and an 11% decrease in average newsprint prices.

Other costs and expenses increased by $8.8 million in 2010 compared with 2009 mainly due to an increase in newspaper distribution costs and the restoration of marketing and promotional spending in most of our television markets. The increase in newspaper distribution costs was a result of the new circulation model which we discuss further in the newspaper section.
Interest expense in 2010 increased compared with 2009 since we are no longer capitalizing interest for the construction of our production facility in Naples.
The effective income tax rate for continuing operations was 2.9% and 14.0% for 2010 and 2009, respectively. The primary difference between the effective rate of 2.9% for 2010 and the U.S. Federal statutory rate of 35% is the impact of state taxes, the reversal of accruals of taxes and interest for uncertain tax positions and non-deductible expenses. The primary difference in the effective rate of 14.0% for 2009 and the U.S. Federal statutory rate was the write-down to the carrying value of Television goodwill which included $150 million of goodwill that was not deductible for income taxes.
2009 compared with 2008
Operating results include a number of items that affect the comparisons of 2009 to 2008. The most significant of these items are as follows:
•	Impairment charges to write-down the value of our Television goodwill and certain FCC licenses were $216 million in 2009. In 2008, we recorded a $779 million charge to reduce the carrying value of goodwill in our Newspaper division, an $11.4 million charge to reduce the carrying value of one of our FCC licenses and a $19.6 million charge to write-down the carrying value of long-lived assets, primarily a television network affiliation agreement. We also recorded a charge of $20.9 million to reduce the carrying value of our investment in our Colorado newspaper partnership.
•	We incurred $9.9 million of restructuring costs to standardize and centralize functions in our Television and Newspaper divisions in 2009. Costs associated with the distribution of SNI to shareholders totaled $33.5 million in 2008. The 2008 separation costs include a $19.6 million non-cash charge for the impact of the modification of share-based compensation awards.
•	In 2008 we redeemed our outstanding notes prior to the distribution of SNI to shareholders, incurring a $26.4 million loss.
•	In 2008 we realized $7.6 million in gains upon the sale of certain investments.
The U.S. economic recession affected operating revenues in 2009, leading to lower advertising volumes and rate weakness in all of our local markets. Our local media businesses derive much of their advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession.
Excluding $3.1 million in costs associated with freezing the accrual of pension benefits, and the separation and restructuring costs for 2009 and 2008, costs and expenses declined by $129.4 million compared with 2008.
Employee compensation and benefit costs decreased by $72.6 million compared with 2008, excluding costs associated with freezing our defined benefit pension plans. We reduced the number of employees in our newspaper and television divisions by approximately 18% compared with 2008. The reduction was due to both attrition and a fourth quarter 2008 reduction-in-force at our newspaper division. We also took actions to reduce employee pay and benefits in 2009.
Program and program licenses increased by $4.2 million compared with 2008 due primarily to higher costs for syndicated programs in certain of our markets under the terms of long-term licensing arrangements.
Newsprint and press supplies decreased by $29.5 million compared with 2008, primarily due to decreased newsprint costs. Newsprint costs declined by $23.5 million in 2009 as consumption decreased by 31% and the average price per ton decreased by 12%.
Other costs and expenses decreased in 2009 compared with 2008 due to cost reduction initiatives in response to the recession, including reductions in marketing and promotional spending.
Lower borrowings following the distribution of SNI led to the decline in interest expense. We ceased capitalization of interest upon completion of the construction of our Naples, Fla., newspaper facility in the third quarter of 2009.
The effective income tax rate was 14.0% and 32.2% for 2009 and 2008, respectively. Non-deductible charges related to the distribution of SNI and non-deductible goodwill impairment charges are the primary factors in the changes in the effective income tax rate and for the difference in the expected Federal rate of 35% compared with the actual effective rates.

Business Segment Results — As discussed in the notes to the Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2010	Change	2009	Change	2008
Segment operating revenues:
Television	$321,148	25.8%	$255,220	(21.9)%	$326,860
Newspapers	434,988	(4.4)%	455,166	(20.0)%	568,667
JOA and newspaper partnerships	—		—		4
Syndication and other	20,754	(5.7)%	22,012	(15.6)%	26,081
Corporate and shared services	—		—		3,594

Total operating revenues	$776,890	6.1%	$732,398	(20.8)%	$925,206

Segment profit (loss):
Television	$74,890		$20,168	(75.0)%	$80,589
Newspapers	52,480	6.6%	49,249	(31.1)%	71,475
JOA and newspaper partnerships	—		(211)	(70.2)%	(707)
Syndication and other	(2,767)		(1,352)	(23.1)%	(1,759)
Corporate and shared services	(34,235)	25.3%	(27,313)	(35.3)%	(42,207)
Depreciation and amortization of intangibles	(44,894)		(44,360)		(46,574)
Impairment of goodwill, indefinite and long-lived assets	—		(216,413)		(809,936)
Gains (losses), net on disposal of property, plant and equipment	(1,218)		444		5,809
Interest expense	(3,666)		(2,554)		(10,740)
Separation and restructuring costs	(12,678)		(9,935)		(33,506)
Write-down of investment in newspaper partnership	—		—		(20,876)
Loss on repurchases of debt	—		—		(26,380)
Miscellaneous, net	1,798		962		10,332

Income (loss) from continuing operations before income taxes	$29,710		$(231,315)		$(824,480)

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008

Depreciation and amortization:
Television	$17,573	$18,172	$20,189
Newspapers	26,260	24,860	23,993
JOA and newspaper partnerships	—	—	1,219
Syndication and other	458	592	460
Corporate and shared services	603	736	713

Total	$44,894	$44,360	$46,574

Gains (losses) on disposal of property, plant and equipment:
Television	$(375)	$1,004	$6,088
Newspapers	(797)	(237)	(91)
JOA and newspaper partnerships	—	—	(32)
Syndication and other	—	(24)	—
Corporate and shared services	(46)	(299)	(156)

Gains (losses) on disposal of property, plant and equipment:	$(1,218)	$444	$5,809

Impairment of goodwill, indefinite and long-lived assets	$—	$216,413	$809,936

Write-down of investment in newspaper partnership	$—	$—	$20,876

Television —Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. Through 2009 we received compensation from the networks for carrying their programming. In the fourth quarter of 2010 and first quarter of 2011 we completed the renewal of our affiliation agreements with ABC and NBC. Under the renewal with ABC and NBC we will pay for network programming and will no longer receive any network compensation. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.
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
Operating results for television were as follows:

	For the years ended December 31,
(in thousands)	2010	Change	2009	Change	2008

Segment operating revenues:
Local	$162,929	7.4%	$151,665	(15.8)%	$180,065
National	85,909	16.8%	73,575	(14.7)%	86,252
Political	48,117		5,063		41,012
Network compensation	1,152	(84.6)%	7,464	(4.2)%	7,792
Other	23,041	32.0%	17,453	48.7%	11,739

Total segment operating revenues	321,148	25.8%	255,220	(21.9)%	326,860

Segment costs and expenses:
Employee compensation and benefits	122,851	(1.5)%	124,755	(5.1)%	131,444
Programs and program licenses	59,949	14.1%	52,530	8.8%	48,290
Other segment costs and expenses	63,458	9.9%	57,767	(13.2)%	66,537

Total segment costs and expenses	246,258	4.8%	235,052	(4.6)%	246,271

Segment profit	$74,890		$20,168	(75.0)%	$80,589

2010 compared with 2009
Revenues
We experienced an improvement in the flow of advertising in all of our markets, and key television revenue categories have shown year-over-year growth. The rate of improvement in advertising revenues increased throughout 2010, with local and national time sales up 11% in the year, led by a 58% increase in automotive advertising. Automotive advertising revenues in 2009 were affected by the weakened financial condition of the large automotive manufacturers. Revenues in our television division also were bolstered by strong political spending in the third and fourth quarters of 2010.
Network compensation revenue decreased in 2010 compared with 2009 due to the expiration of our ABC network affiliation agreement in January 2010. Under the renewal of the long-term network affiliation agreement with ABC we no longer receive compensation revenue from ABC.
Other revenues include retransmission fees received from cable television systems and Scripps Networks Interactive as well as online advertising revenue from our web sites. The increase in other revenues is primarily due to the increase in retransmission revenue in 2010 compared with 2009.
Cost and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $4.9 million in 2010 due to freezing the accrual of service credits in plans covering a majority of our television employees effective July 1, 2009. Pension costs in 2009 also include $1.1 million in curtailment charges related to the benefit accrual freeze. Excluding pension costs, 2010 employee compensation and benefits increased by 3% compared with 2009. The 2009 year includes the effects of temporary pay reductions, which since have been restored, and the elimination of bonus programs, which were partially restored in 2010.

Programs and program licenses increased in 2010 primarily due to network affiliation fees we now pay under a new affiliation agreement with ABC.
Other costs and expenses increased primarily due to the cost associated with transitioning to a new national representation contract, increases in promotional spending during 2010 and additional spending to support our digital platforms. These increases were partially offset by lower bad debt expense.
2009 compared with 2008
Revenues
The decrease in the local and national revenues in 2009 was largely attributable to reduced spending by advertisers in the automotive, financial services and retail categories. There was only minor political spending in 2009, compared with 2008.
Other revenues increased in 2009 compared with 2008 due equally to retransmission fees received from cable television systems and Scripps Networks Interactive as well as online advertising revenue from our web sites.
Cost and expenses
Changes in pension costs affect 2009 to 2008 year-over-year comparisons of employee compensation and benefits. Pension costs increased by $0.7 million for 2009. Pension costs for 2009 include $1.1 million in curtailment charges related to the benefit accrual freeze in plans covering a majority of our television employees. Excluding pension costs, employee compensation and benefits decreased by 6% in 2009. During 2009, we eliminated bonuses and reduced employee pay, including temporary pay reductions for certain exempt employees of up to 5% during the second and third quarters.
The cost of programs and program licenses increased due primarily to higher costs for syndicated programs in certain of our markets under the terms of long-term licensing arrangements.

Newspapers — We operate daily and community newspapers in 13 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by local and national economic conditions, particularly within the retail, labor, housing and automotive markets, as well as newsprint prices.
Operating results for our newspaper business were as follows:

	For the years ended December 31,
(in thousands)	2010	Change	2009	Change	2008

Segment operating revenues:
Local	$88,778	(8.8)%	$97,394	(25.6)%	$130,876
Classified	84,993	(9.8)%	94,183	(35.3)%	145,610
National	19,017	(11.7)%	21,546	(23.8)%	28,287
Digital	28,170	(4.4)%	29,465	(19.9)%	36,769
Preprint and other	74,765	(5.7)%	79,243	(17.4)%	95,949

Newspaper advertising	295,723	(8.1)%	321,831	(26.4)%	437,491
Circulation	121,283	4.7%	115,872	2.2%	113,398
Other	17,982	3.0%	17,463	(1.8)%	17,778

Total operating revenues	434,988	(4.4)%	455,166	(20.0)%	568,667

Segment costs and expenses:
Employee compensation and benefits	189,491	(9.8)%	210,124	(16.9)%	252,933
Newsprint and press supplies	47,235	(11.8)%	53,544	(35.5)%	83,029
Distribution services	48,166	16.6%	41,295	(2.7)%	42,439
Other segment costs and expenses	97,616	(3.3)%	100,954	(15.0)%	118,791

Total costs and expenses	382,508	(5.8)%	405,917	(18.4)%	497,192

Segment profit	$52,480	6.6%	$49,249	(31.1)%	$71,475

2010 compared with 2009
Revenues
The U.S. economic recession and secular changes in the demand for newspaper advertising affected operating revenues in 2010 and 2009, leading to lower advertising volumes and rate weakness in all of our local markets. As 2010 progressed, we saw a moderation in the rate of decline in our advertising revenues. Our newspaper business derives much of its advertising revenues from the retail, real estate, employment and automotive categories, sectors that have been particularly weak during this recession. Real estate, employment and automotive advertising, which have historically been our largest sources of classified advertising, have also been impacted over the past several years by increased competition from digital platforms. Digital advertising revenues fell as declines in “upsells” tied to print classified advertising offset gains in “pure-play” advertising. Pure play online advertising revenue (advertising which is not tied to print advertising) rose 14% in 2010 to $17.6 million and now makes up approximately 63% of total digital advertising revenue.
Our 2010 circulation revenues increased by approximately $5.4 million compared with 2009. In certain markets, we have made changes to the business model under which we operate with our newspaper distributors. We have transitioned to a model in which we pay most independent distributors on a per-unit basis. Under this model, we recognize revenue at higher retail rates and record the per-unit cost as a charge to distribution expense. The change in the business model increased reported circulation revenue by $7.3 million in the 2010 and $5.4 million in 2009. Adjusting for the change in the business model, circulation revenue decreased by 2% in 2010.
The decline in preprint and other revenues in 2010 is due to the overall economic conditions and reductions in the number of inserts by certain large national retailers. Preprint and other products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.

Costs and expenses
Changes in pension costs affect year-over-year comparisons of employee compensation and benefits. Pension costs decreased by $12.5 million in 2010 due to freezing the accrual of service credits in plans covering the majority of our newspaper employees in 2009. Pension costs in 2009 include $2.4 million in curtailment charges related to the benefit accrual freeze. Excluding pension costs, employee compensation and benefits decreased by 4% in 2010 primarily due to a 9% reduction in the number of employees. The effects of reduced head count were offset by the partial restoration of bonus programs in 2010.
Newsprint and press supplies decreased by $6.3 million in 2010 primarily due to a $4.5 million decrease in newsprint cost. The decrease in newsprint costs was due to a 12% decline in consumption and an 11% decrease in newsprint prices.
Distribution service costs increased in 2010 primarily as a result of the change in the business model we operate with our distributors in certain markets.
Other costs and expenses decreased in 2010 due to lower bad debt expenses as well as cost controls resulting in reductions in other expense categories.
2009 compared with 2008
Revenues
The U.S. economic recession affected operating revenues in 2009 and 2008, leading to lower advertising volumes and rate weakness in all of our local markets. The decline in digital ad revenue is attributable to the weakness in print classified advertising, to which most of the online advertising is tied. Pure play online advertising revenue makes up approximately 52% and 33% of total online advertising revenue for 2009 and 2008, respectively. Pure play online advertising revenue rose 26% in 2009 to $15.3 million due to new initiatives put in place during 2009.
Our 2009 circulation revenues increased by approximately $2.5 million. In certain markets, we have made changes to the business model under which we operate with our newspaper distributors. We have transitioned to a model in which we pay most independent distributors on a per-unit basis. The change in the business model increased reported circulation revenue by $5.4 million in the 2009. Adjusting for the change in the business model, circulation revenue decreased by 3% in 2009.
The decline in preprint and other revenues in 2009 is due to the overall economic conditions. Preprint products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.
Costs and expense
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
Newsprint and press supplies decreased by $29.5 million in 2009 primarily due to a $23.5 million decrease in newsprint cost. The decrease in newsprint costs was due to a 31% decline in consumption and a 12% decrease in newsprint prices.
Capital expenditures include costs of $31 and $51 million in 2009 and in 2008, respectively for the construction of a new production facility at our Naples, Florida newspaper.

Discontinued Operations — Discontinued operations include United Media Licensing, SNI, and DNA (See Note 3 to the Consolidated Financial Statements). The results of businesses held for sale or that have ceased operations are presented as discontinued operations.
Operating results for our discontinued operations were as follows:

	For the years ended December 31,
( in thousands )	2010	2009	2008

Operating revenues:
SNI	$—	$—	$804,436
UML	27,979	69,962	76,457
Rocky Mountain News	—	50	129

Total operating revenues	$27,979	$70,012	$881,022

Income (loss) from discontinued operations:
Gain on sale of UML, before tax	$161,910	$—	$—
Income (loss) from discontinued operations, before tax:
SNI	—	—	309,547
UML	3,694	12,088	12,411
Rocky Mountain News	2,719	(23,372)	(124,923)
Income tax (expense) benefit	(66,787)	589	(68,047)

Income (loss) from discontinued operations	$101,536	$(10,695)	$128,988

Liquidity and Capital Resources
Our primary source of liquidity is our cash flow from operations and available borrowings under our credit facility.
We completed the sale of United Media Licensing in the second quarter of 2010, receiving $163 million in cash, net of expenses on the sale.
Cash flow from continuing operating activities decreased in 2010 by $28 million compared with 2009, primarily as a result of $70 million in contributions we made to our defined benefit pension plans. In 2010, we received net tax refunds of $30 million, including $6.7 million in tax reimbursements from SNI for periods prior to the spin-off. Refunds resulting from the carryback of 2009 net operating losses and overpayments on our 2008 federal income tax refund totaled $60 million. Estimated payments on our 2010 tax liabilities in 2010 were $39 million. In 2009, net tax refunds totaled $31 million and we received $16 million in tax reimbursements from SNI.
Capital expenditures in 2010 were $18 million, down from $39 million in the prior year. Capital expenditures in 2009 primarily related to the construction of our Naples, Fla., newspaper facility. We completed the construction of this facility in the third quarter of 2009. Capital expenditures in 2011 are expected to be approximately $18 million.
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In 2010, we made a $65 million voluntary contribution to our defined benefit pension plans. We expect to contribute $1.6 million in 2011 to fund SERP benefits.
On October 20, 2010, we entered into the First Amendment to Credit Agreement (2010 Amendment) of our Credit Agreement dated August 5, 2009. We entered into the 2010 Amendment to give us more financial flexibility to make acquisitions and return capital to shareholders. The 2010 Amendment reduces the maximum amount of availability under the Credit Agreement from $150 million to $100 million. The Credit Agreement maintains its original maturity date of June 30, 2013. As of December 31, 2010, we had no outstanding borrowings under the Credit Agreement. Borrowing capacity under the facility was $83 million. The 2010 Amendment will allow us to make acquisitions or return capital of up to $150 million, respectively, over the remaining term of the Credit Facility, up to a maximum aggregate of $200 million.

In October 2010, concurrent with amending the credit agreement, the board of directors authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012. We did not repurchase any shares under this program in 2010.
We expect that our cash and short-term investments and cash flow from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.
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
We may use derivative financial instruments to manage exposure to newsprint prices, interest rate and foreign exchange rate fluctuations. In October 2008, we entered into a 2-year $30 million notional interest rate swap that expired in October 2010. Under this agreement we received payments based on 3-month LIBOR rate and made payments based on a fixed rate of 3.2%. We held no newsprint or foreign currency derivative financial instruments at December 31, 2010.
We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition, other than the interest swap previously discussed.
As of December 31, 2010 and 2009, we had outstanding letters of credit totaling $10.4 million and $9.7 million, respectively.
Contractual Obligations
A summary of our contractual cash commitments, as of December 31, 2010, is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total
Long-term debt:
Principal amounts	$182	$423	$245	$—	$850
Interest on note	78	97	15	—	190

Programming:
Available for broadcast	1,797	1,459	583	—	3,839
Not yet available for broadcast	50,473	58,541	23,625	—	132,639

Employee compensation and benefits:
Deferred compensation and other employment benefits	3,700	9,600	6,411	—	19,711
Employment and talent contracts	21,160	16,695	3,118	1,325	42,298

Operating leases:
Noncancelable	3,482	5,312	3,484	3,497	15,775
Cancelable	595	758	394	14	1,761

Pension obligations:
Minimum pension funding	1,553	4,836	22,484	18,862	47,735

Other commitments:
Noncancelable purchase and service commitments	5,647	7,487	4,444	498	18,076
Capital expenditures	165	—	—	—	165
Other purchase and service commitments	30,480	38,682	6,166	9	75,337

Total contractual cash obligations	$119,312	$143,890	$70,969	$24,205	$358,376

In the ordinary course of business we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment, and to purchase other goods and services.

Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation agreements are also included. Variable amounts to the networks that could become payable throughout the life of the contracts are excluded.
We expect to enter into additional program licenses and production contracts to meet our future programming needs.
Talent Contracts — We secure on-air talent for our television stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table. Also included in the table are contracts with columnists and artists whose work is syndicated by United Media. Columnists and artists may receive fixed minimum payments plus amounts based upon a percentage of net syndication revenues resulting from the exploitation of their work. Contingent amounts based upon net revenues are not included in the table of contractual commitments.
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
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERP. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2016-2020. While benefit payments under these plans are expected to continue beyond 2020, we believe it is not practicable to estimate payments beyond this period.
Income Tax Obligations — The Contractual Obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2010, our reserves for income taxes totaled $16.2 million, which is reflected as a long-term liability in our consolidated balance sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.
We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2010. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.
Quantitative and Qualitative Disclosures about Market Risk
Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.
Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at December 31, 2010.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2010			As of December 31, 2009
(in thousands,	Cost	Fair		Cost	Fair
except share data)	Basis	Value		Basis	Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—		$34,900	$34,900
Other notes	850	850		1,016	1,016

Total long-term debt including current portion	$850	$850		$35,916	$35,916

Financial instruments subject to market value risk:
Investments held at cost	10,366	(a	)	10,405	(a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
In October 2008, we entered into a 2-year $30 million notional interest rate swap, which expired in October 2010. Under this agreement we received payments based on the 3-month LIBOR and made payments based on a fixed rate of 3.2%. This swap was not designated as a hedge in accordance with generally accepted accounting standards and changes in fair value were recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2009 was a liability of $0.8 million, which is included in other liabilities.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.
The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2010. This report appears on page F-20.
Date: March 2, 2011
BY:

/s/ Richard A. Boehne Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy E. Stautberg Timothy E. Stautberg
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders,
The E.W. Scripps Company
We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP Cincinnati, Ohio
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders,
The E.W. Scripps Company
We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP Cincinnati, Ohio
March 2, 2011

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$204,924	$7,681
Short-term investments	—	12,180
Accounts and notes receivable (less allowances — 2010, $2,789; 2009, $4,246)	115,568	115,245
Inventory	7,859	6,989
Deferred income taxes	8,914	16,614
Income taxes receivable	14,596	62,559
Assets of discontinued operations — current	—	24,948
Miscellaneous	10,718	11,959

Total current assets	362,579	258,175

Investments	10,652	10,660
Property, plant and equipment	389,650	417,745
Intangible assets	23,107	23,635
Deferred income taxes	30,844	57,132
Miscellaneous	10,710	13,176
Assets of discontinued operations — noncurrent	—	5,825

Total Assets	$827,542	$786,348

Liabilities and Equity
Current liabilities:
Accounts payable	$34,091	$25,172
Customer deposits and unearned revenue	26,072	26,773
Accrued liabilities:
Employee compensation and benefits	36,981	29,124
Income taxes payable	7,310	—
Miscellaneous	25,528	21,763
Liabilities of discontinued operations — current	—	24,362
Other current liabilities	8,502	8,066

Total current liabilities	138,484	135,260

Long-term debt	850	35,916

Liabilities of discontinued operations — noncurrent	—	369
Other liabilities (less current portion)	96,676	181,552

Commitments and contingencies (Note 18)	—	—

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2010 — 46,403,887 shares; 2009 — 42,742,190 shares	464	427
Voting — authorized: 60,000,000 shares; issued and outstanding: 2010 — 11,932,735 shares; 2009 — 11,932,735 shares	119	119

Total	583	546
Additional paid-in capital	558,225	531,754
Retained earnings (accumulated deficit)	111,641	(10,946)
Accumulated other comprehensive income (loss), net of income taxes:
Pension liability adjustments	(81,547)	(92,049)
Foreign currency translation adjustment	—	590

Total The E.W. Scripps Company shareholders’ equity	588,902	429,895
Noncontrolling interest	2,630	3,356

Total equity	591,532	433,251

Total Liabilities and Equity	$827,542	$786,348

See notes to consolidated financial statements.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Operating Revenues:
Advertising	$601,411	$565,708	$758,393
Circulation	121,283	115,873	113,398
Other	54,196	50,817	53,415

Total operating revenues	776,890	732,398	925,206

Costs and Expenses:
Employee compensation and benefits	351,805	366,805	436,272
Programs and program licenses	59,949	52,530	48,290
Newsprint and press supplies	47,235	53,544	83,029
Other costs and expenses	227,533	218,765	250,346
Separation and restructuring costs	12,678	9,935	33,506

Total costs and expenses	699,200	701,579	851,443

Depreciation, Amortization, and (Gains) Losses:
Depreciation	43,517	42,530	43,354
Amortization of intangible assets	1,377	1,830	3,220
Impairment of goodwill, indefinite and long-lived assets	—	216,413	809,936
(Gains) losses, net on disposal of property, plant and equipment	1,218	(444)	(5,809)

Net depreciation, amortization, and (gains) losses	46,112	260,329	850,701

Operating income (loss)	31,578	(229,510)	(776,938)
Interest expense	(3,666)	(2,554)	(10,740)
Write-down of investment in newspaper partnership	—	—	(20,876)
Losses on repurchases of debt	—	—	(26,380)
Miscellaneous, net	1,798	749	10,454

Income (loss) from continuing operations before income taxes	29,710	(231,315)	(824,480)
Provision (benefit) for income taxes	840	(32,363)	(265,592)

Income (loss) from continuing operations, net of tax	28,870	(198,952)	(558,888)
Income (loss) from discontinued operations, net of tax	101,536	(10,695)	128,988

Net income (loss)	130,406	(209,647)	(429,900)
Net income (loss) attributable to noncontrolling interests	(103)	(42)	46,690

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$130,509	$(209,605)	$(476,590)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.45	$(3.69)	$(10.33)
Income (loss) from discontinued operations	1.59	(.20)	1.52

Net income (loss) per basic share of common stock	$2.04	$(3.89)	$(8.81)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$.45	$(3.69)	$(10.33)
Income (loss) from discontinued operations	1.58	(.20)	1.52

Net income (loss) per diluted share of common stock	$2.03	$(3.89)	$(8.81)

Weighted average shares outstanding:
Basic	56,857	53,902	54,100
Diluted	56,998	53,902	54,100
Net income (loss) per share amounts may not foot since each is calculated independently.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$130,406	$(209,647)	$(429,900)
Loss (income) from discontinued operations	(101,536)	10,695	(128,988)

Income (loss) from continuing operations	28,870	(198,952)	(558,888)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	44,894	44,360	46,574
Impairment of goodwill, indefinite and long-lived assets	—	216,413	830,812
(Gains)/losses on sale of property, plant and equipment	1,218	(444)	(5,809)
(Gain)/loss on sale of investments	(2,275)	(752)	(7,572)
Deferred income taxes	25,822	45,271	(278,923)
Excess tax benefits from stock compensation plans	(9,559)	(372)	(3,829)
Stock and deferred compensation plans	8,892	7,131	34,634
Losses on repurchases of debt	—	—	26,380
Pension expense, net of payments	(62,774)	1,253	5,606
Other changes in certain working capital accounts, net	32,388	(31,530)	(12,341)
Miscellaneous, net	(8,196)	4,802	3,692

Net cash provided by continuing operating activities	59,280	87,180	80,336
Net cash (used in) provided by discontinued operating activities	6,691	(8,522)	252,215

Net operating activities	65,971	78,658	332,551

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	766	101	169
Purchase of intangibles	(850)	—	—
Additions to property, plant and equipment	(18,241)	(39,453)	(82,394)
Decrease in short-term investments	12,180	8,950	23,701
Proceeds from sale of long-term investments	—	472	37,184
Purchase of investments	(1,673)	(3,366)	(688)

Net cash used in continuing investing activities	(7,818)	(33,296)	(22,028)
Net cash (used in) provided by discontinued investing activities	162,895	(297)	(40,506)

Net investing activities	155,077	(33,593)	(62,534)

Cash Flows from Financing Activities:
Increase in long-term debt	—	—	100,500
Payments on long-term debt	(34,900)	(25,250)	(544,820)
Bond redemption premium payment	—	—	(22,517)
Payments of financing costs	(330)	(3,062)	—
Dividends paid	—	—	(53,957)
Dividends paid to noncontrolling interests	(623)	—	(24)
Repurchase Class A Common shares	—	—	(19,031)
Proceeds from employee stock options	8,394	2,876	15,097
Tax payments related to shares withheld for vested stock and RSUs	(12,071)	—	—
Excess tax benefits from stock compensation plans	9,559	372	3,829
Miscellaneous, net	937	(10,972)	2,605

Net cash used in continuing financing activities	(29,034)	(36,036)	(518,318)
Net cash provided by discontinued financing activities	—	—	257,920

Net financing activities	(29,034)	(36,036)	(260,398)

Effect of exchange rate changes on cash and cash equivalents	—	—	(75)

Change in cash — discontinued operations	5,229	(5,217)	(23,977)

Increase (decrease) in cash and cash equivalents	197,243	3,812	(14,433)
Cash and cash equivalents:
Beginning of year	7,681	3,869	18,302

End of year	$204,924	$7,681	$3,869

See notes to consolidated financial statements.

Consolidated Statements of Equity

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
As of December 31, 2007	$543	$476,142	$1,971,848	$1,828	$141,930	$2,592,291
Net income (loss)			(476,590)		46,690	(429,900)

Unrealized gains (losses) on investments				(682)		(682)
Adjustment for losses (gains) in income on investments				(3,655)		(3,655)

Change in unrealized gains (losses) on investments				(4,337)		(4,337)
Changes in defined pension plans				(90,639)		(90,639)
Equity in investee’s adjustments for pension				(100)		(100)
Currency translation adjustment				195		195
Dividends: declared and paid — $.99 per share			(53,957)			(53,957)
Dividends: Noncontrolling interest					(56,207)	(56,207)
Spin-off of SNI			(1,234,701)	(40,602)	(129,015)	(1,404,318)
Repurchase 1,213,333 Class A Common shares	(12)	(13,246)	(5,773)			(19,031)
Compensation plans, net: 695,965 net shares issued	7	37,545				37,552
Stock modification charge		19,589				19,589
Excess tax benefits of compensation plans		3,829				3,829

As of December 31, 2008	538	523,859	200,827	(133,655)	3,398	594,967
Net income (loss)			(209,605)		(42)	(209,647)
Spin-off of SNI			(2,168)	1,536		(632)
Changes in defined pension plans				39,633		39,633
Equity in investee’s adjustments for pension				1,324		1,324
Currency translation adjustment				(48)		(48)
Compensation plans: 857,953 net shares issued	8	12,548				12,556
Excess tax expense of compensation plans		(4,653)				(4,653)
Other				(249)		(249)

As of December 31, 2009	546	531,754	(10,946)	(91,459)	3,356	433,251
Net income (loss)			130,509		(103)	130,406
Spin-off of SNI			(7,927)			(7,927)
Dividends paid to noncontrolling interests					(623)	(623)
Changes in defined pension plans				10,214		10,214
Currency translation adjustment				(590)		(590)
Compensation plans: 3,661,797 net shares issued	37	7,472	5			7,514
Excess tax benefits of compensation plans		18,999				18,999
Other				288		288

As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
As used in the Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.
Nature of Operations — We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Television, Newspapers, JOAs and newspaper partnerships, and Syndication and other. Note 16 provides additional information regarding our business segments.
Concentration Risks — We have geographically dispersed operations and a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position, results of operations or cash flows.
We derive approximately 77% of our operating revenues from marketing services, including advertising. Changes in the demand for such services both nationally and in individual markets can affect operating results.
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
Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; and self-insured risks.
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
Our primary sources of revenue are from the sale of print, broadcast and Internet advertising and the sale of newspapers.
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
We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. The cost basis is reduced when a decline in fair value below cost is determined to be other than temporary, with the resulting adjustment charged against earnings.
Property, Plant and Equipment — Property, plant and equipment, which includes internal use software and web-site development cost, is carried at cost less depreciation. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

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
Programs and Program Licenses — Includes the cost of national television network programming, programming produced by us or for us by independent production companies and programs licensed under agreements with independent producers.
Our current network affiliation agreements require the payment of affiliation fees to the network. Network affiliation fees include both pre-determined fixed fees and variable payments based on other factors. Fixed fee payments are expensed on a straight-line basis over the term of the affiliation agreement. Variable fees are expensed as incurred.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims, which totaled $22.1 million and $20.5 million at December 31, 2010 and 2009, respectively, are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
Newsprint and press supplies — Newsprint and press supplies costs include costs incurred to print and produce our newspapers and other publications to readers. These costs are expensed as incurred.
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
Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. Grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period because stock compensation grants vest upon the retirement of the employee.
Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted stock units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS for common stock. We do not allocate losses to the participating securities.

The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2010	2009	2008

Numerator (for basic earnings per share)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$130,509	$(209,605)	$(476,590)
Less income allocated to unvested restricted stock and RSUs	(14,604)	—	—

Numerator for basic and diluted earnings per share	$115,905	$(209,605)	$(476,590)

Denominator

Basic weighted-average shares outstanding	56,857	53,902	54,100
Effective of dilutive securities:
Stock options held by employees and directors	141	—	—

Diluted weighted-average shares outstanding	56,998	53,902	54,100

Anti-dilutive securities(1)	8,825	21,033	12,896

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2010, in the determination of dilutive securities, the inclusion of RSUs and restricted stock as participating securities is more dilutive, and therefore, the dilutive EPS calculation excludes them. For 2009 and 2008, we incurred a net loss and the inclusion of unvested restricted stock, RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.
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
In June 2009, the FASB issued new accounting guidance which amended the consolidation guidance applicable to variable interest entities and was effective for us on January 1, 2010. The adoption of this standard did not have a material impact on our financial condition or results of operations.
New Accounting Pronouncements
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
In connection with the sale, Iconix assumed UFS’s real estate lease, which expires in February 2016. We were not released from our obligations as guarantor of that lease by the lessor. Total remaining lease payments at December 31, 2010 are approximately $8.3 million. We believe that the likelihood of incurring future costs for this guarantee to be remote, and therefore we have not recorded a related liability.
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

During 2010 and 2009, the Company made adjustments of $7.9 million and $0.6 million, respectively, to the net assets distributed. The adjustment primarily related to the allocation and settlement of tax accounts and employee benefit plans.
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

SNI reimbursed us $6.7 million in 2010 and $16 million in 2009 for its share of estimated taxes prior to the spin-off under the Tax Allocation Agreement.
SNI paid $3.7 million in 2010 to settle audits of certain combined state and local tax returns for periods prior to the spin-off. We reimbursed SNI $0.8 million for our share of the audit settlements.
During 2010, we filed a carryback claim for $9.3 million of capital losses incurred by SNI subsequent to the spin-off. Under the terms of the Tax Allocation Agreement, these capital losses were carried back to our consolidated federal income tax returns for periods prior to the spin-off. We paid SNI for the loss carryback when the refund claim was received from the Internal Revenue Service (“IRS”).
At December 31, 2010 and 2009, we owed SNI $7.5 million and $3.6 million, respectively, for its share of tax refund claims for prior years. The amounts will be paid to SNI when the tax refunds to which they relate are received from the tax authorities.
The results of businesses held for sale, that were spun off, or that have ceased operations are presented as discontinued operations within our results of operations. The results of operations of these businesses are excluded from segment results for all periods presented.
Operating results of our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008

Operating revenues:
SNI	$—	$—	$804,436
UML	27,979	69,962	76,457
Rocky Mountain News	—	50	129

Total operating revenues	$27,979	$70,012	$881,022

Income (loss) from discontinued operations:
Gain on sale of UML, before tax	$161,910	$—	$—
Income (loss) from discontinued operations, before tax:
SNI	—	—	309,547
UML	3,694	12,088	12,411
Rocky Mountain News	2,719	(23,372)	(124,923)
Income tax (expense) benefit	(66,787)	589	(68,047)

Income (loss) from discontinued operations	$101,536	$(10,695)	$128,988

The Company incurred certain non-recurring costs directly related to the spin-off of SNI of $48.2 million in 2008. Investment banking fees, legal, accounting and other professional and consulting fees of $14.7 million were allocated to discontinued operations in the Consolidated Statements of Operations. All remaining amounts ($33.5 million) are recorded in continuing operations.
4. Asset Write-Downs and Other Charges and Credits
Income (loss) from continuing operations was affected by the following:
2010 —Restructuring costs at our television and newspaper operations totaled $12.7 million.
2009 —Separation costs and costs to restructure our operations were $9.9 million.
In the first quarter we recorded a $215 million, non-cash charge to reduce the carrying value of our goodwill for our Television division.
We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station.
2008 — Separation and restructuring costs, including costs to reduce our newspaper workforce by 350 employees, increased the loss from continuing operations by $38.5 million for the year.
During the year we recorded a $779 million, non-cash charge to reduce the carrying value of goodwill, an $11.4 million charge to reduce the carrying value of our FCC license and a $19.6 million charge to write-down the carrying value of long-lived assets, primarily a television network affiliation agreement. We also recorded a non-cash charge of $20.9 million to reduce the carrying value of our investment in the Prairie Mountain Publishing newspaper partnership to our share of the estimated fair value of their net assets. The impairment charges increased loss from continuing operations by $830.9 million in the year.

We redeemed the remaining balances of our outstanding notes and recorded a $26.4 million loss on the extinguishment of debt.
Investment results, reported in the caption “Miscellaneous, net” in our Consolidated Statements of Operations, include realized gains from the sale of certain investments of $7.6 million.
5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$(27,710)	$(74,053)	$1,273
State and local	(11,033)	4,774	6,112
Foreign	—	—	1,316

Total	(38,743)	(69,279)	8,701
Tax benefits of compensation plans allocated to additional paid-in capital	13,992	(4,653)	3,604

Total current income tax provision	(24,751)	(73,932)	12,305

Deferred:
Federal	28,270	68,096	(317,876)
Other	3,414	(2,585)	(18,380)

Total	31,684	65,511	(336,256)
Deferred tax allocated to other comprehensive income	(6,093)	(23,942)	58,359

Total deferred income tax provision	25,591	41,569	(277,897)

Provision for income taxes	$840	$(32,363)	$(265,592)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	7.3	2.0	2.1
Permanent item — Goodwill Impairment	—	(22.4)	(4.4)
Reserve for uncertain tax positions	(48.9)	(2.4)	(0.3)
Miscellaneous	9.5	1.8	(0.2)

Effective income tax rate	2.9%	14.0%	32.2%

We believe adequate provision has been made for all open tax years.
The approximate effect of the temporary differences giving rise to deferred income tax (liabilities) assets were as follows:

	As of December 31,
(in thousands)	2010	2009
Temporary differences:
Property, plant and equipment	$(54,410)	$(60,141)
Goodwill and other intangible assets	31,791	51,977
Investments, primarily gains and losses not yet recognized for tax purposes	1,539	2,878
Accrued expenses not deductible until paid	13,187	6,591
Deferred compensation and retiree benefits not deductible until paid	41,672	62,179
Other temporary differences, net	339	3,045

Total temporary differences	34,118	66,529
State net operating loss carryforwards	6,554	8,414
Valuation allowance for state deferred tax assets	(914)	(1,197)

Net deferred tax asset	$39,758	$73,746

Total state operating loss carryforwards were $170 million at December 31, 2010. Our state tax loss carryforwards expire between 2011 and 2028. Because separate state income tax returns are filed for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets totaled $39.8 million at December 31, 2010. Almost all of our deferred tax assets reverse in 2011. We can use any tax losses resulting from the deferred tax assets reversing in 2011 to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Gross unrecognized tax benefits at beginning of year	$27,910	$22,710	$68,400
Increases in tax positions for prior years	400	7,100	30
Decreases in tax positions for prior years	(15,900)	(2,100)	(1,700)
Increases in tax positions for current year	8,400	1,400	5,800
Settlements	(800)	(1,200)	(1,400)
Lapse in statute of limitations	—	—	(220)
Transfer of gross unrecognized tax benefits due to spin-off of SNI	—	—	(48,200)

Gross unrecognized tax benefits at end of year	$20,010	$27,910	$22,710

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14.5 million at December 31, 2010. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2010 and 2009, we had accrued interest related to unrecognized tax benefits of $2.6 million and $8.5 million, respectively.
We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. During 2010, we settled the examinations of several state and local tax returns for periods through 2008. Our tax provision was reduced by $14.0 million due to the realization of previously unrecognized tax benefits for settlement of issues for state and local jurisdictions.
In 2009, we reached an agreement with the Internal Revenue Service (“IRS”) to settle the examination of our 2005 and 2006 federal income tax returns. Our tax benefit in 2009 was increased by $0.9 million due to the realization of previously unrecognized tax benefits.
The Internal Revenue Service (“IRS”) is currently examining our 2007 to 2009 consolidated federal income tax returns. Due to the potential for resolution of Federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $5.0 million.
6. Joint Operating Agreements and Partnerships
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

7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2010	2009

Investments held at cost	$10,366	$10,405
Equity method investments	286	255

Total investments	$10,652	$10,660

Our investments do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2010 and 2009. There can be no assurance we would realize the carrying values of these securities upon their sale.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2010	2009
Land and improvements	$72,732	$68,310
Buildings and improvements	220,102	231,586
Equipment	510,169	528,370
Computer software	40,372	38,605

Total	843,375	866,871
Accumulated depreciation	453,725	449,126

Net property, plant and equipment	$389,650	$417,745

In 2009 and 2008, $0.5 million and $1.9 million, respectively, of interest was capitalized for a long-term construction project.
9. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2010	2009
Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$5,641	$5,641
Customer lists	12,469	12,469
Other	6,942	6,092

Total carrying amount	25,052	24,202

Accumulated amortization:
Television network affiliation relationships	(1,925)	(1,617)
Customer lists	(8,657)	(7,831)
Other	(4,558)	(4,314)

Total accumulated amortization	(15,140)	(13,762)

Net amortizable intangible assets	9,912	10,440
Other indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$23,107	$23,635

Other indefinite-lived assets are tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.
Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009. We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets as of March 31, 2009, and we recorded a $215 million, non-cash charge in the first quarter of 2009, to reduce the carrying value of goodwill to zero. We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value in the first quarter of 2009.

In 2008, due primarily to the continuing negative effects of the economy on our advertising revenues and those of other publishing companies, and the difference between our stock price following the spin-off of SNI to shareholders and the per share carrying value of our remaining net assets, we determined that indications of impairment existed as of June 30, 2008. We concluded the fair value of our newspaper reporting unit did not exceed the carrying value of our newspaper net assets as of June 30, 2008. We recorded a $779 million, non-cash charge in the quarter ended June 30, 2008 to reduce the carrying value to zero.
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
Estimated amortization expense of intangible assets for each of the next five years is $1.2 million in 2011, $1.0 million in 2012, $0.9 million in 2013, $0.7 million in 2014, $0.7 million in 2015, and $5.4 million in later years.
10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2010	2009

Variable rate credit facilities	$—	$34,900
Other notes	850	1,016

Total long-term debt	$850	$35,916

Fair value of long-term debt *	$850	$35,916

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
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
At December 31, 2010, we had borrowing capacity of $83 million under our credit agreement.
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
The 2010 Amendment allows us to make acquisitions or return capital of up to $150 million, respectively, over the remaining term of the Credit Facility, up to a maximum aggregate of $200 million.
Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the Revolver was 3.0% at December 31, 2010 and 2009, respectively.

Commitment fees of 0.50% per annum of the total unused commitment are payable under the credit facility.
As of December 31, 2010 and 2009, we had outstanding letters of credit totaling $10.4 million and $9.7 million, respectively.
In June 2008, we redeemed the remaining balance of our 4.25% notes, our 4.3% notes, and our 5.75% notes prior to maturity resulting in a loss on extinguishment of $26 million.
In October 2008, we entered into a 2-year $30 million notional interest rate swap which expired in October 2010. Under this agreement we received payments based on the 3-month LIBOR and made payments based on a fixed rate of 3.2%. This swap was not designated as a hedge in accordance with generally accepted accounting principles and changes in fair value were recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2009 was $0.8 million liability. For the year ended December 31, 2010, $0.8 million gain was recorded in other income (expense). For the year ended December 31, 2009, no gain or loss was recorded while $0.8 million loss was recorded for the year ended December 31, 2008.
11. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2010	2009

Employee compensation and benefits	$16,011	$17,805
Liability for pension benefits	46,135	124,412
Liabilities for uncertain tax positions	16,205	25,490
Other	18,325	13,845

Other liabilities (less current portion)	$96,676	$181,552

12. Fair Value Measurement
Fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which prioritizes the inputs used in measuring fair value, falls into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Unobservable inputs based on our own assumptions.
The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Short-term investments	$12,180	$12,180	$—	$—

Liabilities:
Interest rate swap	$844	$—	$844	$—

13. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
Noncontrolling interest from discontinued operations included a 10% interest in Fine Living and a 30% interest in the Food Network.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Net income (loss) attributable to The E.W. Scripps
Company shareholders:
Income (loss) from continuing operations, net of tax	$28,973	$(198,910)	$(558,878)
Income (loss) from discontinued operations, net of tax	101,536	(10,695)	82,288

Net income (loss)	$130,509	$(209,605)	$(476,590)

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Other changes in certain working capital accounts, net
Accounts and notes receivable	$(233)	$34,869	$25,742
Inventories	(870)	5,286	(3,506)
Income taxes receivable/payable-net	(5,025)	(54,849)	—
Accounts payable	12,067	(28,839)	1,433
Accrued employee compensation and benefits	7,857	(7,533)	(9,138)
Accrued interest	—	—	(5,715)
Other accrued liabilities	570	8,986	(27,279)
Other, net	18,022	10,550	6,122

Total	$32,388	$(31,530)	$(12,341)

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$1,264	$1,855	$17,299
Income taxes paid	$40,492	$2,620	$102,393

In 2010 we entered into a $2.2 million capital lease obligation for the purchase of computer software.

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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We historically matched a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009. Our matching contributions were reinstated in July 2010.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Service cost	$413	$5,597	$20,518
Interest cost	25,071	26,631	30,777
Expected return on plan assets, net of expenses	(24,256)	(20,432)	(36,748)
Amortization of prior service cost	70	378	882
Amortization of actuarial (gain)/loss	3,651	8,692	1,765
Curtailment/Settlement losses	—	6,591	131

Total for defined benefit plans	4,949	27,457	17,325
Multi-employer plans	561	1,226	675
SERP	2,328	1,626	8,955
Defined contribution plans	1,891	1,317	7,386

Net periodic benefit cost	9,729	31,626	34,341
Allocated to discontinued operations	(103)	(3,797)	(8,094)
SNI employee participation, post-spin	—	—	(5,936)

Net periodic benefit cost — continuing operations	$9,626	$27,829	$20,311

Pursuant to the Employees Matters Agreement, employees of SNI continued to participate in our pension plans for the period July 1, 2008 (spin-off) until December 31, 2008. Pension expense for SNI for the first half of 2008 is included in discontinued operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008

Current year actuarial gain/(loss)	$11,896	38,432	(151,414)
Curtailment effects	—	—	1,011
Amortization of actuarial (gain)/loss	4,141	20,305	(1,765)
Current year prior service (credit)/cost	—	—	2,023
Amortization of prior service (credit)/cost	70	4,597	(882)
Acquisitions	—	(1,054)	—

Total	$16,107	$62,280	(151,027)

In addition to the amounts summarized above, amortization of actuarial losses of $1.4 million and $0.5 million were recorded through other comprehensive income in 2010 and 2009 and $1.2 million of estimated prior service credits were recorded through other comprehensive income in 2009, related to our SERP plan. A current year actuarial loss of $0.6 million and a current year actuarial gain of $3.2 million was recognized in 2010 and 2009, respectively, related to our SERP plan. In 2010, a settlement loss of $0.6 million was recorded through other comprehensive income related to our SERP plan.
Assumptions used in determining the annual retirement plans expense were as follows:

	2010	2009	2008

Discount rate	5.97%	*6.25 and 7.00%	6.25%

Long-term rate of return on plan assets	7.60%	7.50%	7.50%

Increase in compensation levels	0% for 2010 and
	3.3% thereafter	3.3%	4.8%

(*)	The discount rate was 6.25% for the period Janunary 1 to May 15. When we remeasured our plan liabilities due to the June 2009 freeze, the discount rate was increased to 7.0%.
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

Obligations and Funded Status — Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2010	2009	2010	2009
Accumulated benefit obligation	$442,394	$424,026	$15,202	$17,957

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$435,736	$453,643	$17,957	$24,369
Service cost	413	5,597	—	202
Interest cost	25,071	26,631	953	1,278
Benefits paid	(16,845)	(23,813)	(2,047)	(2,206)
Actuarial losses (gains)	1,490	(14,939)	554	(2,441)
Acquisitions	—	2,010	—	—
Curtailments/Settlements	(489)	(13,393)	(2,114)	(3,245)

Projected benefit obligation at end of year	445,376	435,736	15,303	17,957

Plan assets:
Fair value at beginning of year	326,881	292,137	—	—
Actual return on plan assets	37,643	42,258	—	—
Company contributions	65,265	20,294	4,786	6,367
Benefits paid	(16,845)	(23,813)	(2,047)	(2,206)
Settlements	—	(4,152)	(2,739)	(4,161)
Acquisitions	—	157	—	—

Fair value at end of year	412,944	326,881	—	—

Funded status	$(32,432)	$(108,855)	$(15,303)	$(17,957)

Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,600)	$(2,400)
Noncurrent liabilities	(32,432)	(108,855)	(13,703)	(15,557)

Total	$(32,432)	$(108,855)	$(15,303)	$(17,957)

Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$122,464	$138,501	$7,776	$7,972
Unrecognized prior service cost (credit)	8	78	—	—

Total	$122,472	$138,579	$7,776	$7,972

In 2011, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $2.9 million (including $0.2 million for the SERP).
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2010	2009	2010	2009
Accumulated benefit obligation	$442,394	$424,026	$15,202	$17,957
Projected benefit obligation	445,376	435,736	15,303	17,957
Fair value of plan assets	412,944	326,881	—	—
Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2010	2009	2010	2009
Projected benefit obligation	$445,376	$435,736	$15,303	$17,957
Fair value of plan assets	412,944	326,881	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2010	2009	2008
Weighted average discount rate	5.85%	5.97%	6.25%
Increase in compensation levels	1-3% for 2011 and 3.3% thereafter	0% for 2010 and 3.3% thereafter	3.4%
We expect to contribute $1.6 million in 2011 to fund SERP benefits. We have met the minimum funding requirements for our qualified defined benefit pension plans and do not expect to make contributions in 2011.
Estimated future benefit payments expected to be paid for the next ten years are $20.4 million in 2011, $20.8 million in 2012, $21.7 million in 2013, $22.8 million in 2014, $24.1 million in 2015 and a total of $139 million for the five years ending 2020.
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits for certain of our defined benefit plans covering the majority of employees. Asset allocation target ranges for equity, fixed income and other investments are evaluated annually. Actual asset allocations are monitored monthly and adjusted as necessary. Risk is controlled through diversification among multiple asset classes, managers and styles. Risk is further monitored both at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

	Target	Percentage of plan assets
	allocation	as of December 31,
	2011	2010	2009
US equity securities	10%	13%	31%
Non-US equity securities	15	15	18
Fixed-income securities	70	69	46
Other	5	3	5

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small capitalization companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations. Other investments include hedge funds and real estate funds.
The company transitioned the defined benefit plan assets from a more traditional 65/35% equity/fixed income allocation to a “liability-driven investing” (LDI) approach in 2010. The rationale for this change is to better align the returns and duration of plan assets with the duration and behavior of plan liabilities. This approach will ultimately reduce volatility in the funded status of the plan. Volatility in the funded status is caused by differences in the discount rate used to value plan liabilities and returns on plan assets. We intend to institute this change gradually based upon the funding level of plan assets relative to ERISA’s Funding Target (“Funding Target Attainment Percentage”). At the end of the process, approximately 75% of plan assets will be invested in long duration fixed income products and 25% in return-seeking assets.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010 and 2009:

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$106,819	$—	$106,819	$—
Other	12,904	12,904	—	—

Fixed income
Common/collective trust funds	275,439	—	275,439	—
Other	7,551	7,551	—	—

Hedge fund	228	—	—	228
Real estate fund	8,724	—	—	8,724
Cash equivalents	1,279	1,279	—	—

Fair value of plan assets	$412,944	$21,734	$382,258	$8,952

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$150,154	$—	$150,154	$—
Other	11,402	11,402	—	—

Fixed income
Common/collective trust funds	146,167	—	146,167	—
Other	7,511	7,511	—	—

Hedge fund	2,024	—	—	2,024
Real estate fund	8,315	—	—	8,315
Cash equivalents	1,308	1,308	—	—

Fair value of plan assets	$326,881	$20,221	$296,321	$10,339

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
The following table presents a reconciliation of Level 3 assets held during 2010 and 2009:

	Hedge	Real Estate
(in thousands)	Fund	Fund	Total

As of December 31, 2008	$6,109	$15,302	$21,411
Realized gains/(losses)	(1,115)	434	(681)
Unrealized gains/(losses)	67	(4,543)	(4,476)
Sales	(3,037)	(2,878)	(5,915)

As of December 31, 2009	2,024	8,315	10,339
Realized gains/(losses)	(562)	—	(562)
Unrealized gains/(losses)	(459)	409	(50)
Purchases	191	247	438
Sales	(966)	(247)	(1,213)

As of December 31, 2010	$228	$8,724	$8,952

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
Syndication and other media primarily include syndication of news features and comics and other features for the newspaper industry.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Segment operating revenues:
Television	$321,148	$255,220	$326,860
Newspapers	434,988	455,166	568,667
JOA and newspaper partnerships	—	—	4
Syndication and other	20,754	22,012	26,081
Corporate and shared services	—	—	3,594

Total operating revenues	$776,890	$732,398	$925,206

Segment profit (loss):
Television	$74,890	$20,168	$80,589
Newspapers	52,480	49,249	71,475
JOA and newspaper partnerships	—	(211)	(707)
Syndication and other	(2,767)	(1,352)	(1,759)
Corporate and shared services	(34,235)	(27,313)	(42,207)
Depreciation and amortization of intangibles	(44,894)	(44,360)	(46,574)
Impairment of goodwill, indefinite and long-lived assets	—	(216,413)	(809,936)
Gains (losses), net on disposal of property, plant and equipment	(1,218)	444	5,809
Interest expense	(3,666)	(2,554)	(10,740)
Separation and restructuring costs	(12,678)	(9,935)	(33,506)
Write-down of investment in newspaper partnership	—	—	(20,876)
Losses on repurchases of debt	—	—	(26,380)
Miscellaneous, net	1,798	962	10,332

Income (loss) from continuing operations before income taxes	$29,710	$(231,315)	$(824,480)

Depreciation:
Television	$17,195	$17,837	$19,057
Newspapers	25,261	23,365	21,905
JOA and newspaper partnerships	—	—	1,219
Syndication and other	458	592	460
Corporate and shared services	603	736	713

Total depreciation	$43,517	$42,530	$43,354

Amortization of intangibles:
Television	$378	$335	$1,132
Newspapers	999	1,495	2,088

Total amortization of intangibles	$1,377	$1,830	$3,220

	For the years ended December 31,
(in thousands)	2010	2009	2008
Additions to property, plant and equipment:
Television	$14,165	$6,844	$27,841
Newspapers	2,346	34,254	59,075
JOA and newspaper partnerships	—	26	75
Syndication and other	207	250	399
Corporate and shared services	526	485	1,506

Total additions to property, plant and equipment	$17,244	$41,859	$88,896

	As of December 31,
(in thousands)	2010	2009	2008
Assets:
Television	$213,776	$210,949	$442,796
Newspapers	321,518	350,865	349,813
JOA and newspaper partnerships	4,822	4,447	14,483
Syndication and other	7,789	6,510	5,842
Investments	10,295	10,330	8,570
Corporate and shared services	269,342	172,474	205,027

Total assets of continuing operations	827,542	755,575	1,026,531
Discontinued operations	—	30,773	62,445

Total assets	$827,542	$786,348	$1,088,976

No single customer provides more than 10% of our revenue.
Other additions to long-lived assets include investments and capitalized intangible assets.
17. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following:

	For the years ended December 31,
(in thousands)	2010	2009	2008

Net income (loss)	$130,509	$(209,605)	$(476,590)
Unrealized gains (losses) on investments, net of tax of $79	—	—	(682)
Adjustment for gains in income on investments, net of tax of $1,968	—	—	(3,655)
Changes in defined pension plans, net of tax of $6,092; $23,942 and $58,808	10,214	39,633	(90,639)
Equity in investee’s adjustment for pensions, net of tax of $743 and $0	—	1,324	(100)
Currency translation adjustment, net of tax of $0, $0, $307	43	(48)	195
Other, net of tax of $0 and $142	288	(249)	—

Total comprehensive income (loss)	$141,054	$(168,945)	$(571,471)

There were no material items of other comprehensive income (loss) for the noncontrolling interest.
18. Commitments and Contingencies
We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.
Minimum payments on noncancelable leases at December 31, 2010, were: 2011, $3.5 million; 2012, $3.0 million; 2013, $2.3 million; 2014, $1.9 million; 2015, $1.6 million; and later years, $3.5 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases from continuing operations was $8.5 million in 2010, $10.2 million in 2009 and $11.9 million in 2008. Rental expense for cancelable and noncancelable leases from discontinued operations was $1.1 million in 2010, $2.5 million in 2009, and $12.4 million in 2008.
In the ordinary course of business, we enter into long-term contracts to obtain talent or other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2010, were: 2011, $27.0 million; 2012, $16.0 million; 2013, $8.5 million; 2014, $5.1 million; 2015, $2.4 million; and later years, $1.8 million. We expect these contracts will be replaced with similar contracts upon their expiration.
19. Capital Stock and Share Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matter as required by Ohio law.
Share Repurchase Plan — In October 2010, the board of directors authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012. We did not repurchase any shares under this program in 2010.
Incentive Plans — On May 13, 2010, we adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”). The Plan replaces The E.W. Scripps 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”). The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Other Stock-Based Awards. We have reserved 3 million Class A Common Shares for issuance under the Plan. In addition, 1.6 million Class A Common Shares remain available under the 1997 Plan, and any shares previously granted under the 1997 Plan that are subsequently forfeited, terminated, settled in cash or used to satisfy tax withholding obligations become available for issuance under the 2010 Plan. The Plan terminates on February 15, 2020.

We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2010, 4.6 million shares were available for future stock compensation grants.
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
Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions used in the model are as follows:

	For the years ended December 31,
	2010	2009	2008

Weighted-average fair value of stock options granted	N/A	N/A	$27.54
Assumptions used to determine fair value:
Dividend yield	N/A	N/A	1.3%
Risk-free rate of return	N/A	N/A	3.1%
Expected life of options (years)	N/A	N/A	6.00
Expected volatility	N/A	N/A	19.3%
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
Effective as of the spin-off of SNI, each Company share option and restricted share held by individuals who became employees of SNI was converted to a comparable award covering SNI Class A common shares. The number of shares covered by each award and the exercise price of each stock option were adjusted to maintain the award’s economic value. All other terms of the awards, including the terms and conditions relating to vesting, the post-termination exercise period, and the applicable exercise and tax withholding methods, remained the same. All Company stock options and restricted shares held by individuals who remained employed by the Company were adjusted as follows: (i) vested stock options were split 80% — 20% between SNI stock options and Company stock options, (ii) unvested stock options remained unvested Company stock options, and (iii) restricted shares were split between Company restricted shares and SNI restricted shares based on the 1-to-1 distribution ratio. In each case, the number of shares covered by each award and the exercise price of each stock option were adjusted to maintain the award’s economic value. All other terms of the awards, including the terms and conditions relating to vesting, the post-termination exercise period, and the applicable exercise and tax withholding methods, remained the same.
The following table summarizes information about stock option transactions:

		Weighted-	Range of
	Number	Average	Exercise
	of Shares	Exercise Price	Prices

Outstanding at December 31, 2007	4,409,185	$124.50	$60 - 162
Granted in 2008	970,100	23.85	7 - 139
Exercised in 2008	(485,978)	34.81	6 - 146
Forfeited in 2008	(197,399)	45.84	9 - 154
Impact of spin-off of SNI	7,952,370	—	—

Outstanding at December 31, 2008	12,648,278	9.20	$5 - 11

Options exercisable at December 31, 2008	5,797,660	$8.79	$5 - 11

Outstanding at December 31, 2008	12,648,278	$9.20	$5 - 11
Exercised in 2009	(554,028)	5.63	6 - 8
Forfeited in 2009	(377,269)	8.43	5 - 11

Outstanding at December 31, 2009	11,716,981	9.39	$5 - 11

Options exercisable at December 31, 2009	9,126,716	$9.36	$5 - 11

Outstanding at December 31, 2009	11,716,981	$9.39	$5 - 11
Exercised in 2010	(1,103,197)	7.64	5 - 10
Forfeited in 2010	(111,701)	9.75	5 - 11

Outstanding at December 31, 2010	10,502,083	9.57	$6 - 11

Options exercisable at December 31, 2010	9,765,510	$9.61	$6 - 11

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2010	2009	2008

Cash received upon exercise	$8,394	$3,114	$15,097
Intrinsic value (market value on date of exercise less exercise price)	1,935	872	9,851
Tax benefits realized	726	327	3,694
Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding			Options Exercisable
		Average		Weighted	Aggregate		Weighted	Aggregate
(dollars in millions,	Range of	Remaining	Options	Average	Intrinsic	Options	Average	Intrinsic
except per share amounts)	Exercise	Term	on Shares	Exercise	Value	on Shares	Exercise	Value
Year of Grant	Prices	(in years)	Outstanding	Price	(in millions)	Exercisable	Price	(in millions)
2001 - expire in 2011	$6 - 7	0.23	87,712	$6.86	0.3	87,712	$6.86	0.3
2002 - expire in 2012	8	1.18	456,242	8.05	1.0	456,242	8.05	1.0
2003 - expire in 2013	8 - 10	2.19	719,056	8.55	1.2	719,056	8.55	1.2
2004 - expire in 2014	10 - 11	3.21	930,062	10.49	—	930,062	10.49	—
2005 - expire in 2013	10 - 11	2.16	825,964	9.99	0.2	825,964	9.99	0.2
2006 - expire in 2014	10 - 11	3.19	1,804,176	10.31	0.1	1,804,176	10.31	0.1
2007 - expire in 2015	9 - 10	4.15	2,127,261	10.37	0.1	2,127,261	10.36	0.1
2008 - expire in 2016	7 - 10	5.22	3,551,610	8.85	4.6	2,815,037	8.79	3.8

Total	$6-11	3.81	10,502,083	$9.57	$7.5	9,765,510	$9.61	$6.7

Restricted Stock and Restricted Stock Units — Awards of Class A Common shares (“restricted stock”) and Restricted Stock Units (“RSU”) generally require no payment by the employee. RSUs are converted into an equal number of Class A Common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on awards granted to employees and non-employee directors.
Long-term incentive compensation includes performance share awards. Performance share awards represent the right to receive an award of restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded.

Information and activity for our restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number	Weighted	Range of
	of Shares	Average	Prices

Unvested shares at December 31, 2007	75,364	$141.72	$123 - 153
Shares issued for performance share awards	39,500	146.46	146
Shares awarded in 2008	266,426	36.96	7 - 141
Shares vested in 2008	(46,701)	143.06	134 - 154
Shares forfeited in 2008	(2,264)	145.98	133 - 147
Impact of spin-off of SNI	(84,547)	136.66	—

Unvested shares at December 31, 2008	247,778	$31.31	$7 - 147
Shares and units awarded in 2009	9,493,347	0.90	1-7
Shares and units vested in 2009	(299,210)	13.63	1 - 147
Shares and units forfeited in 2009	(125,751)	0.91	1 - 133

Unvested shares and units at December 31, 2009	9,316,164	$1.28	$1 - 146
Shares and units awarded in 2010	891,047	9.47	7 - 11
Shares and units vested in 2010	(3,925,842)	1.71	1 - 146
Shares and units forfeited in 2010	(96,743)	1.46	1 - 9

Unvested shares and units at December 31, 2010	6,184,626	$2.19	$1 - 141

There are 6.1 million RSUs outstanding as of December 31, 2010. We recognize the fair value of the awards as the employee’s rights to the awards vest. In the first quarter of 2011, approximately 2.4 million of the RSUs will vest and the holders will receive approximately 1.6 million shares, net of tax withholdings. Employees are not restricted from selling shares received upon the vesting of their RSUs.
The following table presents additional information about restricted stock and restricted stock unit vesting:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Fair value of shares and units vested	$36,670	$739	$5,948
Tax benefits realized on shares and units vested	13,753	277	2,231
Stock Compensation Costs – Because of the distribution of SNI to our shareholders, employees holding share-based equity awards received modified awards in either Scripps, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an Scripps or SNI employee. The adjustments to the outstanding share-based equity awards are modifications and accordingly we compared the fair value of the awards immediately prior to the modifications to the fair value of the awards immediately after the modifications to measure the incremental share-based compensation. In 2008, we recorded a one-time compensation charge of $19.6 million for the vested options, which is included in Separation Costs in the Consolidated Statements of Operations.

	For the years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Share-based compensation:
Stock options	$1,767	$3,886	$12,059
Restricted stock and RSUs	9,150	5,062	6,748

Total stock compensation	10,917	8,948	18,807
Included in discontinued operations	—	(31)	(3,026)

Included in continuing operations	$10,917	$8,917	$15,781

Share-based compensation, net of tax	$6,823	$5,573	$9,863

As of December 31, 2010, $0.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of less then a year and $7.1 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 1.7 years.

20. Summarized Quarterly Financial Information (Unaudited)
Summarized financial information is as follows:

(in thousands, except per share data)	1st	2nd	3rd	4th
2010	Quarter	Quarter	Quarter	Quarter	Total
Operating revenues	$184,280	$188,785	$183,587	$220,238	$776,890
Costs and expenses	(173,157)	(173,974)	(171,670)	(180,399)	(699,200)
Depreciation and amortization of intangibles	(11,619)	(11,577)	(10,724)	(10,974)	(44,894)
Gains (losses), net on disposal of property, plant and equipment	(713)	(22)	(525)	42	(1,218)
Interest expense	(848)	(845)	(741)	(1,232)	(3,666)
Miscellaneous, net	(387)	1,298	39	848	1,798
Benefit (provision) for income taxes	379	(1,817)	5,459	(4,861)	(840)

Income (loss) from continuing operations	(2,065)	1,848	5,425	23,662	28,870
Income (loss) from discontinued operations, net of tax	1,185	97,659	820	1,872	101,536

Net income (loss)	(880)	99,507	6,245	25,534	130,406
Net income (loss) attributable to noncontrolling interests	—	—	—	(103)	(103)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(880)	$99,507	$6,245	$25,637	$130,509

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)	$.03	$.08	$.37	$.45
Income (loss) from discontinued operations	.02	1.53	.01	.03	1.59

Net income (loss) per basic share of common stock	$(.02)	$1.56	$.10	$.40	$2.04

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)	$.03	$.08	$.37	$.45
Income (loss) from discontinued operations	.02	1.52	.01	.03	1.58

Net income (loss) per diluted share of common stock:	$(.02)	$1.55	$.10	$.40	$2.03

Weighted average shares outstanding:
Basic	55,076	57,001	57,435	57,882	56,857
Diluted	55,076	57,213	57,502	58,057	56,998

Cash dividends per share of common stock	$.00	$.00	$.00	$.00	$.00

	1st	2nd	3rd	4th
2009	Quarter	Quarter	Quarter	Quarter	Total
Operating revenues	$187,396	$179,450	$169,073	$196,479	$732,398
Costs and expenses	(196,521)	(167,250)	(164,938)	(172,870)	(701,579)
Depreciation and amortization of intangibles	(11,581)	(10,605)	(10,744)	(11,430)	(44,360)
Impairment of goodwill, indefinite and long-lived assets	(216,413)	—	—	—	(216,413)
Gains (losses), net on disposal of property, plant and equipment	(53)	(304)	130	671	444
Interest expense	(92)	(317)	(1,149)	(996)	(2,554)
Miscellaneous, net	(1,609)	588	702	1,068	749
Benefit (provision) for income taxes	30,935	772	1,235	(579)	32,363

Income (loss) from continuing operations	(207,938)	2,334	(5,691)	12,343	(198,952)
Income (loss) from discontinued operations, net of tax	(12,909)	(81)	2,430	(135)	(10,695)

Net income (loss)	(220,847)	2,253	(3,261)	12,208	(209,647)
Net income (loss) attributable to noncontrolling interests	(147)	—	—	105	(42)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(220,700)	$2,253	$(3,261)	$12,103	$(209,605)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.88)	$.04	$(.11)	$.19	$(3.69)
Income (loss) from discontinued operations	(.24)	.00	.05	.00	(.20)

Net income (loss) per basic share of common stock:	$(4.12)	$.04	$(.06)	$.19	$(3.89)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(3.88)	$.04	$(.11)	$.19	$(3.69)
Income (loss) from discontinued operations	(.24)	.00	.05	.00	(.20)

Net income (loss) per diluted share of common stock:	$(4.12)	$.04	$(.06)	$.19	$(3.89)

Weighted average shares outstanding:
Basic	53,573	53,636	53,986	54,383	53,902
Diluted	53,573	53,636	53,986	54,383	53,902

Cash dividends per share of common stock	$.00	$.00	$.00	$.00	$.00

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts
for the Years Ended December 31, 2010, 2009 and 2008	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
				Increase
		Additions	Deductions	(Decrease)
	Balance	Charged to	Amounts	Recorded	Balance
(in thousands)	Beginning	Revenues,	Charged	Acquisitions	End of
Classification	of Period	Costs, Expenses	Off-Net	(Divestitures)	Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2010	$4,246	$181	$1,341	(297)	$2,789

2009	7,620	3,889	7,165	(98)	4,246

2008	4,277	7,652	4,166	(143)	7,620

S-2

The E. W. Scripps Company

Exhibit				File			Report
Number		Exhibit Description	Form	Number	Exhibit		Date

2.01		Separation and Distribution Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of June 12, 2008	8-K	000-16914	2.01		6/12/2008
2.1		Interest Purchase Agreement By and Among Iconix Brang Group, Inc., United Feature Syndicate, Inc. and The E.W. Scripps Company	8-K	000-16914	2.1		6/3/2010
3.01		Amended Articles of Incorporation	8-K	000-16914	3	(i)	2/17/2009
3.02		Amended and Restated Code of Regulations	8-K	000-16914	3.02		5/10/2007
4.01		Class A Common Share Certificate	10-K	000-16914	4		12/31/1990
10.01		Transition Services Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.01		6/30/2008
10.02		Employee Matters Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.02		6/30/2008
10.03		Tax Allocation Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.03		6/30/2008
10.04		Amended and Restated Revolving Credit Agreement Dated August 5, 2009	10-Q	000-16914	10.04		6/30/2009
10.05		First Amendment dated October 20, 2010 to the Amended and Restated Revolving Credit Agreement	8-K	000-16914	99.11		10/20/2010
10.07		The E.W. Scripps Company 2010 Long-Term Incentive Plan	8-K	000-16914	99.08		5/13/2010
10.08		Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01		5/8/2008
10.09		Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03	A	2/9/2005
10.10		Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03	B	2/9/2005
10.11		Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03	C	2/9/2005
10.12		Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02	C	2/28/2006
10.12		Performance-Based Restricted Share Agreement between The E.W. Scripps Company and Mark G. Contreras	8-K	000-16914	10.03	D	2/9/2006
10.13		Executive Bonus Plan, as amended April 14, 2005	8-K	000-16914	10.04		2/9/2006
10.55		Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	S-1	33-21714	10.44		3/14/1986
10.56		Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	S-1	33-21714	10.45		3/14/1986
10.57		Scripps Family Agreement dated October 15, 1992	8-K	000-16914	1		10/15/1992
10.57	A	Amendments to the Scripps Family Agreement	8-K	000-16914	10.57	A	5/8/2008
10.59		Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4	A
10.61		1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61		5/8/2008
10.74		Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74		5/8/2008
10.65		Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.65		8/6/2008
10.66		Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66		2/15/2011
10.75		Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65		9/30/2004
10.76		Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76		5/8/2008
10.77		Short-Term Incentive Plan	8-K	000-16914	99.01		2/17/2009
10.78		Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02		2/17/2009
10.79		Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79		3/5/2009
14		Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14		12/31/2004
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31	(a)	Section 302 Certifications
31	(b)	Section 302 Certifications
32	(a)	Section 906 Certifications
32	(b)	Section 906 Certifications

S-3