Form 10-Q
period 2011-03-31
SCRIPPS E W CO /DE
filed 2011-05-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 29, 2011 there were 47,206,194 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2011

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
PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter for which this report is filed.

3

The following table provides information about Company purchases of Class A shares during the quarter ended March 31, 2011:

			Total market	Maximum value that
	Total number	Average	value of	may yet be
	of shares	price paid	shares	purchased under the
Period	purchased	per share	purchased	plans or programs

3/1/11 – 3/31/11	713,418	$9.28	$6,624,015	$68,375,985

We are authorized to repurchase up to $75 million of our Class A Common Shares under a share repurchase program authorized by the board of directors in October 2010. The authorization expires December 31, 2012.
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

THE E. W. SCRIPPS COMPANY

Dated: May 10, 2011	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
(in thousands)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$181,595	$204,924
Restricted cash	10,010	2,500
Accounts and notes receivable (less allowances — $2,610 and $2,789)	99,326	115,568
Inventory	6,770	7,859
Deferred income taxes	8,914	8,914
Income taxes receivable	26,536	14,596
Miscellaneous	10,016	8,218

Total current assets	343,167	362,579

Investments	10,661	10,652
Property, plant and equipment	380,798	389,650
Intangible assets	22,791	23,107
Deferred income taxes	28,336	30,844
Miscellaneous	10,997	10,710

TOTAL ASSETS	$796,750	$827,542

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2011	2010

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,386	$34,091
Customer deposits and unearned revenue	27,764	26,072
Accrued liabilities:
Employee compensation and benefits	34,477	36,981
Income taxes payable	—	7,310
Miscellaneous	27,844	25,528
Other current liabilities	7,610	8,502

Total current liabilities	119,081	138,484

Other liabilities (less current portion)	98,660	97,526

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 47,466,361 and 46,403,887 shares	475	464
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	594	583
Additional paid-in capital	554,128	558,225
Retained earnings	102,746	111,641
Accumulated other comprehensive loss, net of income taxes:
Pension liability adjustments	(81,089)	(81,547)

Total The E.W. Scripps Company shareholders’ equity	576,379	588,902
Noncontrolling interest	2,630	2,630

Total equity	579,009	591,532

TOTAL LIABILITIES AND EQUITY	$796,750	$827,542

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2011	2010

Operating Revenues:
Advertising	$132,655	$138,316
Circulation	31,557	32,144
Other	16,146	13,820

Total operating revenues	180,358	184,280

Costs and Expenses:
Employee compensation and benefits	91,607	86,765
Programs and program licenses	15,476	14,424
Newsprint and press supplies	12,941	11,978
Other costs and expenses	58,283	56,647
Restructuring costs	2,093	3,343

Total costs and expenses	180,400	173,157

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,104	11,281
Amortization of intangible assets	316	338
(Gains) losses, net on disposal of property, plant and equipment	37	713

Net depreciation, amortization and losses	10,457	12,332

Operating loss	(10,499)	(1,209)
Interest expense	(393)	(848)
Miscellaneous, net	(689)	(387)

Loss from continuing operations before income taxes	(11,581)	(2,444)
Benefit for income taxes	(2,686)	(379)

Loss from continuing operations, net of tax	(8,895)	(2,065)
Income from discontinued operations, net of tax	—	1,185

Net loss attributable to the shareholders of The E.W. Scripps Company	$(8,895)	$(880)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.15)	$(.04)
Income from discontinued operations	.00	.02

Net loss per basic share of common stock	$(.15)	(.02)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.15)	$(.04)
Income from discontinued operations	.00	.02

Net loss per diluted share of common stock	$(.15)	(.02)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2011	2010

Cash Flows from Operating Activities:
Net loss	$(8,895)	$(880)
Income from discontinued operations	—	(1,185)

Loss from continuing operations	(8,895)	(2,065)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	10,420	11,619
Losses on sale of property, plant and equipment	37	713
Deferred income taxes	2,233	2,614
Excess tax benefits of share-based compensation plans	(6,152)	(7,016)
Stock and deferred compensation plans	3,893	2,979
Pension expense, net of payments	955	1,278
Other changes in certain working capital accounts, net	(11,248)	15,478
Miscellaneous, net	975	316

Net cash (used in) provided by continuing operating activities	(7,782)	25,916
Net cash provided by discontinued operating activities	—	5,673

Net operating activities	(7,782)	31,589

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,293)	(4,839)
Increase in short-term investments	—	(10,692)
Proceeds from sale of long term investments	2,650	—
Purchase of investments	(100)	—
Proceeds from sale of property, plant and equipment	37	14
Changes in restricted cash	(7,510)	—
Purchase of intangible assets	—	(850)

Net cash used in continuing investing activities	(6,216)	(16,367)
Net cash used in discontinued investing activities	—	(22)

Net investing activities	(6,216)	(16,389)

Cash Flows from Financing Activities:
Net payments on variable rate credit facility	—	(24,500)
Repurchase of Class A Common shares	(6,624)	—
Proceeds from exercise of stock options	1,070	2,117
Tax payments related to shares withheld for vested stock and RSUs	(8,288)	(9,023)
Excess tax benefits from share-based compensation plans	6,152	7,016
Miscellaneous, net	(1,641)	753

Net cash used in continuing financing activities	(9,331)	(23,637)

Change in cash — discontinued operations	—	5,657

Decrease in cash and cash equivalents	(23,329)	(2,780)

Cash and cash equivalents:
Beginning of period	204,924	7,681

End of period	$181,595	$4,901

Supplemental Cash Flow Disclosures
Income taxes paid	7,986	643

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Loss	Interests	Equity

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net loss			(880)			(880)
Changes in defined pension plans				703		703
Excess tax benefits of compensation plans		12,453				12,453
Compensation plans: 2,079,017 net shares issued*	21	(4,304)				(4,283)

As of March 31, 2010	$567	$539,903	$(11,826)	$(90,756)	$3,356	$441,244

As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss			(8,895)			(8,895)
Repurchase 713,418 Class A Common shares	(7)	(6,617)				(6,624)
Changes in defined pension plans				458		458
Excess tax benefits of compensation plans		6,200				6,200
Compensation plans: 1,775,892 net shares issued*	18	(3,680)				(3,662)

As of March 31, 2011	$594	$554,128	$102,746	$(81,089)	$2,630	$579,009

*	Net of $8,288 in 2011 and $9,023 in 2010 of tax payments related to shares withheld for vested stock and RSUs.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2010 Annual Report on Form 10-K. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.
Nature of Operations — We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Television, Newspapers and Syndication and other. Additional information for our business segments is presented in Note 12.
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
The revenue recognition policies for each source of revenue are described in our annual report on Form 10-K for the year ended December 31, 2010.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and restricted share units, and performance units to key employees and non-employee directors.
Share-based compensation costs for continuing operations totaled $3.5 million and $2.6 million for the first quarter of 2011 and 2010, respectively.

Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted share units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS allocated to common stock. We do not allocate losses to the participating securities.
The following table presents information about basic and diluted weighted-average shares:

	Three months ended
	March 31,
(in thousands)	2011	2010

Numerator (for both basic and diluted earnings per share)

Net loss attributable to the shareholders of The E.W. Scripps Company	$(8,895)	$(880)
Less income allocated to unvested restricted stock and RSUs	—	—

Numerator for basic and diluted earnings per share	$(8,895)	$(880)

Denominator
Basic weighted-average shares outstanding	58,689	55,076
Effect of dilutive securities:
Stock options held by employees and directors	—	—

Diluted weighted-average shares outstanding	58,689	55,076

Anti-dilutive securities (1)	14,701	18,725

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the quarters ended March 31, 2011 and 2010, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.
2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Changes — In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, which were effective for us on January 1, 2011, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this standard did not have a material impact on our financial condition or results of operations.
3. DISCONTINUED OPERATIONS
On June 3, 2010, the Company and its wholly owned subsidiary, United Feature Syndicate, Inc. (“UFS”) completed the sale of its character licensing business United Media Licensing (“UML”) to Iconix Brand Group. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips. The aggregate cash sale price was $175 million resulting in a pre-tax gain of $162 million in the second quarter of 2010. The results of operations of UML and the gain on sale are presented as discontinued operations in our financial statements for all periods.
In connection with the sale, Iconix assumed UFS’s real estate lease, which expires in February 2016. We were not released from our obligations as guarantor of that lease by the lessor. Total remaining lease payments at March 31, 2011 are approximately $7.9 million. We believe that the likelihood of incurring future costs for this guarantee to be remote, and therefore we have not recorded a related liability.

Operating results of our discontinued operations were as follows:

Three months ended
March 31,
(in thousands)	2010

Operating revenues	$14,735

Income from discontinued operations:

Income from discontinued operations, before tax	$2,178
Income tax expense	(993)

Income from discontinued operations	$1,185

4. INCOME TAXES
We file a consolidated federal income tax return, consolidated unitary tax returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
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
The effective income tax rate for the three months ended March 31, 2011, was 23.2%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes and non deductible expenses.
The effective income tax rate of the three months ended March 31, 2010 was 15.5%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, and the accrual of interest on uncertain tax positions and non deductible expenses.
At March 31, 2011, we had net deferred tax assets of $37.3 million. Substantially all of our deferred tax assets reverse in 2011. We can use any tax losses resulting from the deferred tax assets reversing in 2011 to claim refunds of taxes paid in prior years. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for them. If current economic conditions persist or worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included as a valuation allowance.

5. RESTRICTED CASH
At March 31, 2011 and December 31, 2010, we have $10 million and $2.5 million, respectively in a restricted cash account on deposit with our insurance carrier. The restricted cash serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
6. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2011	2010

Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$5,641	$5,641
Customer lists	12,469	12,469
Other	6,942	6,942

Total carrying amount	25,052	25,052

Accumulated amortization:
Television network affiliation relationships	(1,986)	(1,925)
Customer lists	(8,861)	(8,657)
Other	(4,609)	(4,558)

Total accumulated amortization	(15,456)	(15,140)

Net amortizable intangible assets	9,596	9,912

Indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$22,791	$23,107

Estimated amortization expense of intangible assets for each of the next five years is $0.9 million for the remainder of 2011, $1.0 million in 2012, $0.9 million in 2013, $0.7 million in 2014, $0.7 million in 2015, $0.6 million in 2016 and $4.8 million in later years.
7. LONG-TERM DEBT
We have a Revolving Credit Agreement (“Agreement”), which expires June 30, 2013. The maximum amount of availability under the facility is $100 million. Borrowings under the Agreement are limited to a borrowing base, as follows:
a) 100% of cash maintained in a blocked account (up to $20 million),
b) 85% of eligible accounts receivable,
c) 40% of eligible newsprint inventory, and
d) 50% of the fair market value of eligible real property (limited to $25 million).
At March 31, 2011, no amounts were outstanding under the credit agreement and we had borrowing capacity of $86 million.
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
Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the credit facility was 3.0% at March 31, 2011 and December 31, 2010.
Commitment fees of 0.50% per annum of the total unused commitment are payable under the credit facility.
As of March 31, 2011, and December 31, 2010, we had outstanding letters of credit totaling $1.1 million and $10.4 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap which expired in October 2010. Under this agreement we received payments based on the 3-month LIBOR and made payments based on a fixed rate of 3.2%. This swap was not designated as a hedge in accordance with generally accepted accounting principles and changes in fair value were recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. For the quarter ended March 31, 2010, $0.2 million gain was recorded in miscellaneous, net.
8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2011	2010

Employee compensation and benefits	$16,110	$16,011
Liability for pension benefits	46,357	46,135
Liabilities for uncertain tax positions	16,406	16,205
Other	19,787	19,175

Other liabilities (less current portion)	$98,660	$97,526

9. NONCONTROLLING INTERESTS
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
A summary of the components of net loss attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended
	March 31,
(in thousands)	2011	2010

Net loss attributable to The E.W. Scripps Company shareholders:
Loss from continuing operations, net of tax	$(8,895)	$(2,065)
Income from discontinued operations, net of tax	—	1,185

Net loss	$(8,895)	$(880)

10. SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents additional information about the change in certain working capital accounts:

	Three months ended
	March 31,
(in thousands)	2011	2010

Other changes in certain working capital accounts, net:
Accounts receivable	$13,592	$15,613
Inventory	1,089	(98)
Income taxes receivable/payable — net	(19,250)	(8,096)
Accounts payable	(12,705)	2,369
Customer deposits and unearned revenue	1,692	(2,476)
Accrued employee compensation and benefits	(2,504)	3,369
Other, net	6,838	4,797

Total	$(11,248)	$15,478

11. EMPLOYEE BENEFIT PLANS
We sponsor defined benefit pension plans that cover substantially all non-union and certain union-represented employees. Benefits are generally based upon the employee’s compensation and years of service. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit pension plan to eligible participants based on average earnings, years of service and age at retirement. Effective June 30, 2009, we froze the accrual of benefits under defined benefit pension plans and SERP that cover the majority of our employees.
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
The components of the benefit plans expense consisted of the following:

	Three months ended
	March 31,
(in thousands)	2011	2010

Service cost	$12	$153
Interest cost	6,369	6,368
Expected return on plan assets, net of expenses	(5,752)	(6,039)
Amortization of prior service cost	1	5
Amortization of actuarial loss	672	1,057

Total for defined benefit plans	1,302	1,544
Multi-employer plans	107	254
SERP	270	280
Defined contribution plans	2,546	—

Net periodic benefit cost	$4,225	$2,078

We contributed $0.6 million to fund current benefit payments for our SERP during the first quarter of 2011. We anticipate contributing an additional $2.2 million to fund the SERP’s benefit payments during the remainder of 2011. No contributions were made to our defined benefit plans during the first quarter of 2011.

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
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net loss determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three months ended
	March 31,
(in thousands)	2011	2010

Segment operating revenues:
Television	$68,952	$66,839
Newspapers	106,172	112,612
Syndication and other	5,234	4,829

Total operating revenues	$180,358	$184,280

Segment profit (loss):
Television	$6,324	$6,644
Newspapers	5,400	16,569
Syndication and other	(435)	(1,107)
Corporate and shared services	(9,238)	(7,640)
Depreciation and amortization	(10,420)	(11,619)
Gains (losses), net on disposal of property, plant and equipment	(37)	(713)
Interest expense	(393)	(848)
Restructuring costs	(2,093)	(3,343)
Miscellaneous, net	(689)	(387)

Loss from continuing operations before income taxes	$(11,581)	$(2,444)

Depreciation:
Television	$4,209	$4,153
Newspapers	5,483	6,786
Syndication and other	55	152
Corporate and shared services	357	190

Total depreciation	$10,104	$11,281

Amortization of intangibles:
Television	$78	$83
Newspapers	238	255

Total amortization of intangibles	$316	$338

Additions to property, plant and equipment:
Television	$926	$1,834
Newspapers	360	540
Syndication and other	—	111
Corporate and shared services	41	290

Total additions to property, plant and equipment	$1,327	$2,775

No single customer provides more than 10% of our revenue.

13. COMPREHENSIVE LOSS

	Three months ended
	March 31,
(in thousands)	2011	2010

Net loss attributable to the shareholders of The E.W. Scripps Company	$(8,895)	$(880)
Changes in defined pension plans, net of tax of $275 and $401	458	703

Total comprehensive loss	$(8,437)	$(177)

14. CAPITAL STOCK
Under a share repurchase program authorized by the board of directors in October 2010, we can repurchase up to $75 million of our Class A Common Shares. A total of $6.6 million of shares have been repurchased in the quarter ended March 31, 2011, at prices ranging from $8.98 to $9.70 per share. The balance remaining pursuant to the authorization is $68.4 million. We are under no obligation to repurchase any particular amount of common shares under the program. The authorization expires December 31, 2012.
15. SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.
SNI reimbursed us $6 million in the first quarter of 2010 for its share of estimated taxes prior to the spin-off under the Tax Allocation Agreement.
At March 31, 2011 and December 31, 2010, we owed SNI $7.5 million for its share of tax refund claims for prior years. The amounts will be paid to SNI when the tax refunds to which they relate are received from the tax authorities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
We continue to invest in our strategic initiatives, including employee leadership and training programs, additional sales resources, marketing and research, and investment in infrastructure and development of our digital businesses. Operating expenses to support these initiatives totaled approximately $1.5 million in the first quarter of 2011.
In the first quarter of 2011, we repurchased $6.6 million of shares under the share repurchase program authorized by the board of directors in 2010.
In the first quarter of 2011, we entered into an agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal will provide editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement Scripps will receive a fixed fee from Universal and will continue to own certain copyrights and control the licenses for those properties, and will manage the business relationships with the creative talent that produces those comics and features. The transition of the services is expected to be completed by June 1, 2011.
Also in the first quarter of 2011, we entered into agreements with Raycom Media, Inc. to produce news and provide services involving technical, promotional and online operations and certain local programming for WFLX, Raycom’s West Palm Beach, Florida, Fox-affiliated television station. Raycom will continue to program the station and conduct all advertising sales. Scripps will receive a minimum annual fee for its news content and the services provided and will receive incentive payments based upon the financial performance of WFLX.
Our programs to restructure our television and newspaper operations continue. We have invested in technology to automate our television station newsrooms and are installing common advertising, circulation and editorial systems in our newspapers. We are standardizing processes within our operating divisions and are centralizing or outsourcing processes that do not require a presence in the local market. Costs related to these efforts totaled $2.1 million in the first quarter of 2011. The restructuring program and installation of common newspaper systems is expected to continue through 2012.

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
Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Other Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Year-to-date
(in thousands, except per share data)	2011	Change	2010

Operating revenues	$180,358	(2.1)%	$184,280
Employee compensation and benefits	(91,607)	5.6%	(86,765)
Programs and program licenses	(15,476)	7.3%	(14,424)
Newsprint and press supplies	(12,941)	8.0%	(11,978)
Other costs and expenses	(58,283)	2.9%	(56,647)
Restructuring costs	(2,093)	(37.4)%	(3,343)
Depreciation and amortization	(10,420)	(10.3)%	(11,619)
Gains (losses), net on disposal of property, plant and equipment	(37)		(713)

Operating loss	(10,499)		(1,209)
Interest expense	(393)		(848)
Miscellaneous, net	(689)		(387)

Loss from continuing operations before income taxes	(11,581)		(2,444)
Benefit for income taxes	2,686		379

Loss from continuing operations	(8,895)		(2,065)
Income from discontinued operations, net of tax	—		1,185

Net loss attributable to the shareholders of The E.W. Scripps Company	$(8,895)		$(880)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(.15)		$(.04)
Income from discontinued operations	.00		.02

Net loss per basic share of common stock	$(.15)		$(.02)

Net income (loss) per share amounts may not foot since each is calculated independently.
Continuing Operations
Operating revenues decreased as continued weakness in newspaper print advertising more than offset continued improvements in local television advertising, increased revenues from our digital initiatives and higher television retransmission rights fees.
Employee compensation and benefits increased in 2011 primarily due to:
•	The restoration of employer matching contributions to our defined contribution plan in the third quarter of 2010,

•	Supplemental pension contributions for employees approaching retirement associated with freezing the accrual of benefits under our defined benefit pension plan, and

•	an increase in non-forfeitable contributions to employee health savings accounts due to greater enrollment in those plans.
Expenses for programs and program licenses increased in 2011 primarily due to network affiliation fees we now pay under new network affiliation agreements with ABC and NBC.

Newsprint and press supplies increased by $1.0 million in 2011 primarily due to a $1.2 million increase in newsprint costs. The increase in newsprint costs was due to a 20% increase in newsprint prices which was partially offset by a 4.4% decrease in consumption.
Other costs and expenses increased primarily due to higher newspaper distribution costs and increases in promotional spending.
The effective income tax rate was 23.2% and 15.5% for 2011 and 2010, respectively. The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, and the accrual of interest on uncertain tax positions and non deductible expenses.
Discontinued Operations — Discontinued operations includes the results of the UM Licensing, which was sold in the second quarter of 2010.
Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Year-to-date
(in thousands)	2011	Change	2010

Segment operating revenues:
Television	$68,952	3.2%	$66,839
Newspapers	106,172	(5.7)%	112,612
Syndication and other	5,234	8.4%	4,829

Total operating revenues	$180,358	(2.1)%	$184,280

Segment profit (loss):
Television	$6,324	(4.8)%	$6,644
Newspapers	5,400	(67.4)%	16,569
Syndication and other	(435)	(60.7)%	(1,107)
Corporate and shared services	(9,238)	20.9%	(7,640)

Depreciation and amortization	(10,420)		(11,619)
Gains (losses), net on disposal of property, plant and equipment	(37)		(713)
Interest expense	(393)		(848)
Restructuring costs	(2,093)		(3,343)
Miscellaneous, net	(689)		(387)

Loss from continuing operations before income taxes	$(11,581)		$(2,444)

Television
Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. Through 2009 we received compensation from the networks for carrying their programming. In the fourth quarter of 2010 and first quarter of 2011 we completed the renewal of our affiliation agreements with ABC and NBC. Under the renewal with ABC and NBC we pay for network programming and no longer receive any network compensation. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.
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
Operating results for television were as follows:

		Year-to-date
(in thousands)	2011	Change	2010

Segment operating revenues:
Local	$41,116	3.5%	$39,739
National	20,004	(1.0)%	20,211
Political	444	(47.1)%	840
Network compensation	—		773
Other	7,388	40.0%	5,276

Total segment operating revenues	68,952	3.2%	66,839

Segment costs and expenses:
Employee compensation and benefits	31,784	7.2%	29,657
Programs and program licenses	15,476	7.3%	14,424
Other costs and expenses	15,368	(4.6)%	16,114

Total segment costs and expenses	62,628	4.0%	60,195

Segment profit	$6,324	(4.8)%	$6,644

Revenues
Television time sales increased 1.3% despite the prior period including the benefit of approximately $2 million of incremental advertising revenue associated with the broadcast of the Winter Olympics on our three NBC affiliates. Partly as a result of the Japanese natural disaster, we have seen some cancellation of automotive advertising scheduled to air in the second quarter but we currently believe any cancellations will be offset by increases in other advertising categories.
Under the renewal of the long-term network affiliation agreements with ABC and NBC, we no longer receive network compensation revenue.

Other revenues include retransmission fees received from cable television systems and Scripps Networks Interactive, revenue from our digital initiatives and revenue from our news and television services arrangement with WFLX. Prior to the company split, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. Scripps Networks pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by Scripps Networks expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements covering the majority of households in our television markets expire between 2016 and 2019. Other revenues increased primarily due to new retransmission agreements with AT&T and our news production agreement with WFLX.
Costs and expenses
Employee compensation and benefits increased in 2011 primarily due to increased costs for our defined contribution plan and other employee benefits. We restored our matching contribution to our defined contribution plan in July 2010.
Programs and program licenses increased in 2011 primarily due to network affiliation fees we now pay under new network affiliation agreements with ABC and NBC. In the third quarter of 2011, will we no longer carry Oprah on our stations. This is expected to reduce our programs and program licensing costs by approximately 25% in the fourth quarter of 2011 compared to the first quarter of 2011.
Other costs and expenses in 2010 include approximately $1 million in costs associated with the transition to a new national sales representation arrangement.

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
Operating results for our newspaper business were as follows:

		Year-to-date
(in thousands)	2011	Change	2010

Segment operating revenues:
Local	$21,308	(10.4)%	$23,771
Classified	20,931	(3.9)%	21,789
National	3,613	(28.2)%	5,035
Preprint and other	17,269	(3.3)%	17,863

Print advertising	63,121	(7.8)%	68,458
Circulation	31,557	(1.8)%	32,144
Digital	6,335	(5.7)%	6,719
Other	5,159	(2.5)%	5,291

Total operating revenues	106,172	(5.7)%	112,612

Segment costs and expenses:
Employee compensation and benefits	50,189	4.8%	47,887
Newsprint and press supplies	12,941	8.0%	11,978
Distribution services	12,719	7.7%	11,812
Other costs and expenses	24,923	2.3%	24,366

Total costs and expenses	100,772	4.9%	96,043

Segment profit	$5,400	(67.4)%	$16,569

Revenues
The U.S. economic recession and secular changes in the demand for newspaper advertising affected operating revenue in 2011 and 2010, leading to lower advertising volumes and rate weakness in most of our local markets. We have seen improvements in automotive and help-wanted classified advertising, but real estate classified and national advertising remain particularly weak. The 2010 period also benefitted from an earlier Easter holiday.
Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. In 2011, we began to report revenue from certain of our digital offerings net of the amounts paid to our partners. Digital revenues increased 1% and pure-play digital advertising increased 2% on a pro forma basis, assuming 2010 revenues were reported on a net basis.
During the first quarter of 2011 circulation revenue decreased by 1.8%, due to a decline in circulation net paid levels that was partially offset by increases in circulation rates.

The decline in preprint and other revenues in 2011 is due to the reductions in the number of inserts by large national retailers. Preprint and other products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.
Costs and expenses
Employee compensation and benefits increased in 2011 primarily due to increased costs for our defined contribution plan and other increased employee benefits. We restored our matching contribution to our defined contribution plan in July 2010.
Newsprint and press supplies increased by $1.0 million in 2011 primarily due to a $1.2 million increase in newsprint costs. The increase in newsprint costs was due to a 20% increase in newsprint prices which was partially offset by a 4.4% decrease in consumption.
Distribution services increased as part of our transition of distribution processes from internal personnel to an external vendor.
Other costs and expenses were substantially unchanged in 2011 compared with 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our available cash and borrowings under our credit facility.
Cash flows from continuing operating activities decreased $34 million in the first quarter of 2011 compared to the first quarter of 2010. The change in cash flow from operating activities was affected by the timing of tax payments and refunds and the timing of payment of network affiliation fees and syndicated programming fees in our television division. Tax benefits associated with 2011 losses are not available to us until we file our 2011 tax return in 2012. In addition, during the first quarter of 2011, we made estimated tax payments for 2010 of $8 million and paid approximately $11 million combined for network affiliation fees for 2010 and syndicated programming fees for the current period due to the accelerated timing of the syndicated programming fee payments. The 2010 period included $6 million in payments from SNI for the final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal income taxes paid in 2008. The remaining decrease is primarily attributable to the decline in newspaper segment profit.
Capital expenditures in the first quarter of 2011 were $1.3 million, down from $4.8 million in the prior year. Capital expenditures for the remainder of 2011 are expected to be approximately $17 million.
At March 31, 2011, we had no borrowings under our Revolving Credit Agreement, and had cash and cash equivalents of $182 million. At March 31, 2011, we had borrowing capacity of $86 million under our Revolver.
In October 2010, the board of directors authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in negotiated block transactions. The authorization expires December 31, 2012. In the first quarter of 2011 we repurchased $6.6 million of shares under this program.
We expect that our cash will be sufficient to meet our operating and capital needs over the next 12 months.
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
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at March 31, 2011.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2011			As of December 31, 2010
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value

Financial instruments subject to market value risk:
Investments held at cost	$10,416	$ (a	)	$10,366	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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