Form 10-Q
period 2011-06-30
SCRIPPS E W CO /DE
filed 2011-08-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 29, 2011 there were 45,384,345 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2011

Item No.	Page

PART I — FINANCIAL INFORMATION

1 Financial Statements	3

2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

3 Quantitative and Qualitative Disclosures About Market Risk	3

4 Controls and Procedures	3

PART II — OTHER INFORMATION

1 Legal Proceedings	3

1A Risk Factors	3

2 Unregistered Sales of Equity and Use of Proceeds	4

3 Defaults Upon Senior Securities	4

4 (Removed and Reserved)	4

5 Other Information	4

6 Exhibits	4

Signatures	5

Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2011 and the remaining amount that may still be repurchased under the program:

		Weighted	Total market	Maximum value that
	Total number	average	value of	may yet be
	of shares	price paid	shares	purchased under the
Period	purchased	per share	purchased	plans or programs
4/1/11 - 4/30/11	285,727	$9.41	$2,687,749	$65,688,236
5/1/11 - 5/31/11	623,092	$9.17	$5,711,474	$59,976,762
6/1/11 - 6/30/11	969,227	$8.53	$8,271,391	$51,705,371

Total	1,878,046	$8.88	$16,670,614

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

THE E. W. SCRIPPS COMPANY
Dated: August 9, 2011	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30,	December 31,
(in thousands)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$156,974	$204,924
Restricted cash	10,010	2,500
Accounts and notes receivable (less allowances — $2,302 and $2,789)	101,735	115,568
Inventory	6,951	7,859
Deferred income taxes	8,914	8,914
Income taxes receivable	30,359	14,596
Miscellaneous	9,436	8,218

Total current assets	324,379	362,579

Investments	12,080	10,652
Property, plant and equipment	371,216	389,650
Intangible assets	22,473	23,107
Deferred income taxes	25,618	30,844
Miscellaneous	12,907	10,710

TOTAL ASSETS	$768,673	$827,542

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2011	2010

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,515	$34,091
Customer deposits and unearned revenue	26,101	26,072
Accrued liabilities:
Employee compensation and benefits	27,932	36,981
Income taxes payable	—	7,310
Miscellaneous	24,642	25,528
Other current liabilities	9,908	8,502

Total current liabilities	107,098	138,484

Other liabilities (less current portion)	98,606	97,526

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 45,849,103 and 46,403,887 shares	458	464
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	577	583
Additional paid-in capital	539,856	558,225
Retained earnings	100,535	111,641
Accumulated other comprehensive loss, net of income taxes:
Pension liability adjustments	(80,629)	(81,547)

Total The E.W. Scripps Company shareholders’ equity	560,339	588,902
Noncontrolling interest	2,630	2,630

Total equity	562,969	591,532

TOTAL LIABILITIES AND EQUITY	$768,673	$827,542

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Operating Revenues:
Advertising	$138,748	$144,258	$271,403	$282,574
Circulation	29,734	29,698	61,291	61,842
Other	14,552	14,829	30,698	28,649

Total operating revenues	183,034	188,785	363,392	373,065

Costs and Expenses:
Employee compensation and benefits	85,266	85,688	176,873	172,453
Programs and program licenses	15,519	15,149	30,995	29,573
Newsprint and press supplies	12,438	11,338	25,379	23,316
Other expenses	59,974	58,079	118,257	114,726
Restructuring costs	1,822	3,720	3,915	7,063

Total costs and expenses	175,019	173,974	355,419	347,131

Depreciation, Amortization, and (Gains) Losses:
Depreciation	9,712	11,215	19,816	22,496
Amortization of intangible assets	317	362	633	700
(Gains) losses, net on disposal of property, plant and equipment	205	22	242	735

Net depreciation, amortization and losses	10,234	11,599	20,691	23,931

Operating income (loss)	(2,219)	3,212	(12,718)	2,003
Interest expense	(412)	(845)	(805)	(1,693)
Miscellaneous, net	(43)	1,298	(732)	911

Income (loss) from continuing operations before income taxes	(2,674)	3,665	(14,255)	1,221
Provision (benefit) for income taxes	(462)	1,817	(3,148)	1,438

Income (loss) from continuing operations, net of tax	(2,212)	1,848	(11,107)	(217)
Income from discontinued operations, net of tax	—	97,659	—	98,844

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(2,212)	$99,507	$(11,107)	$98,627

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)	$.03	$(.19)	$.00
Income from discontinued operations	.00	1.53	.00	1.55

Net income (loss) per basic share of common stock	$(.04)	$1.56	$(.19)	$1.54

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)	$.03	$(.19)	$.00
Income from discontinued operations	.00	1.52	.00	1.55

Net income (loss) per diluted share of common stock	$(.04)	$1.55	$(.19)	$1.54

See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(in thousands)	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$(11,107)	$98,627
Income from discontinued operations	—	(98,844)

Loss from continuing operations	(11,107)	(217)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	20,449	23,196
Losses on sale of property, plant and equipment	242	735
Deferred income taxes	4,677	17,290
Excess tax benefits of share-based compensation plans	(6,021)	(8,783)
Stock and deferred compensation plans	5,751	5,203
Pension expense, net of payments	1,442	(62,651)
Other changes in certain working capital accounts, net	(29,536)	10,232
Miscellaneous, net	2,112	1,465

Net cash used in continuing operating activities	(11,991)	(13,530)
Net cash provided by discontinued operating activities	—	2,754

Net operating activities	(11,991)	(10,776)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4,544)	(7,265)
Increase in short-term investments	—	(5,181)
Proceeds from sale of long-term investments	2,650	—
Purchase of investments	(1,624)	(23)
Proceeds from sale of property, plant and equipment	513	505
Changes in restricted cash	(7,510)	—
Purchase of intangible assets	—	(850)

Net cash used in continuing investing activities	(10,515)	(12,814)
Net cash provided by discontinued investing activities	—	162,960

Net investing activities	(10,515)	150,146

Cash Flows from Financing Activities:
Net payments on variable rate credit facility	—	(34,900)
Repurchase of Class A Common shares	(23,295)	—
Dividends paid to noncontrolling interest	—	(623)
Proceeds from exercise of stock options	1,670	4,568
Tax payments related to shares withheld for vested stock and RSUs	(9,368)	(9,866)
Excess tax benefits from share-based compensation plans	6,021	8,783
Miscellaneous, net	(472)	2,208

Net cash used in continuing financing activities	(25,444)	(29,830)

Change in cash — discontinued operations	—	5,229

Increase (decrease) in cash and cash equivalents	(47,950)	114,769

Cash and cash equivalents:
Beginning of period	204,924	7,681

End of period	$156,974	$122,450

Supplemental Cash Flow Disclosures
Income taxes paid	$7,995	$1,711

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Deficit)	Loss	Interests	Equity

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net income			98,627			98,627
Dividends paid to noncontrolling interests					(623)	(623)
Changes in defined pension plans				1,437		1,437
Currency translation adjustment				(590)		(590)
Excess tax benefits of compensation plans		14,953				14,953
Compensation plans: 2,815,611 net shares issued*	29	343				372

As of June 30, 2010	$575	$547,050	$87,681	$(90,612)	$2,733	$547,427

As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss			(11,107)			(11,107)
Repurchase 2,591,464 Class A Common Shares	(26)	(23,269)				(23,295)
Changes in defined pension plans				918		918
Excess tax benefits of compensation plans		6,900				6,900
Compensation plans: 2,036,680 net shares issued*	20	(2,000)	1			(1,979)

As of June 30, 2011	$577	$539,856	$100,535	$(80,629)	$2,630	$562,969

*	Net of $9,368 in 2011 and $9,866 in 2010 of tax payments related to shares withheld for vested stock and RSUs.
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
Share-based compensation costs for continuing operations totaled $2.1 million and $3.0 million for the second quarter of 2011 and 2010, respectively. Year-to-date share-based compensation for continuing operations was $5.6 million in both 2011 and 2010.

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
The following table presents information about basic and diluted weighted-average shares:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Numerator (for basic earnings per share)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(2,212)	$99,507	$(11,107)	$98,627
Less income allocated to unvested restricted stock and RSUs	—	(10,672)	—	(12,154)

Numerator for basic earnings per share	$(2,212)	$88,835	$(11,107)	$86,473

Denominator
Basic weighted-average shares outstanding	58,707	57,001	58,698	56,044
Effect of dilutive securities:
Stock options held by employees and directors	—	212	—	—

Diluted weighted-average shares outstanding	58,707	57,213	58,698	56,044

Anti-dilutive securities (1)	14,332	8,925	14,332	17,911

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the quarter ended and the year-to-date period ended June 30, 2011, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.
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
Recently Issued Accounting Standards — In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.
In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.
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

In connection with the sale, Iconix assumed UFS’s real estate lease, which expires in February 2016. We were not released from our obligations as guarantor of that lease by the lessor. Total remaining lease payments at June 30, 2011, are approximately $7.4 million. We believe that the likelihood of incurring future costs for this guarantee to be remote, and therefore we have not recorded a related liability.
Operating results of our discontinued operations were as follows:

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands)	2010	2010

Operating revenues	$13,244	$27,979

Income from discontinued operations:

Gain on sale of Licensing, before tax	$162,001	$162,001
Income from Licensing, before tax	1,822	4,000
Income tax expense	(66,164)	(67,157)

Income from discontinued operations, net of tax	$97,659	$98,844

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
The effective income tax rate for the six months ended June 30, 2011, was 22.1%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes and non-deductible expenses.
The effective income tax rate of the six months ended June 30, 2010, was 118%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, and the accrual of taxes and interest on uncertain tax positions and non-deductible expenses.
At June 30, 2011, we had net deferred tax assets of $35 million. Substantially all of our deferred tax assets reverse in 2011 and 2012. We can use any tax losses resulting from the deferred tax assets reversing in 2011 or 2012 to claim refunds of taxes paid in prior years. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for them. If current economic conditions persist or worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
State carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included as a valuation allowance.

5. RESTRICTED CASH
At June 30, 2011 and December 31, 2010, we had $10.0 million and $2.5 million, respectively in a restricted cash account on deposit with our insurance carrier. The restricted cash serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
6. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2011	2010

Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$5,641	$5,641
Customer lists	12,469	12,469
Other	6,942	6,942

Total carrying amount	25,052	25,052

Accumulated amortization:
Television network affiliation relationships	(2,048)	(1,925)
Customer lists	(9,065)	(8,657)
Other	(4,661)	(4,558)

Total accumulated amortization	(15,774)	(15,140)

Net amortizable intangible assets	9,278	9,912

Indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$22,473	$23,107

Estimated amortization expense of intangible assets for each of the next five years is $0.6 million for the remainder of 2011, $1.0 million in 2012, $0.9 million in 2013, $0.7 million in 2014, $0.7 million in 2015, $0.6 million in 2016 and $4.8 million in later years.
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
At June 30, 2011, no amounts were outstanding under the credit agreement and we had borrowing capacity of $90 million.
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

The Agreement allows us to make acquisitions or return capital of up to $150 million, respectively, over the remaining term of the Credit Facility, up to a maximum aggregate of $200 million.
Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the credit facility was 3.0% at June 30, 2011 and December 31, 2010. Commitment fees of 0.50% per annum of the total unused commitment are payable under the credit facility.
As of June 30, 2011, and December 31, 2010, we had outstanding letters of credit totaling $1.1 million and $10.4 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap which expired in October 2010. Under this agreement we received payments based on the 3-month LIBOR and made payments based on a fixed rate of 3.2%. This swap was not designated as a hedge in accordance with generally accepted accounting principles and changes in fair value were recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. For the six-months ended June 30, 2010, a $0.4 million gain was recorded in miscellaneous, net.
8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2011	2010

Employee compensation and benefits	$15,548	$16,011
Liability for pension benefits	46,109	46,135
Liabilities for uncertain tax positions	16,606	16,205
Other	20,343	19,175

Other liabilities (less current portion)	$98,606	$97,526

9. NONCONTROLLING INTERESTS
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$(2,212)	$1,848	$(11,107)	$(217)
Income from discontinued operations, net of tax	—	97,659	—	98,844

Net income (loss)	$(2,212)	$99,507	$(11,107)	$98,627

10. SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents additional information about the change in certain working capital accounts:

	Six months ended
	June 30,
(in thousands)	2011	2010

Other changes in certain working capital accounts, net:
Accounts receivable	$11,183	$12,380
Inventory	908	(559)
Income taxes receivable/payable — net	(23,073)	(21,505)
Accounts payable	(15,576)	6,108
Customer deposits and unearned revenue	29	(1,606)
Accrued employee compensation and benefits	(9,049)	3,999
Other, net	6,042	11,415

Total	$(29,536)	$10,232

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
The components of the benefit plans expense consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Service cost	$12	$153	$24	$306
Interest cost	6,369	6,368	12,738	12,736
Expected return on plan assets, net of expenses	(5,752)	(6,039)	(11,504)	(12,078)
Amortization of prior service cost	—	5	1	10
Amortization of actuarial loss	672	1,057	1,344	2,114
Curtailment loss	—	50	—	50

Total for defined benefit plans	1,301	1,594	2,603	3,138
Multi-employer plans	126	85	233	339
SERP	270	279	540	559
Defined contribution plans	2,199	—	4,745	—

Net periodic benefit cost	3,896	1,958	8,121	4,036
Allocated to discontinued operations	—	48	—	(103)

Net periodic benefit cost — continuing operations	$3,896	$2,006	$8,121	$3,933

We contributed $1.7 million to fund current benefit payments for our SERP during the first six months of 2011. We anticipate contributing an additional $1.7 million to fund the SERP’s benefit payments during the remainder of 2011. No contributions were made to our defined benefit plans during the first six months of 2011.

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

Information regarding our business segments is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Segment operating revenues:
Television	$77,042	$74,810	$145,994	$141,649
Newspapers	101,960	107,988	208,132	220,600
Syndication and other	4,032	5,987	9,266	10,816

Total operating revenues	$183,034	$188,785	$363,392	$373,065

Segment profit (loss):
Television	$13,530	$13,309	$19,854	$19,953
Newspapers	4,877	14,561	10,277	31,130
Syndication and other	(1,448)	(192)	(1,883)	(1,299)
Corporate and shared services	(7,122)	(9,147)	(16,360)	(16,787)
Depreciation and amortization	(10,029)	(11,577)	(20,449)	(23,196)
Gains (losses), net on disposal of property, plant and equipment	(205)	(22)	(242)	(735)
Interest expense	(412)	(845)	(805)	(1,693)
Restructuring costs	(1,822)	(3,720)	(3,915)	(7,063)
Miscellaneous, net	(43)	1,298	(732)	911

Income (loss) from continuing operations before income taxes	$(2,674)	$3,665	$(14,255)	$1,221

Depreciation:
Television	$3,967	$4,554	$8,176	$8,707
Newspapers	5,398	6,366	10,881	13,152
Syndication and other	58	133	113	285
Corporate and shared services	289	162	646	352

Total depreciation	$9,712	$11,215	$19,816	$22,496

Amortization of intangibles:
Television	$80	$104	$158	$187
Newspapers	237	258	475	513

Total amortization of intangibles	$317	$362	$633	$700

Additions to property, plant and equipment:
Television	$2,577	$1,286	$3,503	$3,120
Newspapers	402	124	762	664
Syndication and other	295	10	295	121
Corporate and shared services	—	—	41	290

Total additions to property, plant and equipment	$3,274	$1,420	$4,601	$4,195

No single customer provides more than 10% of our revenue.
13. COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(2,212)	$99,507	$(11,107)	$98,627
Changes in defined pension plans, net of tax of $551 and $419	460	734	918	1,437
Currency translation adjustment, net of tax of $0 and $0	—	(590)	—	(590)

Total comprehensive income (loss)	$(1,752)	$99,651	$(10,189)	$99,474

14. CAPITAL STOCK
Under a share repurchase program authorized by the board of directors in October 2010, we can repurchase up to $75 million of our Class A Common Shares. A total of $23 million of shares have been repurchased in the year to date period ended June 30, 2011, at prices ranging from $8.12 to $9.70 per share. The balance remaining pursuant to the authorization is $52 million. We are under no obligation to repurchase any particular amount of common shares under the program. The authorization expires December 31, 2012.

15. SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.
SNI reimbursed us $6 million in the first half of 2010 for its share of estimated taxes prior to the spin-off under the Tax Allocation Agreement.
At June 30, 2011 and December 31, 2010, we owed SNI $7.5 million for its share of tax refund claims for prior years. The amounts will be paid to SNI when the tax refunds to which they relate are received from the tax authorities.

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
Executive Overview
We continue to invest in our strategic initiatives, including employee leadership and training programs, additional sales resources, marketing and research, and investment in infrastructure and development of our digital businesses. Operating expenses to support these initiatives totaled approximately $3 million in the first half of 2011.
In the first half of 2011, we repurchased $23 million of shares under the share repurchase program authorized by the board of directors in 2010.
In the first quarter of 2011, we entered into a five year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal will provide editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement Scripps will receive a fixed fee from Universal and will continue to own certain copyrights and control the licenses for those properties, and will manage the business relationships with the creative talent that produces those comics and features. The transition of the services was completed in June 2011.
Also in the first quarter of 2011, we entered into agreements with Raycom Media, Inc. to produce news and provide services involving technical, promotional and online operations and certain local programming for WFLX, Raycom’s West Palm Beach, Florida, Fox-affiliated television station. Raycom will continue to program the station and conduct all advertising sales. Scripps will receive a minimum annual fee for its news content and the services provided and may receive additional incentive payments.
Our efforts to restructure our television and newspaper operations continue. We have invested in technology to automate our television station newsrooms and are installing common advertising, circulation and editorial systems in our newspapers. We are standardizing processes within our operating divisions and are centralizing or outsourcing processes that do not require a significant presence in the local market. Costs related to these efforts totaled $3.9 million in the six months ended June 30, 2011. The restructuring program and installation of common newspaper systems is expected to continue through 2012.

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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2011	Change	2010	2011	Change	2010

Operating revenues	$183,034	(3.0)%	$188,785	$363,392	(2.6)%	$373,065
Employee compensation and benefits	(85,266)	(0.5)%	(85,688)	(176,873)	2.6%	(172,453)
Programs and program licenses	(15,519)	2.4%	(15,149)	(30,995)	4.8%	(29,573)
Newsprint and press supplies	(12,438)	9.7%	(11,338)	(25,379)	8.8%	(23,316)
Other expenses	(59,974)	3.3%	(58,079)	(118,257)	3.1%	(114,726)
Restructuring costs	(1,822)	(51.0)%	(3,720)	(3,915)	(44.6)%	(7,063)
Depreciation and amortization	(10,029)	(13.4)%	(11,577)	(20,449)	(11.8)%	(23,196)
Gains (losses), net on disposal of property, plant and equipment	(205)		(22)	(242)		(735)

Operating income (loss)	(2,219)		3,212	(12,718)		2,003
Interest expense	(412)		(845)	(805)		(1,693)
Miscellaneous, net	(43)		1,298	(732)		911

Income (loss) from continuing operations before income taxes	(2,674)		3,665	(14,255)		1,221
Benefit (provision) for income taxes	462		(1,817)	3,148		(1,438)

Income (loss) from continuing operations	(2,212)		1,848	(11,107)		(217)
Income from discontinued operations, net of tax	—		97,659	—		98,844

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(2,212)		$99,507	$(11,107)		$98,627

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)		$.03	$(.19)		$.00
Income from discontinued operations	.00		1.53	.00		1.55

Net income (loss) per basic share of common stock	$(.04)		$1.56	$(.19)		$1.54

Net income (loss) per share amounts may not foot since each is calculated independently.
Continuing Operations
Operating revenues decreased as continued weakness in newspaper print advertising more than offset the positive results in local television advertising, increased revenues from our digital initiatives, higher television retransmission rights fees and fees from our news and television service agreement with WFLX.
Employee compensation and benefits increased in the 2011 year-to-date period. They were substantially unchanged in the second quarter of 2011 compared to the 2010 second quarter. The primary factors affecting employee compensation and benefits for the periods are:
•	The restoration of employer matching contributions to our defined contribution plan in the third quarter of 2010,

•	Supplemental retirement plan contributions to employees nearing retirement age associated with freezing the accrual of benefits under our defined benefit pension plan in 2009 were instituted in the first quarter of 2011,

•	An increase in non-forfeitable contributions made in the first quarter of 2011 to employee health savings accounts due to greater enrollment in those plans. Contributions made to employee accounts are generally made in January,

•	A decrease in the accrual for employee bonuses under our annual incentive plan. We began accruing 2010 performance bonuses in the second quarter of 2010, but have made no accruals for 2011 incentives.

Expenses for programs and program licenses increased in 2011 year-to-date and second quarter periods primarily due to network affiliation fees we now pay under new network affiliation agreements with ABC and NBC.
Newsprint and press supplies increased by $2.1 million in the 2011 year-to-date period primarily due to increased newsprint costs. The increase in newsprint costs was due to a 14% increase in newsprint prices which was partially offset by a 0.8% decrease in consumption. Newsprint and press supplies increased by $1.1 million in the 2011 quarter primarily due to increased newsprint costs. The increase in newsprint costs was due to a 9.6% increase in newsprint prices and a 1.6% increase in consumption.
Other expenses increased in the year-to-date and second quarter periods primarily due to higher newspaper distribution costs and increases in promotional spending.
The effective income tax rate was 22.1% and 118% for 2011 and 2010, respectively. The income tax provision for interim periods is determined by applying the expected effective income tax rate for the full year to year-to-date income before income tax. Tax provisions are separately provided for certain discrete transactions in interim periods. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, and changes in uncertain tax positions (including interest) and non-deductible expenses.
Discontinued Operations - Discontinued operations includes the results of UM Licensing and the gain on sale, which was sold in the second quarter of 2010.
Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
(in thousands)	2011	Change	2010	2011	Change	2010

Segment operating revenues:

Television	$77,042	3.0%	$74,810	$145,994	3.1%	$141,649
Newspapers	101,960	(5.6)%	107,988	208,132	(5.7)%	220,600
Syndication and other	4,032	(32.7)%	5,987	9,266	(14.3)%	10,816

Total operating revenues	$183,034	(3.0)%	$188,785	$363,392	(2.6)%	$373,065

Segment profit (loss):

Television	$13,530		$13,309	$19,854		$19,953
Newspapers	4,877		14,561	10,277		31,130
Syndication and other	(1,448)		(192)	(1,883)		(1,299)
Corporate amd shared services	(7,122)		(9,147)	(16,360)		(16,787)

Depreciation and amortization	(10,029)		(11,577)	(20,449)		(23,196)
Gains (losses), net on disposal of property, plant and equipment	(205)		(22)	(242)		(735)
Interest expense	(412)		(845)	(805)		(1,693)
Restructuring costs	(1,822)		(3,720)	(3,915)		(7,063)
Miscellaneous, net	(43)		1,298	(732)		911

Income (loss) from continuing operations before income taxes	$(2,674)		$3,665	$(14,255)		$1,221

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
Operating results for television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2011	Change	2010	2011	Change	2010

Segment operating revenues:
Local	$45,712	8.1%	$42,295	$86,828	5.8%	$82,034
National	22,486	1.2%	22,214	42,490	0.2%	42,425
Political	938		4,386	1,382		5,226
Retransmission	3,857	30.5%	2,955	7,813	38.2%	5,653
Network compensation	—		220	—		993
Other	4,049	47.8%	2,740	7,481	40.7%	5,318

Total segment operating revenues	77,042	3.0%	74,810	145,994	3.1%	141,649

Segment costs and expenses:
Employee compensation and benefits	30,719	2.3%	30,032	62,503	4.7%	59,689
Programs and program licenses	15,519	2.4%	15,149	30,995	4.8%	29,573
Other costs and expenses	17,274	5.8%	16,320	32,642	0.6%	32,434

Total segment costs and expenses	63,512	3.3%	61,501	126,140	3.7%	121,696

Segment profit	$13,530	1.7%	$13,309	$19,854	(0.5)%	$19,953

Revenues
Television time sales increased in the year-to-date period despite the difficult comparison created by the benefit of $4 million of political advertising in the second quarter and approximately $2 million of incremental advertising revenue associated with the broadcast of the Winter Olympics on our three NBC affiliates in the prior year period.
Retransmission revenues increased year over year due to the renewal of certain agreements in the current year. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements covering the majority of households in our television markets expire between 2016 and 2019.
Under the renewal of the long-term network affiliation agreements with ABC and NBC, we no longer receive network compensation revenue.

Other revenues include revenue from our digital initiatives and revenue from our news and television services arrangement with WFLX. Other revenues increased primarily due to our news production agreement with WFLX.
Costs and expenses
Employee compensation and benefits increased in the 2011 year-to-date and second quarter periods primarily due to increased costs for our defined contribution retirement plans and other employee benefits. We restored the matching contribution to our defined contribution plan in July 2010 and in the first quarter of 2011 began making supplemental retirement plan contributions to employees nearing retirement age. The supplemental contributions are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009. We reinstated some bonuses in the second quarter of 2010, but we have no accrual for employee bonuses in 2011.
Programs and program licenses increased in the 2011 year-to-date and second quarter periods primarily due to network affiliation fees we now pay under new network affiliation agreements with ABC and NBC. Replacing Oprah with lower-priced programming late in the third quarter is expected to reduce our programs and program licensing costs by approximately 25% in the fourth quarter of 2011 compared to the second quarter of 2011.
Other expenses in the 2010 year-to-date period included approximately $1 million in costs associated with the transition to a new national sales representation arrangement.

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
Operating results for our newspaper business were as follows:

	Quarter Period			Year-to-date
(in thousands)	2011	Change	2010	2011	Change	2010

Segment operating revenues:
Local	$20,698	(4.6)%	$21,693	$42,006	(7.6)%	$45,464
Classified	20,046	(9.4)%	22,118	40,977	(6.7)%	43,907
National	3,126	(30.9)%	4,527	6,739	(29.5)%	9,562
Preprint and other	17,395	(3.5)%	18,026	34,664	(3.4)%	35,889

Print advertising	61,265	(7.7)%	66,364	124,386	(7.7)%	134,822
Circulation	29,735	0.1%	29,698	61,292	(0.9)%	61,842
Digital	6,662	(3.9)%	6,934	12,997	(4.8)%	13,653
Other	4,298	(13.9)%	4,992	9,457	(8.0)%	10,283

Total operating revenues	101,960	(5.6)%	107,988	208,132	(5.7)%	220,600

Segment costs and expenses:
Employee compensation and benefits	47,553	3.3%	46,052	97,742	4.0%	93,939
Newsprint and press supplies	12,437	9.7%	11,338	25,378	8.8%	23,316
Distribution services	12,603	7.3%	11,746	25,322	7.5%	23,558
Other costs and expenses	24,490	0.8%	24,291	49,413	1.6%	48,657

Total costs and expenses	97,083	3.9%	93,427	197,855	4.4%	189,470

Segment profit	$4,877	(66.5)%	$14,561	$10,277	(67.0)%	$31,130

Revenues
The U.S. economic recession and secular changes in the demand for newspaper advertising affected operating revenue in 2011 and 2010, leading to lower advertising volumes and rate weakness in most of our local markets. We have seen improvements in help-wanted classified advertising, but real estate classified advertising and national advertising remain particularly weak.
Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. In 2011, we began to report revenue from certain of our digital offerings net of the amounts paid to our partners. Digital revenues increased 2.2% and 3.1% while pure-play digital advertising increased 6.1% and 10.3% for year-to-date and quarter periods on a pro forma basis, assuming 2010 revenues were also reported on a net basis.
Circulation revenue has remained substantially unchanged, as higher circulation rates have offset declines in circulation net paid levels.
The decline in preprint and other revenues in the 2011 year-to-date and second quarter periods is due to reductions in the number of inserts by large national retailers. Preprint and other products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.

Costs and expenses
Employee compensation and benefits increased in the 2011 year-to-date and second quarter periods primarily due to increased costs for our defined contribution retirement plans and other increased employee benefits. We restored the matching contribution to our defined contribution plan in July 2010 and in the first quarter of 2011 began making supplemental retirement plan contributions to employees nearing retirement age, The supplemental contributions are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009.
Newsprint and press supplies increased by $2.1 million in the 2011 year-to-date period primarily due to increased newsprint costs. The increase in newsprint costs was due to a 14% increase in newsprint prices which was partially offset by a 0.8% decrease in consumption. Newsprint and press supplies increased by $1.1 million in the 2011 second quarter primarily due to increased newsprint costs. The increase in newsprint costs was due to a 9.6% increase in newsprint prices and a 1.6% increase in consumption.
Distribution services increased as part of our transition of distribution processes from internal personnel to an external vendor.
Other expenses were substantially unchanged in 2011 compared with 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our available cash and borrowings under our credit facility.
Cash flow from continuing operating activities in the first half of 2011 was substantially unchanged compared to the first half of 2010. The cash flow from operating activities was affected by the timing of tax payments and refunds and the timing of payment of network affiliation fees and syndicated programming fees in our television division. Tax benefits associated with 2011 losses are not available to us until we file our 2011 tax return in 2012. In addition, during the first half of 2011, we made estimated tax payments for 2010 of $8 million. The 2010 period included $6 million in payments from SNI for the final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal income taxes paid in 2008. In the first quarter of 2011, we paid approximately $4.7 million of network affiliation fees for 2010 upon signing a definitive agreement with ABC.
Capital expenditures in the first half of 2011 were $4.5 million, down from $7.3 million in the prior year. Capital expenditures for the remainder of 2011 are expected to be approximately $8 million.
At June 30, 2011, we had no borrowings under our Revolving Credit Agreement, and had cash and cash equivalents of $157 million. At June 30, 2011, we had borrowing capacity of $90 million under our Revolver.
In October 2010, the board of directors authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in negotiated block transactions. The authorization expires December 31, 2012. In the first half of 2011, we repurchased $23 million worth of shares under this program.
We expect that our cash on hand at June 30, 2011, will be sufficient to meet our operating and capital needs over the next 12 months.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings and cash flow can be affected by, among other things, economic conditions and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2011.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2011			As of December 31, 2010
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value

Financial instruments subject to market value risk:
Investments held at cost	$10,871	$ (a	)	$10,366	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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