Form 10-Q
period 2011-09-30
SCRIPPS E W CO /DE
filed 2011-11-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2011 there were 42,786,580 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
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
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:
We reached a definitive agreement to acquire the television stations owned by McGraw-Hill Companies, Inc. for $212 million in cash. Failure to successfully integrate operations with our television station operations or to meet our performance expectations could have an adverse impact on our operations.
We may make future acquisitions and could face integration challenges and the acquired business could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected and impairment charges may result if the acquired business significantly under-performs relative to our expectations.

3

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter for which this report is filed.
The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2011 and the remaining amount that may still be repurchased under the program:

				Maximum value
	Total	Weighted	Total market	that may yet be
	number of	average	value of	purchased under
	shares	price paid	shares	the plans or
Period	purchased	per share	purchased	programs
7/1/11 – 7/31/11	494,448	$9.00	$4,450,850	$47,254,521
8/1/11 – 8/31/11	852,330	$7.84	$6,685,312	$40,569,209
9/1/11 – 9/30/11	647,351	$7.57	$4,902,536	$35,666,673

Total	1,994,129	$8.04	$16,038,698

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

THE E. W. SCRIPPS COMPANY
Dated: November 9, 2011	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller (Principal Accounting Officer)

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	September 30,	December 31,
( in thousands )	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$147,474	$204,924
Restricted cash	10,010	2,500
Accounts and notes receivable (less allowances — $2,245 and $2,789)	96,538	115,568
Inventory	6,984	7,859
Deferred income taxes	8,914	8,914
Income taxes receivable	38,246	14,596
Miscellaneous	8,330	8,218

Total current assets	316,496	362,579

Investments	17,411	10,652
Property, plant and equipment	354,889	389,650
Intangible assets	22,154	23,107
Deferred income taxes	25,311	30,844
Miscellaneous	12,455	10,710

TOTAL ASSETS	$748,716	$827,542

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	September 30,	December 31,
( in thousands, except share data )	2011	2010

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,075	$34,091
Customer deposits and unearned revenue	27,020	26,072
Accrued liabilities:
Employee compensation and benefits	31,389	36,981
Income taxes payable	—	7,310
Miscellaneous	26,686	25,528
Other current liabilities	6,429	8,502

Total current liabilities	110,599	138,484

Other liabilities (less current portion)	99,418	97,526

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 43,885,382 and 46,403,887 shares	439	464
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	558	583
Additional paid-in capital	525,717	558,225
Retained earnings	89,813	111,641
Accumulated other comprehensive loss, net of income taxes:
Pension liability adjustments	(80,019)	(81,547)

Total The E.W. Scripps Company shareholders’ equity	536,069	588,902
Noncontrolling interest	2,630	2,630

Total equity	538,699	591,532

TOTAL LIABILITIES AND EQUITY	$748,716	$827,542

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands, except per share data )	2011	2010	2011	2010

Operating Revenues:
Advertising	$126,647	$142,783	$398,050	$425,357
Circulation	28,606	28,780	89,897	90,622
Other	12,618	12,024	43,316	40,673

Total operating revenues	167,871	183,587	531,263	556,652

Costs and Expenses:
Employee compensation and benefits	83,058	88,609	259,931	261,062
Programs and program licenses	15,136	15,274	46,131	44,847
Newsprint and press supplies	12,026	11,795	37,405	35,111
Other expenses	54,404	52,786	172,661	167,512
Restructuring costs	2,614	3,206	6,529	10,269

Total costs and expenses	167,238	171,670	522,657	518,801

Depreciation, Amortization, and (Gains) Losses:
Depreciation	9,733	10,385	29,549	32,881
Amortization of intangible assets	319	339	952	1,039
Impairment of long-lived assets	9,000	—	9,000	—
(Gains) losses, net on disposal of property, plant and equipment	(476)	525	(234)	1,260

Net depreciation, amortization and losses	18,576	11,249	39,267	35,180

Operating income (loss)	(17,943)	668	(30,661)	2,671
Interest expense	(362)	(741)	(1,167)	(2,434)
Miscellaneous, net	110	39	(622)	950

Income (loss) from continuing operations before income taxes	(18,195)	(34)	(32,450)	1,187
Benefit for income taxes	(7,473)	(5,459)	(10,621)	(4,021)

Income (loss) from continuing operations, net of tax	(10,722)	5,425	(21,829)	5,208
Income from discontinued operations, net of tax	—	820	—	99,664

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(10,722)	$6,245	$(21,829)	$104,872

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.19)	$.08	$(.38)	$.08
Income from discontinued operations	.00	.01	.00	1.56

Net income (loss) per basic share of common stock	$(.19)	$.10	$(.38)	$1.64

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.19)	$.08	$(.38)	$.08
Income from discontinued operations	.00	.01	.00	1.55

Net income (loss) per diluted share of common stock	$(.19)	$.10	$(.38)	$1.64

See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
( in thousands )	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$(21,829)	$104,872
Income from discontinued operations	—	(99,664)

Income (loss) from continuing operations	(21,829)	5,208
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	30,501	33,920
Impairment of long-lived assets	9,000	—
(Gains) losses, net on sale of property, plant and equipment	(234)	1,260
Deferred income taxes	4,617	18,816
Excess tax benefits of share-based compensation plans	(6,021)	(10,346)
Stock and deferred compensation plans	6,921	7,518
Pension expense, net of payments	2,297	(62,561)
Other changes in certain working capital accounts, net	(25,374)	51,531
Miscellaneous, net	4,623	(2,377)

Net cash provided by continuing operating activities	4,501	42,969
Net cash provided by discontinued operating activities	—	6,509

Net operating activities	4,501	49,478

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7,823)	(11,778)
Increase in short-term investments	—	(12,419)
Proceeds from sale of long-term investments	2,650	—
Purchase of investments	(7,072)	—
Proceeds from sale of property, plant and equipment	1,674	480
Changes in restricted cash	(7,510)	—
Other	—	(657)

Net cash used in continuing investing activities	(18,081)	(24,374)
Net cash provided by discontinued investing activities	—	162,675

Net investing activities	(18,081)	138,301

Cash Flows from Financing Activities:
Net payments on variable rate credit facility	—	(34,900)
Repurchase of Class A Common shares	(39,333)	—
Dividends paid to noncontrolling interest	—	(623)
Proceeds from exercise of stock options	2,037	5,275
Tax payments related to shares withheld for vested stock and RSUs	(9,509)	(11,881)
Excess tax benefits from share-based compensation plans	6,021	10,346
Miscellaneous, net	(3,086)	582

Net cash used in continuing financing activities	(43,870)	(31,201)

Change in cash — discontinued operations	—	5,229

Increase (decrease) in cash and cash equivalents	(57,450)	161,807

Cash and cash equivalents:
Beginning of period	204,924	7,681

End of period	$147,474	$169,488

Supplemental Cash Flow Disclosures
Income taxes paid	$8,312	$30,779

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
( in thousands, except share data )	Stock	Capital	Deficit)	Loss	Interests	Equity

As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net income			104,872			104,872
Spin-off of SNI (Note 15)			(7,115)			(7,115)
Dividends paid to noncontrolling interests					(623)	(623)
Changes in defined pension plans				4,309		4,309
Currency translation adjustment				(590)		(590)
Excess tax benefits of compensation plans		16,653				16,653
Compensation plans: 3,171,652 net shares issued*	32	2,533	5			2,570

As of September 30, 2010	$578	$550,940	$86,816	$(87,740)	$2,733	$553,327

As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss			(21,829)			(21,829)
Repurchase 4,585,593 Class A Common Shares	(46)	(39,287)				(39,333)
Changes in defined pension plans				1,528		1,528
Excess tax benefits of compensation plans		6,900				6,900
Compensation plans: 2,067,088 net shares issued*	21	(121)	1			(99)

As of September 30, 2011	$558	$525,717	$89,813	$(80,019)	$2,630	$538,699

*	Net of $9,508 in 2011 and $11,881 in 2010 of tax payments related to shares withheld for vested stock and RSUs.
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
Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the recoverability of the carrying value of long-lived assets; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; and self-insured risks.
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
Share-based compensation costs for continuing operations totaled $1.6 million and $3.4 million for the third quarter of 2011 and 2010, respectively. Year-to-date share-based compensation for continuing operations was $7.1 and $9.0 million in 2011 and 2010, respectively.
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

The following table presents information about basic and diluted weighted-average shares:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands )	2011	2010	2011	2010

Numerator (for basic earnings per share)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(10,722)	$6,245	$(21,829)	$104,872
Less income allocated to unvested restricted stock and RSUs	—	(649)	—	(12,261)

Numerator for basic earnings per share	$(10,722)	$5,596	$(21,829)	$92,611

Denominator
Basic weighted-average shares outstanding	56,834	57,435	58,071	56,512
Effect of dilutive securities:
Stock options held by employees and directors	—	67	—	129

Diluted weighted-average shares outstanding	56,834	57,502	58,071	56,641

Anti-dilutive securities (1)	14,230	10,292	14,230	10,292

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the quarter ended and the year-to-date period ended September 30, 2011, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.
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
In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued changes to the disclosure requirements with respect to multiemployer pension plans. These changes require additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For significant multiemployer plans in which an employer participates, the additional disclosures include the plan name and identifying number, contributions to the plan and whether such contributions represent 5% of the total contributions made to the plan by all employers, indication of funded status, minimum contribution requirements under collective-bargaining agreements and expirations of such agreements. For plans which do not have publicly available information other than employer financial statements, additional qualitative and quantitative disclosures are required including the description of the nature of the plan benefits, the extent to which the employer could be responsible for the obligations of the plan and, to the extent available, total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan as of the most recent date available. The additional disclosures are effective for our year ending December 31, 2011. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.
3. DISCONTINUED OPERATIONS
Sale of Licensing
On June 3, 2010, the Company and its wholly owned subsidiary, United Feature Syndicate, Inc. (“UFS”) completed the sale of its character licensing business United Media Licensing (“UML”) to Iconix Brand Group. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips. The aggregate cash sale price was $175 million, resulting in a pre-tax gain of $162 million in the second quarter of 2010. The results of operations of UML and the gain on sale are presented as discontinued operations in our financial statements for all periods.
In connection with the sale, Iconix assumed UFS’s real estate lease, which expires in February 2016. We were not released from our obligations as guarantor of that lease by the lessor. Total remaining lease payments at September 30, 2011, are approximately $7.0 million. We believe that the likelihood of incurring future costs for this guarantee to be remote, and therefore we have not recorded a related liability.
Closure of Rocky Mountain News
After an unsuccessful search for a buyer, we closed the Rocky Mountain News after it published its final edition on February 27, 2009.
Under the terms of an agreement with Media News Group Inc. (“MNG”), we transferred our interests in the Denver Newspaper Agency, a limited liability partnership to MNG in the third quarter of 2009.
The results of the operations of the Rocky Mountain News and the earnings from our interest in the Denver JOA are presented as discontinued operations in our financial statements for all periods.

Operating results of our discontinued operations were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
( in thousands )	2010	2010

Operating revenues	$—	$27,979

Income from discontinued operations:
Gain on sale of Licensing, before tax	$(311)	$161,690
Income (loss) from Licensing, before tax	(324)	3,676
Income from Rocky Mountain News, before tax	2,560	2,560
Income tax expense	(1,105)	(68,262)

Income from discontinued operations, net of tax	$820	$99,664

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
The effective income tax rate for the nine months ended September 30, 2011, was 33%. The factors impacting the difference between this rate and the U.S. Federal statutory rate of 35% includes the impact of state taxes and non-deductible expenses. In addition, in the third quarter of 2011, we reached agreement with the Internal Revenue Service to settle the examinations of our 2005 through 2009 tax returns. We recognized additional tax benefits of approximately $1 million as a result of the settlement.
The effective income tax rate for the nine months ended September 30, 2010, was 339%. The primary difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, the change in our reserve for uncertain tax positions and non-deductible expenses.
At September 30, 2011, we had net deferred tax assets of $34 million. Substantially all of our deferred tax assets reverse in 2011 and 2012. We can use any tax losses resulting from the deferred tax assets reversing in 2011 or 2012 to claim refunds of taxes paid in prior years. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for them. State net operating loss carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included as a valuation allowance.
5. RESTRICTED CASH
At September 30, 2011 and December 31, 2010, we had $10 million and $2.5 million, respectively in a restricted cash account on deposit with our insurance carrier. The restricted cash serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

6. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	As of	As of
	September 30,	December 31,
( in thousands )	2011	2010
Intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$5,264	$5,641
Customer lists	12,469	12,469
Other	3,870	6,942

Total carrying amount	21,603	25,052

Accumulated amortization:
Television network affiliation relationships	(1,733)	(1,925)
Customer lists	(9,270)	(8,657)
Other	(1,641)	(4,558)

Total accumulated amortization	(12,644)	(15,140)

Net amortizable intangible assets	8,959	9,912

Indefinite-lived intangible assets — FCC licenses	13,195	13,195

Total intangible assets	$22,154	$23,107

Estimated amortization expense of intangible assets for each of the next five years is $0.3 million for the remainder of 2011, $1.0 million in 2012, $0.9 million in 2013, $0.7 million in 2014, $0.7 million in 2015, $0.6 million in 2016 and $4.8 million in later years.
7. LONG-TERM DEBT
We have a Revolving Credit Agreement (“Agreement”), which expires June 30, 2013. See Note 16 for additional information. The maximum amount of availability under the facility is $100 million. Borrowings under the Agreement are limited to a borrowing base, as follows:
a) 100% of cash maintained in a blocked account (up to $20 million),
b) 85% of eligible accounts receivable,
c) 40% of eligible newsprint inventory, and
d) 50% of the fair market value of eligible real property (limited to $25 million).
At September 30, 2011, no amounts were outstanding under the credit agreement and we had borrowing capacity of $86 million.
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

Borrowings under the Agreement bear interest at variable interest rates based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon average excess availability. The margin for LIBOR based loans ranges from 2.75% to 3.25% per annum. The margin for base rate loans ranges from 1.75% to 2.25% per annum. The weighted-average interest rate on borrowings under the credit facility was 3.0% at September 30, 2011 and December 31, 2010.
Commitment fees of 0.50% per annum of the total unused commitment are payable under the credit facility.
As of September 30, 2011, and December 31, 2010, we had outstanding letters of credit totaling $1.1 million and $10.4 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap which expired in October 2010. Under this agreement we received payments based on the 3-month LIBOR and made payments based on a fixed rate of 3.2%. This swap was not designated as a hedge in accordance with generally accepted accounting principles and changes in fair value were recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. For the nine-months ended September 30, 2010, a $0.6 million gain was recorded in miscellaneous, net.
8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
( in thousands )	2011	2010

Employee compensation and benefits	$14,808	$16,011
Liability for pension benefits	45,986	46,135
Liabilities for uncertain tax positions	16,806	16,205
Other	21,818	19,175

Other liabilities (less current portion)	$99,418	$97,526

9. NONCONTROLLING INTERESTS
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands )	2011	2010	2011	2010

Net income (loss) attributable to The E.W. Scripps Company shareholders:
Income (loss) from continuing operations, net of tax	$(10,722)	$5,425	$(21,829)	$5,208
Income from discontinued operations, net of tax	—	820	—	99,664

Net income (loss)	$(10,722)	$6,245	$(21,829)	$104,872

10. SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents additional information about the change in certain working capital accounts:

	Nine months ended
	September 30,
( in thousands )	2011	2010

Other changes in certain working capital accounts, net:
Accounts receivable	$16,380	$13,563
Inventory	875	(718)
Income taxes receivable/payable — net	(30,960)	(2,404)
Accounts payable	(15,016)	8,409
Customer deposits and unearned revenue	948	3,947
Accrued employee compensation and benefits	(5,592)	11,663
Other, net	7,991	17,071

Total	$(25,374)	$51,531

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
The components of the benefit plans expense consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands)	2011	2010	2011	2010

Service cost	$12	$130	$36	$436
Interest cost	6,710	6,199	19,448	18,935
Expected return on plan assets, net of expenses	(5,753)	(6,055)	(17,257)	(18,133)
Amortization of prior service cost	—	4	1	14
Amortization of actuarial loss	893	954	2,237	3,068
Curtailment loss	—	8	—	58

Total for defined benefit plans	1,862	1,240	4,465	4,378
Multi-employer plans	116	112	349	451
SERP	296	350	836	909
Defined contribution plans	2,234	887	6,979	887

Net periodic benefit cost	4,508	2,589	12,629	6,625
Allocated to discontinued operations	—	—	—	(103)

Net periodic benefit cost — continuing operations	$4,508	$2,589	$12,629	$6,522

We contributed $3.0 million to fund current benefit payments for our SERP during the first nine months of 2011. We anticipate contributing an additional $0.8 million to fund the SERP’s benefit payments during the remainder of 2011. We did not make any contributions to our defined benefit plans during the first nine months of 2011.

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
Syndication and other primarily include syndication of news features and comics and other features for the newspaper industry.
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

Information regarding our business segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands )	2011	2010	2011	2010
Segment operating revenues:
Television	$69,939	$78,515	$215,933	$220,164
Newspapers	95,948	100,416	304,080	321,016
Syndication and other	1,984	4,656	11,250	15,472

Total operating revenues	$167,871	$183,587	$531,263	$556,652

Segment profit (loss):
Television	$7,461	$17,658	$27,315	$37,611
Newspapers	1,595	6,645	11,872	37,775
Syndication and other	156	(1,072)	(1,727)	(2,371)
Corporate and shared services	(5,965)	(8,108)	(22,325)	(24,895)
Depreciation and amortization	(10,052)	(10,724)	(30,501)	(33,920)
Impairment of long-lived assets	(9,000)	—	(9,000)	—
Gains (losses), net on disposal of property, plant and equipment	476	(525)	234	(1,260)
Interest expense	(362)	(741)	(1,167)	(2,434)
Restructuring costs	(2,614)	(3,206)	(6,529)	(10,269)
Miscellaneous, net	110	39	(622)	950

Income (loss) from continuing operations before income taxes	$(18,195)	$(34)	$(32,450)	$1,187

Depreciation:
Television	$4,193	$4,083	$12,369	$12,790
Newspapers	5,254	6,099	16,135	19,251
Syndication and other	13	86	126	371
Corporate and shared services	273	117	919	469

Total depreciation	$9,733	$10,385	$29,549	$32,881

Amortization of intangibles:
Television	$80	$96	$238	$283
Newspapers	239	243	714	756

Total amortization of intangibles	$319	$339	$952	$1,039

Additions to property, plant and equipment:
Television	$2,701	$4,320	$6,204	$7,440
Newspapers	501	16	1,263	680
Syndication and other	67	65	362	186
Corporate and shared services	9	101	50	391

Total additions to property, plant and equipment	$3,278	$4,502	$7,879	$8,697

No single customer provides more than 10% of our revenue.

13. COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands )	2011	2010	2011	2010

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(10,722)	$6,245	$(21,829)	$104,872
Changes in defined pension plans, net of tax of $367, $1,643, $917 and $2,463	610	2,872	1,528	4,309
Currency translation adjustment, net of tax of $0 and $0	—	—	—	43

Total comprehensive income (loss)	$(10,112)	$9,117	$(20,301)	$109,224

14. CAPITAL STOCK
Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. Through September 30, 2011, we repurchased a total of $39 million of shares at prices ranging from $6.80 to $9.69 per share. An additional $36 million of shares may be repurchased pursuant to the authorization. We are under no obligation to repurchase any particular amount of common shares under the program. The authorization expires December 31, 2012.
15. SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.
SNI reimbursed us $6 million in the first nine months of 2010 for its share of estimated taxes prior to the spin-off under the Tax Allocation Agreement.
At September 30, 2011, and December 31, 2010, we owed SNI $7.3 million and $7.5 million, respectively for its share of tax refund claims for prior years. We will pay SNI its share of the tax refund claims when we receive such refunds from the tax authorities.
16. ACQUISITION
On October 3, 2011, we reached a definitive agreement to acquire the television station group now owned by McGraw-Hill Broadcasting, Inc., for $212 million in cash. We have secured a committed term bank loan in the amount of $212 million to fund the acquisition. We are currently in the process of syndicating both the $212 million term loan and a $100 million revolving credit facility (“New Financing”) among a group of banks. The existing Revolving Credit Agreement will be terminated upon closing of the New Financing. We expect to complete the transaction, which is subject to pending regulatory and other approvals, no later than the first half of 2012.
17. IMPAIRMENT CHARGES
During the quarter ended September 30, 2011, we recorded a $9 million non-cash charge to reduce the carrying value of long-lived assets at four of our newspapers. Our estimates of cumulative undiscounted future cash flows at these properties were not sufficient to recover the $36 million carrying value of the assets and we wrote them down to their estimated fair value of $27 million. The measurement of the fair value is a nonrecurring level 3 measurement (significant unobservable inputs) in the fair value hierarchy. In determining fair value, we utilized a market approach which employs available recent transactions for similar assets or prior transactions adjusted for changes in the market for those assets.
Estimating undiscounted cash flows requires significant judgments and estimates. We will continue to monitor the estimated cash flows of our newspaper properties and may incur additional impairment charges if future cash flows are less than our current estimates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in television stations and newspaper publishing. The company’s portfolio of media properties includes: 10 television stations, including six ABC-affiliated stations, three NBC affiliates and one independent station; daily and community newspapers in 13 markets; and the Washington-based Scripps Media Center, home to the Scripps Howard News Service.
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
Executive Overview
On October 3, 2011, we reached a definitive agreement to acquire the television station group now owned by McGraw-Hill Broadcasting Company, Inc., for $212 million in cash. We have secured a committed term bank loan in the amount of $212 million to fund the acquisition. We are currently in the process of syndicating both the $212 million term loan and a $100 million revolving credit facility (“New Financing”) among a group of banks. The existing Revolving Credit Agreement will be terminated upon closing of the New Financing. We expect to complete the transaction, which is subject to pending regulatory and other approvals, no later than the first half of 2012.
In the first nine months of 2011, we repurchased $39 million of shares under the share repurchase program authorized by the board of directors in 2010.
In the first quarter of 2011, we entered into a five-year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal will provide editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement Scripps will receive a fixed fee from Universal and will continue to own certain copyrights and control the licenses for those properties, and will manage the business relationships with the creative talent that produces those comics and features. We completed the transition of the services in June 2011.
Also in the first quarter of 2011, we entered into agreements with Raycom Media, Inc. to produce news and provide services involving technical, promotional and online operations and certain local programming for WFLX, Raycom Media’s Fox affiliate in West Palm Beach, Florida. Raycom will continue to program the station and conduct all advertising sales. Scripps will receive a minimum annual fee for its news content and the services provided and may receive additional incentive payments.
Our efforts to restructure our television and newspaper operations continue. We have invested in technology to automate our television station newsrooms and are installing common advertising, circulation and editorial systems in our newspapers. We are standardizing processes within our operating divisions and are centralizing or outsourcing processes that do not require a significant presence in the local market. Costs related to these efforts totaled $6.5 million in the nine months ended September 30, 2011. We expect the restructuring program and installation of common newspaper systems to continue through 2012.

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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
( in thousands, except per share data )	2011	Change	2010	2011	Change	2010

Operating revenues	$167,871	(8.6)%	$183,587	$531,263	(4.6)%	$556,652
Employee compensation and benefits	(83,058)	(6.3)%	(88,609)	(259,931)	(0.4)%	(261,062)
Programs and program licenses	(15,136)	(0.9)%	(15,274)	(46,131)	2.9%	(44,847)
Newsprint and press supplies	(12,026)	2.0%	(11,795)	(37,405)	6.5%	(35,111)
Other expenses	(54,404)	3.1%	(52,786)	(172,661)	3.1%	(167,512)
Restructuring costs	(2,614)	(18.5)%	(3,206)	(6,529)	(36.4)%	(10,269)
Depreciation and amortization	(10,052)	(6.3)%	(10,724)	(30,501)	(10.1)%	(33,920)
Impairment of long-lived assets	(9,000)		—	(9,000)		—
Gains (losses), net on disposal of property, plant and equipment	476		(525)	234		(1,260)

Operating income (loss)	(17,943)		668	(30,661)		2,671
Interest expense	(362)		(741)	(1,167)		(2,434)
Miscellaneous, net	110		39	(622)		950

Income (loss) from continuing operations before income taxes	(18,195)		(34)	(32,450)		1,187
Benefit for income taxes	7,473		5,459	10,621		4,021

Income (loss) from continuing operations	(10,722)		5,425	(21,829)		5,208
Income from discontinued operations, net of tax	—		820	—		99,664

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(10,722)		$6,245	$(21,829)		$104,872

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.19)		$.08	$(.38)		$.08
Income from discontinued operations	.00		.01	.00		1.56

Net income (loss) per basic share of common stock	$(.19)		$.10	$(.38)		$1.64

Net income (loss) per share amounts may not foot since each is calculated independently.
Continuing Operations
Operating revenues decreased due to continued weakness in newspaper print advertising and lower political spending in a non-election year. Increased revenues from higher television retransmission rights and fees from our news and television service agreement with WFLX helped offset some of the reductions.
Employee compensation and benefits remained flat in the 2011 year-to-date period and decreased in the third quarter of 2011 compared to the 2010 third quarter. The primary factors affecting employee compensation and benefits in the year-to-date periods are:
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

Expenses for programs and program licenses increased in 2011 year-to-date period primarily due to network affiliation fees under new network affiliation agreements with ABC and NBC.
Newsprint and press supplies increased by $2.8 million in the 2011 year-to-date period primarily due to increased newsprint costs. The average price of newsprint increased 11% while newsprint consumption decreased 0.4%. Newsprint and press supplies increased by $0.7 million in the 2011 quarter primarily due to a 5.5% increase in newsprint prices and a 0.5% increase in consumption.
Other expenses increased in the year-to-date and third-quarter periods primarily due to higher newspaper distribution costs and increases in promotional spending.
During the quarter ended September 30, 2011, we recorded a $9 million non-cash charge to reduce the carrying value of long-lived assets at four of our newspapers. Our estimates of cumulative undiscounted future cash flows at these properties were not sufficient to recover the $36 million carrying value of the assets and we wrote them down to their estimated fair value of $27 million.
Estimating undiscounted cash flows requires significant judgments and estimates. We will continue to monitor the estimated cash flows of our newspaper properties and may incur additional impairment charges if future cash flows are less than our current estimates.
The effective income tax rate was 33% and 339% for 2011 and 2010, respectively. The tax provision in both years was affected by the favorable settlement of the examinations of tax returns with federal and state tax authorities.
Discontinued Operations - Discontinued operations includes the results of Rocky Mountain News, UM Licensing and the gain on sale, which was sold in the second quarter of 2010.
Business Segment Results
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Quarter Period			Year-to-date
( in thousands )	2011	Change	2010	2011	Change	2010

Segment operating revenues:

Television	$69,939	(10.9)%	$78,515	$215,933	(1.9)%	$220,164
Newspapers	95,948	(4.4)%	100,416	304,080	(5.3)%	321,016
Syndication and other	1,984	(57.4)%	4,656	11,250	(27.3)%	15,472

Total operating revenues	$167,871	(8.6)%	$183,587	$531,263	(4.6)%	$556,652

Segment profit (loss):

Television	$7,461		$17,658	$27,315		$37,611
Newspapers	1,595		6,645	11,872		37,775
Syndication and other	156		(1,072)	(1,727)		(2,371)
Corporate amd shared services	(5,965)		(8,108)	(22,325)		(24,895)

Depreciation and amortization	(10,052)		(10,724)	(30,501)		(33,920)
Impairment of long-lived assets	(9,000)		—	(9,000)		—
Gains (losses), net on disposal of property, plant and equipment	476		(525)	234		(1,260)
Interest expense	(362)		(741)	(1,167)		(2,434)
Restructuring costs	(2,614)		(3,206)	(6,529)		(10,269)
Miscellaneous, net	110		39	(622)		950

Income (loss) from continuing operations before income taxes	$(18,195)		$(34)	$(32,450)		$1,187

Television
Television includes six ABC-affiliated stations, three NBC-affiliated stations and one independent station. Our television stations reach approximately 10% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In the fourth quarter of 2010 and first quarter of 2011 we completed the renewal of our affiliation agreements with ABC and NBC, respectively. Under the renewal agreements with ABC and NBC we pay for network programming and no longer receive any network compensation. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.
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
Operating results for television were as follows:

	Quarter Period			Year-to-date
( in thousands )	2011	Change	2010	2011	Change	2010

Segment operating revenues:
Local	$41,725	10.9%	$37,638	$128,553	7.4%	$119,672
National	18,767	(6.6)%	20,099	61,257	(2.0)%	62,524
Political	2,053		14,775	3,435		20,001
Retransmission	3,994	32.4%	3,016	11,807	36.2%	8,669
Network compensation	—		68	—		1,061
Other	3,400	16.5%	2,919	10,881	32.1%	8,237

Total operating revenues	69,939	(10.9)%	78,515	215,933	(1.9)%	220,164

Segment costs and expenses:
Employee compensation and benefits	31,256	3.1%	30,316	93,759	4.2%	90,005
Programs and program licenses	15,136	(0.9)%	15,276	46,131	2.9%	44,849
Other costs and expenses	16,086	5.4%	15,265	48,728	2.2%	47,699

Total costs and expenses	62,478	2.7%	60,857	188,618	3.3%	182,553

Segment profit	$7,461	(57.7)%	$17,658	$27,315	(27.4)%	$37,611

Revenues
Television time sales decreased due to lower political advertising in a non-election year.
Retransmission revenues increased year over year due to the renewal of certain agreements in the current year. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements covering the majority of households in our television markets expire between January 2016 and December 2019.
Under the renewal of the long-term network affiliation agreements with ABC and NBC, we no longer receive network compensation revenue.
Other revenues include revenue from our digital initiatives and revenue from our news production and television services arrangement with WFLX. Other revenues increased primarily due to our news production and television services agreement with WFLX.

Costs and expenses
Employee compensation and benefits increased in the 2011 year-to-date and third-quarter periods primarily due to increased costs for our defined contribution retirement plans and other employee benefits. We restored the matching contribution to our defined contribution plan in July 2010 and in the first quarter of 2011 began making supplemental retirement plan contributions to employees nearing retirement age. The supplemental contributions are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009. We reinstated some bonuses in the second quarter of 2010, but we have no accrual for employee bonuses in 2011.
Programs and program licenses increased in the 2011 year-to-date period primarily due to network affiliation fees we pay under new network affiliation agreements with ABC and NBC. Primarily as a result of replacing Oprah with lower-priced programming late in the third quarter of 2011, we expect program and program license costs to decrease approximately 25% in the fourth quarter of 2011 compared to the third quarter of 2011.
Other expenses in the 2011 year-to-date period increased due to increased promotional advertising spending.

Newspapers
We operate daily and community newspapers in 13 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and circulation revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. National and local economic conditions, particularly within the retail, labor, housing and auto markets, affect the operating performance of our newspapers.
Operating results for our newspaper business were as follows:

	Quarter Period			Year-to-date
( in thousands )	2011	Change	2010	2011	Change	2010

Segment operating revenues:
Local	$18,595	(3.4)%	$19,254	$60,601	(6.4)%	$64,718
Classified	18,683	(10.3)%	20,836	59,660	(7.9)%	64,743
National	3,069	(30.5)%	4,414	9,808	(29.8)%	13,976
Preprint and other	16,106	(4.1)%	16,799	50,770	(3.6)%	52,688

Print advertising	56,453	(7.9)%	61,303	180,839	(7.8)%	196,125
Circulation	28,604	(0.6)%	28,780	89,896	(0.8)%	90,622
Digital	6,400	(8.2)%	6,970	19,397	(5.9)%	20,623
Other	4,491	33.5%	3,363	13,948	2.2%	13,646

Total operating revenues	95,948	(4.4)%	100,416	304,080	(5.3)%	321,016

Segment costs and expenses:
Employee compensation and benefits	46,521	(2.3)%	47,636	144,263	1.9%	141,575
Newsprint and press supplies	12,026	6.5%	11,289	37,405	8.1%	34,605
Distribution services	12,540	10.3%	11,369	37,862	8.4%	34,927
Other costs and expenses	23,266	(0.9)%	23,477	72,678	0.8%	72,134

Total costs and expenses	94,353	0.6%	93,771	292,208	3.2%	283,241

Segment profit	$1,595	(76.0)%	$6,645	$11,872	(68.6)%	$37,775

Revenues
The U.S. economic recession and secular changes in the demand for newspaper advertising affected operating revenue in 2011 and 2010, leading to lower advertising volumes and rate weakness in most of our local markets. Our help-wanted and automotive classified advertising, which had shown signs of improvement in the first half of 2011, softened in the third quarter. Real estate classified advertising and national advertising remain particularly weak.
Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. In 2011, we began to report revenue from certain of our digital offerings net of the amounts paid to our partners. On an adjusted basis, assuming we had reported 2010 revenues net, digital revenues remained unchanged for the quarter and increased 1.5% for the year-to-date period. Pure-play digital advertising increased 6.4% and 6.2% for the quarter and year-to-date periods respectively, on an adjusted basis.
Circulation revenue remained substantially unchanged, as higher circulation rates have offset declines in circulation net paid levels.
Preprint and other revenues declined in the 2011 year-to-date and third-quarter periods due to reductions in the number of inserts by large national retailers. Preprint and other products include niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers.

Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.
Costs and expenses
Employee compensation and benefits increased in the 2011 year-to-date period primarily due to increased costs for our defined contribution retirement plans and other increased employee benefits. We restored the matching contribution to our defined contribution plan in July 2010 and in the first quarter of 2011 began making supplemental retirement plan contributions to employees nearing retirement age. The supplemental contributions are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009. We reinstated some bonuses in the second quarter of 2010, but we have no accrual for employee bonuses in 2011.
Newsprint and press supplies increased $2.8 million in the 2011 year-to-date period primarily due to higher newsprint prices. Average newsprint prices increased 11% while newsprint consumption decreased 0.4%. Newsprint and press supplies increased $0.7 million in the 2011 third quarter primarily due to a 5.5% increase in newsprint prices and a 0.5% increase in consumption.
Distribution services increased primarily due to transition of distribution processes from internal personnel to an external vendor.
Other expenses were substantially unchanged in 2011 compared with 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is our available cash and borrowings under our credit facility.
Cash flow from continuing operating activities in the first nine months of 2011 decreased $38 million compared to the first nine months of 2010. Lower political advertising in a non-election year and the timing of network affiliation fees and tax payments and refunds contributed to the decline in cash flow from operating activities. In the first quarter of 2011, we paid approximately $4.7 million of network affiliation fees for 2010 upon signing a definitive agreement with ABC. Tax benefits associated with 2011 losses are not available to us until we file our 2011 tax return in 2012 and we made tax payments for the 2010 tax year of $8 million in 2011. Cash flow from operating activities in 2010 included $6 million in payments from SNI for the final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal income taxes paid in 2008.
Capital expenditures in the first nine months of 2011 were $7.8 million, down from $11.8 million in the prior year. We expect capital expenditures for the remainder of 2011 to be approximately $4 million.
At September 30, 2011, we had no borrowings under our Revolving Credit Agreement, and had cash and cash equivalents of $147 million. At September 30, 2011, we had borrowing capacity of $86 million under our Revolver.
In October 2010, the board of directors authorized the repurchase of up to $75 million of our Class A Common Shares. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in negotiated block transactions. The authorization expires December 31, 2012. In the first nine months of 2011, we repurchased $39 million worth of shares under this program.
We expect that our cash on hand at September 30, 2011, will be sufficient to meet our operating and capital needs over the next 12 months. On October 3, 2011, we reached a definitive agreement to acquire the television station group now owned by McGraw-Hill Broadcasting Company, Inc., for $212 million in cash. We expect to finance the transaction with new debt and have secured an agreement for financing. The transaction, pending regulatory and other approvals, is expected to be completed no later than the first half of 2012.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings and cash flow can be affected by, among other things, economic conditions and changes in the price of newsprint. We are also exposed to changes in the market value of our investments.
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2011.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2011			As of December 31, 2010
	Cost	Fair		Cost	Fair
( in thousands )	Basis	Value		Basis	Value

Financial instruments subject to market value risk:
Investments held at cost	$15,248	$ (a	)	$10,366	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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