Form 10-K
period 2011-12-31
SCRIPPS E W CO /DE
filed 2012-03-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-16914
THE E. W. SCRIPPS COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1223339 (IRS Employer Identification Number)

312 Walnut Street Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)
Registrant’s telephone number, including area code: (513) 977-3000

Title of each class Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered New York Stock Exchange
Class A Common shares, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company “in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $9.67 per share closing price for such stock on June 30, 2011, was approximately $308,560,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.
As of February 15, 2012, there were 42,430,372 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,735 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2012 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2011

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
We are a diverse, 133-year-old media enterprise with interests in television stations, newspapers, and local news and information Web sites. Our overriding mission is that we do well by doing good – providing value to customers, employees and owners by informing, engaging and empowering the communities we serve. Our portfolio of locally focused media properties includes: 19 TV stations (ten ABC affiliates, three NBC affiliates, one independent and five Azteca affiliates); daily and community newspapers in 13 markets and the Washington, D.C.-based Scripps Media Center, home of the Scripps Howard News Service; and United Media, a syndicator of select news features and comics. For a full listing of our media companies and their associated Web sites, visit http://www.scripps.com.
On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting Company, Inc., for $212 million in cash, plus a working capital adjustment estimated at $4.4 million. We financed the transaction with a $212 million bank term loan. The acquisition included four ABC affiliated television stations as well as five Azteca Spanish-language affiliates.
In the third quarter of 2011, we combined our digital resources across the company into a single organization focused on delivering market-leading digital products to each of our business segments. This demonstrates that products and services for digital audiences are core to what we do at Scripps. We believe this reorganization will make us more efficient, improve our speed to market for new services, heighten accountability and enable us to better build or buy additional digital brands.
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
In the fourth quarter of 2009 we began a review of our strategic options for United Media Licensing, the character licensing operation of United Media. We completed the sale of United Media Licensing to Iconix Brand Group for $175 million in cash in the second quarter of 2010. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips.
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

Television
Scripps has operated broadcast television stations since 1947, when it launched Ohio’s first television station, WEWS in Cleveland. Today our television station group today reaches approximately 13% of the nation’s households, and includes ten ABC affiliates, three NBC affiliates, one independent station and five Azteca affiliates.
We produce news and information content that informs and engages local and national communities. This content is distributed to four platforms; broadcast, online, mobile and tablet. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional broadcast television boundaries.
We believe that the most critical component of our product mix is compelling news content. Over the past two years we have trained all employees in our news departments to be multi-media journalists, allowing us to pursue a “hyper-local” strategy by having more reporters covering local news for our over-the-air and digital platforms. We expect that the employees in the news departments of the recently acquired stations to go through our multi-media journalists training in 2012.
In addition to local news, we are producing Scripps-owned programming which we own that we will broadcast on our television stations and with which viewers can interact in digital formats. In 2012, we will replace Wheel of Fortune and Jeopardy with Scripps-owned programming in seven of our markets. We currently air Right This Minute, another Scripps-owned program, in six of our markets, and will add the program to our schedule in six additional markets by the fall of 2012.
We continue to invest in platforms for digital technology including smartphone and tablet applications for mobile delivery of our news and information content. Currently our stations in Detroit, West Palm Beach, Kansas City and Tulsa are broadcasting a mobile signal from their towers. We also are working with the Mobile Content Venture, of which we are a charter member, to exploit the potential in our markets of mobile broadcasting.
In our non-news hours, our television stations also broadcast network and syndicated programming.
Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

								Percentage
		Network		FCC				of U.S.
		Affiliation/		License	Rank	Stations	Station	Television	Average
		DTV	Affiliation	Expires	of	in	Rank in	Households	Audience
Station	Market	Channel	Expires in	in	Mkt (1)	Mkt (2)	Mkt (3)	in Mkt (4)	Share (5)
WXYZ-TV	Detroit, Ch. 7	ABC/41	2015	2013	11	9	1	1.6%	11
KNXV-TV	Phoenix, Ch. 15	ABC/15	2015	2014	13	12	3	1.6%	6

WFTS-TV	Tampa, Ch. 28	ABC/29	2015	2013	14	12	2	1.6%	6

WEWS-TV	Cleveland, Ch. 5	ABC/15	2015	2013	18	8	1	1.3%	10

WMAR-TV	Baltimore, Ch. 2	ABC/38	2015	2012	27	6	3	1.0%	6

KSHB-TV	Kansas City, Ch. 41	NBC/42	2015	2014	31	8	4	0.8%	6

KMCI	Lawrence, Ch. 38	Ind./41	N/A	2014	31	8	7	0.8%	1

WCPO-TV	Cincinnati, Ch. 9	ABC/22	2015	2013	35	5	2	0.8%	10

WPTV	W. Palm Beach, Ch. 5	NBC/12	2015	2013	38	7	1	0.7%	11

KJRH	Tulsa, Ch. 2	NBC/8	2015	2014	59	10	3	0.5%	8

KMGH-TV	Denver, Ch. 7	ABC/7	2014	2014	17	11	3	1.4%	8

WRTV	Indianapolis, Ch. 6	ABC/25	2014	2013	26	10	3T	1.0%	7

KGTV	San Diego, Ch. 10	ABC/10	2014	2014	28	11	4	0.9%	6

KERO-TV	Bakersfield, Ch. 23	ABC/10	2014	2014	126	4	3	0.2%	7
All market and audience data is based on the November Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and lower-power stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. M-SU, as a percentage of total viewing households in the Designated Market Area.
We also operate five low-power stations affiliated with the Azteca America network. The stations are clustered around our California and Denver stations. Azteca America is a Hispanic network producing Spanish language programming.

Revenue cycles and sources
Broadcast Advertising
We sell advertising to local, national and political customers. The sale of local, national and political commercial spots accounted for more than 90% of the television segment’s revenues in 2011. Pricing of advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.
Cyclical factors influence revenues from our core advertising categories. Some of the cycles are periodic and known well in advance, such as election campaign seasons and special programming events like the Olympics or the Super Bowl. For example, our three NBC affiliates in 2010 benefited from incremental advertising demand concurrent with coverage of the Winter Olympics in February. Our three NBC affiliate stations will air the 2012 Summer Olympics. Economic cycles are less predictable and beyond our control.
Advertising revenues dramatically increase during even-numbered years, when local, state and federal elections occur. Political revenue totaled $48 million in 2010, $5 million in 2009 and $41 million in 2008.
Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.
Digital Advertising
We sell advertising across all of our digital platforms. Digital advertising provided approximately 3% of our television segment operating revenues in 2011. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user; and click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. We also utilize a variety of audience-extension programs to enhance the reach of our Web sites and garner a larger share of local ad dollars that are spent online.
Other
In addition to selling commercials during our programming, we also offer additional marketing opportunities for our business customers, including sponsorships and community events.
Retransmission revenues
We also earn revenues from retransmission consent agreements with cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive from these retransmission consent agreements is currently lower than those realized by our peers because multiple long-term agreements were executed before we spun-off our cable networks in 2008. Prior to the spin-off of SNI, the rights to retransmit our broadcast signal were included as consideration in negotiations between cable system operators and the Company’s cable networks. We expect to independently negotiate retransmission agreements at then-current market rates between our television stations and the cable and satellite television systems when the existing agreements expire. Agreements with two of our largest cable television system operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.
Expenses
Employee costs accounted for 51% of segment costs and expenses in 2011.
We have been centralizing certain functions that do not require a presence in the local markets at company-owned hubs, enabling each of our stations to focus local resources on the creation of content and revenue-producing activities.
Programming costs, which include syndicated programming, were 23% of total segment costs and expenses in 2011. Significantly reducing our syndicated programming costs is a priority over the next several years. Consistent with the industry trend, our ABC and NBC network-affiliated stations pay the networks for the programming that is supplied to us in various dayparts. Those costs are reported as programming expenses.

Federal Regulation of Broadcasting — Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also exercises limited authority over broadcast programming by, among other things, requiring certain children’s programming and limiting commercial content therein, regulating the sale of political advertising, and restricting indecent programming. The FCC also requires television broadcasters to close caption their programming for the benefit of the hearing impaired, and, in accord with a Congressional directive, the agency will begin this year to require the visual description of certain television programming for the benefit of the visually impaired.
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
FCC regulations govern the multiple ownership of television stations and other media. Under the FCC’s current rules , a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning or controlling more than one television station, or in some markets under certain conditions, more than two television stations in the same market (the “television duopoly rule”), or (ii) the grant of the license would result in the applicant’s owning or controlling television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the scope of this restriction has varied in recent years. A 2007 FCC order slightly relaxing the restriction was first stayed by a reviewing court, then permitted to take effect, and then overturned by that court. The FCC has initiated a broad new ownership rulemaking looking toward, among other things, again relaxing the newspaper-broadcast cross ownership limits. However, a change in the manner of measuring the rule’s geographic scope could bring the Company’s Treasure Coast newspapers and nearby Station WPTV-TV within the rule’s terms. The proposed rule would allow the continuation of such preexisting relationships. In addition, this ownership rulemaking is examining whether to impose the television duopoly rule’s ownership restrictions on independent stations within a market that agree to share news or other program production. Station WPTV-TV has entered into such a shared services agreement with another local station. We cannot predict the effect of this ownership rulemaking on our stations’ operations or our business.
The FCC has suggested that the transition to more efficient digital television broadcasting may permit further reductions in the amount of spectrum allocated to over-the-air broadcasting. In particular, in order to provide additional spectrum for mobile broadband services, the FCC has urged Congress to authorize the conduct of spectrum auctions in which broadcasters would give up spectrum in return for a share of the auction proceeds. Auction proposals are under active consideration in Congress, and some broadcasters are concerned that the auctions might not be truly voluntary and could adversely affect those stations that elect not to participate, for example, by requiring a “repacking” of the remaining broadcast spectrum. Separately, the FCC has now issued rules to implement its order permitting the non-broadcast use of broadcast spectrum in the “white spaces” between broadcast stations’ service areas, and petitions for reconsideration of that order are now being considered. We cannot predict the effect of these proceedings on our offering of digital television service or our business.
Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for our network-affiliated stations. Some members of Congress have expressed concern about cable subscribers occasionally losing television service during retransmission consent negotiations, and the FCC is conducting a rulemaking proceeding to reexamine the process. As part of this rulemaking, the FCC has asked whether it should eliminate the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC’s processes rather than by judicial proceedings. In addition, Congress or the FCC may reexamine other regulatory policies that support a television station’s ability to enjoy an exclusive right to present particular programming in its local service area. We cannot predict the outcome of any such proceedings or their possible impact on the Company.

During recent years, the FCC has substantially increased its scrutiny of broadcasters’ programming practices. In particular, it has heightened enforcement of the restrictions on indecent programming. Congress’ decision to greatly increase the financial penalty for airing such programming has at the same time increased the threat to broadcasters from such enforcement. Litigation has continued over the scope of the FCC’s authority to regulate indecency, culminating in a recent U.S. Supreme Court oral argument, and substantial uncertainty remains concerning FCC indecency enforcement. In addition, in 2011 the FCC vacated regulations it adopted in 2008, but never implemented, that would have required broadcasters to maintain more detailed records of their public service programming and to make such information more accessible to the public via their web sites. At the same time, however, the FCC initiated two new notices looking toward requiring such detailed reporting of television stations’ public service-related programming as well as the posting of stations’ entire public inspection files, including their political sales files, on an FCC-controlled web site. The FCC also continues to explore how the evolution of digital media is affecting children, including whether commercial television broadcasters are adequately addressing children’s educational needs and whether steps should be taken to better protect children from exposure to potentially harmful media content, including harmful advertising messages. We cannot predict the outcome of these proceedings or their possible impact on the Company.
Newspapers
We have operated newspapers since 1878, when our founder, Edward W. Scripps, began publishing the Penny Press in Cleveland, Ohio. Today, the Scripps newspaper division operates in 13 markets across the United States. We produce content that informs and engages local and national communities. This content is distributed to four platforms; print, online, mobile and tablet. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional print boundaries.
We believe all of our newspapers have an excellent reputation for journalistic quality and content, which we believe is key in retaining readership. Our newspapers were recognized during 2011 by numerous regional and national journalism organizations for high-quality reporting across multiple platforms, including print, Web and mobile.
Our Internet sites offer comprehensive local news and information, user-generated content, advertising, e-commerce and other services. We continue to enhance our online services, using features such as streaming video and audio, to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our Web sites and use an array of social media sites such as Facebook, YouTube and Twitter to communicate with and build our audiences. We have embraced mobile technology by offering our products on e-readers as well as apps available on both the Apple and Android platforms.
We also offer our advertising customers additional digital advertising opportunities through our audience-extension partnerships. We are members of a newspaper consortium that partners with Yahoo! in an advertising and content sharing arrangement that increases our access to local Web-focused advertising dollars. We have similar arrangements with others. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.
Over the years we have supplemented our daily newspapers with an array of niche products, including direct-mail advertising, total market coverage publications, zoned editions, specialty publications, and event-based publications. These product offerings allow existing advertisers to reach their target audiences in multiple ways, while giving us a portfolio of products with which to acquire new clients, particularly small- and mid-sized advertisers.
The markets and audiences that we serve are as follows:
Daily circulation (includes print and E-edition)

(in thousands)(1)
Newspaper	2011	2010	2009	2008	2007
Abilene (TX) Reporter-News	24	24	27	28	30
Anderson (SC) Independent-Mail	23	23	26	29	34
Corpus Christi (TX) Caller-Times	43	45	47	52	52
Evansville (IN) Courier & Press	52	52	57	64	66
Henderson (KY) Gleaner	10	10	10	10	10
Kitsap (WA) Sun	21	23	23	28	29
Knoxville (TN) News Sentinel	92	93	101	113	117
Memphis (TN) Commercial Appeal	109	118	136	144	152
Naples (FL) Daily News	54	63	53	54	56
Redding (CA) Record-Searchlight	21	22	25	31	32
San Angelo (TX) Standard-Times	18	18	21	24	25
Treasure Coast (FL) News/Press/Tribune (2)	76	75	87	99	102
Ventura County (CA) Star	62	65	67	83	85
Wichita Falls (TX) Times Record News	22	23	25	27	29

Total Daily Circulation	627	654	705	786	819

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands)(1)
Newspaper	2011	2010	2009	2008	2007
Abilene (TX) Reporter-News	31	31	35	37	39
Anderson (SC) Independent-Mail	30	29	30	32	38
Corpus Christi (TX) Caller-Times	58	58	65	72	71
Evansville (IN) Courier & Press	73	74	77	83	87
Henderson (KY) Gleaner	11	11	11	11	12
Kitsap (WA) Sun	23	24	26	31	32
Knoxville (TN) News Sentinel	121	116	126	138	145
Memphis (TN) Commercial Appeal	147	151	172	177	193
Naples (FL) Daily News	65	73	61	62	63
Redding (CA) Record-Searchlight	24	25	28	33	35
San Angelo (TX) Standard-Times	22	21	24	28	29
Treasure Coast (FL) News/Press/Tribune (2)	94	95	105	112	112
Ventura County (CA) Star	81	82	82	94	95
Wichita Falls (TX) Times Record News	25	26	28	30	33

Total Sunday Circulation	805	816	870	940	984

(1)	Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the twelve-month periods ended September 30.

(2)	Represents the combined Sunday circulation of The Stuart News, the Indian River Press Journal and The St. Lucie News Tribune.
Revenue sources
We generate varying levels of revenue from subscribers and advertisers on each of our four platforms.
Advertising
We believe that compelling news content and a diverse portfolio of product offerings are critical components to garnering the most profitable share of local advertising dollars in our markets.
Our range of products and audience reach gives us the ability to deliver the specific audiences desired by our advertisers. While many advertisers want the broad reach delivered by our daily newspaper, others want to target their message by demographic, geography, buying habits or consumer behavior. We develop advertising campaigns that combine products within our portfolio that best reach the advertiser’s targeted audience with the appropriate frequency.
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
Print advertising
Print advertising provided approximately 60% of newspaper segment operating revenues in 2011. Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising in niche publications, and direct mail. Advertisements, located throughout the newspaper, include local, classified and national advertising. Local advertising refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified advertising includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National advertising includes advertising purchased by businesses outside our local market. National advertisers typically procure advertising from numerous newspapers using advertising agency buying services. Preprinted inserts are stand-alone, multi-page circulars inserted into and distributed with the daily newspaper, niche publications and shared mail products.
Digital advertising
We sell advertising across all of our digital platforms. Digital advertising provided approximately 6% of our newspaper segment operating revenues in 2011. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user; and click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. We also utilize a variety of audience-extension programs to enhance the reach of our Web sites and garner a larger share of local ad dollars that are spent online.

Circulation (subscription fees)
Approximately 29% of our total revenue comes from subscribers who pay us to deliver a print product on a regular basis. Our print product may be delivered directly to subscribers (home delivery) or purchased from a retail store or vending machine (single copy). Home delivery copies account for more than 80% of our total daily circulation.
Daily and Sunday circulation has declined during the past five years, due in part to readers who consume more news and information online or on mobile devices. Some of the declines are due to a deliberate decision to eliminate distribution to outlying areas. More recently we have implemented marketing and pricing strategies intended to stabilize home delivery circulation.
Our product offerings may also be delivered on various digital platforms, including on-line, mobile and tablets. We are in the initial stage of implementing strategies to charge for content that is delivered on our digital platforms.
Expenses
Our newspaper business is characterized as having high fixed costs with much of our expense base dedicated to employees and production/distribution capabilities.
Employees — Employee costs accounted for approximately 49% of segment costs and expenses in 2011. Our workforce is comprised of non-union and union employees. See “Employees.” During the past three years, we have reduced our workforce from 4,100 employees to approximately 2,800.
Distribution — We primarily outsource the physical distribution of our products to independent contractors. Distribution costs are affected by the cost of fuel. We also coordinate the distribution of other publications such as the Wall Street Journal and Barron’s, in several of our local markets.
Newsprint — We consumed approximately 56,000 metric tons of newsprint in 2011. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and increased the likelihood of future price increases. We purchase newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe that our supply sources are sufficient.
Capital expenditures — During the past several years, our newspaper businesses have consumed a historically low level of capital for ongoing operations. We will continue to make necessary investments to maintain the physical operations and to ensure employee safety. We will focus additional capital on projects that expand our ability to deliver news and improve sales, which will likely include software development and technological capabilities that improve audience or revenue growth directly.
Restructuring to take advantage of scale
Our newspaper operations are organized functionally with divisional executives leading content, sales, finance, operations, information technology and human resources across the enterprise. We believe this reorganization enables us to take advantage of scale and consolidate functions that do not require a presence in our local markets. The primary areas of focus in each local market is on content, sales and distribution of our products.
We are also installing common advertising, circulation, sales and editorial systems in each of our newspapers, and are adopting standardized business processes in each market.
Syndication and Other
Syndication and other primarily include syndication of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features.

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
Employees
As of December 31, 2011, we had approximately 4,800 full-time equivalent employees, of whom approximately 1,800 were with television and 2,800 with newspapers. Various labor unions represent approximately 600 employees, 200 of which are in television and 400 are in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

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
The demand for advertising in our newspapers or on our television stations is sensitive to a number of factors, both nationally and locally, including the following:
•	The advertising and marketing spending by our customers can be subject to seasonal and cyclical variations and are likely to be adversely affected during economic downturns.

•	Television advertising revenues in even-numbered years benefit from political advertising.

•	The impact of advertiser consolidation and contraction in our local markets. The majority of the print and broadcast advertising is sold to local businesses in our markets. Continued consolidation and contraction of local advertisers could adversely impact our operating results.

•	The size and demographics of the audience reached by advertisers through our media businesses. Continued declines in our newspaper circulation could have an effect on the rate and volume of advertising, which are dependent on the size and demographics of the audience we provide to our advertisers. Television audiences have also fragmented in recent years as the broad distribution of cable and satellite television has greatly increased the options available to the viewing public. Continued fragmentation of television audiences could adversely impact the rates we obtain for advertising.

•	Our television stations have significant exposure to automotive advertising. In 2011, 21% and in 2010, 17% of our total advertising in our television segment was from the automotive category.
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
We are undergoing a significant restructuring in our Newspaper business. This transformation includes, among other things, alignment of our operating costs with secular declines in newspaper revenues, the standardization and centralization of systems and processes, the outsourcing of certain financial processes and the implementation of new software for our circulation, advertising and editorial systems. As a result, we are in a transformational period in which we have made, and will continue to make, changes that, if unsuccessful, could have a material adverse financial impact on our operations.
A significant portion of our operating cost for the newspaper segment is newsprint, so an increase in price or reduction in supplies may adversely affect our operating results.
Newsprint is a significant component of the operating cost of our newspaper operations, comprising 10% of newspaper costs in 2011. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future.

The loss of affiliation agreements could adversely affect our television stations’ operating results.
Ten of our stations have affiliations with the ABC television network and three have affiliations with the NBC television network. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming.
The non-renewal or termination of our network affiliation agreements, which expire in 2014 and 2015, would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in lower revenues.
Our television stations are subject to government regulations which, if revised, could adversely affect our operating results.
•	Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ over the air signals or (2) enter into retransmission consent negotiations for carriage. At present all of our stations have retransmission consent agreements with of cable operators and satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms than our competitors, our ability to compete effectively may be adversely affected.
•	If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired. Our television business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. We cannot assure that future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If the FCC fails to renew any of our licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue-generation potential.
•	The FCC and other government agencies are considering various proposals intended to promote consumer interests, including proposals to encourage locally-focused television programming, to restrict certain types of advertising to children, and to repurpose some of the broadcast spectrum. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect our operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.
Sustained increases in costs of employee health and welfare plans and funding requirements of our pension obligations may reduce the cash available for our business.
Employee compensation and benefits account for approximately 50% of our total operating expenses. In recent years, we have experienced significant increases in employee benefit costs. Various factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
The projected benefit obligations of our pension plans exceed plan assets by $79 million at December 31, 2011. Our pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We may be unable to effectively integrate any new business we acquired.
In December 2011, we acquired the television stations owned by McGraw-Hill Companies, Inc. Failure to successfully integrate operations with our television station operations or to meet our performance expectations could have an adverse impact on our operations.
We may make future acquisitions and could face integration challenges and acquired businesses could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected and impairment charges may result if acquired businesses significantly under-perform relative to our expectations.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	55	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999 to 2008) and Chief Operating Officer (2006 to 2008)

Timothy M. Wesolowski	54	Senior Vice President and Chief Financial Officer (since August 2011)

William Appleton	63	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)

Timothy E. Stautberg	49	Senior Vice President/Newspapers (since August 2011); Senior Vice President and Chief Financial Officer (July 2008 to August 2011)

Lisa A. Knutson	46	Senior Vice President/Chief Administrative Officer (since September 2011); Senior Vice President/Human Resources (2008 to 2011)

Brian G. Lawlor	45	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004 to 2008)

Douglas F. Lyons	55	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006 to 2008), Director Financial Reporting (1997 to 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2011, there were approximately 4,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market). We did not pay any cash dividends in 2011 or 2010.
The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th
2011
Market price of common stock:
High	$10.46	$9.99	$9.78	$8.94
Low	8.94	8.08	6.79	6.46
2010
Market price of common stock:
High	$9.70	$11.45	$8.43	$10.27
Low	6.22	7.43	6.81	7.72
There were no sales of unregistered equity securities during the quarter for which this report is filed.
The following table provides information about Company purchases of Class A Common Shares during the quarter ended December 31, 2011, and the remaining amount that may still be repurchased under the program:

				Maximum value
	Total	Weighted	Total market	that may yet be
	number of	average	value of	purchased under
	shares	price paid	shares	the plans or
Period	purchased	per share	purchased	programs

10/1/11 – 10/31/11	1,155,221	$7.02	$8,110,165	$27,556,508
11/1/11 – 11/30/11	305,457	$8.36	$2,553,775	$25,002,733
12/1/11 – 12/31/11	170,339	$8.14	$1,385,905	$23,616,828

Total	1,631,017	$7.39	$12,049,845

Our board of directors authorized the repurchase of up to $75 million of our Class A Common shares in 2010. We have repurchased a total of $51 million of shares under this authorization through December 31, 2011. An additional $24 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2012.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of January 1, 2007, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of SNI at July 1, 2008 is treated as a reinvestment of a special dividend pursuant to SEC rules.
The following graph compares the return on the Company’s Class A Common shares with that of the indices noted above for the period of July 1, 2008 (date of spin-off) through December 31, 2011. The graph assumes an investment of $100 in our Class A Common shares, the S&P 500 Index, and our peer group index on July 1, 2008 and that all dividends were reinvested.

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our current peer group are A.H. Belo, Belo Corporation, Gannett Company, Gray Television, Inc., Journal Communications, Inc., LIN TV Corporation, McClatchy Company, Media General, New York Times Company, and Sinclair Broadcast Group. The peer group index is weighted based on market capitalization. In 2011, we no longer included Lee Enterprise and Meredith Corporation in our peer group.

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
We have adopted a code of conduct that applies to all employees, officers and directors of Scripps. We also have a code of ethics for the CEO and Senior Financial Officers that meets the requirements of Item 406 of Regulation S-K and the NYSE listing standards. Copies of our codes of ethics are posted on our Web site at www.scripps.com.
Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

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
The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 7, 2012, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.
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

THE E. W. SCRIPPS COMPANY

Dated: March 7, 2012	By:	/s/ Richard A. Boehne Richard A. Boehne
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 7, 2012.

Signature	Title

/s/ Richard A. Boehne Richard A. Boehne	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy M. Wesolowski Timothy M. Wesolowski	Senior Vice President and Chief Financial Officer

/s/ Douglas F. Lyons Douglas F. Lyons	Vice President and Controller (Principal Accounting Officer)

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Chairwoman of the Board of Directors

/s/ John H. Burlingame John H. Burlingame	Director

/s/ John W. Hayden John W. Hayden	Director

/s/ Roger L. Ogden Roger L. Ogden	Director

/s/ Mary McCabe Peirce Mary McCabe Peirce	Director

/s/ J. Marvin Quin J. Marvin Quin	Director

/s/ Paul Scripps Paul Scripps	Director

/s/ Kim Williams Kim Williams	Director

The E. W. Scripps Company
Index to Consolidated Financial Statement Information

Selected Financial Data
Five-Year Financial Highlights
(in millions, except per share data)

	2011 (1)	2010 (1)	2009 (1)	2008 (1)	2007 (1)
Summary of Operations (5)
Operating revenues:
Television	$301	$321	$255	$327	$326
Newspapers	414	435	455	569	658
Syndication and other	14	21	22	26	21
Corporate and shared services	—	—	—	4	2

Total operating revenues	$729	$777	$732	$925	$1,007

Segment profit (loss):

Television	50	75	20	81	84
Newspapers	21	52	49	71	136
JOA and newspaper partnerships	—	—	—	(1)	3
Syndication and other	(1)	(3)	(1)	(2)	(4)
Corporate and shared services	(31)	(34)	(27)	(42)	(59)
Depreciation and amortization of intangibles	(40)	(45)	(44)	(47)	(44)
Impairment of goodwill, indefinite and long-lived assets (2)	(9)	—	(216)	(810)	—
Write-down of investment in newspaper partnership (3)	—	—	—	(21)	—
Gains (losses), net on disposals of property, plant and equipment	—	(1)	—	6	—
Interest expense	(2)	(4)	(3)	(11)	(36)
Acquisition costs	(3)	—	—	—	—
Separation and restructuring costs	(10)	(13)	(10)	(34)	—
Losses on repurchases of debt	—	—	—	(26)	—
Miscellaneous, net (4)	(1)	2	1	10	15
Benefit (provision) for income taxes	10	(1)	32	266	(33)

Income (loss) from continuing operations	$(16)	$29	$(199)	$(559)	$61

Per Share Data
Income (loss) from continuing operations	$(.27)	$.45	$(3.69)	$(10.33)	$1.11

Cash dividends	0.00	0.00	0.00	0.99	1.62

Market Value of Common Shares at December 31 (6)
Per share	$8.01	$10.15	$6.96	$2.21	$135.03
Total	435	592	381	119	7,336

Balance Sheet Data
Total assets	$971	$828	$786	$1,089	$4,005
Long-term debt (including current portion)	212	—	36	61	505
Equity	517	592	433	595	2,592

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
The statement of operations and cash flow data for the five years ended December 31, 2011, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.
Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with GAAP.
(1)	In 2011, we acquired McGraw-Hill Broadcasting, Inc.

(2)	2011 — A non-cash charge of $9 million was recorded to reduce the carrying value of long-lived assets at four of our newspapers.

2009 — A non-cash charge of $216 million was recorded to reduce the carrying value of our Television segment’s goodwill and indefinite-lived assets.

2008 — A non-cash charge of $810 million was recorded to reduce the carrying value of our Newspaper segment’s goodwill and, indefinite-lived intangible and long-lived assets in our Television segment.

(3)	2008 — A non-cash charge of $21 million was recorded to reduce the carrying value of our investment in our Colorado newspaper partnership.

(4)	2008 — Miscellaneous, net includes realized gains of $7.6 million from the sale of investments.

2007— Miscellaneous, net includes realized gains of $9.2 million from the sale of investments.

(5)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:
2010 — Closed the sale of United Feature Syndicate, Inc. character licensing business for $175 million in cash. We recorded a $162 million pre-tax gain which is included in discontinued operations.
2009 — Closed the Rocky Mountain News in 2009. Under the terms of an agreement with MNG, we transferred our interests in the Denver JOA to MNG in the third quarter of 2009. We recorded no gain or loss on the transfer of our interest in the Denver JOA to MNG.
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
Executive Overview
The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in television stations and newspaper publishing. The company’s portfolio of media properties includes: 19 television stations, including ten ABC-affiliated stations, three NBC affiliates, one independent station and five Azteca affiliates: daily and community newspapers in 13 markets and the Washington-based Scripps Media Center, home to the Scripps Howard News Service.
On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”), for $212 million in cash, plus a working capital adjustment estimated at $4.4 million. The acquisition was financed with a $212 million term bank loan. The acquisition included four ABC affiliated television stations as well as five Azteca affiliated stations.
In 2011, we repurchased $51 million of shares under the share repurchase program authorized by the board of directors in 2010.
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
Our efforts to restructure our newspaper operations continue. We have invested in technology to install common advertising, circulation and editorial systems in our newspapers. We are standardizing processes within our operating divisions and are centralizing our outsourcing processes that do not require a significant presence in the local market. Costs related to these efforts totaled $9.9 million for the year ended December 31, 2011. We expect the restructuring program and installation of common newspaper systems to continue through 2013.

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
Acquisitions — The accounting for a business combination requires assets acquired and liabilities assumed to be recorded at fair value. With the assistance of third party appraisals, we generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.
Long-Lived Assets — Long-Lived Assets (primarily property, plant and equipment and amortizable intangible assets) must be tested for impairment whenever events occur or circumstances change that indicate that the carrying value of an asset or asset group may not be recoverable. A long-lived asset group is determined not to be recoverable if the estimated future undiscounted cash flows of the asset group are less than the carrying value of the asset group. In the third quarter of 2011, we recorded a $9 million impairment charge for the long-lived assets of four of our newspaper properties.
Estimating undiscounted cash flows requires significant judgments and estimates. We will continue to monitor the estimated cash flows of our newspaper properties and may incur additional impairment charges if future cash flows are less than our current estimates.
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are newspapers and television. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill for the reporting unit is less than its carrying value.
To determine the fair value of our reporting units we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. They are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We must compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The carrying value of most of our intangible assets for FCC licenses equals fair value since they were recorded as part of the McGraw-Hill purchase accounting. Fair value is estimated using an income approach referred to as the “Greenfield Approach.” This method requires multiple assumptions relating to the future prospects of each individual FCC license, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. The fair value of the asset is sensitive to each of the assumptions and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $5 million.

Income Taxes — The accounting for uncertain tax positions and the application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.
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
Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees that began employment prior to June 30, 2008 (the majority of our defined benefit pension plans were frozen June 30, 2009), including a SERP, which covers certain executive employees. Pension expense for continuing operations for those plans was $8.0 million in 2011, $7.3 million in 2010 and $26.2 million in 2009.
The measurement of our pension obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles we record the effects of these modifications currently or amortize them over future periods. We consider the most critical of our pension estimates to be our discount rate and the expected long-term rate of return on plan assets.
The assumptions used in accounting for our defined benefit pension plans for 2011 and 2010 are the following:

	2011	2010

Discount rate for expense	5.85%	5.97%

Discount rate for obligations	5.29%	5.85%

Long-term rate of return on plan assets	5.70%	7.60%

Increase in compensation levels for expense and obligations	3.3%	0% for 2010 and 3.3% thereafter

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension obligations and pension expense.
For our defined benefit pension plans, as of December 31, 2011, a half percent increase or decrease in the discount rate would have the following effect:

	0.5%	0.5%
(in thousands)	Increase	Decrease

Effect on total pension expense in 2012	$(423)	$274

Effect on pension benefit obligation as of December 31, 2011	$(32,824)	$35,070
In 2010, we changed our target asset allocations to invest a greater percentage of plan assets in securities that better match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for a 15 year period. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the expected long-term rate of return on plan assets, to either 4.8% or 5.8%, would increase or decrease our 2012 pension expense by approximately $2.1 million.

We had cumulative unrecognized actuarial losses for our pension plans of $157 million at December 31, 2011. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2011, we had an actuarial loss of $31 million. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and their impact on our discount rate, as well as the overall unfavorable performance of the equity markets since 2000. Based on our current assumptions, we anticipate that 2012 pension expense will include $3.7 million in amortization of unrecognized actuarial losses.
Recently Adopted Standards and Issued Accounting Standards
Recently Adopted Accounting Standards — In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, which were effective for us on January 1, 2011, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this standard did not have a material impact on our financial condition or results of operations.
In September 2011, the FASB issued changes to the disclosure requirements with respect to multiemployer pension plans. These changes require additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional disclosures are effective for our year ending December 31, 2011. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation in 2011 of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
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
Consolidated Results of Operations — Consolidated results of operations were as follows:

(in thousands, except	For the years ended December 31,
per share data)	2011	Change	2010	Change	2009
Operating revenues	$728,660	(6.2)%	$776,890	6.1%	$732,398
Employee compensation and benefits	(351,898)	1.4%	(347,183)	(4.6)%	(363,837)
Programs and program licenses	(57,713)	(3.7)%	(59,949)	14.1%	(52,530)
Newsprint and press supplies	(51,230)	8.5%	(47,235)	(11.8)%	(53,544)
Other expenses	(229,525)	(1.1)%	(232,155)	4.7%	(221,733)
Acquisition costs	(2,787)		—		—
Separation and restructuring costs	(9,935)	(21.6)%	(12,678)	27.6%	(9,935)
Depreciation and amortization of intangibles	(40,069)	(10.7)%	(44,894)	1.2%	(44,360)
Impairment of goodwill, indefinite and long-lived assets	(9,000)		—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	124		(1,218)		444

Operating income (loss)	(23,373)		31,578		(229,510)
Interest expense	(1,640)		(3,666)		(2,554)
Miscellaneous, net	(675)		1,798		749

Income (loss) from continuing operations before income taxes	(25,688)		29,710		(231,315)
Benefit (provision) for income taxes	10,001		(840)		32,363

Income (loss) from continuing operations	(15,687)		28,870		(198,952)
Income (loss) from discontinued operations, net of tax	—		101,536		(10,695)

Net income (loss)	(15,687)		130,406		(209,647)
Net income (loss) attributable to noncontrolling interests	(150)		(103)		(42)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(15,537)		$130,509		$(209,605)

Continuing Operations
2011 compared with 2010
Operating results include certain items that affect the comparisons of 2011 to 2010. The most significant of these items are as follows:
•	Restructuring costs to standardize and centralize functions in our Newspaper divisions totaled $9.9 million in 2011 and $12.7 million in 2010.
•	Acquisition costs of $2.8 million were incurred in 2011 for the acquisition of McGraw-Hill.
•	Impairment charges to reduce the carrying value of long-lived assets at four of our newspapers were $9 million in 2011.
Operating revenues decreased due to continued weakness in newspaper print advertising and lower political spending at our television stations in a non-election year. Increased revenues from higher television retransmission rights and fees from our news and television service agreement with WFLX helped offset some of the reductions.
Employee compensation and benefits were up slightly in 2011 compared to 2010. The primary factors affecting employee compensation and benefits in 2011 are:
•	The restoration of employer matching contributions to our defined contribution plan in the third quarter of 2010,
•	Supplemental retirement plan contributions to employees nearing retirement age associated with freezing the accrual of benefits under our defined benefit pension plan in 2009 were instituted in the first quarter of 2011,
•	An increase in non-forfeitable contributions made in the first quarter of 2011 to employee health savings accounts due to greater enrollment in those plans,

•	A reduction in the number of employees in 2011 compared to 2010.
Expenses for programs and program licenses decreased in 2011 compared with 2010 primarily due to replacing Oprah at the end of the third quarter with lower-priced programming. This decrease was partially offset by increased expense for network affiliation fees we pay under new network affiliation agreements with ABC and NBC.

Newsprint and press supplies increased by $4.0 million compared with 2010, primarily due to higher newsprint costs. Newsprint costs in 2011 increased by $3.1 million as compared with 2010 due to a 9.4% increase in average newsprint prices while newsprint consumption was flat.
Other expenses decreased slightly in 2011 compared with 2010.
Interest expense in 2011 decreased compared with 2010 since we had no outstanding borrowings for the majority of 2011, until we incurred debt in connection with the December 30, 2011, acquisition of McGraw-Hill.
The effective income tax rate for continuing operations was 38.9% and 2.9% for 2011 and 2010, respectively. The primary difference between the effective rate of 38.9% for 2011 and the U.S. Federal statutory rate of 35% is the impact of the settlement of Internal Revenue Service (“IRS”) examinations, state taxes, the reversal of accruals of taxes and interest for uncertain tax positions and non-deductible expenses. The primary difference in the effective rate of 2.9% for 2010 and the U.S. Federal statutory rate is the impact of state taxes, the reversal of accruals of taxes and interest for uncertain tax positions and non-deductible expenses.
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
Employee compensation and benefit costs decreased by $13.6 million compared with 2009, excluding costs associated with freezing our defined benefit pension plans. We reduced the number of employees in our newspaper and television divisions by approximately 7% in 2010 compared with 2009. Late in the first quarter of 2009, we took actions to reduce employee pay and benefits, including suspending employer matching contributions to our defined contribution plan, suspending our annual incentive plan and temporary and permanent pay reductions. We reinstated an annual incentive plan in 2010 and reinstated matching contributions to our defined contribution plan in the second half of 2010.
Programs and program licenses increased in 2010 compared with 2009 primarily due to network affiliation fees we are required to pay to ABC.
Newsprint and press supplies decreased by $6.3 million compared with 2009, primarily due to decreased newsprint costs. Newsprint costs in 2010 declined by $4.5 million as compared with 2009 due to a 12% decrease in consumption and a 2% increase in average newsprint prices.
Other costs and expenses increased by $10.4 million in 2010 compared with 2009 mainly due to an increase in newspaper distribution costs and the restoration of marketing and promotional spending in most of our television markets. The increase in newspaper distribution costs was a result of the new circulation model which we discuss further in the newspaper section.
Interest expense in 2010 increased compared with 2009 since we no longer capitalized interest for the construction of our production facility in Naples.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2011	Change	2010	Change	2009

Segment operating revenues:

Television	$300,598	(6.4)%	$321,148	25.8%	$255,220
Newspapers	414,289	(4.8)%	434,988	(4.4)%	455,166
Syndication and other	13,773	(33.6)%	20,754	(5.7)%	22,012

Total operating revenues	$728,660	(6.2)%	$776,890	6.1%	$732,398

Segment profit (loss):
Television	$49,631	(33.7)%	$74,890		$20,168
Newspapers	21,455	(59.1)%	52,480	6.6%	49,249
JOA and newspaper partnerships	—		—		(211)
Syndication and other	(1,363)	(50.7)%	(2,767)		(1,352)

Corporate and shared services	(31,429)	(8.2)%	(34,235)	25.3%	(27,313)
Depreciation and amortization of intangibles	(40,069)		(44,894)		(44,360)
Impairment of goodwill, indefinite and long-lived assets	(9,000)		—		(216,413)
Gains (losses), net on disposal of property, plant and equipment	124		(1,218)		444
Interest expense	(1,640)		(3,666)		(2,554)
Acquisition costs	(2,787)		—		—
Separation and restructuring costs	(9,935)		(12,678)		(9,935)
Miscellaneous, net	(675)		1,798		962

Income (loss) from continuing operations before income taxes	$(25,688)		$29,710		$(231,315)

Certain items required to reconcile segment profitability to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments. Significant reconciling items attributable to each business segment are as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Depreciation and amortization:
Television	$16,897	$17,573	$18,172
Newspapers	21,843	26,260	24,860
Syndication and other	138	458	592
Corporate and shared services	1,191	603	736

Total	$40,069	$44,894	$44,360

\

Television —Television includes ten ABC-affiliated stations, three NBC-affiliated stations, five Azteca-affiliated stations and one independent station. Our television stations reach approximately 13% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
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
Operating results for television were as follows:

	For the years ended December 31,
(in thousands)	2011	Change	2010	Change	2009

Segment operating revenues:
Local	$177,931	9.2%	$162,929	7.4%	$151,665
National	84,425	(1.7)%	85,909	16.8%	73,575
Political	6,922		48,117		5,063
Digital	9,400	21.4%	7,744	39.8%	5,538
Retransmission	15,687	34.5%	11,660	45.4%	8,022
Network compensation	—		1,152		7,464
Other	6,233	71.4%	3,637	(6.6)%	3,893

Total operating revenues	300,598	(6.4)%	321,148	25.8%	255,220

Segment costs and expenses:
Employee compensation and benefits	128,455	4.6%	122,851	(1.5)%	124,755
Programs and program licenses	57,713	(3.7)%	59,949	14.1%	52,530
Other expenses	64,799	2.1%	63,458	9.9%	57,767

Total costs and expenses	250,967	1.9%	246,258	4.8%	235,052

Segment profit	$49,631		$74,890		$20,168

2011 compared with 2010
Revenues
Television time sales decreased due to lower political advertising in a non-election year. Excluding the impact of political advertising, revenues increased 7.6% to $294 million. The increase is primarily due to stronger local advertising, particularly in the auto and service categories.
Retransmission revenues increased year over year due to the renewal of certain agreements in 2011 at higher rates. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with two of our largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.
Under the renewal of the long-term network affiliation agreements with ABC and NBC, we no longer receive network compensation revenue.
Other revenues include revenue from our news production and television services arrangement with WFLX. Other revenues increased primarily due to our news production and television services agreement with WFLX starting in 2011.

Cost and expenses
Employee compensation and benefits increased in 2011 compared with 2010 primarily due to increased costs for our defined contribution retirement plans and other employee benefits. We restored the matching contribution to our defined contribution plan in July 2010 and in the first quarter of 2011 began making supplemental retirement plan contributions to employees nearing retirement age. The supplemental contributions are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009.
Expenses for programs and program licenses decreased in 2011 compared with 2010 primarily due to replacing Oprah at the end of the third quarter with lower-priced programming. This decrease was partially offset by increased expense for network affiliation fees we pay under new network affiliation agreements with ABC and NBC.
Other expenses in 2011 increased primarily due to increased promotional advertising spending.
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
Retransmission revenues increased year over year due to the renewal of certain agreements in 2010 at higher rates.
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
Operating results for our newspaper business were as follows:

	For the years ended December 31,
(in thousands)	2011	Change	2010	Change	2009

Segment operating revenues:
Local	$83,992	(5.4)%	$88,778	(8.8)%	$97,394
Classified	78,077	(8.1)%	84,993	(9.8)%	94,183
National	13,723	(27.8)%	19,017	(11.7)%	21,546
Preprint and other	72,824	(2.6)%	74,765	(5.7)%	79,243

Print advertising	248,616	(7.1)%	267,553	(8.5)%	292,366
Circulation	120,569	(0.6)%	121,283	4.7%	115,872
Digital	26,160	(8.2)%	28,492	(4.1)%	29,696
Other	18,944	7.3%	17,660	2.5%	17,232

Total operating revenues	414,289	(4.8)%	434,988	(4.4)%	455,166

Segment costs and expenses:
Employee compensation and benefits	193,505	2.1%	189,491	(9.8)%	210,124
Newsprint and press supplies	51,230	8.5%	47,235	(11.8)%	53,544
Distribution services	51,091	6.1%	48,166	16.6%	41,295
Other expenses	97,008	(0.6)%	97,616	(3.3)%	100,954

Total costs and expenses	392,834	2.7%	382,508	(5.8)%	405,917

Segment profit	$21,455	(59.1)%	$52,480	6.6%	$49,249

2011 compared with 2010
Revenues
The U.S. economic recession and secular changes in the demand for newspaper advertising affected operating revenue in 2011 and 2010, leading to lower advertising volumes and rate weakness in most of our local markets. Our employment and automotive classified advertising, which had shown signs of improvement in the first half of 2011, softened in the third and fourth quarter. Real estate classified advertising and national advertising remain particularly weak.
Digital revenues include advertising on our newspaper Web sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. In 2011 we began to report revenue from certain of our digital offerings net of the amounts paid to our partners. On an adjusted basis, assuming we had reported 2010 revenues net, digital revenues remained substantially unchanged for the year. Pure-play digital advertising increased 3.6% for the year on an adjusted basis.
Circulation revenue remained substantially unchanged, as higher circulation rates have offset declines in circulation net paid levels.
Preprint and other revenues declined in 2011 due to reductions in the number of inserts from large national retailers. Preprint and other products include preprints distributed in the daily newspaper, niche publications and direct mail.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.
Costs and expenses
Employee compensation and benefits increased in 2011 primarily due to increased costs for our defined contribution retirement plans and other increased employee benefits. We restored the matching contribution to our defined contribution plan in July 2010 and in the first quarter of 2011 began making supplemental retirement plan contributions to employees nearing retirement age. The supplemental contributions are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009. There was a reduction in the number of employees in 2011 compared to 2010.

Newsprint and press supplies increased $4.0 million in 2011 primarily due to higher newsprint prices. Average newsprint prices increased 9.4% while newsprint consumption was flat.
Distribution services increased primarily due to transition of distribution processes from internal personnel, expense for which are classified as employee compensation and benefits, to external vendors, expense for which are classified as distribution services.
Other expenses were substantially unchanged in 2011 compared with 2010.
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
The decline in preprint and other revenues in 2010 is due to the overall economic conditions and reductions in the number of inserts by certain large national retailers. Preprint and other products include preprints distributed in the daily newspaper, niche publications and direct mail.
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
Newsprint and press supplies decreased by $6.3 million in 2010 primarily due to a $4.5 million decrease in newsprint cost. The decrease in newsprint costs was due to a 12% decline in consumption and a 2% increase in newsprint prices.
Distribution service costs increased in 2010 primarily as a result of the change in the business model we operate with our distributors in certain markets.
Other costs and expenses decreased in 2010 due to lower bad debt expenses as well as cost controls resulting in reductions in other expense categories.

Discontinued Operations — Discontinued operations include United Media Licensing and Rocky Mountain News (See Note 4 to the Consolidated Financial Statements). The results of businesses held for sale or that have ceased operations are presented as discontinued operations.
Operating results for our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Operating revenues:
United Media Licensing	$—	$27,979	$69,962
Rocky Mountain News	—	—	50

Total operating revenues	$—	$27,979	$70,012

Income (loss) from discontinued operations:
Gain on sale of United Media Licensing, before tax	$—	$161,910	$—
Income (loss) from discontinued operations, before tax:
United Media Licensing	—	3,694	12,088
Rocky Mountain News	—	2,719	(23,372)
Income tax (expense) benefit	—	(66,787)	589

Income (loss) from discontinued operations	$—	$101,536	$(10,695)

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.
In 2011, our cash flow from continuing operating activities decreased $44 million compared with 2010. The impact of changes in working capital impacted cash flow from operating activities by $42 million in 2011. The primary drivers of the change in working capital included the timing of network affiliation fees and tax payments. In 2011, we paid approximately $4.7 million of network affiliation fees for 2010 upon signing a definitive agreement with ABC. Tax benefits of $24.5 million associated with 2011 losses are not available to us until we file our 2011 tax return. In 2011, we received $12.4 million of tax refunds for prior years which were off-set by $8 million in tax payments for the 2010 tax year. Cash flow from operating activities in 2010 includes $6 million in payments from SNI for the final settlement of taxes for periods prior to the spin-off and $2 million of refunds of Federal income taxes paid in 2008. In addition, in 2010, we made $70 million in contributions to our defined benefit pension plans.
Our investing cash flows in 2011 included $216 million for the acquisition of McGraw-Hill and $9 million for other investments. Capital expenditures in 2011 were $12 million, down from $18 million in the prior year. Our restricted cash increased by $7.5 million during 2011.
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In 2010, we made $70 million in contributions to our defined benefit plans, of which $65 million was voluntary. We expect to contribute $2.4 million in 2012 to our defined benefit pension plans.
At December 31, 2011, we had no borrowings under our $100 million revolving credit facility and had cash and cash equivalents of $128 million.
On December 9, 2011, we entered into a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement was entered into to finance the acquisition of McGraw-Hill and to provide liquidity for ongoing operations. The Financing Agreement has a five-year term and includes a $212 million term loan and a $100 million revolving credit facility. Our previous revolving credit facility was terminated on the funding of the new Financing Agreement on December 30, 2011. There were no borrowings under the previous revolving credit agreement in 2011.
Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. We have repurchased a total of $51 million of shares under this authorization through December 31, 2011. An additional $24 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2012.

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
We may use derivative financial instruments to manage exposure to newsprint prices and interest rate fluctuations. In October 2008, we entered into a 2-year $30 million notional interest rate swap that expired in October 2010. Under this agreement we received payments based on 3-month LIBOR rate and made payments based on a fixed rate of 3.2%. We held no newsprint derivative financial instruments at December 31, 2011.
We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.
As of December 31, 2011 and 2010, we had outstanding letters of credit totaling $1.1 million and $10.4 million, respectively.
Contractual Obligations
A summary of our contractual cash commitments, as of December 31, 2011, is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$15,900	$42,400	$153,700	$—	$212,000
Interest on note	8,774	15,269	10,996	—	35,039
Programming:
Available for broadcast	852	2,189	561	—	3,602
Not yet available for broadcast	53,208	70,753	3,909	—	127,870
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	2,550	7,487	4,681	1,370	16,088
Employment and talent contracts	25,665	19,929	1,260	167	47,021
Operating leases:
Noncancelable	4,341	6,262	3,476	1,946	16,025
Cancelable	1,114	1,380	297	72	2,863
Pension obligations:
Minimum pension funding	2,313	44,543	32,199	39	79,094
Other commitments:
Noncancelable purchase and service commitments	7,019	10,256	1,410	48	18,733
Capital expenditures	120	—	—	—	120
Other purchase and service commitments	33,620	26,022	2,309	31	61,982

Total contractual cash obligations	$155,476	$246,490	$214,798	$3,673	$620,437

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
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERP. Payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2017-2021. While benefit payments under these plans are expected to continue beyond 2021, we believe it is not practicable to estimate payments beyond this period.
Income Tax Obligations — The Contractual Obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2011, our reserves for income taxes totaled $16.7 million, which is reflected as a long-term liability in our consolidated balance sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.
We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2011. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.
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
We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at December 31, 2011.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2011			As of December 31, 2010
(in thousands,	Cost	Fair		Cost	Fair
except share data)	Basis	Value		Basis	Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—		$—	$—
Term loan	212,000	212,000		—	—

Total long-term debt including current portion	$212,000	$212,000		$—	$—

Financial instruments subject to market value risk:
Investments held at cost	$15,299	(a	)	$10,366	(a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.
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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.
We acquired McGraw-Hill Broadcasting, Inc. on December 30, 2011. This business has total assets of approximately $221 million, subject to final asset valuation or 23% of our total assets. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2011.
The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2011. This report appears on page F-21.
Date: March 7, 2012
BY:

/s/ Richard A. Boehne Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy M. Wesolowski Timothy M. Wesolowski
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders,
The E.W. Scripps Company
We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at McGraw-Hill Broadcasting, Inc., which was acquired on December 30, 2011 and whose financial statements include total assets of approximately $221 million, subject to final asset valuation, or 23% of total assets of the consolidated financial statement amounts as of December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at McGraw-Hill Broadcasting, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders,
The E.W. Scripps Company
We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the accompanying consolidated financial statements, the Company has changed its method of presenting comprehensive income (loss) in 2011, due to the adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 7, 2012

Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$127,889	$204,924
Restricted cash	10,010	2,500
Accounts and notes receivable (less allowances - 2011, $1,885; 2010, $2,789)	135,537	115,568
Inventory	6,783	7,859
Deferred income taxes	7,228	8,914
Income taxes receivable	29,785	14,596
Miscellaneous	8,178	8,218

Total current assets	325,410	362,579

Investments	23,214	10,652
Property, plant and equipment	387,972	389,650
Goodwill	28,591	—
Other intangible assets	151,858	23,107
Deferred income taxes	32,705	30,844
Miscellaneous	20,778	10,710

Total Assets	$970,528	$827,542

Liabilities and Equity
Current liabilities:
Accounts payable	$17,697	$34,091
Customer deposits and unearned revenue	26,373	26,072
Current portion of long-term debt	15,900	—
Accrued liabilities:
Employee compensation and benefits	35,245	36,981
Income taxes payable	—	7,310
Miscellaneous	21,566	25,528
Other current liabilities	8,267	8,502

Total current liabilities	125,048	138,484

Long-term debt (less current portion)	196,100	—

Other liabilities (less current portion)	132,379	97,526
Commitments and contingencies (Note 18)	—	—

Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2011 - 42,353,882 shares; 2010 - 46,403,887 shares	424	464
Voting — authorized: 60,000,000 shares; issued and outstanding: 2011 - 11,932,735 shares; 2010 - 11,932,735 shares	119	119

Total	543	583
Additional paid-in capital	515,421	558,225
Retained earnings	96,105	111,641
Accumulated other comprehensive loss, net of income taxes:
Pension liability adjustments	(97,548)	(81,547)

Total The E.W. Scripps Company shareholders’ equity	514,521	588,902
Noncontrolling interest	2,480	2,630

Total equity	517,001	591,532

Total Liabilities and Equity	$970,528	$827,542

See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009

Operating Revenues:
Advertising	$550,305	$601,411	$565,708
Circulation	120,569	121,283	115,873
Other	57,786	54,196	50,817

Total operating revenues	728,660	776,890	732,398

Costs and Expenses:
Employee compensation and benefits	351,898	347,183	363,837
Programs and program licenses	57,713	59,949	52,530
Newsprint and press supplies	51,230	47,235	53,544
Other expenses	229,525	232,155	221,733
Acquisition costs	2,787	—	—
Separation and restructuring costs	9,935	12,678	9,935

Total costs and expenses	703,088	699,200	701,579

Depreciation, Amortization, and (Gains) Losses:
Depreciation	38,822	43,517	42,530
Amortization of intangible assets	1,247	1,377	1,830
Impairment of goodwill, indefinite and long-lived assets	9,000	—	216,413
(Gains) losses, net on disposal of property, plant and equipment	(124)	1,218	(444)

Net depreciation, amortization, and (gains) losses	48,945	46,112	260,329

Operating income (loss)	(23,373)	31,578	(229,510)
Interest expense	(1,640)	(3,666)	(2,554)
Miscellaneous, net	(675)	1,798	749

Income (loss) from continuing operations before income taxes	(25,688)	29,710	(231,315)
Provision (benefit) for income taxes	(10,001)	840	(32,363)

Income (loss) from continuing operations, net of tax	(15,687)	28,870	(198,952)
Income (loss) from discontinued operations, net of tax	—	101,536	(10,695)

Net income (loss)	(15,687)	130,406	(209,647)
Net loss attributable to noncontrolling interests	(150)	(103)	(42)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(15,537)	$130,509	$(209,605)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.27)	$.45	$(3.69)
Income (loss) from discontinued operations	—	1.59	(.20)

Net income (loss) per basic share of common stock	$(.27)	$2.04	$(3.89)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.27)	$.45	$(3.69)
Income (loss) from discontinued operations	—	1.58	(.20)

Net income (loss) per diluted share of common stock	$(.27)	$2.03	$(3.89)

Weighted average shares outstanding:
Basic	57,217	56,857	53,902
Diluted	57,217	56,998	53,902
Net income (loss) per share amounts may not foot since each is calculated independently.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the years ended December 31,
	2011	2010	2009

Net income (loss)	$(15,687)	$130,406	$(209,647)
Changes in defined pension plans, net of tax of $9,961; $6,092 and $23,942	(16,733)	10,214	39,633
Equity in investee’s adjustment for pensions, net of tax of $743	—	—	1,324
Other	732	331	(297)

Total comprehensive income (loss)	(31,688)	140,951	(168,987)
Less comprehensive loss attributable to noncontrolling interest	(150)	(103)	(42)

Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(31,538)	$141,054	$(168,945)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(15,687)	$130,406	$(209,647)
Loss (income) from discontinued operations	—	(101,536)	10,695

Income (loss) from continuing operations	(15,687)	28,870	(198,952)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	40,069	44,894	44,360
Impairment of goodwill, indefinite and long-lived assets	9,000	—	216,413
(Gains)/losses on sale of property, plant and equipment	(124)	1,218	(444)
(Gain)/loss on sale of investments	—	(2,275)	(752)
Deferred income taxes	9,786	25,822	45,271
Excess tax benefits of share-based compensation plans	(5,814)	(9,559)	(372)
Stock and deferred compensation plans	7,197	8,892	7,131
Pension expense, net of payments	4,840	(62,774)	1,253
Other changes in certain working capital accounts, net	(41,779)	32,388	(31,530)
Miscellaneous, net	7,299	(8,196)	4,802

Net cash provided by continuing operating activities	14,787	59,280	87,180
Net cash (used in) provided by discontinued operating activities	—	6,691	(8,522)

Net operating activities	14,787	65,971	78,658

Cash Flows from Investing Activities:
Purchase of McGraw-Hill Broadcasting	(216,143)	—	—
Proceeds from sale of property, plant and equipment	1,738	766	101
Additions to property, plant and equipment	(12,183)	(18,241)	(39,453)
Changes in restricted cash	(7,510)	—	—
Purchase of intangibles	—	(850)	—
Decrease in short-term investments	—	12,180	8,950
Proceeds from sale of long-term investments	2,650	—	472
Purchase of investments	(9,045)	(1,673)	(3,366)

Net cash used in continuing investing activities	(240,493)	(7,818)	(33,296)
Net cash (used in) provided by discontinued investing activities	—	162,895	(297)

Net investing activities	(240,493)	155,077	(33,593)

Cash Flows from Financing Activities:
Increases in long-term debt	212,000	—	—
Payments on long-term debt	—	(34,900)	(25,250)
Payments of financing costs	(8,871)	(330)	(3,062)
Dividends paid to noncontrolling interests	—	(623)	—
Repurchase of Class A Common shares	(51,383)	—	—
Proceeds from employee stock options	2,514	8,394	2,876
Tax payments related to shares withheld for vested stock and RSUs	(9,596)	(12,071)	—
Excess tax benefits from stock compensation plans	5,814	9,559	372
Miscellaneous, net	(1,807)	937	(10,972)

Net cash (used in) provided by continuing financing activities	148,671	(29,034)	(36,036)

Change in cash — discontinued operations	—	5,229	(5,217)

Increase (decrease) in cash and cash equivalents	(77,035)	197,243	3,812
Cash and cash equivalents:
Beginning of year	204,924	7,681	3,869

End of year	$127,889	$204,924	$7,681

See notes to consolidated financial statements.

Consolidated Statements of Equity
(in thousands, except share data)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
As of December 31, 2008	$538	$523,859	$200,827	$(133,655)	$3,398	$594,967
Net income (loss)			(209,605)		(42)	(209,647)
Spin-off of SNI			(2,168)	1,536		(632)
Changes in defined pension plans				39,633		39,633
Equity in investee’s adjustments for pension				1,324		1,324
Currency translation adjustment				(48)		(48)
Compensation plans: 857,953 net shares issued	8	12,548				12,556
Excess tax expense of compensation plans		(4,653)				(4,653)
Other				(249)		(249)

As of December 31, 2009	546	531,754	(10,946)	(91,459)	3,356	433,251
Net income (loss)			130,509		(103)	130,406
Spin-off of SNI			(7,927)			(7,927)
Dividends paid to noncontrolling interests					(623)	(623)
Changes in defined pension plans				10,214		10,214
Currency translation adjustment				(590)		(590)
Compensation plans: 3,661,797 net shares issued	37	7,472	5			7,514
Excess tax benefits of compensation plans		18,999				18,999
Other				288		288

As of December 31, 2010	583	558,225	111,641	(81,547)	2,630	591,532
Net income (loss)			(15,537)		(150)	(15,687)
Changes in defined pension plans				(16,733)		(16,733)
Repurchase 6,216,610 Class A Common Shares	(62)	(51,321)				(51,383)
Compensation plans:2,166,605 net shares issued	22	1,571	1			1,594
Excess tax benefits of compensation plans		6,946				6,946
Other				732		732

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
As used in the Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.
Nature of Operations — We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via various digital platforms, including the internet, mobile devices and tablets. Our media businesses are organized into the following reportable business segments: Television, Newspapers, JOAs and newspaper partnerships, and Syndication and other.
Basis of Presentation — Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.
Concentration Risks — We have geographically dispersed operations and a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have material effect on our financial position, results of operations or cash flows.
We derive approximately 76% of our operating revenues from marketing services, including advertising. Changes in the demand for such services both nationally and in individual markets can affect operating results.
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
Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets, goodwill and indefinite lived assets; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; and self-insured risks.
While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.
Consolidation — The consolidated financial statements include the accounts of The E. W. Scripps Company and its majority-owned subsidiary companies. Investments in 20%-to-50%-owned companies where we exert significant influence and all 50%-or-less-owned partnerships and Limited Liability Companies are accounted for using the equity method. We do not hold any interests in variable interest entities. All significant intercompany transactions have been eliminated.
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
Advertising. Print and broadcast advertising revenue is recognized, net of agency commissions, when we display the advertisements. Digital advertising includes time-based, impression-based, and click-through based campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognized digital advertising that is based upon the number of impressions delivered or the number of click-throughs is recognized as impressions are delivered or click-throughs occur.
Advertising contracts, which generally have a term of one year or less, may provide rebates, discounts and bonus advertisements based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. We record estimated rebates, discounts and bonus advertisements as a reduction of revenue in the period the advertisement is displayed.

Broadcast advertising contracts may guarantee the advertiser a minimum audience. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. If we determine we have not delivered the guaranteed audience, we record an accrual for “make-good” advertisements as a reduction of revenue. We adjust the accrual throughout the term of the advertising contracts.
Newspaper Subscriptions. We recognized newspaper subscription revenue upon the publication date of the newspaper. We defer revenues from prepaid newspaper subscriptions and recognize circulation revenue on a pro-rata basis over the term of the subscription.
We base circulation revenue for newspapers sold directly to subscribers on the retail rate. We base circulation revenue for newspapers sold to independent newspaper distributors, which are subject to returns, upon the wholesale rate. We estimated returns based on historical return rates and adjust our estimates based on the actual returns.
Other Revenues. We also derive revenues from cable and satellite retransmission of our broadcast signal and from printing/distribution other publications. We recognize retransmission revenues based on the terms and rates. We recognized printing revenues and third-party distribution revenue when the product is delivered in accordance with the customer’s instructions.
Cash Equivalents and Short-term Investments — Cash-equivalents represent highly liquid investments with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Short-term investments are carried at cost plus accrued income, which approximates fair value.
Inventories — Inventories are stated at the lower of cost or market. We determine the cost of inventories using the first in, first out (“FIFO”) method.
Trade Receivables — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. We base allowances for credit losses upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.
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
We record investments in private companies not accounted for under the equity method at cost, net of impairment write-downs, because no readily determinable market price is available. We classify all other securities, except those accounted for under the equity method, as available for sale and carry those securities at fair value. We determine fair value using quoted market prices. We record the difference between cost basis and fair value, net of related tax effects, in the accumulated other comprehensive income (loss) component of equity.
We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. We reduce the cost basis when a decline in fair value below cost is determined to be other than temporary, with the resulting adjustment charged against earnings.

Property, Plant and Equipment — Property, plant and equipment, which includes internal use software and digital site development cost, is carried at cost less depreciation. We expense costs incurred in the preliminary project stage to develop or acquire internal use software or digital sites as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, we capitalize costs to acquire or develop internal use software or digital sites, which primarily include coding, designing system interfaces, and installation and testing, if it is probable the project will be completed and the software will be used for its intended function. We expense costs incurred after implementation, such as maintenance and training.
We compute depreciation using the straight-line method over estimated useful lives as follows:

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
Our network affiliation agreements require the payment of affiliation fees to the network. Network affiliation fees include both pre-determined fixed fees and variable payments based on other factors. We expense fixed fee payments on a straight-line basis over the term of the affiliation agreement. We expense variable fees as incurred.
Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. We record licensed program assets and liabilities when the programs become available for broadcast. We do not discount program licenses for imputed interest. We amortize program licenses based upon expected cash flows over the term of the license agreement.
We review the net realizable value of programs and program licenses for impairment using a day-part methodology, whereby programs broadcast during a particular time period (such as prime time) are evaluated on an aggregate basis.
We classify the portion of the unamortized balance expected to be amortized within one year as a current asset.
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
We do not amortize Goodwill and Other indefinite-lived intangible assets, but we review them for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.
We review Goodwill for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are newspapers and television.
Amortizable Intangible Assets — Television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. We amortize these network affiliation relationships on a straight-line basis over estimated useful lives of 20 to 25 years.
We amortize customer lists and other intangible assets in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets — We review long-lived assets (primarily property, plant and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets, to fair value. We determine fair value based on discounted cash flows or appraisals. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $20.7 million and $22.1 million at December 31, 2011 and 2010, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
Income Taxes — We recognize deferred income taxes for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. We establish a valuation allowance if we believe that it is more likely than not that we will not realize some or all of the deferred tax assets.
We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or that we expect to take in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in Other Liabilities.
Newsprint and Press Supplies — Newsprint and press supplies costs include costs incurred to print and produce our newspapers and other publications to readers. We expense these costs as incurred.
Risk Management Contracts — We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use derivative financial instruments to limit the impact of newsprint and interest rate fluctuations on our earnings and cash flows.
Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 19. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We recognize compensation cost based on the grant-date fair value of the award. We determine the fair value of awards that grant the employee the underlying shares by the fair value of a Class A Common share on the date of the award.
Certain awards of Class A Common shares or RSUs have performance conditions under which the number of shares granted is determined by the extent to which such performance conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.
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
Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and RSUs, are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS for common stock. We do not allocate losses to the participating securities.

The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Numerator (for basic earnings per share)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(15,537)	$130,509	$(209,605)
Less income allocated to unvested restricted stock and RSUs	—	(14,604)	—

Numerator for basic and diluted earnings per share	$(15,537)	$115,905	$(209,605)

Denominator

Basic weighted-average shares outstanding	57,217	56,857	53,902
Effective of dilutive securities:
Stock options held by employees and directors	—	141	—

Diluted weighted-average shares outstanding	57,217	56,998	53,902

Anti-dilutive securities(1)	14,077	8,825	21,033

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2010, in the determination of dilutive securities, the inclusion of RSUs and restricted stock as participating securities is more dilutive, and therefore, the dilutive EPS calculation excludes them. For 2011 and 2009, we incurred a net loss and the inclusion of unvested restricted stock, RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.
2. Recently Adopted Standards and Issued Accounting Standards
Recently Adopted Accounting Standards — In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, which were effective for us on January 1, 2011, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this standard did not have a material impact on our financial condition or results of operations.
In September 2011, the FASB issued changes to the disclosure requirements with respect to multiemployer pension plans. These changes require additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional disclosures are effective for our year ending December 31, 2011. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
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

3. Acquisitions
On October 3, 2011, we reached a definitive agreement to acquire McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) for $212 million in cash, plus a working capital adjustment estimated at $4.4 million. On December 30, 2011, we closed our acquisition of McGraw-Hill. We financed the transaction pursuant to a credit agreement entered into December 9, 2011. The businesses acquired include four ABC affiliated television stations and five Azteca affiliated stations. Since the closing date was December 30, 2011, revenue and expenses for 2011 are not significant.
Pending the finalization of third-party valuation and other items, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

(in thousands)	2011

Assets:
Accounts receivable	$19,485
Other current assets	816
Investments	4,558
Property, plant and equipment	37,837
Intangible assets	130,100
Goodwill	28,591

Total assets acquired	221,387
Current liabilities	5,244

Net purchase price	$216,143

Of the $130 million allocated to intangible assets, $44 million was for FCC licenses, which we have determined to have an indefinite life and therefore will not be amortized. Of the remaining balance $74 million was allocated to television network affiliation relationships with an estimated amortization period of 20 of 25 years. The remaining balance was allocated to advertiser relationships with an estimated amortization period of 7 to 10 years.
The goodwill of $29 million arising from the transaction consists largely of the synergies and economies of scale expected from the acquisition. We allocated all of the goodwill to our television segment. We will treat the transaction as a purchase of assets for income tax purposes, resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.
Pro forma results of operations, assuming the transaction had taken place at the beginning of 2010 is included in the following table. The pro forma information includes the historical results of operations of Scripps and McGraw-Hill and adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes the pre-acquisition transaction related expenses incurred by the acquired companies. The pro forma information does not include efficiencies, costs reductions and synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2011	2010

Operating revenues	$822,516	$873,590
Income (loss) from contributing operations attributable to the shareholders of The E.W. Scripps Company	(24,310)	22,407

Income (loss) per share from continuing operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.42)	$0.35
Diluted	$(0.42)	$0.35

4. Discontinued Operations
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
Operating results of our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Operating revenues:
United Media Licensing	$—	$27,979	$69,962
Rocky Mountain News	—	—	50

Total operating revenues	$—	$27,979	$70,012

Income (loss) from discontinued operations:
Gain on sale of United Media Licensing, before tax	$—	$161,910	$—
Income (loss) from discontinued operations, before tax:
United Media Licensing	—	3,694	12,088
Rocky Mountain News	—	2,719	(23,372)
Income tax (expense) benefit	—	(66,787)	589

Income (loss) from discontinued operations	$—	$101,536	$(10,695)

5. Asset Write-Downs and Other Charges and Credits
Income (loss) from continuing operations was affected by the following:
2011 — Restructuring costs at our newspaper operations totaled $9.9 million. Restructuring costs primarily include costs associated with a reduction-in-force and efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division.
We incurred $2.8 million of deal-related cost for the acquisition of McGraw-Hill Broadcasting.
In the third quarter we recorded a $9 million, non-cash charge to reduce the carrying value of long-lived assets at four of our newspapers.
2010 — Restructuring costs at our television and newspaper operations totaled $12.7 million.
2009 — Separation costs and costs to restructure our operations were $9.9 million.
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
The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Current:
Federal	$(27,918)	$(27,710)	$(74,053)
State and local	1,185	(11,033)	4,774

Total	(26,733)	(38,743)	(69,279)
Tax benefits of compensation plans allocated to additional paid-in capital	6,946	13,992	(4,653)

Total current income tax provision	(19,787)	(24,751)	(73,932)

Deferred:
Federal	16,637	28,270	68,096
Other	3,110	3,414	(2,585)

Total	19,747	31,684	65,511
Deferred tax allocated to other comprehensive income	(9,961)	(6,093)	(23,942)

Total deferred income tax provision	9,786	25,591	41,569

Provision (benefit) for income taxes	$(10,001)	$840	$(32,363)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	(1.8)	7.3	2.0
Permanent item — Goodwill Impairment	—	—	(22.4)
Reserve for uncertain tax positions	(1.9)	(48.9)	(2.4)
Miscellaneous	7.6	9.5	1.8

Effective income tax rate	38.9%	2.9%	14.0%

We believe adequate provision has been made for all open tax years.
The approximate effect of the temporary differences giving rise to deferred income tax (liabilities) assets were as follows:

	As of December 31,
(in thousands)	2011	2010
Temporary differences:
Property, plant and equipment	$(51,174)	$(54,410)
Goodwill and other intangible assets	15,384	31,791
Investments, primarily gains and losses not yet recognized for tax purposes	1,555	1,539
Accrued expenses not deductible until paid	13,357	13,187
Deferred compensation and retiree benefits not deductible until paid	52,398	41,672
Other temporary differences, net	1,463	339

Total temporary differences	32,983	34,118
State net operating loss carryforwards	8,520	6,554
Valuation allowance for state deferred tax assets	(1,570)	(914)

Net deferred tax asset	$39,933	$39,758

Total state operating loss carryforwards were $241 million at December 31, 2011. Our state tax loss carryforwards expire through 2028. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets totaled $39.9 million at December 31, 2011. Almost all of our deferred tax assets reverse in 2012 and 2013. We can use any tax losses resulting from the deferred tax assets reversing in 2012 to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Gross unrecognized tax benefits at beginning of year	$20,010	$27,910	$22,710
Increases in tax positions for prior years	1,500	400	7,100
Decreases in tax positions for prior years	(270)	(15,900)	(2,100)
Increases in tax positions for current year	—	8,400	1,400
Settlements	—	(800)	(1,200)

Gross unrecognized tax benefits at end of year	$21,240	$20,010	$27,910

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14 million at December 31, 2011. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2011 and 2010, we had accrued interest related to unrecognized tax benefits of $2.4 million and $2.6 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions.
During 2011, we settled the examinations of our 2005 to 2009 Federal income tax returns with the Internal Revenue Service. Our tax benefit was increased $1 million due to the realization of previously unrecognized tax benefits.
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
7. Joint Operating Agreements and Partnerships
In connection with the February 2009 closure of the Rocky Mountain News, we transferred our 50% interest in Prairie Mountain Publishing -(“PMP”), a newspaper partnership with a subsidiary of MNG that operated certain of both companies’ other newspapers in Colorado, to MNG. Under the terms of the agreement we received a $5 million secured promissory note from MNG, which we have recorded at $4.4 million, the carrying value of the assets we gave up. We recorded no gain or loss on the transfer of our interest.
8. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2011	2010

Investments held at cost	$15,299	$10,366
Equity method investments	7,915	286

Total investments	$23,214	$10,652

Our investments do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2011 and 2010. There can be no assurance we would realize the carrying values of these securities upon their sale.
9. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2011	2010
Land and improvements	$74,482	$72,732
Buildings and improvements	223,291	220,102
Equipment	486,667	510,169
Computer software	34,563	40,372

Total	819,003	843,375
Accumulated depreciation	431,031	453,725

Net property, plant and equipment	$387,972	$389,650

In 2011, we recorded a $9 million non-cash charge to reduce the carrying value of long-lived assets at four of our newspapers. Our estimates of cumulative undiscounted future cash flows at these properties were not sufficient to recover the $36 million carrying value of the assets and we wrote them down to their estimated fair value of $27 million. The measurement of the fair value is a nonrecurring level 3 measurement (significant unobservable inputs) in the fair value hierarchy. In determining fair value, we utilized a market approach which employs available recent transactions for similar assets or prior transactions adjusted for changes in the market for those assets.

Estimating undiscounted cash flows requires significant judgments and estimates. We will continue to monitor the estimated cash flows of our newspapers properties and may incur additional impairment charges if future cash flows are less than our current estimates.
10. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2011	2010

Goodwill	$28,591	$—

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$5,641
Customer lists and advertiser relationships	23,164	12,469
Other	3,765	6,942

Total carrying amount	105,773	25,052

Accumulated amortization:
Television network affiliation relationships	$(1,796)	$(1,925)
Customer lists and advertiser relationships	(8,287)	(8,657)
Other	(1,647)	(4,558)

Total accumulated amortization	(11,730)	(15,140)

Net amortizable intangible assets	94,043	9,912
Other indefinite-lived intangible assets — FCC licenses	57,815	13,195

Total goodwill and other intangible assets	$180,449	$23,107

Activity related to goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total

Goodwill:
Gross balance as of December 31, 2008	$215,414	$778,900	$994,314
Accumulated impairment losses	—	(778,900)	(778,900)

Net balance at December 31, 2008	215,414	—	215,414
Impairment	(215,414)	—	(215,414)

Balance as of December 31, 2009	—	—	—

Gross balance as of December 31, 2009 and 2010	215,414	778,900	994,314
Accumulated impairment losses	(215,414)	(778,900)	(994,314)

Net balance at December 31, 2009 and 2010	—	—	—
Acquisitions	28,591	—	28,591

Balance at December 31, 2011	28,591	—	28,591

Gross balance as of December 31, 2011	244,005	778,900	1,022,905
Accumulated impairment losses	(215,414)	(778,900)	(994,314)

Net balance at December 31, 2011	$28,591	$—	$28,591

Due primarily to increases in the cost of capital for local media businesses and declines in our stock price and that of other publicly traded television companies during the first quarter of 2009, we determined that indications of impairment existed for our Television goodwill as of March 31, 2009. We concluded the fair value of our television reporting unit did not exceed the carrying value of our television net assets and we recorded a $215 million, non-cash charge to reduce the carrying value of goodwill to zero. We also recorded a $1 million non-cash charge to reduce the carrying value of the FCC license for our Lawrence, Kansas, television station to its estimated fair value in the first quarter of 2009.
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

Estimated amortization expense of intangible assets for each of the next five years is $5.8 million in 2012, $5.7 million in 2013, $5.6 million in 2014, $5.5 million in 2015, $5.5 million in 2016, and $65.9 million in later years.
11. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2011	2010

Variable rate credit facilities	$—	$—
Term loan	212,000	—

Long-term debt	212,000	—
Current portion of long-term debt	15,900	—

Long-term debt (less current portion)	196,100

Fair value of long-term debt *	$212,000	$—

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.
On December 9, 2011, we entered into a $312 million revolving credit and term loan agreement (“Financing Agreement”) to finance the acquisition of McGraw-Hill Broadcasting, Inc. and to provide liquidity for ongoing operations. The Financing Agreement has a five-year term and includes a $212 million term loan and a $100 million revolving credit facility. We terminated our previous revolving credit facility on the funding of the new Financing Agreement on December 30, 2011. There were no borrowings under the previous revolving credit agreement in 2011.
The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at December 31, 2011.
Interest was payable at a base rate of 6.25% on December 31, 2011. Beginning January 6, 2012, interest is payable at rates based on our leverage ratio and LIBOR plus a margin ranging from 3.5% to 4.0% (4.3% at January 6, 2012). The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2011, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 6.25% at December 31, 2011.
Scheduled principal payments on long-term debt at December 31, 2011, are: $15.9 million in 2012, $15.9 million in 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.
Under the terms of the Financing Agreement we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.
The Financing Agreement allows us to make dividends and stock buy-backs up to $25 million plus additional amounts based on our financial results and condition, up to a maximum of $250 million over the term of the agreement. We can also make acquisitions up to $25 million plus additional amounts based on our financial results and condition, up to a maximum of $150 million.
Commitment fees of 0.50% per annum of the total unused commitment are payable under the revolving credit facility.
As of December 31, 2011 and 2010, we had outstanding letters of credit totaling $1.1 million and $10.4 million, respectively.
In October 2008, we entered into a 2-year $30 million notional interest rate swap which expired in October 2010. Under this agreement we received payments based on the 3-month LIBOR and made payments based on a fixed rate of 3.2%. This swap was not designated as a hedge in accordance with generally accepted accounting principles and changes in fair value were recorded in miscellaneous-net with a corresponding adjustment to other long-term liabilities. The fair value at December 31, 2009 was $0.8 million liability. For the year ended December 31, 2010, $0.8 million gain was recorded in other income (expense), while no gain or loss was recorded for the year ended December 31, 2009.

12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2011	2010

Employee compensation and benefits	$15,918	$16,011
Liability for pension benefits	78,170	46,135
Liabilities for uncertain tax positions	16,687	16,205
Other	21,604	19,175

Other liabilities (less current portion)	$132,379	$97,526

13. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Net income (loss) attributable to The E.W. Scripps
Company shareholders:
Income (loss) from continuing operations, net of tax	$(15,537)	$28,973	$(198,910)
Income (loss) from discontinued operations, net of tax	—	101,536	(10,695)

Net income (loss)	$(15,537)	$130,509	$(209,605)

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Other changes in certain working capital accounts, net
Accounts and notes receivable	$(3,085)	$(233)	$34,869
Inventories	1,076	(870)	5,286
Income taxes receivable/payable — net	(22,499)	(5,025)	(54,849)
Accounts payable	(16,745)	12,067	(28,839)
Accrued employee compensation and benefits	(3,393)	7,857	(7,533)
Other accrued liabilities	(6,648)	570	8,986
Other, net	9,515	18,022	10,550

Total	$(41,779)	$32,388	$(31,530)

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$291	$1,264	$1,855
Income taxes paid	$8,304	$40,492	$2,620
In 2010 we entered into a $2.2 million capital lease obligation for the purchase of computer software.

15. Employee Benefit Plans
We sponsor various noncontributory defined benefit plans covering substantially all full-time employees that began employment prior to June 30, 2008 (the majority of our defined benefit pension plans were frozen June 30, 2009). Benefits earned by employees are generally based upon employee compensation and years of service credits.
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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We historically matched a portion of employees’ voluntary contributions to this plan. We suspended our matching contributions in the second quarter of 2009. Our matching contributions were reinstated in July 2010. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans we began contributing additional amounts to certain employee’s defined contribution retirement accounts in 2011. These transition credits, which we will make through 2014, are determined based upon the employee’s age and compensation.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year. The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Service cost	$48	$413	$5,597
Interest cost	25,931	25,071	26,631
Expected return on plan assets, net of expenses	(23,009)	(24,256)	(20,432)
Amortization of prior service cost	2	70	378
Amortization of actuarial (gain)/loss	2,982	3,651	8,692
Curtailment/Settlement losses	8	—	6,591

Total for defined benefit plans	5,962	4,949	27,457
Multi-employer plans	467	561	1,226
SERP	2,044	2,328	1,626
Defined contribution plans	9,476	1,891	1,317

Net periodic benefit cost	17,949	9,729	31,626
Allocated to discontinued operations	—	(103)	(3,797)

Net periodic benefit cost — continuing operations	$17,949	$9,626	$27,829

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009

Current year actuarial gain/(loss)	$(29,350)	11,896	38,432
Amortization of actuarial (gain)/loss	2,982	4,141	20,305
Amortization of prior service cost	4	70	4,597
Acquisitions	—	—	(1,054)

Total	$(26,364)	$16,107	62,280

In addition to the amounts summarized above, amortization of actuarial losses of $1.3 million, $1.4 million and $0.5 million were recorded through other comprehensive income in 2011, 2010 and 2009, respectively, related to our SERP plan. A current year actuarial loss of $1.6 million and $0.6 million was recognized in 2011 and 2010, respectively, and a current year actuarial gain of $3.2 million was recognized in 2009, related to our SERP plan. A settlement loss of $0.6 million was recorded through other comprehensive income in 2010 related to our SERP plan.

Assumptions used in determining the annual retirement plans expense were as follows:

	2011	2010	2009
Discount rate	5.85%	5.97%	*6.25 and 7.00%

Long-term rate of return on plan assets	5.70%	7.60%	7.50%

Increase in compensation levels	3.3%	0% for 2010 and 3.3% thereafter	3.3%

(*)	The discount rate was 6.25% for the period Janunary 1 to May 15. When we remeasured our plan liabilities due to the June 2009 freeze, the discount rate was increased to 7.0%.
The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and our near-term outlook.
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

Obligations and Funded Status — Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Accumulated benefit obligation	$497,259	$442,394	$13,796	$15,202

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$445,376	$435,736	$15,303	$17,957
Service cost	48	413	—	—
Interest cost	25,931	25,071	731	953
Benefits paid	(17,672)	(16,845)	(1,407)	(2,047)
Actuarial losses (gains)	46,154	1,490	1,645	554
Curtailments/Settlements	6	(489)	(1,935)	(2,114)

Projected benefit obligation at end of year	499,843	445,376	14,337	15,303

Plan assets:
Fair value at beginning of year	412,944	326,881	—	—
Actual return on plan assets	39,814	37,643	—	—
Company contributions	—	65,265	3,342	4,786
Benefits paid	(17,672)	(16,845)	(1,407)	(2,047)
Settlements	—	—	(1,935)	(2,739)

Fair value at end of year	435,086	412,944	—	—

Funded status	$(64,757)	$(32,432)	$(14,337)	$(15,303)

Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,100)	$(1,600)
Noncurrent liabilities	(64,757)	(32,432)	(13,237)	(13,703)

Total	$(64,757)	$(32,432)	$(14,337)	$(15,303)

Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$148,832	$122,464	$8,108	$7,776
Unrecognized prior service cost (credit)	4	8	—	—

Total	$148,836	$122,472	$8,108	$7,776

In 2012, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $3.7 million (including $0.2 million for the SERP).
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Accumulated benefit obligation	$497,259	$442,394	$13,796	$15,202
Projected benefit obligation	499,843	445,376	14,337	15,303
Fair value of plan assets	435,086	412,944	—	—
Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Projected benefit obligation	$499,843	$445,376	$14,337	$15,303
Fair value of plan assets	435,086	412,944	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2011	2010	2009
Weighted average discount rate	5.29%	5.85%	5.97%
Increase in compensation levels	3.3%	1-3% for 2011 and 3.3% thereafter	0% for 2010 and 3.3% thereafter
We expect to contribute $1.1 million in 2012 to fund SERP benefits. We have met the minimum funding requirements for our qualified defined benefit pension plans and expect to make $1.3 million in contributions in 2012.
Estimated future benefit payments expected to be paid for the next ten years are $21.3 million in 2012, $22.0 million in 2013, $23.0 million in 2014, $24.2 million in 2015, $25.0 million in 2016 and a total of $148 million for the five years ending 2021.
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits under defined benefit plans covering the majority of employees. We evaluate our asset allocation target ranges for equity, fixed income and other investments annually. We monitor actual asset allocations monthly and adjust as necessary. We control risk through diversification among multiple asset classes, managers and styles. Risk is further monitored at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

	Target	Percentage of plan assets
	allocation	as of December 31,
	2012	2011	2010
US equity securities	10%	13%	13%
Non-US equity securities	15	13	15
Fixed-income securities	70	70	69
Other	5	4	3

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small capitalization companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations. Other investments include real estate funds.
The company transitioned the defined benefit plan assets from a more traditional 65/35% equity/fixed income allocation to a “liability-driven investing” (LDI) approach beginning in 2009. The rationale for this change is to better align the returns and duration of plan assets with the duration and behavior of plan liabilities. This approach will ultimately reduce volatility in the funded status of the plan. Volatility in the funded status is caused by differences in the discount rate used to value plan liabilities and returns on plan assets. We intend to institute this change gradually based upon the funding level of plan assets relative to ERISA’s Funding Target (“Funding Target Attainment Percentage”). At the end of the process, approximately 75% of plan assets will be invested in long duration fixed income products and 25% in return-seeking assets.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2011 and 2010:

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$103,488	$—	$103,488	$—
Other	11,468	11,468	—	—

Fixed income
Common/collective trust funds	295,229	—	295,229	—
Other	7,707	7,707	—	—

Real estate fund	15,818	—	—	15,818
Cash equivalents	1,376	1,376	—	—

Fair value of plan assets	$435,086	$20,551	$398,717	$15,818

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$106,819	$—	$106,819	$—
Other	12,904	12,904	—	—

Fixed income
Common/collective trust funds	275,439	—	275,439	—
Other	7,551	7,551	—	—

Hedge fund	228	—	—	228
Real estate fund	8,724	—	—	8,724
Cash equivalents	1,279	1,279	—	—

Fair value of plan assets	$412,944	$21,734	$382,258	$8,952

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
The following table presents a reconciliation of Level 3 assets held during 2011 and 2010:

	Hedge	Real Estate
(in thousands)	Fund	Fund	Total

As of December 31, 2009	$2,024	$8,315	$10,339
Realized gains/(losses)	(562)	—	(562)
Unrealized gains/(losses)	(459)	409	(50)
Purchases	191	247	438
Sales	(966)	(247)	(1,213)

As of December 31, 2010	228	8,724	8,952
Realized gains/(losses)	(1,801)	—	(1,801)
Unrealized gains/(losses)	1,797	1,764	3,561
Purchases	—	5,330	5,330
Sales	(224)	—	(224)

As of December 31, 2011	$—	$15,818	$15,818

Multi-employer plans
We participate in four multi-employer pension plans that cover certain employees that are members of union or trade association that have a collective-bargaining agreement with us. We represent less then 5% of the total contributions made to the four plans and deem only two of the four plans we participate in to be significant. The following table summarizes the two plans we deem significant:

		Pension Protection		FIP/RP Status
	EIN/Pension Plan	Act Zone Status		Pending /	Contributions of the Company			Surcharge	Expiration Date of Collective-
Pension Fund	Number	2011	2010	Implemented	2011	2010	2009	Imposed	Bargaining Agreement
GCIU	91-6024903	Red	Red	Implemented	$108,262	$104,510	$117,213	Yes	3/20/2012
CWA/ITU	13-6212879	Red	Red	Implemented	$134,441	$137,637	$153,055	N/A	1/21/2012
Certain collective bargaining agreements have expired and are on a month-to-month basis, however we are in negotiations with the unions and expect to reach agreements in 2012.
The CWA/ITU Negotiated Pension Plan has a withdrawal liability of approximately $4 million. Contribution rates are scheduled to remain consistent with current rates for the foreseeable future. A rehabilitation plan was adopted in 2010 related to pension vesting and early retirement, however, mandatory increase in contributions or surcharges were not implemented.
The GCIU-Employer Retirement Fund has a withdrawal liability of approximately $9 million. A rehabilitation plan was adopted in 2009, which will increase employer contributions beginning in 2012.
16. Segment Information
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Television includes ten ABC affiliates, three NBC affiliates, one independent station and five Azteca affiliates. Our television stations reach approximately 13% of the nation’s television households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Segment operating revenues:
Television	$300,598	$321,148	$255,220
Newspapers	414,289	434,988	455,166
Syndication and other	13,773	20,754	22,012

Total operating revenues	$728,660	$776,890	$732,398

Segment profit (loss):
Television	$49,631	$74,890	$20,168
Newspapers	21,455	52,480	49,249
JOA and newspaper partnerships	—	—	(211)
Syndication and other	(1,363)	(2,767)	(1,352)
Corporate and shared services	(31,429)	(34,235)	(27,313)
Depreciation and amortization of intangibles	(40,069)	(44,894)	(44,360)
Impairment of goodwill, indefinite and long-lived assets	(9,000)	—	(216,413)
Gains (losses), net on disposal of property, plant and equipment	124	(1,218)	444
Interest expense	(1,640)	(3,666)	(2,554)
Acquisition costs	(2,787)	—	—
Separation and restructuring costs	(9,935)	(12,678)	(9,935)
Miscellaneous, net	(675)	1,798	962

Income (loss) from continuing operations before income taxes	$(25,688)	$29,710	$(231,315)

Depreciation:
Television	$16,579	$17,195	$17,837
Newspapers	20,914	25,261	23,365
Syndication and other	138	458	592
Corporate and shared services	1,191	603	736

Total depreciation	$38,822	$43,517	$42,530

Amortization of intangibles:
Television	$318	$378	$335
Newspapers	929	999	1,495

Total amortization of intangibles	$1,247	$1,377	$1,830

	For the years ended December 31,
(in thousands)	2011	2010	2009
Additions to property, plant and equipment:
Television	$10,215	$14,165	$6,844
Newspapers	1,793	2,346	34,254
JOA and newspaper partnerships	—	—	26
Syndication and other	362	207	250
Corporate and shared services	273	526	485

Total additions to property, plant and equipment	$12,643	$17,244	$41,859

	As of December 31,
(in thousands)	2011	2010	2009
Assets:
Television	$432,584	$213,776	$210,949
Newspapers	296,414	321,518	350,865
JOA and newspaper partnerships	—	4,822	4,447
Syndication and other	1,783	7,789	6,510
Investments	16,776	10,295	10,330
Corporate and shared services	222,971	269,342	172,474

Total assets of continuing operations	970,528	827,542	755,575
Discontinued operations	—	—	30,773

Total assets	$970,528	$827,542	$786,348

No single customer provides more than 10% of our revenue.

17. Spin-off of Scripps Networks Interactive, Inc.
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
During 2010, we filed a carryback claim for $9.3 million of capital losses incurred by SNI subsequent to the spin-off. Under the terms of the Tax Allocation Agreement, these capital losses were carried back to our consolidated federal income tax returns for periods prior to the spin-off. We paid SNI for the loss carryback when the refund claim was received from the Internal Revenue Service.
During 2010 and 2009, the Company made adjustments of $7.9 million and $0.6 million, respectively, to the net assets distributed. The adjustment primarily related to the allocation and settlement of tax accounts and employee benefit plans.
At December 31, 2011, and December 31, 2010, we owed SNI $0.4 million and $7.5 million, respectively for its share of tax refund claims for prior years. In 2011, we paid SNI $7.1 million, its share of the tax refund claims we received from the tax authorities.
18. Commitments and Contingencies
We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.
Minimum payments on noncancelable leases at December 31, 2011, were: 2012, $4.3 million; 2013, $3.5 million; 2014, $2.8 million; 2015, $1.8 million; 2016, $1.7 million; and later years, $1.9 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases from continuing operations was $7.8 million in 2011, $8.5 million in 2010 and $10.2 million in 2009. Rental expense for cancelable and noncancelable leases from discontinued operations was $1.1 million in 2010 and $2.5 million in 2009.
In the ordinary course of business, we enter into long-term contracts to obtain talent or other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2011, were: 2012, $33.6 million; 2013, $20.3 million; 2014, $9.8 million; 2015, $2.1 million; 2016, $0.6 million; and later years, $0.2 million. We expect these contracts will be replaced with similar contracts upon their expiration.
19. Capital Stock and Share Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matter as required by Ohio law.
Share Repurchase Plan — Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. In 2011, we repurchased a total of $51 million of shares at prices ranging from $6.55 to $9.70 per share. An additional $24 million of shares may be repurchased pursuant to the authorization. We did not repurchase any shares under this program in 2010. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012.
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
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2011, 4.9 million shares were available for future stock compensation grants.
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

The following table summarizes information about stock option transactions:

		Weighted-	Range of
	Number	Average	Exercise
	of Shares	Exercise Price	Prices
Outstanding at December 31, 2008	12,648,278	$9.20	$5-11
Exercised in 2009	(554,028)	5.63	6-8
Forfeited in 2009	(377,269)	8.43	5-11

Outstanding at December 31, 2009	11,716,981	9.39	$5-11

Options exercisable at December 31, 2009	9,126,716	$9.36	$5-11

Outstanding at December 31, 2009	11,716,981	$9.39	$5-11
Exercised in 2010	(1,103,197)	7.64	5-10
Forfeited in 2010	(111,701)	9.75	5-11

Outstanding at December 31, 2010	10,502,083	9.57	$6-11

Options exercisable at December 31, 2010	9,765,510	$9.61	$6-11

Outstanding at December 31, 2010	10,502,083	$9.57	$6-11
Exercised in 2011	(311,933)	8.01	6-10
Forfeited in 2011	(95,528)	9.53	7-11

Outstanding at December 31, 2011	10,094,622	9.62	$7-11

Options exercisable at December 31, 2011	10,094,622	$9.62	$7-11

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Cash received upon exercise	$2,514	$8,394	$3,114
Intrinsic value (market value on date of exercise less exercise price)	446	1,935	872
Tax benefits realized	167	726	327

Information about options outstanding and options exercisable by year of grant is as follows:
(dollars in millions, except per share amounts)

			Options Outstanding and Exercisable
		Average		Weighted	Aggregate
	Range of	Remaining	Options	Average	Intrinsic
	Exercise	Term	on Shares	Exercise	Value
Year of Grant	Prices	(in years)	Outstanding	Price	(in millions)
2002 – expire in 2012	8	0.19	330,987	8.06	—
2003 – expire in 2013	8-10	1.19	670,518	8.55	—
2004 – expire in 2014	10-11	2.20	925,653	10.49	—
2005 – expire in 2013	10-11	1.16	820,213	9.99	—
2006 – expire in 2014	10-11	2.19	1,790,433	10.31	—
2007 – expire in 2015	9-10	3.15	2,108,678	10.37	—
2008 – expire in 2016	7-10	4.22	3,448,140	8.84	0.5

Total	$7-11	2.87	10,094,622	$9.62	$0.5

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
Information and activity for our restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number	Weighted	Range of
	of Shares	Average	Prices

Unvested shares at December 31, 2008	247,778	$31.31	$7-147
Shares and units awarded in 2009	9,493,347	0.90	1-7
Shares and units vested in 2009	(299,210)	13.63	1-147
Shares and units forfeited in 2009	(125,751)	0.91	1-133

Unvested shares at December 31, 2009	9,316,164	$1.28	$1-146
Shares and units awarded in 2010	891,047	9.47	7-11
Shares and units vested in 2010	(3,925,842)	1.71	1-146
Shares and units forfeited in 2010	(96,743)	1.46	1 - 9

Unvested shares and units at December 31, 2010	6,184,626	$2.19	$1-141
Shares and units awarded in 2011	784,750	9.32	7-10
Shares and units vested in 2011	(2,923,637)	2.32	1-141
Shares and units forfeited in 2011	(63,207)	2.38	1 - 9

Unvested shares and units at December 31, 2011	3,982,532	$3.53	$1-11

We recognize the fair value of the awards as the employee’s rights to the awards vest. In the first quarter of 2012, approximately 2.4 million of the RSUs will vest and the holders will receive approximately 1.5 million shares, net of tax withholdings. Employees are not restricted from selling shares received upon the vesting of their RSUs.
The following table presents additional information about restricted stock and restricted stock unit vesting:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Fair value of shares and units vested	$27,933	$36,670	$739
Tax benefits realized on shares and units vested	10,475	13,753	277

Stock Compensation Costs

	For the years ended December 31,
(in thousands, except per share data)	2011	2010	2009

Share-based compensation:
Stock options	$262	$1,767	$3,886
Restricted stock and RSUs	8,120	9,150	5,062

Total stock compensation	8,382	10,917	8,948
Included in discontinued operations	—	—	(31)

Included in continuing operations	$8,382	$10,917	$8,917

Share-based compensation, net of tax	$5,239	$6,823	$5,573

As of December 31, 2011, $6.2 million of total unrecognized compensation cost related to restricted stock, RSUs and performance shares is expected to be recognized over a weighted-average period of 1.6 years.

20. Summarized Quarterly Financial Information (Unaudited)
Summarized financial information is as follows:

(in thousands, except per share data)	1st	2nd	3rd	4th
2011	Quarter	Quarter	Quarter	Quarter	Total
Operating revenues	$180,358	$183,034	$167,871	$197,397	$728,660
Costs and expenses	(180,400)	(175,019)	(167,238)	(180,431)	(703,088)
Depreciation and amortization of intangibles	(10,420)	(10,029)	(10,052)	(9,568)	(40,069)
Impairment of goodwill, indefinite and long-lived assets	—	—	(9,000)	—	(9,000)
Gains (losses), net on disposal of property, plant and equipment	(37)	(205)	476	(110)	124
Interest expense	(393)	(412)	(362)	(473)	(1,640)
Miscellaneous, net	(689)	(43)	110	(53)	(675)
Benefit (provision) for income taxes	2,686	462	7,473	(620)	10,001

Net income (loss)	(8,895)	(2,212)	(10,722)	6,142	(15,687)
Net income (loss) attributable to noncontrolling interests	—	—	—	(150)	(150)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(8,895)	$(2,212)	$(10,722)	$6,292	$(15,537)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(.15)	$(.04)	$(.19)	$.11	$(.27)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(.15)	$(.04)	$(.19)	$.11	$(.27)

Weighted average shares outstanding:
Basic	58,689	58,707	56,834	54,683	57,217
Diluted	58,689	58,707	56,834	54,683	57,217

Cash dividends per share of common stock	$.00	$.00	$.00	$.00	$.00

	1st	2nd	3rd	4th
2010	Quarter	Quarter	Quarter	Quarter	Total
Operating revenues	$184,280	$188,785	$183,587	$220,238	$776,890
Costs and expenses	(173,157)	(173,974)	(171,670)	(180,399)	(699,200)
Depreciation and amortization of intangibles	(11,619)	(11,577)	(10,724)	(10,974)	(44,894)
Gains (losses), net on disposal of property, plant and equipment	(713)	(22)	(525)	42	(1,218)
Interest expense	(848)	(845)	(741)	(1,232)	(3,666)
Miscellaneous, net	(387)	1,298	39	848	1,798
Benefit (provision) for income taxes	379	(1,817)	5,459	(4,861)	(840)

Income (loss) from continuing operations	(2,065)	1,848	5,425	23,662	28,870
Income from discontinued operations, net of tax	1,185	97,659	820	1,872	101,536

Net income (loss)	(880)	99,507	6,245	25,534	130,406
Net income (loss) attributable to noncontrolling interests	—	—	—	(103)	(103)

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(880)	$99,507	$6,245	$25,637	$130,509

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)	$.03	$.08	$.37	$.45
Income from discontinued operations	.02	1.53	.01	.03	1.59

Net income (loss) per basic share of common stock:	$(.02)	$1.56	$.10	$.40	$2.04

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(.04)	$.03	$.08	$.37	$.45
Income from discontinued operations	.02	1.52	.01	.03	1.58

Net income (loss) per diluted share of common stock:	$(.02)	$1.55	$.10	$.40	$2.03

Weighted average shares outstanding:
Basic	55,076	57,001	57,435	57,882	56,857
Diluted	55,076	57,213	57,502	58,057	56,998

Cash dividends per share of common stock	$.00	$.00	$.00	$.00	$.00

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts
for the Years Ended December 31, 2011, 2010 and 2009	Schedule II

Column A
(in thousands)	Column B	Column C	Column D	Column E	Column F
				Increase
		Additions	Deductions	(Decrease)
	Balance	Charged to	Amounts	Recorded	Balance
	Beginning	Revenues,	Charged	Acquisitions	End of
Classification	of Period	Costs, Expenses	Off-Net	(Divestitures)	Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2011	$2,789	$1,749	$2,653	—	$1,885

2010	4,246	181	1,341	(297)	2,789

2009	7,620	3,889	7,165	(98)	4,246

S-2

The E. W. Scripps Company

Exhibit
Number		Exhibit Description	Form	File Number	Exhibit		Report Date

2.01		Separation and Distribution Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of June 12, 2008	8-K	000-16914	2.01		6/12/2008

2.1		Interest Purchase Agreement By and Among Iconix Brang Group, Inc., United Feature Syndicate, Inc. and The E.W. Scripps Company	8-K	000-16914	2.1		6/3/2010

2.01		Stock Purchase Agreement between The McGraw-Hill Companies, Inc. and Scripps Media, Inc. dated October 3, 2011	8-K	000-16914	99.1		12/30/2011

3.01		Amended Articles of Incorporation	8-K	000-16914	3	(i)	2/17/2009

3.02		Amended and Restated Code of Regulations	8-K	000-16914	3.02		5/10/2007

4.01		Class A Common Share Certificate	10-K	000-16914	4		12/31/1990

10.01		Transition Services Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.01		6/30/2008

10.02		Employee Matters Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.02		6/30/2008

10.03		Tax Allocation Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.03		6/30/2008

10.04		Amended and Restated Revolving Credit Agreement Dated August 5, 2009	10-Q	000-16914	10.04		6/30/2009

10.05		First Amendment dated October 20, 2010 to the Amended and Restated Revolving Credit Agreement	8-K	000-16914	99.11		10/20/2010

10.06		Revolving Credit and Term Loan Agreement dated as of December 9, 2011	8-K	000-16914	99.1		12/9/2011

10.07		The E.W. Scripps Company 2010 Long-Term Incentive Plan	8-K	000-16914	99.08		5/13/2010

10.08		Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01		5/8/2008

10.09		Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03A		2/9/2005

10.10		Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B		2/9/2005

10.11		Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03C		2/9/2005

10.12		Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02C		2/28/2006

10.12		Performance-Based Restricted Share Agreement between The E.W. Scripps Company and Mark G. Contreras	8-K	000-16914	10.03D		2/9/2006

10.13		Executive Bonus Plan, as amended April 14, 2005	8-K	000-16914	10.04		2/9/2006

10.14		The E.W. Scripps Company Executive Severance Plan	8-K	000-16914	10.04		5/19/2009

10.15		The E.W. Scripps Company Employee Stock Purchase Plan	8-K	000-16914	5.02		6/12/2008

10.55		Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	S-1	33-21714	10.44		3/14/1986

10.56		Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	S-1	33-21714	10.45		3/14/1986

10.57		Scripps Family Agreement dated October 15, 1992	8-K	000-16914	1		10/15/1992

10.57A		Amendments to the Scripps Family Agreement	8-K	000-16914	10.57A		5/8/2008

10.59		Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4A

10.61		1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61		5/8/2008

10.74		Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74		5/19/2009

10.66		Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66		2/15/2011

10.75		Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65		5/19/2009

10.76		Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76		5/19/2009

10.77		Short-Term Incentive Plan	8-K	000-16914	99.01		2/17/2009

10.78		Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02		2/17/2009

10.79		Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79		3/5/2009

14		Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14		12/31/2004

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

31	(a)	Section 302 Certifications

31	(b)	Section 302 Certifications

32	(a)	Section 906 Certifications

32	(b)	Section 906 Certifications

S-3