Form 10-Q
period 2012-03-31
SCRIPPS E W CO /DE
filed 2012-05-08
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2012 there were 43,376,420 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

3

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2012 and the remaining amount that may still be repurchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs
1/1/12—1/31/12	104,923	$8.34	$875,036	$22,741,792
2/1/12—2/29/12	54,455	$8.59	$468,004	$22,273,788
3/1/12—3/31/12	451,300	$9.58	$4,321,500	$17,952,288

Total	610,678	$9.28	$5,664,540

We are authorized to repurchase up to $75 million of our Class A Common Shares under a share repurchase program authorized by the board of directors in October 2010. The authorization expires December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: May 8, 2012	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
(in thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$139,979	$127,889
Restricted cash	10,010	10,010
Accounts and notes receivable (less allowances—$1,894 and $1,885)	121,724	135,537
Inventory	6,681	6,783
Deferred income taxes	5,556	7,228
Income taxes receivable	37,757	29,785
Miscellaneous	8,973	8,178

Total current assets	330,680	325,410

Investments	23,270	23,214
Property, plant and equipment	378,389	387,972
Goodwill	28,591	28,591
Intangible assets	150,082	151,858
Deferred income taxes	31,504	32,705
Miscellaneous	20,702	20,778

TOTAL ASSETS	$963,218	$970,528

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,222	$17,697
Customer deposits and unearned revenue	26,075	26,373
Current portion of long-term debt	15,900	15,900
Accrued liabilities:
Employee compensation and benefits	34,070	35,245
Miscellaneous	25,126	21,566
Other current liabilities	8,475	8,267

Total current liabilities	125,868	125,048

Long-term debt (less current portion)	192,125	196,100

Other liabilities (less current portion)	132,511	132,379

Equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 43,854,322 and 42,353,882 shares	439	424
Voting—authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	558	543
Additional paid-in capital	514,919	515,421
Retained earnings	91,690	96,105
Accumulated other comprehensive loss, net of income taxes:
Unrealized gains on derivatives	54	—
Pension liability adjustments	(96,987)	(97,548)

Total The E.W. Scripps Company shareholders’ equity	510,234	514,521
Noncontrolling interest	2,480	2,480

Total equity	512,714	517,001

TOTAL LIABILITIES AND EQUITY	$963,218	$970,528

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share data)	2012	2011
Operating Revenues:
Advertising	$155,583	$132,655
Circulation	31,393	31,557
Other	20,151	16,146

Total operating revenues	207,127	180,358

Costs and Expenses:
Employee compensation and benefits	99,687	90,035
Programs and program licenses	14,455	15,476
Newsprint and press supplies	13,765	12,941
Other expenses	61,836	58,283
Pension expense	1,956	1,572
Acquisition and related integration costs	5,826	—
Restructuring costs	1,711	2,093

Total costs and expenses	199,236	180,400

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,530	10,104
Amortization of intangible assets	1,776	316
(Gains) losses, net on disposal of property, plant and equipment	(242)	37

Net depreciation, amortization and (gains) losses	12,064	10,457

Operating loss	(4,173)	(10,499)
Interest expense	(3,154)	(393)
Miscellaneous, net	(117)	(689)

Loss from operations before income taxes	(7,444)	(11,581)
Benefit for income taxes	(3,029)	(2,686)

Net loss	(4,415)	(8,895)
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to the shareholders of The E.W. Scripps Company	$(4,415)	$(8,895)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)	$(0.15)

Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)	$(0.15)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2012	2011
Net loss	$(4,415)	$(8,895)
Change in fair value of derivatives, net of tax of $32	54	—
Changes in defined pension plans, net of tax of $338 and $275	561	458

Total comprehensive loss	(3,800)	(8,437)
Less comprehensive loss attributable to noncontrolling interest	—	—

Total comprehensive loss attributable to the shareholders of The E.W. Scripps Company	$(3,800)	$(8,437)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net loss	$(4,415)	$(8,895)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	12,306	10,420
Contract termination fees	5,663	—
(Gains) losses net, on disposal of property, plant and equipment	(242)	37
Deferred income taxes	2,503	2,233
Excess tax benefits of share-based compensation plans	(4,311)	(6,152)
Stock and deferred compensation plans	3,437	3,893
Pension expense, net of payments	1,093	955
Other changes in certain working capital accounts, net	3,878	(11,248)
Miscellaneous, net	697	975

Net cash provided by (used in) operating activities	20,609	(7,782)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,137)	(1,293)
Proceeds from sale of property, plant and equipment	426	37
Proceeds from sale of long term investments	51	2,650
Purchase of investments	(725)	(100)
Changes in restricted cash	—	(7,510)

Net cash used in investing activities	(1,385)	(6,216)

Cash Flows from Financing Activities:
Payments on long-term debt	(3,975)	—
Repurchase of Class A Common shares	(5,665)	(6,624)
Proceeds from exercise of employee stock options	4,548	1,070
Tax payments related to shares withheld for vested stock and RSUs	(7,387)	(8,288)
Excess tax benefits of share-based compensation plans	4,311	6,152
Miscellaneous, net	1,034	(1,641)

Net cash used in financing activities	(7,134)	(9,331)

Increase (decrease) in cash and cash equivalents	12,090	(23,329)

Cash and cash equivalents:
Beginning of period	127,889	204,924

End of period	$139,979	$181,595

Supplemental Cash Flow Disclosures

Interest paid	$2,341	$—

Income taxes paid	$277	$7,986

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands, except share data)	Stock	Capital	Earnings	Loss	Interests	Equity
As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss			(8,895)			(8,895)
Repurchase 713,418 Class A Common shares	(7)	(6,617)				(6,624)
Changes in defined pension plans				458		458
Excess tax benefits of compensation plans		6,200				6,200
Compensation plans: 1,775,892 net shares issued*	18	(3,680)				(3,662)

As of March 31, 2011	$594	$554,128	$102,746	$(81,089)	$2,630	$579,009

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net loss			(4,415)			(4,415)
Repurchase 610,678 Class A Common shares	(6)	(5,659)				(5,665)
Changes in defined pension plans				561		561
Change in fair value of derivatives				54		54
Excess tax benefits of compensation plans		4,800				4,800
Compensation plans: 2,111,118 net shares issued*	21	357				378

As of March 31, 2012	$558	$514,919	$91,690	$(96,933)	$2,480	$512,714

*	Net of $7,387 in 2012 and $8,288 in 2011 of tax payments related to shares withheld for vested stock and RSUs.

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in the Condensed Notes to Consolidated Financial Statements, the terms “we,” “our,” “us” or “Scripps” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2011 Annual Report on Form 10-K. In management’s opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Nature of Operations—We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Television, Newspapers and Syndication and other. Additional information for our business segments is presented in the Notes to our financial statements.

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

Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets, goodwill and indefinite-lived assets; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; and self-insured risks.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Revenue Recognition—We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Our primary sources of revenue are from the sale of print, broadcast and Internet advertising and the sale of newspapers.

The revenue recognition policies for each source of revenue are described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Share-Based Compensation—We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2011. The Plan provides for the award of incentive and nonqualified share options, share appreciation rights, restricted and unrestricted Class A Common shares and restricted share units, and performance units to key employees and non-employee directors.

Share-based compensation costs totaled $3.2 million and $3.5 million for the first quarter of 2012 and 2011, respectively.

Earnings Per Share (“EPS”) – Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock and restricted share units (RSUs), are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS allocated to common stock. We do not allocate losses to the participating securities.

The following table presents information about basic and diluted weighted-average shares:

	Three months ended
	March 31,
(in thousands)	2012	2011
Numerator (for both basic and diluted earnings per share)

Net loss attributable to the shareholders of The E.W. Scripps Company	$(4,415)	$(8,895)
Less income allocated to unvested restricted stock and RSUs	—	—

Numerator for basic and diluted earnings per share	$(4,415)	$(8,895)

Denominator
Basic weighted-average shares outstanding	54,775	58,689
Effect of dilutive securities:
Stock options held by employees and directors	—	—

Diluted weighted-average shares outstanding	54,775	58,689

Anti-dilutive securities (1)	11,908	14,701

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarters ended March 31, 2012 and 2011, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

Derivative Financial Instruments— It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the statement of operations. All ineffective changes in derivative fair values are recognized currently in earnings.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued.

2. RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards—In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.

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

Three months ended
March 31,
(in thousands, except per share data ) (unaudited)	2011
Operating revenues	$201,817
Loss from operations attributable to the shareholders of The E.W. Scripps Company	(12,317)

Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.21)
Diluted	$(0.21)

Included in acquisition and related integration costs is a $5.7 million non-cash termination fee charge. During the first quarter of 2012 we terminated the existing McGraw-Hill stations’ national representation agreement, using our existing national representative in all Scripps markets, incurring a $5.7 million non-cash termination charge. As an inducement, the new national representative firm agreed to pay the termination fee.

4. INCOME TAXES

We file a consolidated federal income tax return, consolidated unitary tax returns in certain states, and other separate state income tax returns for our subsidiary companies.

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

The effective income tax rate for the three months ended March 31, 2012, and 2011, was 40.7% and 23.2%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes and non-deductible expenses.

At March 31, 2012, we had net deferred tax assets of $37 million. Almost all of our deferred tax assets reverse in 2012 and 2013. We can use any tax losses resulting from the deferred tax assets reversing in 2012 to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

5. RESTRICTED CASH

At March 31, 2012 and December 31, 2011, we had $10 million in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2012	2011
Goodwill	$28,591	$28,591

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	78,844	78,844
Customer lists and advertiser relationships	23,164	23,164
Other	3,765	3,765

Total carrying amount	105,773	105,773

Accumulated amortization:
Television network affiliation relationships	(2,780)	(1,796)
Customer lists and advertiser relationships	(9,030)	(8,287)
Other	(1,696)	(1,647)

Total accumulated amortization	(13,506)	(11,730)

Net amortizable intangible assets	92,267	94,043
Indefinite-lived intangible assets—FCC licenses	57,815	57,815

Total goodwill and intangible assets	$178,673	$180,449

Activity related to goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total
Goodwill as of December 31, 2011 and March 31, 2012:

Gross balance	244,005	778,900	1,022,905
Accumulated impairment losses	(215,414)	(778,900)	(994,314)

Net balance	$28,591	$—	$28,591

Estimated amortization expense of intangible assets for each of the next five years is $5.3 million for the remainder of 2012, $7.0 million in 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017 and $55.6 million in later years.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2012	2011
Variable rate credit facilities	$—	$—
Term loan	208,025	212,000

Long-term debt	208,025	212,000
Current portion of long-term debt	15,900	15,900

Long-term debt (less current portion)	192,125	196,100

Fair value of long-term debt *	$208,025	$212,000

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.

On December 9, 2011, we entered into a $312 million revolving credit and term loan agreement (“Financing Agreement”) to finance the acquisition of McGraw-Hill Broadcasting, Inc. and to provide liquidity for ongoing operations. The Financing Agreement has a five-year term and includes a $212 million term loan and a $100 million revolving credit facility. We terminated our previous revolving credit facility upon the funding of the new Financing Agreement on December 30, 2011. There were no borrowings under the previous revolving credit agreement in 2011.

The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at March 31, 2012.

Interest is payable at rates based on our leverage ratio and LIBOR plus a margin ranging from 3.5% to 4.0%. As of March 31, 2012, the interest rate was 4.25%. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2012, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on total borrowings was 4.25% at March 31, 2012.

Scheduled principal payments on long-term debt at March 31, 2012, are: $11.9 million for the remainder of 2012, $15.9 million in 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.

Under the terms of the Financing Agreement we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.

The Financing Agreement allows us to make restricted payments (dividends and share repurchases) up to $25 million plus additional amounts based on our financial results and condition, up to a maximum of $250 million over the term of the agreement. We can also make acquisitions up to $25 million plus additional amounts based on our financial results and condition, up to a maximum of $150 million.

Commitment fees of 0.50% per annum of the total unused commitment are payable under the revolving credit facility.

As of March 31, 2012 and December 31, 2011, we had outstanding letters of credit totaling $1.1 million.

8. FINANCIAL INSTRUMENTS

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates we may enter into interest rate financial instruments.

We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral specifically for this contract. The fair value of this financial derivative which is designated as and qualifies as a cash flow hedge is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

Fair Value of Derivatives Instruments

The notional amounts and fair values of derivatives designated as cash flow are shown below.

	March 31, 2012			December 31, 2011
	Notional	Fair value		Notional	Fair value
(in thousands)	Amount	Asset (1)	Liability	Amount	Asset (1)	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$75,000	$54	$—	$—	$—	$—

(1)	Balance recorded as “Miscellaneous” in long-term assets

For the above derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the unrealized gain and loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gain and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	March 31, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectivness testing Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps	$54	$—	$—

December 31, 2011
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectivness testing Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—

9. FAIR VALUE MEASUREMENT

We measure certain financial assets at fair value on a recurring basis, such as derivatives. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

March 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$54	$—	$54	$—

December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$—	$—	$—	$—

10. OTHER LIABILITIES

Other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2012	2011
Employee compensation and benefits	$16,061	$15,918
Liability for pension benefits	78,331	78,170
Liabilities for uncertain tax positions	16,908	16,687
Other	21,211	21,604

Other liabilities (less current portion)	$132,511	$132,379

11. NONCONTROLLING INTERESTS

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Three months ended March 31,
(in thousands)	2012	2011
Other changes in certain working capital accounts, net:
Accounts and notes receivable	$13,813	$13,592
Inventories	102	1,089
Income taxes receivable/payable—net	(3,172)	(19,250)
Accounts payable	(1,475)	(12,705)
Accrued employee compensation and benefits	(1,175)	(2,504)
Other accrued liabilities	(3,628)	1,692
Other, net	(587)	6,838

Total	$3,878	$(11,248)

13. EMPLOYEE BENEFIT PLANS

We sponsor various noncontributory defined benefit plans covering substantially all full-time employees that began employment prior to June 30, 2008. Benefits earned by employees are generally based upon employee compensation and years of service credits. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). Effective June 30, 2009, we froze the accrual of benefits under our defined benefit pension plans and our SERP that cover the majority of our employees.

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

The components of the benefit plans expense consisted of the following:

	Three months ended March 31,
(in thousands)	2012	2011
Service cost	$13	$12
Interest cost	6,470	6,369
Expected return on plan assets, net of expenses	(5,641)	(5,752)
Amortization of prior service cost	—	1
Amortization of actuarial loss	870	672

Total for defined benefit plans	1,712	1,302
Multi-employer plans	120	107
SERP	244	270
Defined contribution plans	2,736	2,546

Net periodic benefit cost	$4,812	$4,225

We contributed $0.7 million to fund current benefit payments for our SERP during the first three months of 2012. We anticipate contributing an additional $0.8 million to fund the SERP’s benefit payments during the remainder of 2012. We did not make any contributions to our defined benefit plans during the first three months of 2012 and anticipate making contributions of $1.2 million during the remainder of 2012.

14. SEGMENT INFORMATION

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

We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.

Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit plan pension expense (other than current service costs), income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Effective January 1, 2012, we changed our defined benefit plan pension allocation policy to charge business segments only for the current service costs of defined benefit plans. We have recast the prior period for this change.

Information regarding our business segments is as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Segment operating revenues:
Television	$99,557	$68,952
Newspapers	104,379	106,172
Syndication and other	3,191	5,234

Total operating revenues	$207,127	$180,358

Segment profit (loss):
Television	$17,876	$6,756
Newspapers	7,165	6,419
Syndication and other	762	(430)
Corporate and shared services	(8,419)	(9,122)
Depreciation and amortization	(12,306)	(10,420)
Gains (losses), net on disposal of property, plant and equipment	242	(37)
Pension expense	(1,956)	(1,572)
Interest expense	(3,154)	(393)
Acquisition and related integration costs	(5,826)	—
Restructuring costs	(1,711)	(2,093)
Miscellaneous, net	(117)	(689)

Loss from operations before income taxes	$(7,444)	$(11,581)

Depreciation:
Television	$5,621	$4,209
Newspapers	4,650	5,483
Syndication and other	12	55
Corporate and shared services	247	357

Total depreciation	$10,530	$10,104

Amortization of intangibles:
Television	$1,595	$78
Newspapers	181	238

Total amortization of intangibles	$1,776	$316

Additions to property, plant and equipment:
Television	$576	$926
Newspapers	534	360
Corporate and shared services	27	41

Total additions to property, plant and equipment	$1,137	$1,327

No single customer provides more than 10% of our revenue.

15. CAPITAL STOCK

Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. Through March 31, 2012, we repurchased a total of $57 million of shares at prices ranging from $6.55 to $10.03 per share, of which $5.7 million was repurchased in 2012. An additional $18 million of shares may be repurchased pursuant to the authorization. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012.

16. SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.

During the first three months of 2012, we paid SNI $0.4 million for its share of tax refund claims for prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The E. W. Scripps Company (“Scripps”) is a diverse media company with interests in television stations and newspaper publishing. The company’s portfolio of media properties includes: 19 television stations, including ten ABC-affiliated stations, three NBC affiliates, one independent station and five Azteca affiliates; daily and community newspapers in 13 markets; syndication of news features and comics; and the Washington-based Scripps Media Center, home to the Scripps Howard News Service.

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

Executive Overview

As we exited 2011, our television business was exhibiting signs of strength as key local advertising categories were consistently reporting healthy year-over-year gains. At the end of 2011, we added nine local television stations in four markets from the acquisition of the television station group owned by McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”), for $212 million in cash, plus a working capital adjustment estimated at $4.4 million. This acquisition shifted the balance of the company’s assets toward the television business.

The company also expects to benefit in the coming years from renewal of retransmission consent agreements. For the past four years, Scripps has received payment for many of its broadcast signals from Scripps Networks Interactive, Inc.(“SNI”), which negotiated our retransmission consent agreements until we spun it off in 2008. As these contracts expire, we will have the opportunity to renegotiate new contracts with the cable and satellite operators at a time when we expect market rates to be significantly higher than the rates we receive from SNI. Retransmission revenue grew 35% in 2011. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

In 2011, we initiated a plan to take greater control of our programming expenses by replacing expensive syndicated content with less expensive programming, some of which will be developed internally or in partnership with others. We believe this strategy has the potential to improve the division’s financial performance for years to come.

Stabilization of the profitability of our newspaper portfolio is the goal of a number of activities pursued by management. We have completed much of our functional reorganization and restructuring, and have begun implementing the common advertising and circulation systems across our markets. The first installation of this system was completed in the first quarter 2012, and we expect implementations to continue though 2013. We also are pursuing a number of marketing and pricing strategies to strengthen our base of subscribers and improve our circulation revenue. By eliminating unprofitable products from the portfolios in our newspaper markets, increasing resources to sell products with the highest potential, and focusing on key sales metrics with the help of new customer relationship management tools, we believe our sales executives are better positioned than in previous years to improve the financial performance of the division. We also continue to increase efforts to print and distribute other publications within our newspaper markets.

We signaled our belief in the bright future of digital media with the fall 2011 announcement that we would combine all of the company’s digital initiatives into a single organization. Under the direction of our chief digital officer who works closely with both divisions, we believe this focus will deliver long-term financial benefits as we find new and efficient platforms for bringing together advertisers and audiences. We began implementing the new structure in 2012. Under this new structure all employee and other costs are incurred in the digital group and our Television and Newspaper segments receive a cross charge which is included in other costs and expenses in their individual segment results.

The effort already has yielded new or soon-to-be-delivered products that have been made available to our broadcast television and newspaper businesses on a variety of electronic platforms. For example, we became the first broadcaster to launch apps that stream live news coverage to mobile devices from every one of its stations. We have launched a number of leading-edge mobile apps that are consistent with our mission of being each market’s most-trusted source of news and information. In multiple newspaper markets we are experimenting with a variety of business models that will allow us to charge for online content. And we have investments in several promising businesses that span the electronic landscape, from mobile broadcasting to “connected television” to social gaming.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Acquisitions, Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Consolidated Results of Operations

Consolidated results of operations were as follows:

		Year-to-date
(in thousands, except per share data)	2012	Change	2011
Operating revenues	$207,127	14.8%	$180,358
Employee compensation and benefits	(99,687)	10.7%	(90,035)
Programs and program licenses	(14,455)	(6.6)%	(15,476)
Newsprint and press supplies	(13,765)	6.4%	(12,941)
Other expenses	(61,836)	6.1%	(58,283)
Pension expense	(1,956)		(1,572)
Acquisition and related integration costs	(5,826)		—
Restructuring costs	(1,711)	(18.3)%	(2,093)
Depreciation and amortization	(12,306)	18.1%	(10,420)
Gains (losses), net on disposal of property, plant and equipment	242		(37)

Operating loss	(4,173)		(10,499)
Interest expense	(3,154)		(393)
Miscellaneous, net	(117)		(689)

Loss from operations before income taxes	(7,444)		(11,581)
Benefit for income taxes	3,029		2,686

Net loss	(4,415)		(8,895)
Net income attributable to noncontrolling interests	—		—

Net loss attributable to the shareholders of The E.W. Scripps Company	$(4,415)		$(8,895)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)		$(0.15)

Operating revenues increased 14.8% on a reported basis and increased 2.3% excluding the results of the acquisition of McGraw-Hill. The revenues from the acquired McGraw-Hill stations and an 11.7% increase in revenues in our legacy television stations offset a 1.7% decrease in our newspaper revenues. The decline in newspaper revenue was the smallest year-over-year decline since 2006.

Employee compensation and benefits increased 10.7% on a reported basis and decreased 1.4% excluding the results of the acquired stations. Employee compensation and benefits excluding the impact of the McGraw-Hill acquisition decreased in 2012 primarily due to reductions in the number of employees.

Excluding the impact of the acquired stations, programs and program licenses decreased in 2012 by $4.1 million, or 26.4%, primarily as a result of replacing Oprah with lower-priced programming late in the third quarter of 2011.

Newsprint and press supplies increased $0.8 million in 2012 primarily due to increased outside printing costs associated with specialty advertising publications introduced in most of our newspaper markets and increased use of color ink.

Other expenses increased in 2012 by 6.1% on a reported basis and decreased 4.5% excluding the impact of the acquired stations due to lower syndication royalty expense. Most activities associated with our syndication business were sourced to Univeral uClick in the second quarter of 2011.

Acquisition and related integration costs include costs associated with the acquisition of the McGraw-Hill television station group, including a $5.7 million non-cash charge associated with the cancellation of the contract with the national advertising firm that represented the newly acquired stations.

Interest expense increased to $3.2 million due to the borrowings associated with the acquisition of McGraw-Hill television stations.

The effective income tax rate was 40.7% and 23.2% for 2012 and 2011, respectively. The primary reason for the difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes and non-deductible expenses.

Television

Television includes ten ABC-affiliated stations, three NBC-affiliated stations, five Azteca-affiliated stations and one independent station. Our television stations reach approximately 13% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

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

Operating results for television were as follows:

		Year-to-date
(in thousands)	2012	Change	2011
Segment operating revenues:
Local	$56,429	37.2%	$41,116
National	25,683	28.4%	20,004
Political	4,686		444
Digital	3,076	49.0%	2,064
Retransmission	7,761	96.2%	3,956
Other	1,922	40.5%	1,368

Total segment operating revenues	99,557	44.4%	68,952

Segment costs and expenses:
Employee compensation and benefits	45,217	42.6%	31,713
Programs and program licenses	14,455	(6.6)%	15,476
Other expenses	22,009	46.7%	15,007

Total costs and expenses	81,681	31.3%	62,196

Segment profit	$17,876		$6,756

The comparability of our television division operating results are impacted by the December 30, 2011, acquisition of the McGraw-Hill television station group, whose results of operations are included following its acquisition date.

Revenues

Television revenues increased 44.4% in 2012 on a reported basis and 11.7% excluding the impact of the acquisition.

Television time sales excluding the impact of the acquired stations increased by $6.1 million or 9.9%. Revenues were bolstered by strong local time sales as well as $4.0 million of incremental political advertising in 2012 compared to 2011. The demand for national advertising on local network affiliates was weak, particularly in retail and communication services.

Retransmission revenues increased 37% or $1.5 million excluding the impact of the acquisition. We renewed certain agreements at higher rates and experienced rate increases built into our continuing agreements. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues increased $1.0 million on a reported basis and $0.4 million excluding the impact of the acquisition.

Other revenues include revenue from news production and television services provided by our West Palm Beach television station to the Raycom station in that market. Other revenues were essentially flat when the impact of the acquisition is excluded from the results.

Costs and expenses

Total costs and expenses increased by 31.3% in 2012 on a reported basis and decreased by 1.0% excluding the impact of the acquisition.

Excluding the impact of the acquired stations, employee compensation and benefits increased by 8.3% in 2012 compared to the prior year primarily due to increased staffing to support newsroom initiatives and compensation increases.

Excluding the impact of the acquired stations, programs and program licenses decreased in 2012 by $4.1 million or 26.4% primarily as a result of replacing Oprah with lower-priced programming late in the third quarter of 2011.

Other expenses increased by $0.8 million, excluding the impact of the acquisition, due to the digital reorganization.

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

Operating results for our newspaper business were as follows:

		Year-to-date
(in thousands)	2012	Change	2011
Segment operating revenues:
Local	$20,342	(4.5)%	$21,308
Classified	20,104	(4.0)%	20,931
National	2,458	(32.0)%	3,613
Preprint and other	17,320	0.3%	17,269

Print advertising	60,224	(4.6)%	63,121
Circulation	31,393	(0.5)%	31,557
Digital	6,488	1.4%	6,399
Other	6,274	23.1%	5,095

Total operating revenues	104,379	(1.7)%	106,172

Segment costs and expenses:
Employee compensation and benefits	45,258	(8.0)%	49,170
Newsprint and press supplies	13,765	6.4%	12,941
Distribution services	13,213	3.9%	12,719
Other costs and expenses	24,978	0.2%	24,923

Total costs and expenses	97,214	(2.5)%	99,753

Segment profit	$7,165	11.6%	$6,419

Revenues

The rate of decline in newspaper revenues improved from 3.3% in fourth quarter 2011 to 1.7% in the first quarter of 2012, led by strong growth in newspaper advertising revenues in Naples. Excluding Naples from both periods, the rate of decline improved from 4.1% in the fourth quarter of 2011 to 3.8% in the first quarter of 2012.

Print advertising revenues continued to decline as difficult economic conditions and secular changes in the demand for newspaper advertising continued to affect our operating revenue, however the rate of decline in the first quarter of 2012 was the lowest decline since 2006. Automotive classified advertising and advertising by large national retailers remained particularly weak.

Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. Pure-play digital advertising increased 1.2% for the quarter.

Circulation revenue remained substantially unchanged, as higher circulation rates have offset declines in circulation net paid levels.

Preprint and other revenues were flat year-over-year. Preprint and other products include inserts and single-sheet advertisements included with the daily newspaper, niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. We are increasing efforts to sell single-sheet advertisements delivered with our newspapers and to all homes in a market (“print and deliver”).

Other operating revenues which represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services, increased due to the impact of initiatives to garner additional revenues in these areas. For example, we began printing and distributing military base publications in our Kitsap, Washington market in the third quarter of 2011 and have expanded certain services we provide to the Los Angeles Times in our Ventura market.

Costs and expenses

Employee compensation and benefits decreased in 2012 due to the fourth quarter 2011 reduction in force initiative, which reduced the number of employees by approximately 5% and because of the digital reorganization.

Newsprint and press supplies increased $0.8 million in 2012 primarily due to increased outside printing costs associated with the print and deliver insert products and increased use of colored ink.

Distribution services increased primarily due to increases in printing and delivery services provided to other publishers and higher costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Cash flow from operating activities in the first three months of 2012 increased $28 million compared to the first three months of 2011. Stronger segment profit in the 2012 quarter and strong collections of accounts receivable led to most of the improvement.

Capital expenditures in the first quarter of 2012 were $1.1 million, down from $1.3 million in the prior year. We expect total capital expenditures for 2012 to be between $20 million and $25 million.

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $1.2 million in 2012 to our defined benefit pension plans.

At March 31, 2012, we had no borrowings under our $100 million revolving credit facility and had cash and cash equivalents of $140 million.

Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. We have repurchased a total of $57 million of shares under this authorization through March 31, 2012, of which $5.7 million was repurchased in the first three months of 2012. An additional $18 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2012.

We expect that our cash and cash flow from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.

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

We also may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at March 31, 2012.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2012			As of December 31, 2011
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value
Financial instruments subject to interest rate risk:
Term loan	$208,025	$208,025		$212,000	$212,000
Interest rate swap	54	54		—	—

Financial instruments subject to market value risk:
Investments held at cost	$15,082	$ (a	)	$15,299	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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