Form 10-Q
period 2012-06-30
SCRIPPS E W CO /DE
filed 2012-08-07
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2012 there were 42,637,875 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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

The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2012 and the remaining amount that may still be repurchased under the program:

3

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs
4/1/12 – 4/30/12	486,900	$9.56	$4,652,527	$13,299,761
5/1/12 – 5/31/12	394,300	$9.10	$3,589,534	$9,710,227
6/1/12 – 6/30/12	280,315	$8.92	$2,500,440	$7,209,787

Total	1,161,515	$9.25	$10,742,501

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

THE E. W. SCRIPPS COMPANY

Dated: August 7, 2012	BY: /s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

( in thousands )	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$167,106	$127,889
Restricted cash	10,010	10,010
Accounts and notes receivable (less allowances—$2,498 and $1,885)	128,043	135,537
Inventory	6,340	6,783
Deferred income taxes	6,624	7,228
Income taxes receivable	10,516	29,785
Miscellaneous	6,700	8,178

Total current assets	335,339	325,410

Investments	22,925	23,214
Property, plant and equipment	372,310	387,972
Goodwill	28,591	28,591
Intangible assets	148,284	151,858
Deferred income taxes	30,269	32,705
Miscellaneous	19,831	20,778

TOTAL ASSETS	$957,549	$970,528

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30,	December 31,
( in thousands, except share data )	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,477	$17,697
Customer deposits and unearned revenue	26,851	26,373
Current portion of long-term debt	15,900	15,900
Accrued liabilities:
Employee compensation and benefits	34,962	35,245
Miscellaneous	26,127	21,566
Other current liabilities	10,289	8,267

Total current liabilities	128,606	125,048

Long-term debt (less current portion)	188,150	196,100

Other liabilities (less current portion)	130,241	132,379

Equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 42,747,030 and 42,353,882 shares	427	424
Voting—authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	546	543
Additional paid-in capital	507,558	515,421
Retained earnings	97,106	96,105
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(742)	—
Pension liability adjustments	(96,396)	(97,548)

Total The E.W. Scripps Company shareholders’ equity	508,072	514,521
Noncontrolling interest	2,480	2,480

Total equity	510,552	517,001

TOTAL LIABILITIES AND EQUITY	$957,549	$970,528

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data )	2012	2011	2012	2011
Operating Revenues:
Advertising	$168,869	$138,748	$324,452	$271,403
Circulation	28,642	29,734	60,267	61,291
Other	19,423	14,552	39,342	30,698

Total operating revenues	216,934	183,034	424,061	363,392

Costs and Expenses:
Employee compensation and benefits	97,235	85,101	198,155	176,187
Programs and program licenses	14,499	15,519	28,954	30,995
Newsprint and press supplies	12,678	12,438	26,443	25,379
Other expenses	61,166	58,568	121,769	115,800
Pension expense	1,819	1,571	3,775	3,143
Acquisition and related integration costs	—	—	5,826	—
Restructuring costs	2,355	1,822	4,066	3,915

Total costs and expenses	189,752	175,019	388,988	355,419

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,832	9,712	21,362	19,816
Amortization of intangible assets	1,771	317	3,547	633
(Gains) losses, net on disposal of property, plant and equipment	212	205	(30)	242

Net depreciation, amortization and (gains) losses	12,815	10,234	24,879	20,691

Operating income (loss)	14,367	(2,219)	10,194	(12,718)
Interest expense	(3,211)	(412)	(6,365)	(805)
Miscellaneous, net	(1,435)	(43)	(1,552)	(732)

Income (loss) from operations before income taxes	9,721	(2,674)	2,277	(14,255)
Provision (benefit) for income taxes	4,305	(462)	1,276	(3,148)

Net income (loss)	5,416	(2,212)	1,001	(11,107)
Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$5,416	$(2,212)	$1,001	$(11,107)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.09	$(0.04)	$0.02	$(0.19)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.09	$(0.04)	$0.02	$(0.19)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$5,416	$(2,212)	$1,001	$(11,107)
Change in fair value of derivatives, net of tax of $477 and $445	(796)	—	(742)	—
Changes in defined pension plans, net of tax of $353, $276, $691 and $551	591	460	1,152	918

Total comprehensive income (loss)	5,211	(1,752)	1,411	(10,189)
Less comprehensive loss attributable to noncontrolling interest	—	—	—	—

Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$5,211	$(1,752)	$1,411	$(10,189)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Six months ended June 30,
( in thousands )	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$1,001	$(11,107)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	24,909	20,449
Contract termination fees	5,663	—
(Gains) losses net, on disposal of property, plant and equipment	(30)	242
Deferred income taxes	2,794	4,677
Excess tax benefits of share-based compensation plans	(4,311)	(6,021)
Stock and deferred compensation plans	4,881	5,751
Pension expense, net of payments	1,863	1,442
Other changes in certain working capital accounts, net	29,258	(29,536)
Miscellaneous, net	1,910	2,112

Net cash provided by (used in) operating activities	67,938	(11,991)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6,086)	(4,544)
Proceeds from sale of property, plant and equipment	435	513
Proceeds from sale of long term investments	51	2,650
Purchase of investments	(1,272)	(1,624)
Changes in restricted cash	—	(7,510)

Net cash used in investing activities	(6,872)	(10,515)

Cash Flows from Financing Activities:
Payments on long-term debt	(7,950)	—
Repurchase of Class A Common shares	(16,407)	(23,295)
Proceeds from exercise of employee stock options	4,605	1,670
Tax payments related to shares withheld for vested stock and RSUs	(7,423)	(9,368)
Excess tax benefits of share-based compensation plans	4,311	6,021
Miscellaneous, net	1,015	(472)

Net cash used in financing activities	(21,849)	(25,444)

Increase (decrease) in cash and cash equivalents	39,217	(47,950)

Cash and cash equivalents:
Beginning of period	127,889	204,924

End of period	$167,106	$156,974

Supplemental Cash Flow Disclosures

Interest paid	$4,735	$—

Income taxes paid	$741	$7,995

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY ( UNAUDITED )

( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss			(11,107)			(11,107)
Repurchase 2,591,464 Class A Common shares	(26)	(23,269)				(23,295)
Changes in defined pension plans				918		918
Excess tax benefits of compensation plans		6,900				6,900
Compensation plans: 2,036,680 net shares issued*	20	(2,000)	1			(1,979)

As of June 30, 2011	$577	$539,856	$100,535	$(80,629)	$2,630	$562,969

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net income			1,001			1,001
Repurchase 1,772,193 Class A Common shares	(18)	(16,389)				(16,407)
Changes in defined pension plans				1,152		1,152
Change in fair value of derivatives				(742)		(742)
Excess tax benefits of compensation plans		6,500				6,500
Compensation plans: 2,165,341 net shares issued*	21	2,026				2,047

As of June 30, 2012	$546	$507,558	$97,106	$(97,138)	$2,480	$510,552

*	Net of $7,423 in 2012 and $9,368 in 2011 of tax payments related to shares withheld for vested stock and RSUs.

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

Nature of Operations—We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via the Internet. Our media businesses are organized into the following reportable business segments: Television, Newspapers and Syndication and other. Additional information for our business segments is presented in the Notes to our Condensed Consolidated Financial Statements.

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

Share-based compensation costs totaled $1.6 million and $2.1 million for the second quarter of 2012 and 2011, respectively. Year-to-date share-based compensation costs totaled $4.7 million and $5.6 million in 2012 and 2011, respectively.

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

The following table presents information about basic and diluted weighted-average shares:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2012	2011	2012	2011
Numerator (for both basic and diluted earnings per share)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$5,416	$(2,212)	$1,001	$(11,107)
Less income allocated to unvested restricted stock and RSUs	(225)	—	(51)	—

Numerator for basic and diluted earnings per share	$5,191	$(2,212)	$950	$(11,107)

Denominator
Basic weighted-average shares outstanding	55,146	58,707	54,961	58,698
Effect of dilutive securities:
Stock options held by employees and directors	340	—	221	—

Diluted weighted-average shares outstanding	55,486	58,707	55,182	58,698

Anti-dilutive securities (1)	5,824	14,332	5,824	14,332

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended and the year-to-date period ended June 30, 2011, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

Derivative Financial Instruments—It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the statement of operations. All ineffective changes in derivative fair values are recognized currently in earnings.

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

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012, or later. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.

3. ACQUISITIONS

On December 30, 2011, we completed our acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) for $212 million in cash, plus a working capital adjustment estimated at $4.1 million. We financed the transaction pursuant to a credit agreement entered into December 9, 2011. The businesses acquired include four ABC affiliated television stations and five Azteca affiliated stations.

Pending the finalization of third-party valuation and other items, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

( in thousands )
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

	Three months ended	Six months ended
	June 30,	June 30,
( in thousands, except per share data ) (unaudited)	2011	2011
Operating revenues	$207,627	$409,444
Loss from operations attributable to the shareholders of The E.W. Scripps Company	(3,999)	(16,316)

Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.07)	$(0.28)
Diluted	$(0.07)	$(0.28)

Included in acquisition and related integration costs for the six-months ended June 30, 2012, is a $5.7 million non-cash charge to terminate the McGraw-Hill stations’ national representation agreement. We decided to use our existing national representative in all Scripps markets. As an inducement, our national representative firm agreed to pay the $5.7 million termination fee.

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

The effective income tax rate for the six months ended June 30, 2012, and 2011, was 56% and 22.1%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and interest on reserves for uncertain tax positions.

At June 30, 2012, we had net deferred tax assets of $37 million. Almost all of our deferred tax assets reverse in 2012 and 2013. We can use any tax losses resulting from the deferred tax assets reversing in 2012 to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

5. RESTRICTED CASH

At June 30, 2012, and December 31, 2011, we had $10 million in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total
Goodwill as of December 31, 2011 and June 30, 2012:

Gross balance	244,005	778,900	1,022,905
Accumulated impairment losses	(215,414)	(778,900)	(994,314)

Net balance	$28,591	$—	$28,591

Intangible assets consisted of the following:

	As of	As of
	June 30,	December 31,
( in thousands )	2012	2011
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	23,164
Other	3,765	3,765

Total carrying amount	104,913	105,773

Accumulated amortization:
Television network affiliation relationships	(3,764)	(1,796)
Customer lists and advertiser relationships	(8,935)	(8,287)
Other	(1,745)	(1,647)

Total accumulated amortization	(14,444)	(11,730)

Net amortizable intangible assets	90,469	94,043

Indefinite-lived intangible assets—FCC licenses	57,815	57,815

Total intangible assets	$148,284	$151,858

Estimated amortization expense of amortizable intangible assets for each of the next five years is $3.5 million for the remainder of 2012, $7.0 million in 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017 and $55.6 million in later years.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2012	2011
Variable rate credit facilities	$—	$—
Term loan	204,050	212,000

Long-term debt	204,050	212,000
Current portion of long-term debt	15,900	15,900

Long-term debt (less current portion)	188,150	196,100

Fair value of long-term debt *	$204,050	$212,000

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.

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

The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at June 30, 2012.

Interest is payable at rates based on LIBOR plus a margin based on our leverage ratio ranging from 3.5% to 4.0%. As of June 30, 2012, the interest rate was 4.25%. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2012, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on total borrowings was 4.25% at June 30, 2012.

Scheduled principal payments on long-term debt at June 30, 2012, are: $8.0 million for the remainder of 2012, $15.9 million in 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.

Under the terms of the Financing Agreement we granted the lenders mortgages on substantially all of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.

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

As of June 30, 2012, and December 31, 2011, we had outstanding letters of credit totaling $1.1 million.

8. FINANCIAL INSTRUMENTS

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates we may enter into interest rate financial instruments.

We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative which is designated as and qualifies as a cash flow hedge is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments designated as cash flow are shown below.

	June 30, 2012			December 31, 2011
	Notional	Fair value		Notional	Fair value
( in thousands )	Amount	Asset	Liability (1)	Amount	Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$75,000	$—	$1,187	$—	$—	$—

(1)	Balance recorded as “Other liabilities”

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

June 30, 2012
	Effective portion recognized in Accumulated OCL,	Reclassified from Accumulated OCL,	Ineffective portion and amount excluded from effectivness testing
( in thousands )	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps	$(1,187)	$—	$—

December 31, 2011
	Effective portion recognized in Accumulated OCL,	Reclassified from Accumulated OCL,	Ineffective portion and amount excluded from effectivness testing
( in thousands )	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—

9. FAIR VALUE MEASUREMENT

We measure certain financial assets at fair value on a recurring basis, such as derivatives. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets/(Liabilities):
Interest rate swap	$(1,187)	$—	$(1,187)	$—

December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Assets/(Liabilities):
Interest rate swap	$—	$—	$—	$—

10. OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)	As of June 30, 2012	As of December 31, 2011
Employee compensation and benefits	$13,199	$15,918
Liability for pension benefits	78,200	78,170
Liabilities for uncertain tax positions	17,114	16,687
Other	21,728	21,604

Other liabilities (less current portion)	$130,241	$132,379

11. NONCONTROLLING INTERESTS

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Six months ended
	June 30,
(in thousands)	2012	2011
Other changes in certain working capital accounts, net:
Accounts and notes receivable	$7,494	$11,183
Inventories	443	908
Income taxes receivable/payable—net	25,769	(23,073)
Accounts payable	(3,220)	(15,576)
Accrued employee compensation and benefits	(2,607)	(9,049)
Other accrued liabilities	(2,121)	(1,017)
Other, net	3,500	7,088

Total	$29,258	$(29,536)

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

The components of the benefit plans expense consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$13	$12	$26	$24
Interest cost	6,470	6,369	12,940	12,738
Expected return on plan assets, net of expenses	(5,642)	(5,752)	(11,283)	(11,504)
Amortization of prior service cost	1	—	1	1
Amortization of actuarial loss	869	672	1,739	1,344

Total for defined benefit plans	1,711	1,301	3,423	2,603
Multi-employer plans	114	126	234	233
SERP	211	270	455	540
Defined contribution plans	2,693	2,199	5,429	4,745

Net periodic benefit cost	$4,729	$3,896	$9,541	$8,121

We contributed $1.0 million to fund current benefit payments for our SERP during the first six months of 2012. We anticipate contributing an additional $0.5 million to fund the SERP’s benefit payments during the remainder of 2012. We contributed $0.8 million to our defined benefit plans during the first six months of 2012 and anticipate making contributions of $0.5 million during the remainder of 2012.

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

Syndication and other primarily include certain digital operations outside our newspaper and television markets and syndication of news features and comics and other features for the newspaper industry.

We allocate a portion of certain digital and corporate costs and expenses, including information technology, certain employee benefits, and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.

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

Effective January 1, 2012, we changed our defined benefit plan pension expense allocation policy to charge business segments only for the current service costs of defined benefit plans. We have recast the prior periods for this change.

Information regarding our business segments is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Segment operating revenues:
Television	$117,097	$77,042	$216,654	$145,994
Newspapers	97,180	101,960	201,559	208,132
Syndication and other	2,657	4,032	5,848	9,266

Total operating revenues	$216,934	$183,034	$424,061	$363,392

Segment profit (loss):
Television	$34,916	$13,963	$52,792	$20,719
Newspapers	4,566	5,896	11,731	12,315
Syndication and other	(642)	(1,444)	120	(1,874)
Shared services and corporate	(7,484)	(7,007)	(15,903)	(16,129)
Depreciation and amortization	(12,603)	(10,029)	(24,909)	(20,449)
Gains (losses), net on disposal of property, plant and equipment	(212)	(205)	30	(242)
Pension expense	(1,819)	(1,571)	(3,775)	(3,143)
Interest expense	(3,211)	(412)	(6,365)	(805)
Acquisition and related integration costs	—	—	(5,826)	—
Restructuring costs	(2,355)	(1,822)	(4,066)	(3,915)
Miscellaneous, net	(1,435)	(43)	(1,552)	(732)

Income (loss) from operations before income taxes	$9,721	$(2,674)	$2,277	$(14,255)

Depreciation:
Television	$5,768	$3,967	$11,389	$8,176
Newspapers	4,823	5,398	9,473	10,881
Syndication and other	12	58	24	113
Shared services and corporate	229	289	476	646

Total depreciation	$10,832	$9,712	$21,362	$19,816

Amortization of intangibles:
Television	$1,594	$80	$3,189	$158
Newspapers	177	237	358	475

Total amortization of intangibles	$1,771	$317	$3,547	$633

Additions to property, plant and equipment:
Television	$3,975	$2,577	$4,551	$3,503
Newspapers	392	402	926	762
Syndication and other	260	295	260	295
Shared services and corporate	322	—	349	41

Total additions to property, plant and equipment	$4,949	$3,274	$6,086	$4,601

No single customer provides more than 10% of our revenue.

15. CAPITAL STOCK

Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. Through June 30, 2012, we repurchased a total of $68 million of shares at prices ranging from $6.55 to $10.03 per share, of which $16 million was repurchased in 2012. An additional $7 million of shares may be repurchased pursuant to the authorization. The shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The authorization expires December 31, 2012.

16. SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.

During 2012, we paid SNI $0.4 million for its share of tax refund claims for prior years.

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

Executive Overview

As we exited 2011, our television business was exhibiting signs of strength as key local advertising categories were consistently reporting healthy year-over-year gains. At the end of 2011, we added nine local television stations in four markets from the acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”), for $212 million in cash, plus a $4.1 million working capital adjustment. This acquisition shifted the balance of the company’s assets toward the television business.

Local and national advertising, particularly automobile advertising, has continued to be strong in 2012. We have also benefitted from early political advertising and anticipate spending in this political cycle will exceed any previous cycle. At the end of 2011 and in early 2012, we renewed retransmission consent agreements with several cable television system operators at substantially higher rates. We expect to continue to benefit in the coming years as we regain control of our retransmission rights. For the past four years, Scripps has received payment for many of its broadcast signals from Scripps Networks Interactive, Inc. (“SNI”), which negotiated our retransmission consent agreements until we spun it off in 2008. As these contracts have been expiring, we have been renegotiating new contracts with the cable and satellite operators at current market rates, which are significantly higher than the rates we receive from SNI. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

In 2011, we initiated a plan to take greater control of our programming expenses by replacing expensive syndicated content with less expensive programming, some of which will be developed internally or in partnership with others. We believe this strategy has the potential to improve the division’s financial performance for years to come. In September 2012, we will launch two original shows – a new game show called “Let’s Ask America” and a nightly news magazine called “The List” – in seven of our markets, with the intention of rolling them out in the rest of our markets when contractual conditions permit. These shows also can be syndicated to non-Scripps markets. We will be incurring significant marketing resources to support the mid-September launch of these programs.

Stabilization of the profitability of our newspaper portfolio is the goal of a number of activities pursued by management. We have completed much of our functional reorganization and restructuring, and have begun implementing common advertising and circulation systems across our markets. The first installation of this system was completed in first quarter 2012, and we expect implementations to continue through 2013. We also are pursuing a number of marketing and pricing strategies to strengthen our base of subscribers and improve our circulation revenue. By eliminating unprofitable products from the portfolios in our newspaper markets, increasing resources to sell products with the highest revenue potential, and focusing on key sales metrics with the help of new customer relationship management tools, we believe our sales executives are better positioned than in previous years to improve the financial performance of the division. We also continue to increase efforts to print and distribute other publications within our newspaper markets.

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

The new digital effort already has yielded new or soon-to-be-delivered products that have been made available to our broadcast television and newspaper businesses on a variety of digital platforms. For example, we became the first broadcaster to launch apps that stream live news coverage to mobile devices from every one of its stations. We have launched a number of leading-edge mobile apps that are consistent with our mission of being each market’s most-trusted source of news and information. Our first paid, national mobile app debuted with a successful launch and positive consumer acceptance in the second quarter. Similar national products are due to be launched in the second half of the year. In multiple newspaper markets we are experimenting with a variety of business models that will allow us to charge for online content. We also have investments in several promising businesses that span the digital landscape, from mobile broadcasting to “connected television” to social gaming.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, we believe the following discussion of our consolidated results of operations should be read in conjunction with the discussion of the operating performance of our individual business segments.

Consolidated Results of Operations

Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2012	Change	2011	2012	Change	2011
Operating revenues	$216,934	18.5%	183,034	$424,061	16.7%	$363,392
Employee compensation and benefits	(97,235)	14.3%	(85,101)	(198,155)	12.5%	(176,187)
Programs and program licenses	(14,499)	(6.6)%	(15,519)	(28,954)	(6.6)%	(30,995)
Newsprint and press supplies	(12,678)	1.9%	(12,438)	(26,443)	4.2%	(25,379)
Other expenses	(61,166)	4.4%	(58,568)	(121,769)	5.2%	(115,800)
Pension expense	(1,819)	15.8%	(1,571)	(3,775)	20.1%	(3,143)
Acquisition and related integration costs	—		—	(5,826)		—
Restructuring costs	(2,355)	29.3%	(1,822)	(4,066)	3.9%	(3,915)
Depreciation and amortization	(12,603)	25.7%	(10,029)	(24,909)	21.8%	(20,449)
Gains (losses), net on disposal of property, plant and equipment	(212)		(205)	30		(242)

Operating income (loss)	14,367		(2,219)	10,194		(12,718)
Interest expense	(3,211)		(412)	(6,365)		(805)
Miscellaneous, net	(1,435)		(43)	(1,552)		(732)

Income (loss) from operations before income taxes	9,721		(2,674)	2,277		(14,255)
(Provision) benefit for income taxes	(4,305)		462	(1,276)		3,148

Net income (loss)	5,416		(2,212)	1,001		(11,107)
Net income (loss) attributable to noncontrolling interests	—		—	—		—

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$5,416		$(2,212)	$1,001		$(11,107)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.09		$(0.04)	$0.02		$(0.19)

Operating revenues increased 18.5% in the 2012 quarter on an as reported basis and 3.3% excluding the results of the acquisition of the McGraw-Hill television stations. The revenues from the acquired stations and a 15.8% increase in revenues in our legacy television stations offset a 4.7% decrease in our newspaper revenues. Revenues increased 16.7% year-to-date on an as reported basis and 2.8% excluding the acquired stations.

Employee compensation and benefits increased 14.3% in the second quarter on an as reported basis and 1.6% excluding the acquired stations. Employee compensation and benefits increased 12.5% year-to-date on an as reported basis and were flat excluding the acquired stations. Employee compensation and benefits excluding the impact of the McGraw-Hill acquisition increased in the second quarter 2012 primarily due to increased staffing to support newsroom initiatives, additional staffing to support production of internally produced programming and compensation increases. These increases were partially offset by reductions in the number of employees in our newspaper division.

Excluding the acquired stations, programs and program licenses decreased 26% in the 2012 second quarter and year-to-date periods primarily as a result of replacing Oprah with lower-priced programming late in the third quarter of 2011.

Newsprint and press supplies increased 1.9% and 4.2% in the 2012 quarter and the year-to-date periods, respectively primarily due to increased outside printing costs associated with the “print and deliver” initiative and the increased use of color ink.

Other expenses increased 4.4% and 5.2% on an as reported basis in the 2012 quarter and year-to-date periods, respectively, and decreased 6.7% and 5.8%, respectively, excluding the acquired stations. The decrease was due to lower syndication royalty expenses as a result of sourcing most of our syndication business activities to Univeral uClick in the second quarter of 2011.

Acquisition and related integration costs for the year-to-date period include costs associated with the acquisition of the McGraw-Hill television station group, including a $5.7 million non-cash charge associated with the cancellation of the contract with the national advertising firm that represented the acquired stations.

Interest expense increased to $3.2 million in the 2012 quarter and $6.4 million in the year-to-date period due to the borrowings associated with the acquisition of McGraw-Hill television stations.

The effective income tax rate was 56% and 22.1% for the six-month period ended June 30, 2012 and 2011, respectively. The primary reason for the difference between this rate and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and interest on uncertain tax positions.

Television

Television includes ten ABC-affiliated stations, three NBC-affiliated stations, five Azteca-affiliated stations and one independent station. Our television stations reach approximately 13% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.

National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally produced programs, jointly produced programs, syndicated programs, sporting events, and other programs of interest in each station’s market. News is the primary focus of our locally produced programming.

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

Operating results for television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2012	Change	2011	2012	Change	2011
Segment operating revenues:
Local	$60,248	31.8%	45,712	$116,677	34.4%	$86,828
National	31,491	40.0%	22,486	57,174	34.6%	42,490
Political	11,211		938	15,897		1,382
Digital	3,540	47.3%	2,403	6,624	48.3%	4,467
Retransmission	7,838	103.2%	3,857	15,599	99.7%	7,813
Other	2,769	68.2%	1,646	4,683	55.4%	3,014

Total segment operating revenues	117,097	52.0%	77,042	216,654	48.4%	145,994

Segment costs and expenses:
Employee compensation and benefits	44,353	44.0%	30,803	89,570	43.3%	62,516
Programs and program licenses	14,499	(6.6)%	15,519	28,954	(6.6)%	30,995
Other expenses	23,329	39.2%	16,757	45,338	42.7%	31,764

Total segment costs and expenses	82,181	30.3%	63,079	163,862	30.8%	125,275

Segment profit	$34,916		$13,963	$52,792		$20,719

The comparability of our television division operating results are impacted by the December 30, 2011, acquisition of the McGraw-Hill television station group, the results of which are included following its acquisition date.

Revenues

Television revenues increased 52% for the 2012 second quarter on an as reported basis and 15.8% excluding the impact of the acquisition. For the six months ended June 30, 2012, revenues increased 48.4%, on an as reported basis and 13.9% excluding the impact of the acquisition.

Television time sales excluding the impact of the acquired stations increased by $9.7 million or 14.1% for the 2012 quarter compared to the prior year and $15.8 million or 12.1% for the year-to-date period compared to the prior year. Reported revenues were bolstered by strong local time sales as well as $10.3 million in incremental political advertising in the 2012 quarter compared to 2011.

Retransmission revenues increased 40.9% or $1.6 million for the 2012 quarter and 39.1% or $3.1 million for the year-to-date period excluding the impact of the acquisition. We renewed certain agreements at higher rates and experienced rate increases built into our continuing agreements. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues for the 2012 second quarter increased $1.1 million on a reported basis and $0.5 million excluding the impact of the acquisition. Digital revenues for the year-to-date period increased $2.2 million on a reported basis and $0.9 million excluding the impact of the acquisition.

Other revenues include revenue from news production and television services provided by our West Palm Beach television station to the Raycom station in that market. Other revenues were essentially flat when the impact of the acquisition is excluded from reported results.

Costs and expenses

Total costs and expenses increased 30.3% and 30.8% on an as reported basis for the 2012 quarter and the year-to-date period, respectively, and decreased by 2.0% for the 2012 quarter and 1.5% for the year-to-date period excluding the impact of the acquisition.

Excluding the impact of the acquired stations, employee compensation and benefits increased by 8.9% in the 2012 second quarter and 8.5% for the year-to-date period compared to the prior year periods, primarily due to increased staffing to support newsroom initiatives, additional staffing to support production of internally produced programming and compensation increases.

Excluding the impact of the acquired stations, programs and program licenses decreased 26% for the 2012 second quarter and year-to-date periods primarily as a result of replacing Oprah with lower-priced programming late in the third quarter of 2011.

Other expenses, excluding the acquired stations, were essentially unchanged in the quarter and year-to-date periods.

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

Operating results for our newspaper business were as follows:

(in thousands)	2012	Quarter Period Change	2011	2012	Year-to-date Change	2011
Segment operating revenues:
Local	$19,380	(6.4)%	$20,698	$39,722	(5.4)%	$42,006
Classified	19,291	(3.8)%	20,046	39,395	(3.9)%	40,977
National	2,237	(28.4)%	3,126	4,695	(30.3)%	6,739
Preprint and other	15,944	(8.3)%	17,395	33,264	(4.0)%	34,664

Print advertising	56,852	(7.2)%	61,265	117,076	(5.9)%	124,386
Circulation	28,642	(3.7)%	29,735	60,267	(1.7)%	61,292
Digital	6,502	(3.3)%	6,723	12,990	(1.0)%	13,122
Other	5,184	22.4%	4,237	11,226	20.3%	9,332

Total segment operating revenues	97,180	(4.7)%	101,960	201,559	(3.2)%	208,132

Segment costs and expenses:
Employee compensation and benefits	44,532	(5.5)%	47,117	90,274	(6.7)%	96,787
Newsprint and press supplies	12,678	1.9%	12,437	26,443	4.2%	25,378
Distribution services	12,320	(2.2)%	12,603	25,533	0.8%	25,322
Other expenses	23,084	(3.4)%	23,907	47,578	(1.6)%	48,330

Total segment costs and expenses	92,614	(3.6)%	96,064	189,828	(3.1)%	195,817

Segment profit	$4,566	(22.6)%	$5,896	$11,731	(4.7)%	$12,315

Revenues

Print advertising revenues declined as a sluggish economic recovery and secular changes in the demand for newspaper advertising continued to affect the operating revenue of newspaper publishers throughout the country. Revenues also declined from our efforts to rationalize non-profitable product offerings. Automotive and employment classified advertising and advertising by large national retailers remained particularly weak.

Preprint and other revenues declined in the quarter and year-to-date periods compared to the prior year as demand was affected by the same factors as our print advertising revenues. Preprint and other products include inserts and single-sheet advertisements included with the daily newspaper, niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. We are increasing efforts to sell single-sheet advertisements delivered with our newspapers and to all homes in a market (the “print and deliver” initiative).

Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. Pure-play digital advertising was flat for the 2012 year-to-date period and decreased 2.1% in the 2012 quarter.

Circulation revenue decreased in the quarter and year-to-date periods compared to the prior year, as higher circulation rates did not offset declines in circulation net paid levels. The declines are mostly from weakness in single-copy sales, especially on Sunday.

Other operating revenues, which represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services, increased due to the impact of initiatives to garner additional revenues in these areas. For example, we began printing and distributing a military base publication in our Kitsap, Washington, market in the third quarter of 2011 and have expanded certain services we provide other daily and weekly newspapers in our Ventura market.

Costs and expenses

Employee compensation and benefits decreased in the 2012 second quarter and the year-to-date period due to the fourth quarter 2011 reduction in force initiative, which reduced the number of employees, and the shifting of employees to the digital group. Our Newspaper segment now receives a cross charge which is included in other expenses.

Newsprint and press supplies increased 1.9% and 4.2% for the 2012 quarter and the year-to-date period, respectively, primarily due to increased outside printing costs associated with the “print and deliver” initiative and the increased use of color ink.

Distribution services were substantially unchanged in the 2012 quarter and year-to-date period compared to the prior year.

Other expenses decreased in the 2012 quarter and year-to-date period primarily due to cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Cash flow from operating activities in the first six months of 2012 increased $80 million compared to the first six months of 2011. Stronger segment profit in the 2012 period, the timing of tax payments and refunds, and strong collections of accounts receivable led to most of the improvement. In 2012, we received $28 million of tax refunds from the carryback of 2010 tax losses to prior years.

Capital expenditures in the first half of 2012 were $6.1 million, up from $4.5 million in the prior year. We expect total capital expenditures for 2012 to be approximately $25 million.

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.5 million in the remainder of 2012 to our defined benefit pension plans.

At June 30, 2012, we had no borrowings under our $100 million revolving credit facility and had cash and cash equivalents of $167 million.

Our board of directors authorized the repurchase up to $75 million of our Class A Common shares in 2010. We have repurchased a total of $68 million of shares under this authorization through June 30, 2012, of which $16 million was repurchased in the first six months of 2012. An additional $7 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2012.

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

We may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at June 30, 2012.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2012			As of December 31, 2011
	Cost	Fair		Cost	Fair
(in thousands)	Basis	Value		Basis	Value
Financial instruments subject to interest rate risk:
Term loan	$204,050	$204,050		$212,000	$212,000
Interest rate swap	1,187	1,187		—	—

Financial instruments subject to market value risk:
Investments held at cost	$15,082	$ (a	)	$15,299	$ (a	)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

CONTROLS	AND PROCEDURES

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