Form 10-Q
period 2012-09-30
SCRIPPS E W CO /DE
filed 2012-11-09
CIK 832428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2012 there were 43,024,744 of the Registrant’s Class A Common shares outstanding and 11,932,735 of the Registrant’s Common Voting shares outstanding.

INDEX TO THE E. W. SCRIPPS COMPANY

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, except to the following risk factor which has been updated:

Ownership of our Common Voting shares could inhibit potential changes of control.

Approximately 90% of our Common Voting shares are held of record by The Edward W. Scripps Trust. This Trust terminated on October 18, 2012, and all of its assets, including the Common Voting shares, will be distributed in the near future to the Trust beneficiaries, who are descendants of E. W. Scripps, the founder of the Company. Certain beneficiaries of the Trust are signatories to an agreement that governs transfer and voting of the Common Voting shares. This agreement, known as the Scripps Family Agreement, became effective with the termination of the Trust. Upon distribution of the Trust’s assets, Common Voting shares subject to the Scripps Family Agreement will represent approximately 98% of the Common Voting shares.

Until such distribution, the Trust will continue to be the record holder of the Common Voting shares. The trustees of the Trust have requested the Ohio Probate Court with jurisdiction over the Trust to authorize them to vote the Common Voting shares, during the period prior to distribution of the Trust assets, in accordance with procedures set forth in the Scripps Family Agreement.

As a result of the foregoing, the trustees currently have, and the parties to the Scripps Family Agreement will have, the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction, the market price of our Class A Common shares could be adversely affected.

3

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2012 and the remaining amount that may still be repurchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs
7/1/12 - 7/31/12	143,600	$9.47	$1,359,675	$5,850,112
8/1/12 - 8/31/12	392,500	$10.14	$3,980,532	$1,869,580
9/1/12 - 9/30/12	170,160	$10.68	$1,869,580	$—

Total	706,260	$10.13	$7,209,787

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

THE E. W. SCRIPPS COMPANY

Dated: November 9, 2012	BY:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

THE E. W. SCRIPPS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	As of September 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$209,668	$127,889
Restricted cash	10,010	10,010
Accounts and notes receivable (less allowances -$2,445 and $1,885)	119,444	135,537
Inventory	6,484	6,783
Deferred income taxes	7,662	7,228
Income taxes receivable	9,358	29,785
Miscellaneous	7,731	8,178

Total current assets	370,357	325,410

Investments	25,546	23,214
Property, plant and equipment	369,909	387,972
Goodwill	27,966	28,591
Intangible assets	146,535	151,858
Deferred income taxes	25,435	32,705
Miscellaneous	18,461	20,778

TOTAL ASSETS	$984,209	$970,528

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	As of September 30, 2012	As of December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,215	$17,697
Customer deposits and unearned revenue	31,064	26,373
Current portion of long-term debt	15,900	15,900
Accrued liabilities:
Employee compensation and benefits	42,149	35,245
Miscellaneous	27,205	21,566
Other current liabilities	11,523	8,267

Total current liabilities	147,056	125,048

Long-term debt (less current portion)	184,175	196,100

Other liabilities (less current portion)	127,121	132,379

Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 42,932,081 and 42,353,882 shares	429	424
Voting - authorized: 60,000,000 shares; issued and outstanding: 11,932,735 and 11,932,735 shares	119	119

Total	548	543
Additional paid-in capital	510,640	515,421
Retained earnings	109,108	96,105
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(1,099)	—
Pension liability adjustments	(95,820)	(97,548)

Total The E.W. Scripps Company shareholders’ equity	523,377	514,521
Noncontrolling interest	2,480	2,480

Total equity	525,857	517,001

TOTAL LIABILITIES AND EQUITY	$984,209	$970,528

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues:
Advertising	$175,029	$126,647	$499,481	$398,050
Circulation	27,801	28,606	88,068	89,897
Other	16,814	12,618	56,156	43,316

Total operating revenues	219,644	167,871	643,705	531,263

Costs and Expenses:
Employee compensation and benefits	96,717	82,038	294,872	258,225
Programs and program licenses	14,605	15,136	43,559	46,131
Newsprint and press supplies	11,658	12,026	38,101	37,405
Other expenses	61,776	53,266	183,545	169,066
Pension expense	1,980	2,158	5,755	5,301
Acquisition and related integration costs	—	—	5,826	—
Restructuring costs	2,354	2,614	6,420	6,529

Total costs and expenses	189,090	167,238	578,078	522,657

Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,359	9,733	31,721	29,549
Amortization of intangible assets	1,777	319	5,324	952
Impairment of long-lived assets	—	9,000	—	9,000
(Gains) losses, net on disposal of property, plant and equipment	80	(476)	50	(234)

Net depreciation, amortization and (gains) losses	12,216	18,576	37,095	39,267

Operating income (loss)	18,338	(17,943)	28,532	(30,661)
Interest expense	(3,288)	(362)	(9,653)	(1,167)
Miscellaneous, net	(900)	110	(2,452)	(622)

Income (loss) from operations before income taxes	14,150	(18,195)	16,427	(32,450)
Provision (benefit) for income taxes	2,148	(7,473)	3,424	(10,621)

Net income (loss)	12,002	(10,722)	13,003	(21,829)
Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$12,002	$(10,722)	$13,003	$(21,829)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.21	$(0.19)	$0.23	$(0.38)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.21	$(0.19)	$0.22	$(0.38)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$12,002	$(10,722)	$13,003	$(21,829)
Change in fair value of derivatives, net of tax of $214 and $659	(357)	—	(1,099)	—
Changes in defined pension plans, net of tax of $347, $367, $1,038 and $917	576	610	1,728	1,528

Total comprehensive income (loss)	12,221	(10,112)	13,632	(20,301)
Less comprehensive loss attributable to noncontrolling interest	—	—	—	—

Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$12,221	$(10,112)	$13,632	$(20,301)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$13,003	$(21,829)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	37,045	30,501
Contract termination fees	5,663	—
Impairment of long-lived assets	—	9,000
(Gains) losses net, on disposal of property, plant and equipment	50	(234)
Deferred income taxes	6,463	4,617
Excess tax benefits of share-based compensation plans	(4,320)	(6,021)
Stock and deferred compensation plans	6,397	6,921
Pension expense, net of payments	3,434	2,297
Other changes in certain working capital accounts, net	56,645	(25,374)
Miscellaneous, net	(102)	4,623

Net cash provided by operating activities	124,278	4,501

Cash Flows from Investing Activities:
Acquisitions	(266)	—
Additions to property, plant and equipment	(14,166)	(7,823)
Proceeds from sale of property, plant and equipment	451	1,674
Proceeds from sale of long-term investments	51	2,650
Purchase of investments	(4,666)	(7,072)
Changes in restricted cash	—	(7,510)

Net cash used in investing activities	(18,596)	(18,081)

Cash Flows from Financing Activities:
Payments on long-term debt	(11,925)	—
Repurchase of Class A Common shares	(23,564)	(39,333)
Proceeds from exercise of employee stock options	12,575	2,037
Tax payments related to shares withheld for vested stock and RSUs	(7,524)	(9,509)
Excess tax benefits of share-based compensation plans	4,320	6,021
Miscellaneous, net	2,215	(3,086)

Net cash used in financing activities	(23,903)	(43,870)

Increase (decrease) in cash and cash equivalents	81,779	(57,450)

Cash and cash equivalents:
Beginning of period	127,889	204,924

End of period	$209,668	$147,474

Supplemental Cash Flow Disclosures

Interest paid	$7,090	$—

Income taxes paid	$1,012	$8,312

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss			(21,829)			(21,829)
Repurchase 4,585,593 Class A Common shares	(46)	(39,287)				(39,333)
Changes in defined pension plans				1,528		1,528
Excess tax benefits of compensation plans		6,900				6,900
Compensation plans: 2,067,088 net shares issued*	21	(121)	1			(99)

As of September 30, 2011	$558	$525,717	$89,813	$(80,019)	$2,630	$538,699

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net income			13,003			13,003
Repurchase 2,478,453 Class A Common shares	(25)	(23,539)				(23,564)
Changes in defined pension plans				1,728		1,728
Change in fair value of derivatives				(1,099)		(1,099)
Excess tax benefits of compensation plans		7,400				7,400
Compensation plans: 3,056,652 net shares issued*	30	11,358				11,388

As of September 30, 2012	$548	$510,640	$109,108	$(96,919)	$2,480	$525,857

*	Net of $7,524 in 2012 and $9,509 in 2011 of tax payments related to shares withheld for vested stock and RSUs.

See notes to condensed consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations - We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via digital platforms. Our media businesses are organized into the following reportable business segments: Television, Newspapers and Syndication and other. Additional information for our business segments is presented in the Notes to our Condensed Consolidated Financial Statements.

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

Revenue Recognition - We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Our primary sources of revenue are from the sale of print, broadcast and digital advertising and the sale of newspapers.

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

Share-based compensation costs totaled $1.5 million and $1.6 million for the third quarter of 2012 and 2011, respectively. Year-to-date share-based compensation costs totaled $6.2 million and $7.1 million in 2012 and 2011, respectively.

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

The following table presents information about basic and diluted weighted-average shares:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Numerator (for both basic and diluted earnings per share)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$12,002	$(10,722)	$13,003	$(21,829)
Less income allocated to unvested restricted stock and RSUs	(496)	—	(617)	—

Numerator for basic and diluted earnings per share	$11,506	$(10,722)	$12,386	$(21,829)

Denominator
Basic weighted-average shares outstanding	54,637	56,834	54,852	58,071
Effect of dilutive securities:
Stock options held by employees and directors	574	—	338	—

Diluted weighted-average shares outstanding	55,211	56,834	55,190	58,071

Anti-dilutive securities (1)	4,415	14,230	4,415	14,230

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended and the year-to-date period ended September 30, 2011, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

Derivative Financial Instruments - It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the statement of operations. All ineffective changes in derivative fair values are recognized currently in earnings.

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

Recently Adopted Accounting Standards - In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.

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

Recently Issued Accounting Standards - In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements; rather it may change management’s approach to testing indefinite-lived intangible assets for impairment.

3.	ACQUISITIONS

On December 30, 2011, we completed our acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) for $212 million in cash, plus a working capital adjustment of $4.4 million. We financed the transaction pursuant to a credit agreement entered into December 9, 2011. The businesses acquired include four ABC affiliated television stations and five Azteca affiliated stations.

We finalized the determination of the fair values of the assets acquired and the liabilities assumed in the third quarter of 2012. There were no material changes in the fair values of the assets acquired and the liabilities assumed from the preliminary amounts determined as of December 31, 2011. Goodwill decreased by $0.6 million from the preliminary amount. The table below summarizes the final fair values:

(in thousands)
Assets:
Accounts receivable	$19,768
Other current assets	891
Investments	4,558
Property, plant and equipment	37,837
Intangible assets	130,100
Goodwill	27,966

Total assets acquired	221,120
Current liabilities	4,712

Net purchase price	$216,408

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2010, are included in the following table. The pro forma information includes the historical results of operations of Scripps and McGraw-Hill and adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes the pre-acquisition transaction related expenses incurred by the acquired companies. The pro forma information does not include efficiencies, costs reductions and synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

(in thousands, except per share data) (unaudited)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Operating revenues	$188,620	$598,064
Loss from operations attributable to the shareholders of The E.W. Scripps Company	(15,254)	(31,570)
Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.27)	$(0.54)
Diluted	$(0.27)	$(0.54)

Included in acquisition and related integration costs for the nine-months ended September 30, 2012, is a $5.7 million non-cash charge to terminate the McGraw-Hill stations’ national representation agreement. We decided to use our existing national representative in all Scripps markets. As an inducement, our existing national representative firm agreed to pay the $5.7 termination fee on our behalf.

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

The effective income tax rate for the nine months ended September 30, 2012, and 2011, was 20.8% and 32.7%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and reserves for uncertain tax positions (including interest). We recognized $3.7 million of previously unrecognized tax benefits in the third quarter of 2012 when the statutes of limitations lapsed in certain tax jurisdictions. In the third quarter of 2011, we reached an agreement with the Internal Revenue Service to settle the examinations of our 2005 through 2009 tax returns. We recognized additional tax benefits of approximately $1 million as a result of the settlement.

At September 30, 2012, we had net deferred tax assets of $33.1 million. Almost all of our deferred tax assets reverse in 2013. We can use any tax losses resulting from the deferred tax assets reversing in 2013 to claim refunds of taxes paid in prior periods. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

5.	RESTRICTED CASH

At September 30, 2012, and December 31, 2011, we had $10 million in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total
Goodwill as of September 30, 2012:

Gross balance	243,380	778,900	1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)

Net balance, September 30, 2012	$27,966	$—	$27,966

Goodwill as of December 31, 2011:

Gross balance	244,005	778,900	1,022,905
Accumulated impairment losses	(215,414)	(778,900)	(994,314)

Net balance, December 31, 2011	$28,591	$—	$28,591

Intangible assets consisted of the following:

(in thousands)	As of September 30, 2012	As of December 31, 2011
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	23,164
Other	3,765	3,765

Total carrying amount	104,913	105,773

Accumulated amortization:
Television network affiliation relationships	(4,759)	(1,796)
Customer lists and advertiser relationships	(9,640)	(8,287)
Other	(1,794)	(1,647)

Total accumulated amortization	(16,193)	(11,730)

Net amortizable intangible assets	88,720	94,043
Indefinite-lived intangible assets - FCC licenses	57,815	57,815

Total intangible assets	$146,535	$151,858

Estimated amortization expense of amortizable intangible assets for each of the next five years is $1.8 million for the remainder of 2012, $7.0 million in 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017 and $55.5 million in later years.

7.	LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	As of September 30, 2012	As of December 31, 2011
Variable rate credit facilities	$—	$—
Term loan	200,075	212,000

Long-term debt	200,075	212,000
Current portion of long-term debt	15,900	15,900

Long-term debt (less current portion)	$184,175	$196,100

Fair value of long-term debt *	$200,075	$212,000

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.

On December 9, 2011, we entered into a $312 million revolving credit and term loan agreement (“Financing Agreement”) to finance the acquisition of McGraw-Hill Broadcasting, Inc. and to provide liquidity for ongoing operations. The Financing Agreement has a five-year term and includes a $212 million term loan and a $100 million revolving credit facility.

The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at September 30, 2012.

Interest is payable at rates based on LIBOR plus a margin based on our leverage ratio ranging from 3.5% to 4.0%. As of September 30, 2012, the interest rate was 4.22%. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2012, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on total borrowings was 4.25% at September 30, 2012.

Scheduled principal payments on long-term debt at September 30, 2012, are: $4.0 million for the remainder of 2012, $15.9 million in 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.

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

As of September 30, 2012, and December 31, 2011, we had outstanding letters of credit totaling $1.1 million.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments designated as cash flow are shown below.

	September 30, 2012			December 31, 2011
	Notional	Fair value		Notional	Fair value
(in thousands)	Amount	Asset	Liability (1)	Amount	Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$75,000	$—	$1,758	$—	$—	$—

(1)	Balance recorded as “Other liabilities”

The above derivative instrument that is designated and qualifies as a cash flow hedge and the effective portion of the unrealized gain and loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gain and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

September 30, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectivness testing Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps	$(1,758)	$—	$—

December 31, 2011
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectivness testing Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—

9.	FAIR VALUE MEASUREMENT

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

September 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets/(Liabilities):
Interest rate swap	$(1,758)	$—	$(1,758)	$—

December 31, 2011
( in thousands )	Total	Level 1	Level 2	Level 3
Assets/(Liabilities):
Interest rate swap	$—	$—	$—	$—

10.	OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)	As of September 30, 2012	As of December 31, 2011
Employee compensation and benefits	$12,983	$15,918
Liability for pension benefits	78,854	78,170
Liabilities for uncertain tax positions	13,402	16,687
Other	21,882	21,604

Other liabilities (less current portion)	$127,121	$132,379

11.	NONCONTROLLING INTERESTS

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional information about the change in certain working capital accounts:

	Nine months ended September 30,
(in thousands)	2012	2011
Other changes in certain working capital accounts, net:
Accounts and notes receivable	$16,376	$16,380
Inventories	299	875
Income taxes (receivable) payable, net	27,827	(30,960)
Accounts payable	1,517	(15,016)
Accrued employee compensation and benefits	4,756	(5,592)
Other accrued liabilities	1,708	3,276
Other, net	4,162	5,663

Total	$56,645	$(25,374)

13.	EMPLOYEE BENEFIT PLANS

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

The components of the benefit plans expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$13	$12	$39	$36
Interest cost	6,470	6,710	19,410	19,448
Expected return on plan assets, net of expenses	(5,641)	(5,753)	(16,924)	(17,257)
Amortization of prior service cost	1	—	2	1
Amortization of actuarial loss	870	893	2,609	2,237

Total for defined benefit plans	1,713	1,862	5,136	4,465
Multi-employer plans	119	116	353	349
SERP	268	296	620	836
Defined contribution plans	2,625	2,234	8,054	6,979

Net periodic benefit cost	$4,725	$4,508	$14,163	$12,629

We contributed $1.2 million to fund current benefit payments for our SERP during the nine months ended September 30, 2012. We anticipate contributing an additional $0.2 million to fund the SERP’s benefit payments during the remainder of 2012. We contributed $1.0 million to our defined benefit plans during the nine months ended September 30, 2012, and anticipate making contributions of $0.3 million during the remainder of 2012.

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

Information regarding our business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Segment operating revenues:
Television	$125,329	$69,939	$341,983	$215,933
Newspapers	92,390	95,948	293,949	304,080
Syndication and other	1,925	1,984	7,773	11,250

Total operating revenues	$219,644	$167,871	$643,705	$531,263

Segment profit (loss):
Television	$41,835	$8,064	$94,627	$28,783
Newspapers	4,249	3,003	15,980	15,318
Syndication and other	(1,827)	161	(1,707)	(1,713)
Shared services and corporate	(9,369)	(5,823)	(25,272)	(21,952)
Depreciation and amortization	(12,136)	(10,052)	(37,045)	(30,501)
Impairment of long-lived assets	—	(9,000)	—	(9,000)
Gains (losses), net on disposal of property, plant and equipment	(80)	476	(50)	234
Pension expense	(1,980)	(2,158)	(5,755)	(5,301)
Interest expense	(3,288)	(362)	(9,653)	(1,167)
Acquisition and related integration costs	—	—	(5,826)	—
Restructuring costs	(2,354)	(2,614)	(6,420)	(6,529)
Miscellaneous, net	(900)	110	(2,452)	(622)

Income (loss) from operations before income taxes	$14,150	$(18,195)	$16,427	$(32,450)

Depreciation:
Television	$5,645	$4,193	$17,034	$12,369
Newspapers	4,464	5,254	13,937	16,135
Syndication and other	12	13	36	126
Shared services and corporate	238	273	714	919

Total depreciation	$10,359	$9,733	$31,721	$29,549

Amortization of intangibles:
Television	$1,612	$80	$4,801	$238
Newspapers	165	239	523	714

Total amortization of intangibles	$1,777	$319	$5,324	$952

Additions to property, plant and equipment:
Television	$4,716	$2,701	$9,267	$6,204
Newspapers	357	501	1,283	1,263
Syndication and other	381	67	641	362
Shared services and corporate	2,627	9	2,976	50

Total additions to property, plant and equipment	$8,081	$3,278	$14,167	$7,879

No single customer provides more than 10% of our revenue.

15.	CAPITAL STOCK

In 2010 our board of directors authorized the repurchase of up to $75 million of our Class A Common shares. We completed repurchases under the authorization in the third quarter of 2012. Under the authorization, we repurchased a total of $75 million of shares at prices ranging from $6.55 to $11.33 per share, of which, $23.6 million was repurchased in 2012.

In November 2012, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the potential exercise of employee stock options.

Information about options outstanding and options exercisable by year of grant as of September 30, 2012 is as follows:

( dollars in millions, except per share amounts )			Options
			Outstanding and Exercisable
		Average		Weighted
	Range of	Remaining	Options	Average
	Exercise	Term	on Shares	Exercise
Year of Grant	Prices	(in years)	Outstanding	Price
2002 - expire in 2012	8	0.14	3,189	8.27
2003 - expire in 2013	8 - 10	0.46	364,014	8.57
2004 - expire in 2014	10 - 11	1.45	904,196	10.49
2005 - expire in 2013	10 - 11	0.42	626,408	10.02
2006 - expire in 2014	10 - 11	1.44	1,751,465	10.30
2007 - expire in 2015	9 - 10	2.40	2,080,390	10.38
2008 - expire in 2016	7 - 10	3.48	2,913,458	8.78

Total	$7 - 11	2.24	8,643,120	$9.73

16.	SPIN-OFF OF SCRIPPS NETWORKS INTERACTIVE, INC.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.

During 2012, we paid SNI $0.4 million for its share of tax refund claims for prior years.

17.	IMPAIRMENTS

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

Executive Overview

At the end of 2011, we added nine local television stations in four markets through the acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”), for $212 million in cash, plus a $4.4 million working capital adjustment. This acquisition shifted the balance of the company’s assets toward the television business.

Local and national advertising, particularly automobile advertising, has continued to be strong in 2012. We also have benefitted from early political advertising and spending in this political cycle has exceeded any previous cycle. As is common during election cycles, the influx of political advertising has displaced certain traditional advertising, which we expect to return to our stations in the second half of the fourth quarter. At the end of 2011 and in early 2012, we renewed retransmission consent agreements with several cable television system operators at higher rates. The renewals are typically for three-year periods. We expect to continue to benefit in the coming years from contractual rate increases included in the renewed contracts and as we regain control of all of our retransmission rights. For the past four years, we have received payment for many of our broadcast signals from Scripps Networks Interactive, Inc. (“SNI”), which negotiated our retransmission consent agreements until we spun it off in 2008. As these contracts have been expiring, we have been renegotiating new contracts with the cable and satellite operators at current market rates, which are significantly higher than the rates we receive from SNI. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

In 2011, we initiated a plan to take greater control of our programming expenses by replacing expensive syndicated content with less expensive programming, some of which has been developed internally or in partnership with others. We believe this strategy has the potential to improve the division’s financial performance for years to come. In September 2012, we launched two original shows – a new game show called “Let’s Ask America” and a nightly infotainment magazine called “The List” – in various markets, with the intention of rolling them out in the rest of our markets when contractual conditions permit. These shows also can be syndicated to non-Scripps markets. Our third quarter 2012 results included marketing costs to support the mid-September launch of these programs.

Stabilization of the profitability of our newspaper portfolio is the goal of a number of activities pursued by management. We have completed much of our functional reorganization and restructuring, and have begun implementing common advertising and circulation systems across our markets. The first installation of this system was completed in the first quarter of 2012. We also are pursuing a number of marketing and pricing strategies to strengthen our base of subscribers and improve our circulation revenue. By eliminating unprofitable products from the portfolios in our newspaper markets, increasing resources to sell products with the highest revenue potential, and focusing on key sales metrics with the help of new customer relationship management tools, we believe our sales executives are better positioned than in previous years to improve the financial performance of the division. We also continue to increase efforts to print and distribute other publications within our newspaper markets.

We signaled our belief in the bright future of digital media with the fall 2011 announcement that we would combine all of the company’s digital initiatives into a single organization. Under the direction of our chief digital officer who works closely with both divisions, we believe this focus will deliver long-term financial benefits as we find new and efficient platforms for bringing together advertisers and audiences. We began implementing the new structure in 2012. Under this new structure substantially all employee and other costs are incurred in the digital group; our Television and Newspaper segments receive a cross charge for services provided by the digital organization, which is included in other costs and expenses in their individual segment results.

The new digital effort already has yielded new or soon-to-be-delivered products that have been made available to our broadcast television and newspaper businesses on a variety of digital platforms. For example, we became the first broadcaster to launch apps that stream live news coverage to mobile devices from every one of its stations. We have launched a number of leading-edge mobile apps that are consistent with our mission of being each market’s most-trusted source of news and information. Our first paid, national mobile app, Storm Shield, debuted with a successful launch and positive consumer acceptance in the second quarter. Similar national products are due to be launched in the coming months. In multiple newspaper markets we are experimenting with a variety of business models that will allow us to charge for online content. We also have investments in several promising businesses that span the digital landscape, from mobile broadcasting to “connected television” to social gaming.

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

Consolidated Results of Operations

Consolidated results of operations were as follows:

	Quarter Period			Year-to-date
(in thousands, except per share data)	2012	Change	2011	2012	Change	2011
Operating revenues	$219,644	30.8%	167,871	$643,705	21.2%	$531,263
Employee compensation and benefits	(96,717)	17.9%	(82,038)	(294,872)	14.2%	(258,225)
Programs and program licenses	(14,605)	(3.5)%	(15,136)	(43,559)	(5.6)%	(46,131)
Newsprint and press supplies	(11,658)	(3.1)%	(12,026)	(38,101)	1.9%	(37,405)
Other expenses	(61,776)	16.0%	(53,266)	(183,545)	8.6%	(169,066)
Pension expense	(1,980)	(8.2)%	(2,158)	(5,755)	8.6%	(5,301)
Acquisition and related integration costs	—		—	(5,826)		—
Restructuring costs	(2,354)	(9.9)%	(2,614)	(6,420)	(1.7)%	(6,529)
Depreciation and amortization	(12,136)	20.7%	(10,052)	(37,045)	21.5%	(30,501)
Impairment of long-lived assets	—		(9,000)	—		(9,000)
Gains (losses), net on disposal of property, plant and equipment	(80)		476	(50)		234

Operating income (loss)	18,338		(17,943)	28,532		(30,661)
Interest expense	(3,288)		(362)	(9,653)		(1,167)
Miscellaneous, net	(900)		110	(2,452)		(622)

Income (loss) from operations before income taxes	14,150		(18,195)	16,427		(32,450)
(Provision) benefit for income taxes	(2,148)		7,473	(3,424)		10,621

Net income (loss)	12,002		(10,722)	13,003		(21,829)
Net income (loss) attributable to noncontrolling interests	—		—	—		—

Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$12,002		$(10,722)	$13,003		$(21,829)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.21		$(0.19)	$0.23		$(0.38)

Operating revenues increased 31% in the 2012 third quarter on an as-reported basis and 15% excluding the results of the McGraw-Hill television stations. The revenues from the acquired stations and a 41% increase in revenues in our legacy television stations more than offset a 3.7% decrease in our newspaper revenues. Revenues increased 21% year-to-date on an as-reported basis and 6.7% excluding the acquired stations. Strong television revenues reflect political advertising of $33.9 million for the 2012 quarter and $49.8 million for the 2012 year-to-date period.

Employee compensation and benefits increased 18% in the third quarter on an as-reported basis and 4.5% excluding the acquired stations. Employee compensation and benefits increased 14% year to date on an as-reported basis and were up 1.5% excluding the acquired stations. Employee compensation and benefits excluding the impact of the acquisition increased in the 2012 third quarter primarily due to increased staffing to support newsroom initiatives, additional staffing to support production of internally produced programming and compensation increases. These increases were partially offset by reductions in the number of employees in our newspaper division.

Excluding the acquired stations, programs and program licenses decreased approximately 25% in the 2012 third quarter and year-to-date periods primarily as a result of replacing syndicated programming with lower-priced programming late in the third quarter of 2011.

Newsprint and press supplies decreased by 3.1% in the 2012 quarter primarily due to lower consumption of newsprint. For the year-to-date period, newsprint and press supplies increased by 1.9% due to increased outside printing costs and increased usage of color print which was partially offset by lower consumption of newsprint.

Other expenses increased 16% and 8.6% on an as-reported basis in the 2012 quarter and year-to-date periods, respectively. They increased 4.2% in the 2012 quarter and decreased 2.6% in the 2012 year-date-period excluding the acquired stations. The year-over-year increase in the third quarter was due to costs to promote the launch of our two original shows in seven of our television markets.

Acquisition and related integration costs for the year-to-date period include costs associated with the acquisition of the McGraw-Hill television station group, including a $5.7 million non-cash charge associated with the cancellation of the contract with the national advertising firm that represented the acquired stations.

Interest expense increased to $3.3 million in the 2012 quarter and $9.7 million in the year-to-date period due to the borrowings associated with the acquisition of McGraw-Hill television stations.

The effective income tax rate for the nine months ended September 30, 2012, and 2011, was 20.8% and 32.7%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and reserves for uncertain tax positions (including interest). In the third quarter of 2012 we recognized $3.7 million of previously unrecognized tax benefits upon the lapse of the statutes of limitations in certain jurisdictions. In addition, in the third quarter of 2011, we reached an agreement with the Internal Revenue Service to settle the examinations of our 2005 through 2009 tax returns. We recognized additional tax benefits of approximately $1 million as a result of the settlement.

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

Operating results for television were as follows:

	Quarter Period			Year-to-date
(in thousands)	2012	Change	2011	2012	Change	2011
Segment operating revenues:
Local	$51,983	24.6%	41,725	$168,660	31.2%	$128,553
National	25,991	38.5%	18,767	83,165	35.8%	61,257
Political	33,919		2,053	49,816		3,435
Digital	4,034	84.5%	2,187	10,658	60.2%	6,654
Retransmission	7,410	85.5%	3,994	23,009	94.9%	11,807
Other	1,992	64.2%	1,213	6,675	57.9%	4,227

Total segment operating revenues	125,329	79.2%	69,939	341,983	58.4%	215,933

Segment costs and expenses:
Employee compensation and benefits	45,013	44.8%	31,087	134,583	43.8%	93,603
Programs and program licenses	14,605	(3.5)%	15,136	43,559	(5.6)%	46,131
Other expenses	23,876	52.5%	15,652	69,214	46.0%	47,416

Total segment costs and expenses	83,494	34.9%	61,875	247,356	32.2%	187,150

Segment profit	$41,835		$8,064	$94,627		$28,783

The comparability of our television division operating results are affected by the December 30, 2011, acquisition of the McGraw-Hill television station group, the results of which are included following its acquisition date.

Revenues

Television revenues increased 79% for the 2012 third quarter on an as-reported basis and 41% excluding the impact of the acquisition. For the nine-months ended September 30, 2012, revenues increased 58%, on an as-reported basis and 23% excluding the impact of the acquisition.

Television time sales excluding the impact of the acquired stations increased by $26.6 million or 43% for the 2012 quarter compared to the prior year and $42.4 million or 22% for the year-to-date period compared to the prior year. Reported revenues were bolstered by $33.9 million in political advertising in the 2012 quarter compared to $2.1 million of political advertising in 2011. As is common during election cycles, the influx of political advertising displaced certain traditional advertising, which we expect to return to our stations in the second half of the fourth quarter.

Retransmission revenues increased 26% or $1 million for the 2012 quarter and 35% or $4.1 million for the year-to-date period excluding the impact of the acquisition due to renewal of certain agreements at higher rates and rate increases built into our continuing agreements. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company’s cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues for the 2012 third quarter increased $1.8 million on an as-reported basis and $1.1 million excluding the impact of the acquisition. Digital revenues for the year-to-date period increased $4 million on a reported basis and $2 million excluding the impact of the acquisition.

Other revenues include revenue from news production and television services provided by our West Palm Beach television station to the Raycom station in that market. Other revenues were essentially flat when the impact of the acquisition is excluded from reported results.

Costs and expenses

Total costs and expenses increased 35% and 32% on an as-reported basis for the 2012 quarter and the year-to-date period, respectively, and increased by 1.9% for the 2012 quarter and were flat for the year-to-date period excluding the impact of the acquisition.

Excluding the impact of the acquired stations, employee compensation and benefits increased by 9.4% in the 2012 quarter and 8.8% for the year-to-date period compared to the prior-year periods, primarily due to increased staffing to support newsroom initiatives, additional staffing to support production of internally produced programming and compensation increases.

Excluding the acquired stations, programs and program licenses decreased approximately 25% in the 2012 third quarter and year-to-date periods primarily as a result of replacing syndicated programming with lower-priced programming late in the third quarter of 2011.

Other expenses, excluding the acquired stations, increased by 12% and 6% for the 2012 quarter and year-to-date periods. The third quarter expenses include costs to promote the launch of our two original shows in seven of our television markets.

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

Operating results for our newspaper business were as follows:

	Quarter Period			Year-to-date
(in thousands)	2012	Change	2011	2012	Change	2011
Segment operating revenues:
Local	$17,452	(6.1)%	$18,595	$57,174	(5.7)%	$60,601
Classified	18,126	(3.0)%	18,683	57,521	(3.6)%	59,660
National	1,919	(37.5)%	3,069	6,614	(32.6)%	9,808
Preprint and other	15,952	(1.0)%	16,106	49,216	(3.1)%	50,770

Print advertising	53,449	(5.3)%	56,453	170,525	(5.7)%	180,839
Circulation	27,801	(2.8)%	28,604	88,068	(2.0)%	89,896
Digital	6,459	0.9%	6,400	19,449	0.3%	19,397
Other	4,681	4.2%	4,491	15,907	14.0%	13,948

Total segment operating revenues	92,390	(3.7)%	95,948	293,949	(3.3)%	304,080

Segment costs and expenses:
Employee compensation and benefits	42,064	(7.8)%	45,645	132,338	(7.1)%	142,432
Newsprint and press supplies	11,658	(3.1)%	12,027	38,101	1.9%	37,405
Distribution services	12,092	(3.6)%	12,540	37,625	(0.6)%	37,862
Other expenses	22,327	(1.8)%	22,733	69,905	(1.6)%	71,063

Total segment costs and expenses	88,141	(5.2)%	92,945	277,969	(3.7)%	288,762

Segment profit	$4,249	41.5%	$3,003	$15,980	4.3%	$15,318

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

Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. Pure-play digital advertising increased 4.9% for the 2012 quarter and was flat for the 2012 year-to-date period.

Circulation revenue decreased in the quarter and year-to-date periods compared to the prior year, as higher circulation rates did not offset declines in circulation net paid levels. The declines are mostly from weakness in single-copy sales, especially on Sunday.

Other operating revenues, including commercial printing and distribution services, increased due to the impact of initiatives to garner additional revenues in these areas. For example, we offer printing and distribution of a military base publication in our Kitsap, Wash., market, and we expanded certain services we provided to non-Scripps newspapers in our Ventura market.

Costs and expenses

Employee compensation and benefits decreased in the 2012 third quarter and the year-to-date period due to the fourth quarter 2011 reduction in force initiative, which reduced the number of employees and the shifting of employees to the digital group. Our Newspaper segment receives a digital cross charge for services provided by the digital operations group, which is included in other expenses.

Newsprint and press supplies decreased by 3.1% in the 2012 quarter primarily due to lower consumption of newsprint. For the year-to-date period, newsprint and press supplies increased by 1.9% due to increased outside printing costs and increased usage of color print which was partially offset by lower consumption of newsprint.

Distribution services decreased in the 2012 quarter compared to the prior quarter and were flat for the year-to-date period compared to the prior year.

Other expenses decreased in the 2012 quarter and year-to-date period primarily due to cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Cash flow from operating activities in the nine months ended September 30, 2012, increased $120 million compared to the nine months ended 2011. Stronger operating performance in the 2012 period and the timing of tax payments and refunds led to most of the improvement. In 2012, we received $28 million of tax refunds from the carryback of 2011 tax losses to prior years.

Capital expenditures in the first nine months of 2012 were $14.2 million, up from $7.8 million in the prior year. We expect total capital expenditures for 2012 to be approximately $26 million.

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.3 million in the remainder of 2012 to our defined benefit pension plans although we may make additional discretionary contributions from time to time.

At September 30, 2012, we had no borrowings under our $100 million revolving credit facility and had cash and cash equivalents of $210 million.

Our board of directors authorized the repurchase of up to $75 million of our Class A Common shares in 2010. We have repurchased a total of $75 million of shares under this authorization through September 30, 2012, of which, $23.6 million was repurchased in the first nine months of 2012. No additional shares may be repurchased pursuant to the authorization.

In November 2012, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management’s discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the potential exercise of employee stock options. Employees currently hold options on 8.6 million shares.

We expect that our cash and cash flow from operating activities and available borrowings under our revolving credit facility will be sufficient to meet our operating and capital needs over the next 12 months.

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

We may use forward contracts to reduce the risk of changes in the price of newsprint on anticipated newsprint purchases. We held no newsprint derivative financial instruments at September 30, 2012.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2012				As of December 31, 2011
(in thousands)	Cost Basis	Fair Value			Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Term loan	$200,075		$200,075		$212,000		$212,000
Interest rate swap	1,758		1,758		—		—

Financial instruments subject to market value risk:
Investments held at cost	$18,082	$		(a)	$15,299	$		(a)

(a)	Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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