Form 10-K
period 2012-12-31
SCRIPPS E W CO /DE
filed 2013-03-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $9.61 per share closing price for such stock on June 29, 2012, was approximately $273,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our common voting shares.
As of January 31, 2013, there were 43,977,739 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,735 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2013 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2012

As used in this Annual Report on Form 10-K, the terms “Scripps,” “Company,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
Additional Information
Our Company Web site is http://www.scripps.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this Web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request or by request via E-Mail to secretaries@scripps.com.
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
We are a diverse, 134-year-old media enterprise with interests in television stations, newspapers, and digital local media sites. Our mission is that we do well by doing good – providing value to customers, employees and owners by informing, engaging and empowering the communities we serve. Our portfolio of locally focused media properties includes: 19 TV stations (ten ABC affiliates, three NBC affiliates, one independent and five Azteca affiliates); daily and community newspapers in 13 markets and the Washington, D.C.-based Scripps Media Center, home of the Scripps Howard News Service; and United Media, a syndicator of select news features and comics. For a full listing of our media companies and their associated Web sites, visit http://www.scripps.com.
In 2011 we signaled our commitment to developing our local digital media business by combining all of our digital initiatives into a single organization. Under the direction of our digital leadership, working closely with the leadership of both of our divisions, we believe this focus will deliver long-term financial benefits as we find new and efficient platforms for bringing together advertisers and audiences. We began implementing this new structure in 2012. Under this structure, our digital media group develops products and offerings that enable our newspapers and television stations to provide unique and compelling content online, on tablets and on mobile devices. The digital group will develop content and applications specifically for digital platforms to make the user experience unique. Our digital group also drives the coordinated local and national digital sales efforts for our television and newspaper divisions.
On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting Company, Inc., for $212 million in cash, plus a working capital adjustment of $4.4 million. We financed the transaction with a $212 million bank term loan. The acquisition included four ABC affiliated television stations as well as five Azteca Spanish-language affiliates.
In the first quarter of 2011, we entered into a five-year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal provides editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement, Scripps receives a fixed fee from Universal and continues to own certain copyrights and control the licenses for those properties, and manages the business relationships with the creative talent that produces those comics and features. We completed the transition of the services in June 2011.
In the fourth quarter of 2009 we began a review of our strategic options for United Media Licensing, the character licensing operation of United Media which resulted in the sale of United Media Licensing to Iconix Brand Group for $175 million in cash in the second quarter of 2010. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips.
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

Television
Scripps has operated broadcast television stations since 1947, when it launched Ohio’s first television station, WEWS in Cleveland. Today, our television station group reaches approximately 13% of the nation’s households, and includes ten ABC affiliates, three NBC affiliates, one independent station and five Azteca affiliates.
We produce news and information content that informs and engages local and national communities. We distribute our content to four platforms; broadcast, online, smartphones and tablet. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional broadcast television boundaries.
Our digital sites offer comprehensive local news and information and user-generated content. We continue to enhance our online and digital services, using features such as long-form text articles, in addition to streaming video and audio, to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our digital platforms and use an array of social media sites such as Facebook, YouTube and Twitter to communicate with and build our audiences. We have embraced mobile technology by offering our products on e-readers as well as apps available on both the Apple and Android platforms.
We continue to invest in platforms for digital technology including smartphone and tablet applications for mobile delivery of our news and information content. Currently our stations in Detroit, West Palm Beach, Kansas City and Tulsa are broadcasting a mobile signal from their towers. We also are working with the Mobile Content Venture, of which we are a charter member, to further exploit the potential of mobile broadcasting in our markets.
We believe that the most critical component of our product mix is compelling news content. Since 2010 we have trained employees in our news departments to be multi-media journalists, allowing us to pursue a “hyper-local” strategy by having more reporters covering local news for our over-the-air and digital platforms. In 2012, various of our television stations earned media industry awards, including the Edward R. Morrow Award, George Foster Peabody Award, and Alfred I. duPont-Columbia Award.
In our non-news hours, our television stations also broadcast network programming, syndicated programming and internally produced programming. Some of the Scripps-owned programming that we broadcast on our television stations offers viewers an interactive experience. In September 2012, we launched two original shows — a new game show called Let's Ask America and a nightly infotainment magazine called The List — aired during the access period between evening news and prime time. These shows have been launched in the access period in seven of our markets, with the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire. Let's Ask America and The List were developed internally or in partnership with others and replaced expensive syndicated content. We believe this strategy has the potential to improve our Television division's financial performance for years to come. We also air Right This Minute, another Scripps program owned in partnership with others, in the majority of our markets.
Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Rank of Mkt (1)	Stations in Mkt (2)	Station Rank in Mkt (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)
WXYZ-TV	Detroit, Ch. 7	ABC/41	2015	2013	11	8	3	1.6%	11
KNXV-TV	Phoenix, Ch. 15	ABC/15	2015	2014	13	13	4	1.6%	5
WFTS-TV	Tampa, Ch. 28	ABC/29	2015	2013	14	12	4	1.6%	6
WEWS-TV	Cleveland, Ch. 5	ABC/15	2015	2013	18	8	1	1.3%	9
WMAR-TV	Baltimore, Ch. 2	ABC/38	2015	2012 (6)	27	6	4	1.0%	4
KSHB-TV	Kansas City, Ch. 41	NBC/42	2015	2014	31	8	4	0.8%	6
KMCI-TV	Lawrence, Ch. 38	Ind./41	N/A	2014	31	8	6	0.8%	2
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2015	2013	35	5	2	0.8%	9
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2015	2013	38	7	1	0.7%	11
KJRH-TV	Tulsa, Ch. 2	NBC/8	2015	2014	59	10	3	0.5%	7
KMGH-TV	Denver, Ch. 7	ABC/7	2014	2014	17	11	3	1.4%	7
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2014	2013	26	9	3	1.0%	7
KGTV-TV	San Diego, Ch. 10	ABC/10	2014	2014	28	11	3	0.9%	6
KERO-TV	Bakersfield, Ch. 23	ABC/10	2014	2014	126	4	3T	0.2%	6
All market and audience data is based on the November 2012 Nielsen survey.
_______________________________________________________________________________________________________________________________

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and lower-power stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. M-SU, as a percentage of total viewing households in the Designated Market Area.

(6)	Renewal application pending. Under FCC rules, a is license automatically extended pending FCC processing and granting of the renewal application.

Historically, we have been successful in renewing our expiring FCC licenses.
We also operate five low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish language programming. The stations are clustered around our California and Denver stations.
Revenue cycles and sources
Broadcast Advertising
We sell advertising to local, national and political customers. The sale of local, national and political commercial spots accounted for more than 89% of the television segment’s revenues in 2012. Pricing of advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.
Cyclical factors influence revenues from our core advertising categories. Some of the cycles are periodic and known well in advance, such as election campaign seasons and special programming events like the Olympics or the Super Bowl. For example, our three NBC affiliates in 2012 benefited from incremental advertising demand from the coverage of the 2012 Summer Olympics. Economic cycles are less predictable and beyond our control.
Advertising revenues dramatically increase during even-numbered years, when local, state and federal elections occur.
Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.
Digital Advertising
We sell advertising across all of our digital platforms. Digital advertising provided approximately 3% of our television segment operating revenues in 2012. Digital advertising includes fixed duration campaigns whereby for a fee a banner, text or other advertisement appears for a specified period of time; impression-based campaigns where the fee is based upon the number of times the advertisement appears in digital pages viewed by a user; and click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. We utilize a variety of audience-extension programs to enhance the reach of our Web sites and garner a larger share of local ad dollars that are spent online. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.
Beginning in 2013 our digital group will support the expansion of our digital sales force in many of our markets. We believe that a broad deployment of additional sales resources supporting our digital initiatives will allow us to take advantage of opportunities in the digital space.
Other
In addition to selling commercials during our programming, we also offer additional marketing opportunities for our business customers, including sponsorships and community events.
Retransmission Revenues
We earn revenues from retransmission consent agreements with cable operators and satellite carriers who pay us to offer our programming to their customers. At the end of 2011 and in early 2012, we renewed retransmission consent agreements with numerous cable television system operators at higher rates. The renewals are typically for three-year periods. We expect to continue to benefit in the coming years from contractual rate increases included in the renewed contracts and as we regain control of all of our retransmission rights. For the past four years, we have received payment for many of our broadcast signals from Scripps Networks Interactive, Inc. (“SNI”), which negotiated our retransmission consent agreements until we spun it off in 2008. As these contracts have been expiring, we have been renegotiating new contracts with the cable and satellite operators at current market rates, which are significantly higher than the rates we receive from SNI. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.
Expenses
Employee costs accounted for 55% of segment costs and expenses in 2012.
We have been centralizing certain functions at company-owned hubs that do not require a presence in the local markets, enabling each of our stations to focus local resources on the creation of content and revenue-producing activities.
Programming costs, which include syndicated programming, shows produced for us or in partnership with others and network affiliation fees, were 17% of total segment costs and expenses in 2012. Consistent with the industry trend, our ABC and NBC network-affiliated stations pay the networks for the programming that is supplied to us in various dayparts. Our network affiliation agreements also require us to pay a portion of retransmission revenues above a threshold to the network.

Federal Regulation of Broadcasting — Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also exercises limited authority over broadcast programming by, among other things, requiring certain children's programming and limiting commercial content therein, regulating the sale of political advertising, and restricting indecent programming. The FCC also requires television broadcasters to close caption their programming for the benefit of the hearing impaired and to ensure that any of their programming that is later transmitted via the Internet is captioned. Network-affiliated broadcasters in large markets must also offer audio narration of certain television programming for the benefit of the visually impaired.

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee's performance. While complaints about network programming aired by some Company-owned stations during the last license term remain outstanding, all the stations' licenses were renewed during the most recent license term. A renewal application for Station WMAR-TV was filed in 2012 and remains pending. Renewal applications for our other stations will be due during 2013 and 2014. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the ownership of television stations and other media. Under the FCC's current rules, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning or controlling more than one television station, or in some markets under certain conditions, more than two television stations in the same market (the “television duopoly rule”), or (ii) the grant of the license would result in the applicant's owning or controlling television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the scope of this restriction has varied in recent years. A 2007 FCC order slightly relaxing the restriction was first stayed by a reviewing court, then permitted to take effect, and then overturned by that court. The FCC has initiated a broad new ownership rulemaking looking toward, among other things, again relaxing the newspaper-broadcast cross ownership limits. However, a change in the manner of measuring the rule's geographic scope could bring the Company's Treasure Coast newspapers and nearby Station WPTV-TV within the rule's terms. The proposed rule would allow the continuation of such preexisting relationships. In addition, this ownership rulemaking is examining whether to impose the television duopoly rule's ownership restrictions on independent stations within a market that agree to share news or other program production or to engage in joint advertising sales. Station WPTV-TV has entered into such a shared program services agreement with another local station. We cannot predict the effect of this ownership rulemaking on our stations' operations or our business.

The FCC has concluded that the transition to more efficient digital television broadcasting permits further reductions in the amount of spectrum allocated to over-the-air broadcasting. In order to provide additional spectrum for mobile broadband services, the FCC urged Congress to authorize the conduct of spectrum auctions in which some broadcasters would voluntarily give up spectrum in return for a share of the auction proceeds. Congress has granted this authority, and auction proposals are under active consideration by the FCC. Some broadcasters are concerned that the FCC's auctions might not be truly voluntary and could adversely affect those stations that elect not to participate, for example, by requiring a “repacking” of the remaining broadcast spectrum. Effecting such changes in broadcast stations' frequency use would be costly, and could result in reduced signal coverage or increased harmful interference. Stations located near the Canadian or Mexican borders could be particularly at risk due to the need to coordinate international frequency use. The proposed reduction and repacking of broadcast spectrum could have particular adverse effects on the ability of low-power television stations to offer service since these stations enjoy only “secondary” status and would not be protected from interference caused by a full-power station that was forced to relocate. Separately, the FCC has issued rules to implement its order permitting the non-broadcast use of broadcast spectrum in the “white spaces” between broadcast stations' service areas and continues to adopt procedures designed to implement these rules while limiting harmful interference to broadcast operations. We cannot predict the effect of these proceedings on our offering of digital television service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for our network-affiliated stations. Some members of Congress have expressed concern about cable subscribers occasionally losing television service during retransmission consent negotiations, and the FCC is conducting a rulemaking proceeding to reexamine the process. As part of this rulemaking, the FCC has asked whether it should eliminate the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. Some parties are also urging the FCC to restrict the practice whereby some stations with local marketing agreements are jointly negotiating retransmission consent rights. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Other proceedings before the FCC and the courts are reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, in a dispute that does not directly involve broadcasting, the FCC's Media Bureau is seeking comment on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multichannel video programming distributors (“MVPD's”) such as cable operators and satellite systems. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements could be jeopardized. Ongoing litigation is also addressing the extent to which copyright holders may restrict the online distribution of their programming. For example, a New York district court has found that copyright restrictions may not apply to a multichannel video distribution service that receives and records broadcast signals over-the-air via an antenna and then retransmits that information digitally to an individual customer's computer or mobile device. While this litigation continues, the service provider plans an aggressive expansion of its service into a number of new television markets, including some of the Company's markets. Another ongoing copyright dispute involves broadcasters' opposition to a new Dish Network digital recorder that can automatically remove commercials from broadcast programming during playback. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on the Company.

During recent years, the FCC has substantially increased its scrutiny of broadcasters' programming practices. In particular, it has heightened its attention to enforcement of the restrictions on indecent programming. Congress' decision to greatly increase the financial penalty for airing such programming has at the same time increased the threat to broadcasters from such enforcement. Litigation continues over the scope of the FCC's authority to regulate indecency, and a recent U.S. Supreme Court decision remanded the issue for further consideration by lower courts. Thus, substantial uncertainty remains concerning FCC indecency enforcement. In addition, the FCC continues to consider requiring far more detailed reporting of television stations' public service-related programming, and it now requires the online posting of stations' public inspection files, including, for larger market stations, their political sales files. The FCC also continues to maintain an open docket addressing how the evolution of digital media may be affecting children, including whether commercial television broadcasters are adequately addressing children's educational needs and whether steps should be taken to better protect children from exposure to potentially harmful media content, including harmful advertising messages. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Newspapers
We have operated newspapers since 1878, when our founder, Edward W. Scripps, began publishing the Penny Press in Cleveland, Ohio. Today, the Scripps newspaper division operates in 13 markets across the United States. We produce content that informs and engages local communities. We distribute our content primarily to four platforms: print, online, smartphone and tablet. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to serve our communities providing content across multiple digital platforms allows us to expand our audiences beyond our traditional print boundaries.
Our digital sites offer comprehensive local news and information, and user-generated content. We continue to enhance our digital offerings, using features such as streaming video and audio, to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our digital sites and use an array of social media sites such as Facebook, YouTube and Twitter to communicate with and build our audiences. We have embraced mobile technology by offering our products on e-readers as well as apps available on both the Apple and Android platforms.
We believe all of our newspapers have an excellent reputation for journalistic quality and content, which we believe is key in retaining readership. Our newspapers were recognized during 2012 by numerous regional and national journalism organizations for high-quality reporting across multiple platforms, including print, Web and mobile.
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
The markets and audiences that we serve are as follows:

Daily circulation (includes print and E-edition)

(in thousands)(1)
Newspaper	2012	2011	2010	2009	2008
Abilene (TX) Reporter-News	22	24	24	27	28
Anderson (SC) Independent-Mail	22	23	23	26	29
Corpus Christi (TX) Caller-Times	42	43	45	47	52
Evansville (IN) Courier & Press	47	52	52	57	64
Henderson (KY) Gleaner	9	10	10	10	10
Kitsap (WA) Sun	20	21	23	23	28
Knoxville (TN) News Sentinel	80	92	93	101	113
Memphis (TN) Commercial Appeal	96	109	118	136	144
Naples (FL) Daily News	59	54	63	53	54
Redding (CA) Record-Searchlight	20	21	22	25	31
San Angelo (TX) Standard-Times	18	18	18	21	24
Treasure Coast (FL) News/Press/Tribune (2)	69	76	75	87	99
Ventura County (CA) Star	54	62	65	67	83
Wichita Falls (TX) Times Record News	22	22	23	25	27
Total Daily Circulation	580	627	654	705	786

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands)(1)
Newspaper	2012	2011	2010	2009	2008
Abilene (TX) Reporter-News	28	31	31	35	37
Anderson (SC) Independent-Mail	28	30	29	30	32
Corpus Christi (TX) Caller-Times	55	58	58	65	72
Evansville (IN) Courier & Press	68	73	74	77	83
Henderson (KY) Gleaner	10	11	11	11	11
Kitsap (WA) Sun	23	23	24	26	31
Knoxville (TN) News Sentinel	108	121	116	126	138
Memphis (TN) Commercial Appeal	131	147	151	172	177
Naples (FL) Daily News	71	65	73	61	62
Redding (CA) Record-Searchlight	23	24	25	28	33
San Angelo (TX) Standard-Times	22	22	21	24	28
Treasure Coast (FL) News/Press/Tribune (2)	88	94	95	105	112
Ventura County (CA) Star	74	81	82	82	94
Wichita Falls (TX) Times Record News	25	25	26	28	30
Total Sunday Circulation	754	805	816	870	940

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
Revenue sources
Our newspapers derive revenue by selling marketing and advertising services to businesses in our markets and our news and information content to subscribers.
Advertising
We believe that compelling news and information content and a diverse portfolio of product offerings on multiple platforms are critical components to garnering the most profitable share of local advertising dollars in our markets.
Our range of products and audience reach give us the ability to deliver the specific audiences desired by our advertisers. While many advertisers want the broad reach delivered by our daily newspaper, others want to target their message by demography, geography, buying habits or consumer behavior. We develop advertising campaigns that utilize products within our portfolio to best reach the advertisers' targeted audience with the appropriate frequency.
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
Print advertising
Print advertising provided approximately 60% of newspaper segment operating revenues in 2012. Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising in niche publications, and direct mail. Advertisements, located throughout the newspaper, include local, classified and national advertising. Local advertising refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified advertising includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National advertising includes advertising purchased by businesses outside our local market. National advertisers typically procure advertising from numerous newspapers using advertising agency buying services. Preprinted inserts are stand-alone, multi-page circulars inserted into and distributed with the daily newspaper, niche publications and shared mail products.

Digital advertising
We sell advertising across all of our digital platforms. Digital advertising provided approximately 7% of our newspaper segment operating revenues in 2012. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user; and click-through-based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. We also utilize a variety of audience-extension programs to enhance the reach of our Web sites and garner a larger share of local ad dollars that are spent online.
We are members of a newspaper consortium that partners with Yahoo! in an advertising and content sharing arrangement that increases our access to local Web-focused advertising dollars. We have similar arrangements with other digital marketing services. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.
Beginning in 2013, our digital group will support the expansion of our digital sales force in many of our markets. We believe that a broad deployment of additional sales resources supporting our digital initiatives will allow us to take advantage of opportunities in the digital space.
Circulation (subscription fees)
We deliver our news and content on four platforms: print, online, smartphones and tablets. We are in the final stages of implementing strategies to meter the access to content that is delivered on our digital platforms. We expect to introduce bundled subscriptions for our print and digital products in all of our markets in 2013.
Approximately 29% of our total revenue comes from readers who pay us to receive a printed newspaper. Our print product may be delivered directly to subscribers (home delivery) or purchased from a retail store or vending machine (single copy). Home delivery copies account for more than 80% of our total daily revenues.
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
Employees — Employee costs accounted for approximately 47% of segment costs and expenses in 2012. Our workforce is comprised of non-union and union employees. See “Employees.” During the past five years, we have reduced our workforce from 4,100 employees to approximately 2,400.
Distribution — We primarily outsource the physical distribution of our products to independent contractors. Distribution costs are affected by the cost of fuel and the number of papers being delivered. We also coordinate the distribution of other publications, such as the Wall Street Journal and Barron’s, in several of our local markets.
Newsprint — We consumed approximately 53,000 metric tons of newsprint in 2012. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and could lead to future price increases. We purchase newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe that our supply sources are sufficient.
Capital Expenditures
During the past several years, our newspaper operations have consumed a historically low level of capital for ongoing operations. We will continue to make necessary investments to maintain the physical operations and to ensure employee safety. We will focus additional capital on projects that expand our ability to deliver news and improve sales, which will likely include software development and technological capabilities that improve audience or revenue growth directly.

Restructuring to take advantage of scale
Our newspaper operations are organized functionally with divisional executives leading content, sales, finance, operations, information technology and human resources across the enterprise. We believe this reorganization enables us to take advantage of scale and consolidate functions that do not require a presence in our local markets. The primary areas of focus in each local market is on content, sales and the manufacturing and distribution of our products.
We are also installing common advertising, circulation, and editorial systems in each of our newspapers, and are adopting standardized processes in each market.

Syndication and Other
Syndication and other primarily include syndication of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features.

In the first quarter of 2011, we entered into a five-year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal provides editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement, Scripps receives a fixed fee from Universal and continues to own certain copyrights and control the licenses for those properties, and manages the business relationships with the creative talent that produces those comics and features. We completed the transition of the services in June 2011.
Employees
As of December 31, 2012, we had approximately 4,700 full-time equivalent employees, of whom approximately 1,900 were with television and 2,400 with newspapers. Various labor unions represent approximately 700 employees, 300 of which are in television and 400 are in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

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

•	Our television stations have significant exposure to automotive advertising. In 2012, 19% and in 2011, 21% of our total advertising in our television segment was from the automotive category.
If we are unable to respond to any or all these factors our advertising revenues could decline and affect our profitability.
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
Our print newspaper business is in secular decline. Our profitability may be adversely affected if we are unsuccessful in creating other revenue opportunities or in aligning cost with declining revenues.

In recent years, the advertising industry generally has experienced a secular shift toward digital advertising and away from other traditional media. In addition, the Company’s circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the Internet and other media for news and information. The Company faces increasing competition from other digital sources for both advertising and circulation revenues. This competition has intensified as a result of the continued developments of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through smartphones, tablets and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, the Company expects advertisers to continue to allocate larger portions of their advertising budgets to digital media.
In response to the ongoing secular changes we must continually monitor and align our cost structure to the declining revenues. The alignment of our costs includes measures such as reduction in force initiatives, standardization and centralization of systems and processes, outsourcing of certain financial processes and the implementation of new software for our circulation, advertising and editorial systems.

If we are unsuccessful in creating other revenue opportunities or aligning our costs with declining revenues, our profitability could be affected.
A significant portion of our operating cost for the newspaper segment is newsprint, so an increase in price or reduction in supplies may adversely affect our operating results.
Newsprint is a significant component of the operating cost of our newspaper operations, comprising 10% of newspaper costs in 2012. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future.
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

•
Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ over the air signals or (2) enter into retransmission consent negotiations for carriage. At present all of our stations have retransmission consent agreements with cable operators and satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms than our competitors, our ability to compete effectively may be adversely affected.

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

•
There are proceedings before the FCC and the courts reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, in a dispute that does not directly involve broadcasting, the FCC's Media Bureau is seeking comment on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multichannel video programming distributors (“MVPD's”) such as cable operators and satellite systems. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements could be jeopardized. Ongoing litigation is also addressing the extent to which copyright holders may restrict the online distribution of their programming. For example, a New York district court has found that copyright restrictions may not apply to a multichannel video distribution service that receives and records broadcast signals over-the-air via an antenna and then retransmits that information digitally to an individual customer's computer or mobile device. While this litigation continues, the service provider plans an aggressive expansion of its service into a number of new television markets, including some of the Company's markets. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on the Company.

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
The projected benefit obligations of our pension plans exceed plan assets by $114 million at December 31, 2012. In 2009, we froze the accrual of service credits under our defined benefit pension plans that cover a majority of our employees, including our SERP. Our pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We may be unable to effectively integrate any new business we acquire.
We may make future acquisitions and could face integration challenges and acquired businesses could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected and impairment charges may result if acquired businesses significantly under-perform relative to our expectations.

Ownership of our Common Voting shares could inhibit potential changes of control.
As of December 31, 2012, approximately 90% of our Common Voting shares were held of record by The Edward W. Scripps Trust ("the Trust"). This Trust terminated on October 18, 2012, and all of its assets, including the Common Voting shares, will be distributed to certain descendants of Edward W. Scripps pursuant to the terms of the Trust for no consideration as soon as administratively practicable and under an applicable court order. Certain Trust beneficiaries, and certain members of the John P. Scripps family and trusts for their benefit, are signatories to the Scripps Family Agreement that governs the transfer and voting of Common Voting shares held by them. Upon distribution from the Trust, shares held under the agreement will represent approximately 93.3% of the Common Voting Shares. The Trust has advised the Company that they expect the shares to be distributed to the Trust beneficiaries in the next few months.
Until such distribution, the Trust will continue to be the record holder of the Common Voting shares. On January 22, 2013, under the provisions of its prior order sealing the proceedings, the Probate Court overseeing the liquidation of the Trust issued an order that generally provides that until distribution of the shares the Trustees shall vote (or enter into or decline to enter into binding agreements to vote) the Common Voting shares held by the Trust as instructed by a vote conducted in accordance with the procedures of the Scripps Family Agreement. In the absence of instructions from a vote under the Scripps Family Agreement and the order, the Trustees may vote the Common Voting shares in the manner they determine in their discretion, to be in the best interests of the Trust beneficiaries, so long as the vote does not relate to a change of control transaction. If the vote relates to a change of control transaction, the Trustees will not vote the Common Voting shares held by the Trust in the absence of such instructions.
After the Common Voting shares are distributed from the Trust, the provisions of the Scripps Family Agreement will fully govern the transfer and voting of the shares held by the signatories, and the terms of the court order will cease to apply.
As a result of the foregoing, the Trustees and the signatories to the Scripps Family Agreement have and after the distribution of the shares from the Trust the signatories to the Scripps Family Agreement will have the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction, the market price of our Class A Common shares could be adversely affected.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	56	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999 to 2008) and Chief Operating Officer (2006 to 2008)
Timothy M. Wesolowski	55
Senior Vice President, Chief Financial Officer & Treasurer (since August 2011); Senior Vice President Finance - Call Center Division, Convergys Corporation (2010 to 2011); Senior Vice President Finance/Controller, Convergys Corporation (2006 to 2009)

William Appleton	64	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Timothy E. Stautberg	50	Senior Vice President/Newspapers (since August 2011); Senior Vice President and Chief Financial Officer (July 2008 to August 2011)
Lisa A. Knutson	47	Senior Vice President/Chief Administrative Officer (since September 2011); Senior Vice President/Human Resources (2008 to 2011)
Brian G. Lawlor	46	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004 to 2008)
Adam Symson	38	Senior Vice President/Digital (since February 2013); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media/Television (2007 to 2011)
Douglas F. Lyons	56	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006 to 2008), Director Financial Reporting (1997 to 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2012, there were approximately 4,000 owners of our Class A Common shares, based on security position listings, and 18 owners of our Common Voting shares (which do not have a public market). We did not pay any cash dividends in 2012 or 2011.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th
2012
Market price of common stock:
High	$9.99	$9.95	$11.25	$11.13
Low	8.18	8.47	8.92	9.17
2011
Market price of common stock:
High	$10.46	$9.99	$9.78	$8.94
Low	8.94	8.08	6.79	6.46
There were no sales of unregistered equity securities during the quarter for which this report is filed.
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. There were no shares repurchased under this authorization through December 31, 2012.
Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of January 1, 2008, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of SNI at July 1, 2008 is treated as a reinvestment of a special dividend pursuant to SEC rules.

The following graph compares the return on the Company’s Class A Common shares with that of the indices noted above for the period of July 1, 2008 (date of spin-off) through December 31, 2012. The graph assumes an investment of $100 in our Class A Common shares, the S&P 500 Index, and our peer group index on July 1, 2008 and that all dividends were reinvested.

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
We have adopted a code of conduct that applies to all employees, officers and directors of Scripps. We also have a code of ethics for the CEO and Senior Financial Officers that meets the requirements of Item 406 of Regulation S-K and the NYSE listing standards. Copies of our codes of ethics are posted on our Web site at http://www.scripps.com.
Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned “Compensation Discussion and Analysis” and “Compensation Tables” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated by reference to the material captioned “Report on the Security Ownership of Certain Beneficial Owners,” “Report on the Security Ownership of Management,” and “Equity Compensation Plan Information” in the Proxy Statement.

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
The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 6, 2013, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	The Company’s consolidated supplemental schedules are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

Exhibits
The information required by this item appears at page S-3 of this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 6, 2013	By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 6, 2013.

Signature	Title

/s/ Richard A. Boehne	President, Chief Executive Officer and Director
Richard A. Boehne	(Principal Executive Officer)

/s/ Timothy M. Wesolowski	Senior Vice President, Chief Financial Officer & Treasurer
Timothy M. Wesolowski

/s/ Douglas F. Lyons	Vice President and Controller
Douglas F. Lyons	(Principal Accounting Officer)

/s/ Nackey E. Scagliotti	Chairwoman of the Board of Directors
Nackey E. Scagliotti

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne La Dow	Director
Anne La Dow

/s/ Roger L. Ogden	Director
Roger L. Ogden

/s/ Mary McCabe Peirce	Director
Mary McCabe Peirce

/s/ J. Marvin Quin	Director
J. Marvin Quin

/s/ Paul Scripps	Director
Paul Scripps

/s/ Kim Williams	Director
Kim Williams

The E. W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights
(in millions, except per share data)

	For the years ended December 31,
	2012 (1)	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Summary of Operations (5)
Operating revenues:
Television	$494	$301	$321	$255	$327
Newspapers	399	414	435	455	569
Syndication and other	10	14	21	22	26
Corporate and shared services	—	—	—	—	4
Total operating revenues	$903	$729	$777	$732	$925
Segment profit (loss):
Television	160	52	77	26	82
Newspapers	28	26	56	62	73
JOA and newspaper partnerships	—	—	—	—	(1)
Syndication and other	(3)	(1)	(2)	—	(2)
Corporate and shared services	(37)	(30)	(33)	(26)	(41)
Depreciation and amortization of intangibles	(49)	(40)	(45)	(44)	(47)
Impairment of goodwill, indefinite and long-lived assets (2)	—	(9)	—	(216)	(810)
Write-down of investment in newspaper partnership (3)	—	—	—	—	(21)
Gains (losses), net on disposals of property, plant and equipment	—	—	(1)	—	6
Interest expense	(12)	(2)	(4)	(3)	(11)
Pension expense	(9)	(8)	(7)	(21)	(4)
Acquisition and related integration costs (2)	(6)	(3)	—	—	—
Separation and restructuring costs	(9)	(10)	(13)	(10)	(34)
Losses on repurchases of debt	—	—	—	—	(26)
Miscellaneous, net (4)	(5)	(1)	2	1	10
Benefit (provision) for income taxes	(17)	10	(1)	32	266
Income (loss) from continuing operations	$40	$(16)	$29	$(199)	$(559)
Per Share Data
Income (loss) from continuing operations - diluted	$0.69	$(0.27)	$0.45	$(3.69)	$(10.33)
Cash dividends	$—	$—	$—	$—	$0.99
Market Value of Common Shares at December 31
Per share	$10.81	$8.01	$10.15	$6.96	$2.21
Total	600	435	592	381	119
Balance Sheet Data
Total assets	$1,031	$971	$828	$786	$1,089
Long-term debt (including current portion)	196	212	—	36	61
Equity	540	517	592	433	595
Certain amounts may not foot since each is rounded independently.

Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2012, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.
Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with GAAP.

(1)	On December 30, 2011, we acquired McGraw-Hill Broadcasting, Inc. Operating results are included for periods after the acquisition.

(2)	2012 — A $6 million non-cash charge was incurred to terminate the McGraw-Hill stations national representation agreement.

2011 — A $9 million non-cash charge was recorded to reduce the carrying value of long-lived assets at four of our newspapers.

2009 — A $216 million non-cash charge was recorded to reduce the carrying value of our Television segment’s goodwill and indefinite-lived assets.

2008 — A $810 million non-cash charge was recorded to reduce the carrying value of our Newspaper segment’s goodwill and, indefinite-lived intangible and long-lived assets in our Television segment.

(3)	2008 — A $21 million non-cash charge was recorded to reduce the carrying value of our investment in our Colorado newspaper partnership.

(4)	2008 — Miscellaneous, net includes realized gains of $8 million from the sale of investments.

(5)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2010 — Completed the sale of United Feature Syndicate, Inc. character licensing business for $175 million in cash. We recorded a $162 million pre-tax gain which is included in discontinued operations.

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

At the end of 2011, we added nine local television stations in four markets through the acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”), for $212 million in cash, plus a $4.4 million working capital adjustment. This acquisition shifted the balance of the Company's assets toward the television business.

Local and national television advertising, particularly automotive advertising, continued to recover in 2012. We also benefited from strong political advertising that exceeded any previous cycle. At the end of 2011 and in early 2012, we renewed retransmission consent agreements with numerous cable television system operators at higher rates. The renewals are typically for three-year periods. We expect to continue to benefit in the coming years from contractual rate increases included in the renewed contracts and as we regain control of all of our retransmission rights. For the past four years, we have received payment for many of our broadcast signals from Scripps Networks Interactive, Inc. (“SNI”), which negotiated our retransmission consent agreements until we spun it off in 2008. As these contracts have been expiring, we have been renegotiating new contracts with the cable and satellite operators at current market rates, which are significantly higher than the rates we receive from SNI. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

In September 2012, we launched two original shows — a new game show called Let's Ask America and a nightly infotainment magazine called The List — aired during the access period between evening news and prime time. These shows have been launched in seven of our markets, with the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire. The List and Let's Ask America were developed internally or in partnership with others and replace expensive syndicated content. We believe this strategy has the potential to improve our Television division's financial performance for years to come.

Stabilization of the profitability of our newspaper group is the goal of a number of activities pursued by management. We have completed much of our functional reorganization and restructuring, and have begun implementing common advertising and circulation systems across our markets. We expect the majority of implementations to continue through 2013. We are also pursuing a number of marketing and pricing strategies to strengthen our base of subscribers and improve our circulation revenue. We intend to introduce bundled print and digital subscriptions in all of our markets in 2013. During 2011, we completed a review of the advertising and niche products offered in our markets, eliminating unprofitable products from the portfolios in our newspaper markets. By increasing resources to sell products with the highest revenue and profit potential, and focusing on key sales metrics with the help of new customer relationship management tools, we believe our sales executives are better positioned than in previous years to improve the financial performance of the division. We also continue to increase efforts to print and distribute other publications within our newspaper markets.

In 2011 we signaled our commitment to developing our local digital media business by combining all of our digital initiatives into a single organization. Under the direction of our digital leadership, working closely with the leadership of both of our divisions, we believe this focus will deliver long-term financial benefits as we find new and efficient platforms for bringing together advertisers and audiences. We began implementing this new structure in 2012. Under this structure, our digital media group develops products and offerings that enable our newspapers and television stations to provide unique and compelling content online, on tablets and on mobile devices. The digital group will develop content and applications specifically for digital platforms to make the user experience unique. Our digital group also drives the coordinated local and national digital sales efforts for our television and newspaper divisions.

Looking to seize opportunities for long-term value creation, we expect to invest in the content-creation and sales-force functions of our digital operations in 2013.

We allocate a portion of the digital and other shared services costs to each of the divisions. The amounts allocated are at amounts agreed by management, and may differ from amounts that would be charged at arms-length. Costs not allocated to the divisions are reported in Syndication and other. The costs of unallocated digital sales-force functions and content creation as we build those capabilities are expected to be approximately $22 million in 2013.

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
Estimating undiscounted cash flows requires significant judgments and estimates. We continually monitor the estimated cash flows of our newspaper properties and may incur impairment charges if future cash flows are less than our current estimates.
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
To determine the fair value of our reporting units we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value. Our annual impairment testing for goodwill indicated that our television reporting unit fair value significantly exceeded its recorded value.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. They are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We must compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $5 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded its recorded value. The recorded value of our FCC licenses from the recently acquired McGraw-Hill acquisition are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge if future assumptions were to change.
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
Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees that began employment prior to June 30, 2008 (the majority of our defined benefit pension plans were frozen June 30, 2009), including a SERP, which covers certain executive employees. Pension expense for continuing operations for those plans was $8.6 million in 2012, $8.1 in 2011 and $7.3 million in 2010.
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
The assumptions used in accounting for our defined benefit pension plans for 2012 and 2011 are the following:

	2012	2011
Discount rate for expense	5.29%	5.85%
Discount rate for obligations	4.27%	5.29%
Long-term rate of return on plan assets	5.30%	5.70%
Increase in compensation levels for expense and obligations	3.30%	3.30%

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

For our defined benefit pension plans, as of December 31, 2012, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease
Effect on total pension expense in 2013	$(119)	$76
Effect on pension benefit obligation as of December 31, 2012	$(37,377)	$39,936

We have target asset allocations to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for a 15-year period. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2013 expected long-term rate of return on plan assets of 4.7%, to either 4.2% or 5.2%, would increase or decrease our 2013 pension expense by approximately $2.3 million.

We had cumulative unrecognized actuarial losses for our pension plans of $185 million at December 31, 2012. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2012, we had an actuarial loss of $33 million. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and their impact on our discount rate, as well as the overall unfavorable performance of the equity markets since 2000. Based on our current assumptions, we anticipate that 2013 pension expense will include $4.5 million in amortization of unrecognized actuarial losses.
Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective for us for any goodwill impairment test performed on January 1, 2012, or later. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
Recently Issued Accounting Standards — In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements; rather it may change management's approach to testing indefinite-lived intangible assets for impairment.
In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income. The update requires an entity to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. The update will become effective for us on January 1, 2013. The Company is currently evaluating the impact of this new guidance on its future disclosures.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations — Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands, except per share data)	2012	Change	2011	Change	2010
Operating revenues	$903,458	24.0%	$728,660	(6.2)%	$776,890
Employee compensation and benefits	(396,241)	13.8%	(348,178)	1.0%	(344,648)
Programs and program licenses	(56,783)	(1.6)%	(57,713)	(3.7)%	(59,949)
Newsprint and press supplies	(51,266)	0.1%	(51,226)	8.4%	(47,235)
Newspaper distribution	(50,379)	(1.4)%	(51,091)	6.1%	(48,166)
Other expenses	(201,302)	15.7%	(174,023)	(3.1)%	(179,659)
Pension expense	(8,620)	6.0%	(8,135)	18.5%	(6,865)
Acquisition and related integration costs	(5,826)		(2,787)		—
Restructuring costs	(9,335)		(9,935)		(12,678)
Depreciation and amortization of intangibles	(49,332)		(40,069)		(44,894)
Impairment of long-lived assets	—		(9,000)		—
Gains (losses), net on disposal of property, plant and equipment	(474)		124		(1,218)
Operating income (loss)	73,900		(23,373)		31,578
Interest expense	(12,246)		(1,640)		(3,666)
Miscellaneous, net	(4,747)		(675)		1,798
Income (loss) from continuing operations before income taxes	56,907		(25,688)		29,710
Benefit (provision) for income taxes	(16,985)		10,001		(840)
Income (loss) from continuing operations	39,922		(15,687)		28,870
Income from discontinued operations, net of tax	—		—		101,536
Net income (loss)	39,922		(15,687)		130,406
Net income (loss) attributable to noncontrolling interests	(266)		(150)		(103)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$40,188		$(15,537)		$130,509

Continuing Operations
2012 compared with 2011

Operating results include certain items that affect the comparisons of 2012 to 2011. The most significant of these items are as follows:

•	The operating results of the McGraw-Hill television station group that we acquired on December, 30, 2011 are included for all of 2012.

•	Acquisition and related integration costs of $5.8 million and $2.8 million were incurred for the acquisition of McGraw-Hill in 2012 and 2011, respectively.

•	Impairment charges to reduce the carrying value of long-lived assets at four of our newspapers were $9 million in 2011.
Operating revenues increased 24% in 2012 as compared to 2011 on an as reported basis and 8.7% on a same-station basis. The revenues from the acquired stations and a 27% increase in revenues in our legacy television stations more than offset a

3.7% decrease in our newspaper revenues. Strong television revenues reflect political revenues of $107 million in 2012 compared to $6.9 million in 2011.

Employee compensation and benefits were $396.2 million in 2012 compared to $348.2 million in 2011. Employee compensation and benefits increased 1.0% or $3.6 million on a same-station basis. The primary factors affecting the increase on a same-station basis in employee compensation and benefits in 2012 are as follows:

•
Increased staffing to support television station newsroom initiatives and additional staffing to support production of internally produced programming led to a 7.7% increase in television employee compensation and benefits.

•
The fourth quarter 2011 newspaper reduction in force and attrition in 2012 led to a $14.7 million reduction in compensation and benefits in the newspaper division. The number of employees in the Newspaper division was down approximately 11% year-over-year.

Programs and program licenses costs decreased approximately 23% in 2012 on a same-station basis. Syndicated programming costs decreased $14.4 million year-over-year due to decisions we made to take control of more programming and rely less on syndicated programming. In the third quarter of 2011 we replaced Oprah with lower-priced syndicated programming in four of our television markets. In the third quarter of 2012 we replaced syndicated programming in seven of our markets, that we aired in the access time period between evening news and prime time with programming we produce internally or in partnership with others. The decrease was off-set by a $1.4 million increase in fees under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Newsprint and press supplies was flat in 2012 compared to 2011. Lower consumption of newsprint reduced costs by $1.3 million, which was offset by increased outside printing costs for specialty advertising products.

Newspaper distribution costs decreased by 1.4% in 2012 compared to 2011 as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expense is comprised of the following:

	For the years ended December 31,
(in thousands)	2012	Change	2011
Facilities rent and maintenance	$42,442	13.9%	$37,270
Purchased news and content	16,340	14.2%	14,308
Marketing and promotion	15,918	43.4%	11,103
Miscellaneous costs	126,602	13.7%	111,342
Total other expenses	$201,302	15.7%	$174,023

Other expenses increased 1% or $1.3 million in 2012 on a same-station basis. Costs to promote the launch of The List and Let's Ask America in seven of our television markets led to a $2.7 million increase in marketing and promotion costs.

Depreciation and amortization increased $9.3 million year-over-year due to the impact of the acquisition of the McGraw-Hill television station group at the end of 2011.

Acquisition and related integration costs for 2012 include a $5.7 million non-cash charge associated with the cancellation of the contract with the national advertising firm that represented the acquired stations. In 2011, we incurred $2.8 million of costs associated with our acquisition of the McGraw-Hill television stations.

Interest expense increased to $12.2 million in 2012 due to the borrowings associated with the acquisition of McGraw-Hill television stations.

The effective income tax rate for continuing operations was 29.8% and 38.9% for 2012 and 2011, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income (loss) in each of the reporting periods. In addition, our effective income tax rate has been impacted by tax settlements and changes in our reserve for uncertain tax positions as described below.

•
In 2012, we recognized $5.5 million of previously unrecognized tax benefits primarily due to the lapse of the statutes of limitations in certain jurisdictions, decreasing our effective tax rate by 9.6 percentage points.

•
In 2011, we recorded a benefit of $1.6 million when we settled the examinations of our 2005 to 2009 federal tax returns with the Internal Revenue Service (“IRS”), increasing our effective tax benefit rate by 6.6 percentage points.

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

•
In the first quarter of 2011, we entered into a five-year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Under the terms of the agreement we receive a fixed fee from Universal and continue to own certain copyrights and control the licenses for those properties, and manage the business relationships with the creative talent that produces those comics and features. We completed the transition of the services in June 2011.

Operating revenues decreased due to continued secular declines in newspaper print advertising, lower political spending at our television stations in a non-election year and a $9.4 million reduction in newspaper syndication service revenues due to our decision to source sales and fulfillment of United Media's operations to Universal. Print newspaper advertising decreased $18.9 million, or 7.1% in 2011. Political advertising was $6.9 million in 2011 compared to $48.1 million in 2010.

A $4.0 million increase in revenues from higher television retransmission rights and $2.5 million in additional fees to provide news and television services to WFLX in West Palm Beach, Florida offset some of the reductions.

Employee compensation and benefits were $348.2 million in 2011 compared to $344.6 million in 2010. The primary factors affecting the increase in employee compensation and benefits in 2011 were as follows:

•	We restored employer matching contributions to our defined contribution plan in the third quarter of 2010. Employer matching contributions were $6.6 million in 2011 and $1.9 million in 2010.

•
We froze the accrual of benefits under our defined benefit pension plans in 2009. In connection with freezing the plan, we began making supplemental retirement plan contributions to the defined contribution accounts of employees nearing retirement age in the first quarter of 2011. The contributions, which will continue through 2015, were $2.9 million in 2011.

•
Reductions in force and attrition reduced the number of employees in our newspaper division in 2011 compared to 2010 by approximately 2%, resulting in a $1.5 million reduction in employee compensation and benefits in 2011.

Expenses for programs and program licenses decreased in 2011 compared with 2010 primarily due to replacing Oprah at the end of the third quarter with lower-priced programming. Syndication programming costs decreased $5.2 million in 2011. This decrease was partially offset by a $3.3 million increase for network affiliation fees paid under our network affiliation agreements with ABC and NBC.
Newsprint and press supplies increased by $4.0 million compared with 2010, primarily due to higher newsprint costs. Newsprint costs in 2011 increased by $3.1 million as compared with 2010 due to a 9.4% increase in average newsprint prices while newsprint consumption was flat in 2011.

Newspaper distribution costs increased primarily due to transition of distribution processes from internal personnel, expense for which are classified as employee compensation and benefits, to external vendors, expense for which are classified as distribution services.

Other expenses is comprised of the following:

	For the years ended December 31,
(in thousands)	2011	Change	2010
Facilities rent and maintenance	$37,270	(4.9)%	$39,172
Purchased news and content	14,308	(1.3)%	14,492
Marketing and promotion	11,103	(0.7)%	11,179
Miscellaneous costs	111,342	(3.0)%	114,816
Total other expenses	$174,023	(3.1)%	$179,659

Other expenses decreased 3.1% in 2011 as compared to 2010. The decrease in other expenses is primarily due to reductions in operating expenses from sourcing sales and fulfillment of newspaper syndication services to Universal and continued cost reduction initiatives in the newspaper division.
Interest expense in 2011 decreased compared with 2010 since we had no outstanding borrowings for the majority of 2011.

The effective income tax rate for continuing operations was 38.9% and 2.9% for 2011 and 2010, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income (loss) in each of the reporting periods. In addition, our effective income tax rate has been impacted by tax settlements and changes in our reserve for uncertain tax positions as described below.

•
In 2011 we recorded a benefit of $1.6 million when we settled the examinations of our 2005 to 2009 federal tax returns with the Internal Revenue Service (“IRS”), increasing the effective tax benefit rate by 6.6 percentage points.

•
In 2010 we reduced our reserves for uncertain tax positions by $14.0 million upon the lapse of the statute of limitations and the settlement of the examinations of certain state and local tax returns. The reduction in the reserve for uncertain tax positions reduced our effective rate by 48.9 percentage points.

Business Segment Results — As discussed in the notes to the Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit plan pension expense (other than current service costs), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2012	Change	2011	Change	2010
Segment operating revenues:
Television	$493,896	64.3%	$300,598	(6.4)%	$321,148
Newspapers	399,091	(3.7)%	414,289	(4.8)%	434,988
Syndication and other	10,471	(24.0)%	13,773	(33.6)%	20,754
Total operating revenues	$903,458	24.0%	$728,660	(6.2)%	$776,890
Segment profit (loss):
Television	$159,917	207.6%	$51,989	(32.1)%	$76,558
Newspapers	27,595	4.5%	26,417	(52.9)%	56,140
Syndication and other	(3,395)	152.8%	(1,343)	(37.2)%	(2,140)
Corporate and shared services	(36,630)	19.6%	(30,634)	(8.1)%	(33,325)
Depreciation and amortization of intangibles	(49,332)		(40,069)		(44,894)
Impairment of long-lived assets	—		(9,000)		—
Gains (losses), net on disposal of property, plant and equipment	(474)		124		(1,218)
Interest expense	(12,246)		(1,640)		(3,666)
Pension expense	(8,620)		(8,135)		(6,865)
Acquisition and related integration costs	(5,826)		(2,787)		—
Separation and restructuring costs	(9,335)		(9,935)		(12,678)
Miscellaneous, net	(4,747)		(675)		1,798
Income (loss) from continuing operations before income taxes	$56,907		$(25,688)		$29,710

Television — Television includes ten ABC-affiliated stations, three NBC-affiliated stations, one independent station and five Azteca affiliates. Our television stations reach approximately 13% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station's market. News is the primary focus of our locally produced programming.
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
Operating results for television were as follows:

	For the years ended December 31,
(in thousands)	2012	Change	2011	Change	2010
Segment operating revenues:
Local	$223,534	25.6%	$177,931	9.2%	$162,929
National	109,084	29.2%	84,425	(1.7)%	85,909
Political	106,732		6,922		48,117
Digital	15,024	59.8%	9,400	21.4%	7,744
Retransmission	30,867	96.8%	15,687	34.5%	11,660
Network compensation	—		—		1,152
Other	8,655	38.9%	6,233	71.4%	3,637
Total operating revenues	493,896	64.3%	300,598	(6.4)%	321,148
Segment costs and expenses:
Employee compensation and benefits	182,221	42.5%	127,839	4.0%	122,864
Programs and program licenses	56,783	(1.6)%	57,713	(3.7)%	59,949
Other expenses	94,975	50.6%	63,057	2.1%	61,777
Total costs and expenses	333,979	34.3%	248,609	1.6%	244,590
Segment profit	$159,917	207.6%	$51,989	(32.1)%	$76,558
2012 compared with 2011

The comparability of our television division operating results were affected by the December 30, 2011, acquisition of the McGraw-Hill television station group, the results of which are included following its acquisition date.
Revenues

Television revenues increased 64% for 2012 on an as-reported basis and 27% on a same-station basis.

Television time sales increased $74 million or 27% on a same-station basis. Political advertising was $85 million in 2012 compared to $6.9 million in 2011 on a same-station basis.

Retransmission revenues increased 36% or $5.7 million for 2012 on a same-station basis due to renewal of certain agreements at higher rates and rate increases built into our continuing agreements. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company's cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues for 2012 increased $5.6 million on an as-reported basis and $2.8 million on a same-station basis.

Other revenues include revenue from news production and television services provided by our West Palm Beach television station to the Raycom station in that market. Other revenues were essentially flat on a same-station basis.

Costs and expenses

Total costs and expenses increased 34% on an as-reported basis and 1% on a same-station basis.

Employee compensation and benefits increased by 7.7% on a same-station basis primarily due to higher accruals under our annual incentive plans, compensation increases and increased staffing to support newsroom initiatives and production of internally produced programming such as The List. Annual incentive plan costs increased $3 million in 2012. Employee compensation and benefits costs associated with production of The List totaled approximately $2 million in 2012.

Programs and program licenses decreased approximately 23% on a same-station basis. Syndicated programming costs decreased $14.4 million year-over-year due to decisions we made to take control of more programming on our stations and rely less on syndicated programming. In the third quarter of 2011 we replaced Oprah with lower-priced syndicated programming in four of our television markets. In the third quarter of 2012 we replaced syndicated programming we aired in the access time period between evening news and prime time with programming we produce internally or in partnership with others in seven of our markets. The decrease in program and program license costs was off-set by a $1.4 million increase in fees under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Other expenses increased 9.5% on a same-station basis. In 2012 we incurred approximately $2.5 million of costs to promote the launch of Let's Ask America and The List in seven of our television markets, and costs to build out our local digital media presence totaled $2.1 million.
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
Under the renewal of our network affiliation agreements with ABC and NBC, we no longer receive network compensation revenue.
Other revenues include amounts from our news production and television services arrangement with WFLX. The increase in 2011 revenues was primarily due to our news production and television services agreement with WFLX starting in 2011.
Cost and expenses
Employee compensation and benefits increased in 2011 compared with 2010 primarily due to increased costs for our defined contribution retirement plans and other employee benefits. We restored the matching contribution to our defined contribution plan in July 2010. Employer matching contributions increased $1.9 million in 2011. In the first quarter of 2011 we began making supplemental retirement plan contributions to employees nearing retirement age increasing expense by $1.0 million in 2011. The supplemental contributions, which continue through 2015, are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009.
Expenses for programs and program licenses decreased in 2011 compared with 2010 primarily due to replacing Oprah at the end of the third quarter with lower-priced programming. Syndication programming costs decreased $5.2 million in 2011. This decrease was partially offset by a $3.3 million increase for network affiliation fees paid under our affiliation agreements with ABC and NBC.
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
Operating results for our newspaper business were as follows:

	For the years ended December 31,
(in thousands)	2012	Change	2011	Change	2010
Segment operating revenues:
Local	$79,700	(5.1)%	$83,992	(5.4)%	$88,778
Classified	74,530	(4.5)%	78,077	(8.1)%	84,993
National	9,421	(31.3)%	13,723	(27.8)%	19,017
Preprint and other	70,701	(2.9)%	72,824	(2.6)%	74,765
Print advertising	234,352	(5.7)%	248,616	(7.1)%	267,553
Circulation	117,700	(2.4)%	120,569	(0.6)%	121,283
Digital	26,085	(0.3)%	26,160	(8.2)%	28,492
Other	20,954	10.6%	18,944	7.3%	17,660
Total operating revenues	399,091	(3.7)%	414,289	(4.8)%	434,988
Segment costs and expenses:
Employee compensation and benefits	175,907	(7.7)%	190,572	1.4%	187,866
Newsprint and press supplies	51,263	0.1%	51,230	8.5%	47,235
Distribution services	50,379	(1.4)%	51,091	6.1%	48,166
Other expenses	93,947	(1.1)%	94,979	(0.6)%	95,581
Total costs and expenses	371,496	(4.2)%	387,872	2.4%	378,848
Segment profit	$27,595	4.5%	$26,417	(52.9)%	$56,140
2012 compared with 2011

Revenues

Print advertising revenues declined as continued secular changes in the demand for newspaper advertising continued to affect the operating revenue of newspaper publishers throughout the country. Revenues also declined from our efforts to rationalize unprofitable product offerings. Advertising revenues associated with discontinued products totaled approximately $5.0 million in 2011. Automotive and employment classified advertising and advertising by large national retailers, which tend to make advertising decisions at the national or regional level, not at the local market level, remained particularly weak.

Preprint and other revenues declined at a slightly slower pace than other print advertising. Preprint and other products include inserts and single-sheet advertisements included with the daily newspaper, niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. We are increasing efforts to sell single-sheet advertisements delivered with our newspapers and to all homes in a market (the “print and deliver” initiative).

Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns.

Circulation revenue decreased in 2012 compared to 2011 as price increases in home delivery and single copy did not offset declines in circulation net paid levels. Net paid levels decreased approximately 5% due to fewer home delivery subscriptions and lower single-copy sales on Sunday.

Other operating revenues, including commercial printing and distribution services, increased due to the impact of initiatives to garner additional revenues in these areas.

Costs and expenses

Employee compensation and benefits decreased due to lower employment levels as a result of the 2011 fourth quarter reduction in force initiative, attrition and the shifting of employees from the newspaper division to the digital operations group. Our Newspaper segment receives a cross charge for services provided by the digital operations group, which is included in other expenses. The number of employees in the Newspaper division decreased approximately 11% year-over-year.

Newsprint and press supplies were flat in 2012 compared to 2011. Lower newsprint consumption reduced costs by $1.3 million. The reduction in newsprint consumption was offset by increased outside printing costs for specialty advertising products.

Distribution costs decreased by 1.4% in 2012 compared to 2011 as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses decreased in 2012 primarily due to cost reduction initiatives which was partially offset by the increase in the cross charge for digital services of $4.3 million.
2011 compared with 2010
Revenues
The U.S. economic recession and secular changes in the demand for newspaper advertising affected operating revenue in 2011 and 2010, leading to lower advertising volumes and rate weakness in most of our local markets. Our employment and automotive classified advertising, which had shown signs of improvement in the first half of 2011, softened in the third and fourth quarter. Real estate classified advertising and national advertising remained particularly weak.
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
Circulation revenue remained substantially unchanged, as higher circulation rates offset declines in circulation net paid levels.
Preprint and other revenues declined in 2011 due to reductions in the number of inserts from large national retailers. Preprint and other products include preprints distributed in the daily newspaper, niche publications and direct mail.
Other operating revenues represent revenue earned on ancillary services offered by our newspapers, including commercial printing and distribution services.
Costs and expenses
Employee compensation and benefits increased in 2011 primarily due to increased costs for our defined contribution retirement plans and other increased employee benefits. We restored the matching contribution to our defined contribution plan in July 2010. Employer matching contributions increased $2.3 million in 2011. In the first quarter of 2011 we began making supplemental retirement plan contributions to employees nearing retirement age increasing expense by $1.7 million in 2011. The supplemental contributions which continue through 2015, are associated with freezing the accrual of benefits under our defined benefit pension plan in 2009. Reductions in force and attrition reduced the number of employees in our newspaper division in 2011 compared to 2010 by approximately 2%, resulting in a $1.5 million reduction in employee compensation and benefits in 2011.
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

Shared services and corporate

We centrally provide certain services to our business segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in Shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, including costs associated with being a public company.

2012 to 2011

Shared services and corporate expenses were $36.6 million in 2012 and $30.6 million in 2011. Shared services and corporate expenses increased due to $1.3 million of higher accruals under our annual incentive plans primarily due to improved operating results, costs for employee development and training initiatives, costs to centralize information technology operations and development of digital sales compensation plans.

2011 to 2010

Shared services and corporate expenses were $30.6 million in 2011 and $33.3 million in 2010. Corporate and shared services decreased by $2.7 million in 2011 compared to 2010, primarily due to $2.0 million in employee separation costs in the 2010 period. The 2010 period also included costs of services to design and implement in 2011 high deductible employee directed health plans. Administrative expenses associated with the new plans in 2011 were approximately $1.0 million less than the administrative costs of the prior plans.
Discontinued Operations — Discontinued operations include United Media Licensing and Rocky Mountain News (See Note 4 to the Consolidated Financial Statements). The results of businesses held for sale or that have ceased operations are presented as discontinued operations.
Operating results for our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Operating revenues:
United Media Licensing	$—	$—	$27,979
Rocky Mountain News	—	—	—
Total operating revenues	$—	$—	$27,979
Income from discontinued operations:
Gain on sale of United Media Licensing, before tax	$—	$—	$161,910
Income from discontinued operations, before tax:
United Media Licensing	—	—	3,694
Rocky Mountain News	—	—	2,719
Income tax expense	—	—	(66,787)
Income from discontinued operations	$—	$—	$101,536
In the fourth quarter of 2009 we began a review of our strategic options for United Media Licensing, the character licensing operation of United Media which resulted in the sale of United Media Licensing to Iconix Brand Group for $175 million in cash in 2010. The sale also included certain intellectual property, including the rights to syndicate the Peanuts and Dilbert comic strips.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities
Cash provided from operating activities in the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$39,922	$(15,687)	$130,406
Loss from discontinued operations	—	—	(101,536)
Income (loss) from continuing operations	39,922	(15,687)	28,870
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	49,332	40,069	44,894
Contract termination fees	5,663	—	—
Impairment of long-lived assets	—	9,000	—
Losses/(gains) on sale of property, plant and equipment	474	(124)	1,218
Gain on sale of investments	—	—	(2,275)
Deferred income taxes	8,297	9,786	25,822
Excess tax benefits of share-based compensation plans	(4,206)	(5,814)	(9,559)
Stock and deferred compensation plans	8,223	7,197	8,892
Pension expense, net of payments	5,903	4,840	(62,774)
Other changes in certain working capital accounts, net	60,594	(41,779)	32,388
Miscellaneous, net	(1,620)	7,299	(8,196)
Net cash provided by continuing operating activities	$172,582	$14,787	$59,280

2012 to 2011

Cash flow provided by continuing operating activities was $173 million in 2012 compared with $15 million in 2011. The $158 million increase was primarily attributable to higher television segment profit in an election year.

In addition to the changes in segment profit, changes in working capital increased cash flow from operating activities by $61 million in 2012 and decreased cash flow from continuing operations by $42 million in 2011. The primary factors affecting the changes in working capital are described below.

•
We received $25 million in 2012 for refunds of prior year taxes from the carryback of our 2011 net operating loss, decreasing our working capital. The tax receivable increased working capital by the same amount in 2011.

•	The timing of collections of accounts receivable decreased working capital by $10 million in 2012 due to the high level of political adverting in 2012 which is collected in advance.

•
Working capital was increased by $8 million in 2011 due to the timing of network affiliation payments. During 2010 we did not make network affiliation payments to ABC while we were negotiating the renewal of our affiliation agreements. The network affiliation payments were made in 2011 upon execution of the renewals.

•	Accruals for higher payments under our incentive plans decreased working capital by $5 million in 2012.

2011 to 2010

Cash flow provided by continuing operating activities was $15 million in 2011 compared with $59 million in 2010. The $44 million decline was primarily attributable to lower television segment profit in a non-election year and continued secular declines resulting in lower newspaper segment profit.

In addition to the changes in segment profit, pension contributions and changes in working capital affected the year-over-year cash flow from operating activities. In 2010, we made voluntary contributions totaling $65 million to our defined benefit pension plans. Changes in working capital decreased cash flow from operating activities by $42 million in 2011 and increased cash flow from continuing operating activities by $32 million in 2010. The primary factors affecting the changes in working capital are described below.

•	A tax receivable of $25 million for refunds of our 2011 net operating loss increased working capital in 2011.

•	Accruals for payments under our annual incentive plans decreased working capital by $8 million in 2010. We reinstated our annual incentive plan in 2010 after suspending it in 2009.

•
Working capital was reduced by $8 million in 2010 and increased $8 million in 2011 due to the timing of network affiliation payments. During 2010 we did not make network affiliation payments to ABC while we were negotiating the renewal of our affiliation agreements. The network affiliation payments were made in 2011 upon execution of the renewals.

•	In 2010 working capital was decreased by a $7 million payment from SNI for their share of taxes prior to the spin-off.
Investing activities

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Investing Activities:
Purchase of McGraw-Hill Broadcasting	$(266)	$(216,143)	$—
Additions to property, plant and equipment	(30,210)	(12,183)	(18,241)
Changes in restricted cash	—	(7,510)	—
Purchase of investments	(5,066)	(9,045)	(1,673)
Miscellaneous, net	3,118	4,388	12,096
Net cash used in continuing investing activities	(32,424)	(240,493)	(7,818)
Net cash provided by discontinued investing activities	—	—	162,895
Net investing activities	$(32,424)	$(240,493)	$155,077

In 2012 and 2011 we used $32 million and $240 million, respectively in cash for investing activities. In 2010 we had $155 million in net cash flows from investing activities. The primary factors affecting our investing activities for the years are described below.

•	In 2012, we increased our capital expenditures to $30 million primarily due to increased investment in our television business.

•	In 2011, we paid $216 million to acquire the McGraw-Hill television stations.

•	In 2011 our restricted cash increased by $7.5 million from the deposit of cash with our insurance carrier. This account serves as collateral in place of a stand-by letter of credit.

•	In 2010 we completed the sale of United Media Licensing which provided net cash from discontinued operations of $163 million.
Financing activities

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Financing Activities:
Increases in long-term debt	$—	$212,000	$—
Payments on long-term debt	(15,900)	—	(34,900)
Payments of financing costs	(993)	(8,871)	(330)
Repurchase of Class A Common shares	(23,564)	(51,383)	—
Proceeds from employee stock options	18,215	2,514	8,394
Tax payments related to shares withheld for vested stock and RSUs	(7,658)	(9,596)	(12,071)
Excess tax benefits from stock compensation plans	4,206	5,814	9,559
Miscellaneous, net	289	(1,807)	314
Net cash (used in) provided by continuing financing activities	$(25,405)	$148,671	$(29,034)

In 2012 and 2010 we used $25 million and $29 million, respectively in cash for financing activities. In 2011 we had $149 million in net cash flows from financing activities. The primary factors affecting our financing activities for the years are described below.

On December 9, 2011, we entered into a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement was entered into to finance the acquisition of McGraw-Hill and to provide liquidity for ongoing operations. The Financing Agreement has a five-year term and includes a $212 million term loan and a $100 million revolving credit facility. Our previous revolving credit facility was terminated on the funding of the new Financing Agreement on December 30, 2011. There were no borrowings under our revolving credit agreement in 2012 and 2011. We also incurred $9 million of costs in connection with the new Financing Agreement. In 2012 we made $16 million in scheduled principal payments on this debt.
In 2010 we repaid the $35 million outstanding balance on our line of credit.

Our board of directors authorized the repurchase of up to $75 million of our Class A Common shares in 2010. We have repurchased a total of $75 million of shares under this authorization through September 30, 2012, of which, $24 million and $51 million was repurchased in 2012 and 2011, respectively. No additional shares may be repurchased pursuant to the authorization.

In November 2012, our board of directors authorized the repurchase of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the exercise of employee stock options.

In 2012, we had $18 million of proceeds from the exercise of employee stock options compared to $2 million and $8 million in 2011 and 2010, respectively. The number of options being exercised has increased as options near their expiration period and from increases in our share price. The market price of our shares has moved above the exercise prices of options held by employees. Our employees currently hold options to purchase 8.0 million shares at exercise prices between $7.00 and $10.60 per share and a weighted average exercise price of $9.77.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $1.6 million in 2013 to our defined benefit pension plans.

We expect total capital expenditures for 2013 to be approximately $25 million.
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
We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which is designated as and qualifies as a cash flow hedge, is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
As of December 31, 2012 and 2011, we had outstanding letters of credit totaling $1.1 million.

Contractual Obligations
A summary of our contractual cash commitments, as of December 31, 2012, is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total
Long-term debt:
Principal amounts	$15,900	$53,000	$127,200	$—	$196,100
Interest on note	7,644	12,725	4,933	—	25,302
Programming:
Not yet available for broadcast	55,606	41,329	4,613	806	102,354
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	3,761	7,400	4,653	—	15,814
Employment and talent contracts	27,764	24,071	2,616	—	54,451
Operating leases:
Noncancelable	3,668	4,325	2,461	8,112	18,566
Cancelable	815	540	31	—	1,386
Pension obligations:
Minimum pension funding	1,610	16,050	55,927	24,215	97,802
Other commitments:
Noncancelable purchase and service commitments	9,206	7,130	—	—	16,336
Other purchase and service commitments	30,009	10,682	1,898	9	42,598
Total contractual cash obligations	$155,983	$177,252	$204,332	$33,142	$570,709

Long-term debt — Our long-term debt bears interest at rates based on LIBOR plus a margin determined by our leverage ratio, ranging from 3.5% to 4.0%. The rate on our outstanding borrowing was 3.72% at December 31, 2012. We have also entered into an interest rate swap that provides for a fixed rate of 1.08% on a notional amount of $75 million. Interest included in our contractual obligations table, which includes payments on the interest rate swap, are based upon rates as of December 31, 2012. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR or in our leverage ratio. A 1% increase in LIBOR would result in an increase in annual interest payments of $1.9 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2012, we were not required to make any additional principal payments from excess cash flow.

Other Contractual Obligations
In the ordinary course of business we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment, and to purchase other goods and services.
Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payment for our network affiliation agreements. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation agreements are also included. Variable amounts to the networks that are payable throughout the life of the contracts are included based on current estimates at December 31, 2012.
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
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERP. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2012, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2018-2022. While benefit payments under these plans are expected to continue beyond 2021, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The Contractual Obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2012, our reserves for income taxes totaled $12.5 million, which is reflected as a long-term liability in our consolidated balance sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.
We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2012. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Quantitative and Qualitative Disclosures about Market Risk
Earnings and cash flow can be affected by, among other things, economic conditions and interest rate changes. We are also exposed to changes in the market value of our investments.
Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2012		As of December 31, 2011
(in thousands, except share data)	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	196,100	196,100	212,000	212,000
Total long-term debt including current portion	$196,100	$196,100	$212,000	$212,000

Interest rate swap	$1,619	$1,619	$—	$—

Financial instruments subject to market value risk:
Investments held at cost	$15,242	(a)	$15,299	(a)

(a)
Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which is designated as and qualifies as a cash flow hedge, is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2012. This report appears on page F-27.
Date: March 6, 2013
BY:

/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy M. Wesolowski
Timothy M. Wesolowski
Senior Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the internal control over financial reporting of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E. W. Scripps Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 6, 2013

Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$242,642	$127,889
Restricted cash	10,010	10,010
Accounts and notes receivable (less allowances - 2012, $2,491; 2011, $1,885)	125,639	135,537
Inventory	6,437	6,783
Deferred income taxes	7,210	7,228
Income taxes receivable	2,926	29,785
Miscellaneous	7,836	8,178
Total current assets	402,700	325,410
Investments	21,115	23,214
Property, plant and equipment	374,931	387,972
Goodwill	27,966	28,591
Other intangible assets	144,783	151,858
Deferred income taxes	36,095	32,705
Miscellaneous	23,178	20,778
Total Assets	$1,030,768	$970,528
Liabilities and Equity
Current liabilities:
Accounts payable	$23,329	$17,697
Customer deposits and unearned revenue	26,240	26,373
Current portion of long-term debt	15,900	15,900
Accrued liabilities:
Employee compensation and benefits	37,118	35,245
Miscellaneous	28,545	21,566
Other current liabilities	14,901	8,267
Total current liabilities	146,033	125,048
Long-term debt (less current portion)	180,200	196,100
Other liabilities (less current portion)	164,625	132,379
Commitments and contingencies (Note 20)	—	—
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2012 - 43,594,229 shares; 2011 - 42,353,882 shares	436	424
Voting — authorized: 60,000,000 shares; issued and outstanding: 2012 - 11,932,735 shares; 2011 - 11,932,735 shares	119	119
Total	555	543
Additional paid-in capital	517,688	515,421
Retained earnings	136,293	96,105
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(1,009)	—
Pension liability adjustments	(115,831)	(97,548)
Total The E.W. Scripps Company shareholders’ equity	537,696	514,521
Noncontrolling interest	2,214	2,480
Total equity	539,910	517,001
Total Liabilities and Equity	$1,030,768	$970,528
See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Operating Revenues:
Advertising	$711,144	$550,305	$601,411
Circulation	117,700	120,569	121,283
Other	74,614	57,786	54,196
Total operating revenues	903,458	728,660	776,890
Costs and Expenses:
Employee compensation and benefits	396,241	348,178	344,648
Programs and program licenses	56,783	57,713	59,949
Newsprint and press supplies	51,266	51,226	47,235
Newspaper distribution	50,379	51,091	48,166
Other expenses	201,302	174,023	179,659
Pension expense	8,620	8,135	6,865
Acquisition and related integration costs	5,826	2,787	—
Separation and restructuring costs	9,335	9,935	12,678
Total costs and expenses	779,752	703,088	699,200
Depreciation, Amortization, and Losses (Gains):
Depreciation	42,258	38,822	43,517
Amortization of intangible assets	7,074	1,247	1,377
Impairment of long-lived assets	—	9,000	—
Losses (gains), net on disposal of property, plant and equipment	474	(124)	1,218
Net depreciation, amortization, and losses (gains)	49,806	48,945	46,112
Operating income (loss)	73,900	(23,373)	31,578
Interest expense	(12,246)	(1,640)	(3,666)
Miscellaneous, net	(4,747)	(675)	1,798
Income (loss) from continuing operations before income taxes	56,907	(25,688)	29,710
Provision (benefit) for income taxes	16,985	(10,001)	840
Income (loss) from continuing operations, net of tax	39,922	(15,687)	28,870
Income (loss) from discontinued operations, net of tax	—	—	101,536
Net income (loss)	39,922	(15,687)	130,406
Net loss attributable to noncontrolling interests	(266)	(150)	(103)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$40,188	$(15,537)	$130,509
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.70	$(0.27)	$0.45
Income (loss) from discontinued operations	—	—	1.59
Net income (loss) per basic share of common stock	$0.70	$(0.27)	$2.04
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.69	$(0.27)	$0.45
Income (loss) from discontinued operations	—	—	1.58
Net income (loss) per diluted share of common stock	$0.69	$(0.27)	$2.03
Weighted average shares outstanding:
Basic	54,907	57,217	56,857
Diluted	55,381	57,217	56,998
Net income (loss) per share amounts may not foot since each is calculated independently.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income (loss)	$39,922	$(15,687)	$130,406
Changes in fair value of derivative, net of tax of $610	(1,009)	—	—
Changes in defined pension plans, net of tax of $10,893; $9,961 and $6,092	(18,009)	(16,733)	10,214
Other	(274)	732	331
Total comprehensive income (loss)	20,630	(31,688)	140,951
Less comprehensive loss attributable to noncontrolling interest	(266)	(150)	(103)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$20,896	$(31,538)	$141,054
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$39,922	$(15,687)	$130,406
Income from discontinued operations	—	—	(101,536)
Income (loss) from continuing operations	39,922	(15,687)	28,870
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	49,332	40,069	44,894
Contract termination fees	5,663	—	—
Impairment of long-lived assets	—	9,000	—
Losses/(gains) on sale of property, plant and equipment	474	(124)	1,218
Gain on sale of investments	—	—	(2,275)
Deferred income taxes	8,297	9,786	25,822
Excess tax benefits of share-based compensation plans	(4,206)	(5,814)	(9,559)
Stock and deferred compensation plans	8,223	7,197	8,892
Pension expense, net of payments	5,903	4,840	(62,774)
Other changes in certain working capital accounts, net	60,594	(41,779)	32,388
Miscellaneous, net	(1,620)	7,299	(8,196)
Net cash provided by continuing operating activities	172,582	14,787	59,280
Net cash provided by discontinued operating activities	—	—	6,691
Net operating activities	172,582	14,787	65,971
Cash Flows from Investing Activities:
Acquisitions	(266)	(216,143)	—
Additions to property, plant and equipment	(30,210)	(12,183)	(18,241)
Changes in restricted cash	—	(7,510)	—
Purchase of investments	(5,066)	(9,045)	(1,673)
Miscellaneous, net	3,118	4,388	12,096
Net cash used in continuing investing activities	(32,424)	(240,493)	(7,818)
Net cash provided by discontinued investing activities	—	—	162,895
Net investing activities	(32,424)	(240,493)	155,077
Cash Flows from Financing Activities:
Increases in long-term debt	—	212,000	—
Payments on long-term debt	(15,900)	—	(34,900)
Payments of financing costs	(993)	(8,871)	(330)
Repurchase of Class A Common shares	(23,564)	(51,383)	—
Proceeds from employee stock options	18,215	2,514	8,394
Tax payments related to shares withheld for vested stock and RSUs	(7,658)	(9,596)	(12,071)
Excess tax benefits from stock compensation plans	4,206	5,814	9,559
Miscellaneous, net	289	(1,807)	314
Net cash (used in) provided by continuing financing activities	(25,405)	148,671	(29,034)
Change in cash — discontinued operations	—	—	5,229
Increase (decrease) in cash and cash equivalents	114,753	(77,035)	197,243
Cash and cash equivalents:
Beginning of year	127,889	204,924	7,681
End of year	$242,642	$127,889	$204,924
See notes to consolidated financial statements.

Consolidated Statements of Equity
(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
As of December 31, 2009	$546	$531,754	$(10,946)	$(91,459)	$3,356	$433,251
Net income	—	—	130,509	—	(103)	130,406
Spin-off of SNI	—	—	(7,927)	—	—	(7,927)
Dividends paid to noncontrolling interests	—	—	—	—	(623)	(623)
Changes in defined pension plans	—	—	—	10,214	—	10,214
Currency translation adjustment	—	—	—	(590)	—	(590)
Compensation plans: 3,661,797 net shares issued *	37	7,472	5	—	—	7,514
Excess tax expense of compensation plans	—	18,999	—	—	—	18,999
Other	—	—	—	288	—	288
As of December 31, 2010	583	558,225	111,641	(81,547)	2,630	591,532
Net loss	—	—	(15,537)	—	(150)	(15,687)
Changes in defined pension plans	—	—	—	(16,733)	—	(16,733)
Repurchase 6,216,610 Class A Common Shares	(62)	(51,321)	—	—	—	(51,383)
Compensation plans: 2,166,605 net shares issued *	22	1,571	1	—	—	1,594
Excess tax benefits of compensation plans	—	6,946	—	—	—	6,946
Other	—	—	—	732	—	732
As of December 31, 2011	543	515,421	96,105	(97,548)	2,480	517,001
Net income	—	—	40,188	—	(266)	39,922
Changes in defined pension plans	—	—	—	(18,009)	—	(18,009)
Change in fair value of derivative	—	—	—	(1,009)	—	(1,009)
Repurchase 2,478,453 Class A Common Shares	(25)	(23,539)	—	—	—	(23,564)
Compensation plans: 3,718,800 net shares issued *	37	18,253	—	—	—	18,290
Excess tax benefits of compensation plans	—	7,553	—	—	—	7,553
Other	—	—	—	(274)	—	(274)
As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
* Net of $7,658 in 2012, $9,596 in 2011 and $12,071 in 2010 of tax payments related to shares withheld for vested stock and RSUs.
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
As used in the Notes to Consolidated Financial Statements, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.
Nature of Operations — We are a diverse media concern with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via digital platforms, including the Internet, mobile devices and tablets. Our media businesses are organized into the following reportable business segments: Television, Newspapers, and Syndication and other.
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
We derive approximately 79% of our operating revenues from marketing services, including advertising. Changes in the demand for such services both nationally and in individual markets can affect operating results.
Use of Estimates — Preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.
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
Advertising. Print and broadcast advertising revenue is recognized, net of agency commissions, when we display the advertisements. Digital advertising includes time-based, impression-based, and click-through based campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognize digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs as impressions are delivered or as click-throughs occur.

Advertising arrangements, which generally have a term of one year or less, may provide rebates, discounts and bonus advertisements based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. We record estimated rebates, discounts and bonus advertisements as a reduction of revenue in the period the advertisement is displayed.
Broadcast advertising arrangements may guarantee the advertiser a minimum audience. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. If we determine we have not delivered the guaranteed audience, we record an accrual for “make-good” advertisements as a reduction of revenue. We adjust the accrual throughout the term of the advertising contracts.
Newspaper Subscriptions. We recognize newspaper subscription revenue upon the publication date of the newspaper. We defer revenues from prepaid newspaper subscriptions and recognize circulation revenue on a pro-rata basis over the term of the subscription.
We base circulation revenue for newspapers sold directly to subscribers on the retail rate. We base circulation revenue for newspapers sold to independent newspaper distributors, which are subject to returns, upon the wholesale rate. We estimate returns based on historical return rates and adjust our estimates based on the actual returns.
Other Revenues. We also derive revenues from cable and satellite retransmission of our broadcast signal and from printing and distribution of other publications. We recognize retransmission revenues based on the terms and rates. We recognize printing revenues and third-party distribution revenue when the product is delivered in accordance with the customer’s instructions.
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
Trade Receivables — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. We base allowances for credit losses upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience. We require advance payment from political advertisers and certain transient advertisers.
Investments — We make investments in private companies. Investment securities can be impacted by various market risks, including interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term. Such changes could materially affect the amounts reported in our financial statements.
We record investments in private companies not accounted for under the equity method at cost, net of impairment write-downs, because no readily determinable market price is available.
We record investments where we have significant influence under the equity method of accounting.
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
Property, Plant and Equipment — Property, plant and equipment is carried at cost less depreciation. Property, plant and equipment includes internal use software, mobile app development and digital site development cost, which is carried at cost less amortization. We expense costs incurred in the preliminary project stage to develop or acquire internal use software, and to develop mobile apps or digital sites. Upon completion of the preliminary project stage and upon management authorization of the project, we capitalize costs to acquire or develop internal use software or digital sites, which primarily include coding, designing system interfaces, and installation and testing, if it is probable the project will be completed and the software will be used for its intended function. We expense costs incurred after implementation, such as maintenance and training.

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
Programs and Program Licenses — Programs and program licenses includes the cost of national television network programming, programming produced by us or for us by independent production companies and programs licensed under agreements with independent producers.
Our network affiliation agreements require the payment of affiliation fees to the network. Network affiliation fees include both pre-determined fixed fees and variable payments based on other factors, including a share of retransmission revenues above a threshold. We expense fixed fee payments on a straight-line basis over the term of the affiliation agreement. We expense variable fees as incurred.
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

The costs of programming produced by us or for us by independent production companies are expensed over the course of the television season. Internal costs, including employee compensation and benefits, to produce daily or live broadcast shows, such as news, sports or daily magazine shows are expensed as incurred and are not classified in our Statement of Operations as program costs.
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

Amortizable Intangible Assets — Television network affiliation represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. We amortize these network affiliation relationships on a straight-line basis over estimated useful lives of 20 years.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $21.2 million and $20.7 million at December 31, 2012 and 2011, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
Newsprint and Press Supplies — Newsprint and press supplies costs include costs incurred to print and produce our newspapers and other publications. We expense these costs as incurred.
Risk Management Contracts — We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time we may use derivative financial instruments to limit the impact of interest rate fluctuations on our earnings and cash flows.
Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 21. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Numerator (for basic earnings per share)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$40,188	$(15,537)	$130,509
Less income allocated to unvested restricted stock and RSUs	(1,845)	—	(14,604)
Numerator for basic and diluted earnings per share	$38,343	$(15,537)	$115,905
Denominator
Basic weighted-average shares outstanding	54,907	57,217	56,857
Effective of dilutive securities:
Stock options held by employees and directors	474	—	141
Diluted weighted-average shares outstanding	55,381	57,217	56,998
Anti-dilutive securities(1)	176	14,077	8,825

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2012 and 2010, in the determination of dilutive securities, the inclusion of RSUs and restricted stock as participating securities is more dilutive, and therefore, the dilutive EPS calculation excludes them. For 2011, we incurred a net loss and the inclusion of unvested restricted stock, RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.

Derivative Financial Instruments — It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the statement of operations. All ineffective changes in derivative fair values are recognized currently in earnings.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
Recently Issued Accounting Standards — In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements; rather it may change management's approach to testing indefinite-lived intangible assets for impairment.
In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income. The update requires an entity to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. The update will become effective for us on January 1, 2013. The Company is currently evaluating the impact of this new guidance on its future disclosures.

3. Acquisitions
On December 30, 2011, we completed our acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) for $212 million in cash, plus a working capital adjustment of $4.4 million. We financed the transaction pursuant to a credit agreement entered into December 9, 2011. The businesses acquired include four ABC affiliated television stations and five Azteca affiliates.
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

(in thousands)	2012
Assets:
Accounts receivable	$19,768
Other current assets	891
Investments	4,558
Property, plant and equipment	37,837
Intangible assets	130,100
Goodwill	27,966
Total assets acquired	221,120
Current liabilities	4,712
Net purchase price	$216,408
Of the $130 million allocated to intangible assets, $44 million was for FCC licenses, which we have determined to have an indefinite life and therefore will not be amortized. Of the remaining balance, $74 million was allocated to television network affiliation relationships with an estimated amortization period of 20 years. The remaining balance was allocated to advertiser relationships with an estimated amortization period of 10 years.
The goodwill of $28 million arising from the transaction consists largely of the synergies and economies of scale expected from the acquisition. We allocated all of the goodwill to our television segment. We treated the transaction as a purchase of assets for income tax purposes, resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.
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

For the year ended December 31,
(in thousands, except per share data) (unaudited)	2011
Operating revenues	$822,516
Loss from continuing operations attributable to the shareholders of The E.W. Scripps Company	(24,310)
Loss per share from continuing operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.42)
Diluted	$(0.42)

4. Discontinued Operations

On June 3, 2010, we and our wholly owned subsidiary, United Feature Syndicate, Inc. (“UFS”) completed the sale of its character licensing business (“UML”) to Iconix Brand Group. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips. The aggregate cash sale price was $175 million resulting in a pre-tax gain of $162 million. The results of operations of UML and the gain on sale are presented as discontinued operations in our financial statements for all periods.
The results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. The results of operations of these businesses are excluded from segment results for all periods presented.
Operating results of our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Operating revenues:
United Media Licensing	$—	$—	$27,979
Rocky Mountain News	—	—	—
Total operating revenues	$—	$—	$27,979
Income from discontinued operations:
Gain on sale of United Media Licensing, before tax	$—	$—	$161,910
Income from discontinued operations, before tax:
United Media Licensing	—	—	3,694
Rocky Mountain News	—	—	2,719
Income tax expense	—	—	(66,787)
Income from discontinued operations	$—	$—	$101,536

5. Asset Write-Downs and Other Charges and Credits
Income (loss) from continuing operations was affected by the following:
2012 — Restructuring costs, primarily at our newspaper operations, totaled $9.3 million. Restructuring costs primarily include costs associated with efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division.

We incurred a $5.7 million non-cash charge to terminate the McGraw-Hill stations' national representation agreement. We decided to use our existing national representative in all Scripps markets. As an inducement, our existing national representative firm agreed to pay the $5.7 million termination fee on our behalf.
We recorded a $1.4 million non-cash charge to reduce the carrying value of certain of our investments.
2011 — Restructuring costs at our newspaper operations totaled $9.9 million. Restructuring costs primarily include costs associated with a reduction-in-force and efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division.
We incurred $2.8 million of transaction-related costs for the acquisition of McGraw-Hill.
We recorded a $9.0 million non-cash charge to reduce the carrying value of long-lived assets at four of our newspapers.
2010 — Separation costs and restructuring costs at our television and newspaper operations totaled $12.7 million.

6. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$770	$(27,918)	$(27,710)
State and local	365	1,185	(11,033)
Total	1,135	(26,733)	(38,743)
Tax benefits of compensation plans allocated to additional paid-in capital	7,553	6,946	13,992
Total current income tax provision	8,688	(19,787)	(24,751)
Deferred:
Federal	18,023	16,637	28,270
Other	1,943	3,110	3,414
Total	19,966	19,747	31,684
Deferred tax allocated to other comprehensive income	(11,669)	(9,961)	(6,093)
Total deferred income tax provision	8,297	9,786	25,591
Provision (benefit) for income taxes	$16,985	$(10,001)	$840

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	2.1	(1.8)	7.3
Reserve for uncertain tax positions	(7.3)	(1.9)	(48.9)
Miscellaneous	—	7.6	9.5
Effective income tax rate	29.8%	38.9%	2.9%
We believe adequate provision has been made for all open tax years.
The approximate effect of the temporary differences giving rise to deferred income tax (liabilities) assets were as follows:

	As of December 31,
(in thousands)	2012	2011
Temporary differences:
Property, plant and equipment	$(46,016)	$(51,174)
Goodwill and other intangible assets	1,605	15,384
Investments, primarily gains and losses not yet recognized for tax purposes	3,128	1,555
Accrued expenses not deductible until paid	16,213	13,357
Deferred compensation and retiree benefits not deductible until paid	61,703	52,398
Other temporary differences, net	244	1,463
Total temporary differences	36,877	32,983
State net operating loss carryforwards	6,984	8,520
Valuation allowance for state deferred tax assets	(556)	(1,570)
Net deferred tax asset	$43,305	$39,933
Total state operating loss carryforwards were $392 million at December 31, 2012. Our state tax loss carryforwards expire through 2028. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets totaled $43.3 million at December 31, 2012. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our Federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Gross unrecognized tax benefits at beginning of year	$21,240	$20,010	$27,910
Increases in tax positions for prior years	623	1,500	400
Decreases in tax positions for prior years	(1,287)	(270)	(15,900)
Increases in tax positions for current year	—	—	8,400
Decreases from lapse in statute of limitations	(4,190)	—	—
Settlements	—	—	(800)
Gross unrecognized tax benefits at end of year	$16,386	$21,240	$20,010
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10 million at December 31, 2012. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2012 and 2011, we had accrued interest related to unrecognized tax benefits of $2.5 million and $2.4 million, respectively.
We file income tax returns in the U.S. and in various state, and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2012 we are no longer subject to federal income tax examinations for years prior to 2009. For state and local jurisdictions we are no longer subject to income tax examinations for years prior to 2005.
In 2012 we recognized $5.5 million of previously unrecognized tax benefits primarily due to the lapse of the statute of limitations lapsed in certain tax jurisdictions.

During 2011, we settled the examinations of our 2005 to 2009 Federal income tax returns with the Internal Revenue Service. Our tax benefit was increased $1.6 million due to the realization of previously unrecognized tax benefits.
During 2010, we settled the examinations of several state and local tax returns for periods through 2008. Our tax provision was reduced by $14.0 million due to the realization of previously unrecognized tax benefits for settlement of issues for state and local jurisdictions.
Due to the potential for resolution of Federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $1.3 million.

7. Restricted Cash

At December 31, 2012 and 2011, we had $10 million in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

8. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2012	2011
Investments held at cost	$15,242	$15,299
Equity method investments	5,873	7,915
Total investments	$21,115	$23,214
Our investments do not trade in public markets, so they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2012 and 2011. There can be no assurance we would realize the carrying values of these securities upon their sale.

9. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2012	2011
Land and improvements	$74,797	$74,482
Buildings and improvements	223,761	223,291
Equipment	494,024	486,667
Computer software	33,635	34,563
Total	826,217	819,003
Accumulated depreciation	451,286	431,031
Net property, plant and equipment	$374,931	$387,972
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

10. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2012	2011
Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	23,164
Other	3,765	3,765
Total carrying amount	104,913	105,773
Accumulated amortization:
Television network affiliation relationships	(5,755)	(1,796)
Customer lists and advertiser relationships	(10,346)	(8,287)
Other	(1,844)	(1,647)
Total accumulated amortization	(17,945)	(11,730)
Net amortizable intangible assets	86,968	94,043
Other indefinite-lived intangible assets — FCC licenses	57,815	57,815
Total other intangible assets	$144,783	$151,858
Activity related to goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total
Gross balance at December 31, 2009	$215,414	$778,900	$994,314
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Balance as of December 31, 2009	$—	$—	$—

Gross balance as of December 31, 2010	$215,414	$778,900	$994,314
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance at December 31, 2010	—	—	—
Acquisition in 2011	28,591	—	28,591
Balance at December 31, 2011	$28,591	$—	$28,591

Gross balance as of December 31, 2011	$244,005	$778,900	$1,022,905
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance at December 31, 2011	28,591	—	28,591
Purchase accounting adjustments in 2012	(625)	—	(625)
Balance at December 31, 2012	$27,966	$—	$27,966
Estimated amortization expense of intangible assets for each of the next five years is $7.0 million in 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017, and $55.5 million in later years.

11. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2012	2011
Variable rate credit facilities	$—	$—
Term loan	196,100	212,000
Long-term debt	196,100	212,000
Current portion of long-term debt	15,900	15,900
Long-term debt (less current portion)	$180,200	$196,100
Fair value of long-term debt *	$196,100	$212,000
* Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.
On December 9, 2011, we entered into a $312 million revolving credit and term loan agreement (“Financing Agreement”) to finance the acquisition of McGraw-Hill and to provide liquidity for ongoing operations. The Financing Agreement has a 5 year term and includes a $212 million term loan and a $100 million revolving credit facility.
The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at December 31, 2012 and 2011.
Interest is payable at rates based on LIBOR plus a margin based on our leverage ratio ranging from 3.5% to 4.0%. As of December 31, 2012, the interest rate was 3.72%. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2012, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 4.22% and 6.25% during December 31, 2012 and 2011, respectively.
Scheduled principal payments on long-term debt at December 31, 2012, are: $15.9 million in 2013, $26.5 million in 2014, $26.5 million in 2015 $127.2 million in 2016.
Under the terms of the Financing Agreement we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.
The Financing Agreement allows us to make restricted payments (dividends and stock repurchases) up to $25 million     plus additional amounts based on our financial results and condition, up to a maximum of $250 million over the term of the agreement. We can also make acquisitions up to $25 million plus additional amounts based on our financial results and condition, up to a maximum of $150 million.
Commitment fees of 0.50% per annum of the total unused commitment are payable under the revolving credit facility.
As of December 31, 2012 and 2011, we had outstanding letters of credit totaling $1.1 million.

12.	Financial Instruments

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates we may enter into interest rate management instruments.

We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which is designated as and qualifies as a cash flow hedge, is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based the expectation of future interest rates (forward curves) derived from observed market interest rate curves and implied volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments designated as cash flow are shown below.

	December 31, 2012			December 31, 2011
(in thousands)	Notional Amount	Fair value Asset	Liability (1)	Notional Amount	Fair value Asset	Liability
Derivatives designated as cash flow hedges:
Interest rate swaps	$75,000	$—	$1,619	$—	$—	$—

(1) Balance recorded as "Other liabilities"

The above derivative instrument that is designated and qualifies as a cash flow hedge and the effective portion of the unrealized gain and loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gain and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	December 31, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swap	$(2,147)	$(528)	$—

December 31, 2011
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)
Derivatives designated as cash flow hedges:
Interest rate swap	$—	$—	$—

13.	Fair Value Measurement

We measure certain financial assets at fair value on a recurring basis, such as derivatives. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets/(Liabilities):
Interest rate swap	$(1,619)	$—	$(1,619)	$—

December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Assets/(Liabilities):
Interest rate swap	$—	$—	$—	$—

14. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2012	2011
Employee compensation and benefits	$20,596	$15,918
Liability for pension benefits	112,556	78,170
Liabilities for uncertain tax positions	12,534	16,687
Other	18,939	21,604
Other liabilities (less current portion)	$164,625	$132,379

15. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.
A summary of the components of net income (loss) attributable to The E.W. Scripps Company shareholders is as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Net income (loss) attributable to The E.W. Scripps
Company shareholders:
Income (loss) from continuing operations, net of tax	$40,188	$(15,537)	$28,973
Income (loss) from discontinued operations, net of tax	—	—	101,536
Net income (loss)	$40,188	$(15,537)	$130,509

16. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Other changes in certain working capital accounts, net
Accounts and notes receivable	$10,181	$(3,085)	$(233)
Inventories	346	1,076	(870)
Income taxes receivable/payable — net	34,412	(22,499)	(5,025)
Accounts payable	5,631	(16,745)	12,067
Accrued employee compensation and benefits	2,049	(3,393)	7,857
Other accrued liabilities	673	(6,648)	570
Other, net	7,302	9,515	18,022
Total	$60,594	$(41,779)	$32,388

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$9,339	$291	$1,264
Income taxes paid	$7,088	$8,304	$40,492
In 2010 we entered into a $2.2 million capital lease obligation for the purchase of computer software.
17. Employee Benefit Plans
We sponsor various noncontributory defined benefit plans covering substantially all full-time employees that began employment prior to June 30, 2008. Benefits earned by employees are generally based upon employee compensation and years of service credits. We also have a non-qualified Supplemental Executive Retirement Plan ("SERP"). Effective June 30, 2009, we froze the accrual of benefits under our defined benefit pension plans and our SERP that cover the majority of our employees.

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans we began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits, which we will make through 2014, are determined based upon the employee’s age and compensation.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Service cost	$104	$48	$413
Interest cost	25,830	25,931	25,071
Expected return on plan assets, net of expenses	(22,520)	(23,009)	(24,256)
Amortization of prior service cost	1	2	70
Amortization of actuarial (gain)/loss	3,585	2,982	3,651
Curtailment/Settlement losses	664	8	—
Total for defined benefit plans	7,664	5,962	4,949
Multi-employer plans	467	467	561
SERP	956	2,044	2,328
Defined contribution plans	10,538	9,476	1,891
Net periodic benefit cost	19,625	17,949	9,729
Allocated to discontinued operations	—	—	(103)
Net periodic benefit cost — continuing operations	$19,625	$17,949	$9,626
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Current year actuarial gain/(loss)	$(30,761)	(29,350)	11,896
Amortization of actuarial (gain)/loss	4,246	2,982	4,141
Amortization of prior service cost	4	4	70
Total	$(26,511)	$(26,364)	$16,107
In addition to the amounts summarized above, amortization of actuarial losses of $0.3 million, $1.3 million and $1.4 million were recorded through other comprehensive income in 2012, 2011 and 2010, respectively, related to our SERP plan. A current year actuarial loss of $2.3 million, $1.6 million and $0.6 million was recognized in 2012, 2011 and 2010, respectively, related to our SERP plan. A settlement loss of $0.6 million was recorded through other comprehensive income in 2010 related to our SERP plan.

Assumptions used in determining the annual retirement plans expense were as follows:

	2012	2011	2010
Discount rate	5.29%	5.85%	5.97%
Long-term rate of return on plan assets	5.30%	5.70%	7.60%
Increase in compensation levels	3.3%	3.3%	0% for 2010 and 3.3% thereafter
The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and our near-term outlook.
The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10- and 15-year periods.
Obligations and Funded Status — Defined benefit plans pension obligations and funded status is actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2012	2011	2012	2011
Accumulated benefit obligation	$568,679	$497,259	$15,607	$13,796
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$499,843	$445,376	$14,337	$15,303
Service cost	104	48	—	—
Interest cost	25,830	25,931	721	731
Benefits paid	(19,927)	(17,672)	(1,440)	(1,407)
Actuarial losses	66,388	46,154	2,302	1,645
Curtailments/Settlements	(2,019)	6	—	(1,935)
Projected benefit obligation at end of year	570,219	499,843	15,920	14,337
Plan assets:
Fair value at beginning of year	435,086	412,944	—	—
Actual return on plan assets	58,147	39,814	—	—
Company contributions	1,130	—	1,440	3,342
Benefits paid	(19,927)	(17,672)	(1,440)	(1,407)
Curtailments/Settlements	(2,019)	—	—	(1,935)
Fair value at end of year	472,417	435,086	—	—
Funded status	$(97,802)	$(64,757)	$(15,920)	$(14,337)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,540)	$(1,100)
Noncurrent liabilities	(97,802)	(64,757)	(14,380)	(13,237)
Total	$(97,802)	$(64,757)	$(15,920)	$(14,337)
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$175,347	$148,832	$10,145	$8,108
Unrecognized prior service cost	—	4	—	—
Total	$175,347	$148,836	$10,145	$8,108
In 2013, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $4.6 million (including $0.3 million for the SERP).

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2012	2011	2012	2011
Accumulated benefit obligation	$568,679	$497,259	$15,607	$13,796
Projected benefit obligation	570,219	499,843	15,920	14,337
Fair value of plan assets	472,417	435,086	—	—
Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2012	2011	2012	2011
Projected benefit obligation	$570,219	$499,843	$15,920	$14,337
Fair value of plan assets	472,417	435,086	—	—
Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	2012	2011	2010
Weighted average discount rate	4.27%	5.29%	5.85%
Increase in compensation levels	3.3%	3.3%	1-3% for 2011 and 3.3% thereafter
We expect to contribute $1.5 million in 2013 to fund SERP benefits. We have met the minimum funding requirements for our qualified defined benefit pension plans and expect to make $0.1 million in contributions in 2013.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $22.6 million in 2013, $23.3 million in 2014, $24.3 million in 2015, $24.9 million in 2016, $26.3 million in 2017 and a total of $154 million for the five years ending 2022.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2013	2012	2011
US equity securities	10%	11%	13%
Non-US equity securities	15%	14%	13%
Fixed-income securities	70%	69%	70%
Other	5%	6%	4%
Total	100%	100%	100%
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
We have target asset allocations to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for a 15 year period.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities
Common/collective trust funds	$112,157	$—	$112,157	$—
Other	11,783	11,783	—	—
Fixed income
Common/collective trust funds	319,682	—	319,682	—
Other	7,725	7,725	—	—
Real estate fund	17,766	—	—	17,766
Cash equivalents	3,304	3,304	—	—
Fair value of plan assets	$472,417	$22,812	$431,839	$17,766

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities
Common/collective trust funds	$103,488	$—	$103,488	$—
Other	11,468	11,468	—	—
Fixed income
Common/collective trust funds	295,229	—	295,229	—
Other	7,707	7,707	—	—
Real estate fund	15,818	—	—	15,818
Cash equivalents	1,376	1,376	—	—
Fair value of plan assets	$435,086	$20,551	$398,717	$15,818
Equity securities-common/collective trust funds and fixed income-common/collective trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Common/collective trust funds are typically valued at their net asset values that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.
Real estate pertains to an investment in a real estate fund which invests in limited partnerships, limited liability corporations, real estate investment trusts, other funds and insurance company group annuity contracts. The valuations for these holdings are based on property appraisals using cash flow analysis and market transactions.

The following table presents a reconciliation of Level 3 assets held during 2012 and 2011:

(in thousands)	Hedge Fund	Real Estate Fund	Total
As of December 31, 2010	$228	$8,724	$8,952
Realized gains/(losses)	(1,801)	—	(1,801)
Unrealized gains/(losses)	1,797	1,764	3,561
Purchases	—	5,330	5,330
Sales	(224)	—	(224)
As of December 31, 2011	—	15,818	15,818
Realized gains/(losses)	—	—	—
Unrealized gains/(losses)	—	1,948	1,948
Purchases	—	—	—
Sales	—	—	—
As of December 31, 2012	$—	$17,766	$17,766
Multi-employer plans
We participate in four multi-employer pension plans that cover certain employees that are members of unions or trade associations that have a collective-bargaining agreement with us. We represent less then 5% of the total contributions made to the four plans and deem only two of the four plans we participate in to be significant. The following table summarizes the two plans we deem significant:

		Pension Protection Act Zone Status			Contributions of the Company
Pension Fund	EIN/Pension Number	2012	2011	FIP/RP Status Implemented	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
GCIU	91-6024903	Red	Red	Implemented	$117,131	$108,262	$104,510	Yes	2012
CWA/ITU	13-6212879	Red	Red	Implemented	$126,205	$134,441	$137,637	NA	2012
Certain collective bargaining agreements have expired and are on a month-to-month basis, however we are in negotiations with the unions and expect to reach agreements in 2013.
The CWA/ITU Negotiated Pension Plan has a withdrawal liability of approximately $4 million. Contribution rates are scheduled to remain consistent with current rates for the foreseeable future. A rehabilitation plan was adopted in 2010 related to pension vesting and early retirement, however, mandatory increase in contributions or surcharges were not implemented.
The GCIU-Employer Retirement Fund has a withdrawal liability of approximately $9 million. A rehabilitation plan was adopted in 2009, which will increase employer contributions beginning in 2013.
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

We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operations services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash, cash equivalents and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit plan pension expense (other than current service cost), income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
Effective January 1, 2012, we changed our defined benefit plan pension expense allocation policy to charge business segments only for the current service costs of defined benefit plans. We have recast the prior periods for this change.

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Segment operating revenues:
Television	$493,896	$300,598	$321,148
Newspapers	399,091	414,289	434,988
Syndication and other	10,471	13,773	20,754
Total operating revenues	$903,458	$728,660	$776,890
Segment profit (loss):
Television	$159,917	$51,989	$76,558
Newspapers	27,595	26,417	56,140
Syndication and other	(3,395)	(1,343)	(2,140)
Corporate and shared services	(36,630)	(30,634)	(33,325)
Depreciation and amortization of intangibles	(49,332)	(40,069)	(44,894)
Impairment of long-lived assets	—	(9,000)	—
Gains (losses), net on disposal of property, plant and equipment	(474)	124	(1,218)
Interest expense	(12,246)	(1,640)	(3,666)
Pension expense	(8,620)	(8,135)	(6,865)
Acquisition and related integration costs	(5,826)	(2,787)	—
Separation and restructuring costs	(9,335)	(9,935)	(12,678)
Miscellaneous, net	(4,747)	(675)	1,798
Income (loss) from continuing operations before income taxes	$56,907	$(25,688)	$29,710
Depreciation:
Television	$23,022	$16,579	$17,195
Newspapers	18,186	20,914	25,261
Syndication and other	55	138	458
Corporate and shared services	995	1,191	603
Total depreciation	$42,258	$38,822	$43,517
Amortization of intangibles:
Television	$6,413	$318	$378
Newspapers	661	929	999
Total amortization of intangibles	$7,074	$1,247	$1,377

	For the years ended December 31,
(in thousands)	2012	2011	2010
Additions to property, plant and equipment:
Television	$19,947	$10,215	$14,165
Newspapers	2,771	1,793	2,346
JOA and newspaper partnerships	—	—	—
Syndication and other	780	362	207
Corporate and shared services	6,712	273	526
Total additions to property, plant and equipment	$30,210	$12,643	$17,244

	As of December 31,
(in thousands)	2012	2011	2010
Assets:
Television	$415,174	$432,584	$213,776
Newspapers	278,110	296,414	321,518
JOA and newspaper partnerships	—	—	4,822
Syndication and other	3,837	1,783	7,789
Investments	15,171	16,776	10,295
Corporate and shared services	318,476	222,971	269,342
Total assets	$1,030,768	$970,528	$827,542
No single customer provides more than 10% of our revenue.
19. Spin-off of Scripps Networks Interactive, Inc.
On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.
In connection with the separation we entered into several agreements, including a Tax Allocation Agreement. This agreement sets forth the allocations between us and SNI with regards to liabilities for federal, state and local taxes for periods prior to the separation. Pursuant to this agreement the following tax matters were settled in the periods:

•	In 2012 and 2011, we paid SNI $0.4 million and $7.1 million, respectively, its share of the tax refund claims we received from the tax authorities.

•	SNI reimbursed us $6.7 million in 2010 for its share of estimated taxes prior to the spin-off.

•	SNI paid $3.7 million in 2010 to settle audits of certain combined state and local tax returns for periods prior to the Spin-off. We reimbursed SNI $0.8 million for our share of the audit settlements.

•
During 2010, we filed a carryback claim for $9.3 million of capital losses incurred by SNI subsequent to the spin-off. Under the terms of the Tax Allocation Agreement, these capital losses were carried back to our consolidated federal income tax returns for periods prior to the spin-off. We paid SNI for the loss carryback when the refund claim was received from the Internal Revenue Service.

During 2010, the Company made adjustments of $7.9 million to the net assets distributed. The adjustment primarily related to the allocation and settlement of tax accounts and employee benefit plans.
In addition under the terms of the tax allocation agreement we receive any tax benefits for share based compensation awards held by our employees in SNI. In 2012, 2011 and 2010, we took deductions upon the exercise of those award benefits that reduced our taxes payable by approximately $6.7 million, $2.2 million and $7.0 million, respectively. These benefits are recorded as additional paid-in-capital. At December 31, 2012, our employees hold approximately 1.0 million SNI options which expire through 2015.

20. Commitments and Contingencies
We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.
Minimum payments on noncancelable leases at December 31, 2012, were: 2013, $3.7 million; 2014, $2.8 million; 2015, $1.5 million; 2016, $1.2 million; 2017, $1.2 million; and later years, $8.1 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases from continuing operations was $10.3 million in 2012, $7.8 million in 2011 and $8.5 million in 2010. Rental expense for cancelable and noncancelable leases from discontinued operations was $1.1 million in 2010.
In the ordinary course of business, we enter into long-term contracts to obtain talent or other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2012, were: 2013, $37.0 million; 2014, $23.4 million; 2015, $7.8 million; 2016, $2.0 million; 2017, $0.6 million; and later years, $0 million. We expect these contracts will be replaced with similar contracts upon their expiration.
21. Capital Stock and Share Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Our board of directors authorized the repurchase of up to $75 million of our Class A Common shares in 2010. We completed repurchases under the authorization in the third quarter of 2012. Under the authorization, we repurchased a total of $75 million of shares at prices ranging from $6.55 to $11.33 per share, of which, $23.6 million was repurchased in 2012.
In November 2012, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the future exercise of employee stock options.
Incentive Plans — On May 13, 2010, we adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Other Stock-Based Awards. Any shares previously granted under the 1997 Plan that are subsequently forfeited, terminated, settled in cash or used to satisfy tax withholding obligations become available for issuance under the 2010 Plan.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2012, 4.8 million shares were available for future stock compensation grants.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2009	11,716,981	$9.39	$5-11
Exercised in 2010	(1,103,197)	7.64	5-10
Forfeited in 2010	(111,701)	9.75	5-11
Outstanding at December 31, 2010	10,502,083	$9.57	$6-11
Options exercisable at December 31, 2010	9,765,510	$9.61	$6-11

Outstanding at December 31, 2010	10,502,083	$9.57	$6-11
Exercised in 2011	(311,933)	8.01	6-10
Forfeited in 2011	(95,528)	9.53	7-11
Outstanding and exercisable at December 31, 2011	10,094,622	$9.62	$7-11

Outstanding at December 31, 2011	10,094,622	$9.62	$7-11
Exercised in 2012	(2,046,309)	9.03	8-10
Forfeited in 2012	(36,933)	9.12	8-11
Outstanding and exercisable at December 31, 2012	8,011,380	$9.77	$7-11
The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash received upon exercise	$18,215	$2,514	$8,394
Intrinsic value (market value on date of exercise less exercise price)	2,378	446	1,935
Tax benefits realized	892	167	726
Information about options outstanding and options exercisable by year of grant is as follows:

(dollars in millions, except per share amounts)

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
2003 – expire in 2013	8-10	0.26	133,487	$8.65	$0.3
2004 – expire in 2014	10-11	1.20	897,585	10.49	0.3
2005 – expire in 2013	10-11	0.20	401,357	10.09	0.3
2006 – expire in 2014	10-11	1.19	1,726,938	10.30	0.9
2007 – expire in 2015	9-10	2.15	2,065,802	10.38	0.9
2008 – expire in 2016	7-10	3.23	2,786,211	8.77	5.7
Total	7-11	2.08	8,011,380	$9.77	$8.4

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

Information and activity for our restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices
Unvested shares at December 31, 2009	9,316,164	$1.28	$1-146
Shares and units awarded in 2010	891,047	9.47	7-11
Shares and units vested in 2010	(3,925,842)	1.71	1-146
Shares and units forfeited in 2010	(96,743)	1.46	1 - 9
Unvested shares units at December 31, 2010	6,184,626	2.19	$1-141
Shares and units awarded in 2011	784,750	9.32	7-10
Shares and units vested in 2011	(2,923,637)	2.32	1-141
Shares and units forfeited in 2011	(63,207)	2.38	1-9
Unvested shares and units at December 31, 2011	3,982,532	3.53	$1-11
Shares and units awarded in 2012	877,349	9.77	8-11
Shares and units vested in 2012	(2,506,232)	2.68	9-11
Shares and units forfeited in 2012	(24,247)	8.19	1-10
Unvested shares and units at December 31, 2012	2,329,402	$6.75	$1-11
The following table presents additional information about restricted stock and restricted stock unit vesting:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Fair value of shares and units vested	$23,326	$27,933	$36,670
Tax benefits realized on vesting	8,747	10,475	13,753

Share-based Compensation Costs

	For the years ended December 31,
(in thousands, except per share data)	2012	2011	2010
Share-based compensation:
Restricted stock and RSUs	$7,549	$8,120	$9,150
Stock options	—	262	1,767
Total share-based compensation	$7,549	$8,382	$10,917
Share-based compensation, net of tax	$4,718	$5,239	$6,823
As of December 31, 2012, $6.3 million of total unrecognized compensation cost related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.6 years.

22. Summarized Quarterly Financial Information (Unaudited)
Summarized financial information is as follows:

(in thousands, except per share data)	1st	2nd	3rd	4th
2012	Quarter	Quarter	Quarter	Quarter	Total
Operating revenues	$207,127	$216,934	$219,644	$259,753	$903,458
Costs and expenses	(199,236)	(189,752)	(189,090)	(201,674)	(779,752)
Depreciation and amortization of intangibles	(12,306)	(12,603)	(12,136)	(12,287)	(49,332)
Gains (losses), net on disposal of property, plant and equipment	242	(212)	(80)	(424)	(474)
Interest expense	(3,154)	(3,211)	(3,288)	(2,593)	(12,246)
Miscellaneous, net	(117)	(1,435)	(900)	(2,295)	(4,747)
Benefit (provision) for income taxes	3,029	(4,305)	(2,148)	(13,561)	(16,985)
Net income (loss)	(4,415)	5,416	12,002	26,919	39,922
Net income (loss) attributable to noncontrolling interests	—	—	—	(266)	(266)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(4,415)	$5,416	$12,002	$27,185	$40,188
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)	$0.09	$0.21	$0.47	$0.70
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)	$0.09	$0.21	$0.47	$0.69
Weighted average shares outstanding:
Basic	54,775	55,146	54,637	55,073	54,907
Diluted	54,775	55,486	55,211	55,956	55,381
Cash dividends per share of common stock	$—	$—	$—	$—	$—

	1st	2nd	3rd	4th
2011	Quarter	Quarter	Quarter	Quarter	Total
Operating revenues	$180,358	$183,034	$167,871	$197,397	$728,660
Costs and expenses	(180,400)	(175,019)	(167,238)	(180,431)	(703,088)
Depreciation and amortization of intangibles	(10,420)	(10,029)	(10,052)	(9,568)	(40,069)
Impairment of goodwill, indefinite and long-lived assets	—	—	(9,000)	—	(9,000)
Gains (losses), net on disposal of property, plant and equipment	(37)	(205)	476	(110)	124
Interest expense	(393)	(412)	(362)	(473)	(1,640)
Miscellaneous, net	(689)	(43)	110	(53)	(675)
Benefit (provision) for income taxes	2,686	462	7,473	(620)	10,001
Net income (loss)	(8,895)	(2,212)	(10,722)	6,142	(15,687)
Net income (loss) attributable to noncontrolling interests	—	—	—	(150)	(150)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(8,895)	$(2,212)	$(10,722)	$6,292	$(15,537)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.15)	$(0.04)	$(0.19)	$0.11	$(0.27)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.15)	$(0.04)	$(0.19)	$0.11	$(0.27)
Weighted average shares outstanding:
Basic	58,689	58,707	56,834	54,683	57,217
Diluted	58,689	58,707	56,834	54,683	57,217
Cash dividends per share of common stock	$—	$—	$—	$—	$—
The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010	Schedule II

Column A
(in thousands)	Column B	Column C	Column D	Column E	Column F
		Additions		Increase
		Charged to	Deductions	(Decrease)
	Balance	Revenues,	Amounts	Recorded	Balance
	Beginning	Costs,	Charged	Acquisitions	End of
Classification	of Period	Expenses	Off-Net	(Divestitures)	Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2012	$1,885	$1,717	$1,111	$—	$2,491
2011	2,789	1,749	2,653	—	1,885
2010	4,246	181	1,341	(297)	2,789

S-2

The E. W. Scripps Company

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Separation and Distribution Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of June 12, 2008	8-K	000-16914	2.01	6/12/2008
2.1	Interest Purchase Agreement By and Among Iconix Brand Group, Inc., United Feature Syndicate, Inc. and The E.W. Scripps Company	8-K	000-16914	2.1	6/3/2010
2.01	Stock Purchase Agreement between The McGraw-Hill Companies, Inc. and Scripps Media, Inc. dated October 3, 2011	8-K	000-16914	99.1	12/30/2011
3.01	Amended Articles of Incorporation	8-K	000-16914	3 (i)	2/17/2009
3.02	Amended and Restated Code of Regulations	8-K	000-16914	3.02	5/10/2007
4.01	Class A Common Share Certificate	10-K	000-16914	4	12/31/1990
10.01	Transition Services Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.01	6/30/2008
10.02	Employee Matters Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.02	6/30/2008
10.03	Tax Allocation Agreement by and between The E.W. Scripps Company and Scripps Networks Interactive, Inc. dated as of July 1, 2008	8-K	000-16914	10.03	6/30/2008
10.06	Revolving Credit and Term Loan Agreement dated as of December 9, 2011	8-K	000-16914	99.1	12/9/2011
10.07	The E.W. Scripps Company 2010 Long-Term Incentive Plan	8-K	000-16914	99.08	5/13/2010
10.08	Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01	5/8/2008
10.09	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03A	2/9/2005
10.10	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.11	Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03C	2/9/2005
10.12	Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02C	2/28/2006
10.13	Executive Bonus Plan, as amended April 14, 2005	8-K	000-16914	10.04	2/9/2006
10.14	The E.W. Scripps Company Executive Severance Plan	8-K	000-16914	10.04	5/19/2009
10.15	The E.W. Scripps Company Employee Stock Purchase Plan	8-K	000-16914	5.02	6/12/2008
10.55	Board Representation Agreement, dated March 14, 1986, between The Edward W. Scripps Trust and John P. Scripps	S-1	33-21714	10.44	3/14/1986
10.56	Shareholder Agreement, dated March 14, 1986, between the Company and the Shareholders of John P. Scripps Newspapers	S-1	33-21714	10.45	3/14/1986
10.57	Scripps Family Agreement dated October 15, 1992	8-K	000-16914	1	10/15/1992
10.57A	Amendments to the Scripps Family Agreement	8-K	000-16914	10.57A	5/8/2008
10.59	Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74	5/19/2009
10.66	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.75	Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65	5/19/2009
10.76	Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76	5/19/2009
10.77	Short-Term Incentive Plan	8-K	000-16914	99.01	2/17/2009
10.78	Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02	2/17/2009
10.79	Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79	3/5/2009
14.00	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21.00	Subsidiaries of the Company
23.00	Consent of Independent Registered Public Accounting Firm
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

S-3