Form 10-Q
period 2013-03-31
SCRIPPS E W CO /DE
filed 2013-05-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2013, there were 45,066,984 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Index to The E. W. Scripps Company Report
on Form 10-Q for the Quarter Ended March 31, 2013

2

PART I

As used in this Quarterly Report on Form 10-Q, the terms “Scripps,” “Company,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except to the following risk factor which has been updated:

Ownership of our Common Voting Shares by descendants of our founder could inhibit potential change of control.

Certain descendants of Edward W. Scripps own approximately 93% of our Common Voting Shares and are signatories to the Scripps Family Agreement, which governs the transfer and voting of Common Voting Shares held by them.

As a result of the foregoing, these descendants have the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter on which Ohio law does not require a vote of the Class A Common Shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction, the market price of our Class A Common Shares could be adversely affected.

3

Item 2.	Unregistered Sales of Equity and Use of Proceeds

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2013 and the remaining amount that may still be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

1/1/13 - 1/31/13	—	—	—	$100,000,000
2/1/13 - 2/28/13	—	—	—	$100,000,000
3/1/13 - 3/31/13	942,134	$11.30	$10,647,629	$89,352,371
Total	942,134	$11.30	$10,647,629
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014.

Item 3.	Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter for which this report is filed.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: May 7, 2013	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

The E. W. Scripps Company

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)	As of March 31, 2013	As of December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$221,200	$242,642
Restricted cash	8,210	10,010
Accounts and notes receivable (less allowances - $2,406 and $2,491)	124,345	125,639
Inventory	6,774	6,437
Deferred income taxes	7,210	7,210
Income taxes receivable	6,452	2,926
Miscellaneous	8,443	7,836
Total current assets	382,634	402,700
Investments	21,231	21,115
Property, plant and equipment	370,211	374,931
Goodwill	27,966	27,966
Other intangible assets	143,072	144,783
Deferred income taxes	36,139	36,095
Miscellaneous	21,526	23,178
Total Assets	$1,002,779	$1,030,768
Liabilities and Equity
Current liabilities:
Accounts payable	$18,152	$23,329
Customer deposits and unearned revenue	23,566	26,240
Current portion of long-term debt	18,550	15,900
Accrued liabilities:
Employee compensation and benefits	29,000	37,118
Miscellaneous	25,927	28,545
Other current liabilities	9,472	14,901
Total current liabilities	124,667	146,033
Long-term debt (less current portion)	173,575	180,200
Other liabilities (less current portion)	163,904	164,625
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 45,066,984 and 43,594,229 shares	451	436
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,735 shares	119	119
Total	570	555
Additional paid-in capital	520,157	517,688
Retained earnings	133,622	136,293
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(950)	(1,009)
Pension liability adjustments	(114,980)	(115,831)
Total The E.W. Scripps Company shareholders’ equity	538,419	537,696
Noncontrolling interest	2,214	2,214
Total equity	540,633	539,910
Total Liabilities and Equity	$1,002,779	$1,030,768
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2013	2012

Operating Revenues:
Advertising	$147,147	$155,583
Subscriptions	30,471	31,625
Other	21,035	19,919
Total operating revenues	198,653	207,127
Costs and Expenses:
Employee compensation and benefits	100,699	100,711
Programs and program licenses	12,796	14,455
Newsprint, press supplies, and other printing costs	12,944	13,765
Newspaper distribution	12,273	13,213
Other expenses	48,881	47,599
Pension expense	1,969	1,956
Acquisition and related integration costs	—	5,826
Separation and restructuring costs	976	1,711
Total costs and expenses	190,538	199,236
Depreciation, Amortization, and Losses (Gains):
Depreciation	10,102	10,530
Amortization of intangible assets	1,712	1,776
Losses (gains), net on disposal of property, plant and equipment	5	(242)
Net depreciation, amortization, and losses (gains)	11,819	12,064
Operating loss	(3,704)	(4,173)
Interest expense	(2,613)	(3,154)
Miscellaneous, net	(1,304)	(117)
Loss from continuing operations before income taxes	(7,621)	(7,444)
Benefit for income taxes	(4,950)	(3,029)
Net loss	(2,671)	(4,415)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(2,671)	$(4,415)
Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.05)	$(0.08)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.05)	$(0.08)
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012

Net loss	$(2,671)	$(4,415)
Changes in fair value of derivative, net of tax of $35 and $32	59	54
Changes in defined pension plans, net of tax of $298 and $338	851	561
Total comprehensive loss	(1,761)	(3,800)
Less comprehensive loss attributable to noncontrolling interest	—	—
Total comprehensive loss attributable to the shareholders of The E.W. Scripps Company	$(1,761)	$(3,800)
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012

Cash Flows from Operating Activities:
Net loss	$(2,671)	$(4,415)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	11,814	12,306
Contract termination fees	—	5,663
Losses/(gains) on sale of property, plant and equipment	5	(242)
Deferred income taxes	(377)	2,503
Excess tax benefits of share-based compensation plans	—	(4,311)
Stock and deferred compensation plans	4,132	3,437
Pension expense, net of payments	1,405	1,093
Other changes in certain working capital accounts, net	(26,474)	3,878
Miscellaneous, net	1,248	697
Net cash (used in) provided by operating activities	(10,918)	20,609
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4,979)	(1,137)
Purchase of investments	(1,125)	(725)
Change in restricted cash	1,800	—
Miscellaneous, net	70	477
Net cash used in investing activities	(4,234)	(1,385)
Cash Flows from Financing Activities:
Payments on long-term debt	(3,975)	(3,975)
Repurchase of Class A Common shares	(10,648)	(5,665)
Proceeds from employee stock options	15,565	4,548
Tax payments related to shares withheld for vested stock and RSUs	(5,906)	(7,387)
Excess tax benefits from stock compensation plans	—	4,311
Miscellaneous, net	(1,326)	1,034
Net cash used in financing activities	(6,290)	(7,134)
(Decrease) increase in cash and cash equivalents	(21,442)	12,090
Cash and cash equivalents:
Beginning of year	242,642	127,889
End of period	$221,200	$139,979
Supplemental Cash Flow Disclosures
Interest paid	$1,926	$2,341
Income taxes paid	$—	$277
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net loss	—	—	(4,415)	—	—	(4,415)
Changes in defined pension plans	—	—	—	561	—	561
Change in fair value of derivative	—	—	—	54	—	54
Repurchase 610,678 Class A Common Shares	(6)	(5,659)	—	—	—	(5,665)
Compensation plans: 2,111,118 net shares issued *	21	357	—	—	—	378
Excess tax benefits of compensation plans	—	4,800	—	—	—	4,800
As of March 31, 2012	$558	$514,919	$91,690	$(96,933)	$2,480	$512,714

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net loss	—	—	(2,671)	—	—	(2,671)
Changes in defined pension plans	—	—	—	851	—	851
Change in fair value of derivative	—	—	—	59	—	59
Repurchase 942,134 Class A Common Shares	(9)	(10,639)	—	—	—	(10,648)
Compensation plans: 2,414,889 net shares issued *	24	13,108	—	—	—	13,132
As of March 31, 2013	$570	$520,157	$133,622	$(115,930)	$2,214	$540,633
* Net of $5,906 in 2013 and $7,387 in 2012 of tax payments related to shares withheld for vested stock and RSUs.
See notes to condensed consolidated financial statements.

Condensed Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies
As used in the Condensed Notes to Consolidated Financial Statements, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2012 Annual Report on Form 10-K. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.
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
Our primary sources of revenue are from the sale of print, broadcast and digital advertising and the sale of newspaper subscriptions.
The revenue recognition policies for each source of revenue are described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2012. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $3.4 million and $3.2 million for the first quarter of 2013 and 2012, respectively.

Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our RSUs, are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS for common stock. We do not allocate losses to the participating securities.
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended March 31,
(in thousands)	2013	2012

Numerator (for basic and diluted earnings per share)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(2,671)	$(4,415)
Less income allocated to RSUs	—	—
Numerator for basic and diluted earnings per share	$(2,671)	$(4,415)
Denominator
Basic weighted-average shares outstanding	56,330	54,775
Effective of dilutive securities:
Stock options held by employees and directors	—	—
Diluted weighted-average shares outstanding	56,330	54,775
Anti-dilutive securities (1)	8,111	11,908
(1) Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the quarters ended March 31, 2013 and 2012, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly, the diluted EPS calculation for the period excludes those common share equivalents.

Derivative Financial Instruments — It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (loss) and reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the statement of operations. All ineffective changes in derivative fair values are recognized currently in earnings.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income (loss). The update requires an entity to present either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss) but only if the amount reclassified is required under US GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. The update was effective for us on January 1, 2013. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statements; rather it may change our approach to testing indefinite-lived intangible assets for impairment.

3. Income Taxes

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

The effective income tax rate for the three months ended March 31, 2013 and 2012, was 65.0% and 40.7%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and reserves for uncertain tax positions (including interest). We recognized $1.1 million of previously unrecognized tax benefits in 2013 when the statutes of limitations lapsed in certain tax jurisdictions.

Deferred tax assets totaled $43.3 million at March 31, 2013. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our Federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

During the period ended March 31, 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net operating loss position. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax return for 2013, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. The amount of unrecognized tax deductions for the period ended March 31, 2013 was approximately $15.0 million.

4. Restricted Cash

At March 31, 2013 and December 31, 2012, we had $8.2 million and $10 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

5. Goodwill and Other Intangible Assets
Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2013	As of December 31, 2012

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	22,304
Other	3,561	3,765
Total carrying amount	104,709	104,913
Accumulated amortization:
Television network affiliation relationships	(6,728)	(5,755)
Customer lists and advertiser relationships	(11,036)	(10,346)
Other	(1,688)	(1,844)
Total accumulated amortization	(19,452)	(17,945)
Net amortizable intangible assets	85,257	86,968
Other indefinite-lived intangible assets — FCC licenses	57,815	57,815
Total other intangible assets	$143,072	$144,783
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total

Gross balance at December 31, 2012	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Balance as of December 31, 2012	$27,966	$—	$27,966

Gross balance as of March 31, 2013	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance at March 31, 2013	$27,966	$—	$27,966
Estimated amortization expense of intangible assets for each of the next five years is $5.3 million for the remainder of 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017, $4.2 million in 2018, and $51.3 million in later years.

6. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2013	As of December 31, 2012

Variable rate credit facility	$—	$—
Term loan	192,125	196,100
Long-term debt	192,125	196,100
Current portion of long-term debt	18,550	15,900
Long-term debt (less current portion)	$173,575	$180,200
Fair value of long-term debt *	$192,125	$196,100
* Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.
We have a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement has a 5 year term and includes a $212 million term loan and a $100 million revolving credit facility.
The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at March 31, 2013 and December 31, 2012.
Interest is payable at rates based on LIBOR plus a margin based on our leverage ratio ranging from 3.5% to 4.0%. As of March 31, 2013 and December 31, 2012, the interest rate was 3.71% and 3.72%, respectively. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2013, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.71% and 4.25% during March 31, 2013 and 2012, respectively.
Scheduled principal payments on long-term debt at March 31, 2013, are: $11.9 million for the remainder of 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.
Under the terms of the Financing Agreement we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.
The Financing Agreement allows us to make restricted payments (dividends and share repurchases) up to $25 million     plus additional amounts based on our financial results and condition, up to a maximum of $250 million over the term of the agreement. We can also make additional restricted payments for share repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. We can make acquisitions up to $25 million plus additional amounts based on our financial results and condition, up to a maximum of $150 million.
Commitment fees of 0.50% per annum of the total unused commitment are payable under the revolving credit facility.
As of March 31, 2013 and December 31, 2012, we had outstanding letters of credit totaling $1.1 million.

7.	Financial Instruments

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments designated as cash flow are shown below.

	March 31, 2013			December 31, 2012
(in thousands)	Notional Amount	Fair value Asset	Liability (1)	Notional Amount	Fair value Asset	Liability (1)

Derivatives designated as cash flow hedges:
Interest rate swaps	$75,000	$—	$1,525	$75,000	$—	$1,619

(1) Balance recorded in "Other liabilities"

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

	Three months ended March 31, 2013
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$72	$(166)	$—

	Three months ended March 31, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$(12)	$(42)	$—

8.	Fair Value Measurement

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Interest rate swap	$(1,525)	$—	$(1,525)	$—

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Interest rate swap	$(1,619)	$—	$(1,619)	$—

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2013	As of December 31, 2012

Employee compensation and benefits	$21,524	$20,596
Liability for pension benefits	112,237	112,556
Liabilities for uncertain tax positions	11,469	12,534
Other	18,674	18,939
Other liabilities (less current portion)	$163,904	$164,625
10. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three months ended March 31,
(in thousands)	2013	2012

Other changes in certain working capital accounts, net
Accounts and notes receivable	$1,294	$13,813
Income taxes receivable/payable — net	(3,526)	(3,172)
Accounts payable	(5,177)	(1,475)
Accrued employee compensation and benefits	(8,118)	(1,175)
Other accrued liabilities	(2,917)	(3,628)
Other, net	(8,030)	(485)
Total	$(26,474)	$3,878

12. Employee Benefit Plans
We sponsor various noncontributory defined benefit plans covering substantially all full-time employees that began employment prior to June 30, 2008. We also have a non-qualified Supplemental Executive Retirement Plan ("SERP"). Effective June 30, 2009, we froze the accrual of benefits under our defined benefit pension plans that cover the majority of our employees and our SERP.
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

The components of the expense consisted of the following:

	Three months ended March 31,
(in thousands)	2013	2012

Service cost	$17	$13
Interest cost	5,976	6,470
Expected return on plan assets, net of expenses	(5,371)	(5,641)
Amortization of actuarial loss	1,061	870
Total for defined benefit plans	1,683	1,712
Multi-employer plans	120	120
SERP	286	244
Defined contribution plans	3,379	2,736
Net periodic benefit cost	$5,468	$4,812

We contributed $0.5 million to fund current benefit payments for our SERP during the three months ended March 31, 2013. We anticipate contributing an additional $1.9 million to fund the SERP’s benefit payments during the remainder of 2013. We did not make any contributions to our defined benefit plans during the three months ended March 31, 2013, and anticipate making contributions of $0.1 million during the remainder of 2013 to meet the minimum funding requirements for the plans.

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
Our newspaper business segment includes daily and community newspapers in 13 markets in the U.S. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspaper subscriptions to readers.
Syndication and other primarily include syndication of news features and comics and other features for the newspaper industry.
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operations services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash, cash equivalents and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes. A portion of our digital operations which are not allocated to our newspaper and television segments is included in shared services and corporate.
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit plan pension expense (other than current service cost), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	For the three months ended March 31,
(in thousands)	2013	2012

Segment operating revenues:
Television	$96,866	$99,557
Newspapers	99,488	104,379
Syndication and other	2,299	3,191
Total operating revenues	$198,653	$207,127
Segment profit (loss):
Television	$16,492	$17,876
Newspapers	5,937	7,165
Syndication and other	478	809
Shared services and corporate	(11,847)	(8,466)
Depreciation and amortization of intangibles	(11,814)	(12,306)
(Losses) gains, net on disposal of property, plant and equipment	(5)	242
Interest expense	(2,613)	(3,154)
Pension expense	(1,969)	(1,956)
Acquisition and related integration costs	—	(5,826)
Separation and restructuring costs	(976)	(1,711)
Miscellaneous, net	(1,304)	(117)
Loss from continuing operations before income taxes	$(7,621)	$(7,444)
Depreciation:
Television	$5,591	$5,621
Newspapers	4,113	4,650
Syndication and other	19	12
Shared services and corporate	379	247
Total depreciation	$10,102	$10,530
Amortization of intangibles:
Television	$1,577	$1,595
Newspapers	135	181
Total amortization of intangibles	$1,712	$1,776
Additions to property, plan and equipment:
Television	$1,887	$576
Newspapers	889	534
Shared services and corporate	2,203	27
Total additions to property, plant and equipment	$4,979	$1,137
No single customer provides more than 10% of our revenue.

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
Under the terms of the tax allocation agreement we receive any tax deductions for share based compensation awards held by our employees in SNI. In the first quarter of 2013 and 2012, tax deductions resulting from the exercise of those awards totaled approximately $3.5 million and $1.9 million, respectively. At March 31, 2013, our employees held options on approximately 0.8 million SNI shares. The options expire through 2015.
15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the future exercise of employee stock options. Under the authorization, we repurchased $10.6 million of shares at prices ranging from $10.83 to $11.77 per share during the first quarter of 2013.
Information about options outstanding and options exercisable by year of grant as of March 31, 2013 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2003 – expire in 2013	9-10	0.41	17,444	$9.37	$0.1
2004 – expire in 2014	10-11	0.96	671,116	10.50	1.0
2005 – expire in 2013	10-11	0.22	91,740	10.68	0.1
2006 – expire in 2014	10-11	0.95	1,329,469	10.26	2.3
2007 – expire in 2015	9-10	1.90	1,735,618	10.37	2.9
2008 – expire in 2016	7-10	2.99	2,586,611	8.74	8.5
Total	7-11	2.02	6,431,998	$9.71	$14.9

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive loss before reclassifications	(45)	—	—	(45)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $62	104	—	—	104
Actuarial loss (b), net of tax of $298	—	851	—	851
Net current-period other comprehensive income	59	851	—	910
Ending balance, March 31, 2013	$(950)	$(115,337)	$357	$(115,930)

(a) Included in interest expense on the Statement of Operations
(b) Included in pension expense on the Statement of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The E. W. Scripps Company ("Scripps") is a diverse media company with interests in television stations and newspaper publishing. The Company's portfolio of media properties includes: 19 television stations, including ten ABC-affiliated stations, three NBC affiliates, one independent station and five Azteca affiliates; daily and community newspapers in 13 markets; syndication of news features and comics; and the Washington-based Scripps Media Center, home to the Scripps Howard News Service.
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

Executive Overview

Our 2011 addition of nine local television stations in four markets through the acquisition of McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) signified our shift of the balance of the Company's assets toward the television business.

Our emphasis on positioning our television stations in their markets to be leaders in local news continues to show strong results. For example, our morning news in Denver has become a leader in key viewer demographics. Our Denver and Phoenix television stations won coveted Peabody awards in the first quarter of 2013. Ten of our stations improved their local news ratings in the February period. We believe that our emphasis on the strategy of being the local news leader in our markets will drive stronger operating results.

We continued to see strong results from our two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — aired during the access period between evening news and prime time. These shows have been launched in seven of our markets, with the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire.

Late in the first quarter of 2013 saw the launch of our bundled-subscription pricing strategy in our Memphis and Treasure Coast newspaper markets. Under our bundled pricing, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. We intend to introduce bundled subscription pricing in all of our markets by the end of the summer and expect to see the financial benefits of these packages as subscriptions renew. We are also pursuing a number of marketing and pricing strategies to strengthen our subscription revenue.

We continue to invest in our digital operations. We are hiring and developing digital-only sales personnel, streamlining digital sales processes and creating digital content. We expect these investments to drive digital revenue growth in each of our divisions. We have hired 35 digital-only sales resources so far this year and expect to have approximately 100 on board by the end of 2013. In the television markets in which the new sales models are in place, digital revenues increased at a pace significantly better than the 23% increase reported across the group.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for Acquisitions, Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no significant changes in those accounting policies or other significant accounting policies.
Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income. The update requires an entity to present either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss) but only if the amount reclassified is required under US GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. The update was effective for us on January 1, 2013. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statements; rather it may change our approach to testing indefinite-lived intangible assets for impairment.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the period ended March 31,
(in thousands)	2013	Change	2012

Operating revenues	$198,653	(4.1)%	$207,127
Employee compensation and benefits	(100,699)	—%	(100,711)
Programs and program licenses	(12,796)	(11.5)%	(14,455)
Newsprint, press supplies, and other printing costs	(12,944)	(6.0)%	(13,765)
Newspaper distribution	(12,273)	(7.1)%	(13,213)
Other expenses	(48,881)	2.7%	(47,599)
Pension expense	(1,969)	0.7%	(1,956)
Acquisition and related integration costs	—		(5,826)
Separation and restructuring costs	(976)		(1,711)
Depreciation and amortization of intangibles	(11,814)		(12,306)
(Losses) gains, net on disposal of property, plant and equipment	(5)		242
Operating loss	(3,704)		(4,173)
Interest expense	(2,613)		(3,154)
Miscellaneous, net	(1,304)		(117)
Loss from operations before income taxes	(7,621)		(7,444)
Benefit for income taxes	4,950		3,029
Net loss	(2,671)		(4,415)
Net loss attributable to noncontrolling interests	—		—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(2,671)		$(4,415)

Continuing Operations
Operating revenues decreased 4.1% in 2013 as compared to 2012. The decrease was primarily caused by the anticipated decline in political revenues at our television stations in an off-political year and continued secular declines in newspaper advertising revenues. Political advertising revenues decreased $4.4 million and newspaper revenues decreased 4.7%.

Employee compensation and benefits were unchanged at $100.7 million for both periods.

Programs and program licenses decreased by 11.5% due to reduced costs for syndicated programming. In the third quarter of 2012 we replaced some of our stations syndicated programming we air in the access time period between evening news and prime time with programming we produce internally or in partnership with others in seven of our markets.

Newsprint, press supplies and other printing costs declined by 6.0% or $0.8 million in 2013 compared to 2012 primarily due to lower expenditures for newsprint. Average newsprint prices decreased almost 2% and newsprint consumption decreased 6%.

Newspaper distribution costs decreased by 7.1% in 2013 compared to 2012 as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expense is comprised of the following:

	For the period ended March 31,
(in thousands)	2013	Change	2012

Facilities rent and maintenance	$10,216	(2.2)%	$10,448
Purchased news and content	3,871	(5.3)%	4,087
Marketing and promotion	3,523	15.1%	3,061
Miscellaneous costs	31,271	4.2%	30,003
Total other expenses	$48,881	2.7%	$47,599

Acquisition and related integration costs for 2012 include a $5.7 million non-cash charge associated with the cancellation of the contract with the national advertising firm that represented the acquired stations.

Interest expense decreased to $2.6 million in 2013 due to lower debt levels and a decline in our borrowing rate.

The effective income tax rate for continuing operations was 65.0% and 40.7% for 2013 and 2012, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax loss in each of the reporting periods. In addition, our effective income tax rate for 2013 has been impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $1.1 million of previously unrecognized tax benefits primarily due to the lapse of the statutes of limitations in certain jurisdictions, increasing our effective tax rate by 14.4 percentage points.

Business Segment Results — As discussed in the Condensed Notes to the Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit plan pension expense (other than current service costs), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the period ended March 31,
(in thousands)	2013	Change	2012

Segment operating revenues:
Television	$96,866	(2.7)%	$99,557
Newspapers	99,488	(4.7)%	104,379
Syndication and other	2,299	(28.0)%	3,191
Total operating revenues	$198,653	(4.1)%	$207,127
Segment profit (loss):
Television	$16,492	(7.7)%	$17,876
Newspapers	5,937	(17.1)%	7,165
Syndication and other	478	(40.9)%	809
Shared services and corporate	(11,847)	39.9%	(8,466)
Depreciation and amortization of intangibles	(11,814)		(12,306)
(Losses) gains, net on disposal of property, plant and equipment	(5)		242
Interest expense	(2,613)		(3,154)
Pension expense	(1,969)		(1,956)
Acquisition and related integration costs	—		(5,826)
Separation and restructuring costs	(976)		(1,711)
Miscellaneous, net	(1,304)		(117)
Loss from operations before income taxes	$(7,621)		$(7,444)

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
Operating results for television were as follows:

	For the period ended March 31,
(in thousands)	2013	Change	2012

Segment operating revenues:
Local	$53,655	(4.9)%	$56,429
National	26,862	4.6%	25,683
Political	329		4,686
Digital	3,776	22.8%	3,076
Retransmission	10,442	34.5%	7,761
Other	1,802	(6.2)%	1,922
Total operating revenues	96,866	(2.7)%	99,557
Segment costs and expenses:
Employee compensation and benefits	45,168	(0.1)%	45,217
Programs and program licenses	12,796	(11.5)%	14,455
Other expenses	22,410	1.8%	22,009
Total costs and expenses	80,374	(1.6)%	81,681
Segment profit	$16,492	(7.7)%	$17,876
Revenues

Television revenues decreased 2.7% in the first quarter of 2013 as growth in retransmission revenue and digital and national advertising was not enough to offset lower political and local advertising.

Television time sales decreased $6.0 million or 6.9%. The prior year period included approximately $5.5 million of political and Super Bowl-related advertising. The Super-Bowl which was broadcast by NBC in 2012 was carried by CBS in 2013. Automotive advertising increased 8%, however services advertising, our largest category, decreased 7%.

Retransmission revenues increased 34.5% or $2.7 million for 2013 from rate increases built into our continuing agreements. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company's cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues for 2013 increased $0.7 million as we continued our focus on increasing revenues in this area.

Costs and expenses

Total costs and expenses decreased 1.6% year-over-year, primarily due to a decline in program and program license costs.

Programs and program licenses decreased by 11.5% due to reduced costs for syndicated programming as a result of decisions we made to take control of more programming on our stations and rely less on syndicated programming. In the third quarter of 2012 we replaced some of our stations syndicated programming we air in the access time period between evening news and prime time with programming we produce internally or in partnership with others in seven of our markets.
Newspapers — We operate daily and community newspapers in 13 markets in the U.S. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by local and national economic conditions, particularly within the retail, labor, housing and automotive markets, as well as newsprint prices.
Operating results for our newspaper business were as follows:

	For the period ended March 31,
(in thousands)	2013	Change	2012

Segment operating revenues:
Local	$20,279	(0.3)%	$20,342
Classified	18,164	(9.6)%	20,104
National	1,943	(21.0)%	2,458
Preprint and other	16,262	(6.1)%	17,320
Digital advertising and marketing services	6,660	2.7%	6,488
Advertising and marketing services	63,308	(5.1)%	66,712
Subscriptions	30,471	(3.6)%	31,625
Other	5,709	(5.5)%	6,042
Total operating revenues	99,488	(4.7)%	104,379
Segment costs and expenses:
Employee compensation and benefits	43,517	(4.9)%	45,742
Newsprint, press supplies, and other printing costs	12,944	(6.0)%	13,765
Distribution	12,273	(7.1)%	13,213
Other expenses	24,817	1.3%	24,494
Total costs and expenses	93,551	(3.8)%	97,214
Segment profit	$5,937	(17.1)%	$7,165

Revenues

Advertising and marketing services revenues decreased 5.1% primarily as a result of continued secular changes in the demand for newspaper advertising. Automotive and employment classified advertising and national advertising remained particularly weak.

Digital advertising and marketing services include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. Pure-play digital advertising and marketing services, which excluded digital advertising tied to print, increased 13%.

Subscriptions include fees paid by readers for access to our content in print and digital formats. Revenue decreased in 2013 compared to 2012 as price increases in home delivery and single copy did not offset declines in circulation net paid levels. Lower single-copy sales accounted for approximately 60% of the decline in subscription revenues.

Late in the first quarter of 2013 saw the launch of our bundled-subscription pricing strategy in our Memphis and Treasure Coast newspaper markets. Under our bundled pricing, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. We intend to introduce bundled subscription pricing in all of our markets by the end of the summer and expect to see the positive impact of increased pricing in the later part of 2013.

Other operating revenues, including commercial printing and distribution services were relatively unchanged quarter over quarter.

Costs and expenses

Employee compensation and benefits decreased primarily due to lower employment levels as a result of attrition. We had approximately 6% fewer employees in 2013 as compared to 2012.

Newsprint, press supplies and other printing costs declined by 6.0% or $0.8 million in 2013 compared to 2012 primarily due to lower expenditures for newsprint. Average newsprint prices decreased almost 2% and newsprint consumption decreased 6%.

Distribution costs decreased by 7.1% in 2013 compared to 2012 as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Shared services and corporate

We centrally provide certain services to our business segments. Such services include digital advertising sales and operations, digital content and platform development, accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, including costs associated with being a public company.

Shared services and corporate expenses were $11.8 million in 2013 and $8.5 million in 2012. The increase in expenses to grow our digital operations for hiring and developing of digital-only sales personnel, streamlining the digital sales process, and creating digital content that was not allocated to our newspaper and television divisions totaled $2.9 million in the first quarter of 2013. We have hired 35 digital-only sales resources so far this year and expect to have approximately 100 on board by the end of 2013.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash used in or provided by operating activities in the period ended March 31 is as follows:

	For the period ended March 31,
(in thousands)	2013	2012

Cash Flows from Operating Activities:
Net loss	$(2,671)	$(4,415)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	11,814	12,306
Contract termination fees	—	5,663
Losses/(gains) on sale of property, plant and equipment	5	(242)
Deferred income taxes	(377)	2,503
Excess tax benefits of share-based compensation plans	—	(4,311)
Stock and deferred compensation plans	4,132	3,437
Pension expense, net of payments	1,405	1,093
Other changes in certain working capital accounts, net	(26,474)	3,878
Miscellaneous, net	1,248	697
Net cash (used in) provided by operating activities	$(10,918)	$20,609

Cash flow used in operating activities was $10.9 million in 2013 compared with $20.6 million of cash provided by operating activities in 2012. The $32 million decrease was primarily attributable to changes in working capital which decreased cash flow from operating activities by $26 million in 2013 and increased cash flow from continuing operations by $4 million in 2012. The primary factors affecting changes in working capital are described below.

•
Accounts receivable collections decreased $12.5 million primarily due to the high level of political advertising in the fourth quarter of 2012. Political advertising is paid in advance and displaces traditional customers. As a result, our collections of accounts receivable is lower in the quarter following the election.

•	The payment of accruals under our incentive plans decreased working capital by $11.9 million in 2013 and $4.5 million in 2012.

•	The timing of payment of other accruals decreased working capital by $4.6 million in 2013.
Investing activities

Cash used in investing activities in the period ended March 31 is as follows:

	For the period ended March 31,
(in thousands)	2013	2012

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(4,979)	$(1,137)
Purchase of investments	(1,125)	(725)
Change in restricted cash	1,800	—
Miscellaneous, net	70	477
Net cash used in investing activities	$(4,234)	$(1,385)

In 2013 and 2012 we used $4.2 million and $1.4 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•
In 2013, we increased our capital expenditures by $3.8 million primarily due to increased investment in our television business and digital operations. We expect total capital expenditures for the remainder of 2013 to be approximately $20 million.

•
In 2013 our restricted cash decreased by $1.8 million due to a reduction in cash held by our insurance carrier to secure payment of claims under our casualty insurance program. The cash is held as collateral in lieu of a stand by letter of credit.

Financing activities
Cash used in financing activities in the period ended March 31 is as follows:

	For the period ended March 31,
(in thousands)	2013	2012

Cash Flows from Financing Activities:
Payments on long-term debt	$(3,975)	$(3,975)
Repurchase of Class A Common shares	(10,648)	(5,665)
Proceeds from employee stock options	15,565	4,548
Tax payments related to shares withheld for vested stock and RSUs	(5,906)	(7,387)
Excess tax benefits from stock compensation plans	—	4,311
Miscellaneous, net	(1,326)	1,034
Net cash used in financing activities	$(6,290)	$(7,134)

In 2013 and 2012 we used cash for financing activities of $6.3 million and $7.1 million, respectively. The primary factors affecting our financing activities for the years are described below.
We have a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement has a five-year term and includes a $212 million term loan and a $100 million revolving credit facility. There were no borrowings under our revolving credit agreement in 2013 and 2012. In the first quarter of 2013 and 2012 we made $4.0 million in scheduled principal payments on our term loan.

In November 2012, our board of directors authorized the repurchase of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the exercise of employee stock options. We repurchased $10.6 million of shares under this authorization in 2013. Under a previous authorization we repurchased $5.7 million in 2012.

In 2013, we had $15.6 million of proceeds from the exercise of employee stock options compared to $4.5 million in 2012. The number of options being exercised has increased as our share price has moved above the exercise prices and the options near their expiration period. Our employees currently hold options to purchase 6.4 million shares at exercise prices between $6.63 and $11.28 per share and a weighted average exercise price of $9.71.

Other

We expect to contribute $2.0 million in 2013 to our defined benefit pension plans, primarily to fund benefit payments under Supplemental Executive Retirement Plan. Contributions to meet the funding requirements for our defined pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006 are approximately $0.1 million.
We expect that our cash and short-term investments and cash flow from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2013		As of December 31, 2012
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	192,125	192,125	196,100	196,100
Total long-term debt including current portion	$192,125	$192,125	$196,100	$196,100

Interest rate swap	$1,525	$1,525	$1,619	$1,619

Financial instruments subject to market value risk:
Investments held at cost	$14,619	(a)	$15,242	(a)

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
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The E. W. Scripps Company
Index to Exhibits

Exhibit Number	Exhibit Description

31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

E-1