Form 10-Q
period 2013-06-30
SCRIPPS E W CO /DE
filed 2013-08-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2013, there were 45,157,991 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Index to The E. W. Scripps Company Report
on Form 10-Q for the Quarter Ended June 30, 2013

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following risk factor which has been updated:

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

The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2013 and the remaining amount that may still be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

4/1/13 - 4/30/13	—	—	—	$89,352,371
5/1/13 - 5/31/13	942,378	$13.63	$12,843,623	$76,508,748
6/1/13 - 6/30/13	800,364	14.27	11,419,205	$65,089,543
Total	1,742,742	$13.92	$24,262,828
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014.

Item 3.	Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter for which this report is filed.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: August 9, 2013	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

The E. W. Scripps Company

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2013	As of December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$218,101	$242,642
Restricted cash	8,210	10,010
Accounts and notes receivable (less allowances - $1,591 and $2,491)	130,059	125,639
Inventory	6,864	6,437
Deferred income taxes	7,210	7,210
Income taxes receivable	6,093	2,926
Miscellaneous	7,599	7,836
Total current assets	384,136	402,700
Investments	20,330	21,115
Property, plant and equipment	367,567	374,931
Goodwill	27,966	27,966
Other intangible assets	141,334	144,783
Deferred income taxes	32,360	36,095
Miscellaneous	19,238	23,178
Total Assets	$992,931	$1,030,768
Liabilities and Equity
Current liabilities:
Accounts payable	$16,791	$23,329
Customer deposits and unearned revenue	24,402	26,240
Current portion of long-term debt	27,200	15,900
Accrued liabilities:
Employee compensation and benefits	24,631	37,118
Miscellaneous	29,524	28,545
Other current liabilities	9,786	14,901
Total current liabilities	132,334	146,033
Long-term debt (less current portion)	160,950	180,200
Other liabilities (less current portion)	159,704	164,625
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 45,157,991 and 43,594,229 shares	452	436
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,735 shares	119	119
Total	571	555
Additional paid-in capital	520,196	517,688
Retained earnings	131,175	136,293
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(338)	(1,009)
Pension liability adjustments	(113,875)	(115,831)
Total The E.W. Scripps Company shareholders’ equity	537,729	537,696
Noncontrolling interest	2,214	2,214
Total equity	539,943	539,910
Total Liabilities and Equity	$992,931	$1,030,768
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Operating Revenues:
Advertising	$158,105	$168,869	$305,252	$324,452
Subscriptions	28,096	28,642	58,567	60,267
Other	21,652	19,423	42,687	39,342
Total operating revenues	207,853	216,934	406,506	424,061
Costs and Expenses:
Employee compensation and benefits	96,129	97,152	196,828	197,863
Programs and program licenses	13,218	14,499	26,014	28,954
Newsprint, press supplies, and other printing costs	11,407	12,678	24,351	26,443
Newspaper distribution	11,941	12,320	24,214	25,533
Other expenses	51,246	48,929	100,127	96,528
Pension expense	2,569	1,819	4,538	3,775
Acquisition and related integration costs	—	—	—	5,826
Separation and restructuring costs	1,425	2,355	2,401	4,066
Total costs and expenses	187,935	189,752	378,473	388,988
Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,035	10,832	20,137	21,362
Amortization of intangible assets	1,739	1,771	3,451	3,547
(Gains) losses, net on disposal of property, plant and equipment	(42)	212	(37)	(30)
Net depreciation, amortization, and (gains) losses	11,732	12,815	23,551	24,879
Operating income	8,186	14,367	4,482	10,194
Interest expense	(2,656)	(3,211)	(5,269)	(6,365)
Miscellaneous, net	(1,634)	(1,435)	(2,938)	(1,552)
Income (loss) from operations before income taxes	3,896	9,721	(3,725)	2,277
Provision (benefit) for income taxes	711	4,305	(4,239)	1,276
Net income	3,185	5,416	514	1,001
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to the shareholders of The E.W. Scripps Company	$3,185	$5,416	$514	$1,001
Net income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.05	$0.09	$0.01	$0.02
Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.05	$0.09	$0.01	$0.02
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net income	$3,185	$5,416	$514	$1,001
Changes in fair value of derivative, net of tax of $371, $(477), $406 and $(445)	612	(796)	671	(742)
Changes in defined benefit pension plans, net of tax of $1,001, $353, $1,299 and $691	1,105	591	1,956	1,152
Total comprehensive income	4,902	5,211	3,141	1,411
Less comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive income attributable to the shareholders of The E.W. Scripps Company	$4,902	$5,211	$3,141	$1,411
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012

Cash Flows from Operating Activities:
Net income	$514	$1,001
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,588	24,909
Contract termination fees	—	5,663
Gains on sale of property, plant and equipment	(37)	(30)
Deferred income taxes	2,041	2,794
Excess tax benefits of share-based compensation plans	—	(4,311)
Stock and deferred compensation plans	4,757	4,881
Pension expense, net of payments	3,113	1,863
Other changes in certain working capital accounts, net	(31,044)	29,258
Miscellaneous, net	1,960	1,910
Net cash provided by operating activities	4,892	67,938
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(12,169)	(6,086)
Purchase of investments	(1,375)	(1,272)
Change in restricted cash	1,800	—
Miscellaneous, net	320	486
Net cash used in investing activities	(11,424)	(6,872)
Cash Flows from Financing Activities:
Payments on long-term debt	(7,950)	(7,950)
Repurchase of Class A Common shares	(34,910)	(16,407)
Proceeds from employee stock options	33,675	4,605
Tax payments related to shares withheld for RSUs	(5,970)	(7,423)
Excess tax benefits from stock compensation plans	—	4,311
Miscellaneous, net	(2,854)	1,015
Net cash used in financing activities	(18,009)	(21,849)
(Decrease) increase in cash and cash equivalents	(24,541)	39,217
Cash and cash equivalents:
Beginning of year	242,642	127,889
End of period	$218,101	$167,106
Supplemental Cash Flow Disclosures
Interest paid	$3,917	$4,735
Income taxes paid	$111	$741
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net income	—	—	1,001	—	—	1,001
Changes in defined benefit pension plans	—	—	—	1,152	—	1,152
Change in fair value of derivative	—	—	—	(742)	—	(742)
Repurchase 1,772,193 Class A Common Shares	(18)	(16,389)	—	—	—	(16,407)
Compensation plans: 2,165,341 net shares issued *	21	2,026	—	—	—	2,047
Excess tax benefits of compensation plans	—	6,500	—	—	—	6,500
As of June 30, 2012	$546	$507,558	$97,106	$(97,138)	$2,480	$510,552

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net income	—	—	514	—	—	514
Changes in defined benefit pension plans	—	—	—	1,956	—	1,956
Change in fair value of derivative	—	—	—	671	—	671
Repurchase 2,684,876 Class A Common Shares	(27)	(29,251)	(5,632)	—	—	(34,910)
Compensation plans: 4,248,638 net shares issued *	43	31,759	—	—	—	31,802
As of June 30, 2013	$571	$520,196	$131,175	$(114,213)	$2,214	$539,943
* Net of $5,970 in 2013 and $7,423 in 2012 of tax payments related to shares withheld for vested stock and RSUs.
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
Nature of Operations — We are a diverse media company with interests in television and newspaper publishing. All of our media businesses provide content and advertising services via digital platforms, including the Internet, mobile devices and tablets. Our media businesses are organized into the following reportable business segments: Television, Newspapers, and Syndication and other. Additional information for our business segments is presented in the Notes to our Condensed Consolidated Financial Statements.
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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2012. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $0.5 million and $1.6 million for the second quarter of 2013 and 2012, respectively. Year-to-date share-based compensation costs totaled $3.9 million and $4.7 million in 2013 and 2012, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Numerator (for basic and diluted earnings per share)
Net income attributable to the shareholders of The E.W. Scripps Company	$3,185	$5,416	$514	$1,001
Less income allocated to RSUs	(89)	(225)	(16)	(51)
Numerator for basic and diluted earnings per share	$3,096	$5,191	$498	$950
Denominator
Basic weighted-average shares outstanding	57,448	55,146	56,894	54,961
Effect of dilutive securities:
Stock options held by employees and directors	1,299	340	1,172	221
Diluted weighted-average shares outstanding	58,747	55,486	58,066	55,182
Anti-dilutive securities (1)	—	5,824	—	5,824
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

The effective income tax rate for the six months ended June 30, 2013 and 2012, was 114% and 56.0%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and reserves for uncertain tax positions (including interest). We recognized $2.4 million of previously unrecognized tax benefits in the first six months of 2013 upon settlement of audits or when the statutes of limitations lapsed in certain tax jurisdictions.

Deferred tax assets totaled $39.6 million at June 30, 2013. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our Federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

During the period ended June 30, 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position as of June 30, 2013. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax return for 2013, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. The amount of unrecognized tax deductions for the period ended June 30, 2013 was approximately $26 million.

4. Restricted Cash

At June 30, 2013 and December 31, 2012, we had $8.2 million and $10 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

5. Goodwill and Other Intangible Assets
Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2013	As of December 31, 2012

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	22,304
Other	3,561	3,765
Total carrying amount	104,709	104,913
Accumulated amortization:
Television network affiliation relationships	(7,717)	(5,755)
Customer lists and advertiser relationships	(11,737)	(10,346)
Other	(1,736)	(1,844)
Total accumulated amortization	(21,190)	(17,945)
Net amortizable intangible assets	83,519	86,968
Other indefinite-lived intangible assets — FCC licenses	57,815	57,815
Total other intangible assets	$141,334	$144,783
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total

Gross balance at December 31, 2012	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance as of December 31, 2012	$27,966	$—	$27,966

Gross balance as of June 30, 2013	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance at June 30, 2013	$27,966	$—	$27,966
Estimated amortization expense of intangible assets for each of the next five years is $3.6 million for the remainder of 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017, $4.2 million in 2018, and $51.3 million in later years.

6. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2013	As of December 31, 2012

Variable rate credit facility	$—	$—
Term loan	188,150	196,100
Long-term debt	188,150	196,100
Current portion of long-term debt	27,200	15,900
Long-term debt (less current portion)	$160,950	$180,200
Fair value of long-term debt *	$194,000	$196,100
* Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.
We have a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement, which expires in December 2016, includes a $212 million term loan and a $100 million revolving credit facility.
The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at June 30, 2013 and December 31, 2012.
Interest is payable at rates based on LIBOR plus a margin based on our leverage ratio ranging from 3.5% to 4.0%. As of June 30, 2013 and December 31, 2012, the interest rate was 3.70% and 3.72%, respectively. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2013, the current portion of long-term debt includes $6.0 million for the expected additional principal payment based on excess cash flow for 2013. The weighted-average interest rate on borrowings was 3.70% and 4.25% for the six months ended June 30, 2013 and 2012, respectively.
Scheduled principal payments on long-term debt at June 30, 2013, are: $8.0 million for the remainder of 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.
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
As of June 30, 2013 and December 31, 2012, we had outstanding letters of credit totaling $0.2 million and $1.1 million, respectively.

7.	Financial Instruments

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates we may enter into interest rate management instruments.

We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which is designated as and qualifies as a cash flow hedge, is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves and implied volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments designated as cash flow are shown below.

	As of June 30, 2013			As of December 31, 2012
	Notional	Fair value		Notional	Fair value
(in thousands)	amount	Asset	Liability (1)	amount	Asset	Liability (1)

Derivatives designated as cash flow hedges:
Interest rate swap	$75,000	$—	$541	$75,000	$—	$1,619

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

	Three months ended June 30, 2013
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$817	$167	$—

	Three months ended June 30, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$(1,401)	$160	$—

	Six months ended June 30, 2013
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$745	$333	$—

	Six months ended June 30, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$(1,389)	$202	$—

8.	Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as derivatives. The fair value of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	As of June 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$52,000	$52,000	$—	$—
Interest rate swap	(541)	—	(541)	—

	As of December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$—	$—	$—	$—
Interest rate swap	(1,619)	—	(1,619)	—

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2013	As of December 31, 2012

Employee compensation and benefits	$21,349	$20,596
Liability for pension benefits	112,446	112,556
Liabilities for uncertain tax positions	10,885	12,534
Other	15,024	18,939
Other liabilities (less current portion)	$159,704	$164,625
10. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2013	2012

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(4,420)	$7,494
Income taxes receivable/payable — net	(3,167)	25,769
Accounts payable	(6,538)	(3,220)
Accrued employee compensation and benefits	(12,487)	(2,607)
Other accrued liabilities	467	(2,121)
Other, net	(4,899)	3,943
Total	$(31,044)	$29,258

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

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits, which we will make through 2014, are determined based upon the employee’s age and compensation.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Service cost	$17	$13	$34	$26
Interest cost	5,975	6,470	11,951	12,940
Expected return on plan assets, net of expenses	(5,371)	(5,642)	(10,742)	(11,283)
Amortization of prior service cost	—	1	—	1
Amortization of actuarial loss	1,061	869	2,122	1,739
Total for defined benefit plans	1,682	1,711	3,365	3,423
Multi-employer plans	111	114	231	234
SERP	887	211	1,173	455
Defined contribution plans	2,907	2,693	6,286	5,429
Net periodic benefit cost	$5,587	$4,729	$11,055	$9,541

We contributed $1.3 million to fund current benefit payments for our SERP during the first six months of 2013. We anticipate contributing an additional $1.1 million to fund the SERP’s benefit payments during the remainder of 2013. We contributed $0.1 million to our defined benefit plans during the first six months of 2013.

A settlement charge of $0.6 million was recorded in the second quarter of 2013 for our SERP plan. We remeasured our SERP liability in the second quarter of 2013, reflecting the settlement of a significant portion of the plan's obligations. The actuarial assumptions used to remeasure the plan liability were substantially the same as those used in the December 31, 2012 measurement, except for an increase in the discount rate to 5%. The remeasurement reduced our pension liabilities and accumulated comprehensive loss by $3.3 million.

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
Syndication and other primarily includes syndication of news features and comics and other features for the newspaper industry.
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operations services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes. A portion of our digital operations which are not allocated to our newspaper and television segments is included in shared services and corporate.

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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Segment operating revenues:
Television	$111,393	$117,097	$208,259	$216,654
Newspapers	93,452	97,180	192,940	201,559
Syndication and other	3,008	2,657	5,307	5,848
Total operating revenues	$207,853	$216,934	$406,506	$424,061
Segment profit (loss):
Television	$30,532	$34,916	$47,024	$52,792
Newspapers	5,882	4,566	11,819	11,731
Syndication and other	(446)	(401)	32	408
Shared services and corporate	(12,056)	(7,725)	(23,903)	(16,191)
Depreciation and amortization of intangibles	(11,774)	(12,603)	(23,588)	(24,909)
Gains (losses), net on disposal of property, plant and equipment	42	(212)	37	30
Pension expense	(2,569)	(1,819)	(4,538)	(3,775)
Interest expense	(2,656)	(3,211)	(5,269)	(6,365)
Acquisition and related integration costs	—	—	—	(5,826)
Separation and restructuring costs	(1,425)	(2,355)	(2,401)	(4,066)
Miscellaneous, net	(1,634)	(1,435)	(2,938)	(1,552)
Income (loss) from continuing operations before income taxes	$3,896	$9,721	$(3,725)	$2,277
Depreciation:
Television	$5,616	$5,768	$11,207	$11,389
Newspapers	4,004	4,823	8,117	9,473
Syndication and other	19	12	38	24
Shared services and corporate	396	229	775	476
Total depreciation	$10,035	$10,832	$20,137	$21,362
Amortization of intangibles:
Television	$1,602	$1,594	$3,179	$3,189
Newspapers	137	177	272	358
Total amortization of intangibles	$1,739	$1,771	$3,451	$3,547
Additions to property, plant and equipment:
Television	$3,269	$3,975	$5,156	$4,551
Newspapers	572	392	1,461	926
Shared services and corporate	3,349	582	5,552	609
Total additions to property, plant and equipment	$7,190	$4,949	$12,169	$6,086
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
Under the terms of the Tax Allocation Agreement we receive any tax deductions for share-based compensation awards held by our employees in SNI. In the first half of 2013 and 2012, tax deductions resulting from the exercise of those awards totaled approximately $8.9 million and $11.1 million, respectively. At June 30, 2013, our employees held options on approximately 0.6 million SNI shares, which expire through 2015.
15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the future exercise of employee stock options. Under the authorization, we repurchased $34.9 million of shares at prices ranging from $10.83 to $15.49 per share during the first half of 2013.
Information about options outstanding and options exercisable by year of grant as of June 30, 2013 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2003 – expire in 2013	9-10	0.33	8,065	$9.66	$—
2004 – expire in 2014	10-11	0.73	355,154	10.55	1.8
2005 – expire in 2013	10	0.34	13,212	9.75	0.1
2006 – expire in 2014	10-11	0.70	518,844	10.38	2.7
2007 – expire in 2015	9-10	1.66	1,375,041	10.36	7.2
2008 – expire in 2016	7-10	2.75	2,326,834	8.70	16.0
Total	7-11	2.02	4,597,150	$9.54	$27.8

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2013	$(950)	$(115,337)	$357	$(115,930)
Other comprehensive income before reclassifications	509	—	—	509
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $63	103	—	—	103
Actuarial loss (b), net of tax of $1,001	—	1,105	—	1,105
Net current-period other comprehensive income	612	1,105	—	1,717
Ending balance, June 30, 2013	$(338)	$(114,232)	$357	$(114,213)

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive income before reclassifications	464	—	—	464
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $126	207	—	—	207
Actuarial loss (b), net of tax of $1,299	—	1,956	—	1,956
Net current-period other comprehensive income	671	1,956	—	2,627
Ending balance, June 30, 2013	$(338)	$(114,232)	$357	$(114,213)

(a) Included in interest expense on the Statement of Operations
(b) Included in pension expense on the Statement of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The E. W. Scripps Company ("Scripps") is a diverse media company with interests in television stations and newspaper publishing. The Company's portfolio of media properties includes: 19 television stations, including ten ABC-affiliated stations, three NBC affiliates, one independent station and five Azteca affiliates; daily and community newspapers in 13 markets; syndication of news features and comics; and the Washington-based Scripps Howard News Service.
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

Our emphasis on positioning our television stations in their markets to be leaders in local news continues to show strong results. In the May 2013 ratings, 10 of our stations finished first or second in key adults demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Thirteen of 14 stations improved their percentage of local news viewing in these time periods over the same time in May 2012. Our Denver and Phoenix television stations won coveted Peabody awards in 2013. We believe that our emphasis on the strategy of being the local news leader in our markets will drive stronger operating results.

We continued to see strong results from our programming strategy lessening our reliance on purchased syndicated shows. We have two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — aired during the access period between evening news and prime time. These shows are airing in seven of our markets currently, with two additional markets being launched in the fall of this year. We have the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire. We are also a partner in another original show called Right This Minute, a daily news and entertainment program, that currently airs on 12 of our stations.

In our Newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription strategy in our Memphis and Treasure Coast newspaper markets. At the end of the second quarter, all but two of our newspaper markets have introduced this strategy. Under our bundled strategy, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. We expect to realize the financial benefits of the bundled subscription strategy later in the year as subscriptions renew.

We continue our investment in our digital initiatives. We are hiring and developing digital-only sales personnel, streamlining digital sales processes and creating digital content. We expect these investments to drive digital revenue growth in each of our divisions. We have hired 59 digital-only sales resources so far this year and expect to have approximately 100 on board by the end of 2013.

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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Operating revenues	$207,853	(4.2)%	$216,934	$406,506	(4.1)%	$424,061
Employee compensation and benefits	(96,129)	(1.1)%	(97,152)	(196,828)	(0.5)%	(197,863)
Programs and program licenses	(13,218)	(8.8)%	(14,499)	(26,014)	(10.2)%	(28,954)
Newsprint, press supplies, and other printing costs	(11,407)	(10.0)%	(12,678)	(24,351)	(7.9)%	(26,443)
Newspaper distribution	(11,941)	(3.1)%	(12,320)	(24,214)	(5.2)%	(25,533)
Other expenses	(51,246)	4.7%	(48,929)	(100,127)	3.7%	(96,528)
Pension expense	(2,569)	41.2%	(1,819)	(4,538)	20.2%	(3,775)
Acquisition and related integration costs	—		—	—		(5,826)
Separation and restructuring costs	(1,425)		(2,355)	(2,401)		(4,066)
Depreciation and amortization of intangibles	(11,774)		(12,603)	(23,588)		(24,909)
Gains (losses), net on disposal of property, plant and equipment	42		(212)	37		30
Operating income	8,186		14,367	4,482		10,194
Interest expense	(2,656)		(3,211)	(5,269)		(6,365)
Miscellaneous, net	(1,634)		(1,435)	(2,938)		(1,552)
Income (loss) from operations before income taxes	3,896		9,721	(3,725)		2,277
(Provision) benefit for income taxes	(711)		(4,305)	4,239		(1,276)
Net income	3,185		5,416	514		1,001
Net loss attributable to noncontrolling interests	—		—	—		—
Net income attributable to the shareholders of The E.W. Scripps Company	$3,185		$5,416	$514		$1,001

Continuing Operations
Operating revenues decreased 4.2% in the second quarter of 2013 compared to 2012 and 4.1% for the first six months of 2013 compared to prior year. The decrease was primarily caused by the anticipated decline in political revenues at our television stations in an off-political year and continued secular declines in newspaper advertising revenues. Political advertising revenues decreased $10.4 million and $14.8 million for the second quarter and six months ended June 30, 2013, respectively, and newspaper revenues decreased approximately 4% for 2013.

Employee compensation and benefits decreased approximately 1% in 2013. Newspaper division employees decreased by approximately 120, or 5%, from 2012. Incentive compensation in the second quarter of 2013 was $2.5 million less than the prior year quarter and was $3.9 million less for the first half of the year compared to 2012. Employee compensation and benefits associated with supporting our digital initiatives increased year-to-date costs by approximately $4 million.

Programs and program licenses decreased by 8.8% for the 2013 quarter and 10.2% for the six months ended June 30, 2013, primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $1.6 million and $3.2 million for the second quarter of 2013 and the six months ended June 30, 2013, respectively. In the third quarter of 2012 we replaced some of the syndicated programming that seven of our stations air in the access time period between evening news and prime time with programming we produce internally or in partnership with others. The decrease in syndicated programming costs was partially off-set by an increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Newsprint, press supplies and other printing costs declined by 10.0% and 7.9% for the second quarter of 2013 and the six month ended June 30, 2013, respectively, primarily due to lower expenditures for newsprint. Average newsprint prices decreased 4% and newsprint consumption decreased almost 7% for the six months ended June 30, 2013.

Distribution costs decreased by 3.1% in the second quarter of 2013 compared to the second quarter of 2012 and 5.2% for the six months ended June 30, 2013 as compared to the prior year as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expense is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Facilities rent and maintenance	$9,645	(5.0)%	$10,157	$19,861	(3.6)%	$20,605
Purchased news and content	3,837	(5.6)%	4,066	7,708	(5.5)%	8,153
Marketing and promotion	5,382	38.0%	3,900	8,905	27.9%	6,961
Miscellaneous costs	32,382	5.1%	30,806	63,653	4.7%	60,809
Total other expenses	$51,246	4.7%	$48,929	$100,127	3.7%	$96,528

Marketing and promotion costs increased primarily due to campaigns to support the launch of our bundled subscription offerings in our newspaper markets. Miscellaneous costs increased primarily from costs to support our digital initiatives.

Acquisition and related integration costs for six months ended 2012 include a $5.7 million non-cash charge associated with the cancellation of the contract with the national advertising firm that represented the McGraw-Hill stations we acquired.

Interest expense decreased in 2013 due to lower debt levels and a decline in our borrowing rate.

The effective income tax rate for continuing operations was 114% and 56.0% for the six months ended June 30, 2013 and 2012, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rate for 2013 has been impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $2.4 million ($1.2 million in the second quarter) of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions.

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
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operations services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes. A portion of our digital operations which are not allocated to our newspaper and television segments is included in shared services and corporate.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Segment operating revenues:
Television	$111,393	(4.9)%	$117,097	$208,259	(3.9)%	$216,654
Newspapers	93,452	(3.8)%	97,180	192,940	(4.3)%	201,559
Syndication and other	3,008	13.2%	2,657	5,307	(9.3)%	5,848
Total operating revenues	$207,853	(4.2)%	$216,934	$406,506	(4.1)%	$424,061
Segment profit (loss):
Television	$30,532	(12.6)%	$34,916	$47,024	(10.9)%	$52,792
Newspapers	5,882	28.8%	4,566	11,819	0.8%	11,731
Syndication and other	(446)	11.2%	(401)	32	(92.2)%	408
Shared services and corporate	(12,056)	56.1%	(7,725)	(23,903)	47.6%	(16,191)
Depreciation and amortization of intangibles	(11,774)		(12,603)	(23,588)		(24,909)
Gains (losses), net on disposal of property, plant and equipment	42		(212)	37		30
Pension expense	(2,569)		(1,819)	(4,538)		(3,775)
Interest expense	(2,656)		(3,211)	(5,269)		(6,365)
Acquisition and related integration costs	—		—	—		(5,826)
Separation and restructuring costs	(1,425)		(2,355)	(2,401)		(4,066)
Miscellaneous, net	(1,634)		(1,435)	(2,938)		(1,552)
Income (loss) from operations before income taxes	$3,896		$9,721	$(3,725)		$2,277

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
Operating results for television were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Segment operating revenues:
Local	$61,154	1.5%	$60,248	$114,809	(1.6)%	$116,677
National	32,530	3.3%	31,491	59,392	3.9%	57,174
Political	775		11,211	1,104		15,897
Digital	4,055	14.3%	3,548	7,831	18.2%	6,624
Retransmission	10,500	34.0%	7,838	20,942	34.3%	15,599
Other	2,379	(13.8)%	2,761	4,181	(10.7)%	4,683
Total operating revenues	111,393	(4.9)%	117,097	208,259	(3.9)%	216,654
Segment costs and expenses:
Employee compensation and benefits	44,531	0.4%	44,353	89,699	0.1%	89,570
Programs and program licenses	13,218	(8.8)%	14,499	26,014	(10.2)%	28,954
Other expenses	23,112	(0.9)%	23,329	45,522	0.4%	45,338
Total costs and expenses	80,861	(1.6)%	82,181	161,235	(1.6)%	163,862
Segment profit	$30,532	(12.6)%	$34,916	$47,024	(10.9)%	$52,792
Revenues

Television revenues decreased 4.9% in the second quarter of 2013 primarily due to expected declines in political advertising in this off-election year. For the six months ended June 30, 2013, revenues decreased by 3.9%.

We saw growth in automotive advertising, which was up 8% year-over-year in the second quarter. The services category, particularly medical and insurance advertising, remained soft in the quarter.

Retransmission revenues increased 34.0% for the second quarter of 2013 or $2.7 million and 34.3% or $5.3 million for the six months ended June 30, 2013 due to increases in the amounts we receive from our agreement with Scripps Networks. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company's cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues for 2013 increased $0.5 million for the second quarter and $1.2 million for the six months ended June 30, 2013, as we continued our focus on increasing digital advertising revenues.

Costs and expenses

Total costs and expenses decreased 1.6% for the quarter and year-over-year, primarily due to the decline in program and program license costs and a $1.3 million decrease in year-to-date incentive compensation expense.

Programs and program licenses decreased by 8.8% for the 2013 quarter and 10.2% for the six months ended June 30, 2013, primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $1.6 million and $3.2 million for the second quarter of 2013 and the six months ended June 30, 2013, respectively. In the third quarter of 2012 we replaced some of the syndicated programming that seven of our stations air in the access time period between evening news and prime time with programming we produce internally or in partnership. The decrease in syndicated programming costs was partially off-set by an increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.
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
Operating results for our newspaper business were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Segment operating revenues:
Local	$18,473	(4.7)%	$19,380	$38,752	(2.4)%	$39,722
Classified	17,118	(11.3)%	19,291	35,282	(10.4)%	39,395
National	2,037	(8.9)%	2,237	3,980	(15.2)%	4,695
Preprint and other	15,973	0.2%	15,944	32,235	(3.1)%	33,264
Digital advertising and marketing services	6,933	6.6%	6,502	13,593	4.6%	12,990
Advertising and marketing services	60,534	(4.5)%	63,354	123,842	(4.8)%	130,066
Subscriptions	28,096	(1.9)%	28,642	58,567	(2.8)%	60,267
Other	4,822	(7.0)%	5,184	10,531	(6.2)%	11,226
Total operating revenues	93,452	(3.8)%	97,180	192,940	(4.3)%	201,559
Segment costs and expenses:
Employee compensation and benefits	40,653	(8.7)%	44,532	84,170	(6.8)%	90,274
Newsprint, press supplies, and other printing costs	11,405	(10.0)%	12,678	24,349	(7.9)%	26,443
Distribution	11,941	(3.1)%	12,320	24,214	(5.2)%	25,533
Other expenses	23,571	2.1%	23,084	48,388	1.7%	47,578
Total costs and expenses	87,570	(5.4)%	92,614	181,121	(4.6)%	189,828
Segment profit	$5,882	28.8%	$4,566	$11,819	0.8%	$11,731

Revenues

Advertising and marketing services revenues decreased 4.5% for the 2013 second quarter and 4.8% for the six months ended June 30, 2013, primarily as a result of continued secular changes in the demand for newspaper advertising. Automotive and employment classified advertising and national advertising remained particularly weak.

Digital advertising and marketing services include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. Pure-play digital advertising and marketing services, which excluded digital advertising tied to print, increased 11% in the second quarter of 2013.

Subscriptions include fees paid by readers for access to our content in print and digital formats. Revenue decreased in 2013 compared to 2012 as price increases in home delivery and single copy did not offset declines in circulation net paid levels.

The first half of 2013 saw the launch of our bundled-subscription pricing strategy in all but two of our newspaper markets. Under our bundled offerings, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. We intend to introduce bundled subscription offerings to the remainder of our markets by the end of the summer and expect to see the positive impact of increased pricing later in 2013.

Other operating revenues, including commercial printing and distribution services, were down slightly for the second quarter and six months ended June 30, 2013.

Costs and expenses

Employee compensation and benefits decreased primarily due to lower employment levels and a $1.9 million decrease in incentive compensation year over year. We had approximately 5% fewer employees in 2013 as compared to 2012.

Newsprint, press supplies and other printing costs declined by 10.0% and 7.9% for the second quarter of 2013 and the six months ended June 30, 2013, respectively primarily due to lower expenditures for newsprint. Average newsprint prices decreased 4% and newsprint consumption decreased almost 7% for the six months ended June 30, 2013.

Distribution costs decreased by 3.1% in the second quarter of 2013 compared to the second quarter of 2012 and 5.2% for the six months ended June 30, 2013 as compared to the prior year as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by approximately 2% for the 2013 quarter and the six months ended June 30, 2013, primarily due to a $2 million year-to-date increase in marketing and promotion to support the launch of our bundled subscription offerings.

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

Shared services and corporate expenses were $12.1 million in the second quarter of 2013 and $7.7 million in the second quarter of 2012. For the six months ended June 30, 2013 shared services and corporate expenses were $23.9 million and for the six months ended June 30, 2012, they were $16.2 million. Costs to hire and develop digital-only sales personnel, streamline the digital sales processes, and create digital content that were not allocated to our newspaper and television divisions totaled $4.0 million in the second quarter of 2013 and $6.3 million for the six months ended June 30, 2013. We have hired 59 digital-only sales resources so far this year and expect to have approximately 100 on board by the end of 2013.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012

Cash Flows from Operating Activities:
Net income	$514	$1,001
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,588	24,909
Contract termination fees	—	5,663
Gains on sale of property, plant and equipment	(37)	(30)
Deferred income taxes	2,041	2,794
Excess tax benefits of share-based compensation plans	—	(4,311)
Stock and deferred compensation plans	4,757	4,881
Pension expense, net of payments	3,113	1,863
Other changes in certain working capital accounts, net	(31,044)	29,258
Miscellaneous, net	1,960	1,910
Net cash provided by operating activities	$4,892	$67,938

The $63 million decrease in cash provided by operating activities was primarily attributable to changes in working capital in each of the periods. The primary factors affecting changes in working capital are described below.

•
Accounts receivable collections decreased $11.9 million in 2013 primarily due to the high level of political advertising in the fourth quarter of 2012. Political advertising is paid in advance and displaces traditional customers. As a result, our collections of accounts receivable is lower in the quarters following the election.

•	We received $25 million in 2012 for refunds of prior year taxes from the carryback of our 2011 net operating loss, increasing our cash flow from operations.

•	Income tax benefits recognized in 2013 of $3.8 million will not be received until we carryback our net operating loss against our 2012 tax returns.

•	The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, decreased working capital by $12.5 million in 2013 and $2.6 million in 2012.
Investing activities

Cash used in investing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(12,169)	$(6,086)
Purchase of investments	(1,375)	(1,272)
Change in restricted cash	1,800	—
Miscellaneous, net	320	486
Net cash used in investing activities	$(11,424)	$(6,872)

In 2013 and 2012 we used $11.4 million and $6.9 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•
In 2013, we increased our capital expenditures by $6.1 million primarily due to increased investment in our digital operations. We expect total capital expenditures for the remainder of 2013 to be approximately $10 million.

•
In 2013, our restricted cash decreased by $1.8 million due to a reduction in cash held by our insurance carrier to secure payment of claims under our casualty insurance program. The cash is held as collateral in lieu of a stand-by letter of credit.

Financing activities
Cash used in financing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012

Cash Flows from Financing Activities:
Payments on long-term debt	$(7,950)	$(7,950)
Repurchase of Class A Common shares	(34,910)	(16,407)
Proceeds from employee stock options	33,675	4,605
Tax payments related to shares withheld for RSUs	(5,970)	(7,423)
Excess tax benefits from stock compensation plans	—	4,311
Miscellaneous, net	(2,854)	1,015
Net cash used in financing activities	$(18,009)	$(21,849)

In 2013 and 2012 we used cash for financing activities of $18.0 million and $21.8 million, respectively. The primary factors affecting our financing activities for the years are described below.
We have a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement, which expires in December 2016, includes a $212 million term loan and a $100 million revolving credit facility. There were no borrowings under our revolving credit agreement in 2013 and 2012. In the first six months of 2013 and 2012 we made $8 million in scheduled principal payments on our term loan. Scheduled principal payments on the term loan total $21.2 million in the next 12 months. In addition, the agreement requires we make additional principal payments equal to 50% of “excess cash flow” as defined by the agreement if our leverage ratio is greater than 2 to 1 at the end of the year. We expect to make approximately $6 million in additional principal payments in the first half of 2014.

In November 2012, our board of directors authorized the repurchase of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. The Company currently intends to fund approximately half of the buybacks from its cash balance and half using cash proceeds from the exercise of employee stock options. We repurchased $34.9 million of shares under this authorization in the first six months of 2013. Under a previous authorization, we repurchased $16.4 million in the first half of 2012.

In 2013, we received $33.7 million of proceeds from the exercise of employee stock options compared to $4.6 million in 2012. The number of options being exercised has increased as our share price has moved above the exercise prices and the outstanding options are near their expiration date. As of December 31, 2012, our employees held options to purchase 8.0 million shares. Our employees currently hold options to purchase 4.6 million shares at exercise prices between $6.63 and $11.28 per share. The weighted average exercise price of outstanding options, all of which are exercisable, was $9.54 at June 30, 2013.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $1.1 million in the remainder of 2013 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2013		As of December 31, 2012
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	188,150	194,000	196,100	196,100
Total long-term debt including current portion	$188,150	$194,000	$196,100	$196,100

Interest rate swap	$541	$541	$1,619	$1,619

Financial instruments subject to market value risk:
Investments held at cost	$14,604	(a)	$15,242	(a)

(a) Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

We utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which is designated as and qualifies as a cash flow hedge, is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves and implied volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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