Form 10-Q
period 2013-09-30
SCRIPPS E W CO /DE
filed 2013-11-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2013, there were 43,758,098 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting Shares, $.01 par value per share, outstanding.

Index to The E. W. Scripps Company Report
on Form 10-Q for the Quarter Ended September 30, 2013

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
We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings, primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following risk factor, which has been updated:

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

There were no sales of unregistered equity securities during the quarter ended September 30, 2013.

The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2013, and the remaining amount that may still be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

7/1/13 - 7/31/13	902,836	$17.11	$15,443,299	$49,646,244
8/1/13 - 8/31/13	824,001	15.45	12,729,232	$36,917,012
9/1/13 - 9/30/13	404,515	15.40	6,230,337	$30,686,675
Total	2,131,352	$16.14	$34,402,868
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014.

Item 3.	Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2013.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: November 8, 2013	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

The E. W. Scripps Company

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2013	As of December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$202,136	$242,642
Restricted cash	8,210	10,010
Accounts and notes receivable (less allowances - $1,651 and $2,491)	122,832	125,639
Inventory	6,826	6,437
Deferred income taxes	7,210	7,210
Income taxes receivable	5,177	2,926
Miscellaneous	7,757	7,836
Total current assets	360,148	402,700
Investments	19,696	21,115
Property, plant and equipment	359,058	374,931
Goodwill	27,966	27,966
Other intangible assets	139,597	144,783
Deferred income taxes	35,823	36,095
Miscellaneous	21,449	23,178
Total Assets	$963,737	$1,030,768
Liabilities and Equity
Current liabilities:
Accounts payable	$17,055	$23,329
Customer deposits and unearned revenue	26,281	26,240
Current portion of long-term debt	38,850	15,900
Accrued liabilities:
Employee compensation and benefits	31,291	37,118
Miscellaneous	28,840	28,545
Other current liabilities	10,066	14,901
Total current liabilities	152,383	146,033
Long-term debt (less current portion)	145,325	180,200
Other liabilities (less current portion)	160,792	164,625
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 43,758,098 and 43,594,229 shares	438	436
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,735 shares	119	119
Total	557	555
Additional paid-in capital	504,485	517,688
Retained earnings	111,192	136,293
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(515)	(1,009)
Pension liability adjustments	(112,696)	(115,831)
Total The E.W. Scripps Company shareholders’ equity	503,023	537,696
Noncontrolling interest	2,214	2,214
Total equity	505,237	539,910
Total Liabilities and Equity	$963,737	$1,030,768
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Operating Revenues:
Advertising	$141,139	$175,029	$446,391	$499,481
Subscriptions	28,184	27,801	86,751	88,068
Other	20,212	16,814	62,899	56,156
Total operating revenues	189,535	219,644	596,041	643,705
Costs and Expenses:
Employee compensation and benefits	95,581	96,366	292,409	294,229
Programs and program licenses	14,318	14,605	40,332	43,559
Newsprint, press supplies, and other printing costs	10,614	11,658	34,965	38,101
Newspaper distribution	11,623	12,092	35,837	37,625
Other expenses	49,502	50,035	149,629	146,563
Pension expense	2,490	1,980	7,028	5,755
Acquisition and related integration costs	—	—	—	5,826
Separation and restructuring costs	1,290	2,354	3,691	6,420
Total costs and expenses	185,418	189,090	563,891	578,078
Depreciation, Amortization, and Losses (Gains):
Depreciation	10,360	10,359	30,497	31,721
Amortization of intangible assets	1,736	1,777	5,187	5,324
Losses (gains), net on disposal of property, plant and equipment	177	80	140	50
Net depreciation, amortization, and losses (gains)	12,273	12,216	35,824	37,095
Operating (loss) income	(8,156)	18,338	(3,674)	28,532
Interest expense	(2,655)	(3,288)	(7,924)	(9,653)
Miscellaneous, net	(1,087)	(900)	(4,025)	(2,452)
(Loss) income from operations before income taxes	(11,898)	14,150	(15,623)	16,427
(Benefit) provision for income taxes	(3,047)	2,148	(7,286)	3,424
Net (loss) income	(8,851)	12,002	(8,337)	13,003
Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(8,851)	$12,002	$(8,337)	$13,003
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.16)	$0.21	$(0.15)	$0.23
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.16)	$0.21	$(0.15)	$0.22
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net (loss) income	$(8,851)	$12,002	$(8,337)	$13,003
Changes in fair value of derivative, net of tax of $(107), $(214), $299 and $(659)	(177)	(357)	494	(1,099)
Changes in defined benefit pension plans, net of tax of $460, $347, $1,759 and $1,038	1,179	576	3,135	1,728
Total comprehensive (loss) income	(7,849)	12,221	(4,708)	13,632
Less comprehensive (loss) income attributable to noncontrolling interest	—	—	—	—
Total comprehensive (loss) income attributable to the shareholders of The E.W. Scripps Company	$(7,849)	$12,221	$(4,708)	$13,632
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(8,337)	$13,003
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	35,684	37,045
Contract termination fees	—	5,663
Deferred income taxes	(1,770)	6,463
Excess tax benefits of share-based compensation plans	—	(4,320)
Stock and deferred compensation plans	6,092	6,397
Pension expense, net of payments	4,294	3,434
Other changes in certain working capital accounts, net	(13,486)	56,645
Miscellaneous, net	3,458	(52)
Net cash provided by operating activities	25,935	124,278
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15,531)	(14,166)
Purchase of investments	(1,425)	(4,666)
Change in restricted cash	1,800	—
Miscellaneous, net	339	236
Net cash used in investing activities	(14,817)	(18,596)
Cash Flows from Financing Activities:
Payments on long-term debt	(11,925)	(11,925)
Repurchase of Class A Common shares	(69,313)	(23,564)
Proceeds from employee stock options	40,229	12,575
Tax payments related to shares withheld for RSUs	(6,157)	(7,524)
Excess tax benefits from stock compensation plans	—	4,320
Miscellaneous, net	(4,458)	2,215
Net cash used in financing activities	(51,624)	(23,903)
(Decrease) increase in cash and cash equivalents	(40,506)	81,779
Cash and cash equivalents:
Beginning of year	242,642	127,889
End of period	$202,136	$209,668
Supplemental Cash Flow Disclosures
Interest paid	$6,077	$7,090
Income taxes paid	$290	$1,012
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net income	—	—	13,003	—	—	13,003
Changes in defined benefit pension plans	—	—	—	1,728	—	1,728
Changes in fair value of derivative	—	—	—	(1,099)	—	(1,099)
Repurchase 2,478,453 Class A Common shares	(25)	(23,539)	—	—	—	(23,564)
Compensation plans: 3,056,652 net shares issued *	30	11,358	—	—	—	11,388
Excess tax benefits of compensation plans	—	7,400	—	—	—	7,400
As of September 30, 2012	$548	$510,640	$109,108	$(96,919)	$2,480	$525,857

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net loss	—	—	(8,337)	—	—	(8,337)
Changes in defined benefit pension plans	—	—	—	3,135	—	3,135
Changes in fair value of derivative	—	—	—	494	—	494
Repurchase 4,816,228 Class A Common shares	(48)	(52,501)	(16,764)	—	—	(69,313)
Compensation plans: 4,980,097 net shares issued *	50	39,298	—	—	—	39,348
As of September 30, 2013	$557	$504,485	$111,192	$(113,211)	$2,214	$505,237
* Net of tax payments related to shares withheld for vested stock and RSUs of $6,157 in 2013 and $7,524 in 2012.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2012 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.
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
The revenue recognition policies for each source of revenue are described in our 2012 Annual Report on Form 10-K.
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
Share-based compensation costs totaled $1.1 million and $1.5 million for the third quarter of 2013 and 2012, respectively. Year-to-date share-based compensation costs totaled $5.0 million and $6.2 million in 2013 and 2012, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(8,851)	$12,002	$(8,337)	$13,003
Less income allocated to RSUs	—	(496)	—	(617)
Numerator for basic and diluted earnings per share	$(8,851)	$11,506	$(8,337)	$12,386
Denominator
Basic weighted-average shares outstanding	56,177	54,637	56,696	54,852
Effect of dilutive securities:
Stock options held by employees and directors	—	574	—	338
Diluted weighted-average shares outstanding	56,177	55,211	56,696	55,190
Anti-dilutive securities (1)	5,551	4,415	5,551	4,415
(1) Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended and the year-to-date period ended September 30, 2013, we incurred a net loss and the inclusion of unvested stock, RSUs and stock options held by employees and directors would have been anti-dilutive and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income (loss). The update requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount reclassified is required under US GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. The update was effective for us on January 1, 2013. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
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

The income tax provision for interim periods is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations. We review and adjust our estimated effective income tax rate for the full year each quarter based upon our most recent estimates of income (loss) before income tax for the full year and the jurisdictions in which we expect that income will be taxed.

The impact of small changes in our estimated pretax income for the 2013 year significantly impact our estimated effective tax rate for the year. Differences between pretax book and taxable earnings, such as non-deductible expenses and state income taxes, on the effective income tax rate varies significantly as income before income taxes changes. Accordingly, for the nine months ended September 30, 2013, we do not believe we can reasonably estimate our full year effective income tax rate, and as permitted by US GAAP, we have determined our tax benefit for 2013 based upon year-to-date pretax loss and the effect of differences between book and taxable loss.

The effective income tax rate for the nine months ended September 30, 2013 and 2012, was 46.6% and 20.8%, respectively. The primary reason for the difference between these rates and the U.S. Federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and reserves for uncertain tax positions (including interest). We recognized $2.4 million and $3.7 million of previously unrecognized tax benefits in the first nine months of 2013 and 2012, respectively, upon settlement of audits or when the statutes of limitations lapsed in certain tax jurisdictions.

Deferred tax assets totaled $43 million at September 30, 2013. Management believes that it is more likely than not that we will realize the benefits of our Federal deferred tax assets and therefore has not recorded a valuation allowance for our Federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.

During the period ended September 30, 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position as of September 30, 2013. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax return for 2013, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. The amount of unrecognized tax deductions for the period ended September 30, 2013 was approximately $33 million.

4. Restricted Cash

At September 30, 2013 and December 31, 2012, we had $8.2 million and $10.0 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

5. Goodwill and Other Intangible Assets
Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2013	As of December 31, 2012

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	22,304
Other	3,561	3,765
Total carrying amount	104,709	104,913
Accumulated amortization:
Television network affiliation relationships	(8,704)	(5,755)
Customer lists and advertiser relationships	(12,438)	(10,346)
Other	(1,785)	(1,844)
Total accumulated amortization	(22,927)	(17,945)
Net amortizable intangible assets	81,782	86,968
Other indefinite-lived intangible assets — FCC licenses	57,815	57,815
Total other intangible assets	$139,597	$144,783
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total

Gross balance at December 31, 2012	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance as of December 31, 2012	$27,966	$—	$27,966

Gross balance as of September 30, 2013	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance at September 30, 2013	$27,966	$—	$27,966
Estimated amortization expense of intangible assets for each of the next five years is $1.9 million for the remainder of 2013, $6.8 million in 2014, $6.7 million in 2015, $6.7 million in 2016, $4.2 million in 2017, $4.2 million in 2018, and $51.3 million in later years.

6. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2013	As of December 31, 2012

Variable rate credit facility	$—	$—
Term loan	184,175	196,100
Long-term debt	184,175	196,100
Current portion of long-term debt	38,850	15,900
Long-term debt (less current portion)	$145,325	$180,200
Fair value of long-term debt *	$192,700	$196,100
* Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.
We currently have a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement, which expires in December 2016, includes a $212 million term loan and a $100 million revolving credit facility.
The Financing Agreement includes certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios, as defined in the Financing Agreement. We were in compliance with all covenants at September 30, 2013 and December 31, 2012.
Interest is payable at rates based on LIBOR plus a margin based on our leverage ratio ranging from 3.5% to 4.0%. As of September 30, 2013 and December 31, 2012, the interest rate was 3.68% and 3.72%, respectively. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2013, we expect to pay approximately $15 million in the fourth quarter under the excess cash flow provision. The weighted-average interest rate on borrowings was 3.70% and 4.25% for the nine months ended September 30, 2013 and 2012, respectively.
Due to favorable market conditions, we are exploring options to refinance our Financing Agreement which, if completed, would provide more favorable terms.
Scheduled principal payments on long-term debt at September 30, 2013, are: $4.0 million for the remainder of 2013, $26.5 million in 2014, $26.5 million in 2015, and $127.2 million in 2016.
Under the terms of the Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.
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
As of September 30, 2013 and December 31, 2012, we had outstanding letters of credit totaling $0.2 million and $1.1 million, respectively.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments designated as cash flow are shown below.

	As of September 30, 2013			As of December 31, 2012
	Notional	Fair value		Notional	Fair value
(in thousands)	amount	Asset	Liability (1)	amount	Asset	Liability (1)

Derivatives designated as cash flow hedges:
Interest rate swap	$75,000	$—	$825	$75,000	$—	$1,619

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

	Three months ended September 30, 2013
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$(455)	$171	$—

	Three months ended September 30, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$(732)	$161	$—

	Nine months ended September 30, 2013
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$290	$504	$—

	Nine months ended September 30, 2012
(in thousands)	Effective portion recognized in Accumulated OCL, Gain/(Loss)	Reclassified from Accumulated OCL, Gain/(Loss)	Ineffective portion and amount excluded from effectiveness testing Gain/(Loss)

Derivatives designated as cash flow hedges:
Interest rate swap	$(2,121)	$363	$—
8. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as derivatives and cash equivalents. The fair value of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	As of September 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$40,000	$40,000	$—	$—
Interest rate swap	(825)	—	(825)	—

	As of December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$—	$—	$—	$—
Interest rate swap	(1,619)	—	(1,619)	—

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2013	As of December 31, 2012

Employee compensation and benefits	$21,317	$20,596
Liability for pension benefits	112,692	112,556
Liabilities for uncertain tax positions	11,050	12,534
Other	15,733	18,939
Other liabilities (less current portion)	$160,792	$164,625
10. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2013	2012

Other changes in certain working capital accounts, net
Accounts and notes receivable	$2,807	$16,376
Income taxes (receivable) payable, net	(2,251)	27,827
Accounts payable	(6,274)	1,517
Accrued employee compensation and benefits	(5,827)	4,756
Other accrued liabilities	(238)	1,708
Other, net	(1,703)	4,461
Total	$(13,486)	$56,645

12. Employee Benefit Plans
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

The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Service cost	$17	$13	$51	$39
Interest cost	5,976	6,470	17,927	19,410
Expected return on plan assets, net of expenses	(5,371)	(5,641)	(16,113)	(16,924)
Amortization of prior service cost	—	1	—	2
Amortization of actuarial loss	1,060	870	3,182	2,609
Total for defined benefit plans	1,682	1,713	5,047	5,136
Multi-employer plans	95	119	326	353
SERP	808	268	1,981	620
Defined contribution plans	2,341	2,625	8,627	8,054
Net periodic benefit cost	$4,926	$4,725	$15,981	$14,163

We contributed $2.6 million to fund current benefit payments for our SERP during the first nine months of 2013. We anticipate contributing an additional $0.2 million to fund the SERP’s benefit payments during the remainder of 2013. We contributed $0.1 million to our defined benefit plans during the first nine months of 2013.

A settlement charge of $0.5 million was recorded for the third quarter of 2013 and $1.1 million for the nine months ended September 30, 2013 for our SERP plan. We remeasured our SERP liability in the second quarter of 2013 in accordance with US GAAP, reflecting the settlement of a significant portion of the plan's obligations. The actuarial assumptions used to remeasure the plan liability were substantially the same as those used in the December 31, 2012 measurement, except for an increase in the discount rate to 5%. Our discount rate is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching the expected benefit payments of the SERP. The remeasurement reduced our pension liabilities and accumulated comprehensive loss by $3.3 million.

13. Segment Information
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Television includes 10 ABC affiliates, three NBC affiliates, one independent station that we operate as a duopoly with our Kansas City NBC affiliate and five Azteca affiliates. Our television stations reach approximately 13% of the nation’s households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
Our newspaper business segment includes daily and community newspapers in 13 markets in the US. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and from the sale of newspaper subscriptions to readers.
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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Segment operating revenues:
Television	$99,289	$125,329	$307,548	$341,983
Newspapers	88,346	92,390	281,286	293,949
Syndication and other	1,900	1,925	7,207	7,773
Total operating revenues	$189,535	$219,644	$596,041	$643,705
Segment profit (loss):
Television	$18,921	$41,835	$65,945	$94,627
Newspapers	3,038	4,249	14,857	15,980
Syndication and other	(177)	(620)	(145)	(212)
Shared services and corporate	(13,885)	(10,576)	(37,788)	(26,767)
Depreciation and amortization of intangibles	(12,096)	(12,136)	(35,684)	(37,045)
(Losses) gains, net on disposal of property, plant and equipment	(177)	(80)	(140)	(50)
Pension expense	(2,490)	(1,980)	(7,028)	(5,755)
Interest expense	(2,655)	(3,288)	(7,924)	(9,653)
Acquisition and related integration costs	—	—	—	(5,826)
Separation and restructuring costs	(1,290)	(2,354)	(3,691)	(6,420)
Miscellaneous, net	(1,087)	(900)	(4,025)	(2,452)
(Loss) income from operations before income taxes	$(11,898)	$14,150	$(15,623)	$16,427
Depreciation:
Television	$5,751	$5,645	$16,958	$17,034
Newspapers	4,015	4,464	12,132	13,937
Syndication and other	20	12	58	36
Shared services and corporate	574	238	1,349	714
Total depreciation	$10,360	$10,359	$30,497	$31,721
Amortization of intangibles:
Television	$1,599	$1,612	$4,778	$4,801
Newspapers	137	165	409	523
Total amortization of intangibles	$1,736	$1,777	$5,187	$5,324
Additions to property, plant and equipment:
Television	$2,169	$4,716	$7,325	$9,267
Newspapers	285	357	1,746	1,283
Syndication and other	—	126	—	126
Shared services and corporate	908	2,882	6,460	3,490
Total additions to property, plant and equipment	$3,362	$8,081	$15,531	$14,166
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
Under the terms of the Tax Allocation Agreement we receive any tax deductions for share-based compensation awards held by our employees in SNI. Year-to-date tax deductions resulting from the exercise of those awards for 2013 and 2012 totaled approximately $11.4 million and $15.8 million, respectively. At September 30, 2013, our employees held options on approximately 0.5 million SNI shares, which expire through 2015.
15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting Shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $69.3 million of shares at prices ranging from $10.83 to $17.94 per share during 2013.
Information about options outstanding and options exercisable by year of grant as of September 30, 2013 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2003 – expire in 2013	10	0.13	1,969	$9.90	$—
2004 – expire in 2014	10-11	0.50	256,187	10.57	2.0
2005 – expire in 2013	10-11	1.37	54,129	10.77	0.4
2006 – expire in 2014	10-11	0.48	280,894	10.34	2.2
2007 – expire in 2015	9-10	1.41	1,164,836	10.36	9.3
2008 – expire in 2016	7-10	2.50	2,184,742	8.71	21.1
Total	7-11	1.88	3,942,757	$9.46	$35.0

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended September 30, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2013	$(338)	$(114,232)	$357	$(114,213)
Other comprehensive income before reclassifications	(284)	—	—	(284)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $64	107	—	—	107
Actuarial loss (b), net of tax of $460	—	1,179	—	1,179
Net current-period other comprehensive income (loss)	(177)	1,179	—	1,002
Ending balance, September 30, 2013	$(515)	$(113,053)	$357	$(113,211)

	Nine Months Ended September 30, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive income before reclassifications	180	—	—	180
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $190	314	—	—	314
Actuarial loss (b), net of tax of $1,759	—	3,135	—	3,135
Net current-period other comprehensive income	494	3,135	—	3,629
Ending balance, September 30, 2013	$(515)	$(113,053)	$357	$(113,211)

(a) Included in interest expense on the Statement of Operations
(b) Included in pension expense on the Statement of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The E. W. Scripps Company ("Scripps") is a diverse media company with interests in television stations and newspaper publishing. The Company's portfolio of media properties includes: 19 television stations, including 10 ABC-affiliated stations, three NBC affiliates, one independent station that we operate as a duopoly with our Kansas City NBC affiliate and five Azteca affiliates; daily and community newspapers in 13 markets; syndication of news features and comics; and the Washington-based Scripps Howard News Service.
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

Our emphasis on positioning our television stations in their markets to be leaders in local news continues to show strong results. In the July 2013 ratings, eight of our stations finished first or second in key adult demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Eleven of our 13 major network-affiliated stations improved their percentage of local news viewing in at least one of these time periods over the same time in July 2012. Four stations improved their market rank in at least one newscast in July. Our Denver and Phoenix television stations won coveted Peabody awards in 2013. We believe our emphasis on being the local news leader in our markets will drive stronger operating results.

We continued to see strong results from our programming strategy, lessening our reliance on purchased syndicated shows. We have two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — with one or both being aired during the access period between evening news and prime time in eight of our markets. We have the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire. We have recently signed a deal to syndicate Let's Ask America in markets nationwide. We are also a partner in another original show called RightThisMinute, a daily news and entertainment program that airs on 12 of our stations.

In our newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription model in our Memphis and Treasure Coast newspaper markets. At the end of the third quarter, all of our newspaper markets had rolled out this model. Under our bundled model, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. We expect to realize the financial benefits of the bundled subscription model in future periods as subscriptions renew.

We continue our investment in our digital initiatives. We are hiring and developing digital-only sales personnel, streamlining digital sales processes and creating digital content. We expect these investments to drive digital revenue growth in each of our divisions. We have hired 81 digital-only sales resources so far this year and expect to have approximately 100 on board by the end of 2013.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, long-lived assets, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no significant changes in those accounting policies or other significant accounting policies.
Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income (loss). The update requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount reclassified is required under US GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. The update was effective for us on January 1, 2013. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.
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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Operating revenues	$189,535	(13.7)%	$219,644	$596,041	(7.4)%	$643,705
Employee compensation and benefits	(95,581)	(0.8)%	(96,366)	(292,409)	(0.6)%	(294,229)
Programs and program licenses	(14,318)	(2.0)%	(14,605)	(40,332)	(7.4)%	(43,559)
Newsprint, press supplies, and other printing costs	(10,614)	(9.0)%	(11,658)	(34,965)	(8.2)%	(38,101)
Newspaper distribution	(11,623)	(3.9)%	(12,092)	(35,837)	(4.8)%	(37,625)
Other expenses	(49,502)	(1.1)%	(50,035)	(149,629)	2.1%	(146,563)
Pension expense	(2,490)	25.8%	(1,980)	(7,028)	22.1%	(5,755)
Acquisition and related integration costs	—		—	—		(5,826)
Separation and restructuring costs	(1,290)		(2,354)	(3,691)		(6,420)
Depreciation and amortization of intangibles	(12,096)		(12,136)	(35,684)		(37,045)
(Losses) gains, net on disposal of property, plant and equipment	(177)		(80)	(140)		(50)
Operating (loss) income	(8,156)		18,338	(3,674)		28,532
Interest expense	(2,655)		(3,288)	(7,924)		(9,653)
Miscellaneous, net	(1,087)		(900)	(4,025)		(2,452)
(Loss) income from operations before income taxes	(11,898)		14,150	(15,623)		16,427
Benefit (provision) for income taxes	3,047		(2,148)	7,286		(3,424)
Net (loss) income	(8,851)		12,002	(8,337)		13,003
Net (loss) income attributable to noncontrolling interests	—		—	—		—
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(8,851)		$12,002	$(8,337)		$13,003

Operating revenues decreased 13.7% in the third quarter of 2013 compared to 2012 and 7.4% for the first nine months of 2013 compared to prior year. The expected decline in political advertising in an off-political year and continued secular declines in print advertising led to the decline. Political advertising revenues decreased $32.9 million and $47.7 million for the third quarter and nine months ended September 30, 2013, respectively. Newspaper revenues decreased approximately 4% for the three and nine months ended September 30, 2013, or$4.0 million and $12.7 million, respectively. These declines were partially offset by a 40% increase, or $3.0 million, and a 36% increase, or $8.3 million, in retransmission revenues for the three months and year-to-date period ended September 30, 2013, respectively, and a $1.9 million year-to-date increase in digital marketing services.

Employee compensation and benefits decreased approximately 1% in the 2013 third quarter and year-to-date period. Newspaper division employees decreased by approximately 130, or 5%, from 2012. Incentive compensation in the third quarter of 2013 was $2.2 million less than the prior year quarter and was $6.1 million less for the first nine months of 2013 compared to 2012, due to lower operating results. Employee compensation and benefits associated with supporting our digital initiatives increased year-to-date costs by approximately $6.5 million.

Programs and program licenses decreased by 2.0% for the 2013 third quarter and 7.4% for the nine months ended September 30, 2013, primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $1.0 million and $4.1 million for the third quarter of 2013 and the nine months ended September 30, 2013, respectively. In the third quarter of 2012 we replaced some of the syndicated programming that seven of our stations air in the access time period between evening news and prime time with programming we produce internally or in partnership with others. In the third quarter of 2013, we replaced some of the syndicated programming on one additional station. The decrease in syndicated programming costs was partially offset by an increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Newsprint, press supplies and other printing costs declined by 9.0% and 8.2% for the third quarter of 2013 and the nine months ended September 30, 2013, respectively, primarily due to lower expenditures for newsprint. Average newsprint prices decreased 6% and newsprint consumption decreased almost 6% for the nine months ended September 30, 2013.

Distribution costs decreased by 3.9% in the third quarter of 2013 compared to the third quarter of 2012 and 4.8% for the nine months ended September 30, 2013, compared to the prior year as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expense is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Facilities rent and maintenance	$9,974	(6.5)%	$10,668	$29,835	(4.6)%	$31,273
Purchased news and content	3,576	(8.5)%	3,910	11,284	(6.5)%	12,063
Marketing and promotion	3,595	(17.2)%	4,341	12,500	10.6%	11,302
Miscellaneous costs	32,357	4.0%	31,116	96,010	4.4%	91,925
Total other expenses	$49,502	(1.1)%	$50,035	$149,629	2.1%	$146,563

Marketing and promotion costs in the third quarter of 2012 included costs to promote the 2012 launch of our two original shows in seven of our television markets. Marketing and promotion costs increased for the nine months ended September 30, 2013, primarily due to campaigns to support the launch of our bundled subscription offerings in our newspaper markets. Miscellaneous costs increased primarily from costs to support our digital initiatives.

Acquisition and related integration costs for the nine months ended 2012 include a $5.7 million non-cash charge associated with the cancellation of a contract with the national advertising firm that represented the McGraw-Hill stations that were acquired.

Interest expense decreased in 2013 due to lower debt levels and a decline in our borrowing rate.

The effective income tax rate for continuing operations was 46.6% and 20.8% for the nine months ended September 30, 2013 and 2012, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2013 and 2012 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $2.4 million of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions. In the third quarter of 2012, we recognized $3.7 million of previously unrecognized tax benefits upon the lapse of the statutes of limitations in certain jurisdictions.

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
Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Generally, our corporate executives make financing, tax structure and divestiture decisions. Excluding these items from measurement of our business segment performance enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those business segments in the current period.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Segment operating revenues:
Television	$99,289	(20.8)%	$125,329	$307,548	(10.1)%	$341,983
Newspapers	88,346	(4.4)%	92,390	281,286	(4.3)%	293,949
Syndication and other	1,900	(1.3)%	1,925	7,207	(7.3)%	7,773
Total operating revenues	$189,535	(13.7)%	$219,644	$596,041	(7.4)%	$643,705
Segment profit (loss):
Television	$18,921	(54.8)%	$41,835	$65,945	(30.3)%	$94,627
Newspapers	3,038	(28.5)%	4,249	14,857	(7.0)%	15,980
Syndication and other	(177)	(71.5)%	(620)	(145)	(31.6)%	(212)
Shared services and corporate	(13,885)	31.3%	(10,576)	(37,788)	41.2%	(26,767)
Depreciation and amortization of intangibles	(12,096)		(12,136)	(35,684)		(37,045)
(Losses) gains, net on disposal of property, plant and equipment	(177)		(80)	(140)		(50)
Pension expense	(2,490)		(1,980)	(7,028)		(5,755)
Interest expense	(2,655)		(3,288)	(7,924)		(9,653)
Acquisition and related integration costs	—		—	—		(5,826)
Separation and restructuring costs	(1,290)		(2,354)	(3,691)		(6,420)
Miscellaneous, net	(1,087)		(900)	(4,025)		(2,452)
(Loss) income from operations before income taxes	$(11,898)		$14,150	$(15,623)		$16,427

Television — Television includes 10 ABC-affiliated stations, three NBC-affiliated stations, one independent station that we operate as a duopoly with our Kansas City NBC affiliate and five Azteca affiliates. Our television stations reach approximately 13% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
The operating performance of our television group is most affected by the local and national economic conditions, particularly conditions within the automotive, services and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for television were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Segment operating revenues:
Local	$54,581	5.0%	$51,983	$169,390	0.4%	$168,660
National	27,388	5.4%	25,991	86,780	4.3%	83,165
Political	1,038		33,919	2,142		49,816
Digital	4,279	6.1%	4,034	12,110	13.6%	10,658
Retransmission	10,403	40.4%	7,410	31,345	36.2%	23,009
Other	1,600	(19.7)%	1,992	5,781	(13.4)%	6,675
Total operating revenues	99,289	(20.8)%	125,329	307,548	(10.1)%	341,983
Segment costs and expenses:
Employee compensation and benefits	43,949	(2.4)%	45,013	133,648	(0.7)%	134,583
Programs and program licenses	14,318	(2.0)%	14,605	40,332	(7.4)%	43,559
Other expenses	22,101	(7.4)%	23,876	67,623	(2.3)%	69,214
Total costs and expenses	80,368	(3.7)%	83,494	241,603	(2.3)%	247,356
Segment profit	$18,921	(54.8)%	$41,835	$65,945	(30.3)%	$94,627
Revenues

Total television revenues decreased 20.8% in the third quarter of 2013 primarily due to expected declines in political advertising in this off-election year. The prior year included $36 million combined of political advertising as well as incremental revenue from airing the 2012 Olympics on our three NBC-affiliated stations. As is common during election cycles, the influx of political advertising displaces certain traditional adverting. For the nine months ended September 30, 2013, revenues decreased by 10.1%.

Retransmission revenues increased 40.4% for the third quarter of 2013, or $3.0 million, and 36.2% or $8.3 million, for the nine months ended September 30, 2013, due to increases in the amounts we receive from our agreement with Scripps Networks. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable and satellite system operators and the Company's cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable and satellite system operators. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

Digital revenues for 2013 increased 6.1% or $0.2 million for the third quarter and 13.6% or $1.5 million for the nine months ended September 30, 2013, as we continued our focus on increasing digital advertising revenues.

Costs and expenses

Total costs and expenses decreased 3.7% for the quarter and 2.3% year-over-year, primarily due to the decline in program and program license costs and a $2.2 million decrease in year-to-date incentive compensation expense.

Programs and program licenses decreased by 2.0% for the 2013 third quarter and 7.4% for the nine months ended September 30, 2013, primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $1.0 million and $4.1 million for the third quarter of 2013 and the nine months ended September 30, 2013, respectively. In the third quarter of 2012 we replaced some of the syndicated programming that seven of our stations air in the access time period between evening news and prime time with programming we produce internally or in partnership with others. In the third quarter of 2013, we replaced some of the syndicated programming on one additional station. The decrease in syndicated programming costs was partially off-set by an increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Other expenses decreased by 7.4% and 2.3% for the 2013 third quarter and for the nine months ended September 30, 2013, respectively. The decrease was primarily driven by lower marketing and promotion costs. In 2012, we incurred marketing and promotion costs to promote the launch our two new programs in seven of our television markets.
Newspapers — We operate daily and community newspapers in 13 markets in the US. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and from the sale of newspapers to readers. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of each newspaper’s operating revenues, and employee, distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by local and national economic conditions, particularly within the retail, labor, housing and automotive markets, as well as newsprint prices.
Operating results for our newspaper business were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	Change	2012	2013	Change	2012

Segment operating revenues:
Local	$16,467	(5.6)%	$17,452	$55,219	(3.4)%	$57,174
Classified	16,174	(10.8)%	18,126	51,456	(10.5)%	57,521
National	1,449	(24.5)%	1,919	5,429	(17.9)%	6,614
Preprint and other	14,634	(8.3)%	15,952	46,869	(4.8)%	49,216
Digital advertising and marketing services	6,342	(1.8)%	6,459	19,935	2.5%	19,449
Advertising and marketing services	55,066	(8.1)%	59,908	178,908	(5.8)%	189,974
Subscriptions	28,184	1.4%	27,801	86,751	(1.5)%	88,068
Other	5,096	8.9%	4,681	15,627	(1.8)%	15,907
Total operating revenues	88,346	(4.4)%	92,390	281,286	(4.3)%	293,949
Segment costs and expenses:
Employee compensation and benefits	40,029	(4.8)%	42,064	124,199	(6.2)%	132,338
Newsprint, press supplies, and other printing costs	10,614	(9.0)%	11,658	34,965	(8.2)%	38,101
Distribution	11,623	(3.9)%	12,092	35,837	(4.8)%	37,625
Other expenses	23,042	3.2%	22,327	71,428	2.2%	69,905
Total costs and expenses	85,308	(3.2)%	88,141	266,429	(4.2)%	277,969
Segment profit	$3,038	(28.5)%	$4,249	$14,857	(7.0)%	$15,980

Revenues

Advertising and marketing services revenues decreased 8.1% for the 2013 third quarter and 5.8% for the nine months ended September 30, 2013, primarily as a result of continued secular changes in the demand for print advertising. Automotive and employment classified advertising and national advertising remained particularly weak.

Digital advertising and marketing services include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. Pure-play digital advertising and marketing services, which excludes digital advertising tied to print, increased 6.5% in the third quarter of 2013.

Subscriptions include fees paid by readers for access to our content in print and digital formats. We completed the launch of our bundled subscription model in the third quarter. Under our bundled offerings, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. Subscription revenue increased in the third quarter by 1.4%, the first year-over-year increase since the fourth quarter of 2010. The increase was driven by the rollout of our bundled subscription model and increases in single copy prices. However, year-to-date subscription revenue decreased 1.5% compared to 2012 as a result of declines in circulation net paid levels. We expect to continue to see gains in subscription revenues in the coming quarters from our new subscription model.

Other operating revenues, including commercial printing and distribution services, increased by $0.4 million for the third quarter and decreased $0.3 million for the nine months ended September 30, 2013.

Costs and expenses

Employee compensation and benefits decreased primarily due to lower employment levels year over year. We had approximately 5% fewer employees in 2013 as compared to 2012.

Newsprint, press supplies and other printing costs declined by 9.0% and 8.2% for the third quarter of 2013 and the nine months ended September 30, 2013, respectively, primarily due to lower expenditures for newsprint. Average newsprint prices decreased 6% and newsprint consumption decreased almost 6% for the nine months ended September 30, 2013.

Distribution costs decreased by 3.9% in the third quarter of 2013 compared to the third quarter of 2012 and 4.8% for the nine months ended September 30, 2013 as compared to the prior year as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by 3.2% for the 2013 quarter and 2.2% for the nine months ended September 30, 2013, primarily due to a $2 million year-to-date increase in marketing and promotion to support the launch of our bundled subscription offerings.

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

Shared services and corporate expenses were $13.9 million in the third quarter of 2013 and $10.6 million in the third quarter of 2012. For the nine months ended September 30, 2013 shared services and corporate expenses were $37.8 million and for the nine months ended September 30, 2012, they were $26.8 million. Costs to hire and develop digital-only sales personnel, streamline the digital sales processes, and create digital content that were not allocated to our newspaper and television divisions totaled $3.7 million in the third quarter of 2013 and $10.0 million for the nine months ended September 30, 2013. We have hired 81 digital-only sales resources so far this year and expect to have approximately 100 on board by the end of 2013.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(8,337)	$13,003
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	35,684	37,045
Contract termination fees	—	5,663
Deferred income taxes	(1,770)	6,463
Excess tax benefits of share-based compensation plans	—	(4,320)
Stock and deferred compensation plans	6,092	6,397
Pension expense, net of payments	4,294	3,434
Other changes in certain working capital accounts, net	(13,486)	56,645
Miscellaneous, net	3,458	(52)
Net cash provided by operating activities	$25,935	$124,278

The $99 million decrease in cash provided by operating activities was primarily attributable to changes in working capital in each of the periods and lower segment profit in 2013 compared to 2012. The primary factors affecting changes in working capital are described below.

•	Accounts receivable collections decreased $19.2 million in 2013 primarily due to the high level of political advertising in the fourth quarter of 2012.

•	We received $25 million in 2012 for refunds of prior year taxes from the carryback of our 2011 net operating loss, increasing our cash flow from operations.

•	Income tax benefits recognized in 2013 of $3.8 million will not be received until we carryback our net operating loss against our 2012 tax returns.

•
The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, decreased working capital by $9.3 million in 2013 and increased working capital by $1.2 million in 2012.

Investing activities

Cash used in investing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15,531)	(14,166)
Purchase of investments	(1,425)	(4,666)
Change in restricted cash	1,800	—
Miscellaneous, net	339	236
Net cash used in investing activities	$(14,817)	$(18,596)

In 2013 and 2012 we used $14.8 million and $18.6 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•
In 2013, we increased our capital expenditures by $1.4 million primarily due to increased investment in our digital operations. We expect total capital expenditures for the remainder of 2013 to be approximately $5 million.

•
In 2013, our restricted cash decreased by $1.8 million due to a reduction in cash held by our insurance carrier to secure payment of claims under our casualty insurance program. The cash is held as collateral in lieu of a stand-by letter of credit.

Financing activities
Cash used in financing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012

Cash Flows from Financing Activities:
Payments on long-term debt	$(11,925)	$(11,925)
Repurchase of Class A Common shares	(69,313)	(23,564)
Proceeds from employee stock options	40,229	12,575
Tax payments related to shares withheld for RSUs	(6,157)	(7,524)
Excess tax benefits from stock compensation plans	—	4,320
Miscellaneous, net	(4,458)	2,215
Net cash used in financing activities	$(51,624)	$(23,903)

In 2013 and 2012 we used cash for financing activities of $51.6 million and $23.9 million, respectively. The primary factors affecting our financing activities for the years are described below.
We currently have a $312 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement, which expires in December 2016, includes a $212 million term loan and a $100 million revolving credit facility. There were no borrowings under our revolving credit agreement in 2013 and 2012. In the first nine months of 2013 and 2012 we made $12 million in scheduled principal payments on our term loan. Scheduled principal payments on the term loan total $23.9 million in the next 12 months. Under the terms of our current loan agreement, we currently expect to make an additional principal payment of approximately $15 million in the fourth quarter as part of a requirement to make an additional principal payment based on a definition of excess cash flow.

Due to favorable market conditions, we are exploring options to refinance our existing Financing Agreement. We are in the process of negotiating a new $275 million loan agreement which would include a $200 million term loan and a $75 million revolving line of credit. If completed as expected, the term loan would have annual principal payments of $2 million, with the unpaid balance due in seven years. The new loan agreement would have more favorable interest rates, as well as increased flexibility for investments, acquisitions and restricted payments. If completed, we would expect to write-off up to $7 million of unamortized loans fees associated with current Financing Agreement.
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. We repurchased $69.3 million of shares under this authorization in 2013. Under a previous authorization, we repurchased $23.6 million of shares in 2012.

In 2013, we received $40.2 million of proceeds from the exercise of employee stock options compared to $12.6 million in 2012. The number of options being exercised has increased as our share price has moved above the exercise prices and the outstanding options near their expiration date. As of December 31, 2012, our employees held options to purchase 8.0 million shares. Our employees currently hold options to purchase 3.9 million shares at exercise prices between $6.63 and $11.28 per share. The weighted average exercise price of outstanding options, all of which are exercisable, was $9.46 at September 30, 2013.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.2 million in the remainder of 2013 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2013		As of December 31, 2012
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	184,175	192,700	196,100	196,100
Total long-term debt including current portion	$184,175	$192,700	$196,100	$196,100

Interest rate swap	$825	$825	$1,619	$1,619

Financial instruments subject to market value risk:
Investments held at cost	$14,604	(a)	$15,242	(a)

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