Form 10-K
period 2013-12-31
SCRIPPS E W CO /DE
filed 2014-03-04
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $15.58 per share closing price for such stock on June 28, 2013, was approximately $482,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2014, there were 44,212,605 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2014 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2013

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
We are a diverse, 135-year-old media enterprise with interests in television stations, newspapers, and local and national digital media sites. Our mission is to do well by doing good – providing value to customers, employees and owners by informing, engaging and empowering the communities we serve. We serve audiences and businesses through a growing portfolio of television, print and digital media brands. We own 19 local television stations, as well as daily newspapers in 13 markets across the United States. We also run an expanding collection of local and national digital journalism and information businesses including digital video news service Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Founded in 1879, we are focused on the stories of tomorrow. For a full listing of our media companies and their associated Web sites, visit http://www.scripps.com.

At the beginning of 2011, we signaled our commitment to developing our local digital media business by combining all of our digital initiatives into a single organization. Under the direction of our digital leadership, working closely with the leadership of both of our divisions, this focus is beginning to deliver long-term financial benefits as we find new and efficient platforms for bringing together advertisers and audiences. Under this structure, our digital media group develops products and offerings that enable our television stations and newspapers to provide unique and compelling content through the Web, on tablets and smartphones. The digital group also develops content and applications specifically for digital platforms to make the user experience unique. Our digital group drives the coordinated local and national digital sales efforts for our television and newspaper divisions.

Beginning in 2013, we expanded our digital sales force in many of our markets. We believe that a broad deployment of additional sales resources supporting our digital initiatives will allow us to take advantage of opportunities in the digital space. In 2013, we hired 107 digital-only sales professionals for our television and newspaper segments and expect to hire an additional 50 in 2014.

On January 1, 2014, we acquired Media Convergence Group which operates as Newsy, a digital video news provider, for $35 million in cash. Newsy adds a new dimension to our video news strategy with a multi-source, multi-platform approach to storytelling, specifically geared for digital audiences.

In February 2014, we agreed to acquire two television stations owned by Granite Broadcasting Corporation for $110 million in cash. The acquisition includes an ABC-affiliated station and a MyNetworkTV affiliate, which will be operated as a duopoly with our Detroit ABC affiliate. We expect this acquisition to close in the first half of 2014.
On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting Company, Inc., for $212 million in cash, plus a working capital adjustment of $4.4 million. The acquisition included four ABC-affiliated television stations, as well as five Azteca America Spanish-language affiliates.
In the first quarter of 2011, we entered into a five-year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal provides editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement, Scripps receives a fixed fee from Universal and continues to own certain copyrights and control the licenses for those properties and manages the business relationships with the creative talent that produces those comics and features.
In the fourth quarter of 2009, we began a review of our strategic options for United Media Licensing, the character licensing operation of United Media, which resulted in the sale of United Media Licensing to Iconix Brand Group for $175 million in cash in the second quarter of 2010. The sale also included certain intellectual property including the rights to syndicate the Peanuts and Dilbert comic strips.
After an unsuccessful search for a buyer, we closed the Rocky Mountain News after it published its final edition on February 27, 2009.
Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements of this Form 10-K.

Television
Scripps has operated broadcast television stations since 1947, when it launched Ohio’s first television station, WEWS-TV in Cleveland. Today, our television station group reaches approximately 13% of the nation’s households and includes 10 ABC affiliates, three NBC affiliates, one independent station that we operate as a duopoly with our Kansas City NBC affiliate and five Azteca America affiliates.
We produce high quality news and information content that informs and engages local and national communities. We distribute our content to four platforms — broadcast, Web, smartphones and tablets. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional broadcast television boundaries.
Our digital sites offer comprehensive local news and information and user-generated content. We continue to enhance our online and digital services, using features such as long-form text articles, in addition to streaming video and audio, to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our digital platforms and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build our audiences. We have embraced mobile technology by offering our products on apps available on the Apple, Android, Kindle Fire and Windows 8 platforms.
We continue to invest in platforms for digital technology including smartphone and tablet applications for mobile delivery of our news and information content. Currently, our stations in Cincinnati, Detroit, Kansas City, Phoenix, Tampa, Tulsa, and West Palm Beach are broadcasting a mobile signal from their towers. We also are working with Mobile Content Venture, of which we are a charter member, to further exploit the potential of mobile broadcasting in our markets.
We believe that the most critical component of our product mix is compelling news content, which is an important link to the community and aids our stations' efforts to expand viewership. In addition, local news programming can provide access to advertising sources specifically to local news viewers. We have trained employees in our news departments to be multi-media journalists, allowing us to pursue a “hyper-local” strategy by having more reporters covering local news for our over-the-air and digital platforms. In 2013, a number of our television stations earned media industry awards, including the Edward R. Murrow Award, George Foster Peabody Award, Alfred I. duPont-Columbia Award, and the Scripps Howard Foundation Award.
In our non-news hours, our television stations also broadcast network programming, syndicated programming and internally produced programming. Some of the Scripps-owned programming that we broadcast on our television stations offers viewers an interactive experience. In 2012, we began a strategy to rely less on expensive syndicated programming and develop our own programming. In September 2012, we launched two original shows — a new game show called Let's Ask America and a nightly infotainment magazine called The List — aired during the access period between evening news and prime time. One or both of these shows have been launched in the access hour just before prime time in eight of our markets, with the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire. Let's Ask America and The List were developed internally or in partnership with others and replaced expensive syndicated content. We believe this strategy has the potential to improve our television division's financial performance for years to come. We also air RightThisMinute, another program owned in partnership with others, in the majority of our markets. In the upcoming years, we will look to further expand our strategy of internally developed programming with additional new programming.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Rank of Market (1)	Stations in Market (2)	Station Rank in Market (3)	Percentage of U.S. Television Households in Mrk (4)	Average Audience Share (5)

WXYZ-TV	Detroit, Ch. 7	ABC/41	2015	2013 (6)	11	9	1	1.6%	11
KNXV-TV	Phoenix, Ch. 15	ABC/15	2015	2014	12	13	4	1.6%	5
WFTS-TV	Tampa, Ch. 28	ABC/29	2015	2013 (6)	14	12	3	1.6%	6
KMGH-TV	Denver, Ch. 7	ABC/7	2014	2014	17	11	3	1.4%	7
WEWS-TV	Cleveland, Ch. 5	ABC/15	2015	2013 (6)	19	8	3	1.3%	8
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2014	2013 (6)	26	9	3T	0.9%	6
WMAR-TV	Baltimore, Ch. 2	ABC/38	2015	2012 (6)	27	6	4	0.9%	4
KGTV-TV	San Diego, Ch. 10	ABC/10	2014	2014	28	11	3	0.9%	5
KSHB-TV	Kansas City, Ch. 41	NBC/42	2015	2014	31	8	4	0.9%	7
KMCI-TV	Lawrence, Ch. 38	Ind./41	N/A	2014	31	8	6T	0.8%	2
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2015	2021	35	5	3	0.8%	8
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2015	2013 (6)	38	7	1	0.7%	10
KJRH-TV	Tulsa, Ch. 2	NBC/8	2015	2014	60	10	3	0.5%	7
KERO-TV	Bakersfield, Ch. 23	ABC/10	2014	2014	127	4	3	0.2%	6
All market and audience data is based on the November 2013 Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and lower-power stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. M-SU, as a percentage of total viewing households in the Designated Market Area.

(6)	Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application.

Historically, we have been successful in renewing our expiring FCC licenses.
We also operate five low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish-language programming. The stations are clustered around our California and Denver stations.

Revenue cycles and sources

Broadcast Advertising

We sell advertising to local, national and political customers. The sale of local, national and political commercial spots accounted for approximately 84% of the television segment’s revenues in 2013. Pricing of advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

Cyclical factors influence revenues from our core advertising categories. Some of the cycles are periodic and known well in advance, such as election campaign seasons and special programming events like the Olympics or the Super Bowl. For example, our NBC affiliates benefited from incremental advertising demand from the coverage of the 2012 Summer Olympics. Economic cycles are less predictable and beyond our control.

Advertising revenues increase significantly during even-numbered years when local, state and federal elections occur.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 10% of of television segment operating revenues in 2013. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive is typically based on the number of subscribers the MVPD has in our local market. There are approximately 14.5 million subscribers in our markets. When we have renewed retransmission consent agreements, they have generally been at higher rates and for a three-year term.

Prior to the spin off in 2008 of Scripps Networks Interactive (SNI), we granted retransmission rights to MVPDs in exchange for carriage of cable networks. Pursuant to an agreement entered into as part of the spin off, SNI pays us an annual fee for carriage of our broadcast signals by certain MVPDs, including Comcast and Time Warner Cable. Our agreement with Comcast expires at the end of 2019 and with Time Warner at the end of 2015.

The number of our subscribers covered by agreements expiring in future years is as follows: 5.6 million in 2014, 3.0 million in 2015, 3.4 million in 2016, 0.1 million in 2017 and 2.6 million in 2019.

Digital Revenues

We sell advertising across all of our digital platforms. Digital advertising provided approximately 4% of our television segment operating revenues in 2013. Digital advertising includes fixed duration campaigns whereby, for a fee, a banner, text or other advertisement appears for a specified period of time; impression-based campaigns where the fee is based upon the number of times the advertisement appears in digital pages viewed by a user; and click-through campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. We utilize a variety of audience-extension programs to enhance the reach of our Web sites and garner a larger share of local advertising dollars that are spent online. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.

We are also exploring a subscription model for our television station Web sites. In late 2013, we launched in-depth news content features on the Web site of our Cincinnati station, WCPO. In 2014, we began charging the users of the WCPO Web site a subscription fee to access premium content. Based on the success of the WCPO subscription model, we will consider launching similar models in additional television markets in future years.

Other

In addition to selling commercials during our programming, we also offer marketing opportunities for our business customers, including sponsorships and community events.

Expenses
Employee costs accounted for 55% of segment costs and expenses in 2013.
We have been centralizing certain functions at company-owned hubs that do not require a presence in the local markets, enabling each of our stations to focus local resources on the creation of content and revenue-producing activities.

Programming costs, which include syndicated programming, shows produced for us or in partnership with others, and network affiliation fees, were 17% of total segment costs and expenses in 2013. Consistent with the industry trend, our ABC and NBC network-affiliated stations pay the networks for the programming that is supplied to us in various dayparts. Our network affiliation agreements also require us to pay a portion of retransmission revenues above a threshold to the network.

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

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee's performance. Renewal applications for stations WMAR-TV, WFTS-TV, and WPTV-TV were filed in 2012, and remain pending. Renewal applications for stations WRTV-TV, WCPO-TV, WEWS-TV, WXYZ-TV, KSHB-TV, and KMGH-TV were filed during 2013, and station WCPO-TV was granted renewal. Renewal applications for our other full-power stations will be due in 2014. While there can be no assurance regarding the renewal of our broadcast television licenses and — as is the case with many network-affiliated stations — some of our stations’ renewal applications remain pending due to unresolved complaints at the FCC about alleged indecent programming (see discussion below), we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the ownership of television stations and other media. Under the FCC's current rules, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning or controlling more than one television station, or in some markets under certain conditions, more than two television stations in the same market (the “television duopoly rule”), or (ii) the grant of the license would result in the applicant's owning or controlling television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community, but the scope of this restriction has varied in recent years. A 2007 FCC order slightly relaxing the restriction was first stayed by a reviewing court, then permitted to take effect, and then overturned by that court. In accord with its statutory obligation to revisit its multiple ownership rules every four years, the FCC in 2010 initiated a broad new ownership rulemaking looking toward, among other things, again relaxing the newspaper-broadcast cross ownership limits. However, the FCC now may initiate a new review of all these rules in 2014, without taking action based on the existing record. When the FCC does address the existing newspaper-broadcast rule, an expected change in the manner of measuring the rule's geographic scope could bring the Company's Treasure Coast newspapers and nearby station WPTV-TV within the rule's terms, but the FCC in the past has permitted the continuation of such preexisting relationships after a rule change. In addition, the FCC is considering whether to impose the television duopoly rule's ownership restrictions on independent stations within a market that have agreed to share news or other program production or to engage in joint advertising sales. Station WPTV-TV has entered into such a shared program services agreement with another local station. We cannot predict the outcome of the FCC’s ongoing consideration of these ownership issues or the effect of any FCC revision of these policies on our stations' operations or our business.

The FCC has concluded that the transition to more efficient digital television broadcasting permits further reductions in the amount of spectrum allocated to over-the-air broadcasting. In order to provide additional spectrum for mobile broadband services, Congress granted the FCC authority to conduct spectrum auctions in which some broadcasters would voluntarily give up spectrum in return for a share of the auction proceeds. Auction proposals are under active consideration by the FCC, and the FCC’s chairman has recently announced a revised schedule whereby the agency would adopt procedures during 2014 and then hold the auction in mid-2015. Broadcasters support sufficient delay to permit the FCC to better address the variety of complex issues associated with this auction, including encouraging broadcasters’ voluntary participation, adequately compensating those stations that will be required to change their facilities due to “repacking” of the remaining broadcast spectrum, and protecting the remaining broadcast stations from a reduction of their over-the-air coverage. Implementing the required changes in broadcast stations' frequency use will be costly, and stations located near the Canadian and Mexican borders are at particular risk of service loss due to the need to coordinate international frequency use. The repacking of broadcast spectrum could also have particular adverse effects on the ability of low-power television stations to offer service, since these stations enjoy only “secondary” status and would not be protected from interference caused by a full-power station that was forced to relocate. Separately, the FCC has issued rules and authorizations permitting the non-broadcast use of broadcast spectrum in the “white spaces” between stations' service areas despite broadcaster concerns about harmful interference to their operations. We cannot predict the effect of these proceedings on our offering of digital television service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for our network-affiliated stations and our independent station. Some members of Congress have introduced legislation to address concerns about cable and satellite subscribers occasionally losing television service during retransmission consent negotiations, and the FCC is conducting a rulemaking proceeding to reexamine the process. As part of this rulemaking, the FCC has asked whether it should eliminate the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. Some parties are also urging the FCC to restrict the practice whereby some stations with shared services or joint sales agreements are jointly negotiating retransmission consent rights. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Other proceedings before the FCC and the courts are reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, in a dispute that does not directly involve broadcasting, the FCC's Media Bureau has sought comment on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPD's”) such as cable operators and satellite systems. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements could be jeopardized. Substantial ongoing litigation is also addressing the extent to which copyright holders may restrict the online distribution of their programming. For example, courts have reached varying conclusions as to whether copyright restrictions apply to a multi-channel video distribution service that receives and records broadcast signals over-the-air via an antenna and then retransmits that information digitally to an individual customer's computer or mobile device. Aereo, one of these service providers, is pursuing an aggressive expansion of its service into a number of new television markets, including some of the Company's markets, and the U.S. Supreme Court has recently agreed to review the legality of Aereo’s service. Other ongoing copyright disputes involve, for example, broadcasters' opposition to digital recorders that can automatically remove commercials from broadcast programming during playback. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on the Company.

During recent years, the FCC has considered substantially increasing its scrutiny of broadcasters' programming practices. In particular, it has heightened its attention to enforcement of the restrictions on indecent programming. Congress' decision to greatly increase the financial penalty for airing such programming has also increased the threat to broadcasters from such enforcement. Litigation continues over the scope of the FCC's authority to regulate indecency, and a U.S. Supreme Court decision has remanded the issue for further consideration by lower courts. Thus, substantial uncertainty remains concerning FCC indecency enforcement, and the FCC continues to defer action on a large number of television stations’ renewal applications where viewer complaints remain unaddressed by the agency. In addition, the FCC continues to consider requiring far more detailed reporting of television stations' public service-related programming, and it now requires the online posting of stations' public inspection files, including, for larger market stations, their political sales files. The FCC also continues to maintain an open docket addressing how the evolution of digital media may be affecting children, including whether commercial television broadcasters are adequately addressing children's educational needs and whether steps should be taken to better protect children from exposure to potentially harmful media content, including harmful advertising messages. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Newspapers
We have operated newspapers since 1878, when our founder, Edward W. Scripps, began publishing the Penny Press in Cleveland, Ohio. Today, the Scripps newspaper division operates in 13 local markets across the United States. We produce content that informs and engages local communities. We distribute our content primarily to four platforms: print, Web, smartphones and tablets. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to serve our communities by providing content across multiple digital platforms allows us to expand our audiences beyond our traditional print boundaries.
Our digital sites offer comprehensive local news and information and user-generated content. We continue to enhance our digital offerings, using features such as streaming video and audio, to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our digital sites and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build our audiences. We have embraced mobile technology by offering our products on apps available on the Apple, Android, Kindle Fire and Windows 8 platforms.
We believe all of our newspapers have an excellent reputation for journalistic quality and content, which we believe is key in retaining readership. Our newspapers were recognized during 2013 by numerous regional and national journalism organizations for high-quality reporting across multiple platforms.
Over the years, we have supplemented our daily newspapers with an array of niche products, including direct-mail advertising, total market coverage publications, zoned editions, specialty publications, and event-based publications. These product offerings allow existing advertisers to reach their target audiences in multiple ways, while giving us a portfolio of products with which to acquire new clients, particularly small- and mid-sized advertisers.
The daily circulation, which includes print and E-edition, for our newspaper markets and audiences that we serve is as follows:

(in thousands)(1)	2013	2012	2011	2010	2009

Abilene (TX) Reporter-News	21	22	24	24	27
Anderson (SC) Independent-Mail	21	22	23	23	26
Corpus Christi (TX) Caller-Times	39	42	43	45	47
Evansville (IN) Courier & Press	43	47	52	52	57
Henderson (KY) Gleaner	8	9	10	10	10
Kitsap (WA) Sun	19	20	21	23	23
Knoxville (TN) News Sentinel	73	80	92	93	101
Memphis (TN) Commercial Appeal	88	96	109	118	136
Naples (FL) Daily News	58	59	54	63	53
Redding (CA) Record-Searchlight	19	20	21	22	25
San Angelo (TX) Standard-Times	17	18	18	18	21
Treasure Coast (FL) News/Press/Tribune (2)	67	69	76	75	87
Ventura County (CA) Star	49	54	62	65	67
Wichita Falls (TX) Times Record News	19	22	22	23	25
Total Daily Circulation	541	580	627	654	705

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands)(1)	2013	2012	2011	2010	2009

Abilene (TX) Reporter-News	25	28	31	31	35
Anderson (SC) Independent-Mail	27	28	30	29	30
Corpus Christi (TX) Caller-Times	51	55	58	58	65
Evansville (IN) Courier & Press	61	68	73	74	77
Henderson (KY) Gleaner	9	10	11	11	11
Kitsap (WA) Sun	21	23	23	24	26
Knoxville (TN) News Sentinel	100	108	121	116	126
Memphis (TN) Commercial Appeal	124	131	147	151	172
Naples (FL) Daily News	70	71	65	73	61
Redding (CA) Record-Searchlight	21	23	24	25	28
San Angelo (TX) Standard-Times	20	22	22	21	24
Treasure Coast (FL) News/Press/Tribune (2)	84	88	94	95	105
Ventura County (CA) Star	64	74	81	82	82
Wichita Falls (TX) Times Record News	22	25	25	26	28
Total Sunday Circulation	699	754	805	816	870

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
Print advertising
Print advertising provided approximately 57% of newspaper segment operating revenues in 2013. Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising in niche publications, and direct mail. Advertisements, located throughout the newspaper, include local, classified and national advertising. Local advertising refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified advertising includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National advertising includes advertising purchased by businesses outside our local market. National advertisers typically procure advertising from numerous newspapers using advertising agency buying services. Preprinted inserts are stand-alone, multi-page circulars inserted into and distributed with the daily newspaper, niche publications and shared mail products.

Digital advertising and marketing services
We sell advertising across all of our digital platforms. Digital advertising provided approximately 7% of our newspaper segment operating revenues in 2013. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user; and click-through campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. We also utilize a variety of audience-extension programs to enhance the reach of our Web sites and garner a larger share of local advertising dollars that are spent online.
We are members of a newspaper consortium that partners with Yahoo! in an advertising and content sharing arrangement that increases our access to local Web-focused advertising dollars. We have similar arrangements with other digital marketing services. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.
Circulation (subscriptions)
We deliver our news and other content on four platforms — print, Web, smartphones and tablets. In the third quarter of 2013, we completed the implementation of a strategy to meter the access to content that is delivered on our digital platforms. We introduced bundled subscription offerings for our print and digital products in all of our markets in 2013. Under our bundled model, home delivery subscribers receive access to all of our newspaper content on all digital platforms, and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions.
Approximately 30% of our total revenue comes from readers who pay us to receive a printed newspaper. Our print product may be delivered directly to subscribers (home delivery) or purchased from a retail store or vending machine (single copy). Home delivery copies account for more than 80% of our total daily subscription revenues.
Daily and Sunday circulation has declined during the past five years, due in part to readers who consume more news and information through the Web or on mobile devices. Some of the declines are due to a deliberate decision to eliminate distribution to outlying areas. More recently we have implemented marketing and pricing strategies intended to stabilize home delivery subscription revenues.
Expenses
Our newspaper business is characterized as having high fixed costs with much of our expense base dedicated to employees and production and distribution capabilities.
Employees — Employee costs accounted for approximately 46% of segment costs and expenses in 2013. Our workforce is comprised of non-union and union employees. See “Employees.” During the past five years, we have reduced our workforce from 4,100 employees to approximately 2,300.
Distribution — We primarily outsource the physical distribution of our products to independent contractors. Distribution costs are affected by the cost of fuel and the number of papers being delivered. We also coordinate the distribution of other publications, such as the Wall Street Journal and Barron’s, in a number of our markets.
Newsprint — We consumed approximately 50,000 metric tons of newsprint in 2013. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and could lead to future price increases. We purchase newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe that our supply sources are sufficient.
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

Newspaper Operation Structure
Our newspaper operations are organized functionally with divisional executives leading content, sales, finance, operations, information technology and human resources across the enterprise. We believe this organization enables us to take advantage of scale and consolidate functions that do not require a presence in our local markets. The primary areas of focus in each local market are content, sales and the manufacturing and distribution of our products.

Syndication and Other
Syndication and other primarily include syndication of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features.

In 2011, we entered into a five-year agreement with Universal Uclick (“Universal”) to provide syndication services for the news features and comics of United Media. Universal provides editorial and production services, sales and marketing, sales support and customer service, and distribution and fulfillment for all the news features and comics of United Media. Under the terms of the agreement, Scripps receives a fixed fee from Universal and continues to own certain copyrights and control the licenses for those properties, and manages the business relationships with the creative talent that produces those comics and features.

Employees
As of December 31, 2013, we had approximately 4,800 full-time equivalent employees, of whom approximately 1,900 were with television, 2,300 with newspapers and 300 with our digital operations.. Various labor unions represent approximately 700 employees, 300 of which are in television and 400 are in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

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
The demand for advertising on our television stations or in our newspapers is sensitive to a number of factors, both locally and nationally, including the following:

•	The advertising and marketing spending by our customers can be subject to seasonal and cyclical variations and are likely to be adversely affected during economic downturns.

•
Television advertising revenues in even-numbered years benefit from political advertising, which are affected by campaign finance laws, as well as the competitiveness of the campaigns in the markets where our television stations operate.

•
The impact of advertiser consolidation and contraction in our local markets. The majority of the broadcast and print advertising is sold to local businesses in our markets. Continued consolidation and contraction of local advertisers could adversely impact our operating results.

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

•
Our television stations have significant exposure to automotive advertising. Advertising revenue from the automotive category represented approximately 26% and 19% of our total advertising revenue in our television segment for 2013 and 2012, respectively.

If we are unable to respond to any or all of these factors, our advertising revenues could decline and affect our profitability.
Our local media businesses operate in a changing and increasingly competitive environment. We must continually invest in new business initiatives and modify strategies to maintain our competitive position. Investment in new business strategies and initiatives could disrupt our ongoing business and present risks not originally contemplated.
The profile of our newspaper and television audience has shifted dramatically in recent years as readers and viewers access news and other content online or through mobile devices and as they spend more discretionary time with social media. While slow and steady declines in audiences have been somewhat offset by growing viewership on digital platforms, digital advertising rates are typically much lower than print and broadcast advertising rates on a cost-per-thousand basis. This audience shift results in lower profit margins. To remain competitive we must adjust business strategies and invest in new business initiatives, particularly within digital media. Development of new products and services may require significant costs. The success of these initiatives depends on a number of factors, including timely development and market acceptance. Investments we make in new strategies and initiatives may not perform as expected.
Our print newspaper business is in secular decline. Our profitability may be adversely affected if we are unsuccessful in creating other revenue opportunities or in aligning costs with declining revenues.

In recent years, the advertising industry generally has experienced a secular shift toward digital advertising and away from other traditional media. In addition, the Company’s newspaper circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the Internet and other media for news and information. The Company faces increasing competition from other digital sources for both advertising and subscription revenues. This competition has intensified as a result of the continued development of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through smartphones, tablets and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, the Company expects advertisers to continue to allocate larger portions of their advertising budgets to digital media.

In response to the ongoing secular changes, we must continually monitor and align our cost structure to the declining revenues. The alignment of our costs includes measures such as reduction in force initiatives, standardization and centralization of systems and processes, outsourcing of certain financial processes and the implementation of new software for our circulation, advertising and editorial systems.
If we are unsuccessful in creating other revenue opportunities or aligning our costs with declining revenues, our profitability could be affected.
A significant portion of our operating cost for the newspaper segment is newsprint, so an increase in price or reduction in supplies may adversely affect our operating results.
Newsprint is a significant component of the operating cost of our newspaper operations, comprising 9% of newspaper costs in 2013. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future.
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
The non-renewal or termination of our network affiliation agreements, which expire in 2014 and 2015, would prevent us from being able to carry programming of the relevant network. Loss of programming would require us to obtain replacement programming, which may involve higher costs and may not be as attractive to our target audiences, resulting in lower revenues.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements and network affiliation agreements, by consolidation of cable or satellite television systems, or by new technologies for the distribution of broadcast programming.
As our retransmission consent agreements expire, there can be no assurance that we will be able to renew them at comparable or better rates. As a result, retransmission revenues could decrease and retransmission revenue growth could decline over time. Major networks that we are affiliated with currently require us to share our retransmission revenue with them. There can be no assurance that these networks will not require an increase in their share of this revenue as a condition to renewal of our affiliation agreements. If an MVPD in our markets acquires additional distribution systems, our retransmission revenue could be adversely affected if our retransmission agreement with the acquiring MVPD has lower rates or a longer term than our retransmission agreement with the MVPD whose systems are being sold.
The use of new technologies to redistribute broadcast programming, such as those that rely upon the Internet to deliver video programming or those that receive and record broadcast signals over the air via an antenna and then retransmit that information digitally to customers’ computer or mobile devices, could adversely affect our retransmission revenue if such technologies are not found to be subject to copyright law restrictions or regulations that apply to multi-channel video programming distributors such as cable operators or satellite carriers.
Our television stations are subject to government regulations which, if revised, could adversely affect our operating results.

•
Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable operators and/or direct broadcast satellite carriers to carry the stations’ over the air signals or (2) enter into retransmission consent negotiations for carriage. At present, all of our stations have retransmission consent agreements with cable operators and satellite carriers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms than our competitors, our ability to compete effectively may be adversely affected.

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

•
There are proceedings before the FCC and the courts reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, in a dispute that does not directly involve broadcasting, the FCC's Media Bureau is seeking comment on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPD's”) such as cable operators and satellite carriers. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements could be jeopardized. Ongoing litigation is also addressing the extent to which copyright holders may restrict the online distribution of their programming. For example, a New York district court has found that copyright restrictions may not apply to a multi-channel video distribution service that receives and records broadcast signals over-the-air via an antenna and then retransmits that information digitally to an individual customer's computer or mobile device. While this litigation continues, the service provider pursues an aggressive expansion of its service into a number of new television markets, including some of the Company's markets. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on the Company.

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
The projected benefit obligations of our pension plans exceed plan assets by $63 million at December 31, 2013. In 2009, we froze the accrual of service credits under our defined benefit pension plans that cover a majority of our employees, including our Supplemental Executive Retirement Plan ("SERP"). Our pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	57	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999 to 2008) and Chief Operating Officer (2006 to 2008)
Timothy M. Wesolowski	56
Senior Vice President, Chief Financial Officer & Treasurer (since August 2011); Senior Vice President Finance - Call Center Division, Convergys Corporation (2010 to 2011); Senior Vice President Finance/Controller, Convergys Corporation (2006 to 2009)

William Appleton	65	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Timothy E. Stautberg	51
Senior Vice President/Newspapers (since August 2011); Senior Vice President and Chief Financial Officer (July 2008 to August 2011); Vice President/Corporate Communications and Investor Relations (1999-2008)

Lisa A. Knutson	48	Senior Vice President/Chief Administrative Officer (since September 2011); Senior Vice President/Human Resources (2008 to 2011)
Brian G. Lawlor	47	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004 to 2008)
Adam Symson	39	Senior Vice President/Digital (since February 2013); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media/Television (2007 to 2011)
Douglas F. Lyons	57	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006 to 2008), Director Financial Reporting (1997 to 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2013, there were approximately 7,700 owners of our Class A Common shares, based on security position listings, and 43 owners of our Common Voting shares (which do not have a public market). We did not pay any cash dividends in 2013 or 2012.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th

2013
Market price of common stock:
High	$12.04	$15.73	$18.35	$21.78
Low	10.37	11.82	14.44	17.45
2012
Market price of common stock:
High	$9.99	$9.95	$11.25	$11.13
Low	8.18	8.47	8.92	9.17
There were no sales of unregistered equity securities during the quarter for which this report is filed.
The following table provides information about Company purchases of Class A Common shares during the quarter ended December 31, 2013, and the remaining amount that may still be repurchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

10/1/13 - 10/31/13	—	—	—	$30,686,675
11/1/13 - 11/30/13	—	—	—	30,686,675
12/1/13 - 12/31/13	249,432	$19.59	$4,885,632	25,801,043
Total	249,432	$19.59	$4,885,632
Our board of directors authorized the repurchase of up to $100 million of our Class A Common shares in November 2012. We have repurchased a total of $74 million of shares under this authorization through December 31, 2013. An additional $26 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2014.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2008, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies.

COMPARISON OF CUMULATIVE TOTAL RETURN
E.W. Scripps Company
S&P 500 Index
Peer Group Index
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
ASSUMES $100 INVESTED ON DEC. 31,2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013

E.W. Scripps Company	$100.00	$314.93	$459.28	$362.44	$489.14	$982.81
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group Index	$100.00	$192.53	$202.98	$182.68	$241.83	$527.21

We continually evaluate and revise our peer group index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our current peer group are A.H. Belo, Gannett Company, Gray Television, Inc., Journal Communications, Inc., LIN TV Corporation, McClatchy Company, Media General, Nexstar Broadcasting Group, New York Times Company, and Sinclair Broadcast Group. Our peer group was revised in 2013 to include Nexstar Broadcasting Group in place of Belo Corporation due to the company being acquired during the year. The peer group index is weighted based on market capitalization.

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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Documents filed as part of this report:

(a)	The consolidated financial statements of The E. W. Scripps Company are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.
The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 4, 2014, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	The Company’s consolidated supplemental schedules are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

(c)	An exhibit index required by this item appears at page S-3 of this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 4, 2014	By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 4, 2014.

Signature	Title

/s/ Richard A. Boehne	Chairman of the Board of Directors, President, Chief Executive Officer
Richard A. Boehne	(Principal Executive Officer)

/s/ Timothy M. Wesolowski	Senior Vice President, Chief Financial Officer & Treasurer
Timothy M. Wesolowski

/s/ Douglas F. Lyons	Vice President and Controller
Douglas F. Lyons	(Principal Accounting Officer)

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Roger L. Ogden	Director
Roger L. Ogden

/s/ Mary Peirce	Director
Mary Peirce

/s/ J. Marvin Quin	Director
J. Marvin Quin

/s/ Paul K. Scripps	Director
Paul K. Scripps

/s/ Kim Williams	Director
Kim Williams

The E. W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (1)

Summary of Operations (3)
Operating revenues:
Television	$423	$494	$301	$321	$255
Newspapers	385	399	414	435	455
Syndication and other	10	10	14	21	22
Total operating revenues	$817	$903	$729	$777	$732

Segment profit (loss):
Television	$100	$160	$52	$77	$26
Newspapers	28	28	26	56	62
Syndication and other	—	—	(1)	(2)	—
Shared services and corporate	(53)	(40)	(30)	(33)	(26)
Depreciation and amortization of intangibles	(48)	(49)	(40)	(45)	(44)
Impairment of goodwill, indefinite and long-lived assets (2)	—	—	(9)	—	(216)
(Losses) gains, net on disposals of property, plant and equipment	—	—	—	(1)	—
Defined benefit pension plan expense	(9)	(9)	(8)	(7)	(21)
Acquisition and related integration costs (2)	—	(6)	(3)	—	—
Separation and restructuring costs	(5)	(9)	(10)	(13)	(10)
Interest expense	(10)	(12)	(2)	(4)	(3)
Miscellaneous, net (2)	(12)	(5)	(1)	2	1
Benefit (provision) for income taxes	8	(17)	10	(1)	32
(Loss) income from continuing operations	$(1)	$40	$(16)	$29	$(199)

Per Share Data
(Loss) income from continuing operations - diluted	$(0.01)	$0.69	$(0.27)	$0.45	$(3.69)
Cash dividends	$—	$—	$—	$—	$—

Market Value of Common Shares at December 31
Per share	$21.72	$10.81	$8.01	$10.15	$6.96
Total	1,217	600	435	592	381

Balance Sheet Data
Total assets	$966	$1,031	$971	$828	$786
Long-term debt (including current portion)	200	196	212	—	36
Equity	548	540	517	592	433
Certain totals may not foot since each amount is rounded independently.

Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2013, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.
Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with GAAP.

(1)	On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting, Inc. Operating results are included for periods after the acquisition.

(2)
2013 — A $4.5 million non-cash loss was recorded on disposition of certain investments and to reduce the carrying value of certain investments. A $4.6 million non-cash charge was recorded to write-off unamortized deferred loan fees and costs as a result of the debt refinance in the fourth quarter.

2012 — A $6 million non-cash charge was incurred to terminate the McGraw-Hill stations' national representation agreement.

2011 — A $9 million non-cash charge was recorded to reduce the carrying value of long-lived assets at four of our newspapers.

2009 — A $216 million non-cash charge was recorded to reduce the carrying value of our television segment’s goodwill and indefinite-lived assets.

(3)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2010 — Completed the sale of United Feature Syndicate, Inc. character licensing business for $175 million in cash. We recorded a $162 million pre-tax gain which is included in discontinued operations.

2009 — Closed the Rocky Mountain News in 2009. Under the terms of an agreement with MediaNews Group (MNG), we transferred our interests in the Denver JOA to MNG in the third quarter of 2009. We recorded no gain or loss on the transfer of our interest in the Denver JOA to MNG.

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

Executive Overview
The E. W. Scripps Company (“Scripps”) is a diverse media enterprise with interests in television stations, newspapers and local and national digital media sites. We serve audiences and businesses through a growing portfolio of television, print and digital media brands. We own 19 local television stations, as well as daily newspapers in 13 markets across the United States. We also run an expanding collection of local and national digital journalism and information businesses including digital video news service Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

Our 2011 addition of nine local television stations in four markets through the acquisition of the television station group owned by McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) signified our shift of the balance of the Company's assets toward the television business. We continued this shift with the February 2014 announcement of a definitive agreement to acquire two television stations from Granite Broadcasting Corporation for $110 million in cash. The acquisition includes a Detroit MyNetworkTV affiliate and a Buffalo, N.Y., ABC affiliate. The acquisition of the Detroit station creates a duopoly with our largest station, ABC affiliate WXYZ-TV. We expect this acquisition to close in the first half of 2014.

Our emphasis on positioning our television stations in their markets to be leaders in local news continues to show strong results. In the November 2013 ratings, nine of our stations finished first or second in key adult demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Ten of our 13 major network-affiliated stations improved their percentage of local news viewing in at least one of these time periods over the same time in November 2012. Five stations improved their market rank in at least one newscast in November 2013. Our Denver and Phoenix television stations won coveted Peabody awards in 2013. We believe our emphasis on being the local news leader in our markets will drive stronger operating results.

We continue to see strong results from our programming strategy, lessening our reliance on purchased syndicated shows. We have two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — with one or both being aired during the access period between evening news and prime time in eight of our markets. We have the intention of rolling them out in the rest of our markets when commitments to air other programming during that time period expire. We have recently signed a deal to syndicate Let's Ask America in markets nationwide. We are also a partner in another original show called RightThisMinute, a daily news and entertainment program, which airs on 12 of our stations.

In our newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription model in our Memphis and Treasure Coast markets. By the end of the third quarter, all of our newspaper markets had rolled out this model. Under our bundled model, subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. We expect to realize the financial benefits of the bundled subscription model in future periods as subscriptions renew and we sell more digital-only subscriptions.

We continue our investment in our digital initiatives. We are hiring and developing digital-only sales professionals, streamlining digital sales processes and creating digital content. We expect these investments to drive digital revenue growth in each of our divisions. In 2013, we hired 107 digital-only sales professionals for our television and newspaper segments and expect to hire an additional 50 in 2014.

We continue to investment in the digital area with the January 2014 acquisition of digital video news provider Media Convergence Group, which operates Newsy, for $35 million in cash. This acquisition fits our digital strategy to run a national news brand that both enhances our local content offerings and gives us more access to the fast-growing digital news audiences and revenues on national platforms. Newsy adds a new dimension to our video news strategy with a multi-source, multi-platform approach to storytelling, specifically geared for digital audiences.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a variety of decisions that affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.
Note 1 to the Consolidated Financial Statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.
Acquisitions — The accounting for a business combination requires assets acquired and liabilities assumed to be recorded at fair value. With the assistance of third party appraisals, we generally determine fair values using comparisons to market transactions and a discounted cash flow analysis. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.
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
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are television and newspapers. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill for the reporting unit is less than its carrying value. At December 31, 2013, we had $28.0 million of goodwill.

In 2013, we adopted the recent accounting guidance related to the annual goodwill impairment testing, which allows us to first qualitatively assess whether it is more likely than not that goodwill has been impaired. As part of our qualitative assessment, we consider the following factors related to the reporting units, where applicable:

•	significant changes in the macroeconomic conditions;

•	significant changes in the regulatory environment;

•	significant changes in the operating model, management, products and services, customer base, cost structure and/or margin trends;

•	comparison of current year and prior year operating performance and forecast trends for future operating performance; and

•
the excess of the fair value over carrying value of the reporting units determined in prior quantitative assessments. In our prior quantitative assessment the fair value of the reporting unit was over a 100% in excess of the carrying value.

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative step-two method for determining the amount of impairment, if any. Our annual impairment test for goodwill indicated that it was more likely than not that the fair value of our television reporting unit exceeds its recorded value.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2013, we had $57.8 million of FCC licenses. They are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We must compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $5 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value. The recorded value of our FCC licenses from the recently acquired McGraw-Hill television station group are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge if future assumptions were to change.
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
Our deferred tax asset balance included in our Consolidated Balance Sheets was $26.6 million at December 31, 2013. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, carryforward to future years or through other prudent and feasible tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.
Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees that began employment prior to June 30, 2008 (the majority of our defined benefit pension plans were frozen June 30, 2009), including a SERP, which covers certain executive employees. Defined benefit pension plan expense for those plans was $8.8 million in 2013, $8.6 million in 2012 and $8.1 million in 2011.
The measurement of our pension obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles, we record the effects of these modifications currently or amortize them over future periods. We consider the most critical of our pension estimates to be our discount rate and the expected long-term rate of return on plan assets.
The assumptions used in accounting for our defined benefit pension plans for 2013 and 2012 are as follows:

	2013	2012

Discount rate for expense	4.27%	5.29%
Discount rate for obligations	5.08%	4.27%
Long-term rate of return on plan assets	4.65%	5.30%

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

For our defined benefit pension plans, as of December 31, 2013, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease

Effect on total pension expense in 2014	$(618)	$469
Effect on pension benefit obligation as of December 31, 2013	$(35,256)	$37,829

We have target asset allocations to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10- and 15-year periods. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2014 expected long-term rate of return on plan assets of 5.3%, to either 4.8% or 5.8%, would increase or decrease our 2014 pension expense by approximately $2.2 million.
We had cumulative unrecognized actuarial losses for our pension plans of $128 million at December 31, 2013. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2013, we had an actuarial gain of $51 million. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and their impact on our discount rate, as well as the overall unfavorable performance of the equity markets from 2000 to 2013. Based on our current assumptions, we anticipate that 2014 pension expense will include $2.9 million in amortization of unrecognized actuarial losses.
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
In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not impaired, a calculation of the asset's fair value is required. Otherwise, no quantitative calculation is necessary. This guidance was effective for our annual impairment tests for the year ended December 31, 2013. The adoption of this guidance did not have a material impact on our financial statements; rather it may change our approach to testing indefinite-lived intangible assets for impairment.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations — Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands, except per share data)	2013	Change	2012	Change	2011

Operating revenues	$816,871	(9.6)%	$903,458	24.0%	$728,660
Employee compensation and benefits	(391,207)	(1.3)%	(396,241)	13.8%	(348,178)
Programs and program licenses	(53,826)	(5.2)%	(56,783)	(1.6)%	(57,713)
Newsprint, press supplies and other printing costs	(46,965)	(8.4)%	(51,266)	0.1%	(51,226)
Newspaper distribution	(48,490)	(3.7)%	(50,379)	(1.4)%	(51,091)
Other expenses	(201,089)	(0.1)%	(201,302)	15.7%	(174,023)
Defined benefit pension plan expense	(8,837)	2.5%	(8,620)	6.0%	(8,135)
Acquisition and related integration costs	—		(5,826)		(2,787)
Separation and restructuring costs	(4,893)		(9,335)		(9,935)
Depreciation and amortization of intangibles	(47,762)		(49,332)		(40,069)
Impairment of long-lived assets	—		—		(9,000)
(Losses) gains, net on disposal of property, plant and equipment	(166)		(474)		124
Operating income (loss)	13,636		73,900		(23,373)
Interest expense	(10,448)		(12,246)		(1,640)
Miscellaneous, net	(11,760)		(4,747)		(675)
(Loss) income from operations before income taxes	(8,572)		56,907		(25,688)
Benefit (provision) for income taxes	7,848		(16,985)		10,001
Net (loss) income	(724)		39,922		(15,687)
Net loss attributable to noncontrolling interests	(250)		(266)		(150)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(474)		$40,188		$(15,537)
2013 compared with 2012
Operating revenues decreased 9.6% in 2013 compared to 2012. The expected decline in political advertising in an off-political year and continued secular declines in print advertising led to the decline. Political advertising revenues decreased $102 million in 2013. Newspaper revenues decreased 3.7%, or $14.6 million, in 2013. These declines were partially offset by a 38% increase, or $11.6 million, in retransmission revenues for 2013 and a $2.1 million increase in digital marketing services.

Employee compensation and benefits decreased approximately 1% in 2013. Newspaper division employees decreased by approximately 130, or 5%, from 2012. Incentive compensation in 2013 was $11.3 million less than the prior year, due to lower operating results. Employee compensation and benefits associated with supporting our digital initiatives increased year-to-date costs by approximately $10.2 million.

Programs and program licenses decreased by 5.2% in 2013 primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $5.7 million in 2013. In the third quarter of 2012, we replaced some of the syndicated programming that seven of our stations air in the access time period between evening news and prime time with programming we produce internally or in partnership with others. In the third quarter of 2013, we replaced syndicated programming on one additional station during the access period. The decrease in syndicated programming costs was partially offset by a $2.9 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Newsprint, press supplies and other printing costs declined by 8.4% in 2013 due to lower expenditures for newsprint. Average newsprint prices decreased 7% and newsprint consumption decreased approximately 5% for 2013.

Newspaper distribution costs decreased by 3.7% in 2013 compared to 2012 as a result of lower net paid circulation levels. A large portion of our newspaper distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses are comprised of the following:

	For the years ended December 31,
(in thousands)	2013	Change	2012

Facilities rent and maintenance	$38,854	(8.5)%	$42,442
Purchased news and content	15,051	(7.9)%	16,340
Marketing and promotion	16,338	2.6%	15,918
Miscellaneous costs	130,846	3.4%	126,602
Total other expenses	$201,089	(0.1)%	$201,302

Facilities rent and maintenance decreased in 2013 due to lower repairs and maintenance costs. Marketing and promotion costs in 2012 included costs to promote the 2012 launch of our two original shows in seven of our television markets. Marketing and promotion costs increased in 2013 primarily due to campaigns to support the launch of our bundled subscription offerings in our newspaper markets. Miscellaneous costs increased primarily from costs to support our digital initiatives.

Acquisition and related integration costs in 2012 include a $5.7 million non-cash charge associated with the cancellation of a contract with the national advertising firm that represented the McGraw-Hill stations that were acquired.

Interest expense decreased in 2013 due to lower average debt levels and a decline in our borrowing rate.

Miscellaneous expense increased in 2013 due to a $3.0 million non-cash loss on the disposition of a cost basis investment in the fourth quarter of 2013, as well as a $4.6 million non-cash charge to write-off deferred loan fees as a result of the refinancing of our debt.

The effective income tax rate was 91.6% and 29.8% for 2013 and 2012, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2013 and 2012 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $3.1 million of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions. In 2012, we recognized $5.5 million of previously unrecognized tax benefits upon the lapse of the statutes of limitations in certain jurisdictions.
2012 compared with 2011

Operating results include certain items that affect the comparisons of 2012 to 2011. The most significant of these items are as follows:

•	The operating results of the McGraw-Hill television station group that were acquired on December, 30, 2011 are included for all of 2012.

•	Acquisition and related integration costs of $5.8 million and $2.8 million were incurred for the acquisition of the McGraw-Hill stations in 2012 and 2011, respectively.

•	Impairment charges to reduce the carrying value of long-lived assets at four of our newspapers were $9 million in 2011.
Operating revenues increased 24% in 2012 as compared to 2011 on an as-reported basis and 8.7% on a same-station basis. The revenues from the acquired stations and a 27% increase in revenues in our legacy television stations more than offset a 3.7% decrease in our newspaper revenues. Strong television revenues reflect political advertising revenues of $107 million in 2012 compared to $6.9 million in 2011.

Employee compensation and benefits were $396.2 million in 2012 compared to $348.2 million in 2011. Employee compensation and benefits increased 1.0%, or $3.6 million, on a same-station basis. The primary factors affecting the increase on a same-station basis in employee compensation and benefits in 2012 are as follows:

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

Programs and program licenses decreased approximately 23% in 2012 on a same-station basis. Syndicated programming costs decreased $14.4 million year-over-year due to decisions we made to take control of more programming and rely less on syndicated programming. In the third quarter of 2011, we replaced Oprah with lower-priced syndicated programming in four of our television markets. In the third quarter of 2012 we replaced syndicated programming in seven of our markets, airing them in the access time period between evening news and prime time with programming we produce internally or in partnership with others. The decrease was offset by a $1.4 million increase in fees under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Newsprint, press supplies and other printing costs were flat in 2012 compared to 2011. Lower consumption of newsprint reduced costs by $1.3 million, which was offset by increased outside printing costs for specialty advertising products.

Newspaper distribution costs decreased by 1.4% in 2012 compared to 2011 as a result of lower net paid circulation levels. A large portion of our newspaper distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses is comprised of the following:

	For the years ended December 31,
(in thousands)	2012	Change	2011

Facilities rent and maintenance	$42,442	13.9%	$37,270
Purchased news and content	16,340	14.2%	14,308
Marketing and promotion	15,918	43.4%	11,103
Miscellaneous costs	126,602	13.7%	111,342
Total other expenses	$201,302	15.7%	$174,023

Other expenses increased 1%, or $1.3 million, in 2012 on a same-station basis. Costs to promote the launch of Let's Ask America and The List in seven of our television markets led to a $2.7 million increase in marketing and promotion costs.

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

The effective income tax rate was 29.8% and 38.9% for 2012 and 2011, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rate has been impacted by tax settlements and changes in our reserve for uncertain tax positions as described below.

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

Business Segment Results — As discussed in the Notes to the Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense (other than current service costs), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2013	Change	2012	Change	2011

Segment operating revenues:
Television	$422,763	(14.4)%	$493,896	64.3%	$300,598
Newspapers	384,514	(3.7)%	399,091	(3.7)%	414,289
Syndication and other	9,594	(8.4)%	10,471	(24.0)%	13,773
Total operating revenues	$816,871	(9.6)%	$903,458	24.0%	$728,660
Segment profit (loss):
Television	$99,790	(37.6)%	$159,917	207.6%	$51,989
Newspapers	27,965	1.3%	27,595	4.5%	26,417
Syndication and other	102	(129.4)%	(347)	(74.2)%	(1,343)
Shared services and corporate	(52,563)	32.5%	(39,678)	29.5%	(30,634)
Depreciation and amortization of intangibles	(47,762)		(49,332)		(40,069)
Impairment of long-lived assets	—		—		(9,000)
(Losses) gains, net on disposal of property, plant and equipment	(166)		(474)		124
Defined benefit pension plan expense	(8,837)		(8,620)		(8,135)
Acquisition and related integration costs	—		(5,826)		(2,787)
Separation and restructuring costs	(4,893)		(9,335)		(9,935)
Interest expense	(10,448)		(12,246)		(1,640)
Miscellaneous, net	(11,760)		(4,747)		(675)
(Loss) income from operations before income taxes	$(8,572)		$56,907		$(25,688)

Television — Our television segment includes 10 ABC-affiliated stations, three NBC-affiliated stations, one independent station that we operate as a duopoly with our Kansas City NBC affiliate and five Azteca America affiliates. Our television stations reach approximately 13% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events, and other programs of interest in each station's market. News is the primary focus of our locally produced programming.
The operating performance of our television group is most affected by the health of the local and national economies, particularly conditions within the automotive, services and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our television segment were as follows:

	For the years ended December 31,
(in thousands)	2013	Change	2012	Change	2011

Segment operating revenues:
Local	$232,358	3.9%	223,534	25.6%	$177,931
National	118,375	8.5%	109,084	29.2%	84,425
Political	4,272		106,732		6,922
Digital	16,822	12.0%	15,024	59.8%	9,400
Retransmission	42,505	37.7%	30,867	96.8%	15,687
Other	8,431	(2.6)%	8,655	38.9%	6,233
Total operating revenues	422,763	(14.4)%	493,896	64.3%	300,598
Segment costs and expenses:
Employee compensation and benefits	178,928	(1.8)%	182,221	42.5%	127,839
Programs and program licenses	53,826	(5.2)%	56,783	(1.6)%	57,713
Other expenses	90,219	(5.0)%	94,975	50.6%	63,057
Total costs and expenses	322,973	(3.3)%	333,979	34.3%	248,609
Segment profit	$99,790	(37.6)%	$159,917	207.6%	$51,989
2013 compared with 2012

Total television revenues decreased 14.4% in 2013 primarily due to expected declines in political advertising in this off-election year. The prior year included $107 million of political advertising, as well as incremental revenue from airing the 2012 Olympics on our three NBC-affiliated stations. As is common during election cycles, the influx of political advertising displaces certain traditional advertising.

Retransmission revenues increased 37.7%, or $11.6 million, in 2013 primarily due to an extension of an agreement that increases the amounts we receive under our retransmission fees.

We forecast that our retransmission revenues in 2014 will be more than $50 million. During 2014, we will renegotiate retransmission agreements covering approximately 5.6 million subscribers. Based on our current estimate of the renewal rates covering those subscribers, we expect that retransmission revenue will almost double in 2015 from the 2014 amount. Many factors can impact the revenues we will receive from renewals, including competitive conditions, governmental regulations and cable and television industry consolidation.

On February 13, 2014, Comcast and Time Warner Cable announced their agreement to merge. About one-third of the approximately 14.5 million Scripps cable subscribers are customers of Comcast or Time Warner. In addition, Time Warner negotiates on behalf of cable provider Bright House for about 900,000 subscribers in Scripps markets. The Scripps/Time Warner retransmission agreement, which covers approximately 2.9 million subscribers (including the Bright House subscribers), expires at the end of 2015. The Scripps/Comcast retransmission agreement, which covers approximately 2.6 million subscribers, expires at the end of 2019. Any Time Warner cable systems in the Scripps markets ultimately acquired by

Comcast in the merger would become subject to the Scripps/Comcast retransmission agreement. The proposed merger would not affect retransmission revenues we receive in 2014 and 2015. Until the details (e.g., required divestures of cable systems or other governmental restrictions) of a completed merger are known, it is unclear how a Comcast/Time Warner merger would impact our retransmission revenues between 2016 and 2020.

Digital revenues for 2013 increased 12.0%, or $1.8 million, as we continued our focus on increasing digital advertising revenues.

Costs and expenses

Total costs and expenses decreased 3.3% year-over-year, primarily due to the decline in costs for programs and program licenses and a $4.2 million decrease in incentive compensation expense.

Programs and program licenses decreased by 5.2% during 2013 primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $5.7 million in 2013. In the third quarter of 2012, we replaced some of the syndicated programming that seven of our stations air in the access time period between evening news and prime time with programming we produce internally or in partnership with others. In the third quarter of 2013, we replaced some of the syndicated programming on one additional station during the access period. The decrease in syndicated programming costs was partially offset by a $2.9 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Other expenses decreased by 5.0% in 2013. The decrease was primarily driven by $2.2 million in lower marketing and promotion costs. In 2012, we incurred marketing and promotion costs to promote the launch of our two new programs in seven of our television markets. Repairs and maintenance costs were $3.9 million lower than the prior year, which included several major projects. Offsetting these expense reductions was $3.5 million of additional expense for our digital operations.
2012 compared with 2011

The comparability of our television division operating results were affected by the December 30, 2011, acquisition of the McGraw-Hill television station group, the results of which are included following the acquisition date.
Revenues

Television revenues increased 64% for 2012 on an as-reported basis and 27% on a same-station basis.

Television time sales increased $74 million, or 27%, on a same-station basis. Political advertising was $85 million in 2012 compared to $6.9 million in 2011 on a same-station basis.

Retransmission revenues increased 36%, or $5.7 million, in 2012 on a same-station basis due to renewal of certain agreements at higher rates and rate increases built into our continuing agreements. Prior to the spin-off of SNI, the rights to retransmit our broadcast signals were included as consideration in negotiations between cable operators and satellite carriers and the Company's cable networks. SNI pays us fixed fees for the use of our retransmission rights. As the retransmission contracts negotiated by SNI expire, we will negotiate standalone retransmission consent agreements with the cable operators and satellite carriers. Agreements with our two largest cable television operators, Time Warner and Comcast, expire in December 2015 and December 2019, respectively.

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

Employee compensation and benefits increased by 7.7% on a same-station basis primarily due to higher accruals under our annual incentive plans, compensation increases and increased staffing to support newsroom initiatives and production of internally produced programming, such as The List. Annual incentive plan costs increased $3 million in 2012. Employee compensation and benefits costs associated with production of The List totaled approximately $2 million in 2012.

Programs and program licenses decreased approximately 23% on a same-station basis. Syndicated programming costs decreased $14.4 million year-over-year due to decisions we made to take control of more programming on our stations and rely less on syndicated programming. In the third quarter of 2011, we replaced Oprah with lower-priced syndicated programming in four of our television markets. In the third quarter of 2012, we replaced syndicated programming we aired in the access time period between evening news and prime time with programming we produce internally or in partnership with others in seven of our markets. The decrease in the costs of programs and program licenses was offset by a $1.4 million increase in fees under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Other expenses increased 9.5% on a same-station basis. In 2012 we incurred approximately $2.5 million of costs to promote the launch of Let's Ask America and The List in seven of our television markets, and costs to build out our local digital media presence totaled $2.1 million.

Newspapers — We operate daily and community newspapers in 13 markets across the United States. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of the operating revenues for each newspaper market, and employee, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by local and national economic conditions, particularly within the retail, labor, housing and automotive markets, as well as newsprint prices.
Operating results for our newspaper segment were as follows:

	For the years ended December 31,
(in thousands)	2013	Change	2012	Change	2011

Segment operating revenues:
Local	$76,722	(3.7)%	$79,700	(5.1)%	$83,992
Classified	67,324	(9.7)%	74,530	(4.5)%	78,077
National	7,607	(19.3)%	9,421	(31.3)%	13,723
Preprint and other	67,420	(4.6)%	70,701	(2.9)%	72,824
Digital advertising and marketing services	26,277	0.7%	26,085	(0.3)%	26,160
Advertising and marketing services	245,350	(5.8)%	260,437	(5.2)%	274,776
Subscriptions	117,762	0.1%	117,700	(2.4)%	120,569
Other	21,402	2.1%	20,954	10.6%	18,944
Total operating revenues	384,514	(3.7)%	399,091	(3.7)%	414,289
Segment costs and expenses:
Employee compensation and benefits	165,558	(5.9)%	175,907	(7.7)%	190,572
Newsprint, press supplies and other printing costs	46,965	(8.4)%	51,266	0.1%	51,226
Distribution	48,490	(3.7)%	50,379	(1.4)%	51,091
Other expenses	95,536	1.7%	93,944	(1.1)%	94,983
Total costs and expenses	356,549	(4.0)%	371,496	(4.2)%	387,872
Segment profit	$27,965	1.3%	$27,595	4.5%	$26,417
2013 compared with 2012

Advertising and marketing services revenues decreased 5.8% for 2013, primarily as a result of continued secular changes in the demand for print advertising. Automotive and employment classified advertising and national advertising remained particularly weak.

Digital advertising and marketing services include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs, such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns.

Subscriptions include fees paid by readers for access to our content in print and digital formats. We completed the launch of our bundled subscription model in the third quarter of 2013. Under our bundled offerings, home delivery subscribers receive access to all of our newspaper content on all platforms and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. Subscription revenue was flat year over year, but it increased in the third and fourth quarters — the first year-over-year increase since the fourth quarter of 2010. The positive trend was driven by the rollout of our bundled subscription model and increases in single-copy prices in select markets. We expect to realize financial benefits of the bundled subscription model in future periods as subscriptions renew and we sell more digital-only subscriptions.

Other operating revenues, including commercial printing and distribution services, were essentially flat year over year.

Costs and expenses

Employee compensation and benefits decreased primarily due to lower employment levels year over year. We had approximately 5% fewer employees in 2013 compared to 2012.

Newsprint, press supplies and other printing costs declined by 8.4% in 2013 due to lower expenditures for newsprint. Average newsprint prices decreased 7% and newsprint consumption decreased approximately 5% for 2013.

Newspaper distribution costs decreased by 3.7% in 2013 compared to 2012 as a result of lower net paid circulation levels. A large portion of our newspaper distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by 1.7% in 2013, primarily due to a $2 million increase in marketing and promotion to support the launch of our bundled subscription offerings.
2012 compared with 2011

Revenues

Print advertising revenues declined as secular changes in the demand for newspaper advertising continued to affect the operating revenue of newspaper publishers throughout the country. Revenues also declined from our efforts to rationalize unprofitable product offerings. Advertising revenues associated with discontinued products totaled approximately $5.0 million in 2011. Automotive and employment classified advertising and advertising by large national retailers, which tend to make advertising decisions at the national or regional level, not at the local market level, remained particularly weak.

Preprint and other revenues declined at a slightly slower pace than other print advertising. Preprint and other products include inserts and single-sheet advertisements distributed in the daily newspaper, niche publications such as community newspapers, lifestyle magazines, publications focused on the classified advertising categories of real estate, employment and auto, and other publications aimed at younger readers. We are increasing efforts to sell single-sheet advertisements delivered with our newspapers and to all homes in a market (the “print and deliver” initiative).

Digital revenues include advertising on our newspaper Internet sites, digital advertising provided through audience-extension programs, such as our arrangement with Yahoo!, and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns.

Subscription revenue decreased in 2012 compared to 2011 as price increases in home delivery and single copy did not offset declines in circulation net paid levels. Net paid levels decreased approximately 5% due to fewer home delivery subscriptions and lower single-copy sales on Sunday.

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

Newsprint, press supplies and other printing costs were flat in 2012 compared to 2011. Lower newsprint consumption reduced costs by $1.3 million. The reduction in newsprint consumption was offset by increased outside printing costs for specialty advertising products.

Newspaper distribution costs decreased by 1.4% in 2012 compared to 2011 as a result of lower net paid circulation levels. A large portion of our newspaper distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses decreased in 2012 primarily due to cost reduction initiatives, which was partially offset by the increase in the cross charge for digital services of $4.3 million.

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

2013 to 2012

Shared services and corporate expenses were $52.6 million in 2013 and $39.7 million in 2012. Incremental costs to hire and develop digital-only sales professionals, streamline the digital sales processes, and create digital content that were not allocated to our television and newspaper divisions totaled $14.3 million in 2013. In 2013, we hired more than 100 digital-only sales professionals for our television and newspaper divisions.

2012 to 2011

Shared services and corporate expenses were $39.7 million in 2012 and $30.6 million in 2011. Shared services and corporate expenses increased due to $1.3 million of higher accruals under our annual incentive plans primarily due to improved operating results, costs for employee development and training initiatives, costs to centralize information technology operations and development of digital sales compensation plans.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(724)	$39,922	$(15,687)
Adjustments to reconcile (loss) income from operations to net cash flows from operating activities:
Depreciation and amortization	47,762	49,332	40,069
Contract termination fees	—	5,663	—
Impairment of long-lived assets	—	—	9,000
Losses/(gains) on sale of property, plant and equipment	166	474	(124)
Loss on sale of investments	3,000	—	—
Deferred income taxes	(5,065)	8,297	9,786
Excess tax benefits of share-based compensation plans	—	(4,206)	(5,814)
Stock and deferred compensation plans	7,148	8,223	7,197
Pension expense, net of payments	6,331	5,903	4,840
Other changes in certain working capital accounts, net	(30,069)	60,594	(41,779)
Miscellaneous, net	4,956	(1,620)	7,299
Net cash provided by operating activities	$33,505	$172,582	$14,787

2013 to 2012

The $139 million decrease in cash provided by operating activities was primarily attributable to changes in working capital in each of the periods and lower segment profit in 2013. The primary factors affecting changes in working capital are described below.

•	Due to the high level of political advertising in the fourth quarter of 2012, the timing of collections of accounts receivable decreased working capital by $14.1 million in 2013.

•	We received $25 million in 2012 for refunds of prior year taxes from the carryback of our 2011 net operating loss, increasing our cash flow from operations.

•	Income tax benefits recognized in 2013 of $21.6 million will not be realized until we utilize our net operating loss against future taxable income.

•
The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, decreased working capital by $9.8 million in 2013 and increased working capital by $5.6 million in 2012.

2012 to 2011

Cash flow provided by operating activities was $173 million in 2012 compared with $15 million in 2011. The $158 million increase was primarily attributable to higher television segment profit in an election year.

In addition to the changes in segment profit, changes in working capital increased cash flow from operating activities by $61 million in 2012 and decreased cash flow from operations by $42 million in 2011. The primary factors affecting the changes in working capital are described below.

•
We received $25 million in 2012 for refunds of prior year taxes from the carryback of our 2011 net operating loss, decreasing our working capital. The tax receivable increased working capital by the same amount in 2011.

•	The timing of collections of accounts receivable increased working capital by $10 million in 2012 due to the high level of political advertising in 2012 which is collected in advance.

•
Working capital increased $8 million in 2011 due to the timing of network affiliation payments. We did not make network affiliation payments to ABC in 2010 while we were negotiating the renewal of our affiliation agreements. The network affiliation payments were made in 2011 upon execution of the renewals.

•	Accruals for higher payments under our incentive plans decreased working capital by $5 million in 2012.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Cash Flows from Investing Activities:
Acquisitions	$—	$(266)	$(216,143)
Additions to property, plant and equipment	(20,522)	(30,210)	(12,183)
Changes in restricted cash	1,800	—	(7,510)
Purchase of investments	(1,575)	(5,066)	(9,045)
Miscellaneous, net	414	3,118	4,388
Net cash used in investing activities	$(19,883)	$(32,424)	$(240,493)

In 2013, 2012 and 2011 we used $20 million, $32 million and $240 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the years presented are described below.

•
In 2012, we increased our capital expenditures to $30 million primarily due to increased investments in our television business, while in 2013 and 2011, years with lower levels of political advertising, we incurred lower capital expenditures.

•	In 2011, we paid $216 million to acquire the McGraw-Hill television stations.

•
In 2011, our restricted cash increased by $7.5 million related to the deposit of cash with our insurance carrier. This account serves as collateral in place of a stand-by letter of credit. In 2013, the amount we were required to maintain with the insurance carried was reduced by $1.8 million.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Cash Flows from Financing Activities:
Increases in long-term debt	$200,000	$—	$212,000
Payments on long-term debt	(196,100)	(15,900)	—
Payments of financing costs	(2,470)	(993)	(8,871)
Repurchase of Class A Common shares	(74,199)	(23,564)	(51,383)
Proceeds from employee stock options	46,624	18,215	2,514
Tax payments related to shares withheld for vested stock and RSUs	(6,270)	(7,658)	(9,596)
Excess tax benefits from stock compensation plans	—	4,206	5,814
Miscellaneous, net	(2,594)	289	(1,807)
Net cash (used in) provided by financing activities	$(35,009)	$(25,405)	$148,671

In 2013 and 2012 we used $35 million and $25 million, respectively, in net cash for financing activities. In 2011 we had $149 million in net cash flows from financing activities. The primary factors affecting our financing activities are described below.
On November 26, 2013, we entered into a $275 million amended revolving credit and term loan agreement (“Amended Financing Agreement”) to refinance our existing revolving credit and term loan agreement ("Original Financing Agreement") from 2011. The Amended Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.

The Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. The Original Financing Agreement included certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios. We were in compliance with all financial covenants in the Financing Agreements at December 31, 2013 and 2012.
The Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2013, we were not required to make additional principal payments based on excess cash flow.

Our board of directors authorized the repurchase of up to $75 million of our Class A Common shares in 2010. We repurchased a total of $75 million of shares under this authorization through September 30, 2012, of which, $24 million and $51 million was repurchased in 2012 and 2011, respectively. No additional shares may be repurchased pursuant to the authorization.

In November 2012, our board of directors authorized the repurchase of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. We repurchased a total of $74 million of shares under this authorization through December 31, 2013. An additional $26 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2014.

In 2013, 2012 and 2011, we received $47 million, $18 million and $3 million, respectively, of proceeds from the exercise of employee stock options. The number of options being exercised has increased as our share price has moved above the exercise prices and the outstanding options near their expiration dates. As of December 31, 2012, our employees held options to purchase 8.0 million shares. At December 31, 2013, our employees held options to purchase 3.4 million shares at exercise prices between $6.63 and $11.28 per share. The weighted average exercise price of outstanding options, all of which are exercisable, was $9.46 at December 31, 2013.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.9 million in 2014 to our defined benefit pension plans.

We expect total capital expenditures for 2014 to be between $20 million and $25 million.
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
We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. Through November 2013, this hedge qualified as and was designated as a cash flow hedge. Upon refinancing our term loan B in November 2013, this hedge no longer qualifies as a cash flow hedge.
As of December 31, 2013 and 2012, we had outstanding letters of credit totaling $0.2 million and $1.1 million, respectively.

Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2013 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$2,000	$4,000	$4,000	$190,000	$200,000
Interest on note	6,468	12,740	12,480	12,228	43,916
Programming:
Not yet available for broadcast	62,532	33,523	7,943	—	103,998
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,839	9,328	6,400	1,439	19,006
Employment and talent contracts	26,753	23,633	2,840	300	53,526
Operating leases:
Noncancelable	4,190	3,471	2,284	7,251	17,196
Cancelable	663	511	78	—	1,252
Pension obligations:
Minimum pension funding	897	11,346	23,474	12,263	47,980
Other commitments:
Noncancelable purchase and service commitments	10,010	7,483	900	—	18,393
Other purchase and service commitments	25,636	18,016	741	—	44,393
Total contractual cash obligations	$140,988	$124,051	$61,140	$223,481	$549,660

Long-term debt — Our long-term debt bears interest at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.50%. The rate on our term loan B was 3.25% at December 31, 2013. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 1% increase in LIBOR would result in an increase in annual interest payments of $2.0 million.

Our Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2013, we were not required to make any additional principal payments from excess cash flow.

Other Contractual Obligations — In the ordinary course of business, we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment, and to purchase other goods and services.
Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our network affiliation agreements. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation agreements are also included. Variable amounts to the networks that are payable throughout the life of the contracts are included based on current estimates at December 31, 2013.
We expect to enter into additional program licenses and production contracts to meet our future programming needs.
Talent Contracts — We secure on-air talent for our television stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual obligations table.

Operating Leases — We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.
Leases for operating and office equipment are generally cancelable by either party with 30 to 90 day notice. However, we expect such contracts will remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.
We expect our operating leases will be renewed or replaced with similar agreements upon their expiration.
Pension Funding — We sponsor qualified defined benefit pension plans that cover substantially all non-union and certain union-represented employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERP. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2013, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2019-2023. While benefit payments under these plans are expected to continue beyond 2023, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2013, our reserves for income taxes totaled $10.7 million, which is reflected as a long-term liability in our Consolidated Balance Sheets.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.
We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2013. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2013		As of December 31, 2012
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	200,000	200,000	196,100	196,100
Long-term debt, including current portion	$200,000	$200,000	$196,100	$196,100

Interest rate swap	$723	$723	$1,619	$1,619

Financial instruments subject to market value risk:
Investments held at cost	$11,724	(a)	$15,242	(a)

(a)
Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon the sale of these securities.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. Through November 2013, this hedge qualified as and was designated as a cash flow hedge. Upon refinancing our term loan B in November 2013, this hedge no longer qualifies as a cash flow hedge.

Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error, collusion and the improper overriding of controls by management. Accordingly, even effective internal control can only provide reasonable, but not absolute assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2013. This report appears on page F-27.
Date: March 4, 2014
BY:

/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy M. Wesolowski
Timothy M. Wesolowski
Senior Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the internal control over financial reporting of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E. W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E. W. Scripps Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 4, 2014

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$221,255	$242,642
Restricted cash	8,210	10,010
Accounts and notes receivable (less allowances - 2013, $2,027; 2012, $2,491)	139,703	125,639
Inventory	6,543	6,437
Deferred income taxes	17,861	7,210
Income taxes receivable	436	2,926
Miscellaneous	8,046	7,836
Total current assets	402,054	402,700
Investments	16,567	21,115
Property, plant and equipment	353,797	374,931
Goodwill	27,966	27,966
Other intangible assets	137,862	144,783
Deferred income taxes	8,733	36,095
Miscellaneous	19,151	23,178
Total Assets	$966,130	$1,030,768
Liabilities and Equity
Current liabilities:
Accounts payable	$16,529	$23,329
Customer deposits and unearned revenue	28,633	26,240
Current portion of long-term debt	2,000	15,900
Accrued liabilities:
Employee compensation and benefits	26,986	37,118
Miscellaneous	28,930	28,545
Other current liabilities	10,043	14,901
Total current liabilities	113,121	146,033
Long-term debt (less current portion)	198,000	180,200
Other liabilities (less current portion)	107,272	164,625
Commitments and contingencies (Note 19)	—	—
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2013 - 44,094,501; shares; 2012 - 43,594,229 shares	441	436
Voting — authorized: 60,000,000 shares; issued and outstanding: 2013 - 11,932,722 shares; 2012 - 11,932,735 shares	119	119
Total	560	555
Additional paid-in capital	509,243	517,688
Retained earnings	116,893	136,293
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(718)	(1,009)
Pension liability adjustments	(80,205)	(115,831)
Total The E.W. Scripps Company shareholders’ equity	545,773	537,696
Noncontrolling interest	1,964	2,214
Total equity	547,737	539,910
Total Liabilities and Equity	$966,130	$1,030,768
See notes to consolidated financial statements.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2013	2012	2011

Operating Revenues:
Advertising	$613,093	$711,144	$550,305
Subscriptions	117,762	117,700	120,569
Retransmission	42,505	30,867	15,687
Other	43,511	43,747	42,099
Total operating revenues	816,871	903,458	728,660
Costs and Expenses:
Employee compensation and benefits	391,207	396,241	348,178
Programs and program licenses	53,826	56,783	57,713
Newsprint, press supplies and other printing costs	46,965	51,266	51,226
Newspaper distribution	48,490	50,379	51,091
Other expenses	201,089	201,302	174,023
Defined benefit pension plan expense	8,837	8,620	8,135
Acquisition and related integration costs	—	5,826	2,787
Separation and restructuring costs	4,893	9,335	9,935
Total costs and expenses	755,307	779,752	703,088
Depreciation, Amortization, and Losses (Gains):
Depreciation	40,839	42,258	38,822
Amortization of intangible assets	6,923	7,074	1,247
Impairment of long-lived assets	—	—	9,000
Losses (gains), net on disposal of property, plant and equipment	166	474	(124)
Net depreciation, amortization, and losses (gains)	47,928	49,806	48,945
Operating income (loss)	13,636	73,900	(23,373)
Interest expense	(10,448)	(12,246)	(1,640)
Miscellaneous, net	(11,760)	(4,747)	(675)
(Loss) income from operations before income taxes	(8,572)	56,907	(25,688)
(Benefit) provision for income taxes	(7,848)	16,985	(10,001)
Net (loss) income	(724)	39,922	(15,687)
Net loss attributable to noncontrolling interests	(250)	(266)	(150)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(474)	$40,188	$(15,537)
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$0.70	$(0.27)
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$0.69	$(0.27)

Weighted average shares outstanding:
Basic	56,516	54,907	57,217
Diluted	56,516	55,381	57,217
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2013	2012	2011

Net (loss) income	$(724)	$39,922	$(15,687)
Changes in fair value of derivative, net of tax of $175 and $(610)	291	(1,009)	—
Changes in defined benefit pension plans, net of tax of $21,662; $(10,893) and $(9,961)	35,811	(18,009)	(16,733)
Other	(185)	(274)	732
Total comprehensive income (loss)	35,193	20,630	(31,688)
Less comprehensive loss attributable to noncontrolling interest	(250)	(266)	(150)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$35,443	$20,896	$(31,538)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2013	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(724)	$39,922	$(15,687)
Adjustments to reconcile (loss) income from operations to net cash flows from operating activities:
Depreciation and amortization	47,762	49,332	40,069
Contract termination fees	—	5,663	—
Impairment of long-lived assets	—	—	9,000
Losses/(gains) on sale of property, plant and equipment	166	474	(124)
Loss on sale of investments	3,000	—	—
Deferred income taxes	(5,065)	8,297	9,786
Excess tax benefits of share-based compensation plans	—	(4,206)	(5,814)
Stock and deferred compensation plans	7,148	8,223	7,197
Pension expense, net of payments	6,331	5,903	4,840
Other changes in certain working capital accounts, net	(30,069)	60,594	(41,779)
Miscellaneous, net	4,956	(1,620)	7,299
Net cash provided by operating activities	33,505	172,582	14,787
Cash Flows from Investing Activities:
Acquisitions	—	(266)	(216,143)
Additions to property, plant and equipment	(20,522)	(30,210)	(12,183)
Changes in restricted cash	1,800	—	(7,510)
Purchase of investments	(1,575)	(5,066)	(9,045)
Miscellaneous, net	414	3,118	4,388
Net cash used in investing activities	(19,883)	(32,424)	(240,493)
Cash Flows from Financing Activities:
Increases in long-term debt	200,000	—	212,000
Payments on long-term debt	(196,100)	(15,900)	—
Payments of financing costs	(2,470)	(993)	(8,871)
Repurchase of Class A Common shares	(74,199)	(23,564)	(51,383)
Proceeds from employee stock options	46,624	18,215	2,514
Tax payments related to shares withheld for vested stock and RSUs	(6,270)	(7,658)	(9,596)
Excess tax benefits from stock compensation plans	—	4,206	5,814
Miscellaneous, net	(2,594)	289	(1,807)
Net cash (used in) provided by financing activities	(35,009)	(25,405)	148,671
(Decrease) increase in cash and cash equivalents	(21,387)	114,753	(77,035)
Cash and cash equivalents:
Beginning of year	242,642	127,889	204,924
End of year	$221,255	$242,642	$127,889
See notes to consolidated financial statements.

Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2010	$583	$558,225	$111,641	$(81,547)	$2,630	$591,532
Net loss	—	—	(15,537)	—	(150)	(15,687)
Changes in defined benefit pension plans	—	—	—	(16,733)	—	(16,733)
Repurchase 6,216,610 Class A Common Shares	(62)	(51,321)	—	—	—	(51,383)
Compensation plans: 2,166,605 net shares issued *	22	1,571	1	—	—	1,594
Excess tax expense of compensation plans	—	6,946	—	—	—	6,946
Other	—	—	—	732	—	732
As of December 31, 2011	543	515,421	96,105	(97,548)	2,480	517,001
Net income	—	—	40,188	—	(266)	39,922
Changes in defined benefit pension plans	—	—	—	(18,009)	—	(18,009)
Change in fair value of derivative	—	—	—	(1,009)	—	(1,009)
Repurchase 2,478,453 Class A Common Shares	(25)	(23,539)	—	—	—	(23,564)
Compensation plans: 3,718,800 net shares issued *	37	18,253	—	—	—	18,290
Excess tax benefits of compensation plans	—	7,553	—	—	—	7,553
Other	—	—	—	(274)	—	(274)
As of December 31, 2012	555	517,688	136,293	(116,840)	2,214	539,910
Net loss	—	—	(474)	—	(250)	(724)
Changes in defined benefit pension plans	—	—	—	35,811	—	35,811
Change in fair value of derivative	—	—	—	291	—	291
Repurchase 5,065,660 Class A Common Shares	(51)	(55,222)	(18,926)	—	—	(74,199)
Compensation plans: 5,565,932 net shares issued *	56	46,777	—	—	—	46,833
Other	—	—	—	(185)	—	(185)
As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
* Net of tax payments related to shares withheld for vested stock and RSUs of $6,270 in 2013, $7,658 in 2012, and $9,596 in 2011.
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
Nature of Operations — We are a diverse media enterprise with a portfolio of television, print and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, newspapers, and syndication and other.
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
We derive approximately 75% of our operating revenues from marketing services, including advertising. Changes in the demand for such services both nationally and in individual markets can affect operating results.
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
Income (loss) attributable to noncontrolling interests in subsidiary companies is included in net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations.
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
Our primary sources of revenue are from the sale of print, broadcast and digital advertising, retransmission fees received from cable operators and satellite carriers and newspaper subscription fees.
Revenue recognition policies for each source of revenue are as follows.
Advertising — Print and broadcast advertising revenue is recognized, net of agency commissions, when we display the advertisements. Digital advertising includes time-based, impression-based, and click-through campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognize digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs as impressions are delivered or as click-throughs occur.

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
Broadcast advertising arrangements may guarantee the advertiser a minimum audience. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. We recognize broadcast advertising revenue as the guaranteed minimum audience is delivered.
Newspaper Subscriptions — We recognize newspaper subscription revenue upon the publication date of the newspaper. We defer revenues from prepaid newspaper subscriptions and recognize subscription revenue on a pro-rata basis over the term of the subscription.
We base subscription revenue for newspapers sold directly to subscribers on the retail rate. We base subscription revenue for newspapers sold to independent newspaper distributors, which are subject to returns, upon the wholesale rate. We estimate returns based on historical return rates and adjust our estimates based on the actual returns.
Retransmission — We derive revenues from cable and satellite retransmission of our broadcast signal. We recognize retransmission revenues based on the contractual terms and rates.
Other Revenues — We also derive revenues from printing and distribution of other publications. We recognize printing revenues and third-party distribution revenue when the product is delivered in accordance with the customer’s instructions.
Cash Equivalents — Cash-equivalents represent highly liquid investments with an original maturity of less than three months.
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

We compute depreciation using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 to 45 years
Leasehold improvements	Shorter of term of lease or useful life
Printing presses	20 to 30 years
Other newspaper production equipment	5 to 15 years
Television transmission towers and related equipment	15 to 35 years
Other television and program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years
Programs and Program Licenses — Programs and program licenses include the cost of national television network programming, programming produced by us or for us by independent production companies and programs licensed under agreements with independent producers.
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

The costs of programming produced by us or for us by independent production companies are expensed over the course of the television season. Internal costs, including employee compensation and benefits, to produce daily or live broadcast shows, such as news, sports or daily magazine shows are expensed as incurred and are not classified in our Consolidated Statements of Operations as program costs.
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
FCC licenses represent the value assigned to the broadcast licenses of acquired broadcast television stations. Broadcast television stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) which prohibits the operation of stations except in accordance with an FCC license. FCC licenses stipulate each station’s operating parameters as defined by channels, effective radiated power and antenna height. FCC licenses are granted for a term of up to eight years, and are renewable upon request. We have never had a renewal request denied and all previous renewals have been for the maximum term.
We do not amortize goodwill and other indefinite-lived intangible assets, but we review them for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.
We review goodwill for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are television and newspapers.

Amortizable Intangible Assets — Television network affiliations represents the value assigned to an acquired broadcast television station’s relationship with a national television network. Television stations affiliated with national television networks typically have greater profit margins than independent television stations, primarily due to audience recognition of the television station as a network affiliate. We amortize these network affiliation relationships on a straight-line basis over estimated useful lives of 20 years.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $16.3 million and $21.2 million at December 31, 2013 and 2012, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
Income Taxes — We recognize deferred income taxes for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. We establish a valuation allowance if we believe that it is more likely than not that we will not realize some or all of the deferred tax assets.
We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or that we expect to take in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in other liabilities in the Consolidated Balance Sheets.
Newsprint, Press Supplies and Other Printing Costs — Newsprint, press supplies and other printing costs include costs incurred to print and produce our newspapers and other publications. We expense these costs as incurred.
Risk Management Contracts — We do not hold derivative financial instruments for trading or speculative purposes and we do not hold leveraged contracts. From time to time, we may use derivative financial instruments to limit the impact of interest rate fluctuations on our earnings and cash flows.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(474)	$40,188	$(15,537)
Less income allocated to RSUs	—	(1,845)	—
Numerator for basic and diluted earnings per share	$(474)	$38,343	$(15,537)
Denominator
Basic weighted-average shares outstanding	56,516	54,907	57,217
Effect of dilutive securities:
Stock options held by employees and directors	—	474	—
Diluted weighted-average shares outstanding	56,516	55,381	57,217
Anti-dilutive securities(1)	4,957	176	14,077

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2012, in the determination of dilutive securities, the inclusion of RSUs as participating securities is more dilutive, and therefore, the dilutive EPS calculation excludes them. For 2013 and 2011, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.

Derivative Financial Instruments — It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the Consolidated Statement of Operations when the effects of the item being hedged are recognized in the statement of operations. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the Consolidated Statement of Operations. All ineffective changes in derivative fair values are recognized currently in earnings.

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
In July 2012, the FASB amended the guidance on testing indefinite-lived assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not impaired, a calculation of the asset's fair value is required. Otherwise, no quantitative calculation is necessary. This guidance was effective for our annual impairment tests for the year ended December 31, 2013. The adoption of this guidance did not have a material impact on our financial statements; rather it may change our approach to testing indefinite-lived intangible assets for impairment.

3. Acquisitions
On December 30, 2011, we completed our acquisition of the television station group owned by McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) for $212 million in cash, plus a working capital adjustment of $4.4 million. We financed the transaction pursuant to a credit agreement entered into on December 9, 2011. The businesses acquired include four ABC-affiliated television stations and five Azteca America affiliates.
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
Pro forma results of operations, assuming the transaction had taken place at the beginning of 2010, is included in the following table. The pro forma information includes the historical results of operations of Scripps and McGraw-Hill and adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes the pre-acquisition transaction related expenses incurred by the acquired companies. The pro forma information does not include efficiencies, costs reductions and synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

For the year ended December 31,
(in thousands, except per share data) (unaudited)	2011

Operating revenues	$822,516
Loss attributable to the shareholders of The E.W. Scripps Company	(24,310)
Loss per share attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.42)
Diluted	$(0.42)

4. Asset Write-Downs and Other Charges and Credits
Income (loss) from operations was affected by the following:
2013 — Restructuring costs, primarily at our newspaper operations, totaled $4.9 million. Restructuring costs primarily include costs associated with efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division.
We recorded a $4.5 million non-cash loss on the disposition of certain investments and to reduce the carrying value of certain investments.
We recorded a $4.6 million non-cash charge to write-off unamortized deferred loan fees and costs as a result of the debt refinance in the fourth quarter of 2013.
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
We recorded a $1.4 million non-cash charge to reduce the carrying value of certain investments.
2011 — Restructuring costs at our newspaper operations totaled $9.9 million. Restructuring costs primarily include costs associated with a reduction-in-force and efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division.
We incurred $2.8 million of transaction-related costs for the acquisition of the television group owned by McGraw-Hill Broadcasting.
We recorded a $9.0 million non-cash charge to reduce the carrying value of long-lived assets at four of our newspapers.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Current:
Federal	$319	$770	$(27,918)
State and local	(3,102)	365	1,185
Total	(2,783)	1,135	(26,733)
Tax benefits of compensation plans allocated to additional paid-in capital	—	7,553	6,946
Total current income tax provision	(2,783)	8,688	(19,787)
Deferred:
Federal	15,467	18,023	16,637
Other	1,334	1,943	3,110
Total	16,801	19,966	19,747
Deferred tax allocated to other comprehensive income (loss)	(21,866)	(11,669)	(9,961)
Total deferred income tax provision	(5,065)	8,297	9,786
(Benefit) provision for income taxes	$(7,848)	$16,985	$(10,001)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2013	2012	2011

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	4.4	2.1	(1.8)
Reserve for uncertain tax positions	35.7	(7.3)	(1.9)
Amended returns, settlements and other	16.5	—	7.6
Effective income tax rate	91.6%	29.8%	38.9%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2013	2012

Temporary differences:
Property, plant and equipment	$(44,448)	$(46,016)
Goodwill and other intangible assets	(2,684)	1,605
Investments, primarily gains and losses not yet recognized for tax purposes	4,750	3,128
Accrued expenses not deductible until paid	11,865	16,213
Deferred compensation and retiree benefits not deductible until paid	37,041	61,703
Other temporary differences, net	25	244
Total temporary differences	6,549	36,877
Federal and state net operating loss carryforwards	21,123	6,984
Valuation allowance for state deferred tax assets	(1,078)	(556)
Net deferred tax asset	$26,594	$43,305
Total federal operating loss carryforwards were $57 million and state operating loss carryforwards were $266 million at December 31, 2013. Our federal tax loss carryforwards and our state tax loss carryforwards expire through 2033. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets totaled $26.6 million at December 31, 2013. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position in 2013. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax return for 2013, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. The amount of unrecognized tax deductions for the year ended December 31, 2013 was approximately $23 million.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Gross unrecognized tax benefits at beginning of year	$16,386	$21,240	$20,010
Increases in tax positions for prior years	2,692	623	1,500
Decreases in tax positions for prior years	—	(1,287)	(270)
Decreases from lapse in statute of limitations	(2,670)	(4,190)	—
Settlements	(1,584)	—	—
Gross unrecognized tax benefits at end of year	$14,824	$16,386	$21,240
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8 million at December 31, 2013. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At

December 31, 2013 and 2012, we had accrued interest related to unrecognized tax benefits of $2.4 million and $2.5 million, respectively.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2013, we are no longer subject to federal income tax examinations for years prior to 2012. For state and local jurisdictions, we are no longer subject to income tax examinations for years prior to 2009.
In 2013 and 2012, we recognized $3.1 million and $5.5 million, respectively, of previously unrecognized tax benefits primarily due to the lapse of the statute of limitations in certain tax jurisdictions.

During 2011, we settled the examinations of our 2005 to 2009 federal income tax returns with the Internal Revenue Service. Our tax benefit was increased $1.6 million due to the realization of previously unrecognized tax benefits.
Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $7.0 million.

6. Restricted Cash

At December 31, 2013 and 2012, we had $8.2 million and $10 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2013	2012

Investments held at cost	$11,724	$15,242
Equity method investments	4,843	5,873
Total investments	$16,567	$21,115
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2013 and 2012. There can be no assurance we would realize the carrying values of these securities upon their sale.

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2013	2012

Land and improvements	$73,980	$74,797
Buildings and improvements	231,219	223,761
Equipment	472,407	494,024
Computer software	36,155	33,635
Total	813,761	826,217
Accumulated depreciation	459,964	451,286
Net property, plant and equipment	$353,797	$374,931

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
9. Goodwill and Other Intangible Assets
Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2013	2012

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	22,304	22,304
Other	3,561	3,765
Total carrying amount	104,709	104,913
Accumulated amortization:
Television network affiliation relationships	(9,691)	(5,755)
Customer lists and advertiser relationships	(13,138)	(10,346)
Other	(1,833)	(1,844)
Total accumulated amortization	(24,662)	(17,945)
Net amortizable intangible assets	80,047	86,968
Other indefinite-lived intangible assets — FCC licenses	57,815	57,815
Total other intangible assets	$137,862	$144,783
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Total

Gross balance as of December 31, 2010	$215,414	$778,900	$994,314
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Balance as of December 31, 2010	—	—	—
Acquisition in 2011	28,591	—	28,591
Balance as of December 31, 2011	$28,591	$—	$28,591

Gross balance as of December 31, 2011	$244,005	$778,900	$1,022,905
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Net balance as of December 31, 2011	28,591	—	28,591
Purchase accounting adjustments in 2012	(625)	—	(625)
Balance as of December 31, 2012	$27,966	$—	$27,966

Gross balance as of December 31, 2012	$243,380	$778,900	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	(994,314)
Balance as of December 31, 2013	$27,966	$—	$27,966
Estimated amortization expense of intangible assets for each of the next five years is $6.8 million in 2014, $6.8 million in 2015, $6.7 million in 2016, $4.2 million in 2017, $4.2 million in 2018, and $51.3 million in later years.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2013	2012

Variable rate credit facility	$—	$—
Term loan	200,000	196,100
Long-term debt	200,000	196,100
Current portion of long-term debt	2,000	15,900
Long-term debt (less current portion)	$198,000	$180,200
Fair value of long-term debt *	$200,000	$196,100
* For 2013, fair value of the term loan was estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. For 2012, fair value of the term loan was estimated based on current rates available to the Company for debt of the same remaining maturity and are classified as Level 2 in the fair value hierarchy.
On November 26, 2013, we entered into a $275 million amended revolving credit and term loan agreement (“Amended Financing Agreement”) to refinance our existing revolving credit and term loan agreement ("Original Financing Agreement"). The Amended Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. As a result of the debt refinance, $4.6 million of unamortized deferred loan fees and costs under the Original Financing Agreement were written off and recognized as miscellaneous non-operating expense in the Consolidated Statement of Operations.
As part of the debt refinancing, certain terms of the Original Financing Agreement were amended, including increased uncommitted incremental loan capacity, increased acquisition capacity, and increased flexibility under the affirmative and negative covenants. The Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. The Original Financing Agreement included certain affirmative and negative covenants, including maintenance of minimum fixed charge coverage and leverage ratios.
Interest is payable on the term loan B at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.50%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of December 31, 2013, the interest rate was 3.25% on the term loan B. The Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2013, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.66% and 4.22% during December 31, 2013 and 2012, respectively.
Scheduled principal payments on long-term debt at December 31, 2013 are: $2.0 million in 2014, $2.0 million in 2015 $2.0 million in 2016, $2.0 million in 2017, $2.0 million in 2018, and $190.0 million thereafter.
Under the terms of the Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, inventories and equipment.
The Amended Financing Agreement allows us to make restricted payments (dividends and stock repurchases) up to $50 million plus additional amounts based on our financial results and condition. We can make additional stock repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. We can also make acquisitions as long as the pro forma net leverage ratio is less than 4.5 to 1.0.
Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.
As of December 31, 2013 and 2012, we had outstanding letters of credit totaling $0.2 million and $1.1 million, respectively.

11. Financial Instruments

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates we may enter into interest rate management instruments.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in March 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which was designated as and qualified as a cash flow hedge through November 2013, is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based the expectation of future interest rates (forward curves) derived from observed market interest rate curves and implied volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	December 31, 2013			December 31, 2012
	Notional	Fair value		Notional	Fair value
(in thousands)	amount	Asset	Liability (1)	amount	Asset	Liability (1)

Derivatives designated as cash flow hedges:
Interest rate swap	$—	$—	$—	$75,000	$—	$1,619
Derivatives not designated as cash flow hedges:
Interest rate swap	$75,000	$—	$723	$—	$—	$—

(1) Balance recorded as other liabilities in Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. Upon refinancing our term loan B in November 2013, this hedge no longer qualifies as a cash flow hedge and gains and losses on the derivative are recognized in current earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through March 2016. For the year ended December 31, 2013, less than $0.1 million was amortized into earnings from accumulated other comprehensive loss and is included in the reclassified from accumulated OCL, gain/(loss) line in the table below.

	As of December 31,
(in thousands)	2013	2012

Effective portion recognized in accumulated OCL, gain/(loss)	(182)	(2,147)
Reclassified from accumulated OCL, gain/(loss)	649	528
Gain/(loss) on derivative	468	—

12. Fair Value Measurement

We measure certain financial assets at fair value on a recurring basis, such as derivatives and cash equivalents. The fair value of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$30,000	$30,000	$—	$—
Interest rate swap	(723)	—	(723)	—

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$—	$—	$—	$—
Interest rate swap	(1,619)	—	(1,619)	—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2013	2012

Employee compensation and benefits	$19,756	$20,596
Liability for pension benefits	62,020	112,556
Liabilities for uncertain tax positions	10,670	12,534
Other	14,826	18,939
Other liabilities (less current portion)	$107,272	$164,625

14. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

15. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(14,064)	$10,181	$(3,085)
Income taxes receivable/payable — net	2,490	34,412	(22,499)
Accounts payable	(6,800)	5,631	(16,745)
Accrued employee compensation and benefits	(10,132)	2,049	(3,393)
Other accrued liabilities	2,326	673	(6,648)
Other, net	(3,889)	7,648	10,591
Total	$(30,069)	$60,594	$(41,779)

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Supplemental cash flow disclosures:
Interest paid, excluding amounts capitalized	$8,067	$9,339	$291
Income taxes paid	$417	$7,088	$8,304

16. Employee Benefit Plans
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
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Service cost	$79	$104	$48
Interest cost	23,732	25,830	25,931
Expected return on plan assets, net of expenses	(21,501)	(22,520)	(23,009)
Amortization of actuarial (gain)/loss	4,192	3,586	2,984
Curtailment/Settlement losses	—	664	8
Total for defined benefit plans	6,502	7,664	5,962
Multi-employer plans	407	467	467
SERP	2,335	956	2,044
Defined contribution plans	11,379	10,538	9,476
Net periodic benefit cost	20,623	19,625	17,949

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Current year actuarial gain/(loss)	$52,063	$(30,761)	(29,350)
Amortization of actuarial (gain)/loss	4,192	4,246	2,982
Amortization of prior service cost	—	4	4
Total	$56,255	$(26,511)	$(26,364)
In addition to the amounts summarized above, amortization of actuarial losses of $0.4 million, $0.3 million and $1.3 million were recorded through other comprehensive income in 2013, 2012 and 2011, respectively, related to our SERP plan. A current year actuarial loss of $0.7 million, $2.3 million and $1.6 million was recognized in 2013, 2012 and 2011, respectively, related to our SERP plan. In 2013, a settlement charge of $1.1 million was recorded for our SERP plan.
Assumptions used in determining the annual retirement plans expense were as follows:

	2013	2012	2011

Discount rate	4.27%	5.29%	5.85%
Long-term rate of return on plan assets	4.65%	5.30%	5.70%
Increase in compensation levels	3.3%	3.3%	3.3%
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
Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2013	2012	2013	2012

Accumulated benefit obligation	$503,500	$568,679	$14,593	$15,607
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$570,219	$499,843	$15,920	$14,337
Service cost	79	104	—	—
Interest cost	23,732	25,830	749	721
Benefits paid	(24,806)	(19,927)	(804)	(1,440)
Actuarial (gains)/losses	(64,653)	66,388	662	2,302
Curtailments/Settlements	—	(2,019)	(1,655)	—
Projected benefit obligation at end of year	504,571	570,219	14,872	15,920
Plan assets:
Fair value at beginning of year	472,417	435,086	—	—
Actual return on plan assets	8,911	58,147	—	—
Company contributions	69	1,130	2,459	1,440
Benefits paid	(24,806)	(19,927)	(804)	(1,440)
Curtailments/Settlements	—	(2,019)	(1,655)	—
Fair value at end of year	456,591	472,417	—	—
Funded status	$(47,980)	$(97,802)	$(14,872)	$(15,920)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(832)	$(1,540)
Noncurrent liabilities	(47,980)	(97,802)	(14,040)	(14,380)
Total	$(47,980)	$(97,802)	$(14,872)	$(15,920)
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$119,091	$175,347	$9,343	$10,145
In 2014, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $2.9 million (including $0.3 million for the SERP).

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2013	2012	2013	2012

Accumulated benefit obligation	$503,500	$568,679	$14,593	$15,607
Projected benefit obligation	504,571	570,219	14,872	15,920
Fair value of plan assets	456,591	472,417	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2013	2012	2011

Weighted average discount rate	5.08%	4.27%	5.29%
Increase in compensation levels	2.0%	3.3%	3.3%
We expect to contribute $0.8 million in 2014 to fund SERP benefits. We have met the minimum funding requirements for our qualified defined benefit pension plans and expect to make $0.1 million in contributions in 2014.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $21.6 million in 2014, $22.6 million in 2015, $23.6 million in 2016, $25.0 million in 2017, $26.6 million in 2018 and a total of $156.4 million for the five years ending 2023.
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits under defined benefit pension plans covering the majority of employees. We evaluate our asset allocation target ranges for equity, fixed income and other investments annually. We monitor actual asset allocations monthly and adjust as necessary. We control risk through diversification among multiple asset classes, managers and styles. Risk is further monitored at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2014	2013	2012

US equity securities	10%	10%	11%
Non-US equity securities	15%	16%	14%
Fixed-income securities	70%	69%	69%
Other	5%	5%	6%
Total	100%	100%	100%
U.S. equity securities include common stocks of large, medium and small capitalization companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside of the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations. Other investments include real estate funds.
We have target asset allocations to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10- and 15 year periods.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2013 and 2012:

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$122,851	$—	$122,851	$—
Fixed income
Common/collective trust funds	312,626	—	312,626	—
Real estate fund	19,534	—	—	19,534
Cash equivalents	1,580	1,580	—	—
Fair value of plan assets	$456,591	$1,580	$435,477	$19,534

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$112,157	$—	$112,157	$—
Other	11,783	11,783	—	—
Fixed income
Common/collective trust funds	319,682	—	319,682	—
Other	7,725	7,725	—	—
Real estate fund	17,766	—	—	17,766
Cash equivalents	3,304	3,304	—	—
Fair value of plan assets	$472,417	$22,812	$431,839	$17,766

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

The following table presents a reconciliation of Level 3 assets held during 2013 and 2012:

(in thousands)	Real Estate Fund

As of December 31, 2011	$15,818
Unrealized gains/(losses)	1,948
As of December 31, 2012	17,766
Unrealized gains/(losses)	1,768
As of December 31, 2013	$19,534

Multi-employer plans
We participate in four multi-employer pension plans that cover certain employees that are members of unions or trade associations that have a collective bargaining agreement with us. We represent fewer than 5% of the total contributions made to the four plans and deem only two of the four plans we participate in to be significant. The following table summarizes the two plans we deem significant:

		Pension Protection Act Zone Status			Contributions of the Company
Pension Fund	EIN/Pension Plan Number	2013	2012	FIP/RP Status Pending/Implemented	2013	2012	2011	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement

GCIU	91-6024903	Red	Red	Implemented	$99,594	$117,131	$108,262	Yes	2012
CWA/ITU	13-6212879	Red	Red	Implemented	$116,295	$126,205	$134,441	NA	2012

Certain collective bargaining agreements have expired. We are either working under signed extensions of these agreements or under posted conditions consistent with these agreements, or are in negotiations to renew these agreements in 2014.

The CWA/ITU Negotiated Pension Plan has a withdrawal liability of approximately $4.8 million. Contribution rates are scheduled to remain consistent with current rates for the foreseeable future. A rehabilitation plan was adopted in 2010 related to pension vesting and early retirement, however, mandatory increases in contributions or surcharges were not implemented.

The GCIU-Employer Retirement Fund has a withdrawal liability of approximately $30.7 million. A rehabilitation plan was adopted in 2009, which increased employer contributions beginning in 2013 and will continue through 2014.

17. Segment Information
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes 10 ABC affiliates, three NBC affiliates, one independent station that we operate as a duopoly with our Kansas City NBC affiliate and five Azteca America affiliates. Our television stations reach approximately 13% of the nation’s households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable and satellite operators.
Our newspaper segment includes daily and community newspapers in 13 markets across the United States. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and newspaper subscription fees.
Syndication and other primarily includes certain digital operations outside our television and newspaper markets and syndication of news features and comics and other features for the newspaper industry.
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operation services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash, cash equivalents, restricted cash, property and equipment primarily used for corporate purposes, and deferred income taxes. A portion of our digital operations, which are not allocated to our television and newspaper segments, is included in shared services and corporate.
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense (other than current service cost), income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
Effective January 1, 2013, we began recording the expenses to grow digital operations in shared services and corporate. We have recast the prior periods for this change.

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Segment operating revenues:
Television	$422,763	$493,896	$300,598
Newspapers	384,514	399,091	414,289
Syndication and other	9,594	10,471	13,773
Total operating revenues	$816,871	$903,458	$728,660
Segment profit (loss):
Television	$99,790	$159,917	$51,989
Newspapers	27,965	27,595	26,417
Syndication and other	102	(347)	(1,343)
Shared services and corporate	(52,563)	(39,678)	(30,634)
Depreciation and amortization of intangibles	(47,762)	(49,332)	(40,069)
Impairment of long-lived assets	—	—	(9,000)
(Losses) gains, net on disposal of property, plant and equipment	(166)	(474)	124
Defined benefit pension plan expense	(8,837)	(8,620)	(8,135)
Acquisition and related integration costs	—	(5,826)	(2,787)
Separation and restructuring costs	(4,893)	(9,335)	(9,935)
Interest expense	(10,448)	(12,246)	(1,640)
Miscellaneous, net	(11,760)	(4,747)	(675)
(Loss) income from operations before income taxes	$(8,572)	$56,907	$(25,688)
Depreciation:
Television	$22,561	$23,022	$16,579
Newspapers	16,204	18,186	20,914
Syndication and other	78	55	138
Shared services and corporate	1,996	995	1,191
Total depreciation	$40,839	$42,258	$38,822
Amortization of intangibles:
Television	$6,378	$6,413	$318
Newspapers	545	661	929
Total amortization of intangibles	$6,923	$7,074	$1,247

The following table presents additions to property, plant and equipment by segment:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Additions to property, plant and equipment:
Television	$12,595	$19,947	$10,215
Newspapers	2,399	2,771	1,793
Syndication and other	—	780	362
Shared services and corporate	6,361	6,712	273
Total additions to property, plant and equipment	$21,355	$30,210	$12,643

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2013	2012	2011

Assets:
Television	$410,529	$415,174	$432,584
Newspapers	261,974	278,110	296,414
Syndication and other	2,017	3,837	1,783
Investments	11,652	15,171	16,776
Shared services and corporate	279,958	318,476	222,971
Total assets	$966,130	$1,030,768	$970,528

No single customer provides more than 10% of our revenue.

18. Spin-off of Scripps Networks Interactive, Inc.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.

In connection with the separation, we entered into several agreements, including a Tax Allocation Agreement. This agreement sets forth the allocations between us and SNI with regards to liabilities for federal, state and local taxes for periods prior to the separation. Pursuant to this agreement, we paid SNI $0.4 million and $7.1 million in 2012 and 2011, respectively, for its share of the tax refund claims we received from the tax authorities.

In addition, under the terms of the Tax Allocation Agreement, we receive any tax deductions for share-based compensation awards held by our employees in SNI. In 2013, 2012 and 2011, we took deductions upon the exercise of those awards that totaled approximately $14.3 million, $17.8 million and $5.8 million, respectively. These benefits are recorded as additional paid-in-capital at the time they are realized. At December 31, 2013, our employees held approximately 0.4 million SNI options which expire through 2017.

19. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in a material loss.

Minimum payments on noncancelable leases at December 31, 2013 were: $4.2 million in 2014, $2.1 million in 2015, $1.4 million in 2016, $1.4 million in 2017, $0.9 million in 2018, and $7.2 million in later years. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $8.7 million in 2013, $10.3 million in 2012 and $7.8 million in 2011.

20. Capital Stock and Share-Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Our board of directors authorized the repurchase of up to $75 million of our Class A Common shares in 2010. We completed repurchases under the authorization in the third quarter of 2012. Under this authorization, we repurchased a total of $75 million of shares at prices ranging from $6.55 to $11.33 per share. No additional shares may be repurchased pursuant to this authorization.
In November 2012, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased a total of $74 million of shares at prices ranging from $10.83 to $19.97 per share during 2013.

Incentive Plans — On May 13, 2010, we adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors. Any shares previously granted under the 1997 Plan that are subsequently forfeited, terminated, settled in cash or used to satisfy tax withholding obligations become available for issuance under the 2010 Plan.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2013, 4.5 million shares were available for future stock compensation awards.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2010	10,502,083	$9.57	$6-11
Exercised in 2011	(311,933)	8.01	6-10
Forfeited in 2011	(95,528)	9.53	7-11
Outstanding and exercisable at December 31, 2011	10,094,622	$9.62	$7-11

Outstanding at December 31, 2011	10,094,622	$9.62	$7-11
Exercised in 2012	(2,046,309)	9.03	8-10
Forfeited in 2012	(36,933)	9.12	8-11
Outstanding and exercisable at December 31, 2012	8,011,380	$9.77	$7-11

Outstanding at December 31, 2012	8,011,380	$9.77	$7-11
Exercised in 2013	(4,635,148)	10.00	$7-11
Forfeited in 2013	(6,184)	10.23	$9-11
Outstanding and exercisable at December 31, 2013	3,370,048	$9.46	$7-11

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Cash received upon exercise	$46,624	$18,215	$2,514
Intrinsic value (market value on date of exercise less exercise price)	18,468	2,378	446
Tax benefits realized (1)	6,926	892	167
(1) Benefits to be recognized in future years when realizable.

Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2004 – expire in 2014	$10-11	0.28	126,578	$10.67	$1.4
2005 – expire in 2015	10-11	1.28	47,882	10.90	0.5
2006 – expire in 2014	10-11	0.27	166,191	10.27	1.9
2007 – expire in 2015	9-10	1.15	1,047,996	10.35	11.9
2008 – expire in 2016	7-10	2.23	1,981,401	8.80	25.6
Total	$7-11	1.71	3,370,048	$9.46	$41.3

Restricted Stock and Restricted Stock Units — Awards of Class A Common shares (restricted stock) and restricted stock units generally require no payment by the employee. RSUs are converted into an equal number of Class A Common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on awards granted to employees and non-employee directors.

Long-term incentive compensation includes performance share awards. Performance share awards represent the right to receive an award of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded.

Information and activity for our restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2010	6,184,626	$2.19	$1-141
Awarded in 2011	784,750	9.32	7-10
Vested in 2011	(2,923,637)	2.32	1-141
Forfeited in 2011	(63,207)	2.38	1-9
Unvested at December 31, 2011	3,982,532	$3.53	$1-11
Awarded in 2012	877,349	9.77	8-11
Vested in 2012	(2,506,232)	2.68	9-11
Forfeited in 2012	(24,247)	8.19	1-10
Unvested at December 31, 2012	2,329,402	$6.75	$1-11
Awarded in 2013	757,229	11.71	11-20
Vested in 2013	(1,452,719)	5.01	1-12
Forfeited in 2013	(47,071)	10.35	9-12
Unvested at December 31, 2013	1,586,841	$10.59	$7-20

The following table presents additional information about restricted stock and restricted stock unit vesting:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Fair value of shares and units vested	$16,565	$23,326	$27,933
Tax benefits realized on vesting (1)	6,212	8,747	10,475
(1) Benefits to be recognized in future years when realizable.

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011

Share-based compensation:
Restricted stock and RSUs	$6,078	$7,549	$8,120
Stock options	—	—	262
Total share-based compensation	$6,078	$7,549	$8,382
Share-based compensation, net of tax	$3,799	$4,718	$5,239
As of December 31, 2013, $6.6 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.6 years.

21. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive loss before reclassifications	(113)	—	—	(113)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $245	404	—	—	404
Actuarial (gain) loss (b), net of tax of $21,927	—	35,811	(185)	35,626
Net current-period other comprehensive income (loss)	$291	$35,811	$(185)	$35,917
Ending balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)

(a) Included in interest expense in the Consolidated Statements of Operations
(b) Included in defined benefit pension plan expense in the Consolidated Statements of Operations

22. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2013	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$198,653	$207,853	$189,535	$220,830	$816,871
Costs and expenses	(190,538)	(187,935)	(185,418)	(191,416)	(755,307)
Depreciation and amortization of intangibles	(11,814)	(11,774)	(12,096)	(12,078)	(47,762)
(Losses) gains, net on disposal of property, plant and equipment	(5)	42	(177)	(26)	(166)
Interest expense	(2,613)	(2,656)	(2,655)	(2,524)	(10,448)
Miscellaneous, net	(1,304)	(1,634)	(1,087)	(7,735)	(11,760)
Benefit (provision) for income taxes	4,950	(711)	3,047	562	7,848
Net (loss) income	(2,671)	3,185	(8,851)	7,613	(724)
Net loss attributable to noncontrolling interests	—	—	—	(250)	(250)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(2,671)	$3,185	$(8,851)	$7,863	$(474)
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.05)	$0.05	$(0.16)	$0.14	$(0.01)
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.05)	$0.05	$(0.16)	$0.13	$(0.01)
Weighted average shares outstanding:
Basic	56,330	57,448	56,177	55,980	56,516
Diluted	56,330	58,747	56,177	57,272	56,516
Cash dividends per share of common stock	$—	$—	$—	$—	$—

2012	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$207,127	$216,934	$219,644	$259,753	$903,458
Costs and expenses	(199,236)	(189,752)	(189,090)	(201,674)	(779,752)
Depreciation and amortization of intangibles	(12,306)	(12,603)	(12,136)	(12,287)	(49,332)
Gains (losses), net on disposal of property, plant and equipment	242	(212)	(80)	(424)	(474)
Interest expense	(3,154)	(3,211)	(3,288)	(2,593)	(12,246)
Miscellaneous, net	(117)	(1,435)	(900)	(2,295)	(4,747)
Benefit (provision) for income taxes	3,029	(4,305)	(2,148)	(13,561)	(16,985)
Net (loss) income	(4,415)	5,416	12,002	26,919	39,922
Net loss attributable to noncontrolling interests	—	—	—	(266)	(266)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(4,415)	$5,416	$12,002	$27,185	$40,188
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)	$0.09	$0.21	$0.47	$0.70
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.08)	$0.09	$0.21	$0.47	$0.69
Weighted average shares outstanding:
Basic	54,775	55,146	54,637	55,073	54,907
Diluted	54,775	55,486	55,211	55,956	55,381
Cash dividends per share of common stock	$—	$—	$—	$—	$—
The sum of the quarterly net income per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

23. Subsequent Events

On January 1, 2014, we acquired Media Convergence Group which operates Newsy, a digital video news provider, for $35 million in cash. The Company views this acquisition as an opportunity for growing digital products in local markets and gives us more access to the fast-growing digital news audiences and revenues on national platforms.

On February 9, 2014, we agreed to acquire two television stations owned by Granite Broadcasting Corporation — Detroit MyNetworkTV affiliate WMYD-TV and Buffalo, N.Y. affiliate WKBW-TV — for $110 million in cash. The acquisition of WMYD-TV creates a duopoly with the largest Scripps station, Detroit ABC affiliate WXYZ-TV. This transaction expands our national reach and our TV footprint. We expect this acquisition to close in the first half of 2014.

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	S-2
Exhibits	S-3

S-1

Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011	Schedule II

Column A
(in thousands)	Column B	Column C	Column D	Column E	Column F
		Additions		Increase
		Charged to	Deductions	(Decrease)
	Balance	Revenues,	Amounts	Recorded	Balance
	Beginning	Costs,	Charged	Acquisitions	End of
Classification	of Period	Expenses	Off-Net	(Divestitures)	Period

Allowance for Doubtful Accounts Receivable Year Ended December 31:
2013	$2,491	$1,043	$1,507	$—	$2,027
2012	1,885	1,717	1,111	—	2,491
2011	2,789	1,749	2,653	—	1,885

S-2

The E. W. Scripps Company

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Stock Purchase Agreement between The McGraw-Hill Companies, Inc. and Scripps Media, Inc. dated October 3, 2011	8-K	000-16914	99.1	12/30/2011
3.01	Amended Articles of Incorporation	8-K	000-16914	3 (i)	2/17/2009
3.02	Amended and Restated Code of Regulations	8-K	000-16914	3.02	5/10/2007
4.01	Class A Common Share Certificate	10-K	000-16914	4	12/31/1990
10.07	The E.W. Scripps Company 2010 Long-Term Incentive Plan	8-K	000-16914	99.08	5/13/2010
10.08	Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01	5/8/2008
10.09	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03A	2/9/2005
10.10	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.11	Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03C	2/9/2005
10.12	Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02C	2/28/2006
10.13	Executive Bonus Plan, as amended April 14, 2005	8-K	000-16914	10.04	2/9/2006
10.14	The E.W. Scripps Company Executive Severance Plan	8-K	000-16914	10.04	5/19/2009
10.15	The E.W. Scripps Company Employee Stock Purchase Plan	8-K	000-16914	5.02	6/12/2008
10.57	Scripps Family Agreement dated October 15, 1992	8-K	000-16914	1	10/15/1992
10.57A	Amendments to the Scripps Family Agreement	8-K	000-16914	10.57A	5/8/2008
10.59	Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4A
10.61	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.74	Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74	5/19/2009
10.66	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.75	Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65	5/19/2009
10.76	Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76	5/19/2009
10.77	Short-Term Incentive Plan	8-K	000-16914	99.01	2/17/2009
10.78	Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02	2/17/2009
10.79	Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79	3/5/2009
10.80	Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 26, 2013	8-K	000-16914	10.80	11/26/2013
14.00	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21.00	Subsidiaries of the Company
23.00	Consent of Independent Registered Public Accounting Firm
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

S-3