Form 10-Q
period 2014-03-31
SCRIPPS E W CO /DE
filed 2014-05-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2014, there were 44,171,130 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E. W. Scripps Company Report
on Form 10-Q for the Quarter Ended March 31, 2014

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

3

PART II

Item 1. Legal Proceedings

We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings, primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2014.

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2014 and the remaining amount that may still be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

1/1/14 - 1/31/14	163,400	$18.80	$3,072,705	$22,728,338
2/1/14 - 2/28/14	245,051	18.69	4,581,093	$18,147,245
3/1/14 - 3/31/14	580,539	17.53	10,174,210	$7,973,035
Total	988,990	$18.03	$17,828,008
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2014.

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

THE E. W. SCRIPPS COMPANY

Dated: May 9, 2014	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

The E. W. Scripps Company

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2014	As of December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$187,119	$221,255
Restricted cash	6,810	8,210
Accounts and notes receivable (less allowances - $1,879 and $2,027)	124,910	139,703
Inventory	6,180	6,543
Deferred income taxes	17,861	17,861
Income taxes receivable	731	436
Miscellaneous	8,819	8,046
Total current assets	352,430	402,054
Investments	16,025	16,567
Property, plant and equipment	347,071	353,797
Goodwill	56,682	27,966
Other intangible assets	141,839	137,862
Deferred income taxes	7,875	8,733
Miscellaneous	29,242	19,151
Total Assets	$951,164	$966,130
Liabilities and Equity
Current liabilities:
Accounts payable	$14,811	$16,529
Customer deposits and unearned revenue	27,121	28,633
Current portion of long-term debt	2,000	2,000
Accrued liabilities:
Employee compensation and benefits	28,658	26,986
Miscellaneous	30,252	28,930
Other current liabilities	9,840	10,043
Total current liabilities	112,682	113,121
Long-term debt (less current portion)	197,500	198,000
Other liabilities (less current portion)	104,787	107,272
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 44,171,130 and 44,094,501 shares	442	441
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	561	560
Additional paid-in capital	505,158	509,243
Retained earnings	108,932	116,893
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(659)	(718)
Pension liability adjustments	(79,761)	(80,205)
Total The E.W. Scripps Company shareholders’ equity	534,231	545,773
Noncontrolling interest	1,964	1,964
Total equity	536,195	547,737
Total Liabilities and Equity	$951,164	$966,130
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013

Operating Revenues:
Advertising	$146,770	$147,147
Subscriptions	32,299	30,471
Retransmission	12,474	10,442
Other	12,251	10,593
Total operating revenues	203,794	198,653
Costs and Expenses:
Employee compensation and benefits	101,749	100,699
Programs and program licenses	12,968	12,796
Newsprint, press supplies and other printing costs	12,038	12,944
Newspaper distribution	11,916	12,273
Other expenses	49,748	48,881
Defined benefit pension plan expense	1,378	1,969
Acquisition and related integration costs	262	—
Separation and restructuring costs	—	976
Total costs and expenses	190,059	190,538
Depreciation, Amortization, and Losses (Gains):
Depreciation	9,808	10,102
Amortization of intangible assets	1,921	1,712
Losses (gains), net on disposal of property, plant and equipment	68	5
Net depreciation, amortization, and losses (gains)	11,797	11,819
Operating income (loss)	1,938	(3,704)
Interest expense	(2,254)	(2,613)
Miscellaneous, net	(445)	(1,304)
Loss from operations before income taxes	(761)	(7,621)
Benefit for income taxes	(149)	(4,950)
Net loss	(612)	(2,671)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(612)	$(2,671)
Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$(0.05)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$(0.05)
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

Net loss	$(612)	$(2,671)
Changes in fair value of derivative, net of tax of $37 and $35	59	59
Changes in defined benefit pension plans, net of tax of $280 and $298	444	851
Total comprehensive loss	(109)	(1,761)
Less comprehensive loss attributable to noncontrolling interest	—	—
Total comprehensive loss attributable to the shareholders of The E.W. Scripps Company	$(109)	$(1,761)
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

Cash Flows from Operating Activities:
Net loss	$(612)	$(2,671)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	11,729	11,814
Deferred income taxes	(304)	(377)
Stock and deferred compensation plans	2,941	4,132
Pension expense, net of payments	1,021	1,405
Other changes in certain working capital accounts, net	14,640	(26,474)
Miscellaneous, net	45	1,253
Net cash provided by (used in) operating activities	29,460	(10,918)
Cash Flows from Investing Activities:
Acquisitions	(46,000)	—
Additions to property, plant and equipment	(2,584)	(4,979)
Purchase of investments	(153)	(1,125)
Change in restricted cash	1,400	1,800
Miscellaneous, net	361	70
Net cash used in investing activities	(46,976)	(4,234)
Cash Flows from Financing Activities:
Payments on long-term debt	(500)	(3,975)
Repurchase of Class A Common shares	(17,828)	(10,648)
Proceeds from employee stock options	6,855	15,565
Tax payments related to shares withheld for RSUs	(3,835)	(5,906)
Miscellaneous, net	(1,312)	(1,326)
Net cash used in financing activities	(16,620)	(6,290)
Decrease in cash and cash equivalents	(34,136)	(21,442)
Cash and cash equivalents:
Beginning of year	221,255	242,642
End of period	$187,119	$221,200

Supplemental Cash Flow Disclosures
Interest paid	$1,972	$1,926
Income taxes paid	$367	$—
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net loss	—	—	(2,671)	—	—	(2,671)
Changes in defined benefit pension plans	—	—	—	851	—	851
Changes in fair value of derivative	—	—	—	59	—	59
Repurchase 942,134 Class A Common shares	(9)	(10,639)	—	—	—	(10,648)
Compensation plans: 2,414,889 net shares issued *	24	13,108	—	—	—	13,132
As of March 31, 2013	$570	$520,157	$133,622	$(115,930)	$2,214	$540,633

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net loss	—	—	(612)	—	—	(612)
Changes in defined benefit pension plans	—	—	—	444	—	444
Changes in fair value of derivative	—	—	—	59	—	59
Repurchase 988,990 Class A Common shares	(10)	(10,469)	(7,349)	—	—	(17,828)
Compensation plans: 1,065,619 net shares issued *	11	6,384	—	—	—	6,395
As of March 31, 2014	$561	$505,158	$108,932	$(80,420)	$1,964	$536,195
* Net of tax payments related to shares withheld for vested stock and RSUs of $3,835 in 2014 and $5,906 in 2013.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2013 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.
Nature of Operations — We are a diverse media enterprise with a portfolio of television, print and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, newspapers and syndication and other. Additional information for our business segments is presented in the Condensed Notes to Consolidated Financial Statements.
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
The revenue recognition policies for each source of revenue are described in our 2013 Annual Report on Form 10-K.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2013. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $3.3 million and $3.4 million for the first quarter of 2014 and 2013, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2014	2013

Numerator (for basic and diluted earnings per share)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(612)	$(2,671)
Less income allocated to RSUs	—	—
Numerator for basic and diluted earnings per share	$(612)	$(2,671)
Denominator
Basic weighted-average shares outstanding	56,084	56,330
Effect of dilutive securities:
Stock options held by employees and directors	—	—
Diluted weighted-average shares outstanding	56,084	56,330
Anti-dilutive securities (1)	3,985	8,111
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended ended March 31, 2014 and 2013, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

Derivative Financial Instruments — It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives are recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (loss) and reclassified to earnings when the effects of the item being hedged are recognized in earnings. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in earnings. All ineffective changes in derivative fair values are recognized currently in earnings.

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

2. Acquisitions

On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed as of January 1, 2014:

(in thousands)

Assets:
Accounts receivable	$640
Other assets	74
Equipment and software	631
Intangible assets	5,900
Goodwill	28,716
Total assets acquired	35,961
Current liabilities	116
Long-term deferred liability	845
Net purchase price	$35,000

Of the $5.9 million allocated to intangible assets, $4.1 million was allocated to customer relationships with an estimated amortization period of 5 years and the balance of $1.8 million was allocated to various other intangible assets.

The goodwill of $28.7 million arising from the transaction consists largely of the benefit we will derive from being able to enter the digital video market with an established business. We have allocated the goodwill to our syndication and other segment. We will treat the transaction as a purchase of stock for income tax purposes with no step-up in the assets acquired. The goodwill will not be deductible for income tax purposes. We are not presenting any pro forma results of operations since the impact of the acquisition is not material to prior year results of operations.

On February 9, 2014, we entered into a definitive agreement to acquire two television stations owned by Granite Broadcasting Corporation — Detroit MyNetworkTV affiliate WMYD-TV and Buffalo, N.Y. ABC affiliate WKBW-TV — for $110 million in cash. The acquisition of WMYD-TV will create a duopoly with our largest station, Detroit ABC affiliate WXYZ-TV. We expect this acquisition to close in the second quarter of 2014. In connection with entering into the agreement to acquire the two stations, we were required to pay $11 million into an escrow account which is included in miscellaneous assets.

3. Income Taxes

We file a consolidated federal income tax return, consolidated unitary tax returns in certain states and other separate state income tax returns for our subsidiary companies.

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

The effective income tax rate for the three months ended March 31, 2014 and 2013 was 19.6% and 65.0%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and adjustments to reserves for uncertain tax positions (including interest). We recognized $1.1 million of previously unrecognized tax benefits in the first three months of 2013 upon settlement of audits or when the statute of limitations lapsed in certain tax jurisdictions.

Deferred tax assets totaled $25.7 million at March 31, 2014. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the periods ended March 31, 2014 and 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position for both periods. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. The amount of unrecognized tax deductions for the three months ended March 31, 2014 and 2013 was approximately $13 million and $15 million, respectively.

4. Restricted Cash

At March 31, 2014 and December 31, 2013, we had $6.8 million and $8.2 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

5. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Syndication and other	Total

Gross balance as of December 31, 2013	$243,380	$778,900	$—	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2013	27,966	—	—	27,966
2014 Acquisition	—	—	28,716	28,716
Balance as of March 31, 2014	$27,966	$—	$28,716	$56,682

Gross balance as of March 31, 2014	$243,380	$778,900	$28,716	$1,050,996
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of March 31, 2014	$27,966	$—	$28,716	$56,682

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2014	As of December 31, 2013

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$78,844	$78,844
Customer lists and advertiser relationships	26,404	22,304
Other	5,361	3,561
Total carrying amount	110,609	104,709
Accumulated amortization:
Television network affiliation relationships	(10,678)	(9,691)
Customer lists and advertiser relationships	(13,967)	(13,138)
Other	(1,940)	(1,833)
Total accumulated amortization	(26,585)	(24,662)
Net amortizable intangible assets	84,024	80,047
Other indefinite-lived intangible assets — FCC licenses	57,815	57,815
Total other intangible assets	$141,839	$137,862

Estimated amortization expense of intangible assets for each of the next five years is $5.9 million for the remainder of 2014, $7.8 million in 2015, $7.7 million in 2016, $5.3 million in 2017, $5.3 million in 2018, $4.3 million in 2019, and $47.7 million in later years.

6. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2014	As of December 31, 2013

Variable rate credit facility	$—	$—
Term loan	199,500	200,000
Long-term debt	199,500	200,000
Current portion of long-term debt	2,000	2,000
Long-term debt (less current portion)	$197,500	$198,000
Fair value of long-term debt *	$199,500	$200,000
* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy.
We have a $275 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018.
The Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction.
Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.50%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of March 31, 2014 and December 31, 2013, the interest rate was 3.25% on the term loan B. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2014, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.25% and 3.71% for the three months ended March 31, 2014 and 2013, respectively.
Scheduled principal payments on long-term debt at March 31, 2014 are: $1.5 million for the remainder of 2014, $2.0 million in 2015, $2.0 million in 2016, $2.0 million in 2017, $2.0 million in 2018, $2.0 million in 2019 and $188 million thereafter.
Under the terms of the Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, inventories and equipment.
The Financing Agreement allows us to make restricted payments (dividends and share repurchases) up to $50 million plus additional amounts based on our financial results and condition. We can also make additional stock repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 4.5 to 1.0.
Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.
As of March 31, 2014 and December 31, 2013, we had outstanding letters of credit totaling $0.2 million.
7. Financial Instruments

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates, we may enter into interest rate management instruments.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of March 31, 2014			As of December 31, 2013
	Notional	Fair value		Notional	Fair value
(in thousands)	amount	Asset	Liability (1)	amount	Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$674	$75,000	$—	$723

(1) Balance recorded as other liabilities in Condensed Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Upon refinancing our term loan in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recorded in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through March 2016. For the period ended March 31, 2014, approximately $0.1 million was amortized into earnings from accumulated other comprehensive loss and is included in the table below as amounts reclassified from accumulated OCL, gain/(loss).

	Three Months Ended March 31,
(in thousands)	2014	2013

Effective portion recognized in accumulated OCL, gain/(loss)	—	(72)
Amounts reclassified from accumulated OCL, gain/(loss)	96	166
Gain/(loss) on derivative	49	—

8. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as derivatives and cash equivalents. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	As of March 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$20,000	$20,000	$—	$—
Interest rate swap	(674)	—	(674)	—

	As of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$30,000	$30,000	$—	$—
Interest rate swap	(723)	—	(723)	—

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2014	As of December 31, 2013

Employee compensation and benefits	$19,184	$19,756
Liability for pension benefits	62,400	62,020
Liabilities for uncertain tax positions	10,825	10,670
Other	12,378	14,826
Other liabilities (less current portion)	$104,787	$107,272

10. Noncontrolling Interests
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2014	2013

Other changes in certain working capital accounts, net
Accounts and notes receivable	$15,433	$1,294
Income taxes receivable/payable, net	(295)	(3,526)
Accounts payable	(1,829)	(5,177)
Accrued employee compensation and benefits	1,667	(8,118)
Other accrued liabilities	(432)	(2,917)
Other, net	96	(8,030)
Total	$14,640	$(26,474)

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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits, which we will make through 2015, are determined based upon the employee’s age, compensation and years of service.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

The components of the expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2014	2013

Service cost	$21	$17
Interest cost	6,278	5,976
Expected return on plan assets, net of expenses	(5,859)	(5,371)
Amortization of actuarial loss	642	1,061
Total for defined benefit plans	1,082	1,683
Multi-employer plans	119	120
SERP	296	286
Defined contribution plans	3,160	3,379
Net periodic benefit cost	$4,657	$5,468

We contributed $0.3 million to fund current benefit payments for our SERP during the three months ended March 31, 2014. We anticipate contributing an additional $0.6 million to fund the SERP’s benefit payments during the remainder of 2014. We contributed $0.1 million to our defined benefit plans during the first three months of 2014.

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
Syndication and other primarily includes certain digital operations outside of our television and newspaper markets and syndication of news features and comics and other features for the newspaper industry. Newsy, a digital video news services, is also included in syndication and other.
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operation services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes, and deferred income taxes. A portion of our digital operations, which is not allocated to our television and newspaper segments, is included in shared services and corporate.
Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense (other than current service cost), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Segment operating revenues:
Television	$102,142	$96,866
Newspapers	98,490	99,488
Syndication and other	3,162	2,299
Total operating revenues	$203,794	$198,653
Segment profit (loss):
Television	$20,972	$16,492
Newspapers	8,549	5,937
Syndication and other	212	478
Shared services and corporate	(14,358)	(11,847)
Defined benefit pension plan expense	(1,378)	(1,969)
Acquisition and related integration costs	(262)	—
Separation and restructuring costs	—	(976)
Depreciation and amortization of intangibles	(11,729)	(11,814)
(Losses) gains, net on disposal of property, plant and equipment	(68)	(5)
Interest expense	(2,254)	(2,613)
Miscellaneous, net	(445)	(1,304)
Loss from operations before income taxes	$(761)	$(7,621)
Depreciation:
Television	$5,111	$5,591
Newspapers	3,987	4,113
Syndication and other	98	19
Shared services and corporate	612	379
Total depreciation	$9,808	$10,102
Amortization of intangibles:
Television	$1,599	$1,577
Newspapers	118	135
Syndication and other	204	—
Total amortization of intangibles	$1,921	$1,712
Additions to property, plant and equipment:
Television	$1,732	$1,887
Newspapers	219	889
Syndication and other	28	—
Shared services and corporate	605	2,203
Total additions to property, plant and equipment	$2,584	$4,979
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

Under the terms of the Tax Allocation Agreement, we receive any tax deductions for share-based compensation awards held by our employees in SNI. Tax deductions for the three months ended March 31, 2014 and 2013 resulting from the exercise of those awards totaled approximately $6.1 million and $3.5 million, respectively. These benefits are recorded as additional paid-in capital at the time they are realized. At March 31, 2014, our employees held options on approximately 0.2 million SNI shares which expire through 2015.

15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $17.8 million of shares at prices ranging from $16.35 to $19.99 per share during 2014. For the three months ended March 31, 2013, we purchased $10.6 million of shares at prices ranging from $10.83 to $11.77 per share.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016.
Information about options outstanding and options exercisable by year of grant as of March 31, 2014 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2004 – expire in 2014	$10-11	0.46	15,373	$10.40	$0.1
2005 – expire in 2015	10-11	1.04	43,188	10.90	0.3
2006 – expire in 2014	10-11	0.19	63,214	10.05	0.5
2007 – expire in 2015	9-10	0.91	752,731	10.34	5.6
2008 – expire in 2016	7-10	1.99	1,821,399	8.77	16.3
Total	$7-11	1.62	2,695,905	$9.28	$22.8

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended March 31, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $37	59	—	—	59
Actuarial loss (b), net of tax of $280	—	444	—	444
Net current-period other comprehensive income	59	444	—	503
Ending balance, March 31, 2014	$(659)	$(79,933)	$172	$(80,420)

	Three Months Ended March 31, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive income before reclassifications	(45)	—	—	(45)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $62	104	—	—	104
Actuarial loss (b), net of tax of $298	—	851	—	851
Net current-period other comprehensive income	59	851	—	910
Ending balance, March 31, 2013	$(950)	$(115,337)	$357	$(115,930)

(a) Included in interest expense in the Condensed Consolidated Statements of Operations
(b) Included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

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

Executive Overview

Our 2011 addition of nine local television stations in four markets through the acquisition of the television station group owned by McGraw-Hill Broadcasting Company, Inc. (“McGraw-Hill”) signified our shift of the balance of the Company's assets toward the television business. We continued this shift with the February 2014 announcement of a definitive agreement to acquire two television stations from Granite Broadcasting Corporation for $110 million in cash. The acquisition includes a Detroit MyNetworkTV affiliate and a Buffalo, N.Y., ABC affiliate. The acquisition of the Detroit station will create a duopoly with our largest station, ABC affiliate WXYZ-TV. We expect this acquisition to close in the second quarter of 2014.

Our emphasis on positioning our television stations in their markets to be leaders in local news continues to show strong results. In the February 2014 ratings, nine of our stations finished first or second in key adult demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Seven of our 13 major network-affiliated stations improved their percentage of local news viewing in at least one of these time periods in February 2014. Seven stations improved their market rank in at least one newscast in February compared to the prior year. We believe our emphasis on being the local news leader in our markets will drive stronger operating results.

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

In our newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription model in our Memphis and Treasure Coast markets. By the end of the third quarter, all of our newspaper markets had rolled out this model. Under our bundled model, subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. We are beginning to realize the financial benefits of the bundled subscription model as subscriptions renew and we sell more digital-only subscriptions.

We continue to invest in our digital initiatives. We are hiring and developing digital-only sales personnel, streamlining digital sales processes and creating digital content. We expect these investments to drive digital revenue growth in each of our divisions. We hired 20 digital-only sales professionals so far this year and expect to have approximately 30 additional digital-only sales professionals on board by the end of 2014.

We continued our investment in the digital area with the January 2014 acquisition of digital video news provider Media Convergence Group, Inc. which operates as Newsy, for $35 million in cash. This acquisition fits our digital strategy to run a national news brand that both enhances our local content offerings and gives us more access to the fast-growing digital news audiences and revenues on national platforms. Newsy adds a new dimension to our video news strategy with a multi-platform approach to storytelling specifically geared for digital audiences.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, long-lived assets, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2014	Change	2013

Operating revenues	$203,794	2.6%	$198,653
Employee compensation and benefits	(101,749)	1.0%	(100,699)
Programs and program licenses	(12,968)	1.3%	(12,796)
Newsprint, press supplies and other printing costs	(12,038)	(7.0)%	(12,944)
Newspaper distribution	(11,916)	(2.9)%	(12,273)
Other expenses	(49,748)	1.8%	(48,881)
Defined benefit pension plan expense	(1,378)	(30.0)%	(1,969)
Acquisition and related integration costs	(262)		—
Separation and restructuring costs	—		(976)
Depreciation and amortization of intangibles	(11,729)		(11,814)
(Losses) gains, net on disposal of property, plant and equipment	(68)		(5)
Operating income (loss)	1,938		(3,704)
Interest expense	(2,254)		(2,613)
Miscellaneous, net	(445)		(1,304)
Loss from operations before income taxes	(761)		(7,621)
Benefit for income taxes	149		4,950
Net loss	(612)		(2,671)
Net loss attributable to noncontrolling interests	—		—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(612)		$(2,671)

Operating revenues increased 2.6% in the first quarter of 2014 compared to 2013. Television revenues increased 5.4% driven by strong local advertising and retransmission revenues and a stronger than expected start to the 2014 political season, while newspaper revenues declined only 1.0%. The first quarter showed improvement in the rate of decline in newspaper operating revenues, which were down slightly from the year ago quarter, driven by increases in subscription revenue from print and digital subscription bundles along with targeted price increases. This is the third consecutive quarter we saw a rise in subscription revenue.

Employee compensation and benefits increased 1.0% in the first quarter of 2014. Employee compensation and benefits associated with supporting our digital operations increased year-to-date costs by approximately $2.9 million while employee related costs in our newspaper segment were down due to lower employment levels.

Programs and program licenses increased by 1.3% for the first quarter of 2014, primarily due to a $1.2 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. This was primarily off-set by a $0.9 million reduction in our costs for syndicated programming as more of our stations replaced syndicated programming with internally produced programming.

Newsprint, press supplies and other printing costs declined by 7% in the first quarter of 2014 primarily due to lower expenditures for newsprint. Average newsprint prices decreased nearly 9% and newsprint consumption decreased 2% for the three months ended March 31, 2014.

Newspaper distribution costs decreased by 2.9% in the first quarter of 2014 compared to the first quarter of 2013 as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expense is comprised of the following:

	Three Months Ended March 31,
(in thousands)	2014	Change	2013

Facilities rent and maintenance	$10,232	0.2%	$10,216
Purchased news and content	3,664	(5.3)%	3,871
Marketing and promotion	3,034	(13.9)%	3,523
Miscellaneous costs	32,818	4.9%	31,271
Total other expenses	$49,748	1.8%	$48,881

Miscellaneous costs increased primarily from costs to support our digital initiatives.

Acquisition and related integration costs for the first quarter of 2014 are related to the acquisition of Newsy on January 1, 2014.

Separation and restructuring costs were $1.0 million in the first quarter of 2013 related to costs associated with the implementation of common advertising and circulation systems. We are in the final stages of these system implementations and these costs are now included in segment operating results.

Interest expense decreased in 2014 due to a decline in our borrowing rate when we refinanced our debt in the fourth quarter of 2013.

The effective income tax rate was 19.6% and 65.0% for the three months ended March 31, 2014 and 2013, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2013 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $1.1 million of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statute of limitations in certain jurisdictions.

Business Segment Results — As discussed in the Condensed Notes to the Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense (other than current service cost), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits, digital operation services and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes, and deferred income taxes. A portion of our digital operations, which is not allocated to our television and newspaper segments, is included in shared services and corporate.
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2014	Change	2013

Segment operating revenues:
Television	$102,142	5.4%	$96,866
Newspapers	98,490	(1.0)%	99,488
Syndication and other	3,162	37.5%	2,299
Total operating revenues	$203,794	2.6%	$198,653
Segment profit (loss):
Television	$20,972	27.2%	$16,492
Newspapers	8,549	44.0%	5,937
Syndication and other	212	(55.6)%	478
Shared services and corporate	(14,358)	21.2%	(11,847)
Defined benefit pension plan expense	(1,378)		(1,969)
Acquisition and related integration costs	(262)		—
Separation and restructuring costs	—		(976)
Depreciation and amortization of intangibles	(11,729)		(11,814)
(Losses) gains, net on disposal of property, plant and equipment	(68)		(5)
Interest expense	(2,254)		(2,613)
Miscellaneous, net	(445)		(1,304)
Loss from operations before income taxes	$(761)		$(7,621)

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
The operating performance of our television group is most affected by local and national economic conditions, particularly conditions within the automotive, services and retail categories, and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our television segment were as follows:

	Three Months Ended March 31,
(in thousands)	2014	Change	2013

Segment operating revenues:
Local	$55,634	3.7%	$53,655
National	25,372	(5.5)%	26,862
Political	2,681		329
Retransmission	12,474	19.5%	10,442
Digital	4,405	16.7%	3,776
Other	1,576	(12.5)%	1,802
Total operating revenues	102,142	5.4%	96,866
Segment costs and expenses:
Employee compensation and benefits	45,640	1.0%	45,168
Programs and program licenses	12,968	1.3%	12,796
Other expenses	22,562	0.7%	22,410
Total costs and expenses	81,170	1.0%	80,374
Segment profit	$20,972	27.2%	$16,492
Revenues

Total television revenues increased 5.4% in the first quarter of 2014 primarily due to a $2.0 million increase in both local advertising and retransmission revenues and $2.4 million of incremental political revenue in the 2014 quarter as well as $1.7 million in incremental revenue from Winter Olympics advertising on our three NBC-affiliated stations.

Retransmission revenues increased nearly 20% due to contractual rate increases. During 2014, we will renegotiate retransmission agreements covering approximately 5.6 million subscribers and expect our retransmission revenues to grow substantially as a result of the increased rates. Many factors can impact the revenues we will receive from renewals, including competitive conditions, governmental regulations and cable and television industry consolidation.

On February 13, 2014, Comcast and Time Warner Cable announced their agreement to merge. About one-third of the approximately 14.5 million Scripps cable subscribers are customers of Comcast or Time Warner. In addition, Time Warner negotiates on behalf of cable provider Bright House for about 900,000 subscribers in Scripps markets. The Scripps/Time Warner retransmission agreement, which covers approximately 2.9 million subscribers (including the Bright House subscribers), expires at the end of 2015. The Scripps/Comcast retransmission agreement, which covers approximately 2.6 million subscribers, expires at the end of 2019. Any Time Warner cable systems in the Scripps markets ultimately acquired by Comcast in the merger would become subject to the Scripps/Comcast retransmission agreement. The proposed merger would not affect retransmission revenues we receive in 2014 and 2015. In May, details were released by Comcast about the cable systems that it expects to divest to Charter Communications as part of the merger transaction. About 2 million of the proposed divested households are in our markets (Detroit, Indianapolis, Cleveland and Cincinnati) and would fall under our contract with Charter Communications which comes up for renewal at the end of this year. The impact of this depends on when the merger between Comcast and Time Warner is completed, as well as the dollar amount of the rates we negotiate with Charter. The contract for the 900,000 Bright House subscribers expires at the end of 2015 and we believe that those subscribers will not be included under our Comcast retransmission agreement.

Digital revenues increased 17%, or $0.6 million, in the first quarter of 2014 as we continued our focus on increasing digital advertising revenues with an expanded sales force.

Costs and expenses

Total costs and expenses increased slightly, primarily driven by higher employee related costs.

Programs and program licenses increased by 1.3% in the first quarter of 2014 primarily due to a $1.2 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. This was partially off-set by a $0.9 million reduction in our costs for syndicated programming as more of our stations replaced syndicated programming with internally produced programming.

Our television segment receives a cross charge for services provided by the digital operations group, as well as allocated shared service and corporate costs. A $1.5 million increase in the cross charge was offset by decreases in various other operating expenses.
Newspapers — We operate daily and community newspapers in 13 markets across the United States. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of the operating revenues for each newspaper market and employee, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by local and national economic conditions, particularly within the retail, labor, housing and automotive markets, as well as newsprint prices.
Operating results for our newspaper segment were as follows:

	Three Months Ended March 31,
(in thousands)	2014	Change	2013

Segment operating revenues:
Local	$19,299	(4.8)%	$20,279
Classified	17,249	(5.0)%	18,164
National	1,448	(25.5)%	1,943
Preprint and other	15,635	(3.9)%	16,262
Digital advertising and marketing services	6,285	(5.6)%	6,660
Advertising and marketing services	59,916	(5.4)%	63,308
Subscriptions	32,299	6.0%	30,471
Other	6,275	9.9%	5,709
Total operating revenues	98,490	(1.0)%	99,488
Segment costs and expenses:
Employee compensation and benefits	40,050	(8.0)%	43,517
Newsprint, press supplies and other printing costs	12,038	(7.0)%	12,944
Distribution	11,916	(2.9)%	12,273
Other expenses	25,937	4.5%	24,817
Total costs and expenses	89,941	(3.9)%	93,551
Segment profit	$8,549	44.0%	$5,937

Revenues

Total newspaper revenues decreased 1% year-over-year. Advertising and marketing services revenues decreased 5.4% in the first quarter of 2014, which was partially offset by an increase in subscription revenue from print and digital subscription bundles and targeted price increases. This is the third consecutive quarter the Company saw a rise in subscription revenue.

Advertising and marketing services declined primarily as a result of continued secular changes in the demand for print advertising. Automotive classified advertising, as well as both local and national advertising, remained particularly weak during the quarter.

Subscriptions include fees paid by readers for access to our content in print and digital formats. We completed the launch of our bundled subscription model in the third quarter of 2013. Under our bundled offerings, subscribers receive access to all of our newspaper content on all platforms, and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. Subscription revenue increased in the first quarter by 6.0% which was driven by the rollout of our bundled subscription model, increases in single-copy prices and digital-only subscriptions. We are beginning to realize financial benefits of the bundled subscription model as subscriptions renew and we sell more digital-only subscriptions.

Other operating revenues, including commercial printing and distribution services, increased by $0.6 million, or 9.9%, for the first quarter of 2014.

Costs and expenses

Employee compensation and benefits decreased approximately $3.5 million, or 8%, primarily due to lower employment levels year-over-year. We had approximately 6% fewer newspaper employees in 2014 as compared to 2013.

Newsprint, press supplies and other printing costs declined by 7% for the first quarter of 2014 primarily due to lower expenditures for newsprint. Average newsprint prices decreased nearly 9% and newsprint consumption decreased 2% for the three months ended March 31, 2014.

Distribution costs decreased by 2.9% in the first quarter of 2014 compared to the first quarter of 2013 as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by 4.5% for the 2014 quarter. Our newspaper segment receives a cross charge for services provided by the digital operations group, as well as allocated shared service and corporate costs. An increase in the cross charge of $3.7 million was partially offset by a $2.6 million decrease in various other operating expenses.

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

Shared services and corporate expenses were $14.4 million in the first quarter of 2014 and $11.8 million in the first quarter of 2013. Incremental costs to hire and develop digital-only sales professionals, streamline the digital sales processes, and create digital content that were not allocated to our television and newspaper divisions increased $1.9 million in 2014.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash flows from operating activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Cash Flows from Operating Activities:
Net loss	$(612)	$(2,671)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	11,729	11,814
Deferred income taxes	(304)	(377)
Stock and deferred compensation plans	2,941	4,132
Pension expense, net of payments	1,021	1,405
Other changes in certain working capital accounts, net	14,640	(26,474)
Miscellaneous, net	45	1,253
Net cash provided by (used in) operating activities	$29,460	$(10,918)

The $40 million increase in cash provided by operating activities was primarily attributable to changes in working capital in each of the periods and higher segment profit in 2014 compared to 2013. The primary factors affecting changes in working capital are described below.

•
Accounts receivable collections increased $14.1 million in 2014 primarily due to the high level of political advertising, which is paid in advance, in the fourth quarter of 2012, resulting in lower collections in the following year.

•
The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, decreased working capital by $2.5 million in 2014 and decreased working capital by $11.9 million in 2013.

Investing activities

Cash flows from investing activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Cash Flows from Investing Activities:
Acquisitions	$(46,000)	$—
Additions to property, plant and equipment	(2,584)	(4,979)
Purchase of investments	(153)	(1,125)
Change in restricted cash	1,400	1,800
Miscellaneous, net	361	70
Net cash used in investing activities	$(46,976)	$(4,234)

In 2014 and 2013 we used $47.0 million and $4.2 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•	On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•
On February 9, 2014, we entered into a definitive agreement to acquire two television stations owned by Granite Broadcasting Corporation. In connection with entering into the agreement to acquire the stations, we were required to pay $11 million into an escrow account.

•
Capital expenditures decreased $2.4 million year-over year primarily due to increased investments in our digital operations in the first quarter of 2013. We expect total capital expenditures for the remainder of 2014 to be approximately $20 million.

Financing activities
Cash flows from financing activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Cash Flows from Financing Activities:
Payments on long-term debt	$(500)	$(3,975)
Repurchase of Class A Common shares	(17,828)	(10,648)
Proceeds from employee stock options	6,855	15,565
Tax payments related to shares withheld for RSUs	(3,835)	(5,906)
Miscellaneous, net	(1,312)	(1,326)
Net cash used in financing activities	$(16,620)	$(6,290)

In 2014 and 2013 we used cash for financing activities of $16.6 million and $6.3 million, respectively. The primary factors affecting our financing activities for the years are described below.
We have a $275 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.
The Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in our financing agreements at March 31, 2014 and December 31, 2013.
The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2014, we were not required to make additional principal payments based on excess cash flow.
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. We repurchased $17.8 million of shares under this authorization in 2014 and $10.6 million of shares in 2013.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016.

In 2014, we received $6.9 million of proceeds from the exercise of employee stock options compared to $15.6 million in 2013. Our employees currently hold options to purchase 2.7 million shares at exercise prices between $6.63 and $11.04 per share.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.6 million in the remainder of 2014 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.

We expect that our cash and cash flow from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Quantitative and Qualitative Disclosures About Market Risk
Earnings and cash flow can be affected by, among other things, economic conditions and interest rate changes. We are also exposed to changes in the market value of our investments.
Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows and to reduce overall borrowing costs.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2014		As of December 31, 2013
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	199,500	199,500	200,000	200,000
Total long-term debt including current portion	$199,500	$199,500	$200,000	$200,000

Interest rate swap	$674	$674	$723	$723

Financial instruments subject to market value risk:
Investments held at cost	$11,329	(a)	$11,724	(a)

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

Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Scripps management is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

3.
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