Form 10-Q
period 2014-06-30
SCRIPPS E W CO /DE
filed 2014-08-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2014, there were 44,265,754 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E. W. Scripps Company Report
on Form 10-Q for the Quarter Ended June 30, 2014

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2014.

The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2014 and the remaining amount that may still be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

4/1/14 - 4/30/14	192,570	$17.70	$3,408,811	$4,564,224
5/1/14 - 5/31/14	—	—	—	$104,564,224
6/1/14 - 6/30/14	—	—	—	$104,564,224
Total	192,570	$17.70	$3,408,811
Our board of directors authorized a repurchase program in November 2012 of up to $100 million of our Class A Common shares. We have repurchased a total of $95 million of shares under this authorization. An additional $5 million of shares may be repurchased pursuant to this authorization which expires December 31, 2014.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of June 30, 2014. Based on the terms of our merger agreement with Journal Communications, we are precluded from repurchasing shares prior to closing the transaction.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2014.

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

THE E. W. SCRIPPS COMPANY

Dated: August 8, 2014	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

The E. W. Scripps Company

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2014	As of December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$91,502	$221,255
Restricted cash	6,810	8,210
Accounts and notes receivable (less allowances - $1,816 and $2,027)	128,932	139,703
Inventory	6,346	6,543
Deferred income taxes	17,861	17,861
Income taxes receivable	671	436
Miscellaneous	8,142	8,046
Total current assets	260,264	402,054
Investments	16,382	16,567
Property, plant and equipment	355,125	353,797
Goodwill	105,571	27,966
Other intangible assets	189,143	137,862
Deferred income taxes	9,743	8,733
Miscellaneous	18,629	19,151
Total Assets	$954,857	$966,130
Liabilities and Equity
Current liabilities:
Accounts payable	$15,556	$16,529
Customer deposits and unearned revenue	27,391	28,633
Current portion of long-term debt	2,000	2,000
Accrued liabilities:
Employee compensation and benefits	27,602	26,986
Miscellaneous	31,863	28,930
Other current liabilities	9,965	10,043
Total current liabilities	114,377	113,121
Long-term debt (less current portion)	197,000	198,000
Other liabilities (less current portion)	110,077	107,272
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 44,265,754 and 44,094,501 shares	443	441
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	562	560
Additional paid-in capital	506,676	509,243
Retained earnings	104,317	116,893
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(600)	(718)
Pension liability adjustments	(79,317)	(80,205)
Total The E.W. Scripps Company shareholders’ equity	531,638	545,773
Noncontrolling interest	1,765	1,964
Total equity	533,403	547,737
Total Liabilities and Equity	$954,857	$966,130
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Operating Revenues:
Advertising	$157,255	$158,105	$304,025	$305,252
Subscriptions	29,699	28,096	61,998	58,567
Retransmission	12,700	10,500	25,174	20,942
Other	12,292	11,152	24,543	21,745
Total operating revenues	211,946	207,853	415,740	406,506
Costs and Expenses:
Employee compensation and benefits	103,068	96,129	204,817	196,828
Programs and program licenses	13,802	13,218	26,770	26,014
Newsprint, press supplies and other printing costs	11,046	11,407	23,084	24,351
Newspaper distribution	11,638	11,941	23,554	24,214
Other expenses	54,219	51,246	103,967	100,127
Defined benefit pension plan expense	5,477	2,569	6,855	4,538
Acquisition and related integration costs	4,097	—	4,359	—
Separation and restructuring costs	—	1,425	—	2,401
Total costs and expenses	203,347	187,935	393,406	378,473
Depreciation, Amortization, and Losses (Gains):
Depreciation	9,698	10,035	19,506	20,137
Amortization of intangible assets	1,897	1,739	3,818	3,451
Losses (gains), net on disposal of property, plant and equipment	22	(42)	90	(37)
Net depreciation, amortization, and losses (gains)	11,617	11,732	23,414	23,551
Operating (loss) income	(3,018)	8,186	(1,080)	4,482
Interest expense	(2,043)	(2,656)	(4,297)	(5,269)
Miscellaneous, net	(400)	(1,634)	(845)	(2,938)
(Loss) income from operations before income taxes	(5,461)	3,896	(6,222)	(3,725)
(Benefit) provision for income taxes	(2,027)	711	(2,176)	(4,239)
Net (loss) income	(3,434)	3,185	(4,046)	514
Net loss attributable to noncontrolling interests	(199)	—	(199)	—
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(3,235)	$3,185	$(3,847)	$514
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.06)	$0.05	$(0.07)	$0.01
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.06)	$0.05	$(0.07)	$0.01
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net (loss) income	$(3,434)	$3,185	$(4,046)	$514
Changes in fair value of derivative, net of tax of $37, $371, $74 and $406	59	612	118	671
Changes in defined benefit pension plans, net of tax of $280, $1,001, $560 and $1,299	444	1,105	888	1,956
Total comprehensive (loss) income	(2,931)	4,902	(3,040)	3,141
Less comprehensive loss attributable to noncontrolling interest	(199)	—	(199)	—
Total comprehensive (loss) income attributable to the shareholders of The E.W. Scripps Company	$(2,732)	$4,902	$(2,841)	$3,141
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(4,046)	$514
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	23,324	23,588
Deferred income taxes	(2,489)	2,041
Stock and deferred compensation plans	4,711	4,757
Pension expense, net of payments	2,182	3,113
Liability for withdrawal from GCIU employer retirement fund	4,100	—
Other changes in certain working capital accounts, net	11,411	(31,044)
Miscellaneous, net	1,122	1,923
Net cash provided by operating activities	40,315	4,892
Cash Flows from Investing Activities:
Acquisitions	(145,222)	—
Additions to property, plant and equipment	(8,209)	(12,169)
Purchase of investments	(1,203)	(1,375)
Change in restricted cash	1,400	1,800
Miscellaneous, net	598	320
Net cash used in investing activities	(152,636)	(11,424)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,000)	(7,950)
Repurchase of Class A Common shares	(21,237)	(34,910)
Proceeds from employee stock options	8,876	33,675
Tax payments related to shares withheld for RSUs	(3,837)	(5,970)
Miscellaneous, net	(234)	(2,854)
Net cash used in financing activities	(17,432)	(18,009)
Decrease in cash and cash equivalents	(129,753)	(24,541)
Cash and cash equivalents:
Beginning of year	221,255	242,642
End of period	$91,502	$218,101

Supplemental Cash Flow Disclosures
Interest paid	$3,738	$3,917
Income taxes paid	$380	$111
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net income	—	—	514	—	—	514
Changes in defined benefit pension plans	—	—	—	1,956	—	1,956
Changes in fair value of derivative	—	—	—	671	—	671
Repurchase 2,684,876 Class A Common shares	(27)	(29,251)	(5,632)	—	—	(34,910)
Compensation plans: 4,248,638 net shares issued *	43	31,759	—	—	—	31,802
As of June 30, 2013	$571	$520,196	$131,175	$(114,213)	$2,214	$539,943

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net loss	—	—	(3,847)	—	(199)	(4,046)
Changes in defined benefit pension plans	—	—	—	888	—	888
Changes in fair value of derivative	—	—	—	118	—	118
Repurchase 1,181,560 Class A Common shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 1,352,813 net shares issued *	14	9,929	—	—	—	9,943
As of June 30, 2014	$562	$506,676	$104,317	$(79,917)	$1,765	$533,403
* Net of tax payments related to shares withheld for vested stock and RSUs of $3,837 in 2014 and $5,970 in 2013.
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
Share-based compensation costs totaled $1.4 million and $0.5 million for the second quarter of 2014 and 2013, respectively. Year-to-date share-based compensation costs totaled $4.7 million and $3.9 million in 2014 and 2013, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(3,235)	$3,185	$(3,847)	$514
Less income allocated to RSUs	—	(89)	—	(16)
Numerator for basic and diluted earnings per share	$(3,235)	$3,096	$(3,847)	$498
Denominator
Basic weighted-average shares outstanding	56,043	57,448	56,063	56,894
Effect of dilutive securities:
Stock options held by employees and directors	—	1,299	—	1,172
Diluted weighted-average shares outstanding	56,043	58,747	56,063	58,066
Anti-dilutive securities (1)	3,746	—	3,746	—
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter and six months ended ended June 30, 2014, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued.

2. Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

3. Acquisitions

On June 16, 2014, we closed our acquisition of two television stations owned by Granite Broadcasting Corporation — the Detroit MyNetworkTV affiliate WMYD-TV and the Buffalo, N.Y. ABC affiliate WKBW-TV ("Acquired Granite Stations") — for $110 million in cash. The acquisition of WMYD-TV creates a duopoly with our largest station, Detroit ABC affiliate WXYZ-TV.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair value of the assets acquired as of June 16, 2014:

(in thousands)

Assets:
Property, plant and equipment	$12,133
Intangible assets	49,200
Goodwill	48,667
Net purchase price	$110,000

Of the $49 million allocated to intangible assets, $21 million was for FCC licenses which we have determined to have an indefinite life and therefore will not be amortized. The remaining balance of $28 million will be allocated to retransmission agreements, television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $48.7 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint, as well as synergies from being able to create a duopoly in our Detroit market. We have allocated the goodwill to our television segment. We will treat the transaction as an asset acquisition for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2013, are included in the following table. The pro forma information includes the historical results of operations of Scripps and the Acquired Granite Stations and adjustments for additional depreciation and amortization of the assets acquired. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2014	2013	2014	2013

Operating revenues	$218,821	$216,031	$429,979	$422,061
(Loss) income from operations attributable to the shareholders of The E.W. Scripps Company	(2,703)	4,436	(2,614)	2,545
(Loss) income per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	(0.05)	0.08	(0.05)	0.04
Diluted	(0.05)	0.07	(0.05)	0.04

On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash, plus a working capital adjustment of $0.2 million.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed as of January 1, 2014:

(in thousands)

Assets:
Accounts receivable	$640
Other assets	74
Equipment and software	631
Intangible assets	5,900
Goodwill	28,938
Total assets acquired	36,183
Current liabilities	116
Long-term deferred liability	845
Net purchase price	$35,222

Of the $5.9 million allocated to intangible assets, $4.1 million was allocated to customer relationships with an estimated amortization period of 5 years and the balance of $1.8 million was allocated to various other intangible assets.

The goodwill of $28.9 million arising from the transaction consists largely of the benefit we will derive from being able to enter the digital video market with an established business. We have allocated the goodwill to our syndication and other segment. We will treat the transaction as a purchase of stock for income tax purposes with no step-up in the assets acquired. The goodwill will not be deductible for income tax purposes. We are not presenting any pro forma results of operations since the impact of the acquisition is not material to prior year results of operations.

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

The effective income tax rate for the six months ended June 30, 2014 and 2013 was 35% and 114%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and adjustments to reserves for uncertain tax positions (including interest). We recognized $2.4 million of previously unrecognized tax benefits in the first six months of 2013 upon settlement of audits or when the statute of limitations lapsed in certain tax jurisdictions.

Deferred tax assets totaled $27.6 million at June 30, 2014. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the periods ended June 30, 2014 and 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position for both periods. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. The amount of unrecognized tax deductions for the six months ended June 30, 2014 and 2013 was approximately $25 million and $26 million, respectively.

5. Other Charges and Credits

Income (loss) from operations was affected by the following:

Acquisition and related integration costs of $4.4 million for the six months ended June 30, 2014 include costs associated with the acquisition of two television stations from Granite Broadcasting and costs related to the merger with Journal Communications broadcast operations and the spin-off of our newspaper business.

Restructuring costs, primarily at our newspaper operations, totaled $1.4 million for the second quarter of 2013 and $2.4 million for the first six months of 2013. Restructuring costs primarily include costs associated with efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division. In 2014, we are in the final stages of these system implementations and any remaining costs are now included in segment operating results.

6. Restricted Cash

At June 30, 2014 and December 31, 2013, we had $6.8 million and $8.2 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Syndication and other	Total

Gross balance as of December 31, 2013	$243,380	$778,900	$—	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2013	27,966	—	—	27,966
2014 Newsy acquisition	—	—	28,938	28,938
2014 Acquired Granite Stations	48,667	—	—	48,667
Balance as of June 30, 2014	$76,633	$—	$28,938	$105,571

Gross balance as of June 30, 2014	$292,047	$778,900	$28,938	$1,099,885
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of June 30, 2014	$76,633	$—	$28,938	$105,571

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2014	As of December 31, 2013

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$87,944	$78,844
Customer lists and advertiser relationships	30,404	22,304
Retransmission agreements	14,700	—
Other	5,361	3,561
Total carrying amount	138,409	104,709
Accumulated amortization:
Television network affiliation relationships	(11,666)	(9,691)
Customer lists and advertiser relationships	(14,770)	(13,138)
Retransmission agreements	—	—
Other	(2,045)	(1,833)
Total accumulated amortization	(28,481)	(24,662)
Net amortizable intangible assets	109,928	80,047
Other indefinite-lived intangible assets — FCC licenses	79,215	57,815
Total other intangible assets	$189,143	$137,862

Estimated amortization expense of intangible assets for each of the next five years is $5.2 million for the remainder of 2014, $10.1 million in 2015, $10.1 million in 2016, $7.6 million in 2017, $7.6 million in 2018, $6.6 million in 2019, and $62.7 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2014	As of December 31, 2013

Variable rate credit facility	$—	$—
Term loan	199,000	200,000
Long-term debt	199,000	200,000
Current portion of long-term debt	2,000	2,000
Long-term debt (less current portion)	$197,000	$198,000
Fair value of long-term debt *	$199,000	$200,000

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

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.50%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of June 30, 2014 and December 31, 2013, the interest rate was 3.25% on the term loan B. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2014, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.25% and 3.70% for the six months ended June 30, 2014 and 2013, respectively.

Scheduled principal payments on long-term debt at June 30, 2014 are: $1.0 million for the remainder of 2014, $2.0 million in 2015, $2.0 million in 2016, $2.0 million in 2017, $2.0 million in 2018, $2.0 million in 2019 and $188 million thereafter.

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

As of June 30, 2014 and December 31, 2013, we had outstanding letters of credit totaling $0.2 million.

9. Financial Instruments

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates, we may enter into interest rate management instruments.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in December 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative, which was designated as and qualified as a cash flow hedge through November 2013, is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves and implied volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of June 30, 2014			As of December 31, 2013
	Notional	Fair value		Notional	Fair value
(in thousands)	amount	Asset	Liability (1)	amount	Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$785	$75,000	$—	$723

(1) Balance recorded as other liabilities in Condensed Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Upon refinancing our term loan in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recorded in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the period ended June 30, 2014, approximately $0.2 million was amortized into earnings from accumulated other comprehensive loss and is included in the table below as amounts reclassified from accumulated OCL, gain/(loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Effective portion recognized in accumulated OCL, gain/(loss)	—	817	—	745
Amounts reclassified from accumulated OCL, gain/(loss)	96	167	192	333
Gain/(loss) on derivative	(111)	—	(62)	—

10. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents and derivatives. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	As of June 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(785)	—	(785)	—

	As of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$30,000	$30,000	$—	$—
Interest rate swap	(723)	—	(723)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2014	As of December 31, 2013

Employee compensation and benefits	$19,257	$19,756
Liability for pension benefits	62,836	62,020
Liabilities for uncertain tax positions	10,983	10,670
Other	17,001	14,826
Other liabilities (less current portion)	$110,077	$107,272

12. Noncontrolling Interests

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2014	2013

Other changes in certain working capital accounts, net
Accounts and notes receivable	$11,411	$(4,420)
Income taxes receivable/payable, net	(235)	(3,167)
Accounts payable	(1,084)	(6,538)
Accrued employee compensation and benefits	611	(12,487)
Other accrued liabilities	2,596	467
Other, net	(1,888)	(4,899)
Total	$11,411	$(31,044)

14. Employee Benefit Plans
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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts to certain employees' defined contribution retirement accounts in 2011. These transition credits, which will be made through 2015, are determined based upon the employee’s age, compensation and years of service.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Service cost	$22	$17	$43	$34
Interest cost	6,277	5,975	12,555	11,951
Expected return on plan assets, net of expenses	(5,859)	(5,371)	(11,718)	(10,742)
Amortization of actuarial loss	641	1,061	1,283	2,122
Total for defined benefit plans	1,081	1,682	2,163	3,365
Multi-employer plans	105	111	224	231
Withdrawal from GCIU multi-employer plan	4,100	—	4,100	—
SERP	296	887	592	1,173
Defined contribution plans	3,056	2,907	6,216	6,286
Net periodic benefit cost	$8,638	$5,587	$13,295	$11,055

We contributed $0.4 million to fund current benefit payments for our SERP during the first six months ended June 30, 2014. We anticipate contributing an additional $0.4 million to fund the SERP’s benefit payments during the remainder of 2014. We contributed $0.1 million to our defined benefit pension plans during the first six months of 2014.

We participate in multi-employer pension plans that cover certain employees that are members of unions or trade associations that have a collective bargaining agreement with us. In the second quarter of 2014, unions ratified our plan to withdraw from the Graphics Communication International Union (GCIU) Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6.5 million and recorded a liability of $4.1 million for the present value withdrawal liability. Once the final withdrawal liability is determined at the end of this year with the GCIU, we either will pay the liability in a lump sum or make equal monthly installments over 20 years beginning in 2015.

15. Segment Information
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes 11 ABC affiliates, three NBC affiliates, and two independent stations that operate as duopolies with our Kansas City NBC affiliate and our Detroit ABC affiliate. We also own five Azteca America affiliates. Our television stations reach approximately 14% of the nation’s households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
Our newspaper segment includes daily and community newspapers in 13 markets across the United States. Newspapers earn revenue primarily from the sale of advertising space to local and national advertisers and newspaper subscription fees.
Syndication and other primarily includes certain digital operations outside of our television and newspaper markets and syndication of news features and comics and other features for the newspaper industry. Newsy, a digital video news service, is also included in syndication and other.
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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Segment operating revenues:
Television	$115,794	$111,393	$217,936	$208,259
Newspapers	92,250	93,452	190,740	192,940
Syndication and other	3,902	3,008	7,064	5,307
Total operating revenues	$211,946	$207,853	$415,740	$406,506
Segment profit (loss):
Television	$27,806	$30,532	$48,778	$47,024
Newspapers	5,443	5,882	13,992	11,819
Syndication and other	(725)	(446)	(513)	32
Shared services and corporate	(14,351)	(12,056)	(28,709)	(23,903)
Defined benefit pension plan expense	(5,477)	(2,569)	(6,855)	(4,538)
Acquisition and related integration costs	(4,097)	—	(4,359)	—
Separation and restructuring costs	—	(1,425)	—	(2,401)
Depreciation and amortization of intangibles	(11,595)	(11,774)	(23,324)	(23,588)
(Losses) gains, net on disposal of property, plant and equipment	(22)	42	(90)	37
Interest expense	(2,043)	(2,656)	(4,297)	(5,269)
Miscellaneous, net	(400)	(1,634)	(845)	(2,938)
(Loss) income from operations before income taxes	$(5,461)	$3,896	$(6,222)	$(3,725)
Depreciation:
Television	$5,028	$5,616	$10,139	$11,207
Newspapers	3,925	4,004	7,912	8,117
Syndication and other	102	19	200	38
Shared services and corporate	643	396	1,255	775
Total depreciation	$9,698	$10,035	$19,506	$20,137
Amortization of intangibles:
Television	$1,600	$1,602	$3,199	$3,179
Newspapers	93	137	211	272
Syndication and other	204	—	408	—
Total amortization of intangibles	$1,897	$1,739	$3,818	$3,451
Additions to property, plant and equipment:
Television	$4,708	$3,269	$6,440	$5,156
Newspapers	694	572	913	1,461
Syndication and other	102	—	130	—
Shared services and corporate	121	3,349	726	5,552
Total additions to property, plant and equipment	$5,625	$7,190	$8,209	$12,169
No single customer provides more than 10% of our revenue.

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

Under the terms of the Tax Allocation Agreement, we receive any tax deductions for share-based compensation awards held by our employees in SNI. Tax deductions for the six months ended June 30, 2014 and 2013 resulting from the exercise of those awards totaled approximately $6.6 million and $8.9 million, respectively. These benefits are recorded as additional paid-in capital at the time they are realized. At June 30, 2014, our employees held options on approximately 0.2 million SNI shares which expire through 2015.

17. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Under the authorization, we repurchased $21.2 million of shares at prices ranging from $16.35 to $19.99 per share during the first half of 2014. For the six months ended June 30, 2013, we purchased $34.9 million of shares at prices ranging from $10.83 to $15.49 per share. As of June 30, 2014, we have $5 million remaining for share repurchases under this authorization.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of June 30, 2014. Based on the terms of our merger agreement with Journal Communications, we are precluded from repurchasing shares prior to closing the transaction.
Information about options outstanding and options exercisable by year of grant as of June 30, 2014 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2004 – expire in 2014	$10-11	0.37	9,185	$10.05	$0.1
2005 – expire in 2015	10-11	0.79	43,188	10.90	0.4
2006 – expire in 2016	10-11	1.93	49,966	10.05	0.6
2007 – expire in 2015	9-10	0.66	565,970	10.31	6.1
2008 – expire in 2016	7-10	1.74	1,787,186	8.76	22.2
Total	$7-11	1.47	2,455,495	$9.19	$29.4

18. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended June 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2014	$(659)	$(79,933)	$172	$(80,420)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $280 (b)	—	444	—	444
Net current-period other comprehensive income	59	444	—	503
Ending balance, June 30, 2014	$(600)	$(79,489)	$172	$(79,917)

	Three months ended June 30, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2013	$(950)	$(115,337)	$357	$(115,930)
Other comprehensive income before reclassifications	509	—	—	509
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $63 (a)	103	—	—	103
Actuarial loss, net of tax of $1,001 (b)	—	1,105	—	1,105
Net current-period other comprehensive income	612	1,105	—	1,717
Ending balance, June 30, 2013	$(338)	$(114,232)	$357	$(114,213)

	Six Months Ended June 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $74 (a)	118	—	—	118
Actuarial loss, net of tax of $560 (b)	—	888	—	888
Net current-period other comprehensive income	118	888	—	1,006
Ending balance, June 30, 2014	$(600)	$(79,489)	$172	$(79,917)

	Six Months Ended June 30, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive income before reclassifications	464	—	—	464
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $126 (a)	207	—	—	207
Actuarial loss, net of tax of $1,299 (b)	—	1,956	—	1,956
Net current-period other comprehensive income	671	1,956	—	2,627
Ending balance, June 30, 2013	$(338)	$(114,232)	$357	$(114,213)

(a) Interest rate swap is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial loss is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

19. Subsequent Events
On July 30, 2014, Scripps and Journal Communications ("Journal"), Inc. agreed to merge their broadcast operations and spin off their newspaper businesses into a separate publicly traded company (the “Transaction”).
The merged broadcast and digital media company, based in Cincinnati, will retain The E.W. Scripps Company name and continue to be controlled by the Scripps family. The company’s television operations will reach approximately 18% of all U.S. households and have approximately 4,000 employees across its television, radio and digital media operations.
The newspaper company will be named Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company will have approximately 3,600 employees and will be headquartered in Milwaukee.
The board of directors of both companies have approved the Transaction, which is subject to customary regulatory and shareholder approvals. As part of the Transaction, Scripps shareholders will receive a $60 million special cash dividend. Based on the terms of the merger agreement, we are precluded from repurchasing shares prior to closing the transaction. The Transaction is expected to close in 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The E. W. Scripps Company (“Scripps”) is a diverse media enterprise with interests in television stations, newspapers and local and national digital media sites. We serve audiences and businesses through a growing portfolio of television, print and digital media brands. We own 21 local television stations, as well as daily newspapers in 13 markets across the United States. We also run an expanding collection of local and national digital journalism and information businesses including digital video news service Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.
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

Executive Overview

On July 30, 2014, Scripps and Journal Communications, Inc. agreed to merge their broadcast operations and spin off their newspaper businesses into a separate publicly traded company. The merged broadcast operations, which will retain The E.W. Scripps company name, will reach approximately 18% of all U.S. households serving 27 markets. The company will have approximately 4,000 employees across its television, radio and digital media operations. After the deal closes, Scripps will be the fifth-largest independent television station group in the country and one of the largest owners of ABC-affiliated TV stations in the country by market reach with 15 ABC affiliates. The merger will grow our national broadcast footprint and expands our affiliations to all of the big four networks.

The merger further leverages Scripps' digital investments, adding large and attractive markets to the portfolio. The company is expecting to build and launch market-leading digital brands that serve growing digital media audiences in addition to supporting the on-air local news brands. Further, the company expects to benefit from the new geographic markets with the national reach of digital brands such as Newsy and DecodeDC.

The newspaper company will be called Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company will have approximately 3,600 employees and will be headquartered in Milwaukee.

The board of directors of both companies have approved the transaction, which is subject to customary regulatory and shareholder approvals. As part of the Transaction, Scripps shareholders will receive a $60 million special cash dividend. The deal is expected to close in 2015.

In June 2014, we completed our acquisition of two television stations from Granite Broadcasting Corporation for $110 million in cash. The acquisition includes the Detroit MyNetworkTV affiliate and the Buffalo, N.Y., ABC affiliate. The acquisition of the Detroit station creates a duopoly with our largest station, ABC affiliate WXYZ-TV.

Our emphasis on positioning our television stations in their markets to be leaders in local news continues to show strong results. In the May 2014 rating period, eight of our stations finished first or second in key adult demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Eight of our 13 major network-affiliated stations improved their percentage of local news viewing in at least one of these time periods in May 2014. These ratings do not reflect any results of our Buffalo ABC affiliate since we did not own the station during the rating period. We believe our emphasis on being the local news leader in our markets will drive stronger operating results.

We continue to see strong results from our programming strategy, lessening our reliance on purchased syndicated shows. We have two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — with one or both being aired during the access period between evening news and prime time in eight of our markets. We intend to roll them out in the rest of our markets when commitments to air other programming during that time period expire. We have recently signed a deal to syndicate Let's Ask America in markets nationwide. We are also a partner in another original show called RightThisMinute, a daily news and entertainment program that airs on 12 of our stations and reaches more than 90% of the country. We plan to launch our fourth original show called The Now in eight of our markets beginning in the third quarter of 2014. The Now is a combination of news and entertainment stories trending on social media and invites the audience to join the conversation across the traditional and digital media platforms.

In our newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription model in our Memphis and Treasure Coast markets. By the end of the third quarter of 2013, all of our newspaper markets had rolled out this model. Under our bundled model, subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As we head into the second year of our bundled subscription model, we expect to see the increases in subscription revenues moderate.

We continue to invest in our digital initiatives. We are hiring and developing digital-only sales personnel, streamlining digital sales processes and creating digital content. We expect these investments to drive digital revenue growth in each of our divisions.

We continued our investment in the digital area with the January 2014 acquisition of digital video news provider Media Convergence Group, Inc. which operates as Newsy, for $35 million in cash, plus a working capital adjustment of $0.2 million. This acquisition fits our digital strategy to run a national news brand that both enhances our local content offerings and gives us more access to the fast-growing digital news audiences and revenues on national platforms. Newsy adds a new dimension to our video news strategy with a multi-platform approach to storytelling specifically geared for digital audiences.

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

Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Operating revenues	$211,946	2.0%	$207,853	$415,740	2.3%	$406,506
Employee compensation and benefits	(103,068)	7.2%	(96,129)	(204,817)	4.1%	(196,828)
Programs and program licenses	(13,802)	4.4%	(13,218)	(26,770)	2.9%	(26,014)
Newsprint, press supplies and other printing costs	(11,046)	(3.2)%	(11,407)	(23,084)	(5.2)%	(24,351)
Newspaper distribution	(11,638)	(2.5)%	(11,941)	(23,554)	(2.7)%	(24,214)
Other expenses	(54,219)	5.8%	(51,246)	(103,967)	3.8%	(100,127)
Defined benefit pension plan expense	(5,477)		(2,569)	(6,855)		(4,538)
Acquisition and related integration costs	(4,097)		—	(4,359)		—
Separation and restructuring costs	—		(1,425)	—		(2,401)
Depreciation and amortization of intangibles	(11,595)		(11,774)	(23,324)		(23,588)
(Losses) gains, net on disposal of property, plant and equipment	(22)		42	(90)		37
Operating (loss) income	(3,018)		8,186	(1,080)		4,482
Interest expense	(2,043)		(2,656)	(4,297)		(5,269)
Miscellaneous, net	(400)		(1,634)	(845)		(2,938)
(Loss) income from operations before income taxes	(5,461)		3,896	(6,222)		(3,725)
Benefit (provision) for income taxes	2,027		(711)	2,176		4,239
Net (loss) income	(3,434)		3,185	(4,046)		514
Net loss attributable to noncontrolling interests	(199)		—	(199)		—
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(3,235)		$3,185	$(3,847)		$514

The Company completed its acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition did not alter trends or comparisons to the prior year.

Operating revenues increased 2.0% in the second quarter of 2014 compared to 2013 and 2.3% for the first six months of 2014 compared to prior year. Television revenues increased 4.0% in the second quarter of 2014 and 4.6% for the first half of 2014 primarily driven by higher political advertising and increased retransmission revenues, while newspaper revenues declined approximately 1% for both periods. The first half of 2014 showed improvement in the rate of decline in newspaper operating revenues, which were only down slightly from the year ago periods as increases in subscription revenue from print and digital subscription bundles, along with targeted price increases, helped offset declines in advertising revenues. The second quarter of 2014 is the fourth consecutive quarter we saw a rise in subscription revenue over the prior year.

Employee compensation and benefits increased 7.2% in the second quarter of 2014 and 4.1% in the year-to-date period. Employee compensation and benefits associated with supporting our digital operations increased year-to-date costs by approximately $5.8 million, while employee related costs in our newspaper segment were down due to lower employment levels.

Programs and program licenses increased by 4.4% for the 2014 quarter and 2.9% for the six months ended June 30, 2014, primarily due to increases in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. The fees paid to the networks increased $1.2 million and $2.4 million for the second quarter of 2014 and six months ended June 30, 2014, respectively, as our retransmission revenues increased. This was partially off-set by a $0.8 million reduction in the second quarter and $1.6 million reduction year-to-date in costs for syndicated programming as more of our stations replaced syndicated programming with internally produced programming.

Newsprint, press supplies and other printing costs declined by 3.2% and 5.2% for the second quarter and six months ended June 30, 2014, respectively, primarily due to lower expenditures for newsprint. Average newsprint prices decreased nearly 7% and newsprint consumption decreased slightly for the six months ended June 30, 2014.

Newspaper distribution costs decreased by less than 3% for the 2014 quarter and year-to-date period compared to prior year as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses include the following:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Facilities rent and maintenance	$9,945	3.1%	$9,645	$20,177	1.6%	$19,861
Purchased news and content	3,584	(6.6)%	3,837	7,248	(6.0)%	7,708
Marketing and promotion	4,701	(12.7)%	5,382	7,735	(13.1)%	8,905
Miscellaneous costs	35,989	11.1%	32,382	68,807	8.1%	63,653
Total other expenses	$54,219	5.8%	$51,246	$103,967	3.8%	$100,127

Marketing and promotion costs in the 2013 year-to-date period includes costs to promote our bundled subscription offerings in the newspaper division. We completed the launch of our bundled subscription model in the third quarter of 2013.

Miscellaneous costs increased primarily from costs to support our digital initiatives.

Defined benefit pension plan expense increased to $6.9 million for the six months ended June 30, 2014. In the second quarter of 2014, unions ratified our plan to withdraw from the GCIU Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6.5 million and recorded a liability of $4.1 million for the present value withdrawal liability. Once we reach an agreement with the GCIU, we either will pay the liability in a lump sum or make equal monthly installments over 20 years beginning in 2015.

Acquisition and related integration costs of $4.4 million for the six months ended June 30, 2014 include costs associated with the acquisition of two television stations from Granite Broadcasting and costs related to the transaction with Journal Communications.

Separation and restructuring costs were $1.4 million in the second quarter of 2013 and $2.4 million year-to-date 2013 related to costs associated with the implementation of common advertising and circulation systems. In 2014, we are in the final stages of these system implementations and any remaining costs are now included in segment operating results.

Interest expense decreased in 2014 due to a decline in our borrowing rate when we refinanced our debt in the fourth quarter of 2013.

The effective income tax rate was 35% and 114% for the six months ended June 30, 2014 and 2013, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2013 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $2.4 million of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statute of limitations in certain jurisdictions.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Segment operating revenues:
Television	$115,794	4.0%	$111,393	$217,936	4.6%	$208,259
Newspapers	92,250	(1.3)%	93,452	190,740	(1.1)%	192,940
Syndication and other	3,902	29.7%	3,008	7,064	33.1%	5,307
Total operating revenues	$211,946	2.0%	$207,853	$415,740	2.3%	$406,506
Segment profit (loss):
Television	$27,806	(8.9)%	$30,532	$48,778	3.7%	$47,024
Newspapers	5,443	(7.5)%	5,882	13,992	18.4%	11,819
Syndication and other	(725)		(446)	(513)		32
Shared services and corporate	(14,351)	19.0%	(12,056)	(28,709)	20.1%	(23,903)
Defined benefit pension plan expense	(5,477)		(2,569)	(6,855)		(4,538)
Acquisition and related integration costs	(4,097)		—	(4,359)		—
Separation and restructuring costs	—		(1,425)	—		(2,401)
Depreciation and amortization of intangibles	(11,595)		(11,774)	(23,324)		(23,588)
(Losses) gains, net on disposal of property, plant and equipment	(22)		42	(90)		37
Interest expense	(2,043)		(2,656)	(4,297)		(5,269)
Miscellaneous, net	(400)		(1,634)	(845)		(2,938)
(Loss) income from operations before income taxes	$(5,461)		$3,896	$(6,222)		$(3,725)

Television — Our television segment includes 11 ABC-affiliated stations, three NBC-affiliated stations, and two independent stations that operate as duopolies with our Kansas City NBC affiliate and our Detroit ABC affiliate. We also own five Azteca America affiliates. Our television stations reach approximately 14% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
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
Operating results for our television segment were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Segment operating revenues:
Local	$63,239	3.4%	$61,154	$118,873	3.5%	$114,809
National	28,469	(12.5)%	32,530	53,841	(9.3)%	59,392
Political	5,262		775	7,943		1,104
Retransmission	12,700	21.0%	10,500	25,174	20.2%	20,942
Digital	4,445	9.6%	4,055	8,850	13.0%	7,831
Other	1,679	(29.4)%	2,379	3,255	(22.1)%	4,181
Total operating revenues	115,794	4.0%	111,393	217,936	4.6%	208,259
Segment costs and expenses:
Employee compensation and benefits	48,320	8.5%	44,531	93,960	4.8%	89,699
Programs and program licenses	13,802	4.4%	13,218	26,770	2.9%	26,014
Other expenses	25,866	11.9%	23,112	48,428	6.4%	45,522
Total costs and expenses	87,988	8.8%	80,861	169,158	4.9%	161,235
Segment profit	$27,806	(8.9)%	$30,532	$48,778	3.7%	$47,024
The Company completed its acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition did not alter trends or comparisons to the prior year.
Revenues

Total television revenues increased 4.0% in the second quarter of 2014 and 4.6% in the first six months of 2014 compared to prior year. These increases are primarily driven by increases in local advertising, political advertising and retransmission revenues which were partially offset by weakness in national advertising.

Retransmission revenues increased more than 20% for the 2014 quarter and six months ended June 30, 2014 compared to 2013 due to contractual rate increases in 2014. In 2014, retransmission agreements covering about a third of our subscribers expire at which time we expect to renegotiate them at higher rates. In 2015, we expect our retransmission revenues to grow substantially as a result of the increased rates. Many factors can impact the revenues we will receive from renewals, including competitive conditions, governmental regulations and cable and television industry consolidation.

On February 13, 2014, Comcast and Time Warner Cable announced their agreement to merge. About one-third of our subscribers are customers of Comcast or Time Warner. In addition, Time Warner negotiates on behalf of cable provider Bright House for about 1 million subscribers in Scripps markets. The Scripps/Time Warner retransmission agreement, which covers about 3 million subscribers (including the Bright House subscribers), expires at the end of 2015. The Scripps/Comcast retransmission agreement, which covers approximately 2.5 million subscribers, expires at the end of 2019. Any Time Warner cable systems in the Scripps markets ultimately acquired by Comcast in the merger would become subject to the Scripps/Comcast retransmission agreement. The proposed merger would not affect retransmission revenues we expect to receive in 2014 and 2015. In May, details were released by Comcast about the cable systems that it expects to divest to Charter Communications as part of the merger transaction. About 2 million of the proposed divested households are in our markets (Detroit, Indianapolis, Cleveland and Cincinnati) and would fall under our contract with Charter Communications which comes up for renewal at the end of this year. The impact of this depends on when the merger between Comcast and Time Warner is completed, as well as the dollar amount of the rates we negotiate with Charter. The contract for the approximately 1 million Bright House subscribers expires at the end of 2015 and we believe that those subscribers will not be included under our Comcast retransmission agreement.

Digital revenues increased 9.6%, or $0.4 million, in the second quarter of 2014 and 13%, or $1.0 million, for the six months ended June 30, 2014 as we continued our focus on increasing digital advertising revenues with an expanded sales force.

Costs and expenses

Total costs and expenses increased 8.8% in the second quarter of 2014 and 4.9% for the first six months of 2014, primarily driven by higher employee related costs and higher digital costs.

Employee compensation and benefits increased $3.8 million, or 8.5%, in the second quarter of 2014 and $4.3 million, or 4.8%, year-to-date primarily due to annual salary increases. We incurred severance costs primarily as a result of centralizing our master control hub which accounted for $0.8 million in the first half of 2014.

Programs and program licenses increased by 4.4% for the 2014 quarter and 2.9% for the six months ended June 30, 2014, primarily due to increases in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. The fees paid to the networks increased $1.2 million and $2.4 million for the second quarter of 2014 and six months ended June 30, 2014, respectively, as our retransmission revenues increased. This was partially off-set by a $0.7 million reduction in the second quarter and a $1.6 million reduction year-to-date in costs for syndicated programming as more of our stations replaced syndicated programming with internally produced programming.

Other expenses increased 11.9% for the 2014 quarter and 6.4% for the 2014 year-to-date period compared to prior year. Costs to support digital initiatives in the television segment increased $2.0 million and $3.5 million for the second quarter of 2014 and six months ended June 30, 2014, respectively.
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

Operating results for our newspaper segment were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Segment operating revenues:
Local	$17,866	(3.3)%	$18,473	$37,165	(4.1)%	$38,752
Classified	16,777	(2.0)%	17,118	34,026	(3.6)%	35,282
National	1,117	(45.2)%	2,037	2,565	(35.6)%	3,980
Preprint and other	14,929	(6.5)%	15,973	30,564	(5.2)%	32,235
Digital advertising and marketing services	6,308	(9.0)%	6,933	12,593	(7.4)%	13,593
Advertising and marketing services	56,997	(5.8)%	60,534	116,913	(5.6)%	123,842
Subscriptions	29,699	5.7%	28,096	61,998	5.9%	58,567
Other	5,554	15.2%	4,822	11,829	12.3%	10,531
Total operating revenues	92,250	(1.3)%	93,452	190,740	(1.1)%	192,940
Segment costs and expenses:
Employee compensation and benefits	38,847	(4.4)%	40,653	78,897	(6.3)%	84,170
Newsprint, press supplies and other printing costs	11,046	(3.2)%	11,407	23,084	(5.2)%	24,351
Distribution	11,638	(2.5)%	11,941	23,554	(2.7)%	24,214
Other expenses	25,276	7.2%	23,569	51,213	5.8%	48,386
Total costs and expenses	86,807	(0.9)%	87,570	176,748	(2.4)%	181,121
Segment profit	$5,443	(7.5)%	$5,882	$13,992	18.4%	$11,819

Revenues

Total newspaper revenues decreased approximately 1% for both the quarter and year-to-date period in 2014 compared to 2013. Advertising and marketing services revenues decreased nearly 6% in 2014 which was partially offset by an increase in subscription revenue from print and digital subscription bundles and targeted price increases. The second quarter of 2014 is the fourth consecutive quarter we saw a rise in subscription revenue over the prior year. As of June 30, 2014, we had approximately 35,000 digital-only subscribers across all of our markets.

Advertising and marketing services declined primarily as a result of continued secular changes in the demand for print advertising. Automotive classified advertising, as well as both local and national advertising, remained particularly weak during the quarter.

Subscriptions include fees paid by readers for access to our content in print and digital formats. We completed the launch of our bundled subscription model in the third quarter of 2013. Under our bundled offerings, subscribers receive access to all of our newspaper content on all platforms and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. Subscription revenue increased in the second quarter by 5.7% and 5.9% for the first half of 2014 which was driven by the rollout of our bundled subscription model, increases in single-copy prices and digital-only subscriptions. As we head into the second year of our bundled subscription model, we expect to see the increases in subscription revenues moderate.

Other operating revenues, including commercial printing and distribution services, increased by $0.7 million, or 15.2%, for the second quarter of 2014 and $1.3 million, or 12.3%, for the six months ended June 30, 2014.

Costs and expenses

Employee compensation and benefits decreased approximately $1.8 million, or 4.4%, and $5.3 million, or 6.3%, for the 2014 quarter and year-to-date period, respectively, primarily due to lower employment levels compared to prior year. We had approximately 5% fewer newspaper employees in 2014 as compared to 2013.

Newsprint, press supplies and other printing costs declined by 3.2% and 5.2% for the second quarter and the six months ended June 30, 2014, respectively, primarily due to lower expenditures for newsprint. Average newsprint prices decreased nearly 7% and newsprint consumption decreased slightly for the six months ended June 30, 2014.

Newspaper distribution costs decreased by less than 3% for the 2014 quarter and year-to-date period compared to prior year as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by 7.2% for the 2014 quarter and 5.8% for the six months ended June 30, 2014. Costs related to support digital initiatives of our newspaper segment as well as costs to implement systems and process changes increased $3.9 million and $7.6 million for the 2014 quarter and six months ended June 30, 2014, respectively, which was partially offset by decreases in various other operating expenses.

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

Shared services and corporate expenses were $14.4 million in the second quarter of 2014 and $12.1 million in the second quarter of 2013. For the six months ended June 30, 2014, shared services and corporate expenses were $28.7 million compared to $23.9 million for the six months ended June 30, 2013. Incremental costs to hire and develop digital-only sales professionals, streamline the digital sales processes, and create digital content that were not allocated to our television and newspaper divisions increased $1.7 million in 2014 compared to prior year. The remainder of the increase in shared services and corporate expenses was driven by costs related to system implementation and process changes, which increased $3.4 million in the first half of 2014 compared to prior year.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.
In connection with the transaction between Scripps and Journal Communications, we will make a $60 million special dividend to our shareholders on the closing date of the transaction. In addition, we expect to incur $25 million to $30 million in costs to complete the transaction through the date of the closing. We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.

Operating activities

Cash flows from operating activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(4,046)	$514
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	23,324	23,588
Deferred income taxes	(2,489)	2,041
Stock and deferred compensation plans	4,711	4,757
Pension expense, net of payments	2,182	3,113
Liability for withdrawal from GCIU employer retirement fund	4,100	—
Other changes in certain working capital accounts, net	11,411	(31,044)
Miscellaneous, net	1,122	1,923
Net cash provided by operating activities	$40,315	$4,892

The $35.4 million increase in cash provided by operating activities was primarily attributable to changes in working capital in 2014 compared to 2013. The primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable increased $15.8 million in 2014 compared to 2013. Collections in the first quarter of an odd year are lower due to the impact of political advertising in the preceding quarter, which is paid in advance.

•	The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, decreased working capital by $10.2 million in 2013.

•	The timing of payments for accounts payable increased working capital by $5.5 million in 2014.

•	In 2014, we recorded a $4.1 million liability for withdrawing from one of our multi-employer pension plans, which increased working capital.
Investing activities

Cash flows from investing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013

Cash Flows from Investing Activities:
Acquisitions	$(145,222)	$—
Additions to property, plant and equipment	(8,209)	(12,169)
Purchase of investments	(1,203)	(1,375)
Change in restricted cash	1,400	1,800
Miscellaneous, net	598	320
Net cash used in investing activities	$(152,636)	$(11,424)

In 2014 and 2013 we used $152.6 million and $11.4 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•	On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•	On June 16, 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million in cash.

•
Capital expenditures decreased $4 million for the six months ended June 30, 2014 compared to prior year primarily due to higher costs in the first half of 2013 to grow our digital operations. We expect total capital expenditures for the remainder of 2014 to be approximately $15 million.

Financing activities
Cash flows from financing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013

Cash Flows from Financing Activities:
Payments on long-term debt	$(1,000)	$(7,950)
Repurchase of Class A Common shares	(21,237)	(34,910)
Proceeds from employee stock options	8,876	33,675
Tax payments related to shares withheld for RSUs	(3,837)	(5,970)
Miscellaneous, net	(234)	(2,854)
Net cash used in financing activities	$(17,432)	$(18,009)

In 2014 and 2013 we used cash for financing activities of $17.4 million and $18.0 million, respectively. The primary items included in our financing activities for the periods are described below.

We have a $275 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.
The Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in our financing agreements at June 30, 2014 and December 31, 2013.
The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2014, we were not required to make additional principal payments based on excess cash flow.
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. We repurchased $21.2 million of shares under this authorization in 2014 and $34.9 million of shares in 2013.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. Based on the terms of our merger agreement with Journal Communications, we are precluded from repurchasing shares prior to closing the transaction.

In 2014, we received $8.9 million of proceeds from the exercise of employee stock options compared to $33.7 million in 2013. Our employees currently hold options to purchase 2.5 million shares at exercise prices between $6.63 and $11.04 per share.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.4 million in the remainder of 2014 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2014		As of December 31, 2013
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	199,000	199,000	200,000	200,000
Total long-term debt including current portion	$199,000	$199,000	$200,000	$200,000

Interest rate swap	$785	$785	$723	$723

Financial instruments subject to market value risk:
Investments held at cost	$11,713	(a)	$11,724	(a)

(a) Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in December 2016 which provides for a fixed interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. Upon refinancing our term loan B in November 2013, this hedge no longer qualifies as a cash flow hedge.

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