Form 10-Q
period 2014-09-30
SCRIPPS E W CO /DE
filed 2014-11-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2014, there were 44,692,345 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E. W. Scripps Company Report
on Form 10-Q for the Quarter Ended September 30, 2014

2

PART I

As used in this Quarterly Report on Form 10-Q, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

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

Members of the Board of Directors of Journal Communications, Inc. ("Journal"), and the parties to the Master Transaction Agreement, including Journal and Scripps, are defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in this lawsuit alleges that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleges that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the Master Transaction Agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. The plaintiff also challenges the qualifications of Journal's financial advisor, Methuselah Advisors LLC ("Methuselah"), and asserts that Methuselah has a conflict because the founder and managing partner of Methuselah, who is the lead investment banker at Methuselah for Journal in this transaction, was employed by Lazard Freres & Co. LLC (“Lazard”) prior to 2010 as a managing partner and group co-head, where he had responsibility for Lazard’s relationship with Scripps.
The outcome of this lawsuit is uncertain and cannot be predicted. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of Journal or Scripps. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the transactions. Journal and Scripps believe the allegations of the plaintiff’s complaint are without merit and intend to vigorously defend against the claims alleged in this lawsuit. On August 29, 2014, the defendants filed motions asking the Circuit Court to dismiss this lawsuit. On October 20, 2014, the Circuit Court held a hearing and stated it would issue a ruling on such motions on or about November 11, 2014.

3

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, except that the following risk factor has been added.

Scripps faces cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of its operations, damage to its brands and reputation, legal exposure and financial losses.

Security breaches, computer malware or other “cyber attacks” could harm Scripps’ business by disrupting its delivery of services, jeopardizing Scripps’ confidential information and that of its vendors and clients, and damaging its reputation. Scripps’ operations are expected to routinely involve receiving, storing, processing and transmitting sensitive information. Although Scripps monitors its security measures regularly and believes it is not in a key target industry, any unauthorized intrusion, malicious software infiltration, theft of data, network disruption, denial of service, or similar act by any party could disrupt the integrity, continuity, and security of Scripps’ systems or the systems of its clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to protect information, and adversely affect our revenue by causing the loss of current or potential clients.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2014.
Our board of directors authorized a repurchase program in November 2012 of up to $100 million of our Class A Common shares. We have repurchased a total of $95 million of shares under this authorization. An additional $5 million of shares may be repurchased pursuant to this authorization which expires December 31, 2014.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of September 30, 2014.
Based on the terms of the Master Transaction Agreement with Journal Communications, we are precluded from repurchasing shares prior to closing the transactions.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2014.

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

THE E. W. SCRIPPS COMPANY

Dated: November 7, 2014	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President and Controller
(Principal Accounting Officer)

5

The E. W. Scripps Company

The E. W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2014	As of December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$124,369	$221,255
Restricted cash	6,810	8,210
Accounts and notes receivable (less allowances - $1,806 and $2,027)	125,096	139,703
Inventory	7,495	6,543
Deferred income taxes	11,510	17,861
Income taxes receivable	6,200	436
Miscellaneous	8,400	8,046
Total current assets	289,880	402,054
Investments	16,765	16,567
Property, plant and equipment	348,979	353,797
Goodwill	106,423	27,966
Other intangible assets	192,172	137,862
Deferred income taxes	7,890	8,733
Miscellaneous	16,334	19,151
Total Assets	$978,443	$966,130
Liabilities and Equity
Current liabilities:
Accounts payable	$16,719	$16,529
Customer deposits and unearned revenue	34,058	28,633
Current portion of long-term debt	2,000	2,000
Accrued liabilities:
Employee compensation and benefits	36,802	26,986
Miscellaneous	33,908	28,930
Other current liabilities	13,173	10,043
Total current liabilities	136,660	113,121
Long-term debt (less current portion)	196,500	198,000
Other liabilities (less current portion)	108,432	107,272
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 44,692,345 and 44,094,501 shares	447	441
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	566	560
Additional paid-in capital	511,064	509,243
Retained earnings	102,976	116,893
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on derivatives	(541)	(718)
Pension liability adjustments	(78,876)	(80,205)
Total The E.W. Scripps Company shareholders’ equity	535,189	545,773
Noncontrolling interest	1,662	1,964
Total equity	536,851	547,737
Total Liabilities and Equity	$978,443	$966,130
See notes to condensed consolidated financial statements.

The E. W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Operating Revenues:
Advertising	$154,030	$141,139	$458,055	$446,391
Subscriptions	28,738	28,184	90,736	86,751
Retransmission	15,235	10,403	40,409	31,345
Other	9,597	9,809	34,140	31,554
Total operating revenues	207,600	189,535	623,340	596,041
Costs and Expenses:
Employee compensation and benefits	103,425	95,581	308,242	292,409
Programs and program licenses	16,181	14,318	42,951	40,332
Newsprint, press supplies and other printing costs	10,122	10,614	33,206	34,965
Newspaper distribution	11,492	11,623	35,046	35,837
Other expenses	46,760	49,502	150,727	149,629
Defined benefit pension plan expense	1,670	2,490	8,525	7,028
Acquisition and related integration costs	5,049	—	9,408	—
Separation and restructuring costs	—	1,290	—	3,691
Total costs and expenses	194,699	185,418	588,105	563,891
Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,925	10,360	30,431	30,497
Amortization of intangible assets	2,270	1,736	6,088	5,187
(Gains) losses, net on disposal of property, plant and equipment	(2,951)	177	(2,861)	140
Net depreciation, amortization, and (gains) losses	10,244	12,273	33,658	35,824
Operating income (loss)	2,657	(8,156)	1,577	(3,674)
Interest expense	(2,050)	(2,655)	(6,347)	(7,924)
Miscellaneous, net	(216)	(1,087)	(1,061)	(4,025)
Income (loss) from operations before income taxes	391	(11,898)	(5,831)	(15,623)
Provision (benefit) for income taxes	1,835	(3,047)	(341)	(7,286)
Net loss	(1,444)	(8,851)	(5,490)	(8,337)
Net loss attributable to noncontrolling interests	(103)	—	(302)	—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(1,341)	$(8,851)	$(5,188)	$(8,337)
Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.02)	$(0.16)	$(0.09)	$(0.15)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.02)	$(0.16)	$(0.09)	$(0.15)
See notes to condensed consolidated financial statements.

The E. W. Scripps Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Net loss	$(1,444)	$(8,851)	$(5,490)	$(8,337)
Changes in fair value of derivative, net of tax of $37, $(107), $111 and $299	59	(177)	177	494
Changes in defined benefit pension plans, net of tax of $364, $460, $924 and $1,759	441	1,179	1,329	3,135
Total comprehensive loss	(944)	(7,849)	(3,984)	(4,708)
Less comprehensive loss attributable to noncontrolling interest	(103)	—	(302)	—
Total comprehensive loss attributable to the shareholders of The E.W. Scripps Company	$(841)	$(7,849)	$(3,682)	$(4,708)
See notes to condensed consolidated financial statements.

The E. W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013

Cash Flows from Operating Activities:
Net loss	$(5,490)	$(8,337)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	36,519	35,684
(Gains) losses on sale of property, plant and equipment	(2,861)	140
Deferred income taxes	4,934	(1,770)
Stock and deferred compensation plans	4,608	6,092
Pension expense, net of payments	3,639	4,294
Liability for withdrawal from GCIU employer retirement fund	4,100	—
Other changes in certain working capital accounts, net	27,034	(13,486)
Miscellaneous, net	(1,449)	3,318
Net cash provided by operating activities	71,034	25,935
Cash Flows from Investing Activities:
Acquisitions	(149,334)	—
Proceeds from sale of property, plant and equipment	6,453	300
Additions to property, plant and equipment	(13,437)	(15,531)
Purchase of investments	(2,003)	(1,425)
Change in restricted cash	1,400	1,800
Miscellaneous, net	453	39
Net cash used in investing activities	(156,468)	(14,817)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,500)	(11,925)
Repurchase of Class A Common shares	(21,237)	(69,313)
Proceeds from employee stock options	13,175	40,229
Tax payments related to shares withheld for RSU vesting	(4,035)	(6,157)
Miscellaneous, net	2,145	(4,458)
Net cash used in financing activities	(11,452)	(51,624)
Decrease in cash and cash equivalents	(96,886)	(40,506)
Cash and cash equivalents:
Beginning of year	221,255	242,642
End of period	$124,369	$202,136

Supplemental Cash Flow Disclosures
Interest paid	$5,511	$6,077
Income taxes paid	$397	$290
See notes to condensed consolidated financial statements.

The E. W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net income	—	—	(8,337)	—	—	(8,337)
Changes in defined benefit pension plans	—	—	—	3,135	—	3,135
Changes in fair value of derivative	—	—	—	494	—	494
Repurchase 4,816,228 Class A Common shares	(48)	(52,501)	(16,764)	—	—	(69,313)
Compensation plans: 4,980,097 net shares issued *	50	39,298	—	—	—	39,348
As of September 30, 2013	$557	$504,485	$111,192	$(113,211)	$2,214	$505,237

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net loss	—	—	(5,188)	—	(302)	(5,490)
Changes in defined benefit pension plans	—	—	—	1,329	—	1,329
Changes in fair value of derivative	—	—	—	177	—	177
Repurchase 1,181,560 Class A Common shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 1,779,404 net shares issued *	18	14,317	—	—	—	14,335
As of September 30, 2014	$566	$511,064	$102,976	$(79,417)	$1,662	$536,851
* Net of tax payments related to shares withheld for vested stock and RSUs of $4,035 in 2014 and $6,157 in 2013.
See notes to condensed consolidated financial statements.

The E. W. Scripps Company
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
Share-based compensation costs totaled $0.2 million and $1.1 million for the third quarter of 2014 and 2013, respectively. Year-to-date share-based compensation costs totaled $4.9 million and $5.0 million in 2014 and 2013, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Numerator (for basic and diluted earnings per share)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(1,341)	$(8,851)	$(5,188)	$(8,337)
Less income allocated to RSUs	—	—	—	—
Numerator for basic and diluted earnings per share	$(1,341)	$(8,851)	$(5,188)	$(8,337)
Denominator
Basic weighted-average shares outstanding	56,469	56,177	56,200	56,696
Effect of dilutive securities:
Stock options held by employees and directors	—	—	—	—
Diluted weighted-average shares outstanding	56,469	56,177	56,200	56,696
Anti-dilutive securities (1)	3,313	5,551	3,313	5,551
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter and nine months ended September 30, 2014 and 2013, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3. Acquisitions

On June 16, 2014, we closed our acquisition of two television stations owned by Granite Broadcasting Corporation — the Detroit MyNetworkTV affiliate WMYD-TV and the Buffalo, N.Y. ABC affiliate WKBW-TV ("Acquired Granite Stations") — for $110 million in cash. The acquisition of WMYD-TV creates a duopoly with our Detroit ABC affiliate WXYZ-TV.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair value of the assets acquired as of June 16, 2014:

(in thousands)

Assets:
Property, plant and equipment	$12,025
Intangible assets	53,500
Goodwill	44,475
Net purchase price	$110,000

Of the $54 million allocated to intangible assets, $34.4 million was for FCC licenses which we have determined to have an indefinite life and therefore will not be amortized. The remaining balance of $19.1 million will be allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $44.5 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint, as well as synergies from being able to create a duopoly in our Detroit market. We have allocated the goodwill to our television segment. We will treat the transaction as an asset acquisition for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2013, are included in the following table. The pro forma information includes the historical results of operations of Scripps and the Acquired Granite Stations and adjustments for additional depreciation and amortization of the assets acquired. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period. Reported results for the three months ended September 30, 2014 include the impact of the Acquired Granite Stations and therefore are not presented as pro forma results.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2013	2014	2013

Operating revenues	$197,460	$637,579	$619,521
Loss from operations attributable to the shareholders of The E.W. Scripps Company	(7,974)	(3,655)	(5,129)
Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	(0.14)	(0.07)	(0.09)
Diluted	(0.14)	(0.07)	(0.09)

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

On September 16, 2014, we completed our acquisition of Geoterrestrial, Inc. ("WeatherSphere") for $4.1 million. WeatherSphere is a provider of weather-related mobile apps. The stock purchase agreement includes an earnout provision, whereby up to an additional $2.5 million in purchase price can be payable over a three year period, which we have estimated to have a fair value of $1.6 million. The purchase price allocation is preliminary as of September 30, 2014. We are not presenting any pro forma results of operations since the impact of the acquisition is not material to prior periods results of operations.

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

The effective income tax rate for the nine months ended September 30, 2014 and 2013 was 5.8% and 46.6%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and adjustments to reserves for uncertain tax positions (including interest). We recognized $2.4 million of previously unrecognized tax benefits in the first nine months of 2013 upon settlement of audits or when the statute of limitations lapsed in certain tax jurisdictions.

The impact of small changes in our estimated pretax income for the 2013 year significantly impacted our estimated effective tax rate for the year. Differences between pretax book and taxable earnings, such as non-deductible expenses and state income taxes, on the effective income tax rate varies significantly as income before income taxes changes. Accordingly, for the nine months ended September 30, 2013, we did not believe we could reasonably estimate our full year effective income tax rate, and as permitted by US GAAP, we determined our tax benefit for 2013 based upon year-to-date pretax loss and the effect of differences between book and taxable loss.

Deferred tax assets totaled $19.4 million at September 30, 2014. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the periods ended September 30, 2014 and 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position for both periods. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. When the benefit is recognized, it will be recorded as additional paid-in capital. The amount of unrecognized tax deductions for the nine months ended September 30, 2014 and 2013 was approximately $31 million and $33 million, respectively.

5. Other Charges and Credits

Income (loss) from operations was affected by the following:

Acquisition and related integration costs of $5.0 million for the third quarter of 2014 and $9.4 million for the nine months ended September 30, 2014 include costs associated with the acquisition of two television stations from Granite Broadcasting as well as costs for spinning off our newspaper operations and the merger of Journal's broadcast business.

During the third quarter of 2014, we recorded a $3.0 million gain from the sale of excess land in our newspaper business.

Restructuring costs, primarily at our newspaper operations, totaled $1.3 million for the third quarter of 2013 and $3.7 million for the first nine months of 2013. Restructuring costs primarily include costs associated with efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division. In 2014, we are in the final stages of these system implementations and any remaining costs are now included in segment operating results.

6. Restricted Cash

At September 30, 2014 and December 31, 2013, we had $6.8 million and $8.2 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Syndication and other	Total

Gross balance as of December 31, 2013	$243,380	$778,900	$—	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2013	27,966	—	—	27,966
2014 Newsy acquisition	—	—	28,938	28,938
2014 Granite Stations acquisitions	44,475	—	—	44,475
2014 WeatherSphere acquisition	—	—	5,044	5,044
Balance as of September 30, 2014	$72,441	$—	$33,982	$106,423

Gross balance as of September 30, 2014	$287,855	$778,900	$33,982	$1,100,737
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of September 30, 2014	$72,441	$—	$33,982	$106,423

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$93,944	$78,844
Customer lists and advertiser relationships	30,404	22,304
Other	6,361	3,561
Total carrying amount	130,709	104,709
Accumulated amortization:
Television network affiliation relationships	(12,855)	(9,691)
Customer lists and advertiser relationships	(15,746)	(13,138)
Other	(2,151)	(1,833)
Total accumulated amortization	(30,752)	(24,662)
Net amortizable intangible assets	99,957	80,047
Other indefinite-lived intangible assets — FCC licenses	92,215	57,815
Total other intangible assets	$192,172	$137,862

Estimated amortization expense of intangible assets for each of the next five years is $2.3 million for the remainder of 2014, $9.0 million in 2015, $8.9 million in 2016, $6.5 million in 2017, $6.4 million in 2018, $5.5 million in 2019, and $61.4 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013

Variable rate credit facility	$—	$—
Term loan	198,500	200,000
Long-term debt	198,500	200,000
Current portion of long-term debt	2,000	2,000
Long-term debt (less current portion)	$196,500	$198,000
Fair value of long-term debt *	$198,500	$200,000

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

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.50%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of September 30, 2014 and December 31, 2013, the interest rate was 3.25% on the term loan B. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2014, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.25% and 3.70% for the nine months ended September 30, 2014 and 2013, respectively.

Scheduled principal payments on long-term debt at September 30, 2014 are: $0.5 million for the remainder of 2014, $2.0 million in 2015, $2.0 million in 2016, $2.0 million in 2017, $2.0 million in 2018, $2.0 million in 2019 and $188 million thereafter.

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

As of September 30, 2014 and December 31, 2013, we had outstanding letters of credit totaling $0.2 million.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of September 30, 2014			As of December 31, 2013
	Notional	Fair value		Notional	Fair value
(in thousands)	amount	Asset	Liability (1)	amount	Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$423	$75,000	$—	$723

(1) Balance recorded as other liabilities in Condensed Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Upon refinancing our term loan in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recorded in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the year-to-date period ended September 30, 2014, approximately $0.3 million was amortized into earnings from accumulated other comprehensive loss and is included in the table below as amounts reclassified from accumulated OCL, gain/(loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Effective portion recognized in accumulated OCL, gain/(loss)	—	(455)	—	290
Amounts reclassified from accumulated OCL, gain/(loss)	96	171	288	504
Gain/(loss) on derivative	362	—	300	—

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	As of September 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(423)	—	(423)	—

	As of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$30,000	$30,000	$—	$—
Interest rate swap	(723)	—	(723)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013

Employee compensation and benefits	$18,578	$19,756
Liability for pension benefits	62,903	62,020
Liabilities for uncertain tax positions	11,078	10,670
Other	15,873	14,826
Other liabilities (less current portion)	$108,432	$107,272

12. Noncontrolling Interests

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2014	2013

Other changes in certain working capital accounts, net
Accounts and notes receivable	$15,247	$2,807
Income taxes receivable/payable, net	(5,764)	(2,251)
Accounts payable	79	(6,274)
Accrued employee compensation and benefits	9,811	(5,827)
Other accrued liabilities	4,284	(238)
Other, net	3,377	(1,703)
Total	$27,034	$(13,486)

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

The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Service cost	$21	$17	$64	$51
Interest cost	6,600	5,976	19,155	17,927
Expected return on plan assets, net of expenses	(5,893)	(5,371)	(17,611)	(16,113)
Amortization of actuarial loss	862	1,060	2,145	3,182
Total for defined benefit plans	1,590	1,682	3,753	5,047
Multi-employer plans	100	95	324	326
Withdrawal from GCIU multi-employer plan	—	—	4,100	—
SERP	80	808	672	1,981
Defined contribution plans	2,419	2,341	8,635	8,627
Net periodic benefit cost	$4,189	$4,926	$17,484	$15,981

We contributed $0.6 million to fund current benefit payments for our SERP during the nine months ended September 30, 2014. We anticipate contributing an additional $0.2 million to fund the SERP’s benefit payments during the remainder of 2014. We contributed $0.1 million to our defined benefit pension plans during the first nine months of 2014.

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
Syndication and other primarily includes certain digital operations outside of our television and newspaper markets and syndication of news features and comics and other features for the newspaper industry. Newsy, a digital video news service, and WeatherSphere, a provider of weather-related mobile apps, are also included in syndication and other.
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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Segment operating revenues:
Television	$121,068	$99,289	$339,004	$307,548
Newspapers	84,473	88,346	275,213	281,286
Syndication and other	2,059	1,900	9,123	7,207
Total operating revenues	$207,600	$189,535	$623,340	$596,041
Segment profit (loss):
Television	$29,813	$18,921	$78,591	$65,945
Newspapers	767	3,038	14,759	14,857
Syndication and other	(872)	(177)	(1,385)	(145)
Shared services and corporate	(10,088)	(13,885)	(38,797)	(37,788)
Defined benefit pension plan expense	(1,670)	(2,490)	(8,525)	(7,028)
Acquisition and related integration costs	(5,049)	—	(9,408)	—
Separation and restructuring costs	—	(1,290)	—	(3,691)
Depreciation and amortization of intangibles	(13,195)	(12,096)	(36,519)	(35,684)
Gains (losses), net on disposal of property, plant and equipment	2,951	(177)	2,861	(140)
Interest expense	(2,050)	(2,655)	(6,347)	(7,924)
Miscellaneous, net	(216)	(1,087)	(1,061)	(4,025)
Income (loss) from operations before income taxes	$391	$(11,898)	$(5,831)	$(15,623)
Depreciation:
Television	$5,894	$5,751	$16,033	$16,958
Newspapers	4,255	4,015	12,167	12,132
Syndication and other	127	20	327	58
Shared services and corporate	649	574	1,904	1,349
Total depreciation	$10,925	$10,360	$30,431	$30,497
Amortization of intangibles:
Television	$1,909	$1,599	$5,108	$4,778
Newspapers	92	137	303	409
Syndication and other	269	—	677	—
Total amortization of intangibles	$2,270	$1,736	$6,088	$5,187
Additions to property, plant and equipment:
Television	$4,100	$2,169	$10,540	$7,325
Newspapers	573	285	1,486	1,746
Syndication and other	302	—	432	—
Shared services and corporate	253	908	979	6,460
Total additions to property, plant and equipment	$5,228	$3,362	$13,437	$15,531
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

Under the terms of the Tax Allocation Agreement, we receive any tax deductions for share-based compensation awards held by our employees in SNI. Tax deductions for the nine months ended September 30, 2014 and 2013 resulting from the exercise of those awards totaled approximately $7.4 million and $11.4 million, respectively. These benefits are recorded as additional paid-in capital at the time they are realized. At September 30, 2014, our employees held options on approximately 0.2 million SNI shares which expire through 2015.

17. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Under the authorization, we repurchased $21.2 million of shares at prices ranging from $16.35 to $19.99 per share during the first nine months of 2014. For the nine months ended September 30, 2013, we purchased $69.3 million of shares at prices ranging from $10.83 to $17.94 per share. As of September 30, 2014, we have $5 million remaining for share repurchases under this authorization.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of September 30, 2014.
Based on the terms of the Master Transaction Agreement with Journal Communications, we are precluded from repurchasing shares prior to closing the transactions.
Options Outstanding — Information about options outstanding and options exercisable by year of grant as of September 30, 2014 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2004 – expire in 2014	$10	0.18	3,794	$9.78	$—
2005 – expire in 2015	10-11	0.54	43,188	10.90	0.3
2006 – expire in 2016	10-11	1.66	47,737	10.03	0.3
2007 – expire in 2015	9-10	0.42	349,497	10.27	2.1
2008 – expire in 2016	7-10	1.50	1,610,994	8.73	12.2
Total	$7-11	1.29	2,055,210	$9.07	$14.9

18. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended September 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2014	$(600)	$(79,489)	$172	$(79,917)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $364 (b)	—	441	—	441
Net current-period other comprehensive income	59	441	—	500
Ending balance, September 30, 2014	$(541)	$(79,048)	$172	$(79,417)

	Three months ended September 30, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2013	$(338)	$(114,232)	$357	$(114,213)
Other comprehensive income before reclassifications	(284)	—	—	(284)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $64 (a)	107	—	—	107
Actuarial loss, net of tax of $460 (b)	—	1,179	—	1,179
Net current-period other comprehensive income	(177)	1,179	—	1,002
Ending balance, September 30, 2013	$(515)	$(113,053)	$357	$(113,211)

	Nine Months Ended September 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $111 (a)	177	—	—	177
Actuarial loss, net of tax of $924 (b)	—	1,329	—	1,329
Net current-period other comprehensive income	177	1,329	—	1,506
Ending balance, September 30, 2014	$(541)	$(79,048)	$172	$(79,417)

	Nine Months Ended September 30, 2013
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive income before reclassifications	180	—	—	180
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $190 (a)	314	—	—	314
Actuarial loss, net of tax of $1,759 (b)	—	3,135	—	3,135
Net current-period other comprehensive income	494	3,135	—	3,629
Ending balance, September 30, 2013	$(515)	$(113,053)	$357	$(113,211)

(a) Interest rate swap is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial loss is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

19. Pending Broadcast Merger and Newspaper Spin-off
On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company (the “Transactions”). The Transactions are expected to close in the first half of 2015.
The merged broadcast and digital media company, to be based in Cincinnati, will retain The E.W. Scripps Company name and continue to be controlled by the Scripps family. The company’s television operations will reach approximately 18% of all U.S. households and have approximately 4,000 employees across its television, radio and digital media operations.
The newspaper company will be named Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company will have approximately 3,600 employees and will be headquartered in Milwaukee.
The board of directors of both companies have approved the Transactions, which are subject to customary regulatory and shareholder approvals. As part of the Transactions, Scripps shareholders will receive a $60 million special cash dividend. Based on the terms of the Master Transaction Agreement, we are precluded from repurchasing shares prior to closing the transaction.
In order to carry out the Transactions, we will incur $25 to $30 million in costs, of which we have incurred $6.7 million to date. With the Journal Transactions, we will also assume Journal's outstanding liabilities, including any employee benefit obligations ($66 million as of December 31, 2013). Journal also has outstanding debt of $144 million as of September 30, 2014, of which we will be required to refinance $131 million and can assume the remainder.

In the case that Scripps breaches its obligation to consummate the Transactions, the Master Transaction Agreement may require Scripps to pay liquidated damages of $15.8 million plus expenses, subject to an overall limit of $23.5 million.

20. Contingencies

We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings, primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Members of the Board of Directors of Journal Communications, Inc. ("Journal"), and the parties to the Master Transaction Agreement, including Journal and Scripps, are defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in this lawsuit alleges that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleges that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the Master Transaction Agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. The plaintiff also challenges the qualifications of Journal's financial advisor, Methuselah Advisors LLC ("Methuselah"), and asserts that Methuselah has a conflict because the founder and managing partner of Methuselah, who is the lead investment banker at Methuselah for Journal in this transaction, was employed by Lazard Freres & Co. LLC (“Lazard”) prior to 2010 as a managing partner and group co-head, where he had responsibility for Lazard’s relationship with Scripps.

The outcome of this lawsuit is uncertain and cannot be predicted. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of Journal or Scripps. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the transactions. Journal and Scripps believe the allegations of the plaintiff’s complaint are without merit and intend to vigorously defend against the claims alleged in this lawsuit. On August 29, 2014, the defendants filed motions asking the Circuit Court to dismiss this lawsuit. On October 20, 2014, the Circuit Court held a hearing and stated it would issue a ruling on such motions on or about November 11, 2014.

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

Executive Overview

On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin off their newspaper businesses into a separate publicly traded company. The merged broadcast operations, which will retain The E.W. Scripps Company name, will reach approximately 18% of all U.S. households serving 27 markets. The company will have approximately 4,000 employees across its television, radio and digital media operations. After the deal closes, Scripps will be the fifth-largest independent television station group in the country and one of the largest owners of ABC-affiliated TV stations in the country by market reach with 15 ABC affiliates. The merger will grow our national broadcast footprint and expands our affiliations to all of the big four networks. The deal is expected to close in the first half of 2015.

The merger further leverages Scripps' digital investments, adding large and attractive markets to the portfolio. The company is expecting to build and launch market-leading digital brands that serve growing digital media audiences in addition to supporting the on-air local news brands. Further, the company expects to benefit from the new geographic markets with the national reach of digital brands such as Newsy and WeatherSphere.

The newspaper company will be called Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company will have approximately 3,600 employees and will be headquartered in Milwaukee.

The board of directors of each company have approved the Transactions, which are subject to customary regulatory and shareholder approvals. As part of the Transactions, Scripps shareholders will receive a $60 million special cash dividend.

In June 2014, we completed our acquisition of two television stations from Granite Broadcasting Corporation for $110 million in cash. The acquisition includes the Detroit MyNetworkTV affiliate and the Buffalo, N.Y., ABC affiliate. The acquisition of the Detroit station creates a duopoly with our ABC affiliate WXYZ-TV.

We continue with our strategies of improving our ratings in key news blocks. In the July 2014 rating period, eight of our stations finished first or second in key adult demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Eleven of our 14 major network-affiliated stations improved their percentage of local news viewing in at least one of these time periods in July 2014.

We continue our programming strategy, lessening our reliance on purchased syndicated shows. We have two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — with one or both being aired during the access period between evening news and prime time in 10 of our markets. We intend to roll them out in the rest of our markets when commitments to air other programming during that time period expire. In 2014, we signed a deal to syndicate Let's Ask America in markets nationwide. We are also a partner in another original show called RightThisMinute, a daily news and entertainment program that airs on 13 of our stations and reaches more than 90% of the country. We launched our fourth original show called The Now in eight of our markets in the third quarter of 2014. The Now is a combination of news and entertainment stories trending on social media and invites the audience to join the conversation across the traditional and digital media platforms.

In our newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription model in our Memphis and Treasure Coast markets. By the end of the third quarter of 2013, all of our newspaper markets had rolled out this model. Under our bundled model, subscribers receive access to all of our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As we have cycled against the completion of the launch of our digital bundles, subscription revenue growth has moderated.

We continued our investment in digital with the January 2014 acquisition of digital video news provider Media Convergence Group, Inc. which operates as Newsy, for $35 million in cash, plus a working capital adjustment of $0.2 million. This acquisition fits our digital strategy to run a national news brand that both enhances our local content offerings and gives us more access to the fast-growing digital news audiences and revenues on national platforms. Newsy adds a new dimension to our video news strategy with a multi-platform approach to storytelling specifically geared for digital audiences.

On September 16, 2014 we continued our digital expansion with our acquisition of Geoterrestrial, Inc. ("WeatherSphere"), a top-selling provider of weather-related mobile apps. The acquisition reinforces our commitment to creating more products and deeper connections with digital consumers around news and information. WeatherSphere's brands include top-rated weather and lifestyle apps available for sale for most smartphones. The WeatherSphere portfolio will expand our national digital footprint and complement StormShield, our existing paid weather app, which provides emergency alerts to consumers through their smartphones and tablets. We are building our inventory of digital assets that generate revenue as stand-alone apps and also serve as a vehicle for our television and newspaper markets to strengthen consumer connections across traditional and digital media platforms.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Operating revenues	$207,600	9.5%	$189,535	$623,340	4.6%	$596,041
Employee compensation and benefits	(103,425)	8.2%	(95,581)	(308,242)	5.4%	(292,409)
Programs and program licenses	(16,181)	13.0%	(14,318)	(42,951)	6.5%	(40,332)
Newsprint, press supplies and other printing costs	(10,122)	(4.6)%	(10,614)	(33,206)	(5.0)%	(34,965)
Newspaper distribution	(11,492)	(1.1)%	(11,623)	(35,046)	(2.2)%	(35,837)
Other expenses	(46,760)	(5.5)%	(49,502)	(150,727)	0.7%	(149,629)
Defined benefit pension plan expense	(1,670)		(2,490)	(8,525)		(7,028)
Acquisition and related integration costs	(5,049)		—	(9,408)		—
Separation and restructuring costs	—		(1,290)	—		(3,691)
Depreciation and amortization of intangibles	(13,195)		(12,096)	(36,519)		(35,684)
Gains (losses), net on disposal of property, plant and equipment	2,951		(177)	2,861		(140)
Operating income (loss)	2,657		(8,156)	1,577		(3,674)
Interest expense	(2,050)		(2,655)	(6,347)		(7,924)
Miscellaneous, net	(216)		(1,087)	(1,061)		(4,025)
Income (loss) from operations before income taxes	391		(11,898)	(5,831)		(15,623)
(Provision) benefit for income taxes	(1,835)		3,047	341		7,286
Net loss	(1,444)		(8,851)	(5,490)		(8,337)
Net loss attributable to noncontrolling interests	(103)		—	(302)		—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(1,341)		$(8,851)	$(5,188)		$(8,337)

The Company completed its acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impacts the comparability of our television division operating results.

Operating revenues increased 9.5% in the third quarter of 2014 compared to 2013 and 4.6% for the first nine months of 2014 compared to prior year. Television revenues increased 21.9% in the third quarter of 2014 and 10.2% for the first three quarters of 2014 primarily driven by higher political advertising and increased retransmission revenues, while newspaper revenues declined 4.4% and 2.2% for the third quarter and first three quarters of 2014, respectively.

On a same station basis, retransmission revenues increased by approximately 45% and 28% for the 2014 quarter and nine months ended September 30, 2014 compared to 2013, respectively, due to contractual rate increases. In 2014, retransmission agreements covering about a third of our subscribers expire. In June 2014, we renewed contracts covering about a quarter of those subscribers at higher rates and the remainder will be renewed in December 2014. In 2015, we expect our retransmission revenues to grow substantially as a result of the increased rates. Many factors can impact the revenues we will receive from renewals, including competitive conditions, governmental regulations and cable and television industry consolidation.

Employee compensation and benefits increased 8.2% in the third quarter of 2014 and 5.4% in the year-to-date period. Employee compensation and benefits associated with supporting our digital operations increased year-to-date costs by approximately $9.3 million, while employee related costs in our newspaper segment were down due to lower employment levels. The impact of the acquisition of two Granite television stations on employee compensation and benefits was $2.3 million in the third quarter of 2014. The increase was also due to the addition of approximately 80 positions in our television division to staff The Now and The List, two of our internally developed and produced programs. The television division also incurred severance costs primarily as a result of centralizing our master control hub which accounted for $1.4 million of the increase in the first three quarters of 2014.

Programs and program licenses increased by 13.0% for the 2014 quarter and 6.5% for the nine months ended September 30, 2014 on an as reported basis. On a same-station basis, programs and program licenses increased by 2.6% for the 2014 quarter and 2.2% for the nine months ended September 30, 2014, primarily due to increases in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. The fees paid to the networks increased $1.9 million and $4.3 million for the third quarter of 2014 and nine months ended September 30, 2014, respectively, as our retransmission revenues increased. This was partially off-set by a $1.5 million reduction in the 2014 third quarter and a $3.4 million reduction in 2014 year-to-date in costs for syndicated programming as more of our stations replaced syndicated programming with our internally produced programming.

Newsprint, press supplies and other printing costs declined by approximately 5% for the quarter and the nine months ended September 30, 2014 primarily due to lower expenditures for newsprint. Average newsprint prices increased 4.1% and newsprint consumption decreased 8.4% for the quarter ended September 30, 2014. For the nine months ended September 30, 2014, average newsprint prices decreased 3.4% and newsprint consumption decreased 3.6%.

Newspaper distribution costs decreased as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses include the following:

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Facilities rent and maintenance	$10,782	8.1%	$9,974	$30,959	3.8%	$29,835
Purchased news and content	3,387	(5.3)%	3,576	10,635	(5.8)%	11,284
Marketing and promotion	2,219	(38.3)%	3,595	9,954	(20.4)%	12,500
Miscellaneous costs	30,372	(6.1)%	32,357	99,179	3.3%	96,010
Total other expenses	$46,760	(5.5)%	$49,502	$150,727	0.7%	$149,629

Marketing and promotion costs in the 2013 year-to-date period includes costs to promote our bundled subscription offerings in the newspaper division. We completed the launch of our bundled subscription model in the third quarter of 2013.

Defined benefit pension plan expense increased to $8.5 million for the nine months ended September 30, 2014. In the second quarter of 2014, unions ratified our plan to withdraw from the GCIU Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6.5 million and recorded a liability of $4.1 million for the present value withdrawal liability. Once we reach an agreement with the GCIU, we either will pay the liability in a lump sum or make equal monthly installments over 20 years beginning in 2015.

Acquisition and related integration costs of $5.0 million for the 2014 quarter and $9.4 million for the nine months ended September 30, 2014 include costs associated with the acquisition of two television stations from Granite Broadcasting as well as costs for spinning off our newspaper operations and the merger of Journal's broadcast business.

Separation and restructuring costs were $1.3 million in the third quarter of 2013 and $3.7 million year-to-date 2013 related to costs associated with the implementation of common advertising and circulation systems. In 2014, we are in the final stages of these system implementations and any remaining costs are now included in segment operating results.

During the third quarter of 2014 we recognized a gain of approximately $3.0 million on the sale of excess land in our newspaper division.

Interest expense decreased in 2014 due to a decline in our borrowing rate when we refinanced our debt in the fourth quarter of 2013.

The effective income tax rate was 5.8% and 46.6% for the nine months ended September 30, 2014 and 2013, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2013 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2013, we recognized $2.4 million of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statute of limitations in certain jurisdictions.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Segment operating revenues:
Television	$121,068	21.9%	$99,289	$339,004	10.2%	$307,548
Newspapers	84,473	(4.4)%	88,346	275,213	(2.2)%	281,286
Syndication and other	2,059	8.4%	1,900	9,123	26.6%	7,207
Total operating revenues	$207,600	9.5%	$189,535	$623,340	4.6%	$596,041
Segment profit (loss):
Television	$29,813	57.6%	$18,921	$78,591	19.2%	$65,945
Newspapers	767	(74.8)%	3,038	14,759	(0.7)%	14,857
Syndication and other	(872)		(177)	(1,385)		(145)
Shared services and corporate	(10,088)	(27.3)%	(13,885)	(38,797)	2.7%	(37,788)
Defined benefit pension plan expense	(1,670)		(2,490)	(8,525)		(7,028)
Acquisition and related integration costs	(5,049)		—	(9,408)		—
Separation and restructuring costs	—		(1,290)	—		(3,691)
Depreciation and amortization of intangibles	(13,195)		(12,096)	(36,519)		(35,684)
Gains (losses), net on disposal of property, plant and equipment	2,951		(177)	2,861		(140)
Interest expense	(2,050)		(2,655)	(6,347)		(7,924)
Miscellaneous, net	(216)		(1,087)	(1,061)		(4,025)
Income (loss) from operations before income taxes	$391		$(11,898)	$(5,831)		$(15,623)

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
Operating results for our television segment were as follows:

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Segment operating revenues:
Local	$55,567	1.8%	$54,581	$174,440	3.0%	$169,390
National	26,629	(2.8)%	27,388	80,470	(7.3)%	86,780
Political	17,396		1,038	25,339		2,142
Retransmission	15,235	46.4%	10,403	40,409	28.9%	31,345
Digital	4,643	8.5%	4,279	13,493	11.4%	12,110
Other	1,598	(0.1)%	1,600	4,853	(16.1)%	5,781
Total operating revenues	121,068	21.9%	99,289	339,004	10.2%	307,548
Segment costs and expenses:
Employee compensation and benefits	48,996	11.5%	43,949	142,956	7.0%	133,648
Programs and program licenses	16,181	13.0%	14,318	42,951	6.5%	40,332
Other expenses	26,078	18.0%	22,101	74,506	10.2%	67,623
Total costs and expenses	91,255	13.5%	80,368	260,413	7.8%	241,603
Segment profit	$29,813	57.6%	$18,921	$78,591	19.2%	$65,945

The Company completed its acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impact the comparability of our television division operating results.
Revenues

Total reported television revenues increased 21.9% in the third quarter of 2014 and 10.2% in the first nine months of 2014 compared to prior year. On a same-station basis, television revenues increased 15.7% in the third quarter of 2014 and 7.8% in the first nine months of 2014. Political advertising and retransmission revenues drove the same station growth while national advertising revenues were weak. Political advertising on a same-station basis is about $16 million and $23 million higher for the quarter and year-to-date periods, respectively. In certain of our markets, primarily Florida and Ohio, political advertising has not been as strong as in recent election cycles.

On a same station basis, retransmission revenues increased by approximately 45% and 28% for the 2014 quarter and nine months ended September 30, 2014 compared to 2013, respectively, due to contractual rate increases. In 2014, retransmission agreements covering about a third of our subscribers expire. In June 2014, we renewed contracts covering about a quarter of those subscribers at higher rates and the remainder will be renewed in December 2014. In 2015, we expect our retransmission revenues to grow substantially as a result of the increased rates. Many factors can impact the revenues we will receive from renewals, including competitive conditions, governmental regulations and cable and television industry consolidation.

On February 13, 2014, Comcast and Time Warner Cable announced their agreement to merge. Comcast and Time Warner provide cable television service to about one-third of the households in our markets. In addition, Time Warner negotiates on behalf of cable provider Bright House for about 1 million subscribers in Scripps markets. The Scripps/Time Warner retransmission agreement, which covers about 3 million subscribers (including the Bright House subscribers), expires at the end of 2015. The Scripps/Comcast retransmission agreement, which covers approximately 2.5 million subscribers, expires at the end of 2019. Any Time Warner cable systems in the Scripps markets ultimately acquired by Comcast in the merger would become subject to the Scripps/Comcast retransmission agreement. The proposed merger would not affect retransmission revenues we expect to receive in 2014 and 2015. In May, details were released by Comcast about the cable systems that it expects to divest to Charter Communications as part of the merger transaction. About 2 million of the proposed divested households are in our markets (Detroit, Indianapolis, Cleveland and Cincinnati) and would fall under our contract with Charter Communications which comes up for renewal at the end of this year. The impact of this depends on when the merger between Comcast and Time Warner and the subsequent transaction between Comcast and Charter are completed, as well as the dollar amount of the rates we negotiate with Charter. The contract for the approximately 1 million Bright House subscribers expires at the end of 2015 and we believe that those subscribers will not be included under our Comcast retransmission agreement.

Digital revenues on a same-station basis increased 4.4%, or $0.2 million, in the third quarter of 2014 and 9.7%, or $1.2 million, for the nine months ended September 30, 2014 as we continued our focus on increasing digital advertising revenues with an expanded sales force.

Costs and expenses

Total costs and expenses on a reported basis increased 13.5% in the third quarter of 2014 and 7.8% for the first nine months of 2014. On a same-station basis, total costs and expenses increased 6.7% for the quarter and 5.1% for first nine months of 2014, primarily driven by higher employee related costs and higher digital costs.

Employee compensation and benefits on a same-station basis increased $2.8 million, or 6.3%, in the third quarter of 2014 and $6.7 million, or 5.0%, year-to-date primarily due to annual salary increases and the addition of approximately 80 positions to staff The Now and The List, two of our internally developed and produced programs. We incurred severance costs primarily as a result of centralizing our master control hub which accounted for $1.4 million of the increase in the first three quarters of 2014.

Programs and program licenses increased by 13.0% for the 2014 quarter and 6.5% for the nine months ended September 30, 2014 on an as reported basis. On a same-station basis, programs and program licenses increased by 2.6% for the 2014 quarter and 2.2% for the nine months ended September 30, 2014, primarily due to increases in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. The fees paid to the networks increased $1.9 million and $4.3 million for the third quarter of 2014 and nine months ended September 30, 2014, respectively, as our retransmission revenues increased. This was partially off-set by a $1.5 million reduction in the third quarter and a $3.4 million reduction year-to-date in costs for syndicated programming as more of our stations replaced syndicated programming with our internally produced programming.

Other expenses on an as reported basis increased 18.0% for the 2014 quarter and 10.2% for the 2014 year-to-date period compared to prior year. On a same station basis, other expenses increased 10.2% for the 2014 quarter and 6.9% for the year-to-date period. Costs to support digital initiatives in the television segment increased $2.1 million and $5.6 million for the third quarter of 2014 and nine months ended September 30, 2014, respectively.

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
Operating results for our newspaper segment were as follows:

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands)	2014	Change	2013	2014	Change	2013

Segment operating revenues:
Local	$15,545	(5.6)%	$16,467	$52,710	(4.5)%	$55,219
Classified	15,070	(6.8)%	16,174	49,096	(4.6)%	51,456
National	786	(45.8)%	1,449	3,351	(38.3)%	5,429
Preprint and other	13,599	(7.1)%	14,634	44,163	(5.8)%	46,869
Digital advertising and marketing services	6,092	(3.9)%	6,342	18,685	(6.3)%	19,935
Advertising and marketing services	51,092	(7.2)%	55,066	168,005	(6.1)%	178,908
Subscriptions	28,738	2.0%	28,184	90,736	4.6%	86,751
Other	4,643	(8.9)%	5,096	16,472	5.4%	15,627
Total operating revenues	84,473	(4.4)%	88,346	275,213	(2.2)%	281,286
Segment costs and expenses:
Employee compensation and benefits	38,543	(3.7)%	40,029	117,440	(5.4)%	124,199
Newsprint, press supplies and other printing costs	10,122	(4.6)%	10,614	33,206	(5.0)%	34,965
Distribution	11,492	(1.1)%	11,623	35,046	(2.2)%	35,837
Other expenses	23,549	2.2%	23,042	74,762	4.7%	71,428
Total costs and expenses	83,706	(1.9)%	85,308	260,454	(2.2)%	266,429
Segment profit	$767	(74.8)%	$3,038	$14,759	(0.7)%	$14,857

Revenues

Total newspaper revenues decreased 4.4% for the 2014 quarter and 2.2% for the year-to-date period compared to 2013. Advertising and marketing services revenues decreased over 6% in 2014 which was partially offset by an increase in subscription revenue from targeted price increases and print and digital subscription bundles. As of September 30, 2014, we had approximately 38,000 digital-only subscribers across all of our markets.

Advertising and marketing services declined primarily as a result of continued secular changes in the demand for print advertising. Automotive classified advertising, as well as both local and national advertising, remained particularly weak during the quarter.

Subscriptions include fees paid by readers for access to our content in print and digital formats. We completed the launch of our bundled subscription model in the third quarter of 2013. Under our bundled offerings, subscribers receive access to all of our newspaper content on all platforms and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. Subscription revenue increased in the third quarter by 2.0% and 4.6% for the first three quarters of 2014 which was driven by the rollout of our bundled subscription model, increases in single-copy prices and digital-only subscriptions. As we have cycled against the completion of the launch of our digital bundles, subscription revenue growth has moderated.

Other operating revenues, including commercial printing and distribution services, decreased by $0.4 million, or 8.9%, for the third quarter of 2014 and increased $0.8 million, or 5.4%, for the nine months ended September 30, 2014. In the 2014 and 2013 year-to-date period we had revenues of $2.1 million and $0.6 million, respectively for a commercial print job where our Knoxville newspaper printed the Chattanooga newspaper while their plant was improved. The Chattanooga printing contract was completed in August 2014.
Costs and expenses

Employee compensation and benefits decreased approximately $1.5 million, or 3.7%, and $6.8 million, or 5.4%, for the 2014 quarter and year-to-date period, respectively, primarily due to lower employment levels compared to prior year. We had approximately 6% fewer newspaper employees in 2014 as compared to 2013.

Newsprint, press supplies and other printing costs declined by approximately 5% for the quarter and the nine months ended September 30, 2014 primarily due to lower expenditures for newsprint. Average newsprint prices increased 4.1% and newsprint consumption decreased 8.4% for the quarter ended September 30, 2014. For the nine months ended September 30, 2014, average newsprint prices decreased 3.4% and newsprint consumption decreased 3.6%.

Newspaper distribution costs decreased as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by 2.2% for the 2014 quarter and 4.7% for the nine months ended September 30, 2014. Costs related to support digital initiatives of our newspaper segment as well as costs to implement systems and process changes increased $3.4 million and $11.0 million for the 2014 quarter and nine months ended September 30, 2014, respectively, which was partially offset by decreases in various other operating expenses.

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

Shared services and corporate expenses were $10.1 million in the third quarter of 2014 compared to $13.9 million in the third quarter of 2013. For the nine months ended September 30, 2014, shared services and corporate expenses were $38.8 million compared to $37.8 million for the nine months ended September 30, 2013. Incremental costs to hire and develop digital-only sales professionals, streamline the digital sales processes, and create digital content that were not allocated to our television and newspaper divisions increased $0.5 million in 2014 compared to prior year. Also contributing to the increase in shared services and corporate expenses were costs related to system implementation and process changes, which increased $1.1 million in the first three quarters of 2014 compared to prior year. For the third quarter of 2014, costs decreased due to $2.3 million of lower third-party costs and an additional $5.5 million allocation of digital costs to our television and newspaper segments, partially offset by a net increase in employee related costs.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash flows from operating activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013

Cash Flows from Operating Activities:
Net loss	$(5,490)	$(8,337)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	36,519	35,684
(Gains) losses on sale of property, plant and equipment	(2,861)	140
Deferred income taxes	4,934	(1,770)
Stock and deferred compensation plans	4,608	6,092
Pension expense, net of payments	3,639	4,294
Liability for withdrawal from GCIU employer retirement fund	4,100	—
Other changes in certain working capital accounts, net	27,034	(13,486)
Miscellaneous, net	(1,449)	3,318
Net cash provided by operating activities	$71,034	$25,935

The $45 million increase in cash provided by operating activities was primarily attributable to changes in working capital in 2014 compared to 2013. The primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable increased $12.4 million in 2014 compared to 2013. Collections in the first quarter of an odd year are lower due to the impact of political advertising in the preceding quarter, which is paid in advance.

•
The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, increased working capital by $1.6 million in 2014 and decreased working capital by $9.3 million in 2013.

•	The timing of payments for accounts payable increased working capital by $6.4 million in 2014.

•	In 2014, we recorded a $4.1 million liability for withdrawing from one of our multi-employer pension plans, which increased working capital.

Investing activities

Cash flows from investing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013

Cash Flows from Investing Activities:
Acquisitions	$(149,334)	$—
Proceeds from sale of property, plant and equipment	6,453	300
Additions to property, plant and equipment	(13,437)	(15,531)
Purchase of investments	(2,003)	(1,425)
Change in restricted cash	1,400	1,800
Miscellaneous, net	453	39
Net cash used in investing activities	$(156,468)	$(14,817)

In 2014 and 2013 we used $156.5 million and $14.8 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•	On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•	On June 16, 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million in cash.

•	On September 16, 2014, we completed our acquisition of Geoterrestrial, Inc. ("WeatherSphere") for $4 million in cash.

•	During the third quarter of 2014, we received $5.8 million in proceeds from the sale of excess land in our newspaper business.
Financing activities
Cash flows from financing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013

Cash Flows from Financing Activities:
Payments on long-term debt	$(1,500)	$(11,925)
Repurchase of Class A Common shares	(21,237)	(69,313)
Proceeds from employee stock options	13,175	40,229
Tax payments related to shares withheld for RSU vesting	(4,035)	(6,157)
Miscellaneous, net	2,145	(4,458)
Net cash used in financing activities	$(11,452)	$(51,624)

In 2014 and 2013 we used cash for financing activities of $11.5 million and $51.6 million, respectively. The primary items included in our financing activities for the periods are described below.
We have a $275 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.
The Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in our financing agreements at September 30, 2014 and December 31, 2013.

The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2014, we were not required to make additional principal payments based on excess cash flow.
In November 2012, our board of directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. We repurchased $21.2 million of shares under this authorization in 2014 and $69.3 million of shares in 2013.
In May 2014, our board of directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016.
Based on the terms of the Master Transaction Agreement with Journal Communications, we are precluded from repurchasing shares prior to closing the transactions.

In 2014, we received $13.2 million of proceeds from the exercise of employee stock options compared to $40.2 million in 2013. Our employees currently hold options to purchase 2.1 million shares at exercise prices between $6.63 and $10.92 per share.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.2 million in the remainder of 2014 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.
As discussed previously, we have announced a transaction with Journal Communications whereby we will spin-off our newspaper operations, pay a special $60 million dividend and merge the Journal broadcast operations with Scripps. In order to carry out the Transactions we will incur $25 to $30 million in costs, of which we have incurred $6.7 million to date. With the Journal Transactions, we will also assume Journal's outstanding liabilities, including any employee benefit obligations ($66 million as of December 31, 2013). Journal also has outstanding debt of $144 million as of September 30, 2014, of which we will be required to refinance $131 million and can assume the remainder.
In the case that Scripps breaches its obligation to consummate the Transactions, the Master Transaction Agreement may require Scripps to pay liquidated damages of $15.8 million plus expenses, subject to an overall limit of $23.5 million.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2014		As of December 31, 2013
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	198,500	198,500	200,000	200,000
Total long-term debt including current portion	$198,500	$198,500	$200,000	$200,000

Interest rate swap	$423	$423	$723	$723

Financial instruments subject to market value risk:
Investments held at cost	$12,405	(a)	$11,724	(a)

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