Form 10-K
period 2014-12-31
SCRIPPS E W CO /DE
filed 2015-03-13
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $21.16 per share closing price for such stock on June 30, 2014, was approximately $640,490,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2015, there were 45,293,298 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2015 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2014

As used in this Annual Report on Form 10-K, the terms “Scripps,” “Company,” “we,” “our” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
Additional Information
Our Company website is http://www.scripps.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request or by request via e-mail to secretary@scripps.com.
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
We are a diverse, 136-year-old media enterprise with interests in television stations, newspapers, and local and national digital media sites. Our mission is to do well by doing good — providing value to customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses through a growing portfolio of television, print and digital media brands. We own 21 local television stations, as well as daily newspapers in 13 markets across the United States. We also run an expanding collection of local and national digital journalism and information businesses including digital video news service Newsy and weather app developer WeatherSphere. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee. Founded in 1878, our motto is "Give light and the people will find their own way." For a full listing of our media companies and their associated websites, visit http://www.scripps.com.

On July 30, 2014, our Board of Directors approved an agreement under which Scripps would acquire the broadcast business of Journal Communications, Inc. ("Journal") and each would spin-off their newspaper businesses into a separate publicly traded company (the “Journal Transactions”). The newspaper company will be named Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. After the completion of the transaction, Scripps will be the fifth-largest independent television operator in the U.S. with 33 stations in 24 markets, as well as owning 34 radio stations in eight markets.
Scripps and Journal shareholders voted to approve the Journal Transactions on March 11, 2015. The closing date of the Journal Transactions is currently scheduled for April 1, 2015.

On June 16, 2014, we acquired two television stations owned by Granite Broadcasting Corporation for $110 million in cash. The acquisition included an ABC-affiliated station and a MyNetworkTV affiliate, which will be operated as a duopoly with our Detroit ABC affiliate.

On January 1, 2014, we acquired Media Convergence Group, which operates as Newsy, a digital video news provider, for $35 million in cash. Newsy adds a new dimension to our video news strategy with a storytelling approach, specifically geared toward digital audiences.

Beginning in 2013, we expanded our digital sales force in many of our markets. We believe a broad deployment of additional sales resources supporting our digital initiatives will allow us to take advantage of opportunities in digital media. We hired more than 100 digital-only sales professionals for our television and newspaper segments between 2013 and 2014.
On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting Company, Inc., for $212 million in cash, plus a working capital adjustment of $4.4 million. The acquisition included four ABC-affiliated television stations, as well as five Azteca America Spanish-language affiliates.

At the beginning of 2011, we signaled our commitment to developing our local digital media business by combining all of our digital initiatives into a single organization. Under the direction of our digital leadership, working closely with the leadership of both of our divisions, this focus is beginning to deliver long-term financial benefits as we find new and efficient platforms for bringing together advertisers and audiences. Under this structure, our digital media group develops products and offerings that enable our television stations and newspapers to provide unique and compelling content through the web, smartphones and tablets. The digital group also develops content and applications specifically for digital platforms to make the user experience unique. Our digital group drives the coordinated local and national digital sales efforts for our television and newspaper divisions.
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
Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

Television
Scripps has operated broadcast television stations since 1947, when it launched Ohio’s first television station, WEWS-TV, in Cleveland. Today, our television station group reaches approximately 14% of the nation’s households and includes 11 ABC affiliates, three NBC affiliates and two independent stations, which we operate as duopolies with our Kansas City NBC affiliate and our Detroit ABC affiliate. We also own five Azteca America affiliates.
We produce high-quality news and information content that informs and engages local and national communities. We distribute our content to four platforms — broadcast, web, smartphones and tablets. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional broadcast television boundaries.
Our digital sites offer comprehensive local news and information and user-generated content. We continue to enhance our online and digital services, using features such as long-form text articles, in addition to streaming video and audio, to deliver news and information. Many of our journalists routinely produce videos for consumption through our digital platforms and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build our audiences. We have embraced mobile technology by offering our products on apps available on the Apple, Android, Kindle Fire and Windows 8 platforms.
We believe the most critical component of our product mix is compelling news content, which is an important link to the community and aids our stations' efforts to expand viewership. In addition, local news programming can provide local news viewers access to advertising sources specific to television. We have trained employees in our news departments to be multi-media journalists, allowing us to pursue a “hyper-local” strategy by having more reporters covering local news for our over-the-air and digital platforms. In 2014, a number of our television stations earned prestigious media industry awards, including the Edward R. Murrow Award and the Alfred I. duPont-Columbia Award.
In addition to news programming, our television stations run network programming, syndicated programming and internally produced programming. Some of the Scripps-owned programming on our television stations offers viewers an interactive experience. In 2012, we began a strategy to rely less on expensive syndicated programming and develop our own programming and that September, we launched two original shows — a new game show called Let's Ask America and a nightly infotainment magazine called The List. One or both of these shows is aired in the access hour just before prime time in 12 of our markets. We are also a partner in RightThisMinute, a daily news and entertainment program, which airs on 15 of our stations and reaches more than 90% of the country through syndication. We launched our fourth original show, The Now, in eight of our markets in the third quarter of 2014. The Now is a news show designed for a 4 p.m. audience and takes a deeper dive into the day's events. These four shows were developed internally or in partnership with others and replaced expensive syndicated content. We believe this strategy has the potential to improve our television division's financial performance for years to come.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Rank of Market (1)	Stations in Market (2)	Station Rank in Market (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)

KNXV-TV	Phoenix, Ch. 15	ABC/15	2019	2022	11	13	3	1.6%	6
WXYZ-TV	Detroit, Ch. 7	ABC/41	2019	2021	12	8	1	1.6%	9
WMYD-TV	Detroit, Ch. 20	MY/21	2016	2021	12	8	6	1.6%	2
WFTS-TV	Tampa, Ch. 28	ABC/29	2019	2021	13	12	4	1.6%	5
KMGH-TV	Denver, Ch. 7	ABC/7	2019	2022	17	11	3	1.4%	5
WEWS-TV	Cleveland, Ch. 5	ABC/15	2019	2021	19	8	3	1.3%	8
WMAR-TV	Baltimore, Ch. 2	ABC/38	2019	2020	26	6	4	1.0%	4
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2019	2021	27	9	3	0.9%	7
KGTV-TV	San Diego, Ch. 10	ABC/10	2019	2014 (6)	28	11	3	0.9%	5
KSHB-TV	Kansas City, Ch. 41	NBC/42	2015	2022	31	8	4	0.8%	6
KMCI-TV	Lawrence, Ch. 38	Ind./41	N/A	2022	31	8	6	0.8%	1
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2019	2021	36	5	2	0.8%	8
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2015	2021	38	7	1	0.7%	10
WKBW-TV	Buffalo, Ch. 7	ABC/38	2018	2015	52	8	3	0.5%	6
KJRH-TV	Tulsa, Ch. 2	NBC/8	2015	2022	60	10	4	0.5%	7
KERO-TV	Bakersfield, Ch. 23	ABC/10	2019	2022	127	4	3	0.2%	9
All market and audience data is based on the November 2014 Nielsen survey.

(1)	Rank of Market represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and lower-power stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. M-SU, as a percentage of total viewing households in the Designated Market Area.

(6)	Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application.

Historically, we have been successful in renewing our expiring FCC licenses.
We also operate five low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish-language programming. The stations are clustered around our California and Denver stations.

Revenue cycles and sources

Broadcast Advertising

We sell advertising to local, national and political customers. The sale of local, national and political commercial spots accounted for approximately 83% of the television segment’s revenues in 2014. Pricing of advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

Cyclical factors influence revenues from our core advertising categories. Some of the cycles are periodic and known well in advance, such as election campaign seasons and special programming events (e.g. the Olympics or the Super Bowl). For example, our NBC affiliates benefit from incremental advertising demand from the coverage of the Olympics. Economic cycles are less predictable and beyond our control.

Advertising revenues increase significantly during even-numbered years when local, state and federal elections occur.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 12% of television segment operating revenues in 2014. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive is typically based on the number of subscribers the MVPD has in our local market. There are approximately 14.7 million subscribers to MVPD services in our markets. We renewed contracts covering 5.6 million subscribers which expired at the end of 2014. When we have renewed retransmission consent agreements, they have generally been at higher rates.

Prior to the spin-off in 2008 of Scripps Networks Interactive (SNI), we granted retransmission rights to MVPDs in exchange for carriage of cable networks. Pursuant to an agreement entered into as part of the spin-off, SNI pays us an annual fee for carriage of our broadcast signals by certain MVPDs, including Comcast and Time Warner Cable. Our agreement with Time Warner Cable expires at the end of 2015, and our Comcast agreement expires at the end of 2019.

Our retransmission consent agreements with MVPD providers expire through 2019. The number of subscribers to those services by year of renewal is as follows: 3.0 million in 2015, 3.0 million in 2016, 1.4 million in 2017, 4.7 million in 2018 and 2.6 million in 2019. These renewals do not contemplate the impact of the proposed Time Warner Cable and Comcast merger.

Digital Revenues

We sell advertising across all our digital platforms. Digital advertising provided approximately 4% of our television segment operating revenues in 2014. Digital advertising includes fixed-duration campaigns whereby, for a fee, a video preroll, a banner, text or other advertisement appears for a specified period of time; impression-based campaigns where the fee is based on the number of times the advertisement appears in webpages viewed by a user; and click-through campaigns where the fee is based on the number of users who click on an advertisement and are directed to the advertisers’ websites. We use a variety of audience-extension programs to enhance the reach of our websites and garner a larger share of local advertising dollars that are spent online. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.

In late 2013, we launched a subscription model for in-depth news content features on the website of our Cincinnati station, WCPO. In 2014, we began charging the users of WCPO.com a subscription fee to access premium content. Depending on the success of the WCPO subscription model, we may consider launching similar models in additional television markets in future years.

Other

In addition to selling commercials during our programming, we also offer marketing opportunities for our business customers, including sponsorships and community events.

Expenses
Employee costs accounted for 55% of segment costs and expenses in 2014.
We have been centralizing certain functions at company-owned hubs that do not require a presence in the local markets, enabling each of our stations to focus local resources on the creation of content and revenue-producing activities.

Programming costs, which include syndicated programming, shows produced for us or in partnership with others, and network affiliation fees, were 16% of total segment costs and expenses in 2014. Our ABC and NBC network-affiliated stations pay the networks for the programming that is supplied to us in various dayparts. Our network affiliation agreements also require us to pay a portion of retransmission revenues above a threshold to the network.

Federal Regulation of Broadcasting — Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. The FCC also exercises limited authority over broadcast programming by, among other things, requiring certain children's programming and limiting commercial content therein, regulating the sale of political advertising and the distribution of emergency information, and restricting indecent programming. The FCC also requires television broadcasters to close caption their programming for the benefit of the hearing impaired and to ensure that any of their programming that is later transmitted via the Internet is captioned. Network-affiliated broadcasters in larger markets must also offer audio narration of certain television programming for the benefit of the visually impaired.

Broadcast television licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee's performance. All the Company’s applications for license renewal during the current renewal cycle have been granted for full terms except the timely-filed applications of stations KGTV and WKBW-TV that await Commission action. While there can be no assurance regarding the renewal of our broadcast television licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the ownership of television stations and other media. Under the FCC's current rules, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning or controlling more than one television station, or in some markets under certain conditions, more than two television stations in the same market (the “television duopoly rule”), or (ii) the grant of the license would result in the applicant's owning or controlling television stations whose total national audience reach exceeds 39% of all television households. The FCC also has generally prohibited “cross ownership” of a television station and a daily newspaper in the same community. The FCC is currently revisiting its newspaper-broadcast rule, and an expected change in the manner of measuring the rule's geographic scope could bring the Company's Treasure Coast newspapers and nearby station WPTV-TV within the rule's terms, but the FCC in the past has permitted the continuation of such preexisting relationships after a rule change. In addition, the FCC has modified its rules to impose the television duopoly rule's ownership restrictions on independent stations within a market that engage in joint advertising sales, and it is considering imposing disclosure and other limits on local stations that share facilities or services such as program production. Station WPTV-TV has entered into such a shared program services agreement with another local station. We cannot predict the outcome of the FCC’s ongoing consideration of these ownership issues or the effect of any FCC revision of these policies on our stations' operations or our business.

The FCC has concluded that the transition to more efficient digital television broadcasting permits further reductions in the amount of spectrum allocated to over-the-air broadcasting. In order to provide additional spectrum for mobile broadband services, Congress granted the FCC authority to conduct spectrum auctions in which some broadcasters would voluntarily give up spectrum in return for a share of the auction proceeds. While the FCC has adopted a broad framework for the auction, numerous critical issues remain unresolved, and broadcasters are appealing certain FCC decisions to a reviewing court, objecting, for example, to the standard the FCC intends to use in calculating stations’ protected service contours during the necessary “repacking” of the broadcast spectrum post-auction and to the limited time the FCC plans to allocate for repacking to be completed. The FCC’s chairman has recently announced a delayed schedule whereby the agency would finalize the auction procedures during 2015 and then hold the auction in 2016. Broadcasters support sufficient delay to permit the FCC to better address the variety of complex issues associated with this auction, including encouraging broadcasters’ voluntary participation, adequately compensating those stations that will be required to change their facilities due to the repacking of the remaining broadcast spectrum, and protecting the remaining television stations from a reduction of their over-the-air coverage. Implementing the required changes in television stations' frequency use will be costly, and stations located near the Canadian and Mexican borders are at particular risk of service loss due to the need to coordinate international frequency use. The repacking of broadcast spectrum could also have particular adverse effects on the ability of low-power television stations to offer service, since these stations enjoy only “secondary” status and would not be protected from interference caused by a full-power station that was forced to relocate. Separately, the FCC has issued rules and authorizations permitting the non-broadcast use of broadcast spectrum in the “white spaces” between stations' service areas despite broadcaster concerns about harmful interference to their operations. We cannot predict the effect of these proceedings on our offering of digital television service or our business.

Broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for both our network-affiliated stations and our independent stations. Some members of Congress have urged the FCC to address concerns about cable and satellite subscribers occasionally losing television service during retransmission consent negotiations, and the FCC initiated a rulemaking proceeding to reexamine the process. While the FCC has concluded that it lacks authority to require arbitration or mandate station carriage, it has determined to restrict the practice whereby some independently owned stations in a market would jointly negotiate retransmission consent rights, and it is seeking additional comment on whether it should eliminate the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Other proceedings before the FCC and the courts are reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC has initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. This proceeding raises a variety of issues, including whether Internet-based distributors might be able to take advantage of MVPDs' statutory copyright licensing rights. Other ongoing copyright-related proceedings involve, for example, the legality of digital recorders that can automatically remove commercials from broadcast programming during playback. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on the Company.

During recent years, the FCC has considered substantially increasing its scrutiny of broadcasters' programming practices. In particular, it has heightened its attention to enforcement of the restrictions on indecent programming. Congress' decision to greatly increase the financial penalty for airing such programming has also increased the threat to broadcasters from such enforcement. Litigation continues over the scope of the FCC's authority to regulate indecency, and substantial uncertainty remains concerning FCC indecency enforcement. In addition, the FCC continues to consider requiring far more detailed reporting of television stations' public service-related programming, and it now requires the online posting of stations' public inspection files, including their political sales files. The FCC also continues to maintain an open docket addressing how the evolution of digital media may be affecting children, including whether commercial television broadcasters are adequately addressing children's educational needs and whether steps should be taken to better protect children from exposure to potentially harmful media content, including harmful advertising messages. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Newspapers
We have operated newspapers since 1878, when our founder, Edward W. Scripps, began publishing the Penny Press in Cleveland, Ohio. Today, the Scripps newspaper division operates in 13 local markets across the United States. We produce content that informs and engages local communities. We distribute our content primarily to four platforms — print, web, smartphones and tablets. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to serve our communities by providing content across multiple digital platforms allows us to expand our audiences beyond our traditional print boundaries.
Our digital sites offer comprehensive local news and information and user-generated content. We continue to enhance our digital offerings, using features such as streaming video and audio, to deliver our news and information content. Many of our journalists routinely produce videos for consumption through our websites and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build our audiences. We have embraced mobile technology by offering our products on apps available on the Apple, Android, Kindle Fire and Windows 8 platforms.
We believe all of our newspapers have an excellent reputation for journalistic quality and content, which we believe is key to retaining readership. Our newspapers were recognized during 2014 by various regional and national journalism organizations for high-quality reporting across multiple platforms.
Over the years, we have supplemented our daily newspapers with an array of niche products, including direct mail advertising, total market coverage publications, zoned editions, specialty publications and event-based publications. These product offerings allow existing advertisers to reach their target audiences in multiple ways, while giving us a portfolio of products with which to acquire new clients, particularly small- and mid-sized advertisers.
The daily circulation, which includes print and E-edition, for our newspaper markets and audiences that we serve is as follows:

(in thousands)(1)	2014	2013	2012	2011	2010

Abilene (TX) Reporter-News	18	21	22	24	24
Anderson (SC) Independent-Mail	19	21	22	23	23
Corpus Christi (TX) Caller-Times	35	39	42	43	45
Evansville (IN) Courier & Press	41	43	47	52	52
Henderson (KY) Gleaner	7	8	9	10	10
Kitsap (WA) Sun	18	19	20	21	23
Knoxville (TN) News Sentinel	71	73	80	92	93
Memphis (TN) Commercial Appeal	85	88	96	109	118
Naples (FL) Daily News	51	58	59	54	63
Redding (CA) Record-Searchlight	18	19	20	21	22
San Angelo (TX) Standard-Times	16	17	18	18	18
Treasure Coast (FL) News/Press/Tribune (2)	59	67	69	76	75
Ventura County (CA) Star	46	49	54	62	65
Wichita Falls (TX) Times Record News	18	19	22	22	23
Total Daily Circulation	502	541	580	627	654

Circulation information for the Sunday edition of our newspapers is as follows:

(in thousands)(1)	2014	2013	2012	2011	2010

Abilene (TX) Reporter-News	23	25	28	31	31
Anderson (SC) Independent-Mail	27	27	28	30	29
Corpus Christi (TX) Caller-Times	46	51	55	58	58
Evansville (IN) Courier & Press	57	61	68	73	74
Henderson (KY) Gleaner	8	9	10	11	11
Kitsap (WA) Sun	20	21	23	23	24
Knoxville (TN) News Sentinel	96	100	108	121	116
Memphis (TN) Commercial Appeal	120	124	131	147	151
Naples (FL) Daily News	59	70	71	65	73
Redding (CA) Record-Searchlight	21	21	23	24	25
San Angelo (TX) Standard-Times	18	20	22	22	21
Treasure Coast (FL) News/Press/Tribune (2)	75	84	88	94	95
Ventura County (CA) Star	59	64	74	81	82
Wichita Falls (TX) Times Record News	20	22	25	25	26
Total Sunday Circulation	649	699	754	805	816

(1)
Based on Audit Bureau of Circulation Publisher’s Statements (“Statements”) for the six-month periods ended September 30, except figures for the Naples Daily News and the Treasure Coast News/Press/Tribune, which are from the Statements for the 12-month periods ended September 30.

(2)	Represents the combined daily and Sunday circulation of The Stuart News, the Indian River Press Journal and The St. Lucie News Tribune.
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
We sell advertising based upon audience size, demographics, price and effectiveness. Advertising rates and revenues vary among our newspapers depending on circulation, type of advertising, local market conditions and competition. Each of our newspapers operates in highly competitive local media marketplaces, where advertisers and media consumers can choose from a wide range of alternatives, including other news publications, radio, broadcast and cable television, magazines, Internet sites, outdoor advertising, directories and direct mail products.
Print advertising
Print advertising provided approximately 55% of newspaper segment operating revenues in 2014. Print advertising includes Run-of-Press (“ROP”) advertising, preprinted inserts, advertising in niche publications, and direct mail. Advertisements, located throughout the newspaper, include local, classified and national advertising. Local advertising refers to any advertising purchased by in-market advertisers that is not included in the paper’s classified section. Classified advertising includes all auto, real estate and help-wanted advertising and other ads listed together in sequence by the nature of the ads. National advertising includes advertising purchased by businesses outside our local market. National advertisers typically procure advertising from numerous newspapers using advertising agency buying services. Preprinted inserts are stand-alone, multi-page circulars inserted into and distributed with the daily newspaper, niche publications and shared mail products.

Digital advertising and marketing services
We sell advertising across all our digital platforms. Digital advertising provided approximately 7% of our newspaper segment operating revenues in 2014. Digital advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; impression-based campaigns where the fee is based on the number of times the advertisement appears in webpages viewed by a user; and click-through campaigns where the fee is based on the number of users who click on an advertisement and are directed to the advertisers’ websites. We use a variety of audience-extension programs to enhance the reach of our websites and garner a larger share of local advertising dollars that are spent online. We also offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns.
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
Daily and Sunday circulation has declined during the past five years, due in part to readers who consume more news and information through the Internet or on mobile devices. Some of the declines are due to a deliberate decision to eliminate distribution to outlying areas. More recently, we have implemented marketing and pricing strategies intended to stabilize home delivery subscription revenues.
Expenses
Our newspaper business is characterized as having high fixed costs with much of our expense base dedicated to employees and production and distribution capabilities.
Employees — Employee costs accounted for approximately 45% of segment costs and expenses in 2014. Our workforce is comprised of non-union and union employees. See “Employees.” During the past five years, we have reduced our workforce from 3,000 employees to approximately 2,100.
Distribution — We primarily outsource the physical distribution of our products to independent contractors. Distribution costs are affected by the cost of fuel and the number of papers being delivered. We also coordinate the distribution of other publications, such as The Wall Street Journal and Barron’s, in a number of our markets.
Newsprint — We consumed approximately 48,000 metric tons of newsprint in 2014. Newsprint is a basic commodity and its price is sensitive to changes in the balance of worldwide supply and demand. Mill closures and industry consolidation have decreased overall newsprint production capacity and could lead to future price increases. We purchase newsprint from various suppliers, many of which are Canadian. Based on our expected newsprint consumption, we believe our supply sources are sufficient.
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

Syndication and Other
Syndication and other primarily includes certain digital operations outside of our television and newspaper markets and syndication of news features and comics. Under the trade name United Media, we distribute news columns, comics and other features for the newspaper industry. Newspapers typically pay a weekly fee for their use of the features. Newsy, a digital video news service, and WeatherSphere, a provider of weather-related mobile apps, are also included in syndication and other.

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

Employees
As of December 31, 2014, we had approximately 4,800 full-time equivalent employees, of whom approximately 2,000 were with television, 2,100 with newspapers and 400 with our digital operations. Various labor unions represent approximately 600 employees, 300 of which are in television and 300 are in newspapers. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be generally satisfactory.

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

•
Our television stations have significant exposure to automotive advertising. Advertising revenue from the automotive category represented approximately 22% and 26% of our total advertising revenue in our television segment for 2014 and 2013, respectively.

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

Programmatic advertising models that allow advertisers to buy audiences at scale or through automated processes may begin to play a more significant role in the local television advertising marketplace, causing downward pricing pressure and resulting in a loss of revenue that could materially adversely affect broadcast operations.
Several national advertising agencies are now looking at an automated process known as “programmatic buying” to reduce costs related to buying local TV spot advertising. Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation of a programmatic model, where automation replaces existing pricing and allocation methods, could turn local advertising inventory into a price-driven commodity, reducing the value of these relationships and related revenues. Scripps cannot predict the pace at which programmatic buying will be adopted or utilized in the broadcast industry. Widespread adoption causing downward pricing pressure could result in a loss of revenue and materially adversely affect future broadcast operations.

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
Newsprint is a significant component of the operating cost of our newspaper operations, comprising 9% of newspaper costs in 2014. The price of newsprint has historically been volatile, and increases in the price of newsprint could materially reduce our operating results. In addition, the continued reduction in the capacity of newsprint producers increases the risk that supplies of newsprint could be limited in the future.
The loss of affiliation agreements could adversely affect our television stations’ operating results.

Eleven of our stations have affiliations with the ABC television network and three have affiliations with the NBC television network. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming. These television networks produce and distribute programming which Scripps’ stations commit to air at specified times. Networks sell commercial announcement time during the programming, and require stations to pay fees on the right to carry programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts. There is no assurance that Scripps will be able to reach agreements with networks about the amount of these fees.

The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the relevant network. Loss of network affiliation would require us to obtain replacement programming, which may involve higher costs and may not be as attractive to its target audiences, resulting in lower advertising revenues. In addition, loss of network affiliation would result in materially lower retransmission revenue, particularly in the case of the "Big 4" networks, such as our affiliations with ABC and NBC.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements and network affiliation agreements, by consolidation of cable or satellite television systems, or by new technologies for the distribution of broadcast programming.

As our retransmission consent agreements expire, there can be no assurance that we will be able to renew them at comparable or better rates. As a result, retransmission revenues could decrease and retransmission revenue growth could decline over time. Major networks that we are affiliated with currently require us to share our retransmission revenue with them. There can be no assurance that these networks will not require an increase in their share of this revenue as a condition to the renewal of our affiliation agreements. If an MVPD in our markets acquires additional distribution systems, our retransmission revenue could be adversely affected if our retransmission agreement with the acquiring MVPD has lower rates or a longer term than our retransmission agreement with the MVPD whose systems are being sold.

The use of new technologies to redistribute broadcast programming, such as those that rely upon the Internet to deliver video programming or those that receive and record broadcast signals over the air via an antenna and then retransmit that information digitally to customers’ computer or mobile devices, could adversely affect Scripps’ retransmission revenue if such technologies are not found to be subject to copyright law restrictions or to regulations that apply to MVPDs such as cable operators or satellite carriers.

Changes in the Communications Act of 1934, as amended (the “Communications Act”), or the FCC’s rules with respect to the negotiation of retransmission consent agreements between broadcasters and MVPDs could also adversely impact Scripps’ ability to negotiate acceptable retransmission consent agreements. In addition, continued consolidation among cable television operators could adversely impact Scripps’ ability to negotiate acceptable retransmission consent agreements. In February 2014, Comcast Corporation, the largest cable television operator, announced that it was acquiring Time Warner Cable, Inc., which is the second largest cable television operator. In May 2014, AT&T announced that it was acquiring DIRECTV, the largest direct-to-home satellite provider. Both transactions remain subject to regulatory approvals of the Department of Justice and the FCC.

There are proceedings before the FCC and legislation has been proposed in Congress reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, in a dispute that does not directly involve broadcasting, the FCC's Media Bureau is seeking comment on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to MVPDs. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements could be jeopardized. Scripps cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on Scripps’ operations.
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

•
The FCC is developing standards to accomplish the repurposing of a substantial amount of the spectrum now allocated to broadcast television through a novel “incentive auction” process. Television licensees are being encouraged to voluntarily relinquish their licensed spectrum in return for a share of the auction’s proceeds, and the broadcast spectrum that remains post-auction will be “repacked” in order to permit efficient use of the repurposed spectrum by the wireless industry buyers. Broadcasters are concerned that the FCC is not adequately adhering to Congress’ direction that those television licensees who choose to retain their spectrum should not be affected adversely. If the FCC’s auction processes do not adequately protect stations’ service areas from interference or do not provide adequate time and compensation to broadcasters for what is expected to be a major post-auction rearrangement of the broadcast spectrum, this could have a material adverse effect on the affected stations and on the Company.

•
The FCC and other government agencies are considering various proposals intended to promote consumer interests, including proposals to encourage locally-focused television programming and to restrict certain types of advertising to children. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect our operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.

•
There are proceedings before the FCC and the courts reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC has initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”) such as cable operators and satellite systems. This proceeding raises a variety of issues, including whether Internet-based video distributors might be able to take advantage of MVPDs' statutory copyright licensing rights. Other ongoing copyright disputes involve, for example, the legality of digital recorders that can automatically remove commercials from broadcast programming during playback. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on the Company.
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
The projected benefit obligations of our pension plans exceed plan assets by $141 million at December 31, 2014. In 2009, we froze the accrual of service credits under our defined benefit pension plans that cover a majority of our employees, including our Supplemental Executive Retirement Plan ("SERP"). Our pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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

Members of the Board of Directors of Journal Communications, Inc. ("Journal"), and the parties to the Master Transaction Agreement, including Journal and Scripps, were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the Journal Transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleged that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the Master Transaction Agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. The plaintiff also challenged the qualifications of Journal's financial advisor, Methuselah Advisors LLC ("Methuselah"), and asserted that Methuselah has a conflict because the founder and managing partner of Methuselah, who is the lead investment banker at Methuselah for Journal in the Journal Transactions, was employed by Lazard Fréres & Co. LLC (“Lazard”) prior to 2010 as a managing director, where he had responsibility for Lazard’s relationship with Scripps. On August 29, 2014, the defendants filed Motions to Dismiss asking the Circuit Court to dismiss the lawsuit. On November 12, 2014, the Circuit Court entered an Order granting the defendants’ Motions to Dismiss and dismissing the lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al. (Case No. 2:15-cv-00012-JPS)), naming Journal, the Board of Directors of Journal, Scripps, and the other parties to the Master Transaction Agreement as defendants. The plaintiff asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief enjoining the Journal Transactions and damages. The outcome of this lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of Journal and Scripps. A preliminary injunction could delay or jeopardize the completion of the Journal Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Journal Transactions. Journal, Scripps, and the other defendants named in the lawsuit believe the claims asserted are without merit and intend to continue to vigorously defend against them.

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	58	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999 to 2008) and Chief Operating Officer (2006 to 2008)
Timothy M. Wesolowski	57
Senior Vice President, Chief Financial Officer & Treasurer (since August 2011); Senior Vice President Finance - Call Center Division, Convergys Corporation (2010 to 2011); Senior Vice President Finance/Controller, Convergys Corporation (2006 to 2009)

William Appleton	66	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Timothy E. Stautberg	52
Senior Vice President/Newspapers (since August 2011); Senior Vice President and Chief Financial Officer (July 2008 to August 2011); Vice President/Corporate Communications and Investor Relations (1999-2008)

Lisa A. Knutson	49	Senior Vice President/Chief Administrative Officer (since September 2011); Senior Vice President/Human Resources (2008 to 2011)
Brian G. Lawlor	48	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004 to 2008)
Adam Symson	40	Senior Vice President/Digital (since February 2013); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media/Television (2007 to 2011)
Douglas F. Lyons	58	Vice President/Controller (since July 2008); Vice President Finance/Administration (2006 to 2008), Director Financial Reporting (1997 to 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2014, there were approximately 9,000 owners of our Class A Common shares, based on security position listings, and 70 owners of our Common Voting shares (which do not have a public market). We did not pay any cash dividends in 2014 or 2013.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th

2014
Market price of common stock:
High	$21.40	$21.16	$21.76	$23.34
Low	16.17	16.06	16.31	15.22
2013
Market price of common stock:
High	$12.04	$15.73	$18.35	$21.78
Low	10.37	11.82	14.44	17.45
There were no sales of unregistered equity securities during the quarter for which this report is filed.

In November 2012, our Board of Directors authorized the repurchase of up to $100 million of our Class A Common shares through December 2014. We repurchased a total of $95 million of shares under this authorization through December 31, 2014. No additional shares may be repurchased pursuant to this authorization.

In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of December 31, 2014.

Under the terms of the Master Transaction Agreement with Journal Communications, Inc., we are precluded from repurchasing shares prior to the closing of the Journal Transactions.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2009, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies.

COMPARISON OF CUMULATIVE TOTAL RETURN

E. W. Scripps Company
S&P 500 Index
Previous Peer Group Index
Current Peer Group Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014

ASSUMES $100 INVESTED ON DEC. 31, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2014

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014

E.W. Scripps Company	$100.00	$145.83	$115.09	$155.32	$312.07	$321.12
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Current Peer Group Index	$100.00	$103.42	$94.74	$125.22	$265.86	$241.44
Previous Peer Group Index	$100.00	$105.03	$95.16	$125.06	$263.02	$253.03

We continually evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our current peer group are Gannett Company, Gray Television, Inc., LIN Television Corporation, McClatchy Company, Media General, New York Times Company, Nexstar Broadcasting Group, Sinclair Broadcast Group, Tribune Media and Tribune Publishing. Our peer group was revised in 2014 to include Tribune Media and Tribune Publishing in place of A.H. Belo and Journal Communications, Inc. The Peer Group Index is weighted based on market capitalization.

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
We have adopted a code of conduct that applies to all employees, officers and directors of Scripps. We also have a code of ethics for the CEO and Senior Financial Officers that meets the requirements of Item 406 of Regulation S-K and the NYSE listing standards. Copies of our codes of ethics are posted on our website at http://www.scripps.com.
Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 13, 2015, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)	An exhibit index required by this item appears at page S-2 of this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 13, 2015	By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 13, 2015.

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
Kim Williams

The E. W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010 (1)

Summary of Operations (2)
Total operating revenues	$869	$817	$903	$729	$777
Income (loss) before income taxes	12	(9)	57	(26)	30
Net income (loss)	10	(1)	40	(16)	29
Depreciation and amortization of intangibles	(49)	(48)	(49)	(40)	(45)

Per Share Data
Income (loss) from continuing operations - diluted	$0.18	$(0.01)	$0.69	$(0.27)	$0.45
Cash dividends	$—	$—	$—	$—	$—

Market Value of Common Shares at December 31
Per share	$22.35	$21.72	$10.81	$8.01	$10.15
Total	1,274	1,217	600	435	592

Balance Sheet Data
Total assets	$1,033	$966	$1,031	$971	$828
Long-term debt (including current portion)	198	200	196	212	—
Equity	520	548	540	517	592
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2014, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

(1)
2014 — On January 1, 2014, we acquired Media Convergence Group, Inc., which operates as Newsy. On June 16, 2014, we acquired two television stations owned by Granite Broadcasting Corporation. Operating results for each are included for periods after the acquisitions.

2011 — On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting, Inc. Operating results are included for periods after the acquisition.

(2)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

2010 — Completed the sale of United Feature Syndicate, Inc. character licensing business for $175 million in cash. We recorded a $162 million pre-tax gain which is included in discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The consolidated financial statements and notes to consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.

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

Executive Overview
The E. W. Scripps Company is a diverse media enterprise with interests in television stations, newspapers and local and national digital media sites. We serve audiences and businesses through a growing portfolio of television, print and digital media brands. We own 21 local television stations, as well as daily newspapers in 13 markets across the United States. We also run an expanding collection of local and national digital journalism and information businesses including digital video news service Newsy and weather app developer WeatherSphere. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee.

In 2014, we focused on our broadcast and digital operations. On July 30, 2014, our Board of Directors approved an agreement under which Scripps would acquire the broadcast business of Journal Communications, Inc. ("Journal") and each would spin-off their newspaper businesses into a separate publicly traded company (the “Journal Transactions”). The newspaper company will be named Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. After the completion of the transaction, Scripps will be the fifth-largest independent television operator in the U.S. with 33 stations in 24 markets, as well as owning 34 radio stations in eight markets.

In June 2014, we completed our acquisition of two television stations from Granite Broadcasting Corporation for $110 million in cash. The acquisition includes the Detroit MyNetworkTV affiliate and the Buffalo, N.Y., ABC affiliate. The acquisition of the Detroit station creates a duopoly with our ABC affiliate WXYZ-TV.

We continue with our strategies of improving our ratings in key news blocks. In the November 2014 rating period, eight stations finished first or second in key adult demographics in at least one of the major local news time periods (6 a.m., 6 p.m. or late news). Twelve of our 14 major network-affiliated stations improved their percentage of local news viewing in at least one of these time periods over the same time in November 2013. Five stations improved their market rank in at least one newscast in November 2014. In 2014, our Tampa television station was awarded a national Alfred I. DuPont-Columbia Award and our Cincinnati and Tulsa television stations won national Edward R. Murrow awards.

We continue our programming strategy, lessening our reliance on purchased syndicated shows. We have two original shows — a game show called Let's Ask America and a nightly infotainment magazine called The List — with one or both being aired during the access period between evening news and prime time in 12 of our markets. We are also a partner in another original show called RightThisMinute, a daily news and entertainment program, that airs on 15 of our stations and reaches more than 90% of the country through syndication. We launched our fourth original show, The Now, in eight of our markets in the third quarter of 2014. The Now is a news show designed for a 4 p.m. audience and takes a deeper dive into the day's events.

We continued our investment in digital with the January 2014 acquisition of digital video news provider Media Convergence Group, Inc., which operates as Newsy, for $35 million in cash. This acquisition fits our digital strategy to run a national news brand that both enhances our local content offerings and gives us more access to the fast-growing digital news audiences and revenues on national platforms. Newsy adds a new dimension to our video news strategy with a storytelling approach, specifically geared toward digital audiences. In 2014, we launched the Newsy video platform on our television station websites and expect to rollout a similar product offering in other markets in 2015.

In September 2014, we continued our digital expansion with our acquisition of Geoterrestrial, Inc. ("WeatherSphere"), a top-selling provider of weather-related mobile apps, for $4 million. The acquisition reinforces our commitment to creating more products and deeper connections with digital consumers around news and information. WeatherSphere's brands include top-rated weather and lifestyle apps available for sale for most smartphones. The WeatherSphere portfolio will expand our national digital footprint and complement StormShield, our existing paid weather app, which provides emergency alerts to consumers through their smartphones and tablets. We are building our inventory of digital assets that generate revenue as stand-alone apps and also serve as a vehicle for our television and newspaper markets to strengthen consumer connections across traditional and digital media platforms.

In our newspaper division, we saw the launch late in the first quarter of 2013 of our bundled-subscription model in our Memphis and Treasure Coast markets. By the end of the third quarter of 2013, all of our newspaper markets had rolled out this model. Under our bundled model, subscribers receive access to all our newspaper content on all platforms. Only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As we have cycled against the completion of the launch of our digital bundles, subscription revenue growth has moderated.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands, except per share data)	2014	Change	2013	Change	2012

Operating revenues	$869,068	6.4%	$816,871	(9.6)%	$903,458
Employee compensation and benefits	(415,595)	6.2%	(391,207)	(1.3)%	(396,241)
Programs and program licenses	(55,487)	3.1%	(53,826)	(5.2)%	(56,783)
Newsprint, press supplies and other printing costs	(45,362)	(3.4)%	(46,965)	(8.4)%	(51,266)
Newspaper distribution	(46,948)	(3.2)%	(48,490)	(3.7)%	(50,379)
Other expenses	(205,755)	2.3%	(201,089)	(0.1)%	(201,302)
Defined benefit pension plan expense	(10,000)	13.2%	(8,837)	2.5%	(8,620)
Acquisition and related integration costs	(13,974)		—		(5,826)
Restructuring costs	—		(4,893)		(9,335)
Depreciation and amortization of intangibles	(49,070)		(47,762)		(49,332)
Gains (losses), net on disposal of property, plant and equipment	2,260		(166)		(474)
Operating income	29,137		13,636		73,900
Interest expense	(8,494)		(10,448)		(12,246)
Miscellaneous, net	(8,389)		(11,760)		(4,747)
Income (loss) before income taxes	12,254		(8,572)		56,907
(Provision) benefit for income taxes	(2,032)		7,848		(16,985)
Net income (loss)	10,222		(724)		39,922
Net loss attributable to noncontrolling interests	(307)		(250)		(266)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$10,529		$(474)		$40,188

2014 compared with 2013
The Company completed its acquisition of two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impacts the comparability of our television division operating results.
Operating revenues increased 6.4% in 2014 compared to 2013 and 4.7% excluding the impact of the Granite acquisition compared to prior year. Television revenues increased 15%, primarily driven by higher political advertising and increased retransmission revenues, while newspaper revenues declined 3.7%. Political advertising was up nearly $53 million on a same-station basis compared to 2013. On a same-station basis, retransmission revenues increased approximately 30% in 2014, primarily due to annual rate increases in long-term contracts and the renewal in the middle of the year of a retransmission agreement with an MVPD providing service to about 15% of the subscribers to such services in our markets. We renewed retransmission agreements with MVPDs providing service to another 15% of subscribers to those services later in the year. These contracts were renewed at market rates, and as a result we expect a substantial increase in 2015 retransmission revenues. Retransmission revenues also could be impacted positively by the proposed Time Warner and Comcast merger and the subsequent transfer of certain Time Warner and Comcast systems as previously announced by Comcast. If the transactions are consummated as proposed, retransmission revenue will increase by about $6 million per quarter. In our newspaper division, advertising and marketing services revenues decreased 7.1% in 2014, primarily as a result of continued secular changes in the demand for print advertising.

Employee compensation and benefits increased 6.2% in 2014. Employee compensation and benefits associated with supporting our digital operations increased approximately $12 million over prior year. The impact of the acquisition of two Granite television stations on employee compensation and benefits was $4.9 million. The television division incurred severance costs primarily as a result of centralizing our master control hub, which accounted for $1.6 million of the increase, and our newspaper division had increased severance costs of $1.1 million. Higher incentive compensation in 2014 accounted for $4.6 million of the increase over 2013.

Programs and program licenses decreased 2.3% on a same-station basis. The decrease is primarily due to reduced costs for syndicated programming, partially offset by an increase in fees we pay under our network affiliation agreements. Syndicated programming costs decreased $6.5 million in 2014 as we replaced more of our syndicated programming with internally produced programming. The decrease in syndicated programming costs was partially offset by a $5.4 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. At the end of 2014, we renewed our ABC network affiliation agreements for 10 of our 11 ABC-affiliated stations through 2019. Under the terms of the renewed agreements, we expect to pay a higher portion of our retransmission revenues as fees than we paid prior to the renewal.

Newsprint, press supplies and other printing costs declined by 3.4% in 2014 due to lower expenditures for newsprint. Consumption decreased by 6% and average newsprint prices decreased by1.6%.

Newspaper distribution costs decreased by 3.2% in 2014 compared to 2013 as a result of lower net paid circulation levels. A large portion of our newspaper distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses are comprised of the following:

	For the years ended December 31,
(in thousands)	2014	Change	2013

Facilities rent and maintenance	$41,221	6.1%	$38,854
Purchased news and content	14,368	(4.5)%	15,051
Marketing and promotion	14,022	(14.2)%	16,338
Miscellaneous costs	136,144	4.0%	130,846
Total other expenses	$205,755	2.3%	$201,089

Other expenses increased $4.7 million in 2014 compared to prior year, most of which was driven by the acquired Granite stations. Marketing and promotion costs in 2013 included costs to support the launch of our bundled subscription offerings in our newspaper markets. The campaign to launch our bundled subscription model was completed in the third quarter of 2013.

Defined benefit pension plan expense increased to $10 million in 2014 from $8.8 million in 2013. In the second quarter of 2014, unions ratified our plan to withdraw from the Graphics Communication International Union (GCIU) Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted withdrawal liability to be approximately $6.5 million and recorded $4.1 million for the present value of the liability. Once we reach a final agreement with the GCIU, we either will pay the liability in a lump sum or make equal monthly installments over 20 years beginning in 2015.

Acquisition and related integration costs of $14 million for 2014 include costs associated with the acquisition of two television stations from Granite Broadcasting as well as costs for spinning off our newspaper operations and acquiring Journal's broadcast business as contemplated by the Journal Transactions.

Restructuring costs were $4.9 million in 2013 related to costs associated with the implementation of common advertising and circulation systems. In 2014, we were in the final stages of these system implementations and any remaining costs are now included in segment operating results.

In 2014, we recognized a gain of approximately $3 million on the sale of excess land in our newspaper division.

Interest expense decreased in 2014 due to a decline in our borrowing rate when we refinanced our debt in the fourth quarter of 2013.

Miscellaneous expense of $8.4 million in 2014 included a $5.9 million non-cash charge to reduce the carrying value of investments.

The effective income tax rate was 16.6% and 91.6% for 2014 and 2013, respectively. The impact of state and local taxes and non-deductible expenses (including a portion of the transaction costs for the Journal Transactions) has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2014 and 2013 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2014 and 2013, we recognized $6.4 million and $3.1 million, respectively of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions.
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

Programs and program licenses decreased by 5.2% in 2013 primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $5.7 million in 2013. In the third quarter of 2012, we replaced some of the syndicated programming that seven of our stations air in the access period between evening news and prime time with programming we produce internally or in partnership with others. In the third quarter of 2013, we replaced syndicated programming on one additional station during the access period. The decrease in syndicated programming costs was partially offset by a $2.9 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

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

Miscellaneous expense increased in 2013 due to a $3 million non-cash loss on the disposition of a cost basis investment in the fourth quarter of 2013 as well as a $4.6 million non-cash charge to write-off deferred loan fees as a result of the refinancing of our debt.

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

Business Segment Results — As discussed in the Notes to Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense (other than current service costs), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013	Change	2012

Segment operating revenues:
Television	$486,322	15.0%	$422,763	(14.4)%	$493,896
Newspapers	370,316	(3.7)%	384,514	(3.7)%	399,091
Syndication and other	12,430	29.6%	9,594	(8.4)%	10,471
Total operating revenues	$869,068	6.4%	$816,871	(9.6)%	$903,458
Segment profit (loss):
Television	$134,885	35.2%	$99,790	(37.6)%	$159,917
Newspapers	20,783	(25.7)%	27,965	1.3%	27,595
Syndication and other	(1,871)		102		(347)
Shared services and corporate	(53,876)	2.5%	(52,563)	32.5%	(39,678)
Depreciation and amortization of intangibles	(49,070)		(47,762)		(49,332)
Gains (losses), net on disposal of property, plant and equipment	2,260		(166)		(474)
Defined benefit pension plan expense	(10,000)		(8,837)		(8,620)
Acquisition and related integration costs	(13,974)		—		(5,826)
Restructuring costs	—		(4,893)		(9,335)
Interest expense	(8,494)		(10,448)		(12,246)
Miscellaneous, net	(8,389)		(11,760)		(4,747)
Income (loss) before income taxes	$12,254		$(8,572)		$56,907

Television — Our television segment includes 11 ABC affiliates, three NBC affiliates and two independent stations, which we operate as duopolies with our Kansas City NBC affiliate and our Detroit ABC affiliate. We also own five Azteca America affiliates. Our television stations reach approximately 14% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally produced programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally produced programming.
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
Operating results for our television segment were as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013	Change	2012

Segment operating revenues:
Local	$236,772	1.9%	232,358	3.9%	$223,534
National	109,448	(7.5)%	118,375	8.5%	109,084
Political	57,981		4,272		106,732
Retransmission	56,185	32.2%	42,505	37.7%	30,867
Digital	19,357	15.1%	16,822	12.0%	15,024
Other	6,579	(22.0)%	8,431	(2.6)%	8,655
Total operating revenues	486,322	15.0%	422,763	(14.4)%	493,896
Segment costs and expenses:
Employee compensation and benefits	193,056	7.9%	178,928	(1.8)%	182,221
Programs and program licenses	55,487	3.1%	53,826	(5.2)%	56,783
Other expenses	102,894	14.0%	90,219	(5.0)%	94,975
Total costs and expenses	351,437	8.8%	322,973	(3.3)%	333,979
Segment profit	$134,885	35.2%	$99,790	(37.6)%	$159,917
2014 compared with 2013
The Company completed its acquisition of two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impact the comparability of our television division operating results.
Revenues

Total reported television revenues increased 15%, or $64 million, in 2014 compared to 2013. On a same-station basis, television revenues increased 12% for the year. The same-station increase was primarily driven by higher political advertising and retransmission revenue, while national and local advertising softened in the second half of the year. Political advertising was up nearly $53 million compared to 2013 on a same-station basis.

On a same-station basis, retransmission revenues increased approximately 30% in 2014, primarily due to annual rate increases in long-term contracts and the renewal in the middle of the year of a retransmission agreement with an MVPD providing service to about 15% of the subscribers to such services in our markets. We renewed retransmission agreements with MVPDs providing service to another 15% of subscribers to those services later in the year. These contracts were renewed at market rates, and as a result we expect a substantial increase in 2015 retransmission revenues. Retransmission revenues also could be impacted positively by the proposed Time Warner and Comcast merger and the subsequent transfer of certain Time Warner and Comcast systems as previously announced by Comcast. If the transactions are consummated as proposed, retransmission revenue will increase by about $6 million per quarter.

On February 13, 2014, Comcast and Time Warner Cable announced their agreement to merge. Comcast and Time Warner provide cable television service to about one-third of the households in our markets. In addition, Time Warner negotiates on behalf of cable provider Bright House for about 1 million subscribers in Scripps markets. The Scripps/Time Warner retransmission agreement, which covers about 3 million subscribers (including the Bright House subscribers), expires at the end of 2015. The Scripps/Comcast retransmission agreement, which covers approximately 2.5 million subscribers, expires at the end of 2019. Any Time Warner cable systems in the Scripps markets ultimately acquired by Comcast in the merger would become subject to the Scripps/Comcast retransmission agreement. The proposed merger would not affect retransmission revenues we receive in 2015. In May 2014, details were released by Comcast about the cable systems that it expects to divest as part of the merger transaction. About 2 million of the proposed divested households are in our markets (Detroit, Indianapolis, Cleveland and Cincinnati) and would fall under our contract with Charter Communications, which was renewed at the end of 2014. The impact of this depends on when the merger between Comcast and Time Warner and the subsequent transaction between Comcast and Charter are completed. The contract for the approximately 1 million Bright House subscribers expires at the end of 2015, and we believe that those subscribers may not be included under our Comcast retransmission agreement.

Digital revenues on a same-station basis increased 13%, or $2.2 million, as we continued our focus on increasing digital advertising revenues with an expanded sales force.

Other revenues decreased $1.9 million compared to the prior year, due to a $1.2 million decrease in revenues we received for news production and television services provided by our West Palm Beach television station to the Raycom station in that market.

Costs and expenses

Employee compensation and benefits increased $9.2 million, or 5%, on a same-station basis, primarily due to a $2.6 million increase resulting from annual salary increases and the addition of approximately 80 positions to staff The List and The Now, two of our internally developed and produced programs. Also in 2014, we incurred higher incentive compensation of $1.7 million and increased severance costs of $1.6 million, primarily related to centralizing our master control hub.

Programs and program licenses decreased 2.3% on a same-station basis. The decrease is primarily due to reduced costs for syndicated programming, partially offset by an increase in fees we pay under our network affiliation agreements. Syndicated programming costs decreased $6.5 million in 2014 as we replaced more of our syndicated programming with internally produced programming. The decrease in syndicated programming costs was partially offset by a $5.4 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network. At the end of 2014, we renewed our ABC network affiliation agreements for 10 of our 11 ABC-affiliated stations through 2019. Under the terms of the renewed agreements, we expect to pay a higher portion of our retransmission revenues as fees than we paid prior to the renewal.

Other expenses on an as-reported basis increased 14% compared to 2013. On a same-station basis, other expenses increased 9.1%. Costs to support digital initiatives in the television segment increased $9.8 million, which was partially off-set by a decrease in various other operating expenses.
2013 compared with 2012
Revenues

Total television revenues decreased 14.4% in 2013, primarily due to expected declines in political advertising in the off-election year. The prior year included $107 million of political advertising, as well as incremental revenue from airing the 2012 Olympics on our three NBC-affiliated stations. As is common during election cycles, the influx of political advertising displaces certain traditional advertising.

Retransmission revenues increased 37.7%, or $11.6 million, in 2013, primarily due to an extension of an agreement that increases the amounts we receive under our retransmission fees.

Digital revenues for 2013 increased 12%, or $1.8 million, as we continued our focus on increasing digital advertising revenues.

Costs and expenses

Total costs and expenses decreased 3.3% year-over-year, primarily due to the decline in costs for programs and program licenses and a $4.2 million decrease in incentive compensation expense.

Programs and program licenses decreased by 5.2% during 2013, primarily due to reduced costs for syndicated programming. Syndicated programming costs decreased $5.7 million in 2013. In the third quarter of 2012, we replaced some of the syndicated programming that seven of our stations air in the access period between evening news and prime time with programming we produce internally or in partnership with others. In the third quarter of 2013, we replaced some of the syndicated programming on one additional station during the access period. The decrease in syndicated programming costs was partially offset by a $2.9 million increase in fees we pay under our network affiliation agreements, which require us to pay a portion of retransmission revenues above a threshold to the network.

Other expenses decreased by 5% in 2013. The decrease was primarily driven by $2.2 million in lower marketing and promotion costs. In 2012, we incurred marketing and promotion costs to promote the launch of our two new programs in seven of our television markets. Repairs and maintenance costs were $3.9 million lower than the prior year, which included several major projects. Offsetting these expense reductions was $3.5 million of additional expense for our digital operations.

Newspapers — We operate daily and community newspapers in 13 markets across the United States. Our newspapers earn revenue primarily from the sale of advertising to local and national advertisers and newspaper subscription fees. Our newspapers operate in mid-size markets, focusing on news coverage within their local markets. Advertising and subscription revenues provide substantially all of the operating revenues for each newspaper market, and employee costs, newspaper distribution and newsprint costs are the primary expenses at each newspaper. The operating performance of our newspapers is most affected by local and national economic conditions, particularly within the retail, labor, housing and automotive markets, as well as newsprint prices.
Operating results for our newspaper segment were as follows:

	For the years ended December 31,
(in thousands)	2014	Change	2013	Change	2012

Segment operating revenues:
Local	$72,400	(5.6)%	$76,722	(3.7)%	$79,700
Classified	64,028	(4.9)%	67,324	(9.7)%	74,530
National	4,462	(41.3)%	7,607	(19.3)%	9,421
Preprint and other	62,166	(7.8)%	67,420	(4.6)%	70,701
Digital advertising and marketing services	24,964	(5.0)%	26,277	0.7%	26,085
Advertising and marketing services	228,020	(7.1)%	245,350	(5.8)%	260,437
Subscriptions	121,565	3.2%	117,762	0.1%	117,700
Other	20,731	(3.1)%	21,402	2.1%	20,954
Total operating revenues	370,316	(3.7)%	384,514	(3.7)%	399,091
Segment costs and expenses:
Employee compensation and benefits	155,768	(5.9)%	165,558	(5.9)%	175,907
Newsprint, press supplies and other printing costs	45,362	(3.4)%	46,965	(8.4)%	51,266
Distribution	46,948	(3.2)%	48,490	(3.7)%	50,379
Other expenses	101,455	6.2%	95,536	1.7%	93,944
Total costs and expenses	349,533	(2.0)%	356,549	(4.0)%	371,496
Segment profit	$20,783	(25.7)%	$27,965	1.3%	$27,595
2014 compared with 2013
Revenues

Total newspaper revenues decreased 3.7% for 2014 compared to 2013. Advertising and marketing services revenues decreased more than 7% in 2014, which was partially offset by an increase in subscription revenue from targeted price increases and print and digital subscription bundles. As of December 31, 2014, we had approximately 34,000 digital-only subscribers across all of our markets.

Advertising and marketing services revenues decreased 7.1% for 2014, primarily as a result of continued secular changes in the demand for print advertising. Automotive and other classified advertising, as well as national advertising remained particularly weak, while employment and real estate showed improvement in selected markets.

Digital advertising and marketing services include advertising on our newspaper websites, digital advertising provided through audience-extension programs and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns. The decrease in 2014 was due to lower revenues from our bundled products that we sell with print advertising.

Subscriptions include fees paid by readers for access to our content in print and digital formats. We completed the launch of our bundled subscription model in the third quarter of 2013. Under our bundled offerings, subscribers receive access to all our newspaper content on all platforms and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. Subscription revenue increased in 2014 by 3.2% which was driven by the rollout of our bundled subscription model, increases in single-copy prices and digital-only subscriptions. As we cycled against the completion of the launch of our digital bundles, subscription revenue growth moderated.

Other operating revenues, including commercial printing and distribution services, decreased by 3.1% in 2014. Distribution services decreased by $0.6 million. In 2014 and 2013, we had revenues of $2.1 million and $1.6 million, respectively, for a commercial print job where our Knoxville newspaper printed the Chattanooga newspaper while their plant was improved. The Chattanooga printing contract ended in August 2014.

Costs and expenses

Employee compensation and benefits decreased primarily due to lower employment levels year-over-year, including the transfer of approximately 30 information technology ("IT") employees into the corporate IT group. The employee compensation and benefits for IT is included in other expenses. The fourth quarter 2014 reduction in force, as well as attrition, resulted in approximately 7% fewer employees in 2014 compared to 2013. The impact of lower employee levels was partially offset by a $1.1 million increase in severance costs and a $1 million increase in incentive compensation.

Newsprint, press supplies and other printing costs declined by 3.4% in 2014 due to lower expenditures for newsprint. Consumption decreased by 6% and average newsprint prices decreased by1.6%.

Newspaper distribution costs decreased by 3.2% in 2014 compared to 2013 as a result of lower net paid circulation levels. A large portion of our newspaper distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses increased by 6.2% in 2014, primarily due to a $14 million increase in costs related to employee compensation and benefits of the IT employees transferred to corporate, support of our digital initiatives of our newspaper business, as well as costs to implement systems and process changes. Prior to the transfer of the IT employees, their costs were included in employee compensation and benefits. The increase in these expenses were partially offset by lower marketing costs and decreases in various other operating expenses due to cost-control efforts. In 2013, we incurred $2 million in incremental marketing costs to support the launch of our digital subscription initiative.
2013 compared with 2012
Revenues

Advertising and marketing services revenues decreased 5.8% for 2013, primarily as a result of continued secular changes in the demand for print advertising. Automotive and employment classified advertising and national advertising remained particularly weak.

Digital advertising and marketing services include advertising on our newspaper websites, digital advertising provided through audience-extension programs and other digital marketing services we offer to our local advertising customers, such as managing their search engine marketing campaigns.

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

Other operating revenues, including commercial printing and distribution services, were essentially flat year-over-year.

Costs and expenses

Employee compensation and benefits decreased, primarily due to lower employment levels year-over-year. We had approximately 5% fewer employees in 2013 compared to 2012.

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

Shared services and corporate

We centrally provide certain services to our business segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, including costs associated with being a public company and certain unallocated digital costs.

2014 to 2013

Shared services and corporate expenses were $53.9 million in 2014 and $52.6 million in 2013. The increase is primarily attributable to higher incentive compensation of $3.1 million and a $1 million contribution to the Scripps Howard Foundation related to the extension of the employment agreement with Richard Boehne, President and Chief Executive Officer. These increases were partially offset by lower amounts of unallocated costs for digital and information technology costs to our television and newspaper segments.

2013 to 2012

Shared services and corporate expenses were $52.6 million in 2013 and $39.7 million in 2012. Incremental costs to hire and develop digital-only sales professionals, streamline the digital sales processes, and create digital content that were not allocated to our television and newspaper divisions totaled $14.3 million in 2013. In 2013, we hired approximately 100 digital-only sales professionals for our television and newspaper divisions.
Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility, as well as cash provided by operating activities.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$10,222	$(724)	$39,922
Adjustments to reconcile income (loss) from operations to net cash flows from operating activities:
Depreciation and amortization	49,070	47,762	49,332
Contract termination fees	—	—	5,663
(Gains)/losses on sale of property, plant and equipment	(2,260)	166	474
Loss on sale of investments	64	3,000	—
Deferred income taxes	7,499	(5,065)	8,297
Excess tax benefits of share-based compensation plans	(8,352)	—	(4,206)
Stock and deferred compensation plans	7,966	7,148	8,223
Pension expense, net of payments	4,520	6,331	5,903
Liability for withdrawal from GCIU Employer Retirement Fund	4,100	—	—
Other changes in certain working capital accounts, net	28,240	(30,069)	60,594
Miscellaneous, net	986	4,956	(1,620)
Net cash provided by operating activities	$102,055	$33,505	$172,582

2014 to 2013

The $69 million increase in cash provided by operating activities was primarily attributable to changes in working capital in 2014 and 2013 and higher segment profit in 2014. The primary factors affecting changes in working capital are described below.

•	Collections of accounts receivable increased $17.9 million in 2014 compared to 2013 primarily due to the impact of 2014 fourth quarter political advertising, which is paid in advance.

•	The accrual of incentive compensation, net of the payment of amounts earned in the prior year, increased working capital by $4.7 million in 2014 and decreased working capital by $9.8 million in 2013.

•	The timing of payments for accounts payable increased working capital by $11 million in 2014.

•	In 2014, $8.4 million of excess tax benefits was reflected as a use of cash.

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

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Investing Activities:
Acquisitions	$(149,284)	$—	$(266)
Proceeds from sale of property, plant and equipment	7,001	345	511
Additions to property, plant and equipment	(19,008)	(20,522)	(30,210)
Changes in restricted cash	1,400	1,800	—
Purchase of investments	(2,653)	(1,575)	(5,066)
Miscellaneous, net	2,007	69	2,607
Net cash used in investing activities	$(160,537)	$(19,883)	$(32,424)

In 2014, 2013 and 2012 we used $161 million, $20 million and $32 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the years presented are described below.

•	On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•	On June 16, 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million in cash.

•	On September 16, 2014, we completed our acquisition of Geoterrestrial, Inc. ("WeatherSphere") for $4 million in cash.

•	In 2014, we received $5.8 million in proceeds from the sale of excess land in our newspaper business.

•
In 2012, we increased our capital expenditures to $30 million primarily due to increased investments in our television business, while in 2014 and 2013, years with lower levels of political advertising, we incurred lower capital expenditures.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Financing Activities:
Increases in long-term debt	$—	$200,000	$—
Payments on long-term debt	(2,000)	(196,100)	(15,900)
Payments of financing costs	(483)	(2,470)	(993)
Repurchase of Class A Common shares	(21,237)	(74,199)	(23,564)
Proceeds from employee stock options	16,579	46,624	18,215
Tax payments related to shares withheld for vested stock and RSUs	(4,261)	(6,270)	(7,658)
Excess tax benefits from stock compensation plans	8,352	—	4,206
Miscellaneous, net	(1,264)	(2,594)	289
Net cash used in financing activities	$(4,314)	$(35,009)	$(25,405)

In 2014, 2013 and 2012 we used $4 million, $35 million and $25 million, respectively, in net cash for financing activities. The primary factors affecting our financing activities are described below.
In the fourth quarter of 2013, we refinanced our debt. On November 26, 2013, we entered into a $275 million revolving credit and term loan agreement (“Financing Agreement”). The Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.
The Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in our financing agreements at December 31, 2014 and 2013.
The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2014, we were not required to make additional principal payments based on excess cash flow.
In November 2012, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. We repurchased $21.2 million of shares under this authorization in 2014 and $74.2 million of shares in 2013. No additional shares may be repurchased pursuant to this authorization. Under a previous authorization, we repurchased a total of $23.6 million of shares in 2012.
In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. We have not made any repurchases under this authorization. Under the terms of the Master Transaction Agreement with Journal Communications, Inc., we are precluded from repurchasing shares prior to the closing of the Journal Transactions.

In 2014, 2013 and 2012, we received $17 million, $47 million and $18 million, respectively, of proceeds from the exercise of employee stock options. The number of options being exercised has increased as our share price has moved above the exercise prices and the outstanding options near their expiration dates. As of December 31, 2014, our employees held options to purchase 1.7 million shares at exercise prices between $6.63 and $10.92 per share.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $1.0 million in 2015 to our defined benefit pension plans, including our SERP.
We expect that our cash and short-term investments and cash flow from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.

As discussed previously, we have announced a transaction with Journal Communications, Inc. whereby we will pay a special cash dividend of $60 million, spin-off our newspaper operations and acquire Journal's broadcast business. In order to carry out the Journal Transactions we will incur $25 to $30 million in costs, of which we have incurred approximately $10 million to date. With the Journal Transactions, we will also assume Journal's outstanding liabilities, including any employee benefit obligations ($95 million as of December 31, 2014). Journal also has outstanding debt of $131 million as of December 31, 2014, of which we will refinance $120 million and expect to assume the remainder. We expect to increase our term loan B by $200 million to refinance Journal's debt and pay costs, taxes and the dividend associated with the Journal Transactions. We expect to have more than $100 million of cash on hand and a $398 million term loan B after closing the Journal Transactions. The closing date of the Journal Transactions is currently scheduled for April 1, 2015.
In the case that Scripps breaches its obligation to consummate the Journal Transactions, the Master Transaction Agreement may require Scripps to pay liquidated damages of $15.8 million plus expenses, subject to an overall limit of $23.5 million.

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
We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in December 2016 which provides for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. Through November 2013, this hedge qualified as and was designated as a cash flow hedge. Upon refinancing our term loan B in November 2013, this hedge no longer qualifies as a cash flow hedge.
As of December 31, 2014 and 2013, we had outstanding letters of credit totaling $0.2 million.

Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2014 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$2,000	$4,000	$4,000	$188,000	$198,000
Interest on note	6,403	12,610	12,350	6,086	37,449
Programming:
Program licenses and network affiliation agreements	101,095	200,017	226,687	—	527,799
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	4,651	7,191	3,306	1,484	16,632
Employment and talent contracts	31,822	25,660	2,209	—	59,691
Operating leases:
Noncancelable	4,181	6,555	4,776	9,504	25,016
Cancelable	817	1,249	717	—	2,783
Pension obligations:
Minimum pension funding	1,070	1,963	4,319	133,484	140,836
Other commitments:
Noncancelable purchase and service commitments	9,967	3,745	360	—	14,072
Other purchase and service commitments	35,237	24,953	4,161	—	64,351
Total contractual cash obligations	$197,243	$287,943	$262,885	$338,558	$1,086,629

Long-term debt — Our long-term debt bears interest at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.50%. The rate on our term loan B was 3.25% at December 31, 2014. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 1% increase in LIBOR would result in an increase in annual interest payments of approximately $2.0 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2014, we were not required to make any additional principal payments from excess cash flow.

Other Contractual Obligations — In the ordinary course of business, we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment and to purchase other goods and services.
Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our network affiliation agreements. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation agreements are also included. Variable amounts to the networks that are payable throughout the life of the contracts are included based on current estimates at December 31, 2014.
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
Leases for operating and office equipment are generally cancelable by either party with 30 to 90 days notice. However, we expect such contracts will remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.
We expect our operating leases will be renewed or replaced with similar agreements upon their expiration.
Pension Funding — We sponsor qualified defined benefit pension plans that cover substantially all non-union and certain union-represented employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERP. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2014, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2020-2024. While benefit payments under these plans are expected to continue beyond 2024, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2014, our reserves for income taxes totaled $6.7 million, which is reflected as a long-term liability in our Consolidated Balance Sheets.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers, including most of our newsprint vendors. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2014. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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
Note 1 to our Consolidated Financial Statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.
Acquisitions — The accounting for a business combination requires tangible and intangible assets acquired and liabilities assumed to be recorded at estimated fair value. With the assistance of third party appraisals, we generally determine fair values using comparisons to market transactions and a discounted cash flow analysis. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.
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
Changes in circumstances, such as technological advances or changes to our business model or capital strategy, could result in actual useful lives differing from our estimates. In cases where we determine the useful life of buildings and equipment should be shortened, we would, after evaluating for impairment, depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are our television group and Newsy. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill for the reporting unit is less than its carrying value. At December 31, 2014, we had $106 million of goodwill.

For our annual television reporting unit goodwill impairment, we have utilized the Step 0 approach which allows us to first qualitatively assess whether it is more likely than not that goodwill has been impaired. As part of our qualitative assessment, we consider the following factors related to the television reporting unit, where applicable:

•	significant changes in the macroeconomic conditions;

•	significant changes in the regulatory environment;

•	significant changes in the operating model, management, products and services, customer base, cost structure and/or margin trends;

•	comparison of current year and prior year operating performance and forecast trends for future operating performance; and

•
the excess of the fair value over carrying value of the reporting units determined in prior quantitative assessments. In our prior quantitative assessment the fair value of the reporting unit was over 100% in excess of the carrying value.

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative step-two method for determining the amount of impairment, if any. Our annual impairment test for goodwill indicated that it was more likely than not that the fair value of our television reporting unit exceeds its recorded value.
For our reporting unit comprising the Newsy business, which has a goodwill balance of $29 million, we have utilized the Step 1, quantitative approach for performing our annual goodwill test. Under that approach we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value. The estimate of fair value assumes certain growth of the newly acquired business, which if not achieved could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of the Newsy reporting unit exceeded its recorded value by over 10%.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2014, the carrying value of our FCC licenses was $92 million. They are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $5 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value. The recorded value of our FCC licenses from the recently acquired television stations are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge if future assumptions were to change.
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
Our deferred tax asset balance included in our Consolidated Balance Sheets was $51 million at December 31, 2014. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, carryforward to future years or through other prudent and feasible tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.
Pension Plans — We sponsor various noncontributory defined benefit pension plans covering substantially all full-time employees that began employment prior to June 30, 2008, including a SERP, which covers certain executive employees. In 2009, we froze the accrual of benefits under our defined benefit pension plans. Defined benefit pension plan expense for the plans was $5.9 million in 2014, $8.8 million in 2013 and $8.6 million in 2012.
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
The assumptions used in accounting for our defined benefit pension plans for 2014 and 2013 are as follows:

	2014	2013

Discount rate for expense	5.08%	4.27%
Discount rate for obligations	4.23%	5.08%
Long-term rate of return on plan assets	5.25%	4.65%

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
Changes in other key actuarial assumptions affect the determination of the benefit obligations as of the measurement date and the calculation of net periodic benefit costs in subsequent periods. Recent actuarial studies indicate life expectancies are longer and thus increase the total expected benefit payments to plan participants. Our benefit obligations at December 31, 2014 reflect the new life expectancy assumptions which increased our pension obligations by approximately $45 million in 2014.

For our defined benefit pension plans, as of December 31, 2014, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease

Effect on 2015 total pension expense	$(409)	$300
Effect on pension benefit obligation as of December 31, 2014	$(44,809)	$49,749

We have target asset allocations to invest plan assets in securities that match the timing of the payment of plan obligations. As a result, approximately 70% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 30% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10- and 15-year periods. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2015 expected long-term rate of return on plan assets of 4.2%, to either 3.7% or 4.7%, would increase or decrease our 2015 pension expense by approximately $2.4 million.
We had cumulative unrecognized actuarial losses for our pension plans of $201 million at December 31, 2014. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2014, we had an actuarial loss of $76 million. The 2014 increase in cumulative unrecognized net loss is due to declines in corporate bond yields and their impact on our discount rate and the change in life expectancy of plan participants. Based on our current assumptions, we anticipate that 2015 pension expense will include $4.9 million in amortization of unrecognized actuarial losses.
Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2014		As of December 31, 2013
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	198,000	194,000	200,000	200,000
Long-term debt, including current portion	$198,000	$194,000	$200,000	$200,000

Interest rate swap	$471	$471	$723	$723

Financial instruments subject to market value risk:
Investments held at cost	$5,503	(a)	$11,724	(a)

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2014. This report appears on page F-27.
Date: March 13, 2015
BY:

/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy M. Wesolowski
Timothy M. Wesolowski
Senior Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E. W. Scripps Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E. W. Scripps Company

We have audited the internal control over financial reporting of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 13, 2015

The E. W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$158,459	$221,255
Restricted cash	6,810	8,210
Accounts and notes receivable (less allowances - 2014, $2,136; 2013, $2,027)	136,567	139,703
Inventory	6,183	6,543
Deferred income taxes	12,836	17,861
Income taxes receivable	—	436
Miscellaneous	7,805	8,046
Total current assets	328,660	402,054
Investments	9,530	16,567
Property, plant and equipment	343,389	353,797
Goodwill	106,261	27,966
Other intangible assets	189,260	137,862
Deferred income taxes	37,946	8,733
Miscellaneous	17,685	19,151
Total Assets	$1,032,731	$966,130
Liabilities and Equity
Current liabilities:
Accounts payable	$21,004	$16,529
Customer deposits and unearned revenue	29,948	28,633
Current portion of long-term debt	2,000	2,000
Accrued liabilities:
Employee compensation and benefits	33,305	26,986
Miscellaneous	38,123	28,930
Other current liabilities	10,158	10,043
Total current liabilities	134,538	113,121
Long-term debt (less current portion)	196,000	198,000
Other liabilities (less current portion)	182,260	107,272
Commitments and contingencies (Note 19)	—	—
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2014 - 45,062,522; shares; 2013 - 44,094,501 shares	451	441
Voting — authorized: 60,000,000 shares; issued and outstanding: 2014 - 11,932,722 shares; 2013 - 11,932,722 shares	119	119
Total	570	560
Additional paid-in capital	525,456	509,243
Retained earnings	118,693	116,893
Accumulated other comprehensive loss, net of income taxes	(126,443)	(80,923)
Total The E.W. Scripps Company shareholders’ equity	518,276	545,773
Noncontrolling interest	1,657	1,964
Total equity	519,933	547,737
Total Liabilities and Equity	$1,032,731	$966,130
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2014	2013	2012

Operating Revenues:
Advertising	$646,407	$613,093	$711,144
Subscriptions	121,565	117,762	117,700
Retransmission	56,185	42,505	30,867
Other	44,911	43,511	43,747
Total operating revenues	869,068	816,871	903,458
Costs and Expenses:
Employee compensation and benefits	415,595	391,207	396,241
Programs and program licenses	55,487	53,826	56,783
Newsprint, press supplies and other printing costs	45,362	46,965	51,266
Newspaper distribution	46,948	48,490	50,379
Other expenses	205,755	201,089	201,302
Defined benefit pension plan expense	10,000	8,837	8,620
Acquisition and related integration costs	13,974	—	5,826
Restructuring costs	—	4,893	9,335
Total costs and expenses	793,121	755,307	779,752
Depreciation, Amortization, and (Gains) Losses:
Depreciation	40,668	40,839	42,258
Amortization of intangible assets	8,402	6,923	7,074
(Gains) losses, net on disposal of property, plant and equipment	(2,260)	166	474
Net depreciation, amortization, and (gains) losses	46,810	47,928	49,806
Operating income	29,137	13,636	73,900
Interest expense	(8,494)	(10,448)	(12,246)
Miscellaneous, net	(8,389)	(11,760)	(4,747)
Income (loss) before income taxes	12,254	(8,572)	56,907
Provision (benefit) for income taxes	2,032	(7,848)	16,985
Net income (loss)	10,222	(724)	39,922
Net loss attributable to noncontrolling interests	(307)	(250)	(266)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$10,529	$(474)	$40,188
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.18	$(0.01)	$0.70
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.18	$(0.01)	$0.69

Weighted average shares outstanding:
Basic	56,342	56,516	54,907
Diluted	57,239	56,516	55,381
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2014	2013	2012

Net income (loss)	$10,222	$(724)	$39,922
Changes in fair value of derivative, net of tax of $145, $175 and $(610)	239	291	(1,009)
Changes in defined benefit pension plans, net of tax of $(27,516), $21,662 and $(10,893)	(45,500)	35,811	(18,009)
Other	(259)	(185)	(274)
Total comprehensive (loss) income	(35,298)	35,193	20,630
Less comprehensive loss attributable to noncontrolling interest	(307)	(250)	(266)
Total comprehensive (loss) income attributable to the shareholders of The E.W. Scripps Company	$(34,991)	$35,443	$20,896
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$10,222	$(724)	$39,922
Adjustments to reconcile income (loss) from operations to net cash flows from operating activities:
Depreciation and amortization	49,070	47,762	49,332
Contract termination fees	—	—	5,663
(Gains)/losses on sale of property, plant and equipment	(2,260)	166	474
Loss on sale of investments	64	3,000	—
Deferred income taxes	7,499	(5,065)	8,297
Excess tax benefits of share-based compensation plans	(8,352)	—	(4,206)
Stock and deferred compensation plans	7,966	7,148	8,223
Pension expense, net of payments	4,520	6,331	5,903
Liability for withdrawal from GCIU Employer Retirement Fund	4,100	—	—
Other changes in certain working capital accounts, net	28,240	(30,069)	60,594
Miscellaneous, net	986	4,956	(1,620)
Net cash provided by operating activities	102,055	33,505	172,582
Cash Flows from Investing Activities:
Acquisitions	(149,284)	—	(266)
Proceeds from sale of property, plant and equipment	7,001	345	511
Additions to property, plant and equipment	(19,008)	(20,522)	(30,210)
Changes in restricted cash	1,400	1,800	—
Purchase of investments	(2,653)	(1,575)	(5,066)
Miscellaneous, net	2,007	69	2,607
Net cash used in investing activities	(160,537)	(19,883)	(32,424)
Cash Flows from Financing Activities:
Increases in long-term debt	—	200,000	—
Payments on long-term debt	(2,000)	(196,100)	(15,900)
Payments of financing costs	(483)	(2,470)	(993)
Repurchase of Class A Common shares	(21,237)	(74,199)	(23,564)
Proceeds from employee stock options	16,579	46,624	18,215
Tax payments related to shares withheld for vested stock and RSUs	(4,261)	(6,270)	(7,658)
Excess tax benefits from stock compensation plans	8,352	—	4,206
Miscellaneous, net	(1,264)	(2,594)	289
Net cash used in financing activities	(4,314)	(35,009)	(25,405)
(Decrease) increase in cash and cash equivalents	(62,796)	(21,387)	114,753
Cash and cash equivalents:
Beginning of year	221,255	242,642	127,889
End of year	$158,459	$221,255	$242,642
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2011	$543	$515,421	$96,105	$(97,548)	$2,480	$517,001
Net income (loss)	—	—	40,188	—	(266)	39,922
Changes in defined benefit pension plans	—	—	—	(18,009)	—	(18,009)
Change in fair value of derivative	—	—	—	(1,009)	—	(1,009)
Repurchase 2,478,453 Class A Common Shares	(25)	(23,539)	—	—	—	(23,564)
Compensation plans: 3,718,800 net shares issued *	37	18,253	—	—	—	18,290
Excess tax expense of compensation plans	—	7,553	—	—	—	7,553
Other	—	—	—	(274)	—	(274)
As of December 31, 2012	555	517,688	136,293	(116,840)	2,214	539,910
Net loss	—	—	(474)	—	(250)	(724)
Changes in defined benefit pension plans	—	—	—	35,811	—	35,811
Change in fair value of derivative	—	—	—	291	—	291
Repurchase 5,065,660 Class A Common Shares	(51)	(55,222)	(18,926)	—	—	(74,199)
Compensation plans: 5,565,932 net shares issued *	56	46,777	—	—	—	46,833
Other	—	—	—	(185)	—	(185)
As of December 31, 2013	560	509,243	116,893	(80,923)	1,964	547,737
Net income (loss)	—	—	10,529	—	(307)	10,222
Changes in defined benefit pension plans	—	—	—	(45,500)	—	(45,500)
Change in fair value of derivative	—	—	—	239	—	239
Repurchase 1,181,560 Class A Common Shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 2,149,581 net shares issued *	22	20,138	—	—	—	20,160
Excess tax expense of compensation plans	—	8,571	—	—	—	8,571
Other	—	—	—	(259)	—	(259)
As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
* Net of tax payments related to shares withheld for vested stock and RSUs of $4,261 in 2014, $6,270 in 2013, and $7,658 in 2012.
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
Nature of Operations — We are a diverse media enterprise with a portfolio of television, print and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the web, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, newspapers and syndication and other.
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
We derive approximately 74% of our operating revenues from marketing services, including advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plans; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets, goodwill and indefinite lived assets; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; the fair value of assets acquired and liabilities assumed in business combinations; and self-insured risks.
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

A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2012	$1,885
Charged to revenues, costs and expenses	1,717
Amounts charged off, net	(1,111)
Balance as of December 31, 2012	2,491
Charged to revenues, costs and expenses	1,043
Amounts charged off, net	(1,507)
Balance as of December 31, 2013	2,027
Charged to revenues, costs and expenses	1,705
Amounts charged off, net	(1,596)
Balance as of December 31, 2014	$2,136
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
Our network affiliation agreements require the payment of affiliation fees to the network. Network affiliation fees include both pre-determined fixed fees and variable payments based on other factors, including a share of retransmission revenues above a threshold. Network fees are based on the greater of a minimum amount or percentage of retransmission revenues and we base our expense on the greater of the two.
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

The costs of programming produced by us or for us by independent production companies are expensed over the course of the television season. Internal costs, including employee compensation and benefits, to produce daily or live broadcast shows, such as news, sports or daily magazine shows, are expensed as incurred and are not classified in our Consolidated Statements of Operations as program costs.
We review the net realizable value of programs and program licenses for impairment using a day-part methodology, whereby programs broadcast during a particular time period, such as prime time, are evaluated on an aggregate basis.
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
We review goodwill for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our television group and Newsy.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $14.3 million and $16.3 million at December 31, 2014 and 2013, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Numerator (for basic and diluted earnings per share)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$10,529	$(474)	$40,188
Less income allocated to RSUs	(240)	—	(1,845)
Numerator for basic and diluted earnings per share	$10,289	$(474)	$38,343
Denominator
Basic weighted-average shares outstanding	56,342	56,516	54,907
Effect of dilutive securities:
Stock options held by employees and directors	897	—	474
Diluted weighted-average shares outstanding	57,239	56,516	55,381
Anti-dilutive securities(1)	—	4,957	176

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2014 and 2012, in the determination of dilutive securities, the inclusion of RSUs as participating securities is more dilutive, and therefore, the dilutive EPS calculation excludes them. For 2013, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

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

We finalized the determination of fair values of the assets acquired and the liabilities assumed in the fourth quarter of 2014. There were no material changes in the fair values of the assets acquired and the liabilities assumed from the preliminary amounts. The following table summarizes the final fair values.

(in thousands)

Assets:
Property, plant and equipment	$12,025
Intangible assets	53,500
Goodwill	44,715
Total assets acquired	110,240
Current liabilities	240
Net purchase price	$110,000

Of the $54 million allocated to intangible assets, $34 million was for FCC licenses which we have determined to have an indefinite life and therefore will not be amortized. The remaining balance of $19 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $45 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint, as well as synergies from being able to create a duopoly in our Detroit market. We have allocated the goodwill to our television segment. We will treat this purchase as an asset acquisition for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

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

	For the year ended December 31,
(in thousands, except per share data) (unaudited)	2014	2013

Operating revenues	$883,307	$847,890
Income from operations attributable to the shareholders of The E.W. Scripps Company	12,062	4,441
Income per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$0.21	$0.08
Diluted	0.21	0.07

On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash, plus a working capital adjustment of $0.2 million.

We finalized the determination of fair values of the assets acquired and the liabilities assumed in the fourth quarter of 2014. There were no material changes in the fair values of the assets acquired and the liabilities assumed from the preliminary amounts. The following table summarizes the final fair values.

(in thousands)

Assets:
Accounts receivable	$640
Other assets	74
Equipment and software	631
Intangible assets	5,900
Goodwill	28,983
Total assets acquired	36,228
Current liabilities	116
Long-term deferred tax liability	890
Net purchase price	$35,222

Of the $6 million allocated to intangible assets, $4 million was allocated to customer relationships with an estimated amortization period of 5 years and the balance of $2 million was allocated to various other intangible assets.

The goodwill of $29 million arising from the transaction consists largely of the benefit we will derive from being able to enter the digital video market with an established business. We have allocated the goodwill to our syndication and other segment. We will treat the transaction as a purchase of stock for income tax purposes resulting in no step-up in the basis of the assets acquired. The goodwill will not be deductible for income tax purposes. We are not presenting any pro forma results of operations since the impact of the acquisition is not material to prior year results of operations.

On September 16, 2014, we completed our acquisition of Geoterrestrial, Inc. ("WeatherSphere") for $4 million. WeatherSphere is a provider of weather-related mobile apps. The stock purchase agreement includes an earnout provision, whereby up to an additional $2.5 million may be payable over a three year period. We have estimated the fair value of the earnout to be $1.2 million. We are not presenting any pro forma results of operations since the impact of the acquisition is not material to prior periods results of operations.

4. Asset Write-Downs and Other Charges and Credits
Income (loss) from operations was affected by the following:
2014 — Acquisition and related integration costs of $14.0 million include costs associated with the acquisition of two television stations from Granite Broadcasting, as well as costs for spinning off our newspaper operations and the acquisition of Journal's broadcast business.

We recorded a $3.0 million gain from the sale of excess land in our newspaper business.

We recorded a $5.9 million non-cash charge to reduce the carrying value of investments.
In 2014, we were in the final stages of the system implementations for our newspaper division and any remaining restructuring costs are now included in segment operating results.
2013 — Restructuring costs, primarily at our newspaper operations, totaled $4.9 million. Restructuring costs primarily include costs associated with efforts to simplify and standardize advertising and circulation systems and other processes in our newspaper division.
We recorded a $4.5 million non-cash loss on the disposition of an investment and to reduce the carrying value of investments.
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
We recorded a $1.4 million non-cash charge to reduce the carrying value of investments.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Current:
Federal	$2,358	$319	$8,171
State and local	(7,825)	(3,102)	517
Total current income tax provision	(5,467)	(2,783)	8,688
Deferred:
Federal	7,904	(4,842)	7,185
Other	(405)	(223)	1,112
Total deferred income tax provision	7,499	(5,065)	8,297
Provision (benefit) for income taxes	$2,032	$(7,848)	$16,985

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2014	2013	2012

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	5.1	4.4	2.1
Nondeductible expenses	19.4	(9.6)	0.4
Reserve for uncertain tax positions	(48.7)	35.7	(7.3)
Amended returns and settlements	—	16.6	—
Other	5.8	9.5	(0.4)
Effective income tax rate	16.6%	91.6%	29.8%

Nondeductible expenses in 2014 includes amounts for transaction costs related to the Journal Transactions.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2014	2013

Temporary differences:
Property, plant and equipment	$(42,418)	$(44,448)
Goodwill and other intangible assets	(9,803)	(2,684)
Investments, primarily gains and losses not yet recognized for tax purposes	7,162	4,750
Accrued expenses not deductible until paid	13,011	11,865
Deferred compensation and retiree benefits not deductible until paid	66,002	37,041
Other temporary differences, net	4,135	25
Total temporary differences	38,089	6,549
Federal and state net operating loss carryforwards	13,605	21,123
Valuation allowance for state deferred tax assets	(912)	(1,078)
Net deferred tax asset	$50,782	$26,594
Total federal operating loss carryforwards were $37 million and state operating loss carryforwards were $246 million at December 31, 2014. Our federal tax loss carryforwards and our state tax loss carryforwards expire through 2034. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets totaled $51 million at December 31, 2014. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During 2013, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we were in a net tax loss position in 2013. The additional tax benefits were reflected as net operating loss carryforwards when we filed our 2013 tax return, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. When the tax benefit is recognized, it will be recorded as additional paid-in capital. The amount of unrecognized tax deductions for the year ended December 31, 2014 and 2013 was approximately $23 million. Tax deductions of $22.9 million related to share-based compensation for exercises of grants in 2014 have been recognized in accordance with the ordering method in GAAP resulting in a $8.6 million adjustment to additional paid-in capital.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Gross unrecognized tax benefits at beginning of year	$14,824	$16,386	$21,240
Increases in tax positions for prior years	—	2,692	623
Decreases in tax positions for prior years	(525)	—	(1,287)
Decreases from lapse in statute of limitations	(7,275)	(2,670)	(4,190)
Settlements	—	(1,584)	—
Gross unrecognized tax benefits at end of year	$7,024	$14,824	$16,386
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3 million at December 31, 2014. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2014 and 2013, we had accrued interest related to unrecognized tax benefits of $1.2 million and $2.4 million, respectively.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2014, we are no longer subject to federal income tax examinations for years prior to 2012. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2010.
In 2014 and 2013, we recognized $6.0 million and $3.1 million, respectively, of previously unrecognized net tax benefits primarily due to the lapse of the statute of limitations in certain tax jurisdictions.
Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $2.6 million.

6. Restricted Cash

At December 31, 2014 and 2013, we had $6.8 million and $8.2 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Investments held at cost	$5,503	$11,724
Equity method investments	4,027	4,843
Total investments	$9,530	$16,567
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2014 and 2013. There can be no assurance we would realize the carrying values of these securities upon their sale.

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Land and improvements	$74,510	$73,980
Buildings and improvements	234,272	231,219
Equipment	482,241	472,407
Computer software	35,961	36,155
Total	826,984	813,761
Accumulated depreciation	483,595	459,964
Net property, plant and equipment	$343,389	$353,797

9. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Syndication and other	Total

Gross balance as of December 31, 2011	$244,005	$778,900	$—	$1,022,905
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2011	28,591	—	—	28,591
Purchase accounting adjustments in 2012	(625)	—	—	(625)
Balance as of December 31, 2012	$27,966	$—	$—	$27,966

Gross balance as of December 31, 2012	$243,380	$778,900	$—	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Balance as of December 31, 2013	$27,966	$—	$—	$27,966

Gross balance as of December 31, 2013	$243,380	$778,900	$—	$1,022,280
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2013	27,966	—	—	27,966
2014 Newsy acquisition	—	—	28,983	28,983
2014 Granite Stations acquisitions	44,715	—	—	44,715
2014 WeatherSphere acquisition	—	—	4,597	4,597
Balance as of December 31, 2014	$72,681	$—	$33,580	$106,261

Gross balance as of December 31, 2014	$288,095	$778,900	$33,580	$1,100,575
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2014	$72,681	$—	$33,580	$106,261
Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$93,944	$78,844
Customer lists and advertiser relationships	30,404	22,304
Other	5,761	3,561
Total carrying amount	130,109	104,709
Accumulated amortization:
Television network affiliation relationships	(14,092)	(9,691)
Customer lists and advertiser relationships	(16,416)	(13,138)
Other	(2,556)	(1,833)
Total accumulated amortization	(33,064)	(24,662)
Net amortizable intangible assets	97,045	80,047
Other indefinite-lived intangible assets — FCC licenses	92,215	57,815
Total other intangible assets	$189,260	$137,862
Estimated amortization expense of intangible assets for each of the next five years is $9.0 million in 2015, $9.0 million in 2016, $6.5 million in 2017, $6.5 million in 2018, $5.5 million in 2019 and $60.5 million in later years.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Variable rate credit facility	$—	$—
Term loan	198,000	200,000
Long-term debt	198,000	200,000
Current portion of long-term debt	2,000	2,000
Long-term debt (less current portion)	$196,000	$198,000
Fair value of long-term debt *	$194,000	$200,000
* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy.
On November 26, 2013, we entered into a $275 million revolving credit and term loan agreement (“Financing Agreement”) to provide liquidity for ongoing operations. The Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018.
The Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction.
Interest is payable on the term loan B at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.50%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of December 31, 2014, the interest rate was 3.25% on the term loan B. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2014, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.25% and 3.66% during December 31, 2014 and 2013, respectively.
Scheduled principal payments on long-term debt at December 31, 2014 are: $2.0 million in 2015, $2.0 million in 2016 $2.0 million in 2017, $2.0 million in 2018, $2.0 million in 2019 and $188.0 million thereafter.
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
As of December 31, 2014 and 2013, we had outstanding letters of credit totaling $0.2 million.
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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	December 31, 2014			December 31, 2013
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$471	$75,000	$—	$723

(1) Balance recorded as other liabilities in Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. Upon refinancing our term loan B in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recognized in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the years ended December 31, 2014 and 2013, approximately $0.4 million and less than $0.1 million, respectively, was amortized into earnings from accumulated other comprehensive loss and is included in the reclassified from accumulated OCL, gain/(loss) line in the table below.

	As of December 31,
(in thousands)	2014	2013

Effective portion recognized in accumulated OCL, gain/(loss)	—	(182)
Reclassified from accumulated OCL, gain/(loss)	384	649
Gain/(loss) on derivative	252	468

12. Fair Value Measurement

We measure certain financial assets at fair value on a recurring basis, such as cash equivalents and derivatives. The fair value of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(471)	—	(471)	—

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$30,000	$30,000	$—	$—
Interest rate swap	(723)	—	(723)	—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2014	2013

Employee compensation and benefits	$19,537	$19,756
Liability for pension benefits	139,789	62,020
Liabilities for uncertain tax positions	6,741	10,670
Other	16,193	14,826
Other liabilities (less current portion)	$182,260	$107,272

14. Noncontrolling Interest
Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

15. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Other changes in certain working capital accounts, net
Accounts and notes receivable	$3,855	$(14,064)	$10,181
Income taxes receivable/payable, net	4,692	2,490	34,412
Accounts payable	4,248	(6,800)	5,631
Accrued employee compensation and benefits	6,064	(10,132)	2,049
Other accrued liabilities	9,938	2,326	673
Other, net	(557)	(3,889)	7,648
Total	$28,240	$(30,069)	$60,594

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Supplemental cash flow disclosures:
Interest paid, excluding amounts capitalized	$7,244	$8,067	$9,339
Income taxes paid	$455	$417	$7,088

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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts (transition credits) to certain employees' defined contribution retirement accounts in 2011. These transition credits, which we will make through 2015, are determined based upon the employee’s age, compensation and years of service.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Service cost	$85	$79	$104
Interest cost	25,539	23,732	25,830
Expected return on plan assets, net of expenses	(23,481)	(21,501)	(22,520)
Amortization of actuarial loss	2,861	4,192	3,586
Curtailment/Settlement losses	—	—	664
Total for defined benefit plans	5,004	6,502	7,664
Multi-employer plans	393	407	467
Withdrawal from GCIU multi-employer plan	4,100	—	—
SERP	896	2,335	956
Defined contribution plans	11,739	11,379	10,538
Net periodic benefit cost	22,132	20,623	19,625

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Current year actuarial gain/(loss)	$(75,527)	$52,063	$(30,761)
Amortization of actuarial loss	2,861	4,192	4,246
Amortization of prior service cost	—	—	4
Total	$(72,666)	$56,255	$(26,511)
In addition to the amounts summarized above, amortization of actuarial losses of $0.3 million, $0.4 million and $0.3 million were recorded through other comprehensive income in 2014, 2013 and 2012, respectively, related to our SERP plan. A current year actuarial loss of $0.6 million, $0.7 million and $2.3 million was recognized in 2014, 2013 and 2012, respectively, related to our SERP plan. In 2013, a settlement charge of $1.1 million was recorded for our SERP plan.

Assumptions used in determining the annual retirement plans expense were as follows:

	2014	2013	2012

Discount rate	5.08%	4.27%	5.29%
Long-term rate of return on plan assets	5.25%	4.65%	5.30%
Increase in compensation levels	2.0%	3.3%	3.3%
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
Changes in other key actuarial assumptions affect the determination of the benefit obligations as of the measurement date and the calculation of net periodic benefit costs in subsequent periods. Recent actuarial studies indicate life expectancies are longer and thus increase the total expected benefit payments to plan participants. Our benefit obligations at December 31, 2014 reflect the new life expectancy assumptions which increased our pension obligations by approximately $45 million in 2014.

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2014	2013	2014	2013

Accumulated benefit obligation	$620,623	$503,500	$15,261	$14,593
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$504,571	$570,219	$14,872	$15,920
Service cost	85	79	—	—
Interest cost	25,539	23,732	638	749
Benefits paid	(24,708)	(24,806)	(810)	(804)
Actuarial (gains)/losses	115,136	(64,653)	561	662
Curtailments/Settlements	—	—	—	(1,655)
Projected benefit obligation at end of year	620,623	504,571	15,261	14,872
Plan assets:
Fair value at beginning of year	456,591	472,417	—	—
Actual return on plan assets	63,090	8,911	—	—
Company contributions	74	69	810	2,459
Benefits paid	(24,708)	(24,806)	(810)	(804)
Curtailments/Settlements	—	—	—	(1,655)
Fair value at end of year	495,047	456,591	—	—
Funded status	$(125,576)	$(47,980)	$(15,261)	$(14,872)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,048)	$(832)
Noncurrent liabilities	(125,576)	(47,980)	(14,213)	(14,040)
Total	$(125,576)	$(47,980)	$(15,261)	$(14,872)
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial loss	$191,757	$119,091	$9,632	$9,343
In 2015, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $4.9 million (including $0.3 million for the SERP).

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2014	2013	2014	2013

Accumulated benefit obligation	$620,623	$503,500	$15,261	$14,593
Projected benefit obligation	620,623	504,571	15,261	14,872
Fair value of plan assets	495,047	456,591	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2014	2013	2012

Weighted average discount rate	4.23%	5.08%	4.27%
Increase in compensation levels	N/A	2.0%	3.3%
We expect to contribute $1.0 million in 2015 to fund SERP benefits. We have met the minimum funding requirements for our qualified defined benefit pension plans and do not expect to make contributions in 2015.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $22.8 million in 2015, $24.0 million in 2016, $25.6 million in 2017, $27.6 million in 2018, $29.2 million in 2019 and a total of $167.9 million for the five years ending 2024.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2015	2014	2013

US equity securities	10%	11%	10%
Non-US equity securities	15%	15%	16%
Fixed-income securities	70%	70%	69%
Other	5%	4%	5%
Total	100%	100%	100%
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

The following tables present our plan assets using the fair value hierarchy as of December 31, 2014 and 2013:

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$128,189	$—	$128,189	$—
Fixed income
Common/collective trust funds	343,462	—	343,462	—
Real estate fund	21,661	—	—	21,661
Cash equivalents	1,735	1,735	—	—
Fair value of plan assets	$495,047	$1,735	$471,651	$21,661

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$122,851	$—	$122,851	$—
Fixed income
Common/collective trust funds	312,626	—	312,626	—
Real estate fund	19,534	—	—	19,534
Cash equivalents	1,580	1,580	—	—
Fair value of plan assets	$456,591	$1,580	$435,477	$19,534

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

The following table presents a reconciliation of Level 3 assets held during 2014 and 2013:

(in thousands)	Real Estate Fund

As of December 31, 2012	$17,766
Unrealized gains/(losses)	1,768
As of December 31, 2013	19,534
Unrealized gains/(losses)	2,127
As of December 31, 2014	$21,661

Multi-employer plans
We participate in four multi-employer pension plans that cover certain employees that are members of unions or trade associations that have a collective bargaining agreement with us. We represent fewer than 5% of the total contributions made to the four plans and deem only two of the four plans we participate in to be significant. The following table summarizes the two plans we deem significant:

		Pension Protection Act Zone Status			Contributions of the Company
Pension Fund	EIN/Pension Plan Number	2014	2013	FIP/RP Status Pending/Implemented	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement

CWA/ITU	13-6212879	Red	Red	Implemented	$126,453	$116,295	$126,205	NA	2015
GCIU	91-6024903	Red	Red	Implemented	$80,972	$99,594	$117,131	Yes	2016

The CWA/ITU Negotiated Pension Plan has a withdrawal liability of approximately $4.8 million. Contribution rates are scheduled to remain consistent with current rates for the foreseeable future. A rehabilitation plan was adopted in 2010 related to pension vesting and early retirement, however, mandatory increases in contributions or surcharges were not implemented.

The GCIU-Employer Retirement Fund has a withdrawal liability of approximately $6.5 million. A rehabilitation plan was adopted in 2009, which increased employer contributions beginning in 2013 and continued through 2014. In the second quarter of 2014, unions ratified our plan to withdraw from the GCIU Employer Retirement Fund. Upon ratification of the agreement, we recorded $4.1 million for the present value of the liability. Once we reach a final agreement with the GCIU, we either will pay the liability in a lump sum or make equal monthly installments over 20 years beginning in 2015.

17. Segment Information
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes 11 ABC affiliates, three NBC affiliates and two independent stations, which we operate as duopolies with our Kansas City NBC affiliate and our Detroit ABC affiliate. We also own five Azteca America affiliates. Our television stations reach approximately 14% of the nation’s households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Segment operating revenues:
Television	$486,322	$422,763	$493,896
Newspapers	370,316	384,514	399,091
Syndication and other	12,430	9,594	10,471
Total operating revenues	$869,068	$816,871	$903,458
Segment profit (loss):
Television	$134,885	$99,790	$159,917
Newspapers	20,783	27,965	27,595
Syndication and other	(1,871)	102	(347)
Shared services and corporate	(53,876)	(52,563)	(39,678)
Defined benefit pension plan expense	(10,000)	(8,837)	(8,620)
Acquisition and related integration costs	(13,974)	—	(5,826)
Restructuring costs	—	(4,893)	(9,335)
Depreciation and amortization of intangibles	(49,070)	(47,762)	(49,332)
Gains (losses), net on disposal of property, plant and equipment	2,260	(166)	(474)
Interest expense	(8,494)	(10,448)	(12,246)
Miscellaneous, net	(8,389)	(11,760)	(4,747)
Income (loss) from operations before income taxes	$12,254	$(8,572)	$56,907
Depreciation:
Television	$21,676	$22,561	$23,022
Newspapers	15,933	16,204	18,186
Syndication and other	495	78	55
Shared services and corporate	2,564	1,996	995
Total depreciation	$40,668	$40,839	$42,258
Amortization of intangibles:
Television	$7,092	$6,378	$6,413
Newspapers	390	545	661
Syndication and other	920	—	—
Total amortization of intangibles	$8,402	$6,923	$7,074

The following table presents additions to property, plant and equipment by segment:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Additions to property, plant and equipment:
Television	$13,039	$12,595	$19,947
Newspapers	2,206	2,399	2,771
Syndication and other	1,335	—	780
Shared services and corporate	2,428	6,361	6,712
Total additions to property, plant and equipment	$19,008	$21,355	$30,210

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2014	2013	2012

Assets:
Television	$509,569	$410,529	$415,174
Newspapers	232,420	261,974	278,110
Syndication and other	44,178	2,017	3,837
Shared services and corporate	246,564	291,610	333,647
Total assets	$1,032,731	$966,130	$1,030,768

No single customer provides more than 10% of our revenue.

18. Spin-off of Scripps Networks Interactive, Inc.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses.

In connection with the separation, we entered into several agreements, including a Tax Allocation Agreement. This agreement sets forth the allocations between us and SNI with regards to liabilities for federal, state and local taxes for periods prior to the separation. Pursuant to this agreement, we paid SNI $0.4 million 2012 for its share of the tax refund claims we received from the tax authorities.

In addition, under the terms of the Tax Allocation Agreement, we receive any tax deductions for share-based compensation awards held by our employees in SNI. In 2014, 2013 and 2012, we took deductions upon the exercise of those awards that totaled approximately $8.1 million, $14.3 million and $17.8 million, respectively. These benefits are recorded as additional paid-in-capital at the time they are realized. At December 31, 2014, our employees held approximately 0.2 million SNI options which expire through 2017.

19. Commitments and Contingencies

Minimum payments on noncancelable leases at December 31, 2014 were: $4.2 million in 2015, $3.4 million in 2016, $3.2 million in 2017, $2.4 million in 2018, $2.3 million in 2019 and $9.5 million in later years. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $10.1 million in 2014, $8.7 million in 2013 and $10.3 million in 2012.
We are involved in litigation arising in the ordinary course of business, such as defamation actions, and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Members of the Board of Directors of Journal Communications, Inc. ("Journal"), and the parties to the Master Transaction Agreement, including Journal and Scripps, were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the Journal Transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. The plaintiff alleged that the directors of Journal breached their fiduciary duties by, among other things, (i) agreeing to enter into the Master Transaction Agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision. The plaintiff also challenged the qualifications of Journal's financial advisor, Methuselah Advisors LLC ("Methuselah"), and asserted that Methuselah has a conflict because the founder and managing partner of Methuselah, who is the lead investment banker at Methuselah for Journal in the Journal Transactions, was employed by Lazard Fréres & Co. LLC (“Lazard”) prior to 2010 as a managing director, where he had responsibility for Lazard’s relationship with Scripps. On August 29, 2014, the defendants filed Motions to Dismiss asking the Circuit Court to dismiss the lawsuit. On November 12, 2014, the Circuit Court entered an Order granting the defendants’ Motions to Dismiss and dismissing the lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al. (Case No. 2:15-

cv-00012-JPS)), naming Journal, the Board of Directors of Journal, Scripps, and the other parties to the Master Transaction Agreement as defendants. The plaintiff asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief enjoining the Journal Transactions and damages. The outcome of this lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of Journal and Scripps. A preliminary injunction could delay or jeopardize the completion of the Journal Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Journal Transactions. Journal, Scripps, and the other defendants named in the lawsuit believe the claims asserted are without merit and intend to continue to vigorously defend against them.

20. Capital Stock and Share-Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2012, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. Under the authorization, we repurchased a total of $95 million of shares at prices ranging from $10.83 to $19.99 per share. No additional shares may be repurchased pursuant to this authorization.
In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of December 31, 2014.

Under the terms of the Master Transaction Agreement with Journal Communications, Inc., we are precluded from repurchasing shares prior to the closing of the Journal Transactions.
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
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2014, 4.2 million shares were available for future stock compensation awards.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2011	10,094,622	$9.62	$7-11
Exercised in 2012	(2,046,309)	9.03	8-10
Forfeited in 2012	(36,933)	9.12	8-11
Outstanding at December 31, 2012	8,011,380	9.77	7-11
Exercised in 2013	(4,635,148)	10.00	7-11
Forfeited in 2013	(6,184)	10.23	9-11
Outstanding at December 31, 2013	3,370,048	9.46	7-11
Exercised in 2014	(1,662,055)	10.01	9-11
Forfeited in 2014	(4,117)	10.45	10-11
Outstanding at December 31, 2014	1,703,876	8.92	7-11

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Cash received upon exercise	$16,579	$46,624	$18,215
Intrinsic value (market value on date of exercise less exercise price)	16,036	18,468	2,378
Tax benefits realized (1)	6,013	6,926	892
(1) Benefits for 2013 to be recognized in future years when realizable.

Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2005 – expire in 2015	$10-11	0.28	33,799	$10.89	$0.4
2006 – expire in 2016	10	1.34	42,250	9.96	0.5
2007 – expire in 2015	9-10	0.18	190,679	10.15	2.3
2008 – expire in 2016	7-10	1.26	1,437,148	8.68	19.7
Total	$7-11	1.12	1,703,876	$8.92	$22.9

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

Information and activity for our restricted stock and RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2011	3,982,532	$3.53	$1-11
Awarded in 2012	877,349	9.77	8-11
Vested in 2012	(2,506,232)	2.68	9-11
Forfeited in 2012	(24,247)	8.19	1-10
Unvested at December 31, 2012	2,329,402	6.75	1-11
Awarded in 2013	757,229	11.71	11-20
Vested in 2013	(1,452,719)	5.01	1-12
Forfeited in 2013	(47,071)	10.35	9-12
Unvested at December 31, 2013	1,586,841	10.59	7-20
Awarded in 2014	567,695	16.52	16-22
Vested in 2014	(704,528)	10.40	7-20
Forfeited in 2014	(225,487)	11.75	9-18
Unvested at December 31, 2014	1,224,521	13.24	7-22
The following table presents additional information about restricted stock and restricted stock unit vesting:

	For the years ended December 31,
(in thousands)	2014	2013	2012

Fair value of shares and units vested	$12,906	$16,565	$23,326
Tax benefits realized on vesting (1)	4,840	6,212	8,747
(1) Benefits for 2013 to be recognized in future years when realizable.

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012

RSUs	$7,631	$6,078	$7,549
Share-based compensation, net of tax	4,769	3,799	4,718
As of December 31, 2014, $5.2 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.5 years.

21. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

As of December 31, 2012	$(1,009)	$(116,188)	$357	$(116,840)
Other comprehensive loss before reclassifications	(113)	—	—	(113)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $245	404	—	—	404
Actuarial gain (loss) (b), net of tax of $21,927	—	35,811	(185)	35,626
Net current-period other comprehensive income (loss)	291	35,811	(185)	35,917
As of December 31, 2013	(718)	(80,377)	172	(80,923)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $145	239	—	—	239
Actuarial gain (loss) (b), net of tax of $(27,672)	—	(45,500)	(259)	(45,759)
Net current-period other comprehensive income (loss)	239	(45,500)	(259)	(45,520)
As of December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)

(a) Included in interest expense in the Consolidated Statements of Operations
(b) Included in defined benefit pension plan expense in the Consolidated Statements of Operations

22. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2014	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$203,794	$211,946	$207,600	$245,728	$869,068
Costs and expenses	(190,059)	(203,347)	(194,699)	(205,016)	(793,121)
Depreciation and amortization of intangibles	(11,729)	(11,595)	(13,195)	(12,551)	(49,070)
(Losses) gains, net on disposal of property, plant and equipment	(68)	(22)	2,951	(601)	2,260
Interest expense	(2,254)	(2,043)	(2,050)	(2,147)	(8,494)
Miscellaneous, net	(445)	(400)	(216)	(7,328)	(8,389)
Benefit (provision) for income taxes	149	2,027	(1,835)	(2,373)	(2,032)
Net (loss) income	(612)	(3,434)	(1,444)	15,712	10,222
Net loss attributable to noncontrolling interests	—	(199)	(103)	(5)	(307)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(612)	$(3,235)	$(1,341)	$15,717	$10,529
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$(0.06)	$(0.02)	$0.27	$0.18
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$(0.06)	$(0.02)	$0.27	$0.18
Weighted average shares outstanding:
Basic	56,084	56,043	56,469	56,763	56,342
Diluted	56,084	56,043	56,469	57,474	57,239
Cash dividends per share of common stock	$—	$—	$—	$—	$—

2013	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$198,653	$207,853	$189,535	$220,830	$816,871
Costs and expenses	(190,538)	(187,935)	(185,418)	(191,416)	(755,307)
Depreciation and amortization of intangibles	(11,814)	(11,774)	(12,096)	(12,078)	(47,762)
(Losses) gains, net on disposal of property, plant and equipment	(5)	42	(177)	(26)	(166)
Interest expense	(2,613)	(2,656)	(2,655)	(2,524)	(10,448)
Miscellaneous, net	(1,304)	(1,634)	(1,087)	(7,735)	(11,760)
Benefit (provision) for income taxes	4,950	(711)	3,047	562	7,848
Net (loss) income	(2,671)	3,185	(8,851)	7,613	(724)
Net loss attributable to noncontrolling interests	—	—	—	(250)	(250)
Net (loss) income attributable to the shareholders of The E.W. Scripps Company	$(2,671)	$3,185	$(8,851)	$7,863	$(474)
Net (loss) income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.05)	$0.05	$(0.16)	$0.14	$(0.01)
Net (loss) income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.05)	$0.05	$(0.16)	$0.13	$(0.01)
Weighted average shares outstanding:
Basic	56,330	57,448	56,177	55,980	56,516
Diluted	56,330	58,747	56,177	57,272	56,516
Cash dividends per share of common stock	$—	$—	$—	$—	$—
The sum of the quarterly net income per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

23. Pending Broadcast Acquisition and Newspaper Spin-off
On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to spin-off their newspaper businesses into a separate publicly traded company and for Scripps to acquire Journal's broadcast business (the “Journal Transactions”). The closing date of the Journal Transactions is currently scheduled for April 1, 2015.
The merged broadcast and digital media company, to be based in Cincinnati, will retain The E. W. Scripps Company name and continue to be controlled by the Scripps family. The company’s television operations will reach approximately 18% of all U.S. households and will have approximately 4,000 employees across its television, radio and digital media operations.
The newspaper company will be named Journal Media Group, combining the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company will have approximately 3,600 employees and will be headquartered in Milwaukee.
The Board of Directors of both companies have approved the Journal Transactions, which are subject to customary regulatory and shareholder approvals. Scripps and Journal shareholders voted to approve the Journal Transactions on March 11, 2015. As part of the Journal Transactions, Scripps shareholders will receive a $60 million special cash dividend. Under the terms of the Master Transaction Agreement with Journal Communications, Inc., we are precluded from repurchasing shares prior to the closing of the Journal Transactions.

In order to carry out the Journal Transactions, we will incur $25 to $30 million in costs, of which we have incurred approximately $10 million to date. With the Journal Transactions, we will also assume Journal's outstanding liabilities, including any employee benefit obligations ($95 million as of December 31, 2014). Journal also has outstanding debt of $131 million as of December 31, 2014, of which we will refinance $120 million and assume the remainder. We expect to increase our term loan B by $200 million to refinance Journal's debt and pay costs, taxes and the dividend associated with the Journal Transactions. We expect to have a $398 million term loan B after closing the Journal Transactions.

In the case that Scripps breaches its obligation to consummate the Journal Transactions, the Master Transaction Agreement may require Scripps to pay liquidated damages of $15.8 million plus expenses, subject to an overall limit of $23.5 million.

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibits	S-2

S-1

The E. W. Scripps Company

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	S-4	333-200388	2.1	11/20/2014
3.01	Amended Articles of Incorporation	8-K	000-16914	3 (i)	2/17/2009
3.02	Amended and Restated Code of Regulations	8-K	000-16914	3.02	5/10/2007
3.03	Amendment to Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/12/2015
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan	8-K	000-16914	99.08	5/13/2010
10.02	Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01	5/8/2008
10.03	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03A	2/9/2005
10.04	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.05	Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03C	2/9/2005
10.06	Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02C	2/28/2006
10.07	Executive Bonus Plan, as amended April 14, 2005	8-K	000-16914	10.04	2/9/2006
10.08	The E.W. Scripps Company Executive Severance Plan	8-K	000-16914	10.04	5/19/2009
10.09	The E.W. Scripps Company Executive Severance Plan Amended and Restated as of February 23, 2015	8-K	000-16914	10.1	2/23/2015
10.10	The E.W. Scripps Company Employee Stock Purchase Plan	8-K	000-16914	5.02	6/12/2008
10.11	Scripps Family Agreement dated October 15, 1992	8-K	000-16914	1	10/15/1992
10.12	Amendments to the Scripps Family Agreement	S-4	333-200388	10.5	11/20/2014
10.13	Amendments to the Scripps Family Agreement	8-K	000-16914	10.57A	5/8/2008
10.14	Amendments to the Scripps Family Agreement	S-4	333-200388	10.7	11/20/2014
10.15	Amendments to the Scripps Family Agreement	S-4	333-200388	10.8	11/20/2014
10.16	Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4A
10.17	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.18	Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74	5/19/2009
10.19	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.20	Amendment to Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.1	11/4/2014
10.21	Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65	5/19/2009
10.22	Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76	5/19/2009
10.23	Short-Term Incentive Plan	8-K	000-16914	99.01	2/17/2009
10.24	Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02	2/17/2009
10.25	Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79	3/5/2009
10.26	Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 26, 2013	8-K	000-16914	10.80	11/26/2013
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company
22	Results of matters submitted to vote of holders of common voting shares	8-K	000-16914		3/12/2015
23	Consent of Independent Registered Public Accounting Firm
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

S-2