Form 10-Q
period 2015-03-31
E.W. SCRIPPS Co
filed 2015-05-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 21, 2015, there were 72,253,069 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2015

PART I

As used in this Quarterly Report on Form 10-Q, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E.W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

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

Scripps and members of the Board of Directors of Journal Communications, Inc. ("Journal") were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the proposed transactions between Scripps and Journal and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. On November 12, 2014, the Circuit Court entered an order dismissing this lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.), naming Scripps, Journal, the Board of Directors of Journal, and certain subsidiaries of Scripps and Journal as defendants. The plaintiff asserted disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief and damages. Prior to the shareholder meetings at which the Scripps/Journal transactions were approved, the plaintiff filed a motion for expedited discovery, and the defendants filed motions to dismiss the lawsuit. Plaintiff did not seek to enjoin the shareholder meetings or the Scripps/Journal transactions. Since the closing of the Scripps/Journal transactions, the plaintiff’s motion for expedited discovery and the defendants’ motions to dismiss the lawsuit remain pending. No further motions have been filed by either plaintiff or defendants. The court has yet to issue any orders with respect to the pending motions. Scripps believes the claims asserted are without merit and intends to continue to defend against them.

Item 1A. Risk Factors

The risk factors disclosed in Item 1A. Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2014 are replaced in their entirety with those included below.

Risks Related to Our Businesses

We expect to derive the majority of our revenues from marketing and advertising spending by businesses, which is affected by numerous factors. Declines in advertising revenues will adversely affect the profitability of our business.
The demand for advertising on television and radio stations is sensitive to a number of factors, both locally and nationally, including the following:

•	The advertising and marketing spending by customers can be subject to seasonal and cyclical variations and are likely to be adversely affected during economic downturns.

•
Television advertising revenues in even-numbered years benefit from political advertising, which is affected by campaign finance laws, as well as the competitiveness of specific political races in the markets where our television and radio stations operate.

•
Continued consolidation and contraction of local advertisers in our local markets could adversely impact our operating results, given that we expect the majority of our advertising to be sold to local businesses in our markets.

•
Television audiences have continued to fragment in recent years as the broad distribution of cable and satellite television has greatly increased the options available to the viewing public. Continued fragmentation of television audiences could adversely impact advertising rates, which will reflect the size and demographics of the audience reached by advertisers through our media businesses.

•
Television stations have significant exposure to automotive advertising. If automobile advertising declines and we are unable to secure replacement advertisers, advertising revenues could decline and affect our profitability.

If we are unable to respond to any or all of these factors, our advertising revenues could decline and affect our profitability.
Programmatic advertising models that allow advertisers to buy audiences at scale or through automated processes may begin to play a more significant role in the local television advertising marketplace, and may cause downward pricing pressure or effect our pricing resulting in a loss of revenue that could materially adversely affect broadcast operations.
Several national advertising agencies are now looking at an automated process known as “programmatic buying” to reduce costs related to buying local TV spot advertising. Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation of a programmatic model, where automation replaces existing pricing and allocation methods, could turn local advertising inventory into a price-driven commodity, reducing the value of these relationships and related revenues. We cannot predict the pace at which programmatic buying will be adopted or utilized in the broadcast industry. Widespread adoption causing downward pricing pressure could result in a loss of revenue and materially adversely affect future broadcast operations.
The growth of direct content-to-consumer delivery channels may fragment our television audiences. This fragmentation could adversely impact advertising rates as well as a reduction in the revenues we receive from retransmission consent agreements, resulting in a loss of revenue that could materially adversely affect our television broadcast operations.
 We deliver our programming to our audiences over air and through delivery by cable and satellite service providers.  Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers such as ABC, NBC and HBO, and new content developers, distributors and syndicators, such as Amazon, Hulu and Netflix are now able to deliver their programing directly to consumers, “over-the-top.” The delivery of content directly to the consumer allows  them to bypass the programming we deliver, which may impact our audience size. Fragmentation of our audiences could impact the rates we receive from our advertises. In addition, fewer subscribers would also impact the rates we receive from retransmission consent agreements.

 Widespread adaption of over-the-top by our audiences could result in a reduction of our advertising and retransmission revenues and affect our profitability.
Our local media businesses operate in a changing and increasingly competitive environment. We will have to continually invest in new business initiatives and modify strategies to maintain our competitive position. Investment in new business strategies and initiatives could disrupt our ongoing business and present risks not originally contemplated.
The profile of television and radio audiences has shifted dramatically in recent years as viewers access news and other content online or through mobile devices and as they spend more discretionary time with social media. While slow and steady declines in audiences have been somewhat offset by growing viewership on digital platforms, digital advertising rates are typically much lower than broadcast advertising rates on a cost-per-thousand basis. This audience shift results in lower profit margins. To remain competitive, we believe we must adjust business strategies and invest in new business initiatives, particularly within digital media. Development of new products and services may require significant costs. The success of these initiatives depends on a number of factors, including timely development and market acceptance. Investments we make in new strategies and initiatives may not perform as expected.
The loss of affiliation agreements could adversely affect our television stations’ operating results.

Fifteen of our stations have affiliations with the ABC television network, five with the NBC television network, two with the FOX television network, two with each of the CBS and MY television networks and one with the CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial announcement time during the programming, and the "Big 4" networks, ABC, NBC, CBS and FOX, also require stations to pay fees on the right to carry programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts. There is no assurance that we will be able to reach agreements with networks about the amount of these fees.
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the relevant network. Loss of network affiliation would require us to obtain replacement programming, which may involve higher costs and may not be as attractive to target audiences, resulting in lower advertising revenues. In addition, loss of any network affiliation would result in materially lower retransmission revenue, particularly in the case of the "Big 4" networks.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements and network affiliation agreements, by consolidation of cable or satellite television systems, or by new technologies for the distribution of broadcast programming.

As our retransmission consent agreements expire, there can be no assurance that we will be able to renew them at comparable or better rates. As a result, retransmission revenues could decrease and retransmission revenue growth could decline over time. Major networks that we are affiliated with require us to share retransmission revenue with them. There can be no assurance that these networks will not require an increase in their share of this revenue as a condition to renewal of our affiliation agreements. If a multichannel video programming distributor (an “MVPD”) in our markets acquires additional distribution systems, our retransmission revenue could be adversely affected if our retransmission agreement with the acquiring MVPD has lower rates or a longer term than our retransmission agreement with the MVPD whose systems are being sold.
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
Changes in the Communications Act of 1934, as amended (the “Communications Act”) or the FCC’s rules with respect to the negotiation of retransmission consent agreements between broadcasters and MVPDs could also adversely impact our ability to negotiate acceptable retransmission consent agreements. In addition, continued consolidation among cable television operators could adversely impact our ability to negotiate acceptable retransmission consent agreements. In May 2014, AT&T announced that it was acquiring DIRECTV, the largest direct-to-home satellite provider. This transaction remains subject to regulatory approvals of the Department of Justice and the FCC.
There are proceedings before the FCC and legislation has been proposed in Congress reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, in a dispute that does not directly involve broadcasting, the FCC's Media Bureau is seeking comment on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to MVPDs. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements could be jeopardized. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on our operations.
Our television stations will continue to be subject to government regulations which, if revised, could adversely affect our operating results.

•
Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable operators and/or direct broadcast satellite carriers to carry the stations’ over the air signals or (2) enter into retransmission consent negotiations for carriage. MVPDs are pressing for legislative and regulatory changes to diminish stations’ negotiating power. At present, all of our stations have retransmission consent agreements with cable operators and satellite carriers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms, our ability to compete effectively may be adversely affected.

•
If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired. Our business will depend upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. We cannot assure that future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect operations. If the FCC fails to renew any of these licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue potential.

•
The FCC and other government agencies are considering various proposals intended to promote consumer interests, including proposals to encourage locally-focused television programming, to restrict certain types of advertising to children, and to repurpose some of the broadcast spectrum. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.

Sustained increases in costs of employee health and welfare plans and funding requirements of our pension obligations may reduce the cash available for its business.
Employee compensation and benefits account for a significant portion of our total operating expenses. In recent years, we have experienced significant increases in employee benefit costs. Various factors may continue to put upward pressure on the cost of providing medical benefits. Although we actively seek to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
At December 31, 2014, the projected benefit obligations of our pension plans exceeded plan assets by $141 million and the projected benefit obligations of the Journal pension plan we assumed in the Scripps/Journal transaction exceeded plan assets by $95 million. Accrual of service credits are frozen under both defined benefit pension plans covering a majority of employees, including those covered under supplemental executive retirement plans. These pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of these plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We may be unable to effectively integrate any new business we acquire.
We may make future acquisitions and could face integration challenges and acquired businesses could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected, and impairment charges may result if acquired businesses significantly under-perform relative to our expectations.

We will continue to face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of operations, damage to our brands and reputation, legal exposure and financial losses.

Security breaches, computer malware or other “cyber attacks” could harm our business by disrupting delivery of services, jeopardizing our confidential information and that of our vendors and clients, and damaging our reputation. Our operations are expected to routinely involve receiving, storing, processing and transmitting sensitive information. Although we monitor security measures regularly and believe we are not in a key target industry, any unauthorized intrusion, malicious software infiltration, theft of data, network disruption, denial of service, or similar act by any party could disrupt the integrity, continuity, and security of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to protect information, and adversely affect our revenue by causing the loss of current or potential clients.

We may be required to satisfy certain indemnification obligations to Journal Media Group or may not be able to collect on indemnification rights from Journal Media Group.

Under the terms of the master agreement governing the Scripps/Journal transaction, we (as successor to Journal) will indemnify Journal Media Group, and Journal Media Group will indemnify us (as successor to Journal), for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the master agreement that continue in effect after the closing. We (as successor to Journal) will indemnify Journal Media Group for all damages, liabilities and expenses incurred by it relating to the entities, assets and liabilities retained by Scripps or Journal, and Journal Media Group will indemnify us (as successor to Journal) for all damages, liabilities and expenses incurred by it relating to Journal Media Group’s entities, assets and liabilities.

In addition, we will indemnify Journal Media Group, and Journal Media Group will indemnify us, for all damages, liabilities and expenses resulting from a breach by the other of any of the representations, warranties or covenants contained in the tax matters agreements. Journal Media Group will also indemnify us for all damages, liabilities and expenses arising out of any tax imposed with respect to the Scripps newspaper spin-off if such tax is attributable to any act, any failure to act or any omission by Journal Media Group or any of its subsidiaries. We will indemnify Journal Media Group for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on Journal Media Group or its subsidiaries because Scripps spin entity or Journal spin entity was part of the consolidated return of Scripps or Journal, and Journal Media Group will indemnify us for all damages, liabilities and expenses relating to post-closing taxes of Journal Media Group or its subsidiaries.

The indemnification obligations described above could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we will be liable or for which we will seek payment from Journal Media Group. Journal Media Group’s ability to satisfy these indemnities will depend upon future financial performance. Similarly, our ability to satisfy any such obligations to Journal Media Group will depend on their respective future financial performance. We cannot assure you that we will have the ability to satisfy any substantial obligations to Journal Media Group or that Journal Media Group will have the ability to satisfy any substantial indemnity obligations to us.

Risks Related to the Ownership of Scripps Class A Common Shares

Certain descendants of Edward W. Scripps own approximately 93% of Scripps common voting shares and are signatories to the Scripps Family Agreement, which governs the transfer and voting of common voting shares held by them.

As a result of the foregoing, these descendants have the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter on which the Ohio Revised Code (“ORC”) does not require a vote of our class A common shares. Under our articles of incorporation, holders of class A common shares vote only for the election of one-third of the Board of Directors and are not entitled to vote on any matter other than a limited number of matters expressly set forth in the ORC as requiring a separate vote of both classes of stock. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction, the market price of our class A common shares could be adversely affected.

We have the ability to issue preferred stock, which could affect the rights of holders of our class A common shares.

Our articles of incorporation allow the Board of Directors to issue and set the terms of 25 million shares of preferred stock. The terms of any such preferred stock, if issued, may adversely affect the dividend, liquidation and other rights of holders of our class A common shares.

The public price and trading volume of our class A common shares may be volatile.

The price and trading volume of our class A common shares may be volatile and subject to fluctuation. Some of the factors that could cause fluctuation in the stock price or trading volume of class A common shares include:

•	general market and economic conditions and market trends, including in the television and radio broadcast industries and the financial markets generally;

•	the political, economic and social situation in the United States;

•	variations in quarterly operating results;

•	inability to meet revenue projections;

•	announcements by us or competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

•	adoption of new accounting standards affecting the broadcast industry;

•	operations of competitors and the performance of competitors’ common stock;

•	litigation and governmental action involving or affecting us or our subsidiaries;

•	changes in financial estimates and recommendations by securities analysts;

•	recruitment of key personnel;

•	purchases or sales of blocks of our class A common shares;

•	operating and stock performance of companies that investors may consider to be comparable to us; and

•	changes in the regulatory environment, including rulemaking or other actions by the FCC.

There can be no assurance that the price of our class A common shares will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies and that could adversely affect the price of our class A common shares, regardless of the company’s operating performance. Stock price volatility might be higher if the trading volume of our class A common shares is low. Furthermore, shareholders may initiate securities class action lawsuits if the market price of our class A common shares declines significantly, which may cause us to incur substantial costs and divert the time and attention of our management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2015.
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. No shares have been repurchased under this program as of March 31, 2015.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2015.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

The following table presents information on matters submitted to a vote of security holders at our May 4, 2015 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Roger L. Ogden	20,476,867	626	7,612,925
J. Marvin Quin	23,232,943	—	4,857,475
Kim Williams	19,803,231	626	8,286,561
Directors elected by holders of Common Voting Shares:
Charles L. Barmonde	11,661,485	—	—
Richard A. Boehne	11,661,485	—	—
Kelly P. Conlin	11,661,485	—	—
John W. Hayden	11,661,485	—	—
Anne M. La Dow	11,661,485	—	—
Mary McCabe Peirce	11,661,485	—	—
2. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	11,661,485	—	—
3. Approve amendment to The E.W. Scripps Company 2010 Long-Term Incentive Plan	11,661,485	—	—

On May 4, 2015, the shareholders of Scripps, upon recommendation of our Board of Directors, approved an amendment and restatement of The E. W. Scripps Company 2010 Long-Term Incentive Plan (the “Amended LTIP”). A brief description of the Amended LTIP follows, but is subject to the full text of the plan included as an Appendix to the Proxy Statement of the Company dated March 23, 2015.

The Amended LTIP authorizes the grant of equity-based compensation to our key employees and non-employee directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, performance units, performance shares, dividend equivalents and other awards relating to our Class A Common Shares.

The Company has reserved 4,000,000 Class A Common Shares (“Shares”) (increased from 3,000,000 Shares), plus (i) any shares remaining available for issuance or delivery under The E. W. Scripps Company 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”), as of May 13, 2010, and (ii) any shares that are subject to awards granted under the 1997 Plan that are forfeited, terminated, settled in cash or used to satisfy tax withholding obligations on or after that date.

The Amended LTIP is administered by the Compensation Committee of the Board of Directors, which has authority to, among other things: construe and interpret the Amended LTIP, select participants and the types of awards to be granted, and establish the terms and conditions of awards.

The Amended LTIP became effective as of February 24, 2015, the date of approval of the Board of Directors, and will continue in effect until February 15, 2020, unless sooner terminated by the Board of Directors. Termination will not affect grants and awards then outstanding.

On May 4, 2015, the Compensation Committee granted cash-based bonuses in the amount of $200,000 to the following named executive officers: Timothy M. Wesolowski, Brian G. Lawlor and William Appleton. These bonuses are in recognition of their extraordinary efforts in the successful completion of the merger of the Company's broadcast assets with those of Journal Communications, Inc. and the spin-off of our newspapers.

Item 6. Exhibits
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 8, 2015	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2015	As of December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$159,489	$158,459
Restricted cash	6,810	6,810
Accounts and notes receivable (less allowances - $2,239 and $2,136)	136,695	136,567
Inventory	5,831	6,183
Deferred income taxes	17,146	12,836
Miscellaneous	10,229	7,805
Total current assets	336,200	328,660
Investments	14,698	9,530
Property, plant and equipment	336,588	343,389
Goodwill	106,261	106,261
Other intangible assets	187,063	189,260
Deferred income taxes	35,936	37,946
Miscellaneous	15,780	17,685
Total Assets	$1,032,526	$1,032,731
Liabilities and Equity
Current liabilities:
Accounts payable	$17,123	$21,004
Customer deposits and unearned revenue	27,242	29,948
Current portion of long-term debt	2,000	2,000
Accrued liabilities:
Employee compensation and benefits	33,241	33,305
Miscellaneous	35,277	38,123
Other current liabilities	23,246	10,158
Total current liabilities	138,129	134,538
Long-term debt (less current portion)	195,500	196,000
Other liabilities (less current portion)	181,942	182,260
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 45,868,082 and 45,062,522 shares	459	451
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	578	570
Additional paid-in capital	526,753	525,456
Retained earnings	113,593	118,693
Accumulated other comprehensive loss, net of income taxes	(125,626)	(126,443)
The E.W. Scripps Company total shareholders’ equity	515,298	518,276
Noncontrolling interest	1,657	1,657
Total equity	516,955	519,933
Total Liabilities and Equity	$1,032,526	$1,032,731
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014

Operating Revenues:
Advertising	$144,076	$146,770
Subscriptions	31,276	32,299
Retransmission	27,918	12,474
Other	11,230	12,251
Total operating revenues	214,500	203,794
Costs and Expenses:
Employee compensation and benefits	105,149	101,749
Programs and program licenses	21,132	12,968
Newsprint, press supplies and other printing costs	10,766	12,038
Newspaper distribution	11,326	11,916
Other expenses	49,657	49,748
Defined benefit pension plan expense	2,762	1,378
Acquisition and related integration costs	6,109	262
Total costs and expenses	206,901	190,059
Depreciation, Amortization, and (Gains) Losses:
Depreciation	9,971	9,808
Amortization of intangible assets	2,196	1,921
(Gains) losses, net on disposal of property, plant and equipment	(100)	68
Net depreciation, amortization, and (gains) losses	12,067	11,797
Operating (loss) income	(4,468)	1,938
Interest expense	(2,052)	(2,254)
Miscellaneous, net	(1,324)	(445)
Loss from operations before income taxes	(7,844)	(761)
Benefit for income taxes	(2,744)	(149)
Net loss	(5,100)	(612)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(5,100)	$(612)
Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.09)	$(0.01)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.09)	$(0.01)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014

Net loss	$(5,100)	$(612)
Changes in fair value of derivative, net of tax of $36 and $37	60	59
Changes in defined benefit pension plans, net of tax of $458 and $280	757	444
Total comprehensive loss	(4,283)	(109)
Less comprehensive loss attributable to noncontrolling interest	—	—
Total comprehensive loss attributable to the shareholders of The E.W. Scripps Company	$(4,283)	$(109)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(5,100)	$(612)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,167	11,729
Deferred income taxes	(2,794)	(304)
Stock and deferred compensation plans	3,142	2,941
Pension expense, net of payments	2,606	1,021
Other changes in certain working capital accounts, net	(10,741)	14,640
Miscellaneous, net	702	45
Net cash (used in) provided by operating activities	(18)	29,460
Cash Flows from Investing Activities:
Acquisitions	—	(46,000)
Additions to property, plant and equipment	(3,339)	(2,584)
Purchase of investments	(7,280)	(153)
Change in restricted cash	—	1,400
Miscellaneous, net	308	361
Net cash used in investing activities	(10,311)	(46,976)
Cash Flows from Financing Activities:
Payments on long-term debt	(500)	(500)
Repurchase of Class A Common shares	—	(17,828)
Proceeds from employee stock options	4,262	6,855
Tax payments related to shares withheld for RSU vesting	(4,872)	(3,835)
Miscellaneous, net	12,469	(1,312)
Net cash provided by (used in) financing activities	11,359	(16,620)
Increase (decrease) in cash and cash equivalents	1,030	(34,136)
Cash and cash equivalents:
Beginning of year	158,459	221,255
End of period	$159,489	$187,119

Supplemental Cash Flow Disclosures
Interest paid	$1,718	$1,972
Income taxes paid	$557	$367
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net loss	—	—	(612)	—	—	(612)
Changes in defined benefit pension plans	—	—	—	444	—	444
Changes in fair value of derivative	—	—	—	59	—	59
Repurchase 988,990 Class A Common shares	(10)	(10,469)	(7,349)	—	—	(17,828)
Compensation plans: 1,065,619 net shares issued *	11	6,384	—	—	—	6,395
As of March 31, 2014	$561	$505,158	$108,932	$(80,420)	$1,964	$536,195

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(5,100)	—		(5,100)
Changes in defined benefit pension plans	—	—	—	757	—	757
Changes in fair value of derivative	—	—	—	60	—	60
Compensation plans: 805,560 net shares issued *	8	1,297	—	—	—	1,305
As of March 31, 2015	$578	$526,753	$113,593	$(125,626)	$1,657	$516,955
* Net of tax payments related to shares withheld for vested stock and RSUs of $4,872 in 2015 and $3,835 in 2014.
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies
As used in the Condensed Notes to Consolidated Financial Statements, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E.W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2014 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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

On April 1, 2015, we distributed our newspaper business to our shareholders in a tax-free spin-off. See Note 18 for additional information on the spin-off.

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
The revenue recognition policies for each source of revenue are described in our 2014 Annual Report on Form 10-K.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2014. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $1.9 million and $3.3 million for the first quarter of 2015 and 2014, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2015	2014

Numerator (for basic and diluted earnings per share)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(5,100)	$(612)
Less income allocated to RSUs	—	—
Numerator for basic and diluted earnings per share	$(5,100)	$(612)
Denominator
Basic weighted-average shares outstanding	57,335	56,084
Effect of dilutive securities:
Stock options held by employees and directors	—	—
Diluted weighted-average shares outstanding	57,335	56,084
Anti-dilutive securities (1)	1,728	3,985
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarters ended March 31, 2015 and 2014, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance on reporting and disclosure requirements as they relate to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The amendments in this update are effective for all disposals, or classifications as held for sale, of components of an entity that occur within annual reporting periods beginning on or after December 15, 2014 and interim periods within those years.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

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

3. Acquisitions

On June 16, 2014, we closed our acquisition of two television stations owned by Granite Broadcasting Corporation — the Detroit MyNetworkTV affiliate WMYD-TV and the Buffalo, N.Y. ABC affiliate WKBW-TV ("Acquired Granite Stations") — for $110 million in cash. The acquisition of WMYD-TV created a duopoly with our Detroit ABC affiliate WXYZ-TV.

We finalized the determination of fair values of the assets acquired and the liabilities assumed in the fourth quarter of 2014. There were no material changes in the fair values of the assets acquired and the liabilities assumed from the preliminary amounts. The following table summarizes their final fair values.

(in thousands)

Assets:
Property, plant and equipment	$12,025
Intangible assets	53,500
Goodwill	44,715
Total assets acquired	110,240
Current liabilities	240
Net purchase price	$110,000

Of the $54 million allocated to intangible assets, $34 million was for FCC licenses which we determined to have an indefinite life and therefore are not amortized. The remaining balance of $19 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $45 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint, as well as synergies from being able to create a duopoly in our Detroit market. We allocated the goodwill to our television segment. We treated the transaction as an asset acquisition for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2013, are included in the following table. The pro forma information includes the historical results of operations of Scripps and the Acquired Granite Stations and adjustments for additional depreciation and amortization of the assets acquired. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period. Reported results for the three months ended March 31, 2015 include the impact of the Acquired Granite Stations and therefore are not presented as pro forma results.

(in thousands, except per share data) (unaudited)	Three Months Ended March 31, 2014

Operating revenues	$211,158
Income from operations attributable to the shareholders of The E.W. Scripps Company	(110)
Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$—
Diluted	—

On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash, plus a working capital adjustment of $0.2 million.

We finalized the determination of fair values of the assets acquired and the liabilities assumed in the fourth quarter of 2014. There were no material changes in the fair values of the assets acquired and the liabilities assumed from the preliminary amounts. The following table summarizes their final fair values.

(in thousands)

Assets:
Accounts receivable	$640
Other assets	74
Equipment and software	631
Intangible assets	5,900
Goodwill	28,983
Total assets acquired	36,228
Current liabilities	116
Long-term deferred liability	890
Net purchase price	$35,222

Of the $6 million allocated to intangible assets, $4 million was allocated to customer relationships with an estimated amortization period of 5 years and the balance of $2 million was allocated to various other intangible assets.

The goodwill of $29 million arising from the transaction consists largely of the benefit we will derive from being able to enter the digital video market with an established business. We allocated the goodwill to our syndication and other segment. We treated the transaction as a purchase of stock for income tax purposes with no step-up in the assets acquired. The goodwill is not be deductible for income tax purposes. We are not presenting any pro forma results of operations since the impact of the acquisition is not material to prior year results of operations.

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

The effective income tax rate for the three months ended March 31, 2015 and 2014 was 35.0% and 19.6%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and adjustments to reserves for uncertain tax positions (including interest).

Deferred tax assets totaled $53.1 million at March 31, 2015. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the periods ended March 31, 2015 and 2014, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position for both periods. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. When the benefit is recognized, it will be recorded as additional paid-in capital. The amount of unrecognized tax deductions for the three months ended March 31, 2015 and 2014 was approximately $16 million and $13 million, respectively.

5. Other Charges and Credits

Loss from operations was affected by the following:

Acquisition and related integration costs of $6.1 million for the three months ended March 31, 2015 include costs for spinning off our newspaper operations and merging with Journal's broadcast business.

6. Restricted Cash

At March 31, 2015 and December 31, 2014, we had $6.8 million in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Newspapers	Syndication and other	Total

Gross balance as of December 31, 2014	$288,095	$778,900	$33,580	$1,100,575
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of December 31, 2014	$72,681	$—	$33,580	$106,261

Gross balance as of March 31, 2015	$288,095	$778,900	$33,580	$1,100,575
Accumulated impairment losses	(215,414)	(778,900)	—	(994,314)
Net balance as of March 31, 2015	$72,681	$—	$33,580	$106,261

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$93,944	$93,944
Customer lists and advertiser relationships	30,404	30,404
Other	5,761	5,761
Total carrying amount	130,109	130,109
Accumulated amortization:
Television network affiliation relationships	(15,268)	(14,092)
Customer lists and advertiser relationships	(17,068)	(16,416)
Other	(2,925)	(2,556)
Total accumulated amortization	(35,261)	(33,064)
Net amortizable intangible assets	94,848	97,045
Other indefinite-lived intangible assets — FCC licenses	92,215	92,215
Total other intangible assets	$187,063	$189,260

Estimated amortization expense of intangible assets for each of the next five years is $6.8 million for the remainder of 2015, $9.0 million in 2016, $6.5 million in 2017, $6.5 million in 2018, $5.5 million in 2019, $5.5 million in 2020, and $55.0 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014

Variable rate credit facility	$—	$—
Term loan	197,500	198,000
Long-term debt	197,500	198,000
Current portion of long-term debt	2,000	2,000
Long-term debt (less current portion)	$195,500	$196,000
Fair value of long-term debt *	$197,500	$194,000

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

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.50%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of March 31, 2015 and December 31, 2014, the interest rate was 3.25% on the term loan B. The Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2015, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.25% for the three months ended March 31, 2015 and 2014, respectively.

Scheduled principal payments on long-term debt at March 31, 2015 are: $1.5 million for the remainder of 2015, $2.0 million in 2016, $2.0 million in 2017, $2.0 million in 2018, $2.0 million in 2019 and $188.0 million in 2020.

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

As of March 31, 2015 and December 31, 2014, we had outstanding letters of credit totaling $0.2 million.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of March 31, 2015			As of December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$645	$75,000	$—	$471

(1) Balance recorded as other liabilities in Condensed Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Upon refinancing our term loan in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recorded in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the period ended March 31, 2015, approximately $0.1 million was amortized into earnings from accumulated other comprehensive loss and is included in the table below as amounts reclassified from accumulated OCL, gain/(loss).

	Three Months Ended March 31,
(in thousands)	2015	2014

Amounts reclassified from accumulated OCL, gain/(loss)	96	96
Gain/(loss) on derivative	(174)	49

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	As of March 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(645)	—	(645)	—

	As of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(471)	—	(471)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014

Employee compensation and benefits	$20,555	$19,537
Liability for pension benefits	140,694	139,789
Liabilities for uncertain tax positions	6,791	6,741
Other	13,902	16,193
Other liabilities (less current portion)	$181,942	$182,260

12. Noncontrolling Interests

Individuals and other entities own a 4% noncontrolling interest in the capital stock of the subsidiary company that publishes our Memphis newspaper and a 6% noncontrolling interest in the capital stock of the subsidiary company that publishes our Evansville newspaper. We are not required to redeem the noncontrolling interests in these subsidiary companies.

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2015	2014

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(128)	$15,433
Accounts payable	(3,881)	(1,829)
Accrued employee compensation and benefits	(64)	1,667
Other accrued liabilities	(2,237)	(432)
Other, net	(4,431)	(199)
Total	$(10,741)	$14,640

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
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts (referred to as transition credits) to certain employees' defined contribution retirement accounts in 2011. These transition credits, which will be made through the end of 2015, are determined based upon the employee’s age, compensation and years of service.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

The components of the expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2015	2014

Service cost	$—	$21
Interest cost	6,449	6,278
Expected return on plan assets, net of expenses	(5,085)	(5,859)
Amortization of actuarial loss	1,132	642
Total for defined benefit plans	2,496	1,082
Multi-employer plans	59	119
SERP	266	296
Defined contribution plans	3,351	3,160
Net periodic benefit cost	$6,172	$4,657

We contributed $0.1 million to fund current benefit payments for our SERP during the three months ended March 31, 2015. We anticipate contributing an additional $1.4 million to fund the SERP’s benefit payments during the remainder of 2015. No contributions were made to our defined benefit pension plans during the first three months of 2015.

We participate in multi-employer pension plans that cover certain employees that are members of unions or trade associations that have a collective bargaining agreement with us. In 2014, unions ratified our plan to withdraw from the Graphics Communication International Union (GCIU) Employer Retirement Fund. Upon ratification of the agreement, we estimated the undiscounted liability to be approximately $6.5 million and recorded a liability of $4.1 million in 2014 for the present value withdrawal liability. Once we reach a final agreement with the GCIU, we either will pay the liability in a lump sum or make equal monthly installments over 20 years.

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

Beginning in the second quarter of 2015, we will report the following segments: television, radio, digital and syndication and other.

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Segment operating revenues:
Television	$119,538	$102,142
Newspapers	91,478	98,490
Syndication and other	3,484	3,162
Total operating revenues	$214,500	$203,794
Segment profit (loss):
Television	$22,202	$20,972
Newspapers	9,075	8,549
Syndication and other	(243)	212
Shared services and corporate	(14,564)	(14,358)
Defined benefit pension plan expense	(2,762)	(1,378)
Acquisition and related integration costs	(6,109)	(262)
Depreciation and amortization of intangibles	(12,167)	(11,729)
Gains (losses), net on disposal of property, plant and equipment	100	(68)
Interest expense	(2,052)	(2,254)
Miscellaneous, net	(1,324)	(445)
Loss from operations before income taxes	$(7,844)	$(761)
Depreciation:
Television	$5,386	$5,111
Newspapers	3,784	3,987
Syndication and other	184	98
Shared services and corporate	617	612
Total depreciation	$9,971	$9,808
Amortization of intangibles:
Television	$1,888	$1,599
Newspapers	88	118
Syndication and other	220	204
Total amortization of intangibles	$2,196	$1,921
Additions to property, plant and equipment:
Television	$1,941	$1,732
Newspapers	1,034	219
Syndication and other	85	28
Shared services and corporate	279	605
Total additions to property, plant and equipment	$3,339	$2,584
No single customer provides more than 10% of our revenue.

16. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. No shares have been repurchased under this program as of March 31, 2015. With the closing of the merger with Journal Communications, the company can begin repurchasing shares on May 12, 2015.
Options Outstanding — Information about options outstanding and options exercisable by year of grant as of March 31, 2015 is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2006 – expire in 2016	$10	1.10	32,861	9.96	$0.6
2007 – expire in 2017	9	2.07	32,861	9.24	0.6
2008 – expire in 2018	7-10	3.04	1,198,618	8.60	23.8
Total	$7-10	2.96	1,264,340	$8.65	$25.0

17. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended March 31, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $36 (a)	60	—	—	60
Actuarial loss, net of tax of $458 (b)	—	757	—	757
Net current-period other comprehensive income	60	757	—	817
Ending balance, March 31, 2015	$(419)	$(125,120)	$(87)	$(125,626)

	Three Months Ended March 31, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $280 (b)	—	444	—	444
Net current-period other comprehensive income	59	444	—	503
Ending balance, March 31, 2014	$(659)	$(79,933)	$172	$(80,420)

(a) Interest rate swap is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial loss is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

18. Journal Broadcast Merger and Newspaper Spin-off

On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin-off their newspaper businesses and combine them into a separate publicly traded company. On April 1, 2015, Scripps and Journal separated their respective newspaper businesses and merged them, resulting in each becoming a wholly owned subsidiary of Journal Media Group, Inc. Journal Media Group is headquarted in Milwaukee and combines the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company has approximately 3,600 employees. Journal's broadcast business was then merged with Scripps.

The merged broadcast and digital media company, based in Cincinnati, retains The E.W. Scripps Company name and continues to be controlled by the Scripps family. The company’s television operations, following the close of the transactions, reaches approximately 18% of all U.S. households and has approximately 4,000 employees across its television, radio and digital media operations.

Due to the limited time since we closed the Journal acquisition, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the final purchase price, and the determination of the fair values of the assets acquired and the liabilities assumed. We will complete the initial preliminary purchase price allocation in the second quarter and it will be reflected in our June 30, 2015 financial statements. The results of operations of the acquired business will be included in our results from April 1, 2015, the date of acquisition.

In order to carry out the transactions, we expect to incur $30 to $35 million in costs, of which we have incurred approximately $16 million through March 31, 2015. With the Journal transactions, we assumed Journal's outstanding liabilities upon closing, including employee benefit obligations ($95 million as of December 31, 2014).

As part of the transactions, Scripps shareholders received a $60 million special cash dividend on April 1, 2015.

On April 1, 2015, we entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement ("New Financing Agreement") which amends and restates the Amended Revolving Credit and Term Loan Agreement dated November 26, 2013. The New Financing Agreement includes an incremental $200 million term loan, which is due November 2020. It also increased the revolving credit facility by $25 million to $100 million, which is due November 2018. The proceeds from the incremental $200 million loan were used to pay off the $116 million existing Journal term loan, fund the $60 million special cash dividend for Scripps shareholders and pay for transaction expenses.

Upon completion of the spin-off of our Newspaper business, generally accepted accounting principles (“GAAP”) requires us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount, then there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP requires us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our preliminary analysis indicates that as of April 1, 2015 there would be a non cash impairment loss on disposal of the newspaper business of up to $30 million. Under GAAP, the impairment loss from applying the held-for sale model cannot be recorded until the date of the spin-off, April 1, 2015 and will be included as a component of discontinued operations.

19. Contingencies

We are involved in litigation arising in the ordinary course of business, such as defamation actions, and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Scripps and members of the Board of Directors of Journal Communications, Inc. ("Journal") were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.). The plaintiff in the lawsuit alleged that the directors of Journal breached their fiduciary duties to Journal shareholders in connection with the proposed transactions between Scripps and Journal and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty. On November 12, 2014, the Circuit Court entered an order dismissing this lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.), naming Scripps, Journal, the Board of Directors of Journal, and certain subsidiaries of Scripps and Journal as defendants. The plaintiff asserted disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief and damages. Prior to the shareholder meetings at which the Scripps/Journal transactions were approved, the plaintiff filed a motion for expedited discovery, and the defendants filed motions to dismiss the lawsuit. Plaintiff did not seek to enjoin the shareholder meetings or the Scripps/Journal transactions. Since the closing of the Scripps/Journal transactions, the plaintiff’s motion for expedited discovery and the defendants’ motions to dismiss the lawsuit remain pending. No further motions have been filed by either plaintiff or defendants. The court has yet to issue any orders with respect to the pending motions. Scripps believes the claims asserted are without merit and intends to continue to defend against them.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of financial condition and results of operations is based upon the Condensed Consolidated Financial Statements and the Condensed Notes to Consolidated Financial Statements. You should read this discussion in conjunction with those financial statements.

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise with interests in television stations and local and national digital media sites. We serve audiences and businesses through a growing portfolio of television and digital media brands. We also operate an expanding collection of local and national digital journalism and information businesses including digital video news service Newsy and weather app developer WeatherSphere. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company. The transactions closed on April 1, 2015. Upon completion of the transactions, Scripps shareholders received 0.25 shares of common stock of Journal Media Group for each share of Scripps stock. A $60 million special cash dividend, which was approximately $1.00 per share, was also paid to the Scripps shareholders. Journal shareholders received 0.195 shares of common stock of Journal Media Group and 0.5176 class A common shares of Scripps for each share of Journal stock.

Journal Media Group combined the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. JMG has approximately 3,600 employees and is headquartered in Milwaukee. Scripps Newspapers operations are included in our operating results for the quarters ended March 31, 2015 and 2014. In accordance with Generally Accepted Accounting Principals, the results of the newspaper operations will be presented as discontinued operations in the second quarter of 2015, when the spin-off was completed.

The merged broadcast operations, which retain The E.W. Scripps Company name, reach approximately 18% of all U.S. households serving 27 markets. The company has approximately 4,000 employees across its television, radio and digital media operations. After the deal closed, Scripps became the fifth-largest independent television station group in the country and one of the largest owners of ABC-affiliated TV stations in the country by market reach with 15 ABC affiliates. The merger enhances our national broadcast footprint and expands our affiliations to all of the big four networks.

The merger with the Journal broadcast business further leverages Scripps' digital investments, adding large and attractive markets to the portfolio. The company is expecting to build and launch market-leading digital brands that serve growing digital media audiences in addition to supporting the on-air local news brands. Further, the company expects to benefit from the new geographic markets with the national reach of digital brands, such as Newsy and WeatherSphere.

Prior to the spin-off of our newspaper business effective April 1, 2015, we also had interest in daily newspapers in 13 markets across the United States.

Upon completion of the spin-off of our Newspaper business, generally accepted accounting principles (“GAAP”) requires us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life-of the primary asset of the reporting unit are in excess of the carrying amount, then there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP requires us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our preliminary analysis indicates that as of April 1, 2015 there would be a non cash impairment loss on disposal of the newspaper business of up to $30 million. Under GAAP, the impairment loss from applying the held-for sale model cannot be recorded until the date of the spin-off, April 1, 2015 and would be included in discontinued operations.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2015	Change	2014

Operating revenues	$214,500	5.3%	$203,794
Employee compensation and benefits	(105,149)	3.3%	(101,749)
Programs and program licenses	(21,132)	63.0%	(12,968)
Newsprint, press supplies and other printing costs	(10,766)	(10.6)%	(12,038)
Newspaper distribution	(11,326)	(5.0)%	(11,916)
Other expenses	(49,657)	(0.2)%	(49,748)
Defined benefit pension plan expense	(2,762)		(1,378)
Acquisition and related integration costs	(6,109)		(262)
Depreciation and amortization of intangibles	(12,167)		(11,729)
Gains (losses), net on disposal of property, plant and equipment	100		(68)
Operating (loss) income	(4,468)		1,938
Interest expense	(2,052)		(2,254)
Miscellaneous, net	(1,324)		(445)
Loss from operations before income taxes	(7,844)		(761)
Benefit for income taxes	2,744		149
Net loss	(5,100)		(612)
Net loss attributable to noncontrolling interests	—		—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(5,100)		$(612)

The Company completed its acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impacts the comparability of our consolidated and television division operating results.

Operating revenues increased 5.3% in the first quarter of 2015 compared to 2014. Television revenues increased 17% in the first quarter of 2015 on an as reported basis, primarily driven by an increase in retransmission revenues from the impact of renewed contracts and annual rate increases. The acquired Granite television stations accounted for 6 percentage points of the increase in our television segment revenues. Newspaper revenues declined 7.1% compared to prior year as advertising and marketing services revenues decreased as a result of continued secular changes in the demand for print advertising.

In 2014, we completed negotiations with satellite and cable television systems covering more than one-third of our subscribers and our 2015 results reflect the renewal of those agreements. The increased rates and contractual rate increases in existing agreements resulted in retransmission revenues more than doubling for the 2015 quarter compared to 2014. The 2015 quarter also includes approximately $1.6 million in prior year retransmission revenues received upon completion of the agreement in 2015.

Employee compensation and benefits increased 3.3% in the first quarter of 2015. Employee compensation and benefits associated with supporting our digital operations increased costs by approximately $0.8 million for the 2015 quarter, while employee related costs in our newspaper segment were down due to lower employment levels. The impact of the acquisition of two Granite television stations on employee compensation and benefits was $2.3 million for the three months ended March 31, 2015.

Programs and program licenses increased by 63% for the three months ended March 31, 2015 compared to the 2014 quarter primarily due to higher network fees.

Newsprint, press supplies and other printing costs declined by approximately 11% for the quarter primarily due to lower expenditures for newsprint. Average newsprint prices were flat, while newsprint consumption decreased 13% for the three months ended March 31, 2015.

Newspaper distribution costs decreased as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses include the following:

	Three Months Ended March 31,
(in thousands)	2015	Change	2014

Facilities rent and maintenance	$10,529	2.9%	$10,232
Purchased news and content	3,544	(3.3)%	3,664
Marketing and promotion	3,498	15.3%	3,034
Miscellaneous costs	32,086	(2.2)%	32,818
Total other expenses	$49,657	(0.2)%	$49,748

Acquisition and related integration costs of $6.1 million for the 2015 quarter include costs for spinning off our newspaper operations and merging with Journal's broadcast business.

The effective income tax rate was 35.0% and 19.6% for the three months ended March 31, 2015 and 2014, respectively. The impact of state and local taxes and non-deductible expenses has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods.

Business Segment Results — As discussed in the Condensed Notes to Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense (other than current service cost), income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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

Beginning in the second quarter of 2015, we will report the following segments: television, radio, digital and syndication and other.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2015	Change	2014

Segment operating revenues:
Television	$119,538	17.0%	$102,142
Newspapers	91,478	(7.1)%	98,490
Syndication and other	3,484	10.2%	3,162
Total operating revenues	$214,500	5.3%	$203,794
Segment profit (loss):
Television	$22,202	5.9%	$20,972
Newspapers	9,075	6.2%	8,549
Syndication and other	(243)		212
Shared services and corporate	(14,564)	1.4%	(14,358)
Defined benefit pension plan expense	(2,762)		(1,378)
Acquisition and related integration costs	(6,109)		(262)
Depreciation and amortization of intangibles	(12,167)		(11,729)
Gains (losses), net on disposal of property, plant and equipment	100		(68)
Interest expense	(2,052)		(2,254)
Miscellaneous, net	(1,324)		(445)
Loss from operations before income taxes	$(7,844)		$(761)

Television — As of March 31, 2015, our television segment included 11 ABC-affiliated stations, three NBC-affiliated stations and two independent stations, which we operate as duopolies with our Kansas City NBC affiliate and our Detroit ABC affiliate. We also own five Azteca America affiliates. Our television stations reach approximately 14% of the nation’s households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
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
Operating results for our television segment were as follows:

	Three Months Ended March 31,
(in thousands)	2015	Change	2014

Segment operating revenues:
Local	$58,755	5.6%	$55,634
National	25,602	0.9%	25,372
Political	500		2,681
Retransmission	27,918	123.8%	12,474
Digital	5,320	20.8%	4,405
Other	1,443	(8.4)%	1,576
Total operating revenues	119,538	17.0%	102,142
Segment costs and expenses:
Employee compensation and benefits	50,537	10.7%	45,640
Programs and program licenses	21,132	63.0%	12,968
Other expenses	25,667	13.8%	22,562
Total costs and expenses	97,336	19.9%	81,170
Segment profit	$22,202	5.9%	$20,972

The Company completed its acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impact the comparability of our television division operating results.
Revenues

Total reported television revenues increased 17%, or $17.4 million, in the first quarter of 2015 compared to prior year. On a same-station basis, television revenues increased 11% in the 2015 quarter. Increased retransmission revenues drove the same-station growth, with local and national advertising revenues increasing $3.4 million in the first quarter. The 2014 quarter includes approximately $1.7 million in incremental revenue from Winter Olympics advertising on our three NBC-affiliated stations.

In 2014, we completed negotiations with satellite and cable television systems covering more than one-third of our subscribers and our 2015 results reflect the renewal of those agreements. The increased rates and contractual rate increases in existing agreements resulted in retransmission revenues more than doubling for the 2015 quarter compared to 2014. The 2015 quarter also includes approximately $1.6 million in prior year retransmission revenues received upon completion of the agreement in 2015.

Digital revenues, on a same-station basis, increased 18%, or $0.8 million, in the first quarter of 2015 as we continued our focus on increasing digital advertising revenues with an expanded sales force.

Costs and expenses

Total costs and expenses on a reported basis increased 20% in the first quarter of 2015. On a same-station basis, total costs and expenses increased approximately 13% for the 2015 quarter, primarily driven by costs for programs and program licenses.

Employee compensation and benefits on a same-station basis increased $2.6 million, or 5.7%, in the first quarter of 2015 primarily due to higher benefit costs and incentive compensation.

Programs and program licenses increased by 63% for the three months ended March 31, 2015 compared to the 2014 quarter primarily due to higher network fees.

Other expenses on an as reported basis increased 14% for the 2015 quarter compared to prior year. On a same-station basis, other expenses increased 4.8% for the 2015 quarter. Costs to support digital initiatives in our television markets increased $1.2 million for the three months ended March 31, 2015.

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
Operating results for our newspaper segment were as follows:

	Three Months Ended March 31,
(in thousands)	2015	Change	2014

Segment operating revenues:
Local	$17,965	(6.9)%	$19,299
Classified	16,184	(6.2)%	17,249
National	953	(34.2)%	1,448
Preprint and other	13,789	(11.8)%	15,635
Digital advertising and marketing services	6,214	(1.1)%	6,285
Advertising and marketing services	55,105	(8.0)%	59,916
Subscriptions	31,276	(3.2)%	32,299
Other	5,097	(18.8)%	6,275
Total operating revenues	91,478	(7.1)%	98,490
Segment costs and expenses:
Employee compensation and benefits	37,408	(6.6)%	40,050
Newsprint, press supplies and other printing costs	10,766	(10.6)%	12,038
Distribution	11,326	(5.0)%	11,916
Other expenses	22,903	(11.7)%	25,937
Total costs and expenses	82,403	(8.4)%	89,941
Segment profit	$9,075	6.2%	$8,549

Revenues

Total newspaper revenues decreased 7.1% for the 2015 quarter compared to 2014. Advertising and marketing services revenues decreased 8% in 2015. Subscription revenue was down 3.2% as we cycled against the completion of the launch of our digital bundles.

Advertising and marketing services declined 8% primarily as a result of continued secular changes in the demand for print advertising. Automotive, employment and other classified advertising, as well as both local and national advertising, were particularly weak during the quarter.

Subscriptions include fees paid by readers for access to our content in print and digital formats. In 2013, we began offering bundled subscriptions where our subscribers receive access to all of our newspaper content on all platforms and only limited digital content is available to non-subscribers. We also offer digital-only subscriptions. As of March 31, 2015, we had approximately 34,000 digital-only subscribers across all of our markets. Subscription revenue decreased 3.2% in the 2015 quarter due to declining volumes of home deliveries and single copy sales.

Other operating revenues, including commercial printing and distribution services, decreased by $1.2 million, or 19%, for the first quarter of 2015. The 2014 quarter included revenues of $0.9 million for a commercial print job where our Knoxville newspaper printed the Chattanooga newspaper while their plant was improved. The Chattanooga printing contract was completed in August 2014.

Costs and expenses

Employee compensation and benefits decreased approximately $2.6 million, or 6.6%, for the 2015 quarter, primarily due to lower employment levels compared to prior year, partially offset by the transfer of approximately 50 digital employees dedicated to the newspaper markets in preparation for the separation of the newspaper business. Employee compensation and benefits for these digital employees were included in other expenses as a part of the shared services and corporate allocation prior to the transfer.

Newsprint, press supplies and other printing costs declined by approximately 11% for the quarter primarily due to lower expenditures for newsprint. Average newsprint prices were flat, while newsprint consumption decreased 13% for the three months ended March 31, 2015. The decrease in newsprint consumption is largely driven by lower volumes, as well as the completion of the Chattanooga printing contract in the third quarter of 2014.

Newspaper distribution costs decreased as a result of lower net paid circulation levels. A large portion of our distribution costs are variable and increase or decrease in relation to our circulation levels.

Other expenses decreased by 11.7%, or $3.0 million, for the 2015 quarter, primarily due to a $2.5 million decrease in costs related to employee compensation and benefits of the digital employees transferred to newspapers, as well as decreases in various other operating expenses as a result of cost-control efforts.

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

Operating activities

Cash flows from operating activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(5,100)	$(612)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,167	11,729
Deferred income taxes	(2,794)	(304)
Stock and deferred compensation plans	3,142	2,941
Pension expense, net of payments	2,606	1,021
Other changes in certain working capital accounts, net	(10,741)	14,640
Miscellaneous, net	702	45
Net cash (used in) provided by operating activities	$(18)	$29,460

The $29 million decrease in cash provided by operating activities was primarily attributable to changes in working capital in 2015 compared to 2014. The primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable decreased $15.6 million in 2015 compared to 2014. Collections in the first quarter of an odd year are lower due to the impact of political advertising in the preceding quarter, which is paid in advance.

•	The accrual of annual incentive compensation, net of the payment of amounts earned in the prior year, decreased working capital by $7.9 million in 2015 compared to $2.5 million in 2014.

•	The timing of payments for accounts payable decreased working capital by $2.1 million in 2015.

Investing activities

Cash flows from investing activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Cash Flows from Investing Activities:
Acquisitions	$—	$(46,000)
Additions to property, plant and equipment	(3,339)	(2,584)
Purchase of investments	(7,280)	(153)
Change in restricted cash	—	1,400
Miscellaneous, net	308	361
Net cash used in investing activities	$(10,311)	$(46,976)

In 2015 and 2014 we used $10 million and $47 million, respectively, in cash for investing activities. The primary factors affecting our investing activities for the periods are described below.

•	On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•
We entered into a definitive agreement to acquire two television stations owned by Granite Broadcasting Corporation during the first quarter of 2014. Based on the terms of the agreement, we were required to pay $11 million into an escrow account.

•	In the first quarter of 2015, we invested $5 million to fund the launch and operations of a limited liability media company specializing in digital multicasting.
Financing activities
Cash flows from financing activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Cash Flows from Financing Activities:
Payments on long-term debt	$(500)	$(500)
Repurchase of Class A Common shares	—	(17,828)
Proceeds from employee stock options	4,262	6,855
Tax payments related to shares withheld for RSU vesting	(4,872)	(3,835)
Miscellaneous, net	12,469	(1,312)
Net cash provided by (used in) financing activities	$11,359	$(16,620)

In 2015, we had $11.4 million in net cash flows and used $16.6 million in 2014 for financing activities. The primary items included in our financing activities for the periods are described below.
At March 31, 2015, we had a $275 million revolving credit and term loan agreement (“Old Financing Agreement”). The Old Financing Agreement includes a $200 million term loan B maturing in November 2020 and a $75 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.
Concurrent with the closing of the Journal transactions, we entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (“New Financing Agreement”) which amends and restates the Amended Revolving Credit and Term Loan Agreement dated November 26, 2013. The New Financing Agreement includes an incremental $200 million term loan, which is due November 2020. It also increased the revolving credit facility by $25 million to $100 million, which is due November 2018.

The proceeds from the incremental $200 million loan were used to pay off the $116 million existing Journal term loan, fund the $60 million special dividend and payment of transaction expenses.
The Old Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in our financing agreements at March 31, 2015 and December 31, 2014.
In November 2012, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. We repurchased $17.8 million of shares under this authorization in 2014. No additional shares may be repurchased pursuant to this authorization.
In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. No shares have been repurchased under this program as of March 31, 2015. Based on the terms of the Master Transaction Agreement with Journal Communications, we were precluded from repurchasing shares prior to closing the transactions. With the closing of the merger with Journal Communications, the company can begin repurchasing shares on May 12, 2015.

In 2015, we received $4.3 million of proceeds from the exercise of employee stock options compared to $6.9 million in 2014. Our employees currently hold options to purchase 1.3 million shares at exercise prices between $6.63 and $10.92 per share.

Cash provided by financing activities increased primarily due to the result of a $13 million increase checks issued for payment and outstanding at quarter-end.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $1.4 million in the remainder of 2015 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.
As discussed previously, we closed the transactions with Journal Communications on April 1, 2015, spun-off our newspaper operations, paid a special $60 million dividend and merged the Journal broadcast operations with Scripps. In order to carry out the transactions, we expect to incur $30 to $35 million in costs, of which we have incurred approximately $16 million through March 31, 2015. With the closing of the Journal transactions, we also assumed Journal's outstanding liabilities, including employee benefit obligations ($95 million as of December 31, 2014). Journal also had outstanding debt of $127 million as of the closing date of which we refinanced $116 million and assumed the remainder.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, long-lived assets, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance on reporting and disclosure requirements as they relate to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The amendments in this update are effective for all disposals, or classifications as held for sale, of components of an entity that occur within annual reporting periods beginning on or after December 15, 2014 and interim periods within those years.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2017. Early adoption is not permitted. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2015		As of December 31, 2014
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facilities	$—	$—	$—	$—
Term loan	197,500	197,500	198,000	194,000
Total long-term debt including current portion	$197,500	$197,500	$198,000	$194,000

Interest rate swap	$645	$645	$471	$471

Financial instruments subject to market value risk:
Investments held at cost	$11,128	(a)	$5,503	(a)

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

The E.W. Scripps Company
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