Form 10-Q
period 2015-06-30
E.W. SCRIPPS Co
filed 2015-08-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2015, there were 72,313,245 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2015

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

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.), naming Scripps, Journal, the Board of Directors of Journal, and certain subsidiaries of Scripps and Journal as defendants. The plaintiff asserted disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. On May 8, 2015, the District Court entered an order dismissing this lawsuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2015.

The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2015 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

4/1/15 - 4/30/15	—	$—	$—	$100,000,000
5/1/15 - 5/31/15	41,100	22.00	905,066	$99,094,934
6/1/15 - 6/30/15	74,719	23.76	1,777,359	$97,317,575
Total	115,819	$23.14	$2,682,425
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2015.

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

THE E.W. SCRIPPS COMPANY

Dated: August 10, 2015	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2015	As of December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$101,420	$158,459
Restricted cash	6,560	6,810
Accounts and notes receivable (less allowances — $1,652 and $1,390)	171,985	99,609
Transition services agreement receivable, net	17,889	—
Deferred income taxes	24,517	10,754
Income taxes receivable	1,365	—
Miscellaneous	8,400	6,521
Assets of discontinued operations — current	—	46,507
Total current assets	332,136	328,660
Investments	13,915	9,454
Property, plant and equipment	275,013	157,841
Goodwill	555,046	106,261
Other intangible assets	475,386	187,259
Deferred income taxes	8,993	54,612
Miscellaneous	23,731	15,743
Assets held for sale	14,500	—
Assets of discontinued operations — noncurrent	—	172,901
Total Assets	$1,698,720	$1,032,731

Liabilities and Equity
Current liabilities:
Accounts payable	$17,141	$13,987
Customer deposits and unearned revenue	8,764	8,812
Current portion of long-term debt	6,656	2,000
Accrued liabilities:
Employee compensation and benefits	27,997	20,901
Miscellaneous	24,206	31,890
Other current liabilities	12,381	9,306
Liabilities of discontinued operations — current	—	47,642
Total current liabilities	97,145	134,538
Long-term debt (less current portion)	400,467	196,000
Other liabilities (less current portion)	276,218	169,171
Liabilities of discontinued operations — noncurrent	—	13,089
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 72,313,245 and 45,062,522 shares	723	451
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	842	570
Additional paid-in capital	1,167,537	525,456
Retained earnings (accumulated deficit)	(117,616)	118,693
Accumulated other comprehensive loss, net of income taxes	(125,873)	(126,443)
The E.W. Scripps Company total shareholders’ equity	924,890	518,276
Noncontrolling interest — discontinued operations	—	1,657
Total equity	924,890	519,933
Total Liabilities and Equity	$1,698,720	$1,032,731
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Operating Revenues:
Advertising	$154,372	$101,024	$244,105	$188,772
Retransmission	36,495	12,700	64,413	25,174
Other	7,267	5,972	12,639	11,054
Total operating revenues	198,134	119,696	321,157	225,000
Costs and Expenses:
Employee compensation and benefits	91,118	62,639	159,480	124,581
Programs and program licenses	30,914	13,802	52,046	26,770
Other expenses	44,084	32,695	73,344	58,239
Defined benefit pension plan expense	4,120	1,319	6,806	2,640
Acquisition and related integration costs	29,973	3,939	32,747	4,201
Total costs and expenses	200,209	114,394	324,423	216,431
Depreciation, Amortization, and Losses (Gains):
Depreciation	8,604	5,634	14,791	11,318
Amortization of intangible assets	4,762	1,804	6,870	3,607
Losses (gains), net on disposal of property, plant and equipment	215	13	379	48
Net depreciation, amortization, and losses (gains)	13,581	7,451	22,040	14,973
Operating loss	(15,656)	(2,149)	(25,306)	(6,404)
Interest expense	(4,225)	(2,041)	(6,277)	(4,295)
Miscellaneous, net	387	(237)	(1,049)	(380)
Loss from continuing operations before income taxes	(19,494)	(4,427)	(32,632)	(11,079)
Benefit for income taxes	(6,539)	(1,591)	(11,562)	(4,063)
Net loss from continuing operations	(12,955)	(2,836)	(21,070)	(7,016)
Net (loss) income from discontinued operations, net of tax	(18,448)	(399)	(15,432)	3,169
Net loss	$(31,403)	$(3,235)	$(36,502)	$(3,847)

Net loss per basic share of common stock:
Loss from continuing operations	$(0.15)	$(0.05)	$(0.30)	$(0.13)
(Loss) income from discontinued operations	(0.22)	(0.01)	(0.22)	0.06
Net loss per basic share of common stock	$(0.37)	$(0.06)	$(0.52)	$(0.07)

Net loss per diluted share of common stock:
Loss from continuing operations	$(0.15)	$(0.05)	$(0.30)	$(0.13)
(Loss) income from discontinued operations	(0.22)	(0.01)	(0.22)	0.06
Net loss per diluted share of common stock	$(0.37)	$(0.06)	$(0.52)	$(0.07)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net loss	$(31,403)	$(3,235)	$(36,502)	$(3,847)
Changes in fair value of derivative, net of tax of $37, $37, $73 and $74	59	59	119	118
Changes in defined benefit pension plans, net of tax of $1,669, $280, $1,211 and $560	(2,632)	444	(1,875)	888
Total comprehensive loss	$(33,976)	$(2,732)	$(38,258)	$(2,841)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(36,502)	$(3,847)
Loss (income) from discontinued operations	15,432	(3,169)
Loss from continuing operations	(21,070)	(7,016)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	21,661	14,925
Deferred income taxes	(9,786)	(2,599)
Stock and deferred compensation plans	7,886	4,741
Pension expense, net of payments	6,756	2,182
Liability for withdrawal from GCIU employer retirement fund	—	4,100
Other changes in certain working capital accounts, net	(81,873)	5,411
Miscellaneous, net	6,810	463
Net cash (used in) provided by continuing operating activities	(69,616)	22,207
Net cash provided by discontinued operating activities	6,646	18,108
Net operating activities	(62,970)	40,315
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	2,530	(145,222)
Additions to property, plant and equipment	(8,771)	(7,296)
Purchase of investments	(6,450)	(1,203)
Change in restricted cash	250	1,400
Miscellaneous, net	7	580
Net cash used in continuing investing activities	(12,434)	(151,741)
Net cash used in discontinued investing activities	(1,561)	(895)
Net investing activities	(13,995)	(152,636)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	200,000	—
Payments on long-term debt	(117,750)	(1,000)
Payments of financing costs	(2,592)	(483)
Dividends paid	(59,523)	—
Repurchase of Class A Common shares	(2,683)	(21,237)
Proceeds from employee stock options	5,539	8,876
Tax payments related to shares withheld for RSU vesting	(5,037)	(3,837)
Miscellaneous, net	1,972	249
Net cash provided by (used in) continuing financing activities	19,926	(17,432)
Net cash provided by (used in) discontinued financing activities	—	—
Net financing activities	19,926	(17,432)
Decrease in cash and cash equivalents	(57,039)	(129,753)
Cash and cash equivalents:
Beginning of year	158,459	221,255
End of period	$101,420	$91,502

Supplemental Cash Flow Disclosures
Interest paid	$5,319	$1,972
Income taxes paid	$13,970	$367
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net loss	—	—	(3,847)	—	(199)	(4,046)
Changes in defined benefit pension plans	—	—	—	888	—	888
Changes in fair value of derivative	—	—	—	118	—	118
Repurchase 1,181,560 Class A Common shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 1,352,813 net shares issued *	14	9,929	—	—	—	9,943
As of June 30, 2014	$562	$506,676	$104,317	$(79,917)	$1,765	$533,403

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(36,502)	—	—	(36,502)
Changes in defined benefit pension plans	—	—	—	(1,875)	—	(1,875)
Changes in fair value of derivative	—	—	—	119	—	119
Cash dividends: declared and paid — $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993 shares issued	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(138,828)	2,326	(1,657)	(138,159)
Repurchase 115,819 Class A Common shares	(1)	(1,226)	(1,456)	—	—	(2,683)
Compensation plans: 1,015,549 net shares issued *	10	7,570	—	—	—	7,580
As of June 30, 2015	$842	$1,167,537	$(117,616)	$(125,873)	$—	$924,890
* Net of tax payments related to shares withheld for vested stock and RSUs of $5,037 in 2015 and $3,837 in 2014.
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
Nature of Operations — We are a diverse media enterprise with a portfolio of television, radio and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the web, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, radio, digital and syndication and other. Additional information for our business segments is presented in the Condensed Notes to Consolidated Financial Statements.

On April 1, 2015, we distributed our newspaper business to our shareholders in a tax-free spin-off. See Note 17 for additional information on the spin-off.

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
Our primary sources of revenue are from the sale of broadcast and digital advertising and retransmission fees received from cable operators and satellite carriers.
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
Share-based compensation costs totaled $4.5 million and $1.4 million for the second quarter of 2015 and 2014, respectively, of which $0.3 million of second quarter 2014 is included in discontinued operations. Year-to-date share-based compensation costs totaled $6.4 million and $4.7 million in 2015 and 2014, respectively, of which $0.2 million and $1.1 million are included in discontinued operations, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Numerator (for basic and diluted earnings per share)
Net loss from continuing operations	$(12,955)	$(2,836)	$(21,070)	$(7,016)
Less income allocated to RSUs	—	—	—	—
Numerator for basic and diluted earnings per share from continuing operations	$(12,955)	$(2,836)	$(21,070)	$(7,016)
Denominator
Basic weighted-average shares outstanding	83,903	56,043	70,692	56,063
Effect of dilutive securities:
Stock options held by employees and directors	—	—	—	—
Diluted weighted-average shares outstanding	83,903	56,043	70,692	56,063
Anti-dilutive securities (1)	2,230	3,746	2,230	3,746
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarters and periods ended June 30, 2015 and 2014, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In August 2014, the Financial Accounting Standards Board (FASB) issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

In April 2014, the FASB issued new guidance on reporting and disclosure requirements as they relate to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The amendments in this update are effective for all disposals, or classifications as held for sale, of components of an entity that occur within annual reporting periods beginning on or after December 15, 2014 and interim periods within those years. We adopted this guidance effective January 1, 2015.

3. Acquisitions

Journal Communications Broadcast Group

On April 1, 2015, we acquired the broadcast group owned by Journal Communications, Inc. ("Journal") as part of the transactions described in Footnote 17. The businesses acquired included 12 television stations and 34 radio stations. We issued 26.4 million Scripps Class A common shares to the Journal shareholders in exchange for their interest in Journal resulting in a purchase price of $636 million. The fair value of the shares issued was determined on the basis of the closing market price of our common shares on April 1, 2015, the acquisition date.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$2,530
Accounts receivable	48,008
Other current assets	2,310
Property, plant and equipment	123,264
Intangible assets	295,000
Goodwill	448,785
Other long-term assets	5,268
Assets held for sale	14,500
Total assets acquired	939,665
Accounts payable and accrued liabilities	44,514
Employee benefit obligations	85,261
Deferred tax liability	42,854
Long-term debt	126,873
Other long-term liabilities	4,163
Net purchase price	$636,000

Of the $295 million allocated to intangible assets, $112 million was for FCC licenses which we determined to have an indefinite life and therefore are not amortized. The remaining balance of $183 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $449 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint. The goodwill will be allocated to our television, radio and digital segments once the final allocation is completed. We treated the transaction as a stock acquisition for income tax purposes resulting in no step-up in the assets acquired. The goodwill is not deductible for income tax purposes.

Concurrent with the acquisition of the Journal television stations, due to FCC conflict ownership rules, we are required to dispose of KNIN located in Boise, ID. We have entered into an agreement to sell KNIN to Raycom Media, Inc. for $14.5 million. The sale is expected to close by the end of the year, subject to final regulatory approval. We will not recognize a gain or loss on this transaction. The assets of this station are classified as held for sale in our balance sheet at June 30, 2015.

Granite Broadcasting

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

Pro forma results of operations, assuming the Granite and Journal transactions (collectively the "Acquired Stations") had taken place at the beginning of 2013 and 2014, respectively, are included in the following table. The pro forma information includes the historical results of operations of Scripps and the Acquired Stations and adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and reflecting the transaction costs incurred in 2015 as if they were incurred in the first quarter of 2014. The weighted average shares utilized in calculating the earnings per share assumes that the shares issued to the Journal shareholders were issued on January 1, 2014. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2015	2014	2015	2014

Operating revenues	$198,134	$193,799	$383,619	$367,476
Income (loss) from continuing operations attributable to the shareholders of The E.W. Scripps Company	9,308	5,599	6,578	(24,679)
Income (loss) per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$0.11	$0.07	$0.08	$(0.30)
Diluted	0.11	0.07	0.08	(0.30)

Media Convergence Group

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

Geoterrestrial

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

The effective income tax rate for the six months ended June 30, 2015 and 2014 was 35.4% and 36.7%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses (including a portion of transaction expense related to the Journal transactions) and adjustments to reserves for uncertain tax positions (including interest).

Deferred tax assets totaled $33.5 million at June 30, 2015. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the periods ended June 30, 2015 and 2014, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position for both periods. The additional tax benefits will be reflected as net operating loss carryforwards when we file our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. When the benefit is recognized, it will be recorded as additional paid-in capital. The amount of unrecognized tax deductions for the six months ended June 30, 2015 and 2014 was approximately $25 million.

5. Other Charges and Credits

Loss from operations was affected by the following:

Acquisition and related integration costs of $30.0 million and $32.7 million for the three and six months ended June 30, 2015, respectively includes costs for spinning off our newspaper operations and merging with Journal's broadcast business. The prior year amount is primarily for the acquisition of the Granite television stations.

6. Restricted Cash

At June 30, 2015 and December 31, 2014, we had $6.6 million and $6.8 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill was as follows:

(in thousands)

Gross balance as of December 31, 2014	$106,261
Accumulated impairment losses	—
Net balance as of December 31, 2014	106,261
2015 Journal acquisition	448,785
Balance as of June 30, 2015	$555,046

Gross balance as of June 30, 2015	$555,046
Accumulated impairment losses	—
Net balance as of June 30, 2015	$555,046

Due to the acquisition of Journal's broadcast business during the second quarter of 2015, our purchase price allocation for goodwill is pending the finalization of third-party valuation.

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$93,944
Customer lists and advertiser relationships	48,900	20,000
Other	4,019	4,019
Total carrying amount	301,363	117,963
Accumulated amortization:
Television network affiliation relationships	(18,375)	(14,092)
Customer lists and advertiser relationships	(9,678)	(7,765)
Other	(1,739)	(1,062)
Total accumulated amortization	(29,792)	(22,919)
Net amortizable intangible assets	271,571	95,044
Other indefinite-lived intangible assets — FCC licenses	203,815	92,215
Total other intangible assets	$475,386	$187,259

Estimated amortization expense of intangible assets for each of the next five years is $9.8 million for the remainder of 2015, $19.3 million in 2016, $16.9 million in 2017, $16.9 million in 2018, $16.0 million in 2019, $16.0 million in 2020, and $176.7 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014

Variable rate credit facility	$—	$—
Term loan	396,500	198,000
Unsecured Subordinated Notes Payable	10,623	—
Long-term debt	407,123	198,000
Current portion of long-term debt	6,656	2,000
Long-term debt (less current portion)	$400,467	$196,000
Fair value of long-term debt *	$405,800	$194,000

* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured promissory notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as a Level 2 in the fair value hierarchy.

Financing Agreement

On April 1, 2015, we entered into a $500 million second amended revolving credit and term loan agreement ("Second Amended Financing Agreement") to amend the terms of our existing revolving credit and term loan agreement ("Amended Financing Agreement"), to add an incremental $200 million term loan B borrowing and to increase the line of credit by $25 million. The Second Amended Financing Agreement includes a $400 million term loan B maturing in November 2020 and a $100 million revolving credit facility maturing in November 2018.

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction.

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of June 30, 2015 and December 31, 2014, the interest rate was 3.5% and 3.25%, respectively, on the term loan B. The Second Amended Financing Agreement in certain circumstances requires that we must use a portion of excess cash flow to repay debt. As of June 30, 2015, we were not required to make additional principal payments based on excess cash flow. The weighted-average interest rate on borrowings was 3.37% and 3.25% for the six months ended June 30, 2015 and 2014, respectively.

Scheduled principal payments on long-term debt at June 30, 2015 are: $2.0 million for the remainder of 2015, $4.0 million in 2016, $4.0 million in 2017, $4.0 million in 2018, $4.0 million in 2019 and $378.5 million in 2020.

Under the terms of the Second Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

The Second Amended Financing Agreement allows us to make restricted payments (dividends and share repurchases) up to $70 million plus additional amounts based on our financial results and condition. We can also make additional stock repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 4.5 to 1.0.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.

As of June 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1.9 million and $0.2 million, respectively.

Unsecured Subordinated Notes Payable

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly. The notes are payable in equal annual installments of $2.7 million on September 30 of each of 2015, 2016, 2017 and 2018, with no prepayment right.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of June 30, 2015			As of December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$581	$75,000	$—	$471

(1) Balance recorded as other liabilities in Condensed Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Upon refinancing our term loan in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recorded in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the period ended June 30, 2015, approximately $0.2 million was amortized into earnings from accumulated other comprehensive loss and is included in the table below as amounts reclassified from accumulated OCL, gain/(loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Amounts reclassified from accumulated OCL, gain/(loss)	96	96	192	192
Gain/(loss) on derivative	64	(111)	(110)	(62)

10. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents and derivatives. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	As of June 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(581)	—	(581)	—

	As of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(471)	—	(471)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014

Employee compensation and benefits	$17,846	$15,914
Liability for pension benefits	229,397	136,429
Liabilities for uncertain tax positions	6,845	6,741
Other	22,130	10,087
Other liabilities (less current portion)	$276,218	$169,171

12. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2015	2014

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(24,368)	$2,519
Transition services receivable, net	(17,889)	—
Income taxes receivable/payable, net	(14,193)	(235)
Accounts payable	(14,124)	424
Accrued employee compensation and benefits	260	1,243
Other accrued liabilities	(7,684)	2,779
Other, net	(3,875)	(1,319)
Total	$(81,873)	$5,411

13. Employee Benefit Plans
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

The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Service cost	$—	$22	$—	$43
Interest cost	8,179	6,277	14,628	12,555
Expected return on plan assets, net of expenses	(6,624)	(5,859)	(11,709)	(11,718)
Amortization of actuarial loss	1,204	641	2,336	1,283
Curtailment	1,080	—	1,080	—
Total for defined benefit plans	3,839	1,081	6,335	2,163
Multi-employer plans	38	105	97	224
Withdrawal from GCIU multi-employer plan	—	4,100	—	4,100
SERP	281	296	547	592
Defined contribution plans	2,360	3,056	5,711	6,216
Net periodic benefit cost	6,518	8,638	12,690	13,295
Allocated to discontinued operations	—	(1,332)	(1,096)	(2,541)
Net periodic benefit cost — continuing operations	$6,518	$7,306	$11,594	$10,754

We contributed $0.2 million to fund current benefit payments for our SERP during the six months ended June 30, 2015. We anticipate contributing an additional $0.6 million to fund the SERP’s benefit payments during the remainder of 2015. No contributions were made to our defined benefit pension plans during the first half of 2015. A one-time curtailment charge of $1.1 million was recorded to our pension obligations in the second quarter of 2015 related to our defined benefit pension plan. We also remeasured the liabilities as a result of the newspaper spin-off on April 1, 2015.

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

14. Segment Information
We determine our business segments based upon our management and internal reporting structures. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big four affiliated stations. We also own five Azteca America affiliates. Our television stations reach approximately 18% of the nation’s television households. Television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
Our radio segment consists of 34 radio stations in eight markets. We operate 28 FM stations and six AM stations. In five of our markets, we operate both television and radio stations. Radio stations earn revenue primarily from the sale of advertising to local advertisers.

Our digital segment supports the digital operations for our television and radio businesses. It also includes the operations of national digital businesses such as Newsy, a digital video news service, and WeatherSphere, a provider of weather-related mobile apps. Our digital operations earn revenue primarily through the sale of advertising, marketing services and app downloads and subscriptions.
Syndication and other primarily includes the syndication of news features and comics and other features for the newspaper industry.
We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits and other shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes, and deferred income taxes.

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

Effective April 1, 2015, we began reporting our digital operations as a segment. We have recast the operating results for television, syndication and other and shared services and corporate in prior periods to reflect this change.

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Segment operating revenues:
Television	$167,394	$111,349	$281,612	$209,086
Radio	19,413	—	19,413	—
Digital	8,602	5,445	14,837	10,681
Syndication and other	2,725	2,902	5,295	5,233
Total operating revenues	$198,134	$119,696	$321,157	$225,000
Segment profit (loss):
Television	$44,596	$28,650	$66,650	$49,836
Radio	4,908	—	4,908	—
Digital	(4,917)	(6,473)	(9,571)	(11,271)
Syndication and other	(1,062)	(881)	(657)	(556)
Shared services and corporate	(11,507)	(10,736)	(25,043)	(22,599)
Defined benefit pension plan expense	(4,120)	(1,319)	(6,806)	(2,640)
Acquisition and related integration costs	(29,973)	(3,939)	(32,747)	(4,201)
Depreciation and amortization of intangibles	(13,366)	(7,438)	(21,661)	(14,925)
(Losses) gains, net on disposal of property, plant and equipment	(215)	(13)	(379)	(48)
Interest expense	(4,225)	(2,041)	(6,277)	(4,295)
Miscellaneous, net	387	(237)	(1,049)	(380)
Loss from continuing operations before income taxes	$(19,494)	$(4,427)	$(32,632)	$(11,079)
Depreciation:
Television	$7,238	$5,028	$12,624	$10,139
Radio	549	—	549	—
Digital	132	92	262	179
Syndication and other	66	20	129	40
Shared services and corporate	619	494	1,227	960
Total depreciation	$8,604	$5,634	$14,791	$11,318
Amortization of intangibles:
Television	$4,262	$1,600	$6,150	$3,199
Radio	280	—	280	—
Digital	220	204	440	408
Total amortization of intangibles	$4,762	$1,804	$6,870	$3,607
Additions to property, plant and equipment:
Television	$5,802	$4,708	$7,743	$6,440
Radio	16	—	16	—
Digital	—	60	—	62
Syndication and other	15	42	69	68
Shared services and corporate	633	121	943	726
Total additions to property, plant and equipment	$6,466	$4,931	$8,771	$7,296
No single customer provides more than 10% of our revenue.

15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $2.7 million of shares at prices ranging from $21.60 to $24.94 per share during the first half of 2015. As of June 30, 2015, we have $97.3 million remaining for share repurchases under this authorization.

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended June 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2015	$(419)	$(125,120)	$(87)	$(125,626)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $1,669 (b)	—	(2,716)	84	(2,632)
Net current-period other comprehensive loss	59	(2,716)	84	(2,573)
Spin-off on Newspapers, net of tax of $1,517	—	2,312	14	2,326
Ending balance, June 30, 2015	$(360)	$(125,524)	$11	$(125,873)

	Three Months Ended June 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2014	$(659)	$(79,933)	$172	$(80,420)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $280 (b)	—	444	—	444
Net current-period other comprehensive income	59	444	—	503
Ending balance, June 30, 2014	$(600)	$(79,489)	$172	$(79,917)

	Six Months Ended June 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $73 (a)	119			119
Actuarial loss, net of tax of $1,211 (b)		(1,959)	84	(1,875)
Net current-period other comprehensive income	119	(1,959)	84	(1,756)
Spin-off on Newspapers, net of tax of $1,517	—	2,312	14	2,326
Ending balance, June 30, 2015	$(360)	$(125,524)	$11	$(125,873)

	Six Months Ended June 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $74 (a)	118	—	—	118
Actuarial loss, net of tax of $560 (b)	—	888	—	888
Net current-period other comprehensive income	118	888	—	1,006
Ending balance, June 30, 2014	$(600)	$(79,489)	$172	$(79,917)

(a) Interest rate swap is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial loss is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

17. Journal Broadcast Merger and Newspaper Spin-off (Discontinued Operations)

On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin-off their newspaper businesses and combine them into a separate publicly traded company. On April 1, 2015, Scripps and Journal separated their respective newspaper businesses and merged them, resulting in each becoming a wholly owned subsidiary of Journal Media Group, Inc. Journal Media Group is headquartered in Milwaukee and combines the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. The company has approximately 3,600 employees. Journal's broadcast business was then merged with Scripps.

The merged broadcast and digital media company, based in Cincinnati, retains The E.W. Scripps Company name and continues to be controlled by the Scripps family. The company’s television operations reaches approximately 18% of all U.S. television households and has approximately 4,000 employees across its television, radio and digital media operations.

As part of the transactions, Scripps' shareholders received a $60 million special cash dividend on April 1, 2015.

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

Until the completion of the spin-off of our Newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis determined that as of April 1, 2015 there was a non-cash impairment loss on disposal of the newspaper business of $30 million which was recorded on the date of the spin-off, April 1, 2015 which is included in discontinued operations.

As a result of the spin-off, Scripps Newspapers has been presented as discontinued operations in the financial statements for all periods presented.

In connection with the transactions, certain agreements between Scripps and Journal Media Group, Inc. became effective, including a Tax Matters Agreements and a Transition Services Agreement.

The Transition Services Agreement provides for Scripps and Journal Media Group to provide services to each other on a compensated arms-length basis for a period generally not beyond March 31, 2016. For the three months ended June 30, 2015, we were paid $1.4 million from Journal Media Group and we paid Journal Media Group $0.5 million for services. Scripps continues to process and fund payrolls for its former newspaper employees and Journal continues to process and fund payrolls for its former broadcast employees.  In addition, during the initial transition period each has paid various invoices for the other party.  As of June 30, 2015, Scripps is owed $18 million from Journal Media Group.

The Tax Matters Agreements sets forth the allocations and responsibilities of Scripps and Journal Media Group with respect to liabilities for federal, state and local income taxes for periods before and after the spin-off, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally Scripps is responsible for taxes prior to the separation and Journal Media Group will be responsible for taxes for periods after the separation of their respective businesses.

Operating results of our discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Operating revenues	$—	$92,250	$91,478	$190,740
Total costs and expenses	(240)	(84,637)	(79,517)	(172,602)
Depreciation and amortization of intangibles	—	(4,166)	(3,608)	(8,441)
Other, net	—	(4,481)	(3,298)	(4,840)
Loss on disposal of Scripps Newspapers	(30,000)	—	(30,000)	—
Income (loss) on discontinued operations before income taxes	(30,240)	(1,034)	(24,945)	4,857
Benefit (provision) for income taxes	11,792	436	9,513	(1,887)
Net income (loss) from discontinued operations	(18,448)	(598)	(15,432)	2,970
Noncontrolling interest	—	(199)	—	(199)
Net income (loss) from discontinued operations	$(18,448)	$(399)	$(15,432)	$3,169

The Company incurred certain non-recurring costs directly related to the spin-off of our newspapers of $30 million and $36 million for the quarter and six months ended June 30, 2015, respectively. Accounting and other professional and consulting fees directly related to the newspaper spin-off of $3 million were allocated to discontinued operations in the Condensed Consolidated Statements of Operations. The remaining amount of $33 million was recorded in earnings from continuing operations for the six months ended June 30, 2015.

The following table presents a summary of the net assets distributed on April 1, 2015 and the amounts included in discontinued operations as of December 31, 2014.

(in thousands)	As of April 1, 2015	As of December 31, 2014

Assets:
Total current assets	$44,786	$46,507
Property, plant and equipment	155,047	185,548
Intangible assets	—	2,001
Other assets	11,518	2,018
Total assets included in the disposal group	211,351	236,074
Liabilities:
Total current liabilities	47,664	47,642
Deferred income taxes	16,520	16,666
Other liabilities	9,008	13,089
Total liabilities included in the disposal group	73,192	77,397
Net assets included in the disposal group	$138,159	$158,677

18. Contingencies

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

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.), naming Scripps, Journal, the Board of Directors of Journal, and certain subsidiaries of Scripps and Journal as defendants. The plaintiff asserted disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. On May 8, 2015, the District Court entered an order dismissing this lawsuit.

19. Subsequent Events

On July 22, 2015, we acquired Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that creates more than 200 shows, including “StartUp” and “Nerdist.” The purchase price is $50 million in cash, plus a $10 million earnout provision.

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise with interests in television and radio stations, and local and national digital media sites. We serve audiences and businesses through a growing portfolio of television and digital media brands. We also operate an expanding collection of local and national digital journalism and information businesses including our digital video news service, Newsy, and weather app developer, WeatherSphere. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

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

Journal Media Group ("JMG") combined the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. JMG has approximately 3,600 employees and is headquartered in Milwaukee. Scripps Newspapers operations are included in our operating results for the quarters ended March 31, 2015 and 2014. In accordance with generally accepted accounting principals, the results of the newspaper operations are presented as discontinued operations in the second quarter of 2015, when the spin-off was completed.

The merged broadcast operations, which retain The E.W. Scripps Company name, is one of the nation’s largest independent TV station ownership groups, reaching nearly one in five U.S. television households serving 27 markets. The company has approximately 4,000 employees across its television, radio and digital media operations. The merger enhances our national broadcast footprint and expands our affiliations to all of the big four networks.

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

We continued our expansion of our digital business with the July 22, 2015, acquisition of Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that sells advertising for more than 200 shows, including “StartUp” and “Nerdist.” The purchase price was $50 million in cash, plus a $10 million earnout provision.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Operating revenues	$198,134	65.5%	$119,696	$321,157	42.7%	$225,000
Employee compensation and benefits	(91,118)	45.5%	(62,639)	(159,480)	28.0%	(124,581)
Programs and program licenses	(30,914)	124.0%	(13,802)	(52,046)	94.4%	(26,770)
Other expenses	(44,084)	34.8%	(32,695)	(73,344)	25.9%	(58,239)
Defined benefit pension plan expense	(4,120)		(1,319)	(6,806)		(2,640)
Acquisition and related integration costs	(29,973)		(3,939)	(32,747)		(4,201)
Depreciation and amortization of intangibles	(13,366)		(7,438)	(21,661)		(14,925)
(Losses) gains, net on disposal of property, plant and equipment	(215)		(13)	(379)		(48)
Operating loss	(15,656)		(2,149)	(25,306)		(6,404)
Interest expense	(4,225)		(2,041)	(6,277)		(4,295)
Miscellaneous, net	387		(237)	(1,049)		(380)
Loss from continuing operations before income taxes	(19,494)		(4,427)	(32,632)		(11,079)
Benefit for income taxes	6,539		1,591	11,562		4,063
Net loss from continuing operations	(12,955)		(2,836)	(21,070)		(7,016)
Net (loss) income from discontinued operations, net of tax	(18,448)		(399)	(15,432)		3,169
Net loss	$(31,403)		$(3,235)	$(36,502)		$(3,847)

Continuing Operations

The Company completed its acquisition of the Journal television and radio stations on April 1, 2015 and the acquisition of two Granite television stations on June 16, 2014, collectively referred to as the "acquired stations". The inclusion of operating results from these stations for the periods subsequent to the acquisitions impacts the comparability of our consolidated and division operating results.

Operating revenues increased 66% in the second quarter of 2015 compared to 2014 and 43% for the year-to-date period ended June 30, 2015. Television revenues increased 50% in the second quarter of 2015 primarily driven by the acquired Journal stations and by an increase in retransmission revenues from the impact of renewed contracts and annual rate increases. The acquired operations accounted for $72 million of the increase in our revenues.

In 2014, we completed negotiations with satellite and cable television systems covering more than one-third of our subscribers in our legacy markets and our 2015 results reflect the renewal of those agreements. The increased rates in renewed agreements and contractual rate increases in existing agreements resulted in retransmission revenues more than doubling for the 2015 quarter compared to 2014 on a same-station basis.

Employee compensation and benefits increased 46% in the second quarter of 2015 and 28% for the year-to-date period ended June 30, 2015, primarily driven by the impact of the acquired stations. The second quarter of 2015 had $3 million of increased share based compensation expense due to the timing of the issuance of the grants of our equity awards.

Programs and program licenses increased by 124% for the three months ended June 30, 2015 and 94% for the six months ended June 30, 2015, primarily due to the acquisitions and higher network fees. The acquired stations accounted for $8 million of the increase and higher network license fees accounted for most of the rest.

Other expenses include the following:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Facilities rent and maintenance	$8,662	38.4%	$6,257	$15,073	18.7%	$12,702
Purchased news and content	2,227	76.7%	1,260	3,785	45.9%	2,595
Marketing and promotion	4,185	39.1%	3,009	5,667	46.0%	3,882
Miscellaneous costs	29,010	30.9%	22,169	48,819	25.0%	39,060
Total other expenses	$44,084	34.8%	$32,695	$73,344	25.9%	$58,239

Other expenses increased primarily as a result of the acquired stations.

Acquisition and related integration costs of $30 million for the 2015 quarter include costs for spinning off our newspaper operations and merging with Journal's broadcast business.

Defined benefit plan expense increased year-over-year due to a $1.1 million curtailment charge resulting from the spin-off of our newspaper business and the additional expense related to the pension obligations assumed in the Journal acquisition.

Interest expense increased year-over-year due to the increased debt related to the Journal acquisition.

The effective income tax rate was 35% and 37% for the six months ended June 30, 2015 and 2014, respectively. The impact of state and local taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs we incurred in connection with the Journal transactions are not deductible.

Discontinued Operations

Discontinued operations reflect the historical results of our newspaper operations which were spun-off on April 1, 2015. On April 1, Scripps and Journal (1) separated their newspaper businesses and then combined them through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group, Inc. and (2) merged their broadcast businesses. Journal Media Group combined the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel and Journal Community Publishing Group, Inc., which publishes several community publications principally in southeastern Wisconsin.

Upon completion of the spin-off of our Newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis indicated that as of April 1, 2015 there was a non-cash impairment loss on the disposal of the newspaper business of $30 million which was recorded on the date of the spin-off, April 1, 2015, and is included as a component of discontinued operations.

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

We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits and shared services, to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes and deferred income taxes.

Effective April 1, 2015, we began reporting our digital operations as a segment. We have recast the operating results for television, syndication and other and shared services and corporate in prior periods to reflect this change.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Television	$167,394	50.3%	$111,349	$281,612	34.7%	$209,086
Radio	19,413		—	19,413		—
Digital	8,602	58.0%	5,445	14,837	38.9%	10,681
Syndication and other	2,725	(6.1)%	2,902	5,295	1.2%	5,233
Total operating revenues	$198,134	65.5%	$119,696	$321,157	42.7%	$225,000
Segment profit (loss):
Television	$44,596	55.7%	$28,650	$66,650	33.7%	$49,836
Radio	4,908		—	4,908		—
Digital	(4,917)	(24.0)%	(6,473)	(9,571)	(15.1)%	(11,271)
Syndication and other	(1,062)	20.5%	(881)	(657)	18.2%	(556)
Shared services and corporate	(11,507)	7.2%	(10,736)	(25,043)	10.8%	(22,599)
Defined benefit pension plan expense	(4,120)		(1,319)	(6,806)		(2,640)
Acquisition and related integration costs	(29,973)		(3,939)	(32,747)		(4,201)
Depreciation and amortization of intangibles	(13,366)		(7,438)	(21,661)		(14,925)
(Losses) gains, net on disposal of property, plant and equipment	(215)		(13)	(379)		(48)
Interest expense	(4,225)		(2,041)	(6,277)		(4,295)
Miscellaneous, net	387		(237)	(1,049)		(380)
Loss from continuing operations before income taxes	$(19,494)		$(4,427)	$(32,632)		$(11,079)

Television — Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big four affiliated stations. We also own five Azteca America affiliates. In five of our markets, we operate both television and radio stations. Multiple properties in the same market help us to better serve advertisers, viewers and listeners and help improve our operating results. Our television stations reach approximately 18% of the nation’s television households.
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
Operating results for our television segment were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Local	$87,277	38.0%	$63,239	$146,032	22.8%	$118,873
National	39,027	37.1%	28,469	64,629	20.0%	53,841
Political	2,221	(57.8)%	5,262	2,721	(65.7)%	7,943
Retransmission	36,495	187.4%	12,700	64,413	155.9%	25,174
Other	2,374	41.4%	1,679	3,817	17.3%	3,255
Total operating revenues	167,394	50.3%	111,349	281,612	34.7%	209,086
Segment costs and expenses:
Employee compensation and benefits	63,371	35.4%	46,792	113,429	24.6%	91,019
Programs and program licenses	28,446	106.1%	13,802	49,578	85.2%	26,770
Other expenses	30,981	40.2%	22,105	51,955	25.3%	41,461
Total costs and expenses	122,798	48.5%	82,699	214,962	35.0%	159,250
Segment profit	$44,596	55.7%	$28,650	$66,650	33.7%	$49,836

The Company completed its acquisition of the Journal television on April 1, 2015 and the acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these transactions for the periods subsequent to the acquisitions impacts the comparability of the television division operating results.
Revenues

Total television revenues increased 50% in the second quarter of 2015 compared to prior year and 35% for the six months ended June 30, 2015. The Journal and Granite acquisitions accounted for $50 million of the increase in revenues, while increased retransmission revenues drove most of the remaining growth.

In 2014, we completed negotiations with satellite and cable television systems covering more than one-third of our subscribers in our legacy markets and our 2015 results reflect the renewal of those agreements. The increased rates in renewed agreements and contractual rate increases in existing agreements resulted in retransmission revenues more than doubling for the 2015 quarter compared to 2014 on a same-station basis.

Costs and expenses

Total costs and expenses increased 48% in the second quarter of 2015 and 35% for the six-months ended June 30, 2015.

Employee compensation and benefits increased 35% for the second quarter of 2015 and 25% for the six months ended June 30, 2015 primarily due to the acquired stations.

Programs and program licenses increased by 106% for the three months ended June 30, 2015 and 85% for the six months ended June 30, 2015, primarily due to the acquisitions and higher network fees. The acquired stations accounted for $8 million of the increase and higher network license fees accounted for most of the rest.

Other expenses increased 40% for the 2015 quarter and 25% for the six months ended June 30, 2015 due to the impact of the acquired stations.
Radio — Our radio segment consists of 34 radio stations in eight markets. We operate 28 FM stations and six AM stations. In five of our markets, we operate both television and radio stations. Multiple properties in the same market help us to better serve advertisers, viewers and listeners and help improve our operating results. Radio stations earn revenue primarily from the sale of advertising to local advertisers.
Our radio stations focus on providing targeted and relevant local programming that is responsive to the interest of the communities in which we serve, strengthening our brand identity and allowing us to provide effective marketing solutions for advertisers by reaching their targeted audiences.
Operating results for our radio segment were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Advertising	$18,641		$—	$18,641		$—
Other	772		—	772		—
Total operating revenues	19,413		—	19,413		—
Segment costs and expenses:
Employee compensation and benefits	7,470		—	7,470		—
Programs	2,468		—	2,468		—
Other expenses	4,567		—	4,567		—
Total costs and expenses	14,505		—	14,505		—
Segment profit	$4,908		$—	$4,908		$—

Revenues

Total radio revenues of $19 million for the second quarter are consistent with the prior year amount of $19 million when owned by Journal.

Costs and expenses

Total costs and expenses for radio of $14.5 million for the second quarter is $0.3 million lower than the prior year amount of $14.8 million when owned by Journal.

Digital — Our digital segment supports the digital operations for our television and radio businesses. It also includes the operations of our digital businesses such as Newsy, a digital video news service, and WeatherSphere, a provider of weather-related mobile apps.

Our digital operations earn revenue primarily through the sale of advertising, marketing services and app downloads and subscriptions.
Operating results for our digital segment were as follows:

	Three Months Ended June 30,			Six months ended June 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Digital revenues	$8,602	58.0%	$5,445	$14,837	38.9%	$10,681
Total operating revenues	8,602	58.0%	5,445	14,837	38.9%	10,681
Segment costs and expenses:
Employee compensation and benefits	9,062	1.4%	8,934	17,459	3.1%	16,926
Technology and platform fees	1,300	(22.6)%	1,679	3,025	(13.6)%	3,503
Other expenses	3,157	141.9%	1,305	3,924	157.6%	1,523
Total costs and expenses	13,519	13.4%	11,918	24,408	11.2%	21,952
Segment profit	$(4,917)	(24.0)%	$(6,473)	$(9,571)	(15.1)%	$(11,271)

Revenues

Digital revenues increased 58% in the second quarter of 2015 and 39% for the six months ended June 30, 2015. The increase for both periods includes $2 million from the acquired Journal stations, while the remainder of the increase was driven by our focus on increasing digital advertising revenues with an expanded sales force in our television markets and increased revenue from programmatic advertising.

Cost and Expenses

Digital costs and expenses increased 13% in the second quarter of 2015 and 11% for the six months ended June 30, 2015, primarily due to the impact of the acquired stations.

Shared services and corporate

We centrally provide certain services to our business segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, such as costs associated with being a public company.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash flows from operating activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(36,502)	$(3,847)
Loss (income) from discontinued operations	15,432	(3,169)
Loss from continuing operations	(21,070)	(7,016)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	21,661	14,925
Deferred income taxes	(9,786)	(2,599)
Stock and deferred compensation plans	7,886	4,741
Pension expense, net of payments	6,756	2,182
Liability for withdrawal from GCIU employer retirement fund	—	4,100
Other changes in certain working capital accounts, net	(81,873)	5,411
Miscellaneous, net	6,810	463
Net cash (used in) provided by continuing operating activities	(69,616)	22,207
Net cash provided by discontinued operating activities	6,646	18,108
Net operating activities	$(62,970)	$40,315

The $92 million decrease in cash provided by continuing operating activities was primarily attributable to changes in working capital in 2015 compared to 2014. The primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable decreased $24 million in 2015 compared to 2014. Collections in the first portion of an odd year are lower due to the impact of political advertising in the preceding period, which is paid in advance.

•
As part of the Journal transactions, Scripps and Journal continue to fund the payroll of legacy employees who transfered to the other company. For the period since the transactions were completed, Scripps funding in excess of what Journal Media Group funded has resulted in a $18 million use of cash. These balances will be settled no less than quarterly in 2015.

•	In 2015 estimated income tax payments resulted in a $14 million use of cash. We did not make any significant tax payments in 2014.

•	The timing of payments for accounts payable decreased working capital by over $14 million in 2015.

In addition to the working capital items described above, in connection with the Journal transactions we incurred over $30 million of transactions costs.

Investing activities

Cash flows from investing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$2,530	$(145,222)
Additions to property, plant and equipment	(8,771)	(7,296)
Purchase of investments	(6,450)	(1,203)
Change in restricted cash	250	1,400
Miscellaneous, net	7	580
Net cash used in continuing investing activities	(12,434)	(151,741)
Net cash used in discontinued investing activities	(1,561)	(895)
Net investing activities	$(13,995)	$(152,636)

In 2015 and 2014 we used $12 million and $152 million, respectively, in cash for continuing investing activities. The primary factors affecting our investing activities for the periods are described below.

•	In January 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•	In June 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million in cash.

•	In the first quarter of 2015, we invested $5 million to fund the launch and operations of a media company specializing in digital multicasting.
Financing activities
Cash flows from financing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$200,000	$—
Payments on long-term debt	(117,750)	(1,000)
Payments of financing costs	(2,592)	(483)
Dividends paid	(59,523)	—
Repurchase of Class A Common shares	(2,683)	(21,237)
Proceeds from employee stock options	5,539	8,876
Tax payments related to shares withheld for RSU vesting	(5,037)	(3,837)
Miscellaneous, net	1,972	249
Net cash provided by (used in) continuing financing activities	19,926	(17,432)
Net cash provided by (used in) discontinued financing activities	—	—
Net financing activities	$19,926	$(17,432)

In 2015 and 2014, we used $20 million and $17 million, respectively for continuing financing activities. The primary items included in our financing activities for the periods are described below.

On April 1, 2015, we entered into a $500 million second amended revolving credit and term loan agreement ("Second Amended Financing Agreement") to refinance our existing revolving credit and term loan agreement ("Amended Financing Agreement"). The Second Amended Financing Agreement includes a $400 million term loan B maturing in November 2020 and a $100 million revolving credit facility maturing in November 2018. There were no borrowings under the revolving credit agreements in any of the years.

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at June 30, 2015 and December 31, 2014.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2015, we were not required to make additional principal payments based on excess cash flow.
The proceeds from the incremental $200 million loan were used to pay off the $116 million Journal term loan assumed in connection with the Journal acquisition, fund the $60 million special dividend paid to the Scripps shareholders in connection with the Journal transactions and for the payment of transaction expenses.
In November 2012, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2014. We repurchased $21 million of shares under this authorization in 2014. No additional shares may be repurchased pursuant to this authorization.
In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $3 million of shares at prices ranging from $21.60 to 24.94 per share during the first half of 2015. As of June 30, 2015, we have $97 million remaining for share repurchases under this authorization.

In 2015, we received $6 million of proceeds from the exercise of employee stock options compared to $9 million in 2014. Our employees currently hold options to purchase 1.3 million shares at exercise prices between $5.84 and $8.78 per share.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.6 million in the remainder of 2015 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.
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

Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In August 2014, the Financial Accounting Standards Board (FASB) issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method.

In April 2014, the FASB issued new guidance on reporting and disclosure requirements as they relate to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The amendments in this update are effective for all disposals, or classifications as held for sale, of components of an entity that occur within annual reporting periods beginning on or after December 15, 2014 and interim periods within those years. We adopted this guidance effective January 1, 2015.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2015		As of December 31, 2014
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan	396,500	395,000	198,000	194,000
Unsecured promissory notes	10,623	10,800	—	—
Total long-term debt including current portion	$407,123	$405,800	$198,000	$194,000

Interest rate swap	$581	$581	$471	$471

Financial instruments subject to market value risk:
Investments held at cost	$11,244	(a)	$5,503	(a)

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