Form 10-Q
period 2015-09-30
E.W. SCRIPPS Co
filed 2015-11-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2015, there were 71,937,143 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2015

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

3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2015.

The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2015 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

7/1/15-7/31/15	93,500	$22.23	$2,078,300	$95,239,275
8/1/15-8/31/15	71,200	19.78	1,408,036	$93,831,239
9/1/15-9/30/15	280,500	16.87	4,732,648	$89,098,591
Total	445,200	$18.46	$8,218,984
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2015.

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

THE E.W. SCRIPPS COMPANY

Dated: November 6, 2015	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2015	As of December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$81,342	$158,459
Restricted cash	6,560	6,810
Accounts and notes receivable (less allowances — $1,657 and $1,390)	164,972	99,609
Transition services agreement receivable, net	2,473	—
Deferred income taxes	28,553	10,754
Income taxes receivable	1,622	—
Miscellaneous	8,751	6,521
Assets of discontinued operations — current	—	46,507
Total current assets	294,273	328,660
Investments	14,876	9,454
Property, plant and equipment	269,792	157,841
Goodwill	586,342	106,261
Other intangible assets	478,006	187,259
Deferred income taxes	—	54,612
Miscellaneous	23,921	15,743
Assets held for sale	14,500	—
Assets of discontinued operations — noncurrent	—	172,901
Total Assets	$1,681,710	$1,032,731

Liabilities and Equity
Current liabilities:
Accounts payable	$21,994	$13,987
Customer deposits and unearned revenue	10,999	8,812
Current portion of long-term debt	6,792	2,000
Accrued liabilities:
Employee compensation and benefits	29,762	20,901
Miscellaneous	30,241	31,890
Other current liabilities	11,716	9,306
Liabilities of discontinued operations — current	—	47,642
Total current liabilities	111,504	134,538
Long-term debt (less current portion)	396,812	196,000
Deferred income taxes	3,201	—
Other liabilities (less current portion)	277,739	169,171
Liabilities of discontinued operations — noncurrent	—	13,089
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 71,937,143 and 45,062,522 shares	719	451
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	838	570
Additional paid-in capital	1,164,637	525,456
Retained earnings (accumulated deficit)	(147,969)	118,693
Accumulated other comprehensive loss, net of income taxes	(125,052)	(126,443)
The E.W. Scripps Company total shareholders’ equity	892,454	518,276
Noncontrolling interest — discontinued operations	—	1,657
Total equity	892,454	519,933
Total Liabilities and Equity	$1,681,710	$1,032,731
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Operating Revenues:
Advertising	$144,983	$103,700	$389,088	$292,472
Retransmission	36,287	15,235	100,700	40,409
Other	8,421	4,191	21,060	15,245
Total operating revenues	189,691	123,126	510,848	348,126
Costs and Expenses:
Employee compensation and benefits	88,296	64,713	247,776	189,294
Programs and program licenses	36,791	16,181	88,837	42,951
Other expenses	41,693	26,431	115,037	84,670
Defined benefit pension plan expense	2,976	1,613	9,782	4,253
Acquisition and related integration costs	4,206	2,783	36,953	6,984
Total costs and expenses	173,962	111,721	498,385	328,152
Depreciation, Amortization, and Losses (Gains):
Depreciation	11,092	6,528	25,883	17,846
Amortization of intangible assets	5,181	2,178	12,051	5,785
Impairment of goodwill and intangibles	24,613	—	24,613	—
Losses (gains), net on disposal of property, plant and equipment	200	(2,979)	579	(2,931)
Net depreciation, amortization, and losses (gains)	41,086	5,727	63,126	20,700
Operating (loss) income	(25,357)	5,678	(50,663)	(726)
Interest expense	(4,246)	(2,050)	(10,523)	(6,345)
Miscellaneous, net	1,061	170	12	(210)
(Loss) income from continuing operations before income taxes	(28,542)	3,798	(61,174)	(7,281)
(Benefit) provision for income taxes	(4,099)	2,755	(15,661)	(1,308)
Net (loss) income from continuing operations	(24,443)	1,043	(45,513)	(5,973)
Net (loss) income from discontinued operations, net of tax	—	(2,384)	(15,432)	785
Net loss	$(24,443)	$(1,341)	$(60,945)	$(5,188)

Net (loss) income per basic share of common stock:
(Loss) income from continuing operations	$(0.29)	$0.02	$(0.61)	$(0.10)
(Loss) income from discontinued operations	—	(0.04)	(0.21)	0.01
Net loss per basic share of common stock	$(0.29)	$(0.02)	$(0.82)	$(0.09)

Net (loss) income per diluted share of common stock:
(Loss) income from continuing operations	$(0.29)	$0.02	$(0.61)	$(0.10)
(Loss) income from discontinued operations	—	(0.04)	(0.21)	0.01
Net loss per diluted share of common stock	$(0.29)	$(0.02)	$(0.82)	$(0.09)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Net loss	$(24,443)	$(1,341)	$(60,945)	$(5,188)
Changes in fair value of derivative, net of tax of $37, $37, $110 and $111	59	59	178	177
Changes in defined benefit pension plans, net of tax of $471, $364, $(740) and $924	762	441	(1,113)	1,329
Total comprehensive loss	$(23,622)	$(841)	$(61,880)	$(3,682)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(60,945)	$(5,188)
Loss (income) from discontinued operations	15,432	(785)
Loss from continuing operations	(45,513)	(5,973)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	37,934	23,631
Impairment of goodwill and intangibles	24,613	—
Losses (gains) on sale of property, plant and equipment	579	(2,931)
Deferred income taxes	(14,410)	4,824
Stock and deferred compensation plans	8,393	3,376
Pension expense, net of payments	10,065	3,759
Other changes in certain working capital accounts, net	(46,091)	15,748
Miscellaneous, net	2,788	(1,384)
Net cash (used in) provided by continuing operating activities	(21,642)	41,050
Net cash provided by discontinued operating activities	6,861	29,984
Net operating activities	(14,781)	71,034
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(46,838)	(149,334)
Proceeds from sale of property, plant and equipment	15	6,318
Additions to property, plant and equipment	(15,244)	(11,908)
Purchase of investments	(7,087)	(2,003)
Change in restricted cash	250	1,400
Miscellaneous, net	—	389
Net cash used in continuing investing activities	(68,904)	(155,138)
Net cash used in discontinued investing activities	(1,561)	(1,330)
Net investing activities	(70,465)	(156,468)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	200,000	—
Payments on long-term debt	(121,269)	(1,500)
Payments of financing costs	(2,592)	(483)
Dividends paid	(59,523)	—
Repurchase of Class A Common shares	(10,901)	(21,237)
Proceeds from employee stock options	6,041	13,175
Tax payments related to shares withheld for RSU vesting	(5,126)	(4,035)
Miscellaneous, net	1,499	2,628
Net cash provided by (used in) continuing financing activities	8,129	(11,452)
Net cash provided by (used in) discontinued financing activities	—	—
Net financing activities	8,129	(11,452)
Decrease in cash and cash equivalents	(77,117)	(96,886)
Cash and cash equivalents:
Beginning of year	158,459	221,255
End of period	$81,342	$124,369

Supplemental Cash Flow Disclosures
Interest paid	$9,353	$5,511
Income taxes paid	$14,709	$397
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net loss	—	—	(5,188)	—	(302)	(5,490)
Changes in defined benefit pension plans	—	—	—	1,329	—	1,329
Changes in fair value of derivative	—	—	—	177	—	177
Repurchase 1,181,560 Class A Common shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 1,779,404 net shares issued *	18	14,317	—	—	—	14,335
As of September 30, 2014	$566	$511,064	$102,976	$(79,417)	$1,662	$536,851

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(60,945)	—	—	(60,945)
Changes in defined benefit pension plans	—	—	—	(1,113)	—	(1,113)
Changes in fair value of derivative	—	—	—	178	—	178
Cash dividends: declared and paid — $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993 shares issued	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(141,231)	2,326	(1,657)	(140,562)
Repurchase 561,019 Class A Common shares	(6)	(5,932)	(4,963)	—	—	(10,901)
Compensation plans: 1,084,647 net shares issued *	11	9,376	—	—	—	9,387
As of September 30, 2015	$838	$1,164,637	$(147,969)	$(125,052)	$—	$892,454
* Net of tax payments related to shares withheld for vested stock and RSUs of $5,126 in 2015 and $4,035 in 2014.
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
Nature of Operations — We are a diverse media enterprise with a portfolio of television, radio and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the web, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, radio, digital, and syndication and other. Additional information for our business segments is presented in the Condensed Notes to Consolidated Financial Statements.

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
Share-based compensation costs totaled $1.4 million and $0.3 million for the third quarter of 2015 and 2014, respectively, of which $0.1 million of third quarter 2014 is included in discontinued operations. Year-to-date share-based compensation costs totaled $8.5 million and $4.9 million in 2015 and 2014, respectively. Year-to-date costs included in discontinued operations were $1.1 million and $1.2 million in 2015 and 2014, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Numerator (for basic and diluted earnings per share)
Net (loss) income from continuing operations	$(24,443)	$1,043	$(45,513)	$(5,973)
Less income allocated to RSUs	—	—	—	—
Numerator for basic and diluted earnings per share from continuing operations	$(24,443)	$1,043	$(45,513)	$(5,973)
Denominator
Basic weighted-average shares outstanding	84,107	56,469	75,213	56,200
Effect of dilutive securities:
Stock options held by employees and directors	—	—	—	—
Diluted weighted-average shares outstanding	84,107	56,469	75,213	56,200
Anti-dilutive securities (1)	2,148	3,313	2,148	3,313
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended September 30, 2015 and nine month periods ended September 30, 2015 and 2014, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents. For the quarter ended September 30, 2014 there was net income from continuing operations. Prior to recasting the historical financial statements for discontinued operations, we incurred a net loss for the quarter ended September 30, 2014, and therefore we did not apply the two-class method. We have not changed our application of the two-class method due to the recasting of our historical financial statements, which changed income from continuing operations from a loss to income.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued.

2. Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In April 2015, the Financial Accounting Standards Board (FASB) issued new guidance for the presentation of debt issuance costs in the financial statements. Under this new guidance, debt issuance costs

(except for lines of credit) are classified in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Additionally, amortization of these costs must be classified as interest expense. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this standard will result in us netting deferred loan costs, which as of September 30, 2015 totaled $3.5 million, against long-term debt. Reported interest expense will not be affected.

In August 2014, the FASB issued new guidance related to the disclosures around consideration of going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Recently Adopted Accounting Standards — In April 2014, the FASB issued new guidance on reporting and disclosure requirements related to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. We adopted this guidance effective January 1, 2015.

3. Acquisitions

Midroll Media

On July 22, 2015, we acquired Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that generates advertising revenue for more than 200 shows, including “StartUp” and “Nerdist.” The purchase price was $50 million in cash, plus a $10 million earnout payable over three years. We have estimated the fair value of the earnout to be $5 million.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$632
Accounts receivable	2,925
Other assets	518
Intangible assets	10,700
Goodwill	43,176
Total assets acquired	57,951
Current liabilities	3,365
Net purchase price	$54,586

Of the $11 million allocated to intangible assets, $7 million was allocated to advertiser relationships with an estimated amortization period of 5 years and the balance of $4 million was allocated to various other intangible assets.

The goodwill of $43 million arising from the transaction consists largely of the benefit we will derive from being able to enter the podcast market with an established business. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Journal Communications Broadcast Group

On April 1, 2015, we acquired the broadcast group owned by Journal Communications, Inc. ("Journal") as part of the transactions described in Note 17. The businesses acquired include 12 television stations and 34 radio stations. We issued 26.4 million Class A common shares to the Journal shareholders in exchange for their interest in Journal resulting in a purchase price of $636 million. The fair value of the shares issued was determined on the basis of the closing market price of our Class A common shares shares on April 1, 2015, the acquisition date.

Pending the finalization of third-party valuations and other items, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$2,530
Accounts receivable	47,977
Other current assets	2,236
Property, plant and equipment	123,264
Intangible assets	295,000
Goodwill	459,405
Other long-term assets	6,351
Assets held for sale	14,500
Total assets acquired	951,263
Accounts payable and accrued liabilities	43,262
Employee benefit obligations	85,261
Deferred tax liability	55,054
Long-term debt	126,873
Other long-term liabilities	4,813
Net purchase price	$636,000

During the third quarter of 2015, we recorded measurement period adjustments to the preliminary purchase price allocation, including an increase to the deferred tax liability of $12.2 million with a corresponding increase in goodwill.

Of the $295 million allocated to intangible assets, $112 million was for FCC licenses which we determined to have an indefinite life and, therefore, are not amortized. The remaining balance of $183 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $459 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint. The goodwill will be allocated to our television, radio and digital segments once the final allocation is completed. We treated the transaction as a stock acquisition for income tax purposes resulting in no step-up in the assets acquired. The goodwill is not deductible for income tax purposes.

Concurrent with the acquisition of the Journal television stations, due to FCC conflict ownership rules, Journal was required to dispose of KNIN, the Fox affiliate located in Boise, ID. The station was placed in a divestiture trust for our benefit and was sold to Raycom Media, Inc. on October 1, 2015 for $14.5 million. The sale did not result in a gain or loss. The assets of this station are classified as held for sale in our balance sheet at September 30, 2015.

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

Of the $54 million allocated to intangible assets, $34 million was for FCC licenses which we determined to have an indefinite life and, therefore, are not amortized. The remaining balance of $19 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

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

The goodwill of $29 million arising from the transaction consists largely of the benefit we will derive from being able to enter the digital video market with an established business. We allocated the goodwill to our digital segment. We treated the transaction as a purchase of stock for income tax purposes with no step-up in the assets acquired. The goodwill is not deductible for income tax purposes.

Geoterrestrial

On September 16, 2014, we completed our acquisition of Geoterrestrial, Inc. ("WeatherSphere") for $4 million. WeatherSphere is a provider of weather-related mobile apps. The stock purchase agreement includes an earnout provision, whereby up to an additional $2.5 million may be payable over a three year period. We estimated the fair value of the earnout to be $1.2 million.

Pro forma results of operations

Pro forma results of operations, assuming the Granite and Journal transactions (collectively the "Acquired Stations") had taken place at the beginning of 2013 and 2014, respectively, are included in the following table. The pro forma results do not include Midroll, Newsy or Weathersphere as the impact of these acquisitions, individually or in the aggregate, are not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and the Acquired Stations and adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and reflecting the transaction costs incurred in 2015 as if they were incurred in the first quarter of 2014. The weighted average shares utilized in calculating the earnings per share assumes that the shares issued to the Journal shareholders were issued on January 1, 2014. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2015	2014	2015	2014

Operating revenues	$189,691	$192,621	$573,310	$560,097
(Loss) income from continuing operations attributable to the shareholders of The E.W. Scripps Company	(23,606)	6,093	(17,028)	(18,586)
(Loss) income per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.27)	0.07	$(0.19)	(0.23)
Diluted	(0.27)	0.07	(0.19)	(0.23)

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

The effective income tax rate for the nine months ended September 30, 2015 and 2014 was 26% and 18%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses (including a portion of transaction expense related to the Journal transactions) and adjustments to reserves for uncertain tax positions (including interest). In addition, the non-cash goodwill impairment charge in 2015 is not deductible for income tax purposes.

Deferred tax assets totaled $25 million at September 30, 2015. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the periods ended September 30, 2015 and 2014, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we are in a net tax loss position for both periods. The additional tax benefits will be reflected as net operating loss carryforwards on our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. When the benefit is recognized, it will be recorded as additional paid-in capital. The amount of unrecognized tax deductions for the nine months ended September 30, 2015 and 2014 was approximately $26 million and $31 million, respectively.

5. Other Charges and Credits

Acquisition and related integration costs of $4.2 million and $37.0 million for the three and nine months ended September 30, 2015, respectively, include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

In the third quarter of 2015, we recorded a $24.6 million non-cash charge to reduce the carrying value of our goodwill and certain intangible assets of Newsy and a smaller business. See Note 7 for additional information.

6. Restricted Cash

At September 30, 2015 and December 31, 2014, we had $6.6 million and $6.8 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill was as follows:

(in thousands)

Balance as of December 31, 2014	$106,261
Journal acquisition	459,405
Midroll acquisition	43,176
Goodwill impairment	(22,500)
Balance as of September 30, 2015	$586,342

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$93,944
Customer lists and advertiser relationships	56,300	20,000
Other	7,319	4,019
Total carrying amount	312,063	117,963
Accumulated amortization:
Television network affiliation relationships	(21,483)	(14,092)
Customer lists and advertiser relationships	(13,895)	(7,765)
Other	(2,494)	(1,062)
Total accumulated amortization	(37,872)	(22,919)
Net amortizable intangible assets	274,191	95,044
Other indefinite-lived intangible assets — FCC licenses	203,815	92,215
Total other intangible assets	$478,006	$187,259

Estimated amortization expense of intangible assets for each of the next five years is $5.6 million for the remainder of 2015, $21.8 million in 2016, $19.4 million in 2017, $19.0 million in 2018, $17.5 million in 2019, $16.9 million in 2020, and $176.9 million in later years.

Goodwill and other indefinite-lived assets are tested for impairment annually and any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit is below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate or other factors resulting in low cash flow related to such assets. The testing for impairment is a two-step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying values. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill may exist. Step two is then performed to determine the amount of impairment.

Changes in the market for the distribution of video programming services, including the development of over-the-top distribution platforms such as Apple TV, Comcast Watchable, PlutoTV, Xumo, Roku and Sling, has resulted in the need for additional investment in our digital news service, Newsy. The additional investment, combined with the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015.

Under the two-step process required by GAAP, we estimated the fair value of Newsy. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies. The discounted cash flow approach utilized unobservable factors, such as projected revenues and expenses and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. The inputs to the nonrecurring fair value determination of our reporting units are classified as Level 3 fair value measurements under GAAP.

The valuation methodology and underlying financial information used to determine fair value requires significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We concluded that the fair value of Newsy did not exceed its carrying value as of September 30, 2015. Because of the timing and complexity of the calculations required under step two of the process, we have not yet completed the valuation of goodwill process as of the issuance of our September 30, 2015 financial statements. However, based upon our preliminary valuations, we recorded a $21 million non-cash charge in the three months ended September 30, 2015 to reduce the carrying value of goodwill and $2.9 million to reduce the value of intangible assets. We expect to complete step two of the goodwill impairment analysis in the fourth quarter of 2015 and any difference between the preliminary estimated impairment charge and the final amount will be recorded at that time.

We also recorded a $1.5 million goodwill impairment charge on a second small business.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014

Variable rate credit facility	$—	$—
Term loan	395,500	198,000
Unsecured subordinated notes payable	8,104	—
Long-term debt	403,604	198,000
Current portion of long-term debt	6,792	2,000
Long-term debt (less current portion)	$396,812	$196,000
Fair value of long-term debt *	$400,800	$194,000

* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured promissory notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as a Level 2 in the fair value hierarchy.

Financing Agreement

On April 1, 2015, we entered into a $500 million second amended revolving credit and term loan agreement ("Second Amended Financing Agreement") to amend the terms of our existing revolving credit and term loan agreement ("Amended Financing Agreement"), to add an incremental $200 million term loan B borrowing and to increase the line of credit by $25 million. The proceeds from the incremental term loan B borrowing were used to pay off the $116 million Journal term loan assumed in connection with the Journal acquisition, fund the $60 million special dividend paid to the Scripps shareholders and for the payment of transaction expenses. The $400 million term loan B matures in November 2020 and the $100 million revolving credit facility matures in November 2018.

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction.

The Second Amended Financing Agreement allows us to make restricted payments (dividends and share repurchases) up to $70 million plus additional amounts based on our financial results and condition. We can also make additional stock repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 4.5 to 1.0 of assets.

The Second Amended Financing Agreement in certain circumstances requires that we must use a portion of excess cash flow, and the proceeds from the sale, to repay debt. As of September 30, 2015, we were not required to make additional principal payments based on excess cash flow. Under an amendment completed in the third quarter of 2015, any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.

Under the terms of the Second Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of September 30, 2015 and December 31, 2014, the interest rate was 3.50% and 3.25%, respectively, on the term loan B. The weighted-average interest rate on borrowings was 3.42% and 3.25% for the nine months ended September 30, 2015 and 2014, respectively.

Scheduled principal payments on the term loan at September 30, 2015 are: $1.0 million for the remainder of 2015, $4.0 million in 2016, $4.0 million in 2017, $4.0 million in 2018, $4.0 million in 2019 and $378.5 million in 2020.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.

As of September 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $0.8 million and $0.2 million, respectively.

Unsecured Subordinated Notes Payable

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly. The notes are payable in equal annual installments of $2.7 million on September 30 of 2016, 2017 and 2018, with no prepayment right.

9. Financial Instruments

We are exposed to various market risks, including changes in interest rates. To manage risks associated with the volatility of changes in interest rates, we may enter into interest rate management instruments.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in December 2016. Under the terms of the swap, we pay a fixed interest rate of 1.08% and receive interest at a variable rate equal to 30 day LIBOR. We did not provide or receive any collateral for this contract.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of September 30, 2015			As of December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$596	$75,000	$—	$471

(1) Balance recorded as other liabilities in Condensed Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Upon refinancing our term loan in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recorded in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the period ended September 30, 2015, approximately $0.3 million was amortized into earnings from accumulated other comprehensive loss and is included in the table below as amounts reclassified from accumulated OCL, gain/(loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Amounts reclassified from accumulated OCL, gain/(loss)	96	96	288	288
Gain/(loss) on derivative	(15)	362	(125)	300

10. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents and derivatives. The fair values of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	As of September 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,043	$5,043	$—	$—
Interest rate swap	(596)	—	(596)	—

	As of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(471)	—	(471)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014

Employee compensation and benefits	$16,844	$15,914
Liability for pension benefits	230,967	136,429
Liabilities for uncertain tax positions	7,667	6,741
Other	22,261	10,087
Other liabilities (less current portion)	$277,739	$169,171

12. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2015	2014

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(14,461)	$3,197
Transition services receivable, net	(2,473)	—
Income taxes receivable/payable, net	(14,450)	(5,764)
Accounts payable	(11,303)	1,522
Accrued employee compensation and benefits	2,059	7,611
Other accrued liabilities	(1,649)	4,550
Other, net	(3,814)	4,632
Total	$(46,091)	$15,748

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

The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Service cost	$—	$21	$—	$64
Interest cost	8,169	6,600	22,797	19,155
Expected return on plan assets, net of expenses	(6,625)	(5,893)	(18,334)	(17,611)
Amortization of actuarial loss	1,179	862	3,515	2,145
Curtailment	—	—	1,080	—
Total for defined benefit plans	2,723	1,590	9,058	3,753
Multi-employer plans	43	100	140	324
Withdrawal from GCIU multi-employer plan	—	—	—	4,100
SERP	253	80	800	672
Defined contribution plans	2,094	2,419	7,805	8,635
Net periodic benefit cost	5,113	4,189	17,803	17,484
Allocated to discontinued operations	—	(1,178)	(1,096)	(7,819)
Net periodic benefit cost — continuing operations	$5,113	$3,011	$16,707	$9,665

We contributed $0.3 million to fund current benefit payments for our SERP during the nine months ended September 30, 2015. We anticipate contributing an additional $0.5 million to fund the SERP’s benefit payments during the remainder of 2015. No contributions were made to our defined benefit pension plans during the first nine months of 2015. A one-time curtailment charge of $1.1 million was recorded in the second quarter of 2015 related to our defined benefit pension plan as a result of the impact of the spin-off of our Newspaper business. We also remeasured the pension liabilities as a result of the newspaper spin-off on April 1, 2015.

On August 24, 2015, we offered eligible former employees with vested, deferred pension plan benefits the option of receiving their benefits either as a lump-sum distribution or an immediate annuity payment. Approximately 4,300 former Scripps employees were eligible for this offer; former Journal Communications employees were not affected. Company funds will not be used to make the lump-sum distributions. All distributions will be made from existing pension plan assets. The company expects the funded status of the plan to remain materially unchanged as a result of this offer. Eligible participants had until October 13, 2015 to make an election. The lump-sum payments are expected to be made in November 2015. After distribution of the lump-sum amounts, we will record a non-cash pension settlement charge in the fourth quarter of approximately $45 million, based on the estimated rate of acceptance.

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
Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big-four affiliated stations. We also own five Azteca America affiliates. Our television stations reach approximately 18% of the nation’s television households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
Our radio segment consists of 34 radio stations in eight markets. We operate 28 FM stations and six AM stations. Our radio stations earn revenue primarily from the sale of advertising to local advertisers.

Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, a digital video news service, and Midroll, a podcast industry leader. Our digital operations earn revenue primarily through the sale of advertising and marketing services.
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

Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Effective April 1, 2015, we began reporting our digital operations as a segment. We have recast the operating results for television, syndication and other, and shared services and corporate in prior periods to reflect this change.

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Segment operating revenues:
Television	$157,437	$116,425	$439,049	$325,511
Radio	20,421	—	39,834	—
Digital	10,861	5,355	25,698	16,036
Syndication and other	972	1,346	6,267	6,579
Total operating revenues	$189,691	$123,126	$510,848	$348,126
Segment profit (loss):
Television	$31,707	$30,508	$98,357	$80,344
Radio	4,073	—	8,981	—
Digital	(3,639)	(6,206)	(13,210)	(17,477)
Syndication and other	(572)	(674)	(1,229)	(1,230)
Shared services and corporate	(8,658)	(7,827)	(33,701)	(30,426)
Defined benefit pension plan expense	(2,976)	(1,613)	(9,782)	(4,253)
Acquisition and related integration costs	(4,206)	(2,783)	(36,953)	(6,984)
Depreciation and amortization of intangibles	(16,273)	(8,706)	(37,934)	(23,631)
Impairment of goodwill and intangibles	(24,613)	—	(24,613)	—
(Losses) gains, net on disposal of property, plant and equipment	(200)	2,979	(579)	2,931
Interest expense	(4,246)	(2,050)	(10,523)	(6,345)
Miscellaneous, net	1,061	170	12	(210)
(Loss) income from continuing operations before income taxes	$(28,542)	$3,798	$(61,174)	$(7,281)
Depreciation:
Television	$9,765	$5,894	$22,389	$16,033
Radio	554	—	1,103	—
Digital	132	96	394	275
Syndication and other	66	40	195	80
Shared services and corporate	575	498	1,802	1,458
Total depreciation	$11,092	$6,528	$25,883	$17,846
Amortization of intangibles:
Television	$4,262	$1,909	$10,412	$5,108
Radio	280	—	560	—
Digital	639	269	1,079	677
Total amortization of intangibles	$5,181	$2,178	$12,051	$5,785
Additions to property, plant and equipment:
Television	$5,607	$4,100	$13,350	$10,540
Radio	623	—	639	—
Digital	46	46	46	108
Syndication and other	7	256	76	324
Shared services and corporate	190	253	1,133	979
Total additions to property, plant and equipment	$6,473	$4,655	$15,244	$11,951
No single customer provides more than 10% of our revenue.

15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $10.9 million of shares at prices ranging from $15.90 to $24.08 per share during the first nine months of 2015. As of September 30, 2015, we have $89.1 million remaining for share repurchases under this authorization.

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended September 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2015	$(360)	$(125,524)	$11	$(125,873)
Other comprehensive income before reclassifications				—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $471 (b)		762	—	762
Net current-period other comprehensive loss	59	762	—	821
Ending balance, September 30, 2015	$(301)	$(124,762)	$11	$(125,052)

	Three Months Ended September 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2014	$(600)	$(79,489)	$172	$(79,917)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $364 (b)	—	441	—	441
Net current-period other comprehensive income	59	441	—	500
Ending balance, September 30, 2014	$(541)	$(79,048)	$172	$(79,417)

	Nine Months Ended September 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Other comprehensive income before reclassifications				—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $110(a)	178	—	—	178
Actuarial loss, net of tax of $(740) (b)	—	(1,197)	84	(1,113)
Net current-period other comprehensive income	178	(1,197)	84	(935)
Spin-off of Newspapers, net of tax of $1,517	—	2,312	14	2,326
Ending balance, September 30, 2015	$(301)	$(124,762)	$11	$(125,052)

	Nine Months Ended September 30, 2014
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $111 (a)	177	—	—	177
Actuarial loss, net of tax of $924 (b)	—	1,329	—	1,329
Net current-period other comprehensive income	177	1,329	—	1,506
Ending balance, September 30, 2014	$(541)	$(79,048)	$172	$(79,417)

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

Immediately following the spin-off and merger of the newspaper businesses, the Journal broadcast operations and its related digital business, were merged into Scripps. The merged broadcast and digital media company, based in Cincinnati, retains The E.W. Scripps Company name and continues to be controlled by the Scripps family. The company’s television operations reaches approximately 18% of all U.S. television households and has approximately 4,000 employees across its television, radio and digital media operations.

As part of the transactions, Scripps' shareholders received a $60 million special cash dividend on April 1, 2015.

Certain agreements between Scripps and Journal Media Group, Inc. became effective in connection with the transactions, including Tax Matters Agreements and a Transition Services Agreement.

Under the Transition Services Agreement, Scripps and Journal Media Group provide certain services to each other for a period that generally does not extend beyond March 31, 2016. The fees for the services are at arm's length amounts. For the nine months ended September 30, 2015, we received $2.5 million for services provided to Journal Media Group and we paid Journal Media Group $0.9 million for services provided to us. Scripps continues to process and fund payrolls for its former newspaper employees and Journal continues to process and fund payrolls for its former broadcast employees. In addition, during the initial transition period, each has paid various invoices for the other party. As of September 30, 2015, Journal Media Group owed Scripps $2.5 million.

The Tax Matters Agreements sets forth the allocations and responsibilities of Scripps and Journal Media Group with respect to liabilities for federal, state and local income taxes for periods before and after the spin-off, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally, Scripps is responsible for taxes prior to the separation and Journal Media Group will be responsible for taxes for periods after the separation of their respective businesses.

Until the completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, an impairment loss is recorded. Our analysis determined that the carrying value of the newspaper business exceeds its fair value. Discontinued operations includes a $30 million non-cash impairment charge.

As a result of the spin-off, Scripps Newspapers has been presented as discontinued operations in the financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Operating revenues	$—	$84,474	$91,478	$275,214
Total costs and expenses	—	(80,655)	(79,517)	(253,257)
Depreciation and amortization of intangibles	—	(4,517)	(3,608)	(12,958)
Other, net	—	(2,709)	(3,298)	(7,549)
Loss on disposal of Scripps Newspapers	—	—	(30,000)	—
Income (loss) on discontinued operations before income taxes	—	(3,407)	(24,945)	1,450
Benefit (provision) for income taxes	—	920	9,513	(967)
Net income (loss) from discontinued operations	—	(2,487)	(15,432)	483
Noncontrolling interest	—	(103)	—	(302)
Net income (loss) from discontinued operations	$—	$(2,384)	$(15,432)	$785

The Company incurred certain non-recurring costs directly related to the spin-off of our newspapers and acquisition of the Journal broadcast stations of $4 million and $40 million for the quarter and nine months ended September 30, 2015, respectively. Accounting and other professional and consulting fees directly related to the newspaper spin-off of $3 million were allocated to discontinued operations in the Condensed Consolidated Statements of Operations. The remaining amount of $37 million was recorded in earnings from continuing operations for the nine months ended September 30, 2015.

The following table presents a summary of the net assets distributed on April 1, 2015 and the amounts included in discontinued operations as of December 31, 2014.

(in thousands)	As of April 1, 2015	As of December 31, 2014

Assets:
Total current assets	$44,786	$46,507
Property, plant and equipment	155,047	185,548
Intangible assets	—	2,001
Other assets	14,590	2,018
Total assets included in the disposal group	214,423	236,074
Liabilities:
Total current liabilities	47,664	47,642
Deferred income taxes	16,520	16,666
Other liabilities	9,008	13,089
Total liabilities included in the disposal group	73,192	77,397
Net assets included in the disposal group	$141,231	$158,677

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise with interests in television and radio stations, and local and national digital media. We serve audiences and businesses through a growing portfolio of television and digital media brands. We also operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll, and digital video news service, Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee.

On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company. The transactions closed on April 1, 2015. Upon completion of the transactions, Scripps shareholders received 0.25 shares of common stock of Journal Media Group for each share of Scripps stock. A $60 million special cash dividend, which was approximately $1.00 per share, was also paid to the Scripps shareholders. Journal shareholders received 0.195 shares of common stock of Journal Media Group and 0.5176 class A common shares of Scripps for each share of Journal stock they held.

Journal Media Group ("JMG") combined the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. JMG has approximately 3,600 employees and is headquartered in Milwaukee. Scripps Newspapers' operations are included in our operating results for the periods prior to April 1, 2015 as discontinued operations for all periods presented.

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

The merger with the Journal broadcast business further leverages Scripps' digital investments, adding large and attractive markets to the portfolio. We expect to build and launch market-leading digital brands that serve growing digital media audiences. Further, the company expects to benefit from the new geographic markets with the national reach of digital brands, such as Newsy and Midroll.

We continued our expansion of our digital business with the July 22, 2015 acquisition of Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that sells advertising for more than 200 shows, including “StartUp” and “Nerdist.” The purchase price was $50 million in cash, plus a $10 million earnout provision.

The evolution of the over-the-top market has created new distribution platforms for Newsy. We believe the over-the-top (OTT) market provides significant opportunities to expand the Newsy audience. We have announced agreements with Apple TV, Comcast Watchable, PlutoTV, Xumo, and Sling, and are accelerating our rollout to all such OTT services. The development of such OTT services will require additional investment in Newsy. The additional investment, combined with other market changes that resulted in the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015. We recorded a $21 million non-cash charge to reduce the carrying value of goodwill and $2.9 million to reduce the value of intangible assets.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Operating revenues	$189,691	54.1%	$123,126	$510,848	46.7%	$348,126
Employee compensation and benefits	(88,296)	36.4%	(64,713)	(247,776)	30.9%	(189,294)
Programs and program licenses	(36,791)	127.4%	(16,181)	(88,837)	106.8%	(42,951)
Other expenses	(41,693)	57.7%	(26,431)	(115,037)	35.9%	(84,670)
Defined benefit pension plan expense	(2,976)		(1,613)	(9,782)		(4,253)
Acquisition and related integration costs	(4,206)		(2,783)	(36,953)		(6,984)
Depreciation and amortization of intangibles	(16,273)		(8,706)	(37,934)		(23,631)
Impairment of goodwill and intangibles	(24,613)		—	(24,613)		—
(Losses) gains, net on disposal of property, plant and equipment	(200)		2,979	(579)		2,931
Operating (loss) income	(25,357)		5,678	(50,663)		(726)
Interest expense	(4,246)		(2,050)	(10,523)		(6,345)
Miscellaneous, net	1,061		170	12		(210)
(Loss) income from continuing operations before income taxes	(28,542)		3,798	(61,174)		(7,281)
Benefit (provision) for income taxes	4,099		(2,755)	15,661		1,308
Net (loss) income from continuing operations	(24,443)		1,043	(45,513)		(5,973)
Net (loss) income from discontinued operations, net of tax	—		(2,384)	(15,432)		785
Net loss	$(24,443)		$(1,341)	$(60,945)		$(5,188)

Continuing Operations

The Company completed its acquisition of the Journal television and radio stations on April 1, 2015 and the acquisition of two Granite television stations on June 16, 2014, collectively referred to as the "acquired stations." Midroll was acquired on July 22, 2015. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our consolidated and division operating results.

Operating revenues increased 54% in the third quarter of 2015 compared to 2014 and 47% for the year-to-date period ended September 30, 2015. The acquired operations accounted for $68 million and $146 million of the increase in our revenues for the quarter and year-to-date period ended September 30, 2015. A $15 million decline in third quarter political advertising revenue at stations owned for the full period more than offset an $11 million increase in retransmission revenue. Political revenue was down $21 million year-to-date while retransmission revenue was up $39 million.

In 2014, we completed negotiations with satellite and cable television systems covering more than one-third of the subscribers in our legacy markets and our 2015 results reflect the renewal of those agreements.

Employee compensation and benefits increased 36% in the third quarter of 2015 and 31% for the year-to-date period ended September 30, 2015, primarily driven by the impact of the acquired stations.

Programs and program licenses expense nearly doubled for the three months and nine months ended September 30, 2015, primarily due to acquisitions and higher network fees. The acquired stations accounted for $8 million of the increase for the third quarter and $18 million of the increase in the year-to-date period and higher network license fees, offset by lower syndicated programming expense accounted for the rest. We completed new agreements for 10 of our ABC stations at the beginning of the 2015 and one of our CBS stations in July.

Other expenses include the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Facilities rent and maintenance	$9,258	33.7%	$6,925	$24,331	24.0%	$19,627
Purchased news and content	2,484	120.2%	1,128	6,269	68.4%	3,723
Marketing and promotion	2,503	203.8%	824	8,170	73.6%	4,706
Miscellaneous costs	27,448	56.4%	17,554	76,267	34.7%	56,614
Total other expenses	$41,693	57.7%	$26,431	$115,037	35.9%	$84,670

Other expenses increased primarily as a result of the acquired stations.

Acquisition and related integration costs of $4 million for the 2015 quarter and $37 million for the 2015 year-to-date period include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

In the third quarter of 2015, we recorded a $25 million non-cash charge to reduce the carrying value of our goodwill and certain intangible assets of Newsy and a smaller business.

Defined benefit plan expense increased year-over-year due to a $1.1 million curtailment charge in the second quarter resulting from the spin-off of our newspaper business and the additional expense related to the pension obligations assumed in the Journal acquisition.

Interest expense increased year-over-year due to the increased debt related to the Journal acquisition.

The effective income tax rate was 26% and 18% for the nine months ended September 30, 2015 and 2014, respectively. The impact of state and local taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs we incurred in connection with the Journal transactions are not deductible. The write-down in the carrying value of Newsy goodwill is not deductible for income taxes.

Discontinued Operations

Discontinued operations reflect the historical results of our newspaper operations which were spun-off on April 1, 2015. Upon completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis indicated that as of April 1, 2015 there was a non-cash impairment loss on the disposal of the newspaper business of $30 million, which was recorded on the date of the spin-off, April 1, 2015, and is included as a component of discontinued operations.

Business Segment Results — As discussed in the Condensed Notes to Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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

We allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits and shared services to our business segments. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes and deferred income taxes.

Effective April 1, 2015, we began reporting our digital operations as a segment. We have recast the operating results for television, syndication and other, and shared services and corporate in prior periods to reflect this change.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Television	$157,437	35.2%	$116,425	$439,049	34.9%	$325,511
Radio	20,421		—	39,834		—
Digital	10,861	102.8%	5,355	25,698	60.3%	16,036
Syndication and other	972	(27.8)%	1,346	6,267	(4.7)%	6,579
Total operating revenues	$189,691	54.1%	$123,126	$510,848	46.7%	$348,126
Segment profit (loss):
Television	$31,707	3.9%	$30,508	$98,357	22.4%	$80,344
Radio	4,073		—	8,981		—
Digital	(3,639)	(41.4)%	(6,206)	(13,210)	(24.4)%	(17,477)
Syndication and other	(572)	(15.1)%	(674)	(1,229)	(0.1)%	(1,230)
Shared services and corporate	(8,658)	10.6%	(7,827)	(33,701)	10.8%	(30,426)
Defined benefit pension plan expense	(2,976)		(1,613)	(9,782)		(4,253)
Acquisition and related integration costs	(4,206)		(2,783)	(36,953)		(6,984)
Depreciation and amortization of intangibles	(16,273)		(8,706)	(37,934)		(23,631)
Impairment of goodwill and intangibles	(24,613)		—	(24,613)		—
(Losses) gains, net on disposal of property, plant and equipment	(200)		2,979	(579)		2,931
Interest expense	(4,246)		(2,050)	(10,523)		(6,345)
Miscellaneous, net	1,061		170	12		(210)
(Loss) income from continuing operations before income taxes	$(28,542)		$3,798	$(61,174)		$(7,281)

Television — Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big-four affiliated stations. We also own five Azteca America affiliates. Multiple properties in the same market help us to better serve advertisers, viewers and listeners and help improve our operating results. Our television stations reach approximately 18% of the nation’s television households.
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
The operating performance of our television group is most affected by local and national economic conditions, particularly conditions within the automotive, services and retail categories, and by the volume of advertising time purchased by campaigns for elective offices and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our television segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Local	$78,816	41.8%	$55,567	$224,848	28.9%	$174,440
National	34,964	31.3%	26,629	99,593	23.8%	80,470
Political	4,294	(75.3)%	17,396	7,015	(72.3)%	25,339
Retransmission	36,287	138.2%	15,235	100,700	149.2%	40,409
Other	3,076	92.5%	1,598	6,893	42.0%	4,853
Total operating revenues	157,437	35.2%	116,425	439,049	34.9%	325,511
Segment costs and expenses:
Employee compensation and benefits	62,483	28.4%	48,677	175,912	25.9%	139,696
Programs and program licenses	31,737	96.1%	16,181	81,315	89.3%	42,951
Other expenses	31,510	49.6%	21,059	83,465	33.5%	62,520
Total costs and expenses	125,730	46.3%	85,917	340,692	39.0%	245,167
Segment profit	$31,707	3.9%	$30,508	$98,357	22.4%	$80,344

The Company completed its acquisition of the Journal television stations on April 1, 2015 and the acquisition of the two Granite television stations on June 16, 2014. The inclusion of operating results from these transactions for the periods subsequent to the acquisitions impacts the comparability of the television division operating results.
Revenues

Total television revenues increased 35% in the third quarter of 2015 and for the nine months ended September 30, 2015. The Journal and Granite acquisitions accounted for just over $100 million of the year-to-date increase in revenues and $44 million of the increase for the third quarter, while increased retransmission revenues offset by lower political revenues in a off- election year drove most of the remaining change.

In 2014, we completed negotiations with satellite and cable television systems covering more than one-third of the subscribers in our legacy markets and our 2015 results reflect the renewal of those agreements.

Costs and expenses

Total costs and expenses increased 46% in the third quarter of 2015 and 39% for the nine months ended September 30, 2015.

Employee compensation and benefits increased 28% for the third quarter of 2015 and 26% for the nine months ended September 30, 2015 primarily due to the acquired stations.

Programs and program licenses expense nearly doubled for the three months and nine months ended September 30, 2015, primarily due to acquisitions and higher network fees. The acquired stations accounted for $8 million of the increase for the third quarter and $18 million of the increase in the year-to-date period and higher network license fees, offset by lower syndicated programming expense accounted for the rest. We completed new agreements for 10 of our ABC stations at the beginning of the 2015 and one of our CBS stations in July.

Other expenses increased 50% for the 2015 quarter and 34% for the nine months ended September 30, 2015 primarily due to the impact of the acquired stations.
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
Operating results for our radio segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Segment operating revenues:
Advertising	$19,465		$—	$38,106		$—
Other	956		—	1,728		—
Total operating revenues	20,421		—	39,834		—
Segment costs and expenses:
Employee compensation and benefits	7,355		—	14,825		—
Programs	5,054		—	7,522		—
Other expenses	3,939		—	8,506		—
Total costs and expenses	16,348		—	30,853		—
Segment profit	$4,073		$—	$8,981		$—

Revenues

Total radio revenues of $20.4 million for the third quarter are $1.0 million lower than the prior year amount of $21.6 million when owned by Journal.

Costs and expenses

Total costs and expenses for radio of $16.3 million for the third quarter were largely consistent with the prior year quarter amount of $17.5 million when owned by Journal.

Digital — Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, a digital video news service, and Midroll, a podcast industry leader. Our digital operations earn revenue primarily through the sale of advertising and marketing services.

Our digital operations earn revenue primarily through the sale of advertising and marketing services.
Operating results for our digital segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	Change	2014	2015	Change	2014

Total operating revenue	$10,861	102.8%	$5,355	$25,698	60.3%	$16,036
Segment costs and expenses:
Employee compensation and benefits	9,688	3.7%	9,339	27,147	3.4%	26,265
Other expenses	4,812	116.6%	2,222	11,761	62.3%	7,248
Total costs and expenses	14,500	25.4%	11,561	38,908	16.1%	33,513
Segment profit	$(3,639)	(41.4)%	$(6,206)	$(13,210)	(24.4)%	$(17,477)

Revenues

Digital revenues doubled in the third quarter of 2015 and increased 60% for the nine months ended September 30, 2015. The increase for the third quarter and year-to-date period includes $3.6 million and $5.5 million, respectively, from the acquired Journal stations and the Midroll acquisition, while the remainder of the increase was driven by our focus on increasing digital advertising revenues with an expanded sales force in our television markets and increased revenue from programmatic advertising.

Cost and Expenses

Digital costs and expenses increased 25% in the third quarter of 2015 and 16% for the nine months ended September 30, 2015, primarily due to the impact of the acquired stations and the Midroll acquisition.

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

Operating activities

Cash flows from operating activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014

Cash Flows from Operating Activities:
Net loss	$(60,945)	$(5,188)
Loss (income) from discontinued operations	15,432	(785)
Loss from continuing operations	(45,513)	(5,973)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	37,934	23,631
Impairment of goodwill and intangibles	24,613	—
Losses (gains) on sale of property, plant and equipment	579	(2,931)
Deferred income taxes	(14,410)	4,824
Stock and deferred compensation plans	8,393	3,376
Pension expense, net of payments	10,065	3,759
Other changes in certain working capital accounts, net	(46,091)	15,748
Miscellaneous, net	2,788	(1,384)
Net cash (used in) provided by continuing operating activities	(21,642)	41,050
Net cash provided by discontinued operating activities	6,861	29,984
Net operating activities	$(14,781)	$71,034

The $63 million decrease in cash provided by continuing operating activities was primarily attributable to changes in working capital in 2015 compared to 2014, partially offset by a $31 million increase in segment profit. In addition, we incurred transaction costs of $37 million in 2015 and $7 million in 2014 in connection with the Journal transactions. Also, the tax benefit of $14 million will not provide cash until future years when the net operating loss carryforward will reduce taxes payable.

The primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable decreased $18 million in 2015 compared to 2014. Collections in the first portion of an odd year are lower due to the impact of political advertising in the preceding period, which is paid in advance and displaces traditional local and national advertising.

•	In 2015, estimated income tax payments resulted in a $15 million use of cash. We did not make any significant tax payments in 2014.

•	The timing of payments for accounts payable decreased working capital by $14 million in 2015.

•	The timing of payments for network fees decreased working capital in 2015.

Investing activities

Cash flows from investing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(46,838)	$(149,334)
Proceeds from sale of property, plant and equipment	15	6,318
Additions to property, plant and equipment	(15,244)	(11,908)
Purchase of investments	(7,087)	(2,003)
Change in restricted cash	250	1,400
Miscellaneous, net	—	389
Net cash used in continuing investing activities	(68,904)	(155,138)
Net cash used in discontinued investing activities	(1,561)	(1,330)
Net investing activities	$(70,465)	$(156,468)

In 2015 and 2014 we used $69 million and $155 million, respectively, in cash for continuing investing activities. The primary factors affecting our investing activities for the periods are described below.

•	In January 2014, we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, a digital video news provider, for $35 million in cash.

•	In June 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million in cash.

•	In the first quarter of 2015, we invested $5 million to fund the launch and operations of a media company specializing in digital multicasting.

•	In July 2015, we acquired a podcast industry leader, Midroll, for $50 million in cash.
Financing activities
Cash flows from financing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$200,000	$—
Payments on long-term debt	(121,269)	(1,500)
Payments of financing costs	(2,592)	(483)
Dividends paid	(59,523)	—
Repurchase of Class A Common shares	(10,901)	(21,237)
Proceeds from employee stock options	6,041	13,175
Tax payments related to shares withheld for RSU vesting	(5,126)	(4,035)
Miscellaneous, net	1,499	2,628
Net cash provided by (used in) continuing financing activities	8,129	(11,452)
Net cash provided by (used in) discontinued financing activities	—	—
Net financing activities	$8,129	$(11,452)

In 2015 we had $8 million in net cash flows and used $11 million in 2014 for continuing financing activities. The primary items included in our financing activities for the periods are described below.

On April 1, 2015, we entered into a $500 million second amended revolving credit and term loan agreement ("Second Amended Financing Agreement") to refinance our existing revolving credit and term loan agreement ("Amended Financing Agreement"). The $400 million term loan B matures in November 2020 and a $100 million revolving credit facility matures in November 2018. There were no borrowings under the revolving credit agreements in any of the years.

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at September 30, 2015 and December 31, 2014.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2015, we were not required to make additional principal payments based on excess cash flow. Under an amendment completed in the third quarter of 2015, any proceeds, up to a stipulated amount, we receive from the upcoming spectrum auction, will not be required to pay down the term loan.
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
In May 2014, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we have repurchased $11 million of shares at prices ranging from $15.90 to 24.08 per share during 2015. As of September 30, 2015, we have $89 million remaining for share repurchases under this authorization. Through October 31, 2015, we purchased an additional 0.1 million shares for $2.2 million.

In 2015, we received $6 million of proceeds from the exercise of employee stock options compared to $13 million in 2014.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute $0.5 million in the remainder of 2015 to our defined benefit pension plans, primarily to fund benefit payments under the Supplemental Executive Retirement Plan.
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

Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In April 2015, the Financial Accounting Standards Board (FASB) issued new guidance for the presentation of debt issuance costs in the financial statements. Under this new guidance, debt issuance costs (except for lines of credit) are classified in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Additionally, amortization of these costs must be classified as interest expense. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this standard will result in us netting deferred loan costs, which as of September 30, 2015 totaled $3.5 million, against long-term debt. Reported interest expense will not be affected.

In August 2014, the FASB issued new guidance related to the disclosures around consideration of going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In April 2014, the FASB issued new guidance on reporting and disclosure requirements related to discontinued operations. With the new guidance, a disposal of a component or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results. We adopted this guidance effective January 1, 2015.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2015		As of December 31, 2014
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan	395,500	393,000	198,000	194,000
Unsecured promissory notes	8,104	7,800	—	—
Total long-term debt including current portion	$403,604	$400,800	$198,000	$194,000

Interest rate swap	$596	$596	$471	$471

Financial instruments subject to market value risk:
Investments held at cost	$9,677	(a)	$5,503	(a)

(a) Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in December 2016 which provides for use to pay a fixed interest rate of 1.08% and we receive interest at a variable rate equal to 30 day LIBOR. We did not provide or receive any collateral for this contract. The fair value of this financial derivative is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

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