Form 10-K
period 2015-12-31
E.W. SCRIPPS Co
filed 2016-02-26
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015     OR

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $22.85 per share closing price for such stock on June 30, 2015, was approximately $1,328,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2016, there were 71,989,385 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2016 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2015

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
We are a diverse, 137-year-old media enterprise with interests in television and radio broadcasting, as well as local and national digital media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — providing value to customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses through a growing portfolio of television, radio and digital media brands. We also operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll Media, and over-the-top ("OTT") video news service, Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee. For a full listing of our media companies and their associated websites, visit http://www.scripps.com.

On April 1, 2015, Scripps and Journal Communications, Inc. ("Journal") closed the merger of their broadcast operations and spin-off of their newspaper businesses into a separate publicly traded company. Upon completion of the transactions, Scripps shareholders received 0.25 shares of common stock of Journal Media Group for each share of Scripps stock. A $60 million special cash dividend, which was approximately $1.00 per share, was also paid to the Scripps shareholders. Journal shareholders received 0.195 shares of common stock of Journal Media Group and 0.5176 class A common shares of Scripps for each share of Journal stock.

The merged broadcast operations, which retained The E. W. Scripps Company name, is one of the nation’s largest independent TV station ownership groups, reaching nearly one in five U.S. television households and serving 24 markets. We also own 34 radio stations in eight markets. The company has approximately 3,800 employees across its television, radio and digital media operations. The merger enhances our national broadcast footprint, and we now have affiliations with all of the "Big 4" television networks.

The merger with the Journal broadcast business further leverages Scripps' digital investments, adding large and attractive markets to the portfolio, including Nashville, Las Vegas and Milwaukee. The company is expecting to build and launch market-leading digital brands that serve growing digital media audiences, in addition to supporting the on-air local news brands.

In 2011, we signaled our commitment to developing our digital media business by combining all of our digital initiatives into a single organization. Under the direction of our digital leadership, this focus allows us to find new and efficient platforms for bringing together advertisers and audiences. After completing the Journal transactions in 2015, we began reporting digital as a segment.

We continued our expansion of our national digital business with the July 22, 2015 acquisition of Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that sells advertising for more than 200 shows, including “WTF with Marc Maron" and "Comedy Bang! Bang!” The purchase price was $50 million in cash, plus a $10 million earnout provision.

On June 16, 2014, we acquired two television stations owned by Granite Broadcasting Corporation for $110 million in cash. The acquisition included an ABC-affiliated station in Buffalo and a MyNetworkTV affiliate in Detroit that is now operated as a duopoly with our ABC affiliate.

On January 1, 2014, we acquired Media Convergence Group, which operates as Newsy, a video news provider, for $35 million in cash. Newsy adds a new dimension to our video news strategy with a storytelling approach, specifically geared toward OTT audiences.
On December 30, 2011, we acquired the television station group owned by McGraw-Hill Broadcasting Company, Inc. for $212 million in cash. The acquisition included four ABC-affiliated television stations, as well as five Azteca America Spanish-language affiliates.
Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

TELEVISION
Scripps has operated broadcast television stations since 1947, when it launched Ohio’s first television station, WEWS, in Cleveland. Today, our television station group reaches approximately 18% of the nation’s television households and includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big-four affiliated stations. We also own five Azteca America Spanish-language affiliates. In five of our markets, we operate both television and radio stations. Multiple properties in the same market help us to better serve advertisers, viewers and listeners and help improve our operating efficiencies.
We produce high-quality news, information and entertainment content that informs and engages local and national communities. We distribute our content on four platforms — broadcast, Internet, smartphones and tablets. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional broadcast television boundaries.
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
In addition to news programming, our television stations run network programming, syndicated programming and internally produced programming. We have implemented a strategy to rely less on expensive syndicated programming and to replace it with internally developed programming. We currently air three original shows, The List, The Now, and RightThisMinute. The List is an Emmy award winning infotainment show aired on weeknights. The Now is a news show designed to take the audience into a deeper dive into the day's events. RightThisMinute is a daily news and entertainment program featuring viral videos. We wholly own The List and The Now and are a partner in RightThisMinute. These three shows have replaced expensive syndicated content in the markets in which they air. We intend to roll them out in the rest of our markets when commitments to air syndicated programming expire. In the upcoming years, we look to further expand our programming strategy of creating internally produced content and syndicating these shows. We believe this strategy has the potential to improve our television division's financial performance for years to come.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank (1)	Stations in Market (2)	Station Rank in Market (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)

WFTS-TV	Tampa, Ch. 28	ABC/29	2019	2021	11	12	4	1.6%	5
KNXV-TV	Phoenix, Ch. 15	ABC/15	2019	2022	12	13	4	1.6%	6
WXYZ-TV	Detroit, Ch. 7	ABC/41	2019	2021	13	8	2	1.6%	10
WMYD-TV	Detroit, Ch. 20	MY/21	2016	2021	13	8	6	1.6%	2
KMGH-TV	Denver, Ch. 7	ABC/7	2019	2022	17	11	3	1.4%	6
WEWS-TV	Cleveland, Ch. 5	ABC/15	2019	2021	18	8	2	1.3%	9
WMAR-TV	Baltimore, Ch. 2	ABC/38	2019	2020	26	6	4	1.0%	4
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2019	2021	27	9	3	1.0%	8
KGTV-TV	San Diego, Ch. 10	ABC/10	2019	2022	28	11	3	0.9%	5
WTVF-TV	Nashville, Ch. 5	CBS/25	2018	2021	29	11	1	0.9%	15
KSHB-TV	Kansas City, Ch. 41	NBC/42	2018	2022	33	8	4	0.8%	7
KMCI-TV	Lawrence, Ch. 38	Ind./41	N/A	2022	33	8	7	0.8%	1
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2018	2021	35	16	3	0.8%	9
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2019	2021	36	5	3	0.8%	8
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2018	2021	38	7	1	0.7%	9
KTNV-TV	Las Vegas, Ch. 13	ABC/13	2017	2022	40	18	4	0.7%	6
WKBW-TV	Buffalo, Ch. 7	ABC/38	2018	2023	53	8	3	0.5%	7
KJRH-TV	Tulsa, Ch. 2	NBC/8	2018	2022	60	10	4	0.5%	8
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2019	2021	61	10	3t	0.5%	5
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2016	2021	68	8	4	0.4%	8
WACY-TV	Green Bay/Appleton, Ch. 32	MY/27	2016	2021	68	8	7	0.4%	1
KGUN-TV	Tucson, Ch. 9	ABC/9	2017	2022	70	15	3	0.4%	11
KWBA-TV	Tucson, Ch. 58	CW/44	2016	2022	70	15	8	0.4%	1
KMTV-TV	Omaha, Ch. 3	CBS/45	2016	2022	74	11	3	0.4%	10
KIVI-TV	Boise, Ch. 6	ABC/24	2017	2022	107	13	3	0.2%	8
WSYM-TV	Lansing, Ch. 47	FOX/38	2019	2021	113	7	4	0.2%	6
KERO-TV	Bakersfield, Ch. 23	ABC/10	2019	2022	126	4	4	0.2%	5
All market and audience data is based on the November 2015 Nielsen survey, live viewing plus 7 days of viewing on DVR.

(1)	Market rank represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and low-power stations.

(3)	Station Rank in Market is based on Average Audience Share as described in (5).

(4)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)	Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. M-SU, as a percentage of total viewing households in the Designated Market Area.

Historically, we have been successful in renewing our expiring FCC licenses.
We operate five low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish-language programming. The stations are clustered around our California and Denver stations. We also operate a low-power station affiliated with ABC in Twin Falls, ID.

Revenue cycles and sources

Advertising

We sell advertising to local, national and political customers. The sale of local, national and political commercial spots accounted for 76% of the television segment’s revenues in 2015. Pricing of advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include advertisers such as car dealerships, retail stores and restaurants. We seek to attract new advertisers to our television stations and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or promoting local events and activities.

National advertising time is generally sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies and national retailers.

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, senate and house of representative candidates, as well as for state and local issues. It is also sold to Political Action Groups or other advocacy groups.

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

Advertising revenues increase significantly during even-numbered years when local, state and federal elections occur. In addition, every four years, political spending is typically elevated further due to the advertising preceding the presidential election. Because of the political election cyclicality, there has been a significant difference in our operating results when comparing the performance of even-numbered years to odd numbered years. Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 22% of television segment operating revenues in 2015. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive is typically based on the number of subscribers the MVPD has in our local market. There are approximately 19 million subscribers to MVPD services in our markets. As of January 1, 2016, we have renewed contracts covering approximately 3 million subscribers. When we have renewed retransmission consent agreements, they have generally been at higher rates.

Prior to the spin-off in 2008 of Scripps Networks Interactive (SNI), we granted retransmission rights to MVPDs in exchange for carriage of cable networks. Pursuant to an agreement entered into as part of the spin-off, SNI pays us an annual fee for carriage of our broadcast signals by Comcast, limited to the television stations owned prior to the 2008 spin-off. This agreement with SNI expires at the end of 2019, when we expect to renew our retransmission agreement with Comcast for all of our current markets.

Our retransmission consent agreements with MVPD providers expire at various dates through 2019. The approximate number of subscribers to those services by year of expiration is as follows: 4 million in 2016, 2 million in 2017, 6 million in 2018 and 7 million in 2019. We expect our retransmission consent agreements with MVPD providers to be renewed upon expiration.

Other

FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides viewers with additional programming alternatives at no additional cost to them. With these additional channels we may broadcast our own programs or programming of other providers such as Grit, Laff, Escape and Bounce. We may consider other alternative programming formats that we could air using our spectrum with the goal of achieving higher profits and community service.

In addition to selling commercials during our programming, we also offer marketing opportunities for our business customers, including sponsorships and community events.
Expenses
Employee costs accounted for 52% of segment costs and expenses in 2015.
We have been centralizing certain functions, such as master control, traffic, graphics and political advertising, at company-owned hubs that do not require a presence in the local markets. This approach enables each of our stations to focus local resources on the creation of content and revenue-producing activities.

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 24% of total segment costs and expenses in 2015.

Our network-affiliated stations pay the networks for the programming that is supplied to us in various dayparts. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network. In exchange, the network receives affiliation fees and has the right to sell a substantial majority of the advertising time during these broadcasts. We expect our network affiliation agreements to be renewed upon expiration.

RADIO
In 2015, Scripps acquired the Journal broadcast group which included 34 radio stations in eight markets. We operate 28 FM stations and six AM stations.
We employ a variety of sales-related and programming strategies to maximize our share of the advertising spending. We have aligned our radio stations in clusters within a market, building each cluster around a lead station. We seek to create unique and differentiated brand positions at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in each of our markets. This approach has allowed us to target our stations' formats and sales efforts to better serve advertisers and listeners, as well as leverage operating expenses to maximize the performance of each station and the cluster.
Our radio stations focus on providing targeted and relevant local programming that is responsive to the interest of the communities in which we serve, strengthening our brand identity and allowing us to provide effective marketing solutions for advertisers by reaching their targeted audiences.
Our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers and Milwaukee Brewers and operates a statewide network for their games.

Information concerning our radio stations, their formats and the markets in which they operate is as follows:

Market and Station	Format	Station Rank in Market (1)	Stations in Market (2)	FCC License Class (3)	FCC License Expires in

Milwaukee, WI
WTMJ-AM (4)	News/Talk/Sports	2	36	B	2020
WKTI-FM (4)	Country	14	36	B	2020
Omaha, NE
KEZO-FM (4)	Rock	3	19	C0	2013 (5)
KKCD-FM (4)	Classic Rock	11t	19	C2	2021
KSRZ-FM (4)	Adult Contemporary	6	19	C	2021
KXSP-AM	Sports	16	19	B	2021
KQCH-FM (4)	Contemporary Hits	4	19	C	2021
Tucson, AZ
KFFN-AM	Sports (Simulcast)	22t	23	C	2021
KMXZ-FM (4)	Adult Contemporary	2	23	C	2021
KQTH-FM (4)	News/Talk	14t	23	A	2021
KTGV-FM	Rhythmic AC	16	23	C2	2021
Knoxville, TN
WCYQ-FM	Country	8t	19	A	2020
WWST-FM (4)	Contemporary Hits	3	19	C1	2020
WKHT-FM (4)	Contemporary Hits/Rhythmic	5	19	A	2020
WNOX-FM (4)	Classic Hits	6	19	C	2020
Boise, ID
KJOT-FM	Variety Rock	22	23	C	2021
KQXR-FM	Active Rock	20t	23	C1	2021
KTHI-FM	Classic Hits	4	23	C	2021
KRVB-FM	Adult Alternative	10t	23	C	2021
Wichita, KS
KFDI-FM (4)	Country	1	20	C	2021
KICT-FM (4)	Rock	3	20	C1	2021
KFXJ-FM (4)	Classic Rock	7	20	C2	2021
KFTI-AM	Classic Country	20t	20	B	2021
KYQQ-FM	Regional Mexican	18	20	C0	2021
Springfield, MO
KSGF-AM & FM	News/Talk (Simulcast)	5	18	B/C3	2021
KTTS-FM	Country	1	18	C	2021
KSPW-FM	Contemporary Hits	2	18	C2	2021
KRVI-FM	Adult Hits	8t	18	C3	2021
Tulsa, OK
KFAQ-AM (4)	News/Talk	18	24	A	2021
KVOO-FM (4)	Country	10t	24	C	2021
KXBL-FM (4)	Classic Country	6	24	C1	2021
KHTT-FM	Contemporary Hits	12	24	C0	2021
KBEZ-FM	Classic Hits	7	24	C0	2021

(1)
Station Market Rank equals the ranking of each station in its market, according to the Fall 2015 Nielson audio survey. The diary ranking is determined based on the estimated share of persons 12 years and older and the Portable People Meter ("PPM") ranking is based on the estimated share of persons six years and older listening during an average 15-minute increment (also knows as "average quarterly hour," or "AQH," share) occurring Monday-Sunday between 6:00 a.m. and midnight.

(2)
Includes stations qualified to be reported in the Fall 2015 Arbitron ratings book. To be reported in a diary market, a station must have met the following requirements among persons 12 years and older occurring Monday-Sunday between 6:00 a.m. and midnight:

a.	Must be credited for at least one quarter-hour in at least 10 in-tab diaries, have a metro cume rating of 0.495 or greater and a metro AQH rating of 0.05 or greater.

b.	Must have received at least one quarter-hour of listening credit from at least one in-tab panelist and have a metro cume rating of 0.495 or greater.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	Stations that are broadcasting in digital.

(5)	License pending renewal.
Revenue sources
Advertising
The primary source of revenue for our radio stations is from the sale of advertising to local advertisers. We also sell non-traditional advertising, which includes initiatives to attract new local advertisers, such as the creation of new content and programs that combine television or radio with digital, national and political advertising. Although it is not as significant as in the television segment, our radio stations may benefit from political advertising in even numbered years.
We strive to maximize revenue dollars through the broadcast of commercials without diminishing listening levels. While the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.
Other
Other revenue includes the sports affiliation fees we receive at WTMJ-AM for the statewide broadcast of the Green Bay Packers and Milwaukee Brewers. We also offer marketing opportunities for our customers, including sponsorships and community events.
Expenses

Employee costs accounted for 48% of segment costs and expenses in 2015.

Programming costs, which are comprised primarily of music license fees and sports rights fees, were 23% of total segment costs and expenses in 2015. We pay music license fees to performing rights organizations which allows us to broadcast music. The sports rights fees include the costs for our exclusive rights to broadcast the Green Bay Packers and Milwaukee Brewers.

Federal Regulation of Broadcasting — Broadcast television and radio are subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast licenses, approve the transfer of control of any entity holding such a license, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. As part of its obligation to ensure that broadcast licensees serve the public interest, the FCC exercises limited authority over broadcast programming by, among other things, requiring certain children's television programming and limiting commercial content therein, regulating the sale of political advertising and the distribution of emergency information, and restricting indecent programming. The FCC also requires television broadcasters to close caption their programming for the benefit of persons with hearing impairment and to ensure that any of their programming that is later transmitted via the Internet is captioned. Network-affiliated television broadcasters in larger markets must also offer audio narration of certain programming for the benefit of persons with visual impairments. Reference should be made to the Communications Act, the FCC’s rules and regulations, and the FCC’s public notices and published decisions for a fuller description of the FCC’s extensive regulation of broadcasting.
Broadcast licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee's performance. All the Company’s applications for license renewal during the current renewal cycle have been granted for full terms except for the timely-filed application of radio station KEZO-FM, Omaha, NE, which license remains in effect pending processing by the FCC. While there can be no assurance regarding the renewal of our broadcast licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.

FCC regulations govern the ownership of radio and television stations and other media. Under the FCC's current rules, a license for a television station will generally not be granted or renewed if the grant of the license would result in (i) the applicant owning or controlling more than one television station, or in some markets under certain conditions, more than two television stations in the same market (the “television duopoly rule”), or (ii) the applicant owning or controlling television stations whose total national audience reach exceeds 39% of all television households. The Company enjoys a waiver of this television duopoly rule in the Green Bay, Wisconsin market.
A television station that provides more than 15% of another in-market television station’s weekly programming will be deemed to have an attributable interest in that station that subjects the stations to the FCC’s ownership limits. The FCC in 2014 modified its rules to impose this duopoly rule's restrictions on separately-owned television stations within a market that engage in joint advertising sales, and it is considering imposing disclosure and other limits on local stations that share facilities or services such as program production. Each of stations WPTV-TV, West Palm Beach, Florida, and KIVI-TV, Nampa (Boise), Idaho, is a party to a shared services agreement with another local station pursuant to which it provides, among other services, less than 15% of the other station’s weekly programming. Station WSYM-TV, Lansing, Michigan, is a party to a joint advertising agreement with a local station that would be subject to the revised rule’s requirements, but Congress has granted such stations a “grandfathered” status that will permit continuation of these agreements without attribution through 2025.
The FCC’s local radio ownership rule limits the number of radio stations an entity may own in a given market depending on the size of that radio market. Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own or control more than 50% of the stations in the market, except for combinations of one AM and one FM station. The FCC relies on Nielson to define the radio market in most areas of the country, but for stations outside a Nielson-defined market this definition depends upon a technical analysis of the stations’ service areas. A radio station that provides more than 15% of another in-market station’s weekly programming or sells more than 15% of another in-market station’s weekly advertising will be deemed to have an attributable interest in that station that subjects the stations to the ownership rule limits.
The FCC’s radio-television cross-ownership rule separately limits broadcast ownership, generally allowing: common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and seven radio stations in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” under this rule generally includes independently owned and locally-received commercial and noncommercial broadcast television and radio stations, significant local newspapers, and one local cable system.
The restrictions imposed by the FCC’s ownership rules may apply to a corporate licensee due to the ownership interests of its officers, directors or significant shareholders. If such parties meet the FCC’s criteria for holding an attributable interest in the licensee, they are likewise expected to comply with the ownership limits, as well as other licensee requirements such as compliance with certain criminal, antitrust, and antidiscrimination laws.
The FCC routinely reviews its ownership rules, and we cannot predict the outcome of the FCC’s ongoing reconsideration of these ownership issues or the effect of any FCC revision of these ownership policies on our stations' operations or our business.
In order to provide additional spectrum for mobile broadband and other services, Congress has granted the FCC authority to conduct spectrum auctions in which some television broadcasters would voluntarily give up spectrum in return for a share of the auction proceeds. The FCC has begun the process of conducting an auction to purchase television broadcast spectrum and intends to complete the auction during 2016. Broadcasters are concerned that the FCC’s approach to the post-auction “repacking” of the remaining television stations into the reduced broadcast spectrum may not adequately protect stations’ over-the-air service and may particularly disadvantage any stations that are relocated to the frequencies that will then be employed for wireless service purposes in other geographic areas. Broadcasters also are concerned that the FCC’s post-auction plans do not provide sufficient time to complete the repacking before the sold spectrum will be authorized for wireless use and that there will not be adequate compensation for those stations that are required to change facilities due to repacking. Implementing the post-auction changes in stations' frequencies and tower site locations may be complicated and costly, and stations located near the Canadian and Mexican borders are at particular risk of service loss and difficulty in finding alternative transmitter sites due to the need to coordinate international frequency use. Despite warnings about potential difficulties, such as a lack of available qualified tower crews for the significant number of moves that may be required, the FCC has expressed confidence that adequate time will be available to complete the repacking, and it plans to impose a “hard” deadline that could require a station that is unable to relocate in time to cease broadcasting on its existing frequency even though its new facility is not yet ready to provide service.
Separately, the FCC has expanded its commitment to permitting non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In connection with the auction process, the FCC has tentatively decided to further reduce the spectrum available for television broadcasting by reserving one or two 6 MHz channels in each market for non-broadcast, unlicensed services (including wireless microphones). The repacking of television broadcast spectrum and the reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations may not be able to find space to operate in the reduced band and they enjoy only “secondary” status that offers no protection from interference caused by a full-power station. We cannot predict the effect of these proceedings on our offering of digital television service or our business.
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
In accord with a Congressional directive, the FCC has recently initiated a new rulemaking to reexamine the retransmission consent negotiation process and particularly the standards that may trigger the agency’s intervention to enforce the obligation of the parties to negotiate these agreements in “good faith.” While the FCC has previously concluded that it lacks authority to require arbitration or mandate station carriage, it has restricted the practice whereby some independently-owned stations in a market would jointly negotiate retransmission consent rights, and it is seeking additional comment on whether it should eliminate its “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. We cannot predict the outcome of these proceedings or their possible impact on the Company.
Other proceedings before the FCC and the courts are reexamining policies that have protected television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC has initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. This proceeding raises a variety of issues, including whether some Internet-based distributors might be able to take advantage of MVPDs' statutory copyright licensing rights. Other ongoing copyright-related controversies involve, for example, the legality of digital recorders or Internet-based recording services that can automatically remove commercials from television broadcast programming during playback. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing television broadcast programming or their possible impact on the Company.
Radio station revenues are subject to the regulatory decisions of the Copyright Royalty Board (“CRB”) which sets rates for broadcasters’ royalty payments to music copyright holders for the performance of their works. Whether radio stations should also pay royalties to music performers is a long-standing and controversial topic before Congress. We cannot predict the impact that future decisions of the CRB or Congress with respect to these matters might have upon our radio stations’ revenues or their possible impact on the Company.
During recent years, the FCC has significantly increased the penalties it imposes for violations of its rules and policies. For example, a recent settlement of an investigation involving a single radio station’s failure to broadcast proper sponsorship identification announcements in a series of ads required the licensee to make a payment of over $500,000. Uncertainty continues regarding the scope of the FCC's authority to regulate indecent programming, but the agency has increased its enforcement efforts regarding other programming issues such as broadcasting proper emergency alerts and extending service to persons with disabilities. We cannot predict the effect of the FCC’s expanded enforcement efforts on the Company.

DIGITAL

Our digital segment includes a collection of local and national digital brands. The local brands consist of our television and radio station websites, as well as the related smartphone and tablet apps, which earn revenues from advertising sales and related digital advertising products and marketing services. Our local digital sites offer comprehensive local news, information and user-generated content, as well as national content and other content sources. We continue to enhance our online and digital services using features such as long-form text articles in addition to streaming video and audio, to deliver news and information. Many of our journalists routinely produce videos for consumption through our digital platforms and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build our audiences. We have embraced mobile technology by offering our products on apps available on the Apple, Android, Kindle Fire and Windows platforms. During the fourth quarter of 2015 our local markets served 253 million page views and had an average of 21.7 million unique users; we had approximately 950,000 monthly active users of our local, mobile and tablet apps; and combined, our local websites and mobile products delivered approximately 25 million video views.
The national digital brands compete on emerging platforms and marketplaces where audience and revenue growth are the fastest, such as over-the-top (OTT) audio and video. OTT refers to the delivery of audio, video and other media over the Internet through third parties such as Hulu, Netflix, HBO NOW and Sling TV. Consumers can access the OTT content through internet-connected devices such as computers, gaming consoles (such as PlayStation or Xbox), set-top boxes (such as Roku or Apple TV), smartphones, smart TVs and tablets. A podcast is a digital audio recording, usually part of a themed series, which can be downloaded from the Internet to a media player or computer. Both OTT video and audio-podcasting platforms enable us to expand our reach and number of viewers beyond that of our local audience and also enable us to attract a variety of different advertisers.
Our national digital brands includes Newsy and Midroll Media (Midroll). Newsy is an OTT video news service focused on the millennial generation that brings perspective and analysis to reporting on world and national news, including politics, entertainment, science and technology. During the fourth quarter of 2015, Roku users spent an average of 27 minutes per session watching Newsy content. Apple TV named Newsy to its "Best of 2015" app list. Another national digital brand, Midroll, is a podcast industry leader that creates original podcasts and operates a network that generates revenue for more than 200 shows, with on-air talent such as Marc Maron and Bill Simmons. Midroll also has a subscription service called Howl which operates through a smartphone app that makes it easier to find and engage with podcasts. During the fourth quarter of 2015, Midroll's podcasts were downloaded an average of 113 million times per month.
Revenue sources
Digital advertising
Our local and national digital operations earn revenue primarily through the sale of advertising to local and national customers. Digital advertising includes fixed-duration campaigns whereby, for a fee, a video preroll, a banner, text or other advertisement appears for a specified period of time; impression-based campaigns where the fee is based on the number of times the advertisement appears in webpages viewed by a user; and click-through campaigns where the fee is based on the number of users who click on an advertisement and are directed to the advertisers’ websites. We use a variety of audience-extension programs to enhance the reach of our websites and garner a larger share of advertising dollars that are spent online.
Another source of advertising revenue comes from our national digital brand Midroll, which earns revenue from the sale of advertisement spots on its original podcasts which it creates and distributes through its owned-and-operated networks, Earwolf and Wolfpop.
Other
Other revenue sources primarily include digital marketing and subscription services.
We offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns. Additionally, Midroll acts as a sales and marketing representative by working with advertisers to connect them to a specific podcast based on the advertiser's desired target audience.
The primary source of subscription revenue comes from Howl, which is a subscription service launched by Midroll in August 2015, where users pay a standard monthly fee for access to premium content service.
Expenses
Employee costs accounted for 68% of segment costs and expenses in 2015.

Other segment costs and expenses in 2015 were attributable to news coverage costs, network and digital hosting costs and other miscellaneous expenses.
Syndication and Other
Syndication and other primarily includes the syndication of news features and comics and other features for the newspaper industry.

Employees
As of December 31, 2015, we had approximately 3,800 full-time equivalent employees, of whom approximately 2,800 were with television, 400 with radio and 400 with our digital operations. Various labor unions represent approximately 400 employees, the majority of which are in television. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be satisfactory.

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

•
Television and radio advertising revenues in even-numbered years benefit from political advertising, which is affected by campaign finance laws, as well as the competitiveness of specific political races in the markets where our television and radio stations operate.

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

•
Television stations have significant exposure to advertising in the automotive and services industries. If advertising within these industries declines and we are unable to secure replacement advertisers, advertising revenues could decline and affect our profitability.

If we are unable to respond to any or all of these factors, our advertising revenues could decline and affect our profitability.

Programmatic advertising models that allow advertisers to buy audiences at scale or through automated processes may begin to play a more significant role in the local television and radio advertising marketplace, and may cause downward pricing pressure or affect our pricing, resulting in a loss of revenue that could materially adversely affect broadcast operations.
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
The growth of direct content-to-consumer delivery channels may fragment our television audiences. This fragmentation could adversely impact advertising rates as well as cause a reduction in the revenues we receive from retransmission consent agreements, resulting in a loss of revenue that could materially adversely affect our television broadcast operations.
We deliver our television programming to our audiences over air and through cable and satellite service providers. Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers, such as the "Big 4" broadcast networks, cable networks such as HBO and Showtime, and new content developers, distributors and syndicators such as Amazon, Hulu and Netflix, are now able to deliver their programing directly to consumers, “over-the-top.” The delivery of content directly to the consumer allows them to bypass the programming we deliver, which may impact our audience size. Fragmentation of our audiences could impact the rates we receive from our advertisers. In addition, fewer subscribers of cable and satellite service providers would also impact the revenue we receive from retransmission consent agreements.

Widespread adoption of over-the-top by our audiences could result in a reduction of our advertising and retransmission revenues and affect our profitability.

Our radio broadcasting stations similarly confront audience fragmentation caused by a proliferation of alternative digital programming services-including mobile services-that could affect their advertising rates.

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

Fifteen of our stations have affiliations with the ABC television network, five with the NBC television network, two with each of the FOX, CBS and MY television networks and one with the CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial advertising time during the programming, and the "Big 4" networks, ABC, NBC, CBS and FOX, also require stations to pay fees for the right to carry programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts. There is no assurance that we will be able to reach agreements with networks about the amount of these fees.
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the respective network. Loss of network affiliation would require us to obtain replacement programming, which may involve higher costs and may not be as attractive to target audiences, resulting in lower advertising revenues. In addition, loss of any network affiliation would result in materially lower retransmission revenue, particularly in the case of the "Big 4" networks.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements and network affiliation agreements, by consolidation of cable or satellite television systems, by new technologies for the distribution of broadcast programming, or by revised government regulations.

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
Changes in the Communications Act of 1934, as amended (the “Communications Act”) or the FCC’s rules with respect to the negotiation of retransmission consent agreements between broadcasters and MVPDs could also adversely impact our ability to negotiate acceptable retransmission consent agreements. Congress, for example, has directed the FCC to reexamine its policies concerning the parties’ legal obligation to bargain in “good faith,” and MVPDs are urging the FCC to prescribe new limits on a station’s ability to limit access to its programming during such negotiations. In addition, continued consolidation among cable television operators could adversely impact our ability to negotiate acceptable retransmission consent agreements.

There are proceedings before the FCC and legislation has been proposed in Congress reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC is considering the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to MVPDs. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements and other regulations could be jeopardized. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on our operations.

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

•
As discussed under Federal Regulation of Broadcasting, the FCC is encouraging some television licensees to voluntarily auction away their spectrum rights in order to increase the spectrum available for wireless service use. After this auction, an undetermined number of the remaining television stations will have their licenses modified to specify new operating frequencies and/or new transmitter locations, and the FCC is setting tight deadlines for the completion of these facility changes in order to make the reallocated spectrum promptly available to buyers. Depending on the number of such relocations required, some stations could confront substantial costs and difficulty in completing these relocations within the allotted time, adversely affecting these stations’ over-the-air service. Also, some television stations may be assigned to the spectrum band that is otherwise being reallocated to wireless use, and this separation from other television stations could affect them in unexpected ways, such as limiting their options to offer advanced services in the future.

•
The FCC and other government agencies are considering other proposals intended to promote consumer interests, including proposals to encourage locally-focused public interest television programming and restrict certain types of advertising to children. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.

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
At December 31, 2015, the projected benefit obligations of our pension plans exceeded plan assets by $203 million. Accrual of service credits are frozen under both defined benefit pension plans covering a majority of employees, including those covered under supplemental executive retirement plans. These pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause declines in the asset values of these plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We may be unable to effectively integrate any new business we acquire.
We may make future acquisitions and could face integration challenges and acquired businesses could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected, and impairment charges may result if acquired businesses significantly under perform relative to our expectations.
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

The indemnification obligations described above could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we will be liable or for which we will seek payment from Journal Media Group. Journal Media Group’s ability to satisfy these indemnities will depend upon future financial performance. Similarly, our ability to satisfy any such obligations to Journal Media Group will depend on our future financial performance. We cannot assure that we will have the ability to satisfy any substantial obligations to Journal Media Group or that Journal Media Group will have the ability to satisfy any substantial indemnity obligations to us.

Journal Media Group is a party to a merger agreement pursuant to which it has agreed to become a wholly owned subsidiary of Gannett Co., Inc. The completion of this merger will neither change the indemnification obligations of Scripps or Journal Media Group described above nor result in Gannett Co., Inc. itself bearing any responsibility to fulfill Journal Media Group's obligations to us.

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
We own substantially all of the facilities and equipment used by our television and radio stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signals.

Item 3.	Legal Proceedings
We are involved in litigation arising in the ordinary course of business, such as defamation actions, and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	59	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999 to 2008) and Chief Operating Officer (2006 to 2008)
Timothy M. Wesolowski	57
Senior Vice President and Chief Financial Officer (since August 2011); Treasurer (2011 to 2015); Senior Vice President Finance - Call Center Division, Convergys Corporation (2010 to 2011); Senior Vice President Finance/Controller, Convergys Corporation (2006 to 2009)

William Appleton	67	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Lisa A. Knutson	50	Senior Vice President/Chief Administrative Officer (since September 2011); Senior Vice President/Human Resources (2008 to 2011)
Brian G. Lawlor	49	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004 to 2008)
Adam Symson	41	Senior Vice President/Digital (since February 2013); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media/Television (2007 to 2011)
Douglas F. Lyons	59	Vice President, Controller (since July 2008) and Treasurer (since May 2015); Vice President Finance/Administration (2006 to 2008), Director Financial Reporting (1997 to 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2015, there were approximately 16,437 owners of our Class A Common shares, based on security position listings, and 70 owners of our Common Voting shares (which do not have a public market). On April 1, 2015, Scripps' shareholders received a $60 million special cash dividend as part of the Journal broadcast merger and newspaper spin-off transactions. We did not pay any cash dividends in 2014.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th

2015
Market price of common stock:
High	$28.44	$25.41	$23.10	$22.56
Low	19.73	21.73	16.01	17.27
Cash dividends per share of common stock	$—	$1.03	$—	$—
2014
Market price of common stock:
High	$21.40	$21.16	$21.76	$23.34
Low	16.17	16.06	16.31	15.22
Cash dividends per share of common stock	$—	$—	$—	$—
There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A Common shares during the quarter ended December 31, 2015 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

10/1/15-10/31/15	122,340	$17.64	$2,158,256	$86,940,335
11/1/15-11/30/15	40,000	20.85	834,017	$86,106,318
12/1/15-12/31/15	116,500	19.99	2,328,640	$83,777,678
Total	278,840	$19.08	$5,320,913
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $16 million shares under this authorization through December 31, 2015. An additional $84 million of shares may be repurchased pursuant to the authorization, which expires December 31, 2016.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2010, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of our newspaper business at April 1, 2015 is treated as a reinvestment of a special dividend pursuant to SEC rules.
We continually evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our Current Peer Group Index are Nexstar Broadcasting Group, TEGNA, Media General, Sinclair Broadcast Group, Tribune Media, Gray Television, Saga Communications and Beasley Broadcast Group.

Our peer group was revised in 2015 to exclude McClatchy, New York Times Company and Tribune Publishing and include Saga Communications and Beasley Broadcast Group following the spin-off of our newspaper business and acquisition of the Journal radio group. The Peer Group Index is weighted based on market capitalization.

COMPARISON OF CUMULATIVE TOTAL RETURN

E. W. Scripps Company
S&P 500 Index
New Peer Group Index
Old Peer Group Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

ASSUMES $100 INVESTED ON DEC. 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2015

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015

The E. W. Scripps Company	$100.00	$78.92	$106.50	$213.99	$220.20	$212.11
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
Current Peer Group Index	100.00	98.68	135.68	298.82	272.40	257.34
Previous Peer Group Index	100.00	91.61	121.08	257.06	233.46	217.72

The following graph compares the return of the Company's Class A Common shares with that of the indices noted above for the period of April 1, 2015 (date of newspaper spin-off) through December 31, 2015. The graph assumes an investment of $100 in our Class A Common shares, the S&P 500 Index, and an Index based on a peer group of media companies and that all dividends were reinvested. This graph uses the same Peer Group Index stated above.

COMPARISON OF CUMULATIVE TOTAL RETURN
E. W. Scripps Company
S&P 500 Index
New Peer Group Index
$110
$100
$90
$80
$70
$60
4/1/2015
6/30/2015
9/30/2015
12/31/2015
ASSUMES $100 INVESTED ON APR. 01, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2015

	4/1/2015	6/30/2015	9/30/2015	12/31/2015

The E. W. Scripps Company	$100.00	$94.62	$73.17	$78.67
S&P 500 Index	100.00	100.66	94.18	100.82
Current Peer Group Index	100.00	97.87	74.28	84.97

Item 6.	Selected Financial Data
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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 26, 2016, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

THE E. W. SCRIPPS COMPANY

Dated: February 26, 2016	By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 26, 2016.

Signature	Title

/s/ Richard A. Boehne	Chairman of the Board of Directors, President, Chief Executive Officer
Richard A. Boehne	(Principal Executive Officer)

/s/ Timothy M. Wesolowski	Senior Vice President and Chief Financial Officer
Timothy M. Wesolowski

/s/ Douglas F. Lyons	Vice President, Controller and Treasurer
Douglas F. Lyons	(Principal Accounting Officer)

/s/ Charles Barmonde	Director
Charles Barmonde

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Roger L. Ogden	Director
Roger L. Ogden

/s/ Mary Peirce	Director
Mary Peirce

/s/ J. Marvin Quin	Director
J. Marvin Quin

/s/ Kim Williams	Director
Kim Williams

The E. W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2015 (1)	2014 (1)	2013 (1)	2012 (1)	2011 (1)

Summary of Operations (2)
Total operating revenues	$716	$499	$432	$504	$314
(Loss) income from continuing operations before income taxes	(99)	9	(22)	41	(25)
Net (loss) income from continuing operations	(67)	9	(10)	31	(14)
Depreciation and amortization of intangibles	(52)	(32)	(31)	(30)	(18)

Per Share Data
(Loss) income from continuing operations — diluted	$(0.86)	$0.16	$(0.18)	$0.57	$(0.24)
Cash dividends	1.03	—	—	—	—

Market Value of Common Shares at December 31
Per share	$19.00	$22.35	$21.72	$10.81	$8.01
Total	1,591	1,274	1,217	600	435

Balance Sheet Data
Total assets	$1,681	$1,031	$966	$1,031	$971
Long-term debt (including current portion)	399	196	200	196	212
Equity	901	520	548	540	517
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2015, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

(1)
2015 — On April 1, 2015, we acquired the broadcast group owned by Journal Communications, Inc. On July 22, 2015, we acquired Midroll Media. Operating results for each are included for periods after the acquisitions.

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

2015 — On April 1, 2015, we completed the spin-off of our newspaper business.

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

Executive Overview
The E. W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of television, radio and digital media brands. We operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll, and over-the-top ("OTT") video news service, Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee.

On April 1, 2015, Scripps and Journal Communications, Inc. ("Journal") closed their transactions to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company. Upon completion of the transactions, Scripps shareholders received 0.25 shares of common stock of Journal Media Group for each share of Scripps stock. A $60 million special cash dividend, which was approximately $1.00 per share, was also paid to the Scripps shareholders. Journal shareholders received 0.195 shares of common stock of Journal Media Group and 0.5176 class A common shares of Scripps for each share of Journal stock they held.

Journal Media Group ("JMG") combined the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel. Operations for Scripps' newspapers are included in our operating results for the periods prior to April 1, 2015 as discontinued operations.

The merged broadcast operations, which retained The E. W. Scripps Company name, is one of the nation’s largest independent TV station ownership groups, reaching nearly one in five U.S. television households and serving 24 markets. We also own 34 radio stations in eight markets. The company has approximately 3,800 employees across its television, radio and digital media operations. The merger enhances our national broadcast footprint, and we now have affiliations with all of the "Big 4" television networks.

The merger with the Journal broadcast business further leverages Scripps' digital investments, adding large and attractive markets to the portfolio. We expect to build and launch market-leading digital brands that serve growing digital media audiences.

We continued our expansion of our digital business with the July 22, 2015 acquisition of Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that sells advertising for more than 200 shows, including “WTF with Marc Maron" and "Comedy Bang! Bang!” The purchase price was $50 million in cash, plus a $10 million earnout provision.

The evolution of the OTT market has created new distribution platforms for Newsy. We believe the OTT market provides significant opportunities to expand the Newsy audience. We have announced agreements with Apple TV, Comcast's Watchable, PlutoTV, and Xumo and are accelerating our rollout of Newsy to other OTT services. The development of OTT services will require additional investment in Newsy. The additional investment, combined with other market changes that resulted in the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015. In the third quarter of 2015, we recorded a $21 million non-cash charge to reduce the carrying value of goodwill and $2.9 million to reduce the value of certain intangible assets.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013

Operating revenues	$715,656	43.5%	$498,752	15.4%	$432,357
Employee compensation and benefits	(340,042)	31.9%	(257,870)	14.3%	(225,644)
Programs and program licenses	(121,479)	118.9%	(55,487)	3.1%	(53,826)
Other expenses	(163,297)	41.8%	(115,175)	0.9%	(114,164)
Defined benefit pension plan expense	(58,674)		(5,671)	(30.1)%	(8,110)
Acquisition and related integration costs	(37,988)		(9,708)		—
Depreciation and amortization of intangibles	(51,952)		(32,180)		(30,522)
Impairment of goodwill and intangibles	(24,613)		—		—
(Losses) gains, net on disposal of property, plant and equipment	(483)		2,872		(296)
Operating (loss) income	(82,872)		25,533		(205)
Interest expense	(15,099)		(8,494)		(10,437)
Miscellaneous, net	(1,421)		(7,693)		(11,350)
(Loss) income from continuing operations before income taxes	(99,392)		9,346		(21,992)
Benefit for income taxes	32,755		111		11,907
Net (loss) income from continuing operations	(66,637)		9,457		(10,085)
Net (loss) income from discontinued operations, net of tax	(15,840)		1,072		9,611
Net (loss) income	$(82,477)		$10,529		$(474)
2015 compared with 2014

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

Operating revenues increased 43% in 2015 compared to 2014. The acquired operations accounted for $217 million of the increase. For stations owned for the entire year, a $52 million decline in political advertising revenue was offset by a $49 million increase in retransmission revenue. In 2014, we completed negotiations with satellite and cable television systems covering approximately 5.6 million subscribers in certain of our markets and our 2015 results reflect the renewal of those agreements. We completed a new agreement, effective January 2016, with Time Warner Cable covering approximately 3 million households. This agreement will contribute to approximately a 60% increase in retransmission revenues in 2016 compared to 2015.

Employee compensation and benefits increased 32% in 2015 compared to 2014 primarily driven by the impact of the acquired stations.

Programs and program licenses expense more than doubled in 2015 primarily due to the acquisitions and higher network fees. The acquired stations accounted for $39 million of the increase while higher network license fees, offset by lower syndicated programming expense, accounted for the rest. We completed new agreements for 10 of our ABC stations at the beginning of 2015 and one of our CBS stations in July 2015.

Other expenses are comprised of the following:

	For the years ended December 31,
(in thousands)	2015	Change	2014

Facilities rent and maintenance	$33,937	29.9%	$26,117
Purchased news and content	8,888	76.2%	5,044
Marketing and promotion	12,097	72.9%	6,997
Miscellaneous costs	108,375	40.7%	77,017
Total other expenses	$163,297	41.8%	$115,175

Other expenses increased in 2015 compared to prior year, most of which was driven by the acquired stations.

Acquisition and related integration costs of $38 million in 2015 and $9.7 million in 2014 include costs associated with the Journal transactions and other acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

Depreciation and amortization expense increased from $32 million in 2014 to $52 million in 2015 due to the acquired stations.

In 2015, we recorded a $25 million non-cash charge to reduce the carrying value of goodwill and certain intangible assets associated with Newsy and a smaller business.

Defined benefit plan expense increased year-over-year due to a $45.7 million non-cash settlement charge for the lump-sum pension benefit payments made to certain pension participants, a $1.1 million curtailment charge resulting from the spin-off of our newspaper business and the additional expense related to the pension obligations assumed in the Journal acquisition.

In 2014, a $3 million gain on the sale of excess land is included in gains on disposal of property, plant and equipment.

Interest expense increased year-over-year due to the increased debt related to the Journal acquisition.

Miscellaneous expense of $7.7 million in 2014 included a $5.9 million non-cash charge to reduce the carrying value of investments.

The effective income tax rate was 33.0% and 1.2% for 2015 and 2014, respectively. State and local taxes and non-deductible expenses impacted our effective rate. Portions of the acquisition and integration costs we incurred in connection with the Journal transactions are not deductible and the Newsy goodwill impairment is not deductible for income taxes. In addition, our effective income tax rates for 2015 and 2014 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2015 and 2014, we recognized $2.5 million and $6.0 million, respectively, of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions.
2014 compared with 2013
The Company completed its acquisition of two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impacts the comparability of our consolidated and television division operating results.
Operating revenues increased 15% in 2014 compared to 2013. The increase was driven by $53 million more of political advertising and $13 million more of retransmission revenue, excluding the impact of Granite, while national and local advertising softened in the second half of the year. Digital revenues increased nearly $6 million primarily driven by Newsy, which was acquired in January 2014, as well as increased revenues from our local digital business due to an expanded sales force.

Retransmission revenues excluding Granite increased approximately 30% in 2014, primarily due to annual rate increases in long-term contracts and the renewal in the middle of the year of a retransmission agreement with an MVPD providing service to about 15% of the subscribers to such services in our markets. We renewed retransmission agreements with MVPDs providing service to another 15% of subscribers to those services later in the year.

Employee compensation and benefits increased 14% in 2014. Employee compensation and benefits associated with supporting our digital operations increased more than $12 million over the prior year. The impact of the acquisition of two Granite television stations on employee compensation and benefits was $4.9 million. The television division incurred severance costs primarily as a result of centralizing our master control hub, which accounted for $1.6 million of the increase. Higher incentive compensation in 2014 accounted for $4.6 million of the increase over 2013.

Programs and program licenses expense increased 3.1% in 2014 primarily due to the Granite acquisition and higher network fees. The acquired Granite stations accounted for $2.9 million of the increase while higher network license fees, offset by lower syndicated programming expense, accounted for the rest.

Other expenses are comprised of the following:

	For the years ended December 31,
(in thousands)	2014	Change	2013

Facilities rent and maintenance	$26,117	23.7%	$21,113
Purchased news and content	5,044	(2.2)%	5,159
Marketing and promotion	6,997	(7.4)%	7,560
Miscellaneous costs	77,017	(4.1)%	80,332
Total other expenses	$115,175	0.9%	$114,164

Defined benefit pension plan expense decreased to $5.7 million in 2014 from $8.1 million in 2013.

Acquisition and related integration costs of $9.7 million in 2014 include costs associated with the acquisition of two television stations from Granite Broadcasting, as well as costs for the Journal transactions.

Interest expense decreased in 2014 due to a decline in our borrowing rate when we refinanced our debt in the fourth quarter of 2013.

Miscellaneous expense in 2014 includes a $5.9 million non-cash charge to reduce the carrying value of investments. In 2013, miscellaneous expense includes a $3.0 million non-cash loss on the disposition of an investment, as well as a $4.6 million non-cash charge to write-off deferred loan fees as a result of the refinancing of our debt.

The effective income tax rate was 1.2% and 54.1% for 2014 and 2013, respectively. The impact of state and local taxes and non-deductible expenses (including a portion of the transaction costs for the Journal transactions) has made our effective rate volatile due to relatively small amounts of pretax income or loss in each of the reporting periods. In addition, our effective income tax rates for 2014 and 2013 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2014 and 2013, we recognized $6.0 million and $3.1 million, respectively, of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions.

Discontinued Operations

Discontinued operations reflect the historical results of our newspaper operations, which were spun-off on April 1, 2015. On April 1, Scripps and Journal separated their newspaper businesses and then combined them through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group, Inc.

Upon completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis indicated that, as of April 1, 2015, there was a non-cash impairment loss on the disposal of the newspaper business of $30 million, which was recorded on the date of the spin-off, April 1, 2015, and is included as a component of discontinued operations.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013

Segment operating revenues:
Television	$609,551	30.5%	$466,965	15.0%	$405,941
Radio	58,881		—		—
Digital	38,928	70.1%	22,881	33.6%	17,131
Syndication and other	8,296	(6.8)%	8,906	(4.1)%	9,285
Total operating revenues	$715,656		$498,752		$432,357
Segment profit (loss):
Television	$139,797	2.6%	$136,319	38.3%	$98,562
Radio	12,837		—		—
Digital	(17,103)	(25.1)%	(22,828)	22.0%	(18,716)
Syndication and other	(1,074)		(1,499)		11
Shared services and corporate	(43,619)	4.4%	(41,772)	1.6%	(41,134)
Defined benefit pension plan expense	(58,674)		(5,671)		(8,110)
Acquisition and related integration costs	(37,988)		(9,708)		—
Depreciation and amortization of intangibles	(51,952)		(32,180)		(30,522)
Impairment of goodwill and intangibles	(24,613)		—		—
(Losses) gains, net on disposal of property, plant and equipment	(483)		2,872		(296)
Interest expense	(15,099)		(8,494)		(10,437)
Miscellaneous, net	(1,421)		(7,693)		(11,350)
(Loss) income from continuing operations before income taxes	$(99,392)		$9,346		$(21,992)

Television — Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big-four affiliated stations. We also own five Azteca America Spanish-language affiliates. Our television stations reach approximately 18% of the nation’s television households. Our television stations earn revenue primarily from the sale of advertising time to local, national and political advertisers and retransmission fees received from cable operators and satellite carriers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally and nationally internally produced programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
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
Operating results for our television segment were as follows:

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013

Segment operating revenues:
Local	$315,054	33.1%	$236,772	1.9%	$232,358
National	137,935	26.0%	109,448	(7.5)%	118,375
Political	9,151		57,981		4,272
Retransmission	136,571	143.1%	56,185	32.2%	42,505
Other	10,840	64.8%	6,579	(22.0)%	8,431
Total operating revenues	609,551	30.5%	466,965	15.0%	405,941
Segment costs and expenses:
Employee compensation and benefits	242,303	28.0%	189,261	9.3%	173,114
Programs and program licenses	110,722	99.5%	55,487	3.1%	53,826
Other expenses	116,729	35.9%	85,898	6.8%	80,439
Total costs and expenses	469,754	42.1%	330,646	7.6%	307,379
Segment profit	$139,797	2.6%	$136,319	38.3%	$98,562
2015 compared with 2014

The Company completed its acquisition of the Journal television stations on April 1, 2015 and the acquisition of two Granite television stations on June 16, 2014, collectively referred to as the "acquired stations." The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our television division operating results.
Revenues

Total television revenues increased 31% in 2015. The acquired stations accounted for just over $147 million of the year-over-year increase. For stations owned for the entire year, a $52 million decline in political advertising revenue was offset by a $49 million increase in retransmission revenue. In 2014, we completed negotiations with satellite and cable television systems covering approximately 5.6 million subscribers in certain of our markets and our 2015 results reflect the renewal of those agreements.

Costs and expenses

Employee compensation and benefits increased 28% in 2015 primarily due to the acquired stations.

Programs and program licenses expense nearly doubled during the year compared to 2014, primarily due to the acquisitions and higher network affiliate fees. The acquired stations accounted for $28 million of the increase for the year while higher network license fees, offset by lower syndicated programming expense, accounted for the rest. We completed new agreements for 10 of our ABC stations at the beginning of 2015 and one of our CBS stations in July 2015.

Other expenses increased 36% in 2015 primarily due to the impact of the acquired stations.
2014 compared with 2013
The Company completed its acquisition of two Granite television stations on June 16, 2014. The inclusion of operating results from these stations for the period subsequent to the acquisition impacts the comparability of our television division operating results.
Revenues

Total television revenues increased 15%, or $61 million, in 2014 compared to 2013. The increase was driven by $53 million more of political advertising and $13 million more of retransmission revenue excluding the impact of Granite, while national and local advertising softened in the second half of the 2014.

Retransmission revenues excluding Granite increased approximately 30% in 2014, primarily due to annual rate increases in long-term contracts and the renewal in the middle of the year of a retransmission agreement with an MVPD providing service to about 15% of the subscribers to such services in our markets.

Other revenues decreased $1.9 million compared to the prior year, due to a $1.2 million decrease in revenues we received for news production and television services provided by our West Palm Beach television station to another station in the market.

Costs and expenses

Employee compensation and benefits increased $16 million, or 9.3%. The acquired Granite stations accounted for nearly $5 million of the increase, while the addition of approximately 80 positions to staff The List and The Now, two of our internally developed and produced programs, accounted for most of the rest. Also in 2014, we incurred higher incentive compensation of $1.7 million and increased severance costs of $1.6 million, primarily related to centralizing our master control hub.

Programs and program licenses expense increased 3.1% in 2014 primarily due to the Granite acquisition and higher network fees. The acquired Granite stations accounted for $2.9 million of the increase while higher network license fees, offset by lower syndicated programming expense, accounted for the rest.

Other expenses increased 6.8% compared to 2013 primarily due to the acquired Granite stations.

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
Operating results for our radio segment were as follows:

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013

Segment operating revenues:
Advertising	$56,288		$—		$—
Other	2,593		—		—
Total operating revenues	58,881		—		—
Segment costs and expenses:
Employee compensation and benefits	22,218		—		—
Programs	10,757		—		—
Other expenses	13,069		—		—
Total costs and expenses	46,044		—		—
Segment profit	$12,837		$—		$—

Revenues for the radio division softened at the end of the year and are down compared to the comparable period in 2014 when owned by Journal. Expenses also declined compared to the comparable period when owned by Journal, but by a lower amount.

Digital — Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, an over-the-top video news service, and Midroll, a podcast industry leader.

Our digital operations earn revenue primarily through the sale of advertising and marketing services.
Operating results for our digital segment were as follows:

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013

Total operating revenues	$38,928	70.1%	$22,881	33.6%	$17,131
Segment costs and expenses:
Employee compensation and benefits	38,077	5.6%	36,067	53.3%	23,524
Other expenses	17,954	86.2%	9,642	(21.8)%	12,323
Total costs and expenses	56,031	22.6%	45,709	27.5%	35,847
Segment profit	$(17,103)	(25.1)%	$(22,828)	22.0%	$(18,716)
2015 compared with 2014

Revenues

Digital revenues increased 70% in 2015 compared to 2014. The increase for the year includes $5.9 million and $4.6 million, respectively, from the acquired Journal stations and the Midroll acquisition. The remainder of the increase was driven by our focus on increasing digital advertising revenues with an expanded sales force in our television markets and increased revenue from programmatic advertising.

Costs and Expenses

Digital costs and expenses increased 23% in 2015 compared to 2014 primarily due to the impact of the acquired Journal stations and our acquisition of Midroll.
2014 compared with 2013

Revenues

Digital revenues increased 34% in 2014. The increase for the year includes $3.2 million from the January 2014 acquisition of Newsy, while the remainder of the increase was driven by our focus on increasing digital advertising revenues with an expanded sales force.

Costs and Expenses

Digital costs and expenses increased 28% in 2014 compared to 2013. Employee compensation increased by 53% due to $2.3 million of additional costs from Newsy and the remainder was from the expansion of the sales force. Other expenses decreased 22% due to the elimination of costs incurred in 2013 when we were implementing new systems and processes to make our digital operations more efficient. These costs savings were partially offset by expenses from Newsy.

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

2015 to 2014

Shared services and corporate expenses were $44 million in 2015 and $42 million in 2014 increasing by $1.8 million primarily due to higher incentive compensation.

2014 to 2013

Shared services and corporate expenses were $42 million in 2014 and $41 million in 2013.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(82,477)	$10,529	$(474)
(Loss) income from discontinued operations	(15,840)	1,072	9,611
(Loss) income from continuing operations	(66,637)	9,457	(10,085)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	51,952	32,180	30,522
Impairment of goodwill and intangibles	24,613	—	—
Losses (gains) on sale of property, plant and equipment	483	(2,872)	296
Loss on sale of investments	—	63	3,000
Deferred income taxes	(26,831)	5,384	(4,344)
Excess tax benefits of share-based compensation plans	—	(8,352)	—
Stock and deferred compensation plans	10,125	6,992	5,780
Pension expense, net of payments	58,358	4,433	7,877
Other changes in certain working capital accounts, net	(43,790)	29,243	(31,210)
Miscellaneous, net	555	1,767	4,925
Net cash provided by continuing operating activities	8,828	78,295	6,761
Net cash provided by discontinued operating activities	42	23,760	26,744
Net operating activities	$8,870	$102,055	$33,505

2015 to 2014

The $69 million decrease in cash provided by continuing operating activities was primarily attributable to changes in working capital in 2015 compared to 2014, partially offset by a $21 million increase in segment profit. In addition, we incurred transaction costs of $38 million in 2015 and $9.7 million in 2014 in connection with the Journal transactions. Also, the 2015 tax benefit of $33 million will not provide cash until future years when the net operating loss carryforward will reduce taxes payable.

The other primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable decreased $20 million in 2015 compared to 2014. Collections in an odd year are generally lower due to the impact of political advertising in the preceding period, which is paid in advance, increasing overall collections of accounts receivable in that year.

•	In 2015, we made estimated income tax payments of $15 million. We did not make any significant tax payments in 2014.

•	The timing of payments for accounts payable and accrued expenses decreased working capital by $26 million in 2015.

2014 to 2013

The $72 million increase in cash provided by operating activities from continuing operations was primarily attributable to changes in working capital in 2014 compared to 2013 and higher segment profit in 2014. The primary factors affecting changes in working capital are described below.

•	Collections of accounts receivable increased $13 million in 2014 compared to 2013 primarily due to the impact of 2014 fourth quarter political advertising, which is paid in advance.

•	The accrual of incentive compensation, net of the payment of amounts earned in the prior year, increased working capital by $4.7 million in 2014 and decreased working capital by $9.8 million in 2013.

•	The timing of payments for accounts payable increased working capital by $13 million in 2014.

•	In 2014, $8.4 million of excess tax benefits was reflected as a use of cash.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(46,838)	$(149,284)	$—
Proceeds from sale of property, plant and equipment	1,722	5,856	38
Proceeds from sale of property held for sale	14,500	—	—
Additions to property, plant and equipment	(23,105)	(16,300)	(15,857)
Change in restricted cash	250	1,400	1,800
Purchase of investments	(7,658)	(2,652)	(1,575)
Miscellaneous, net	1,578	2,007	69
Net cash used in continuing investing activities	(59,551)	(158,973)	(15,525)
Net cash used in discontinued investing activities	(1,561)	(1,564)	(4,358)
Net investing activities	$(61,112)	$(160,537)	$(19,883)

In 2015, 2014 and 2013 we used $60 million, $159 million and $16 million, respectively, in cash for investing activities for continuing operations. The primary factors affecting our investing activities for the years presented are described below.

•	In 2015, we acquired a podcast industry leader, Midroll Media, for $50 million in cash.

•	In 2015, we invested $5 million to fund the launch and operations of a media company specializing in digital multicasting.

•	In 2015, we received $14.5 million in proceeds from the sale of KNIN, the Fox affiliate located in Boise, ID., which had been placed in a divestiture trust as part of the Journal transactions.

•	In 2014, we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, an over-the-top video news provider, for $35 million in cash.

•	In 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million in cash.

•	In 2014, we completed our acquisition of Geoterrestrial, Inc. ("WeatherSphere") for $4 million in cash.

•	In 2014, we received $5.8 million in proceeds from the sale of excess land.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$200,000	$—	$200,000
Payments on long-term debt	(122,406)	(2,000)	(196,100)
Payments of financing costs	(2,592)	(483)	(2,470)
Dividends paid	(59,523)	—	—
Repurchase of Class A Common shares	(16,222)	(21,237)	(74,199)
Proceeds from employee stock options	7,249	16,579	46,624
Tax payments related to shares withheld for vested stock and RSUs	(5,237)	(4,261)	(6,270)
Excess tax benefits from stock compensation plans	—	8,352	—
Miscellaneous, net	575	(1,264)	(2,484)
Net cash provided by (used in) continuing financing activities	1,844	(4,314)	(34,899)
Net cash used in discontinued financing activities	—	—	(110)
Net financing activities	$1,844	$(4,314)	$(35,009)

In 2015, financing activities provided $2 million in net cash, while in 2014 and 2013, we used $4 million and $35 million, respectively, in net cash for financing activities. The primary factors affecting our financing activities are described below.

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

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at December 31, 2015 and 2014.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2015, we were not required to make additional principal payments based on excess cash flow. Under an amendment completed in 2015, any proceeds up to a stipulated amount that we may potentially receive from the upcoming spectrum auction will not be required to pay down the term loan.
The proceeds from the incremental $200 million loan were used to pay off the $116 million Journal term loan assumed in connection with the Journal acquisition, fund the $60 million special dividend paid to the Scripps shareholders in connection with the Journal transactions and for the payment of transaction expenses.
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $16 million of shares at prices ranging from $15.92 to $24.96 per share during 2015. As of December 31, 2015, we have $84 million remaining for share repurchases under this authorization. Through January 31, 2016, we purchased an additional 0.2 million shares for $3.4 million. Under a previous authorization, we purchased $21 million of shares in 2014 and $74 million of shares in 2013.

In 2015, 2014 and 2013, we received $7 million, $17 million and $47 million, respectively, of proceeds from the exercise of employee stock options.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute between $6 million and $11 million in 2016 to our defined benefit pension plans, including our SERP.
We expect that our cash and short-term investments and cash flows from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.

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
We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We have entered into a $75 million notional value interest rate swap expiring in December 2016 which provides for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative is based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. Through November 2013, this hedge qualified as, and was designated as, a cash flow hedge. Upon refinancing our debt in November 2013, this hedge no longer qualified as a cash flow hedge.
As of December 31, 2015 and 2014, we had outstanding letters of credit totaling $0.8 million and $0.2 million, respectively.

Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2015 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$6,656	$13,312	$382,500	$—	$402,468
Interest on debt	14,268	27,535	26,565	—	68,368
Programming:
Program licenses and network affiliation agreements	164,377	333,119	116,824	59	614,379
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	3,562	7,156	4,223	2,395	17,336
Employment and talent contracts	39,498	36,505	1,596	—	77,599
Operating leases:
Noncancelable	7,032	11,266	7,314	5,112	30,724
Cancelable	1,188	2,320	1,695	1,577	6,780
Pension obligations:
Minimum pension funding	6,308	53,780	71,006	92,166	223,260
Other commitments:
Noncancelable purchase and service commitments	10,511	6,710	3,326	—	20,547
Other purchase and service commitments	34,882	19,177	9,454	3,086	66,599
Total contractual cash obligations	$288,282	$510,880	$624,503	$104,395	$1,528,060

Long-term debt — Long-term debt includes our $395 million Term loan B and $8 million of unsecured subordinated notes payable assumed in the Journal transactions. Our term loan B bears interest at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.75%. The rate on our term loan B was 3.50% at December 31, 2015. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 1% increase in LIBOR would result in an increase in annual interest payments of approximately $4 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2015, we were not required to make any additional principal payments from excess cash flow.

Our unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly.

Other Contractual Obligations — In the ordinary course of business, we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment and to purchase other goods and services.
Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our network affiliation agreements. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation agreements are also included. Variable amounts in excess of the contractual amounts payable to the networks are not included in the amounts above.
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
Pension Funding — We sponsor two noncontributory defined benefit pension plans covering certain full-time Scripps employees that began employment prior to June 30, 2008, as well as certain former Journal Communications, Inc. ("Journal") employees following the acquisition of Journal's broadcast group. We also have two non-qualified Supplemental Executive Retirement Plans ("SERPs") covering Scripps employees and certain former Journal employees.
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2015, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2021-2025. While benefit payments under these plans are expected to continue beyond 2025, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2015, our reserves for income taxes totaled $3.5 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2015. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. At December 31, 2015, we had $586 million of goodwill. For purposes of performing the impairment test for goodwill, our reporting units are our television group, radio group, core digital (comprised of our local digital brands), Midroll and Newsy. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill for the reporting unit is less than its carrying value.
The following is goodwill by reporting unit as of December 31, 2015:

(in thousands)

Television	$466,000
Radio	41,000
Core Digital	22,000
Newsy	8,000
Midroll	46,000
Other	3,000
Total goodwill	$586,000

For our annual impairment testing, we have utilized the Step 1, quantitative approach for performing our annual goodwill test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which if not achieved could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of all of our television and core digital reporting units exceeded their carrying value by over 50% and our Midroll reporting unit exceed its carrying value by over 10%. The fair value of our other reporting units was less than 10% in excess of their carrying value due to their recent acquisition date and therefore are more susceptible to an adverse change in business or macroeconomic conditions impacting the assumptions underlying the estimated fair value, which could possibly lead to a goodwill impairment charge in the future.

We also assess our goodwill for indications of impairment. In the third quarter of 2015, changes in the market for the distribution of video programming services, including the development of over-the-top distribution platforms such as Apple TV, Comcast's Watchable, PlutoTV, Xumo, Roku and Sling, resulted in the need for additional investment in our video news service, Newsy. The additional investment, combined with the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015.

Under the two-step process required by GAAP, we estimated the fair value of Newsy. We concluded that the fair value of Newsy did not exceed its carrying value as of September 30, 2015. We recorded a $21 million non-cash charge in 2015 to reduce the carrying value of goodwill to $8 million. Changes in the future for the outlook of Newsy reducing expected future cash flows, including additional investments, could result in additional impairment charges in the future.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2015, the carrying value of our FCC licenses was $204 million. They are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by almost $9 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value. The recorded value of our FCC licenses from the recently acquired television stations are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge if future assumptions were to change.
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
Our deferred tax asset balance included in our Consolidated Balance Sheet was $14 million at December 31, 2015. We are required to assess the likelihood that our deferred tax assets, which include our net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from the carryback to prior years, carryforward to future years or through other prudent and feasible tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates and if we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.
Pension Plans — We sponsor two noncontributory defined benefit pension plans covering certain full-time Scripps employees that began employment prior to June 30, 2008, as well as certain former Journal Communications, Inc. ("Journal") employees following the acquisition of Journal's broadcast group. We also have two non-qualified Supplemental Executive Retirement Plans ("SERPs") covering Scripps employees and certain former Journal employees. Both of the defined benefit plans and the SERPs have frozen the accrual of future benefits. Defined benefit pension plan expense for the plans was $58.7 million in 2015, $5.7 million in 2014 and $8.1 million in 2013.
Our 2015 expense includes a non-cash pension settlement charge of $45.7 million related to the completion of an offer to eligible former employees with vested, deferred pension plan benefits to receive their benefits either as a lump-sum distribution or an immediate annuity payment. All distributions were made from existing pension plan assets; company funds were not used to make the lump-sum distributions. The funded status of the plan remained materially unchanged as a result of this offer.
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
The assumptions used in accounting for our defined benefit pension plans for 2015 and 2014 are as follows:

	2015	2014

Discount rate for expense	4.01%-4.53%	5.08%
Discount rate for obligations	4.55%	4.23%
Long-term rate of return on plan assets	4.10%-6.10%	5.25%

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension obligations and has no material impact on pension expense.

For our defined benefit pension plans, as of December 31, 2015, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease

Effect on 2016 total pension expense	$(81)	$(175)
Effect on pension benefit obligation as of December 31, 2015	(38,306)	41,307

In 2015, we began the transition to a new asset allocation strategy in which approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are to be invested in equity securities and other return-seeking assets. The new allocation will be completed by the end of 2016. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2016 expected long-term rate of return on plan assets would increase or decrease our 2016 pension expense by approximately $2 million.
We had cumulative unrecognized actuarial losses for our pension plans of $144 million at December 31, 2015. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2015, we had an actuarial gain of $1 million. Based on our current assumptions, we anticipate that 2016 pension expense will include $4.2 million in amortization of unrecognized actuarial losses.
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

Recently Adopted Accounting Standards — In November 2015, the FASB issued new guidance to classify deferred tax assets (DTAs) and deferred tax liabilities as noncurrent in the balance sheet. We have elected to early adopt this guidance effective December 31, 2015. We adopted this guidance retrospectively which results in us classifying the December 31, 2014 current DTA balance of $10.8 million with the noncurrent DTA for a total December 31, 2014 noncurrent DTA balance of $65.4 million.

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs in the financial statements. Under this new guidance, debt issuance costs (except for lines of credit) are classified in the balance sheet as a deduction from the related debt liability rather than as an asset. Additionally, amortization of these costs must be classified as interest expense. We have elected to early adopt this guidance effective December 31, 2015. Retrospective adoption of this guidance resulted in us classifying $3.3 million and $1.6 million of deferred loan costs as of December 31, 2015 and 2014, respectively, as a reduction of long-term debt. Reported interest expense was not affected.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2015		As of December 31, 2014
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan	394,500	388,583	198,000	194,000
Unsecured subordinated promissory notes	7,968	7,993	—	—
Long-term debt, including current portion	$402,468	$396,576	$198,000	$194,000

Interest rate swap	$299	$299	$471	$471

Financial instruments subject to market value risk:
Investments held at cost	$10,652	(a)	$5,433	(a)

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2015. This report appears on page F-26.
Date: February 26, 2016
BY:

/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy M. Wesolowski
Timothy M. Wesolowski
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E. W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E. W. Scripps Company

We have audited the internal control over financial reporting of The E. W. Scripps Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 26, 2016

The E. W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$108,061	$158,459
Restricted cash	6,560	6,810
Accounts and notes receivable (less allowances — $1,610 and $1,390)	171,901	99,609
Income taxes receivable	4,626	—
Miscellaneous	11,482	6,521
Assets of discontinued operations — current	—	44,425
Total current assets	302,630	315,824
Investments	13,856	9,454
Property, plant and equipment	271,047	157,841
Goodwill	585,787	106,261
Other intangible assets	479,187	187,259
Deferred income taxes	13,640	65,366
Miscellaneous	14,713	14,116
Assets of discontinued operations — noncurrent	—	174,983
Total Assets	$1,680,860	$1,031,104

Liabilities and Equity
Current liabilities:
Accounts payable	$31,606	$13,987
Customer deposits and unearned revenue	8,508	8,812
Current portion of long-term debt	6,656	2,000
Accrued liabilities:
Employee compensation and benefits	33,669	20,901
Miscellaneous	25,392	31,890
Other current liabilities	13,992	9,306
Liabilities of discontinued operations — current	—	47,642
Total current liabilities	119,823	134,538
Long-term debt (less current portion)	392,487	194,373
Other liabilities (less current portion)	267,567	169,171
Liabilities of discontinued operations — noncurrent	—	13,089
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2015 - 71,886,969; shares; 2014 - 45,062,522 shares	719	451
Voting — authorized: 60,000,000 shares; issued and outstanding: 2015 - 11,932,722 shares; 2014 - 11,932,722 shares	119	119
Total	838	570
Additional paid-in capital	1,163,985	525,456
Retained earnings (accumulated deficit)	(174,038)	118,693
Accumulated other comprehensive loss, net of income taxes	(89,802)	(126,443)
Total The E. W. Scripps Company shareholders’ equity	900,983	518,276
Noncontrolling interest - discontinued operations	—	1,657
Total equity	900,983	519,933
Total Liabilities and Equity	$1,680,860	$1,031,104

See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2015	2014	2013

Operating Revenues:
Advertising	$548,205	$421,546	$370,733
Retransmission	136,571	56,185	42,505
Other	30,880	21,021	19,119
Total operating revenues	715,656	498,752	432,357
Costs and Expenses:
Employee compensation and benefits	340,042	257,870	225,644
Programs and program licenses	121,479	55,487	53,826
Other expenses	163,297	115,175	114,164
Defined benefit pension plan expense	58,674	5,671	8,110
Acquisition and related integration costs	37,988	9,708	—
Total costs and expenses	721,480	443,911	401,744
Depreciation, Amortization, and Losses (Gains):
Depreciation	34,178	24,168	24,144
Amortization of intangible assets	17,774	8,012	6,378
Impairment of goodwill and intangibles	24,613	—	—
Losses (gains), net on disposal of property, plant and equipment	483	(2,872)	296
Net depreciation, amortization, and losses (gains)	77,048	29,308	30,818
Operating (loss) income	(82,872)	25,533	(205)
Interest expense	(15,099)	(8,494)	(10,437)
Miscellaneous, net	(1,421)	(7,693)	(11,350)
(Loss) income from continuing operations before income taxes	(99,392)	9,346	(21,992)
Benefit for income taxes	(32,755)	(111)	(11,907)
Net (loss) income from continuing operations	(66,637)	9,457	(10,085)
Net (loss) income from discontinued operations, net of tax	(15,840)	1,072	9,611
Net (loss) income	$(82,477)	$10,529	$(474)

Net (loss) income per basic share of common stock:
(Loss) income from continuing operations	$(0.86)	$0.16	$(0.18)
(Loss) income from discontinued operations	(0.20)	0.02	0.17
Net (loss) income per basic share of common stock	$(1.06)	$0.18	$(0.01)

Net (loss) income per diluted share of common stock:
(Loss) income from continuing operations	$(0.86)	$0.16	$(0.18)
(Loss) income from discontinued operations	(0.20)	0.02	0.17
Net (loss) income per diluted share of common stock	$(1.06)	$0.18	$(0.01)

Weighted average shares outstanding:
Basic	77,373	56,342	56,516
Diluted	77,373	57,239	56,516
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2015	2014	2013

Net (loss) income	$(82,477)	$10,529	$(474)
Changes in fair value of derivative, net of tax of $148, $145 and $175	237	239	291
Changes in defined benefit pension plans, net of tax of $21,139, $(27,516), and $21,662	33,825	(45,500)	35,811
Other	253	(259)	(185)
Total comprehensive (loss) income	$(48,162)	$(34,991)	$35,443
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2015	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(82,477)	$10,529	$(474)
(Loss) income from discontinued operations	(15,840)	1,072	9,611
(Loss) income from continuing operations	(66,637)	9,457	(10,085)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	51,952	32,180	30,522
Impairment of goodwill and intangibles	24,613	—	—
Losses (gains) on sale of property, plant and equipment	483	(2,872)	296
Loss on sale of investments	—	63	3,000
Deferred income taxes	(26,831)	5,384	(4,344)
Excess tax benefits of share-based compensation plans	—	(8,352)	—
Stock and deferred compensation plans	10,125	6,992	5,780
Pension expense, net of payments	58,358	4,433	7,877
Other changes in certain working capital accounts, net	(43,790)	29,243	(31,210)
Miscellaneous, net	555	1,767	4,925
Net cash provided by continuing operating activities	8,828	78,295	6,761
Net cash provided by discontinued operating activities	42	23,760	26,744
Net operating activities	8,870	102,055	33,505
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(46,838)	(149,284)	—
Proceeds from sale of property, plant and equipment	1,722	5,856	38
Proceeds from sale of property held for sale	14,500	—	—
Additions to property, plant and equipment	(23,105)	(16,300)	(15,857)
Change in restricted cash	250	1,400	1,800
Purchase of investments	(7,658)	(2,652)	(1,575)
Miscellaneous, net	1,578	2,007	69
Net cash used in continuing investing activities	(59,551)	(158,973)	(15,525)
Net cash used in discontinued investing activities	(1,561)	(1,564)	(4,358)
Net investing activities	(61,112)	(160,537)	(19,883)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	200,000	—	200,000
Payments on long-term debt	(122,406)	(2,000)	(196,100)
Payments of financing costs	(2,592)	(483)	(2,470)
Dividends paid	(59,523)	—	—
Repurchase of Class A Common shares	(16,222)	(21,237)	(74,199)
Proceeds from employee stock options	7,249	16,579	46,624
Tax payments related to shares withheld for vested stock and RSUs	(5,237)	(4,261)	(6,270)
Excess tax benefits from stock compensation plans	—	8,352	—
Miscellaneous, net	575	(1,264)	(2,484)
Net cash provided by (used in) continuing financing activities	1,844	(4,314)	(34,899)
Net cash used in discontinued financing activities	—	—	(110)
Net financing activities	1,844	(4,314)	(35,009)
Decrease in cash and cash equivalents	(50,398)	(62,796)	(21,387)
Cash and cash equivalents:
Beginning of year	158,459	221,255	242,642
End of year	$108,061	$158,459	$221,255
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2012	$555	$517,688	$136,293	$(116,840)	$2,214	$539,910
Net loss	—	—	(474)	—	(250)	(724)
Changes in defined benefit pension plans	—	—	—	35,811	—	35,811
Change in fair value of derivative	—	—	—	291	—	291
Repurchase 5,065,660 Class A Common Shares	(51)	(55,222)	(18,926)	—	—	(74,199)
Compensation plans: 5,565,932 net shares issued *	56	46,777	—	—	—	46,833
Other	—	—	—	(185)	—	(185)
As of December 31, 2013	560	509,243	116,893	(80,923)	1,964	547,737
Net income (loss)	—	—	10,529	—	(307)	10,222
Changes in defined benefit pension plans	—	—	—	(45,500)	—	(45,500)
Change in fair value of derivative	—	—	—	239	—	239
Repurchase 1,181,560 Class A Common Shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 2,149,581 net shares issued *	22	20,138	—	—	—	20,160
Excess tax expense of compensation plans	—	8,571	—	—	—	8,571
Other	—	—	—	(259)	—	(259)
As of December 31, 2014	570	525,456	118,693	(126,443)	1,657	519,933
Net loss	—	—	(82,477)	—	—	(82,477)
Changes in defined benefit pension plans	—	—	—	33,825	—	33,825
Change in fair value of derivative	—	—	—	237	—	237
Cash dividends: declared and paid - $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993 shares issued	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(143,511)	2,326	(1,657)	(142,842)
Repurchase 839,859 Class A Common Shares	(8)	(8,994)	(7,220)	—	—	(16,222)
Compensation plans: 1,313,313 net shares issued *	13	11,786	—	—	—	11,799
Other	—	—	—	253	—	253
As of December 31, 2015	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
* Net of tax payments related to shares withheld for vested stock and RSUs of $5,237 in 2015, $4,261 in 2014 and $6,270 in 2013.
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
Nature of Operations — We are a diverse media enterprise with a portfolio of television, radio and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, radio, digital, and syndication and other. Additional information for our business segments is presented in the Notes to Consolidated Financial Statements.
On April 1, 2015, we distributed our newspaper business to our shareholders in a tax-free spin-off. For additional information on the spin-off, see Note 21.
Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have material effect on our financial position, results of operations or cash flows.
We derive nearly 80% of our operating revenues from marketing services, including advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Our primary sources of revenue are from the sale of broadcast and digital advertising, as well as retransmission fees received from cable operators and satellite carriers.
Revenue recognition policies for each source of revenue are outlined below.
Advertising — Broadcast advertising revenue is recognized, net of agency commissions, when we air the advertisements. Digital advertising includes time-based, impression-based, and click-through campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognize digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs as impressions are delivered or as click-throughs occur.

Television advertising arrangements may guarantee the advertiser a minimum audience. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. We recognize broadcast advertising revenue as the guaranteed minimum audience is delivered.
Retransmission — We derive revenues from cable operators and satellite carriers for the retransmission of our broadcast signal. We recognize retransmission revenues based on the contractual terms and rates.
Other Revenues — We derive revenues from sponsorships and community events through our television and radio segments. We also derive revenues from sports affiliation fees we receive in the radio segment. Our digital segment offers digital marketing to our advertising customers and subscription services for access to premium content to our consumers.
Cash Equivalents — Cash equivalents represent highly liquid investments with maturity of less than three months when acquired.
Trade Receivables — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. We base allowances for credit losses upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience. We require advance payment from political advertisers.

A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2013	$1,815
Charged to revenues, costs and expenses	167
Amounts charged off, net	(862)
Balance as of December 31, 2013	1,120
Charged to revenues, costs and expenses	1,073
Amounts charged off, net	(803)
Balance as of December 31, 2014	1,390
Charged to revenues, costs and expenses	1,412
Amounts charged off, net	(1,192)
Balance as of December 31, 2015	$1,610
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

Property, Plant and Equipment — Property, plant and equipment is carried at cost less depreciation. We compute depreciation using the straight-line method over estimated useful lives as follows:

Buildings and improvements	15 to 45 years
Leasehold improvements	Shorter of term of lease or useful life
Broadcast transmission towers and related equipment	15 to 35 years
Other broadcast and program production equipment	3 to 15 years
Computer hardware	3 to 5 years
Office and other equipment	3 to 10 years
Programs and Program Licenses — Programs and program licenses include the cost of national television network programming, programming produced by us or for us by independent production companies and programs licensed under agreements with independent producers.
Our network affiliation agreements require the payment of affiliation fees to the network. Network affiliation fees consist of pre-determined fixed fees in all cases and variable payments based on a share of retransmission revenues above the fixed fees for some of our agreements.
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
FCC licenses represent the value assigned to the broadcast licenses of acquired broadcast television and radio stations. Broadcast television and radio stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) which prohibits the operation of stations except in accordance with an FCC license. FCC licenses stipulate each station’s operating parameters as defined by channels, effective radiated power and antenna height. FCC licenses are granted for a term of up to eight years, and are renewable upon request. We have never had a renewal request denied and all previous renewals have been for the maximum term.
We do not amortize goodwill and other indefinite-lived intangible assets, but we review them for impairment at least annually or any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit is below its carrying value. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.
We review goodwill for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our television group, radio group, core digital (comprised of our local digital brands), Midroll and Newsy.

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
We amortize customer lists and other intangible assets in relation to their expected future cash flows over estimated useful lives of up to 10 years.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.7 million and $6.3 million at December 31, 2015 and 2014, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense. Based on the terms of the Master Transaction Agreement, Scripps remains the primary obligor for newspaper insurance claims incurred prior to April 1, 2015. We recorded the liabilities related to these claims on our balance sheet with an offsetting receivable of $3.3 million, which will be paid by Journal Media Group.
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
Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 18. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Numerator (for basic and diluted earnings per share)
Net (loss) income	$(82,477)	$10,529	$(474)
Less income allocated to RSUs	—	(240)	—
Numerator for basic and diluted earnings per share	$(82,477)	$10,289	$(474)
Denominator
Basic weighted-average shares outstanding	77,373	56,342	56,516
Effect of dilutive securities:
Stock options held by employees and directors	—	897	—
Diluted weighted-average shares outstanding	77,373	57,239	56,516
Anti-dilutive securities(1)	1,907	—	4,957

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2014, in the determination of dilutive securities, the inclusion of RSUs as participating securities is more dilutive, and therefore, the dilutive EPS calculation excludes them. For 2015 and 2013, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.

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

Recently Adopted Accounting Standards — In November 2015, the FASB issued new guidance to classify deferred tax assets (DTAs) and deferred tax liabilities as noncurrent in the balance sheet. We have elected to early adopt this guidance effective December 31, 2015. We adopted this guidance retrospectively which results in us classifying the December 31, 2014 current DTA balance of $10.8 million with the noncurrent DTA for a total December 31, 2014 noncurrent DTA balance of $65.4 million.

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs in the financial statements. Under this new guidance, debt issuance costs (except for lines of credit) are classified in the balance sheet as a deduction from the related debt liability rather than as an asset. Additionally, amortization of these costs must be classified as interest expense. We have elected to early adopt this guidance effective December 31, 2015. Retrospective adoption of this guidance resulted in us classifying $3.3 million and $1.6 million of deferred loan costs as of December 31, 2015 and 2014, respectively, as a reduction of long-term debt. Reported interest expense was not affected.

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

3. Acquisitions

Midroll Media

On July 22, 2015, we acquired Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that generates advertising revenue for more than 200 shows. The purchase price was $50 million in cash, plus a $10 million earnout payable over three years. We estimated the fair value of the earnout to be $7 million at the acquisition date.

The following table summarizes the final fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$635
Accounts receivable	2,925
Other assets	482
Intangible assets	10,700
Goodwill	45,586
Total assets acquired	60,328
Current liabilities	3,365
Net purchase price	$56,963

Of the $11 million allocated to intangible assets, $7 million was allocated to advertiser relationships with an estimated amortization period of 5 years and the balance of $4 million was allocated to various other intangible assets.

The goodwill of $46 million arising from the transaction consists largely of the benefit we will derive from being able to enter the podcast market with an established business. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

From the acquisition date of July 22, 2015 through December 31, 2015, revenues from the acquired Midroll operations were $4.6 million.

Journal Communications Broadcast Group

On April 1, 2015, we acquired the broadcast group owned by Journal Communications, Inc. ("Journal") as part of the transactions described in Note 21. The businesses acquired include 12 television stations and 34 radio stations. We issued 26.4 million Class A Common shares to the Journal shareholders in exchange for their interest in Journal resulting in a purchase price of $636 million. The fair value of the shares issued was determined on the basis of the closing market price of our Class A Common shares on April 1, 2015, the acquisition date.

The following table summarizes the final fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$2,529
Accounts receivable	47,978
Other current assets	2,236
Property, plant and equipment	123,264
Intangible assets	294,800
Goodwill	456,440
Other long-term assets	6,350
Assets held for sale	14,500
Total assets acquired	948,097
Accounts payable and accrued liabilities	38,107
Employee benefit obligations	85,261
Deferred tax liability	57,112
Long-term debt	126,873
Other long-term liabilities	4,744
Net purchase price	$636,000

Of the $295 million allocated to intangible assets, $112 million was for FCC licenses which we determined to have an indefinite life and, therefore, are not amortized. The remaining balance of $183 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $456 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint. The goodwill was allocated to our television ($395 million), radio ($41 million) and digital ($20 million) segments. We treated the transaction as a stock acquisition for income tax purposes resulting in no step-up in the assets acquired. The goodwill is not deductible for income tax purposes.

Concurrent with the acquisition of the Journal television stations, due to FCC conflict ownership rules, Journal was required to dispose of KNIN, the Fox affiliate located in Boise, ID. The station was placed in a divestiture trust for our benefit and was sold to Raycom Media, Inc. on October 1, 2015 for $14.5 million. The sale did not result in a gain or loss.

From the acquisition date of April 1, 2015 through December 31, 2015, revenues from the acquired Journal operations were $200 million.

Granite Broadcasting

On June 16, 2014, we closed our acquisition of two television stations owned by Granite Broadcasting Corporation — the Detroit MyNetworkTV affiliate WMYD-TV and the Buffalo, N.Y. ABC affiliate WKBW-TV ("acquired Granite stations") — for $110 million in cash. The acquisition of WMYD-TV creates a duopoly with our Detroit ABC affiliate WXYZ-TV.

The following table summarizes the final fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Property, plant and equipment	$12,025
Intangible assets	53,500
Goodwill	44,715
Total assets acquired	110,240
Current liabilities	240
Net purchase price	$110,000

Of the $54 million allocated to intangible assets, $34 million was for FCC licenses which we have determined to have an indefinite life and, therefore, will not be amortized. The remaining balance of $19 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 10 to 20 years.

The goodwill of $45 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint, as well as synergies from being able to create a duopoly in our Detroit market. We allocated the goodwill to our television segment. We treated this purchase as an asset acquisition for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Media Convergence Group

On January 1, 2014 we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, an over-the-top video news provider, for $35 million in cash, plus a working capital adjustment of $0.2 million.

The following table summarizes the final fair values of the assets acquired and the liabilities assumed:

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

The goodwill of $29 million arising from the transaction consists largely of the benefit we will derive from being able to enter the digital video market with an established business. We allocated the goodwill to our digital segment. We treated the transaction as a purchase of stock for income tax purposes resulting in no step-up in the basis of the assets acquired. The goodwill is not deductible for income tax purposes.

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

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2015	2014

Operating revenues	$778,118	$792,718
(Loss) income from continuing operations attributable to the shareholders of The E. W. Scripps Company	(37,452)	12,079
(Loss) income per share from operations attributable to the shareholders of The E. W. Scripps Company:
Basic	$(0.45)	$0.14
Diluted	(0.45)	0.14

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from operations was affected by the following:

2015 — Acquisition and related integration costs of $38.0 million are costs incurred for the Journal transactions and other acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

We recorded a $24.6 million non-cash charge to reduce the carrying value of our goodwill and certain intangible assets of Newsy and a smaller business. See Note 9 for additional information.

2014 — Acquisition and related integration costs of $9.7 million include costs associated with the acquisition of two television stations from Granite Broadcasting, as well as costs for the Journal transactions.

We recorded a $3.0 million gain from the sale of excess land.

We recorded a $5.9 million non-cash charge to reduce the carrying value of investments.
2013 — We recorded a $4.5 million non-cash loss on the disposition of an investment and to reduce the carrying value of investments.
We recorded a $4.6 million non-cash charge to write-off unamortized deferred loan issuance costs as a result of the debt refinance in the fourth quarter of 2013.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Current:
Federal	$279	$2,358	$928
State and local	(3,072)	(8,769)	(4,124)
Total current income tax provision	(2,793)	(6,411)	(3,196)
Deferred:
Federal	(26,005)	6,402	(7,797)
Other	(3,957)	(102)	(914)
Total deferred income tax provision	(29,962)	6,300	(8,711)
Benefit for income taxes	$(32,755)	$(111)	$(11,907)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2015	2014	2013

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.5	3.4	4.8
Nondeductible expenses	(2.0)	15.7	(2.1)
Reserve for uncertain tax positions	2.5	(63.8)	13.9
Goodwill impairment	(7.6)	—	—
Other	1.6	8.5	2.5
Effective income tax rate	33.0%	(1.2)%	54.1%

Nondeductible expenses in 2015 and 2014 include amounts for transaction costs related to the Journal transactions.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2015	2014

Temporary differences:
Property, plant and equipment	$(36,926)	$(15,962)
Goodwill and other intangible assets	(82,607)	(11,367)
Investments, primarily gains and losses not yet recognized for tax purposes	5,997	6,476
Accrued expenses not deductible until paid	11,329	8,534
Deferred compensation and retiree benefits not deductible until paid	96,463	63,103
Other temporary differences, net	3,410	3,779
Total temporary differences	(2,334)	54,563
Federal and state net operating loss carryforwards	17,005	11,715
Valuation allowance for state deferred tax assets	(1,031)	(912)
Net deferred tax asset	$13,640	$65,366

Total federal operating loss carryforwards were $61 million and state operating loss carryforwards were $256 million at December 31, 2015. The federal operating loss carryforward includes $39 million of deductions from share-based awards, which are not recorded under GAAP until the deduction reduces income taxes payable. Our federal tax loss carryforwards and our state tax loss carryforwards expire through 2035. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets totaled $14 million at December 31, 2015. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates, which may require valuation allowances to be recorded in future reporting periods.
We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During 2013 and 2015, deferred tax assets relating to employee share-based compensation from the vesting of RSU's and the exercise of stock options have not been recognized since we were in a net tax loss position in those years. The additional tax benefits were reflected as net operating loss carryforwards when we filed our tax returns, but the additional tax benefits are not recorded under GAAP until the tax deduction reduces taxes payable. When the tax benefit is recognized, it will be recorded as additional paid-in capital. The amount of unrecognized tax deductions for the years ended December 31, 2015 and 2014 were approximately $16 million and $23 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Gross unrecognized tax benefits at beginning of year	$7,024	$14,824	$16,386
Increases in tax positions for prior years	859	—	2,692
Decreases in tax positions for prior years	(96)	(525)	—
Decreases from lapse in statute of limitations	(2,776)	(7,275)	(2,670)
Settlements	—	—	(1,584)
Gross unrecognized tax benefits at end of year	$5,011	$7,024	$14,824
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million at December 31, 2015. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2015 and 2014, we had accrued interest related to unrecognized tax benefits of $0.6 million and $1.2 million, respectively.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2015, we are no longer subject to federal income tax examinations for years prior to 2013. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2011.
In 2015 and 2014, we recognized $2.5 million and $6.0 million, respectively, of previously unrecognized net tax benefits primarily due to the lapse of the statute of limitations in certain tax jurisdictions.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.9 million.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to shareholders of record as of the close of business on June 16, 2008. SNI owned and operated our national lifestyle cable television networks and interactive media businesses. Under the terms of the Tax Allocation Agreement with SNI, we receive any tax deductions for share-based compensation awards held by our employees in SNI. In 2015, 2014 and 2013, we took deductions upon the exercise of those awards that totaled approximately $2.2 million, $8.1 million and $14.3 million, respectively. These benefits are recorded as additional paid-in-capital at the time they are realized. At December 31, 2015, our employees held approximately 0.1 million SNI options which expire through 2017.

6. Restricted Cash

At December 31, 2015 and 2014, we had $6.6 million and $6.8 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2015	2014

Investments held at cost	$10,652	$5,433
Equity method investments	3,204	4,021
Total investments	$13,856	$9,454
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2015 and 2014. There can be no assurance we would realize the carrying values of these securities upon their sale.

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2015	2014

Land and improvements	$59,176	$30,047
Buildings and improvements	141,510	101,252
Equipment	303,867	235,715
Computer software	17,664	17,819
Total	522,217	384,833
Accumulated depreciation	251,170	226,992
Net property, plant and equipment	$271,047	$157,841

9. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2012	$243,380	$—	$—	$243,380
Accumulated impairment losses	(215,414)	—	—	(215,414)
Balance as of December 31, 2013	$27,966	$—	$—	$27,966

Gross balance as of December 31, 2013	$243,380	$—	$—	$243,380
Accumulated impairment losses	(215,414)	—	—	(215,414)
Net balance as of December 31, 2013	27,966	—	—	27,966
2014 Newsy acquisition	—	—	28,983	28,983
2014 Granite stations acquisition	44,715	—	—	44,715
2014 WeatherSphere acquisition	—	—	4,597	4,597
Balance as of December 31, 2014	$72,681	$—	$33,580	$106,261

Gross balance as of December 31, 2014	$288,095	$—	$33,580	$321,675
Accumulated impairment losses	(215,414)	—	—	(215,414)
Net balance as of December 31, 2014	72,681	—	33,580	106,261
2015 Journal acquisition	395,440	41,000	20,000	456,440
Reassignment of goodwill for change in segments	(2,000)	—	2,000	—
2015 Midroll acquisition	—	—	45,586	45,586
2015 Impairment charge	—	—	(22,500)	(22,500)
Balance as of December 31, 2015	$466,121	$41,000	$78,666	$585,787

Gross balance as of December 31, 2015	$681,535	$41,000	$101,166	$823,701
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2015	$466,121	$41,000	$78,666	$585,787
Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2015	2014

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$93,944
Customer lists and advertiser relationships	56,100	20,000
Other	14,423	4,019
Total carrying amount	318,967	117,963
Accumulated amortization:
Television network affiliation relationships	(24,590)	(14,092)
Customer lists and advertiser relationships	(17,092)	(7,765)
Other	(1,913)	(1,062)
Total accumulated amortization	(43,595)	(22,919)
Net amortizable intangible assets	275,372	95,044
Other indefinite-lived intangible assets — FCC licenses	203,815	92,215
Total other intangible assets	$479,187	$187,259

Estimated amortization expense of intangible assets for each of the next five years is $22.3 million in 2016, $19.9 million in 2017, $19.4 million in 2018, $18.8 million in 2019, $18.2 million in 2020 and $176.8 million in later years.
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

Changes in the market for the distribution of video programming services, including the development of over-the-top distribution platforms such as Apple TV, Comcast's Watchable, PlutoTV, Xumo, Roku and Sling, has resulted in the need for additional investment in our video news service, Newsy. The additional investment, combined with the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015.

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

We concluded that the fair value of Newsy did not exceed its carrying value as of September 30, 2015. Because of the timing and complexity of the calculations required under step two of the process, we had not yet completed the valuation of goodwill as of the issuance of our September 30, 2015 financial statements. However, based upon our preliminary valuations, we recorded a $21 million non-cash charge in the three months ended September 30, 2015 to reduce the carrying value of goodwill and $2.9 million to reduce the value of intangible assets. We completed step two of the goodwill impairment analysis in the fourth quarter of 2015 with no difference between the preliminary estimated impairment charge and the final amount.

We also recorded a $1.5 million goodwill impairment charge on a second small business in 2015.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2015	2014

Variable rate credit facility	$—	$—
Term loan	394,500	198,000
Debt issuance costs on term loan	(3,325)	(1,627)
Net term loan	391,175	196,373
Unsecured subordinated notes payable	7,968	—
Long-term debt	399,143	196,373
Current portion of long-term debt	6,656	2,000
Long-term debt (less current portion)	$392,487	$194,373
Fair value of long-term debt *	$396,576	$194,000
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
The Second Amended Financing Agreement allows us to make restricted payments (dividends and stock repurchases) up to $70 million plus additional amounts based on our financial results and condition. We can also make additional stock repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 4.5 to 1.0.

In certain circumstances, the Second Amended Financing Agreement requires that we must use a portion of excess cash flow, and the proceeds from a sale, to repay debt. As of December 31, 2015, we were not required to make additional principal payments based on excess cash flow. Under an amendment completed in the third quarter of 2015, any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.
Under the terms of the Second Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, and equipment.
Interest is payable on the term loan B at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of December 31, 2015, the interest rate was 3.50% on the term loan B. The weighted-average interest rate on borrowings was 3.44% and 3.25% during December 31, 2015 and 2014, respectively.
Scheduled principal payments on our term loan B at December 31, 2015 are: $4.0 million in 2016, $4.0 million in 2017 $4.0 million in 2018, $4.0 million in 2019, and $378.5 million in 2020.
Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.
As of December 31, 2015 and 2014, we had outstanding letters of credit totaling $0.8 million and $0.2 million, respectively.
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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	December 31, 2015			December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$299	$75,000	$—	$471

(1) Balance recorded as other liabilities in Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge and the effective portion of the unrealized gains and losses on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. Upon refinancing our term loan B in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative are recognized in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting is being amortized into earnings on a straight-line basis through December 2016. For the years ended December 31, 2015 and 2014, approximately $0.4 million and $0.4 million, respectively, was amortized into earnings from accumulated other comprehensive loss and is included in the reclassified from accumulated OCL, gain/(loss) line in the table below.

	As of December 31,
(in thousands)	2015	2014

Reclassified from accumulated OCL, gain/(loss)	$384	$384
Gain/(loss) on derivative	172	252

12. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents and derivatives. The fair values of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

	December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(299)	—	(299)	—

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$10,000	$10,000	$—	$—
Interest rate swap	(471)	—	(471)	—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2015	2014

Employee compensation and benefits	$16,808	$15,914
Liability for pension benefits	221,965	136,429
Liabilities for uncertain tax positions	3,492	6,741
Other	25,302	10,087
Other liabilities (less current portion)	$267,567	$169,171

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(21,389)	$(1,765)	$(15,040)
Income taxes receivable/payable, net	(13,700)	9,007	2,490
Accounts payable	(2,586)	5,509	(7,738)
Accrued employee compensation and benefits	5,979	5,950	(8,249)
Other accrued liabilities	(8,161)	9,834	(268)
Other, net	(3,933)	708	(2,405)
Total	$(43,790)	$29,243	$(31,210)

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Supplemental cash flow disclosures:
Interest paid	$13,436	$7,244	$8,067
Income taxes paid	14,984	455	417

In 2015, we acquired an intangible software asset of $7.1 million through a long-term financing arrangement.

15. Employee Benefit Plans
We sponsor two noncontributory defined benefit pension plans covering certain Scripps employees that began employment prior to June 30, 2008, as well as certain former Journal Communications, Inc. ("Journal") employees. We also have two non-qualified Supplemental Executive Retirement Plans ("SERPs") covering Scripps employees and certain former Journal employees. Both of the defined benefit plans and the SERPs have frozen the accrual of future benefits.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts (transition credits) to certain employees' defined contribution retirement accounts in 2011. These transition credits, which were made through 2015, were determined based upon the employee’s age, compensation and years of service.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each fiscal year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Service cost	$—	$85	$79
Interest cost	30,477	25,539	23,732
Expected return on plan assets, net of expenses	(24,320)	(23,481)	(21,501)
Amortization of actuarial loss	4,617	2,861	4,192
Curtailment/Settlement losses	46,793	—	—
Total for defined benefit plans	57,567	5,004	6,502
Multi-employer plans	180	393	407
Withdrawal from GCIU multi-employer plan	351	4,100	—
SERP	1,107	896	2,335
Defined contribution plans	9,858	11,739	11,379
Net periodic benefit cost	69,063	22,132	20,623
Allocated to discontinued operations	(482)	(8,985)	(5,532)
Net periodic benefit cost - continuing operations	$68,581	$13,147	$15,091

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Current year actuarial gain/(loss)	$1,026	$(75,527)	$52,063
Amortization of actuarial loss	4,617	2,861	4,192
Curtailment/Settlement losses	46,793	—	—
Total	$52,436	$(72,666)	$56,255
In addition to the amounts summarized above, amortization of actuarial losses of $0.2 million, $0.3 million and $0.4 million were recorded through other comprehensive income in 2015, 2014 and 2013, respectively, related to our SERP plan. We recognized an actuarial gain of $2.3 million in 2015 and actuarial losses of $0.6 million and $0.7 million in 2014 and 2013, respectively, related to our SERP plan. A one-time curtailment charge of $1.1 million was recorded in the second quarter of 2015 related to our defined benefit pension plan as a result of the impact of the spin-off of our newspaper business.
On August 24, 2015, we offered eligible former employees with vested, deferred pension plan benefits the option to receive their benefits either as a lump-sum distribution or an immediate annuity payment. Approximately 4,300 former Scripps employees were eligible for this offer; former Journal Communications employees were not affected. All distributions were made from existing pension plan assets; company funds were not used to make the lump-sum distributions. The funded status of the plan remained materially unchanged as a result of this offer. The lump-sum payments were made in November 2015, at which time we recorded a non-cash pension settlement charge of $45.7 million.

Assumptions used in determining the annual retirement plans expense were as follows:

	2015 (1)	2014	2013

Discount rate	4.01%-4.53%	5.08%	4.27%
Long-term rate of return on plan assets	4.10%-6.10%	5.25%	4.65%
Increase in compensation levels	N/A	2.0%	3.3%
(1) Ranges presented for discount rate and long-term rate of return on plan assets for 2015 represent the rates used for various remeasurement periods during the year.
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
Changes in other key actuarial assumptions affect the determination of the benefit obligations as of the measurement date and the calculation of net periodic benefit costs in subsequent periods. Recent actuarial studies indicate life expectancies are longer and thus increase the total expected benefit payments to plan participants. Our benefit obligations at December 31, 2014 reflected the new life expectancy assumptions which increased our pension obligations by approximately $45 million in 2014.

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2015	2014	2015	2014

Accumulated benefit obligation	$611,257	$620,623	$19,800	$15,261
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$620,623	$504,571	$15,261	$14,872
Service cost	—	85	—	—
Interest cost	30,477	25,539	747	638
Benefits paid	(28,670)	(24,708)	(1,105)	(810)
Actuarial (gains)/losses	(46,479)	115,136	(2,299)	561
Curtailments/Settlements	(148,006)	—	—	—
Journal acquisition	183,312	—	10,778	—
Newspaper divestiture	—	—	(3,582)	—
Projected benefit obligation at end of year	611,257	620,623	19,800	15,261
Plan assets:
Fair value at beginning of year	495,047	456,591	—	—
Actual return on plan assets	(21,132)	63,090	—	—
Company contributions	—	74	1,105	810
Benefits paid	(28,670)	(24,708)	(1,105)	(810)
Curtailments/Settlements	(148,006)	—	—	—
Journal acquisition	110,558	—	—	—
Fair value at end of year	407,797	495,047	—	—
Funded status (1)	$(203,460)	$(125,576)	$(19,800)	$(15,261)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,295)	$(1,048)
Noncurrent liabilities	(203,460)	(125,576)	(18,505)	(14,213)
Total	$(203,460)	$(125,576)	$(19,800)	$(15,261)
Amounts recognized in accumulated other comprehensive loss consist of:
Unrecognized net actuarial (gain)/loss	$139,321	$191,757	$4,924	$9,632

(1) For 2014, $3.6 million of the SERP liability related to the divested newspaper operations is included in long-term liabilities of discontinued operations.
In 2016, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $4.2 million (including $0.2 million for the SERP).

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	As of December 31,
	Defined Benefit Plans		SERP
(in thousands)	2015	2014	2015	2014

Accumulated benefit obligation	$611,257	$620,623	$19,800	$15,261
Projected benefit obligation	611,257	620,623	19,800	15,261
Fair value of plan assets	407,797	495,047	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2015	2014	2013

Weighted average discount rate	4.55%	4.23%	5.08%
Increase in compensation levels	N/A	N/A	2.0%
We expect to contribute $1.3 million in 2016 to fund SERP benefits. Additionally, we expect to contribute $5 million to $10 million for our qualified defined benefit pension plans in 2016.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $33.6 million in 2016, $34.4 million in 2017, $35.3 million in 2018, $35.9 million in 2019, $36.8 million in 2020 and a total of $192.4 million for the five years ending 2025.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2016	2015	2014

US equity securities	20%	14%	11%
Non-US equity securities	29%	21%	15%
Fixed-income securities	45%	58%	70%
Other	6%	7%	4%
Total	100%	100%	100%
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
In 2015, we began the transition to a new asset allocation strategy in which approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are to be invested in equity securities and other return-seeking assets. The new allocation will be completed by the end of 2016. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2015 and 2014:

	December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$146,314	$—	$146,314	$—
Fixed income
Common/collective trust funds	234,923	—	234,923	—
Real estate fund	14,670	—	—	14,670
Cash equivalents	11,890	11,890	—	—
Fair value of plan assets	$407,797	$11,890	$381,237	$14,670

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$128,189	$—	$128,189	$—
Fixed income
Common/collective trust funds	343,462	—	343,462	—
Real estate fund	21,661	—	—	21,661
Cash equivalents	1,735	1,735	—	—
Fair value of plan assets	$495,047	$1,735	$471,651	$21,661

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

The following table presents a reconciliation of Level 3 assets held during 2015 and 2014:

(in thousands)	Real Estate Fund

As of December 31, 2013	$19,534
Unrealized gains/(losses)	2,127
As of December 31, 2014	21,661
Journal acquisition	4,802
Unrealized gains/(losses)	2,761
Sales	(14,554)
As of December 31, 2015	$14,670

16. Segment Information
We determine our business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates, two CBS affiliates and four non big-four affiliated stations. We also own five Azteca America Spanish-language affiliates. Our television stations reach approximately 18% of the nation’s television households. Our television stations earn revenue primarily from the sale of advertising time to local and national advertisers and retransmission fees received from cable operators and satellite carriers.
Our radio segment consists of 34 radio stations in eight markets. We operate 28 FM stations and six AM stations. Our radio stations earn revenue primarily from the sale of advertising to local advertisers.

Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, an over-the-top ("OTT") video news service, and Midroll, a podcast industry leader. Our digital operations earn revenue primarily through the sale of advertising and marketing services.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Segment operating revenues:
Television	$609,551	$466,965	$405,941
Radio	58,881	—	—
Digital	38,928	22,881	17,131
Syndication and other	8,296	8,906	9,285
Total operating revenues	$715,656	$498,752	$432,357
Segment profit (loss):
Television	$139,797	$136,319	$98,562
Radio	12,837	—	—
Digital	(17,103)	(22,828)	(18,716)
Syndication and other	(1,074)	(1,499)	11
Shared services and corporate	(43,619)	(41,772)	(41,134)
Defined benefit pension plan expense	(58,674)	(5,671)	(8,110)
Acquisition and related integration costs	(37,988)	(9,708)	—
Depreciation and amortization of intangibles	(51,952)	(32,180)	(30,522)
Impairment of goodwill and intangibles	(24,613)	—	—
(Losses) gains, net on disposal of property, plant and equipment	(483)	2,872	(296)
Interest expense	(15,099)	(8,494)	(10,437)
Miscellaneous, net	(1,421)	(7,693)	(11,350)
(Loss) income from continuing operations before income taxes	$(99,392)	$9,346	$(21,992)
Depreciation:
Television	$29,685	$21,676	$22,561
Radio	1,366	—	—
Digital	525	413	29
Syndication and other	258	119	78
Shared services and corporate	2,344	1,960	1,476
Total depreciation	$34,178	$24,168	$24,144
Amortization of intangibles:
Television	$14,607	$7,092	$6,378
Radio	795	—	—
Digital	2,034	920	—
Shared services and corporate	338	—	—
Total amortization of intangibles	$17,774	$8,012	$6,378

The following table presents additions to property, plant and equipment by segment:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Additions to property, plant and equipment:
Television	$20,988	$13,039	$12,595
Radio	2,317	—	—
Digital	66	208	—
Syndication and other	83	1,127	—
Shared services and corporate	1,851	1,926	4,095
Total additions to property, plant and equipment	$25,305	$16,300	$16,690

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2015	2014	2013

Assets:
Television	$1,251,733	$509,652	$410,092
Radio	147,579	—	—
Digital	103,432	41,034	—
Syndication and other	7,794	3,101	2,017
Shared services and corporate	170,322	257,909	315,128
Total assets of continuing operations	1,680,860	811,696	727,237
Discontinued operations	—	219,408	238,893
Total assets	$1,680,860	$1,031,104	$966,130

No single customer provides more than 10% of our revenue.

17. Commitments and Contingencies

Minimum payments on noncancelable leases at December 31, 2015 were: $7.0 million in 2016, $6.3 million in 2017, $4.9 million in 2018, $4.3 million in 2019, $3.0 million in 2020 and $5.1 million in later years. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $9.7 million in 2015, $8.2 million in 2014 and $6.8 million in 2013.

We are involved in litigation arising in the ordinary course of business, such as defamation actions, and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

18. Capital Stock and Share-Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. In 2015, under the authorization, we repurchased a total of $16 million of shares at prices ranging from $15.92 to $24.96 per share. As of December 31, 2015, we have $84 million remaining for share repurchases under this authorization.
Incentive Plans — On May 13, 2010, we adopted The E. W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors. Any shares previously granted under the 1997 Plan that are subsequently forfeited, terminated, settled in cash or used to satisfy tax withholding obligations become available for issuance under the 2010 Plan.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2015, 5.5 million shares were available for future stock compensation awards.

Effective as of the closing of the Journal transactions, the number and exercise price of all outstanding share awards retained by Scripps employees and directors were adjusted to maintain the awards' economic value. All other terms of the awards, including the terms and conditions relating to vesting, remained the same. Restricted share units outstanding immediately prior to the closing held by newspaper employees became fully vested and were treated in the same manner as outstanding shares of Class A Common shares (i.e. the holders received a combination of Scripps Class A Common shares, shares of Journal Media Group common stock and a cash dividend-equivalent payment in connection with the Scripps special dividend).
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2012	8,011,380	$9.77	$7-11
Exercised in 2013	(4,635,148)	10.00	7-11
Forfeited in 2013	(6,184)	10.23	9-11
Outstanding at December 31, 2013	3,370,048	9.46	7-11
Exercised in 2014	(1,662,055)	10.01	9-11
Forfeited in 2014	(4,117)	10.45	10-11
Outstanding at December 31, 2014	1,703,876	8.92	7-11
Exercised in 2015	(877,966)	8.85	8-11
Impact of Journal transactions	170,969	7.62	6-9
Outstanding at December 31, 2015	996,879	7.45	6-9

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Cash received upon exercise	$7,249	$16,579	$46,624
Intrinsic value (market value on date of exercise less exercise price)	10,801	16,036	18,468
Tax benefits realized (1)	4,101	6,013	6,926
(1) Benefits for 2015 and 2013 to be recognized in future years when realizable.

Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2006 – expire in 2016	$9	0.34	37,313	$8.78	$0.4
2007 – expire in 2017	8	1.32	37,313	8.14	0.4
2008 – expire in 2018	6-9	1.32	922,253	7.37	10.7
Total	6-9	1.28	996,879	7.45	$11.5

Restricted Stock Units — Awards of restricted stock units (RSUs) generally require no payment by the employee. RSUs are converted into an equal number of Class A Common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on awards granted to employees and non-employee directors.

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

Information and activity for our RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2012	2,329,402	$6.75	$1-11
Awarded in 2013	757,229	11.71	11-20
Vested in 2013	(1,452,719)	5.01	1-12
Forfeited in 2013	(47,071)	10.35	9-12
Unvested at December 31, 2013	1,586,841	10.59	7-20
Awarded in 2014	567,695	16.52	16-22
Vested in 2014	(704,528)	10.40	7-20
Forfeited in 2014	(225,487)	11.75	9-18
Unvested at December 31, 2014	1,224,521	13.24	7-22
Awarded in 2015	495,396	22.36	20-24
Vested in 2015	(650,490)	12.17	7-22
Forfeited in 2015	(220,770)	16.39	9-22
Impact of Journal transactions	61,384	13.73	7-22
Unvested at December 31, 2015	910,041	18.22	10-24
The following table presents additional information about restricted stock unit vesting:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Fair value of shares and units vested	$15,697	$12,906	$16,565
Tax benefits realized on vesting (1)	5,965	4,840	6,212
(1) Benefits for 2015 and 2013 to be recognized in future years when realizable.

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Share-based compensation:
RSUs	$9,545	$7,631	$6,078
Included in discontinued operations	(1,126)	(1,426)	(1,368)
Included in continuing operations	$8,419	$6,205	$4,710
Share-based compensation, net of tax	$5,220	$3,878	$2,944
As of December 31, 2015, $6.9 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 2.1 years.

19. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

As of December 31, 2013	$(718)	$(80,377)	$172	$(80,923)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $145	239	—	—	239
Actuarial loss (b), net of tax of $(27,672)	—	(45,500)	(259)	(45,759)
Net current-period other comprehensive income (loss)	239	(45,500)	(259)	(45,520)
As of December 31, 2014	(479)	(125,877)	(87)	(126,443)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $148	237			237
Actuarial gain (b), net of tax of $21,298	—	33,825	253	34,078
Net current-period other comprehensive income (loss)	237	33,825	253	34,315
Spin-off of Newspapers, net of tax of $1,517	—	2,312	14	2,326
As of December 31, 2015	$(242)	$(89,740)	$180	$(89,802)

(a) Included in interest expense in the Consolidated Statements of Operations
(b) Included in defined benefit pension plan expense in the Consolidated Statements of Operations

20. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2015	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$123,023	$198,134	$189,691	$204,808	$715,656
Costs and expenses	(124,214)	(200,209)	(173,962)	(223,095)	(721,480)
Depreciation and amortization of intangibles	(8,295)	(13,366)	(16,273)	(14,018)	(51,952)
Impairment of goodwill and intangibles	—	—	(24,613)	—	(24,613)
(Losses) gains, net on disposal of property, plant and equipment	(164)	(215)	(200)	96	(483)
Interest expense	(2,052)	(4,225)	(4,246)	(4,576)	(15,099)
Miscellaneous, net	(1,436)	387	1,061	(1,433)	(1,421)
Loss from continuing operations before income taxes	(13,138)	(19,494)	(28,542)	(38,218)	(99,392)
Benefit for income taxes	(5,023)	(6,539)	(4,099)	(17,094)	(32,755)
Net loss from continuing operations	(8,115)	(12,955)	(24,443)	(21,124)	(66,637)
Net income (loss) from discontinued operations, net of tax	3,015	(18,448)	—	(407)	(15,840)
Net loss	$(5,100)	$(31,403)	$(24,443)	$(21,531)	$(82,477)
Net loss from continuing operations per basic share of common stock	$(0.14)	$(0.15)	$(0.29)	$(0.25)	$(0.86)
Net income (loss) from discontinued operations per basic share of common stock	$0.05	$(0.22)	$—	$—	$(0.20)
Net (loss) income from continuing operations per diluted share of common stock	$(0.14)	$(0.15)	$(0.29)	$(0.25)	$(0.86)
Net income (loss) from discontinued operations per diluted share of common stock	$0.05	$(0.22)	$—	$—	$(0.20)
Weighted average shares outstanding:
Basic	57,335	83,903	84,107	83,775	77,373
Diluted	57,335	83,903	84,107	83,775	77,373
Cash dividends per share of common stock	$—	$1.03	$—	$—	$1.03

2014	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$105,304	$119,696	$123,126	$150,626	$498,752
Costs and expenses	(102,037)	(114,394)	(111,721)	(115,759)	(443,911)
Depreciation and amortization of intangibles	(7,487)	(7,438)	(8,706)	(8,549)	(32,180)
(Losses) gains, net on disposal of property, plant and equipment	(35)	(13)	2,979	(59)	2,872
Interest expense	(2,254)	(2,041)	(2,050)	(2,149)	(8,494)
Miscellaneous, net	(143)	(237)	170	(7,483)	(7,693)
(Loss) income from continuing operations before income taxes	(6,652)	(4,427)	3,798	16,627	9,346
(Benefit) provision for income taxes	(2,472)	(1,591)	2,755	1,197	(111)
Net (loss) income from continuing operations	(4,180)	(2,836)	1,043	15,430	9,457
Net income (loss) from discontinued operations, net of tax	3,568	(399)	(2,384)	287	1,072
Net (loss) income	$(612)	$(3,235)	$(1,341)	$15,717	$10,529
Net (loss) income from continuing operations per basic share of common stock	$(0.07)	$(0.05)	$0.02	$0.26	$0.16
Net income (loss) from discontinued operations per basic share of common stock	$0.06	$(0.01)	$(0.04)	$0.01	$0.02
Net (loss) income from continuing operations per diluted share of common stock	$(0.07)	$(0.05)	$0.02	$0.26	$0.16
Net income (loss) from discontinued operations per diluted share of common stock	$0.06	$(0.01)	$(0.04)	$0.01	$0.02
Weighted average shares outstanding:
Basic	56,084	56,043	56,469	56,763	56,342
Diluted	56,084	56,043	56,469	57,474	57,239
Cash dividends per share of common stock	$—	$—	$—	$—	$—
The sum of the quarterly net income per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

21. Journal Broadcast Merger and Newspaper Spin-off (Discontinued Operations)
On July 30, 2014, Scripps and Journal Communications, Inc. ("Journal") agreed to merge their broadcast operations and spin-off their newspaper businesses and combine them into a separate publicly traded company. On April 1, 2015, Scripps and Journal separated their respective newspaper businesses and merged them, resulting in each becoming a wholly owned subsidiary of Journal Media Group, Inc. Journal Media Group is headquartered in Milwaukee and combines the 13 Scripps newspapers with Journal's Milwaukee Journal Sentinel.
Immediately following the spin-off and merger of the newspaper businesses, the Journal broadcast operations, and its related digital businesses, were merged into Scripps. The merged broadcast and digital media company, based in Cincinnati, retains The E. W. Scripps Company name. The company’s television operations reach approximately 18% of all U.S. television households, and the Company has approximately 3,800 employees across its television, radio and digital media operations.
As part of the transactions, Scripps' shareholders received a $60 million special cash dividend on April 1, 2015.

Certain agreements between Scripps and Journal Media Group, Inc. became effective in connection with the transactions, including Tax Matters Agreements and a Transition Services Agreement.

Under the Transition Services Agreement, Scripps and Journal Media Group provide certain services to each other for a period that generally does not extend beyond March 31, 2016. The fees for the services are at arms-length amounts. For the year ended December 31, 2015, we received $3.3 million for services provided to Journal Media Group and we paid Journal Media Group $1.2 million for services provided to us. In addition, during the initial transition period, each has paid various invoices for the other party. As of December 31, 2015, Journal Media Group owed Scripps approximately $2.0 million.

The Tax Matters Agreements set forth the allocations and responsibilities of Scripps and Journal Media Group with respect to liabilities for federal, state and local income taxes for periods before and after the spin-off, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally, Scripps is responsible for taxes prior to the separation and Journal Media Group will be responsible for taxes for periods after the separation of their respective businesses.

Until the completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, an impairment loss is recorded. Our analysis determined that the carrying value of the newspaper business exceeds its fair value. Discontinued operations includes a $30 million non-cash impairment charge to reduce the carrying value to its estimated fair value. The inputs to the nonrecurring fair value determination of the disposal unit are classified as Level 2 fair value measurements under GAAP.

As a result of the spin-off, Scripps newspapers has been presented as discontinued operations in the financial statements for all periods.

Operating results of our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013

Operating revenues	$91,478	$370,316	$384,514
Total costs and expenses	(79,869)	(349,210)	(353,563)
Depreciation and amortization of intangibles	(3,608)	(16,890)	(17,240)
Other, net	(3,298)	(1,308)	(291)
Loss on disposal of Scripps Newspapers	(30,000)	—	—
(Loss) income on discontinued operations before income taxes	(25,297)	2,908	13,420
Benefit (provision) for income taxes	9,457	(2,143)	(4,059)
Net (loss) income from discontinued operations	(15,840)	765	9,361
Noncontrolling interest	—	(307)	(250)
Net (loss) income from discontinued operations	$(15,840)	$1,072	$9,611

The Company incurred certain non-recurring costs directly related to the spin-off of our newspapers and acquisition of the Journal broadcast stations of $41 million for the year ended December 31, 2015. Accounting and other professional and consulting fees directly related to the newspaper spin-off of $3 million were allocated to discontinued operations in the Consolidated Statements of Operations. The remaining $38 million was recorded in earnings from continuing operations for the year ended December 31, 2015.

The following table presents a summary of the net assets distributed on April 1, 2015 and the amounts included in discontinued operations as of December 31, 2014.

(in thousands)	As of April 1, 2015	As of December 31, 2014

Assets:
Total current assets	$43,322	$44,425
Property, plant and equipment	155,047	185,548
Intangible assets	—	2,001
Other assets	3,829	2,018
Total assets included in the disposal group	202,198	233,992
Liabilities:
Total current liabilities	47,664	47,642
Deferred income taxes	1,966	14,584
Other liabilities	9,057	13,089
Total liabilities included in the disposal group	58,687	75,315
Net assets included in the disposal group	$143,511	$158,677

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibits	S-2

S-1

The E. W. Scripps Company

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	S-4	333-200388	2.1	11/20/2014
3.01	Amended Articles of Incorporation	8-K	000-16914	3 (i)	2/17/2009
3.02	Amended and Restated Code of Regulations	8-K	000-16914	3.02	5/10/2007
3.03	Amendment to Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/12/2015
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan	8-K	000-16914	99.08	5/13/2010
10.02	Amended and Restated 1997 Long-Term Incentive Plan	8-K	000-16914	10.01	5/8/2008
10.03	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	000-16914	10.03A	2/9/2005
10.04	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.05	Form of Performance-Based Restricted Share Agreement	8-K	000-16914	10.03C	2/9/2005
10.06	Form of Restricted Share Agreement (Nonperformance Based)	8-K	000-16914	10.02C	2/28/2006
10.07	Executive Bonus Plan, as amended and restated May 1, 2013
10.08	The E.W. Scripps Company Executive Severance Plan	8-K	000-16914	10.04	5/19/2009
10.09	The E.W. Scripps Company Executive Severance Plan Amended and Restated as of February 23, 2015	8-K	000-16914	10.1	2/23/2015
10.10	The E.W. Scripps Company Employee Stock Purchase Plan	8-K	000-16914	5.02	6/12/2008
10.11	Amended and Restated Scripps Family Agreement dated May 19, 2015
10.12	Non-Employee Directors’ Stock Option Plan	S-8	333-27623	4A
10.13	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.14	Amended and Restated Scripps Supplemental Executive Retirement Plan	8-K	000-16914	10.74	5/19/2009
10.15	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.16	Amendment to Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.1	11/4/2014
10.17	Scripps Senior Executive Change in Control Plan	10-Q	000-16914	10.65	5/19/2009
10.18	Scripps Executive Deferred Compensation Plan, as amended	8-K	000-16914	10.76	5/19/2009
10.19	Short-Term Incentive Plan	8-K	000-16914	99.01	2/17/2009
10.20	Independent Director Restricted Stock Unit Agreement	8-K	000-16914	99.02	2/17/2009
10.21	Employee Restricted Stock Unit Agreement	8-K	000-16914	10.79	3/5/2009
10.22	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 1, 2015	8-K	000-16914	10.1	4/1/2015
10.23	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 11, 2015
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

S-2