Form 10-Q
period 2016-03-31
E.W. SCRIPPS Co
filed 2016-05-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2016, there were 72,086,516 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2016

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2016.

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2016 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

1/1/16 - 1/31/16	188,500	$18.03	$3,398,969	$80,378,709
2/1/16 - 2/29/16	210,000	17.85	3,749,124	$76,629,585
3/1/16 - 3/31/16	171,500	17.39	2,982,537	$73,647,048
Total	570,000	$17.77	$10,130,630

3

In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. At March 31, 2016, $73.6 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2016.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

The following table presents information on matters submitted to a vote of holders at the May 2, 2016 Annual Meeting of Shareholders:

Description of Matters Submitted	In Favor	Authority Withheld

1. Election of Directors:
Directors elected by holders of Class A Common Shares:
Roger L. Ogden	48,540,333	10,544,190
J. Marvin Quin	45,023,182	14,061,341
Kim Williams	47,298,665	11,785,858
Directors elected by holders of Common Voting Shares:
Charles L. Barmonde	11,932,722	—
Richard A. Boehne	11,932,722	—
Kelly P. Conlin	11,932,722	—
John W. Hayden	11,932,722	—
Anne M. La Dow	11,932,722	—
Mary McCabe Peirce	11,932,722	—
2. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	11,932,722	—

Item 6. Exhibits
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 6, 2016	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2016	As of December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$96,252	$108,061
Restricted cash	5,460	6,560
Accounts and notes receivable (less allowances — $1,455 and $1,610)	172,793	171,901
Income taxes receivable	5,583	4,626
Miscellaneous	10,556	11,482
Total current assets	290,644	302,630
Investments	14,992	13,856
Property, plant and equipment	265,829	271,047
Goodwill	585,787	585,787
Other intangible assets	473,430	479,187
Deferred income taxes	28,080	13,640
Miscellaneous	14,663	14,713
Total Assets	$1,673,425	$1,680,860

Liabilities and Equity
Current liabilities:
Accounts payable	$27,736	$31,606
Customer deposits and unearned revenue	7,317	8,508
Current portion of long-term debt	6,656	6,656
Accrued liabilities:
Employee compensation and benefits	18,737	33,669
Miscellaneous	22,968	25,392
Other current liabilities	13,791	13,992
Total current liabilities	97,205	119,823
Long-term debt (less current portion)	391,656	392,487
Other liabilities (less current portion)	266,328	267,567
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 72,086,516 and 71,886,969 shares	721	719
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	840	838
Additional paid-in capital	1,162,082	1,163,985
Accumulated deficit	(155,578)	(174,038)
Accumulated other comprehensive loss, net of income taxes	(89,108)	(89,802)
Total equity	918,236	900,983
Total Liabilities and Equity	$1,673,425	$1,680,860
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015

Operating Revenues:
Advertising	$146,319	$89,733
Retransmission	53,614	27,918
Other	9,565	5,372
Total operating revenues	209,498	123,023
Costs and Expenses:
Employee compensation and benefits	95,885	68,362
Programs and program licenses	40,568	21,132
Other expenses	45,747	29,260
Defined benefit pension plan expense	3,450	2,686
Acquisition and related integration costs	578	2,774
Total costs and expenses	186,228	124,214
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,656	6,187
Amortization of intangible assets	5,755	2,108
(Gains) losses, net on disposal of property, plant and equipment	(4)	164
Net depreciation, amortization, and (gains) losses	14,407	8,459
Operating income (loss)	8,863	(9,650)
Interest expense	(4,579)	(2,052)
Miscellaneous, net	(191)	(1,436)
Income (loss) from continuing operations before income taxes	4,093	(13,138)
Benefit for income taxes	(795)	(5,023)
Income (loss) from continuing operations	4,888	(8,115)
Income from discontinued operations, net of tax	—	3,015
Net income (loss)	$4,888	$(5,100)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$0.06	$(0.14)
Income from discontinued operations	—	0.05
Net income (loss) per basic share of common stock	$0.06	$(0.09)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$0.06	$(0.14)
Income from discontinued operations	—	0.05
Net income (loss) per diluted share of common stock	$0.06	$(0.09)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015

Net income (loss)	$4,888	$(5,100)
Changes in fair value of derivative, net of tax of $37 and $36	59	60
Changes in defined benefit pension plans, net of tax of $400 and $458	642	757
Other	(7)	—
Total comprehensive income (loss)	$5,582	$(4,283)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$4,888	$(5,100)
Income from discontinued operations	—	(3,015)
Income (loss) from continuing operations	4,888	(8,115)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	14,411	8,295
Deferred income taxes	(123)	(3,266)
Stock and deferred compensation plans	5,557	2,467
Pension expense, net of payments	3,000	3,195
Other changes in certain working capital accounts, net	(21,201)	(11,682)
Miscellaneous, net	(191)	842
Net cash provided by (used in) continuing operating activities	6,341	(8,264)
Net cash provided by discontinued operating activities	—	8,246
Net operating activities	6,341	(18)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6,321)	(2,305)
Purchase of investments	(1,553)	(6,450)
Change in restricted cash	1,100	—
Proceeds from sale of property, plant and equipment	4	5
Net cash used in continuing investing activities	(6,770)	(8,750)
Net cash used in discontinued investing activities	—	(1,561)
Net investing activities	(6,770)	(10,311)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,000)	(500)
Repurchase of Class A Common shares	(10,131)	—
Proceeds from exercise of employee stock options	4,641	4,262
Tax payments related to shares withheld for RSU vesting	(2,579)	(4,872)
Miscellaneous, net	(2,311)	12,469
Net cash (used in) provided by continuing financing activities	(11,380)	11,359
(Decrease) increase in cash and cash equivalents	(11,809)	1,030
Cash and cash equivalents:
Beginning of year	108,061	158,459
End of period	$96,252	$159,489

Supplemental Cash Flow Disclosures
Interest paid	$4,153	$1,718
Income taxes paid	$493	$557
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(5,100)	—	—	(5,100)
Changes in defined benefit pension plans	—	—	—	757	—	757
Changes in fair value of derivative	—	—	—	60	—	60
Compensation plans: 805,560 net shares issued *	8	1,297	—	—	—	1,305
As of March 31, 2015	$578	$526,753	$113,593	$(125,626)	$1,657	$516,955

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
Adoption of new accounting standard	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	4,888	—	—	4,888
Changes in defined benefit pension plans	—	—	—	642	—	642
Changes in fair value of derivative	—	—	—	59	—	59
Repurchase 570,000 Class A Common shares	(6)	(8,889)	(1,236)	—	—	(10,131)
Compensation plans: 769,547 net shares issued *	8	7,044	—	—	—	7,052
Other	—	—	—	(7)	—	(7)
As of March 31, 2016	$840	$1,162,082	$(155,578)	$(89,108)	$—	$918,236
* Net of tax payments related to shares withheld for vested stock and RSUs of $2,579 in 2016 and $4,872 in 2015.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2015 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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
The revenue recognition policies for each source of revenue are described in our 2015 Annual Report on Form 10-K.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2015. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $5.0 million and $1.9 million for the first quarter of 2016 and 2015, respectively, of which $0.2 million for the first quarter of 2015 is included in discontinued operations.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2016	2015

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations	$4,888	$(8,115)
Less income allocated to RSUs	(53)	—
Numerator for basic and diluted earnings per share from continuing operations	$4,835	$(8,115)
Denominator
Basic weighted-average shares outstanding	83,965	57,335
Effect of dilutive securities:
Stock options held by employees and directors	260	—
Diluted weighted-average shares outstanding	84,225	57,335
Anti-dilutive securities (1)	—	1,728
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended March 31, 2015, we incurred a loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

Derivative Financial Instruments — It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives must be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. These changes are offset in earnings to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in earnings. All ineffective changes in derivative fair values are recognized currently in earnings.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies will be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption was on a modified retrospective transition method basis and therefore had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred taxes and opening retained earnings. We have elected to adopt a policy of recording actual forfeitures, the impact of which is immaterial to current or prior periods.

In August 2014, the FASB issued new guidance related to the disclosures around consideration of going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard was effective for us January 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards — In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial instruments. This guidance primarily affects the accounting for equity method investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently assessing the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently assessing the impact this guidance will have on our consolidated financial statements and have not yet determined a transition method.

3. Acquisitions

Midroll Media

On July 22, 2015, we acquired Midroll Media, a Los Angeles-based company that creates original podcasts and operates a network that generates advertising revenue for more than 200 shows. The purchase price was $50 million in cash, plus a $10 million earnout payable over three years. We estimated the fair value of the earnout to be $7 million.

The following table summarizes the final fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$635
Accounts receivable	2,925
Other assets	482
Intangible assets	10,700
Goodwill	45,586
Total assets acquired	60,328
Current liabilities	3,365
Net purchase price	$56,963

Of the $11 million allocated to intangible assets, $7 million was allocated to advertiser relationships with an estimated amortization period of 5 years and the remaining balance of $4 million was allocated to various other intangible assets.

The goodwill of $46 million arising from the transaction consists largely of the benefit we will derive from being able to enter the podcast market with an established business. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Journal Communications Broadcast Group

On April 1, 2015, we acquired the broadcast group owned by Journal Communications, Inc. ("Journal") as part of the transactions described in Note 17. The businesses acquired include 12 television stations and 34 radio stations. We issued 26.4 million Class A Common shares to the Journal shareholders in exchange for their interest in Journal for a purchase price of $636 million. The fair value of the shares issued was determined on the basis of the closing market price of our Class A Common shares shares on April 1, 2015, the acquisition date.

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

Pro forma results of operations

Pro forma results of operations, assuming the Journal transaction had taken place at the beginning of 2014, are included in the following table. The pro forma results do not include Midroll, as the impact of this acquisition is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and Journal and adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and reflects the transaction costs incurred in 2015 as if they were incurred in the first quarter of 2014. The weighted average shares utilized in calculating the earnings per share assumes that the shares issued to the Journal shareholders were issued on January 1, 2014. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2015

Operating revenues	$185,485
Loss from continuing operations attributable to the shareholders of The E.W. Scripps Company	(2,730)
Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.03)
Diluted	(0.03)

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

The effective income tax rate for the three months ended March 31, 2016 and 2015 was (19)% and 38%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses (including a portion of transaction expense related to the Journal transactions in 2015), adjustments to reserves for uncertain tax positions (including interest) and excess tax benefits on share-based compensation ($1.9 million in 2016).

Deferred tax assets totaled $28 million at March 31, 2016. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the period ended March 31, 2015, deferred tax assets relating to employee share-based awards from the vesting of RSUs and the exercise of stock options were not recognized since we were in a net tax loss position for the period. The additional tax benefits were reflected as net operating loss carryforwards on our tax returns, but the additional tax benefits were not recorded under GAAP until the tax deductions reduced taxes payable. The amount of unrecognized tax deductions for the three months ended March 31, 2015, was approximately $16 million. Effective January 1, 2016, we adopted new accounting guidance that allows us to recognize the benefits when deductible for tax purposes.

5. Other Charges and Credits

Acquisition and related integration costs of $0.6 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively, include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

6. Restricted Cash

At March 31, 2016 and December 31, 2015, we had $5.5 million and $6.6 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill was as follows:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2015	$681,535	$41,000	$101,166	$823,701
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2015	$466,121	$41,000	$78,666	$585,787

Gross balance as of March 31, 2016	$681,535	$41,000	$101,166	$823,701
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of March 31, 2016	$466,121	$41,000	$78,666	$585,787

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2016	As of December 31, 2015

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	14,423	14,423
Total carrying amount	318,967	318,967
Accumulated amortization:
Television network affiliation relationships	(27,697)	(24,590)
Customer lists and advertiser relationships	(19,054)	(17,092)
Other	(2,601)	(1,913)
Total accumulated amortization	(49,352)	(43,595)
Net amortizable intangible assets	269,615	275,372
Other indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$473,430	$479,187

Estimated amortization expense of intangible assets for each of the next five years is $16.6 million for the remainder of 2016, $19.9 million in 2017, $19.5 million in 2018, $18.8 million in 2019, $18.2 million in 2020, $15.9 million in 2021, and $160.7 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2016	As of December 31, 2015

Variable rate credit facility	$—	$—
Term loan	393,500	394,500
Debt issuance costs on term loan	(3,156)	(3,325)
Net term loan	390,344	391,175
Unsecured subordinated notes payable	7,968	7,968
Long-term debt	398,312	399,143
Current portion of long-term debt	6,656	6,656
Long-term debt (less current portion)	$391,656	$392,487
Fair value of long-term debt *	$397,915	$396,576

* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured promissory notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

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

The Second Amended Financing Agreement in certain circumstances requires that we must use a portion of excess cash flow, and the proceeds from the sale, to repay debt. As of March 31, 2016, we were not required to make additional principal payments based on excess cash flow. Under an amendment completed in the third quarter of 2015, any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.

Under the terms of the Second Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of March 31, 2016 and December 31, 2015, the interest rate was 3.50% on the term loan B. The weighted-average interest rate on borrowings was 3.50% and 3.25% for the three months ended March 31, 2016 and 2015, respectively.

Scheduled principal payments on the term loan at March 31, 2016 are: $3.0 million for the remainder of 2016, $4.0 million in 2017, $4.0 million in 2018, $4.0 million in 2019, and $378.5 million in 2020.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.

As of March 31, 2016 and December 31, 2015, we had outstanding letters of credit totaling $0.8 million.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of March 31, 2016			As of December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$312	$75,000	$—	$299

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

	Three Months Ended March 31,
(in thousands)	2016	2015

Amounts reclassified from accumulated OCL, gain	$96	$96
Loss on derivative	(13)	(174)

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	As of March 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(312)	—	(312)	—

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(299)	—	(299)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2016	As of December 31, 2015

Employee compensation and benefits	$17,424	$16,808
Liability for pension benefits	223,829	221,965
Liabilities for uncertain tax positions	3,440	3,492
Other	21,635	25,302
Other liabilities (less current portion)	$266,328	$267,567

12. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2016	2015

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(892)	$(2,941)
Income taxes receivable/payable, net	(957)	—
Accounts payable	(970)	(3,314)
Accrued employee compensation and benefits	(14,932)	(138)
Other accrued liabilities	(2,424)	(3,271)
Other, net	(1,026)	(2,018)
Total	$(21,201)	$(11,682)

13. Employee Benefit Plans

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

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts (referred to as transition credits) to certain employees' defined contribution retirement accounts in 2011. These transition credits, which were determined based upon the employee’s age, compensation and years of service, ended in 2015.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

The components of the expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2016	2015

Interest cost	$6,770	$6,449
Expected return on plan assets, net of expenses	(4,597)	(5,085)
Amortization of actuarial loss	998	1,132
Total for defined benefit plans	3,171	2,496
Multi-employer plans	43	59
SERP	279	266
Defined contribution plans	2,188	3,351
Net periodic benefit cost	5,681	6,172
Allocated to discontinued operations	—	(1,096)
Net periodic benefit cost — continuing operations	$5,681	$5,076

We contributed $0.3 million to fund current benefit payments for our SERPs and $0.1 million to our defined benefit pension plans during the three months ended March 31, 2016. We anticipate contributing an additional $1.1 million to fund the SERP’s benefit payments during the remainder of 2016. Additionally, we expect to contribute $5 million to $10 million for our qualified defined benefit pension plans in 2016.

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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

Segment operating revenues:
Television	$179,904	$114,218
Radio	14,603	—
Digital	12,326	6,235
Syndication and other	2,665	2,570
Total operating revenues	$209,498	$123,023
Segment profit (loss):
Television	$41,687	$22,054
Radio	2,143	—
Digital	(3,133)	(4,654)
Syndication and other	893	405
Shared services and corporate	(14,292)	(13,536)
Defined benefit pension plan expense	(3,450)	(2,686)
Acquisition and related integration costs	(578)	(2,774)
Depreciation and amortization of intangibles	(14,411)	(8,295)
Gains (losses), net on disposal of property, plant and equipment	4	(164)
Interest expense	(4,579)	(2,052)
Miscellaneous, net	(191)	(1,436)
Income (loss) from continuing operations before income taxes	$4,093	$(13,138)
Depreciation:
Television	$7,465	$5,386
Radio	537	—
Digital	54	130
Syndication and other	64	63
Shared services and corporate	536	608
Total depreciation	$8,656	$6,187
Amortization of intangibles:
Television	$4,239	$1,888
Radio	265	—
Digital	913	220
Shared services and corporate	338	—
Total amortization of intangibles	$5,755	$2,108
Additions to property, plant and equipment:
Television	$3,111	$1,941
Radio	233	—
Digital	4	31
Syndication and other	15	54
Shared services and corporate	58	279
Total additions to property, plant and equipment	$3,421	$2,305

No single customer provides more than 10% of our revenue.

15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $10.1 million of shares at prices ranging from $16.01 to $19.51 per share during the first three months of 2016. At March 31, 2016, $73.6 million remained under this authorization.

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended March 31, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial loss, net of tax of $396 (b)	—	642	(7)	635
Net current-period other comprehensive loss	59	642	(7)	694
Ending balance, March 31, 2016	$(183)	$(89,098)	$173	$(89,108)

	Three Months Ended March 31, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $36 (a)	60	—	—	60
Actuarial loss, net of tax of $458 (b)	—	757	—	757
Net current-period other comprehensive income	60	757	—	817
Ending balance, March 31, 2015	$(419)	$(125,120)	$(87)	$(125,626)

(a) Interest rate swap amortization is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial loss is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

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

Immediately following the spin-off and merger of the newspaper businesses, the Journal broadcast operations and its related digital business were merged into Scripps. The Company’s television operations reach approximately 18% of all U.S. television households and has approximately 3,800 employees across its television, radio and digital media operations.

As part of the transactions, Scripps' shareholders received a $60 million special cash dividend on April 1, 2015.

Certain agreements between Scripps and Journal Media Group, Inc. became effective in connection with the transactions, including Tax Matters Agreements and a Transition Services Agreement.

Under the Transition Services Agreement, Scripps and Journal Media Group provided certain services to each other through March 31, 2016. The fees for the services were at arm's-length amounts. For the three months ended March 31, 2016, the amount we received from Journal Media Group and the amount we paid to Journal Media Group was immaterial. As of March 31, 2016, Journal Media Group owed Scripps $2.1 million.

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

As a result of the spin-off, Scripps newspapers has been presented as discontinued operations in the financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

Three Months Ended March 31,
(in thousands)	2015

Operating revenues	$91,478
Total costs and expenses	(79,277)
Depreciation and amortization of intangibles	(3,608)
Other, net	(3,298)
Income from discontinued operations before income taxes	5,295
Provision for income taxes	(2,280)
Net income from discontinued operations	$3,015

The Company incurred certain non-recurring costs directly related to the spin-off of our newspapers and acquisition of the Journal broadcast stations of $6 million for the quarter ended March 31, 2015. Accounting and other professional and consulting fees directly related to the newspaper spin-off of $3 million were allocated to discontinued operations in the Condensed Consolidated Statements of Operations. The remaining amount of $3 million was recorded in earnings from continuing operations for the three months ended March 31, 2015.

18. Subsequent Events

On April 12, 2016, we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a strong website, original digital video, social media and a popular podcast. The purchase price was $39 million in cash.

Due to the limited time since we closed the Cracked acquisition, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed. We will complete the initial preliminary purchase price allocation in the second quarter and it will be reflected in our June 30, 2016 financial statements. The results of operations of the acquired business will be included in our results from April 12, 2016, the date of acquisition.

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

On April 1, 2015, Scripps and Journal Communications, Inc. ("Journal") closed their transactions to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company. The merged broadcast operations is one of the nation’s largest independent TV station ownership groups, reaching nearly one in five U.S. television households and serving 24 markets. We also own 34 radio stations in eight markets. The company has approximately 3,800 employees across its television, radio and digital media operations. The merger enhances our national broadcast footprint, and we now have affiliations with all of the "Big 4" television networks.

Our focus in our television markets in 2016 is to strategically invest in markets to be leaders in local news in order to improve ratings. This strategy will enable us to maximize our operating results in this election cycle.

We continued our expansion of our digital business on April, 12, 2016 when we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a strong website, original digital video, social media and a popular podcast. This acquisition provides an opportunity to expand our OTT footprint for both video and audio. The purchase price was $39 million in cash.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015

Operating revenues	$209,498	70.3%	$123,023
Employee compensation and benefits	(95,885)	40.3%	(68,362)
Programs and program licenses	(40,568)	92.0%	(21,132)
Other expenses	(45,747)	56.3%	(29,260)
Defined benefit pension plan expense	(3,450)		(2,686)
Acquisition and related integration costs	(578)		(2,774)
Depreciation and amortization of intangibles	(14,411)		(8,295)
Gains (losses), net on disposal of property, plant and equipment	4		(164)
Operating income (loss)	8,863		(9,650)
Interest expense	(4,579)		(2,052)
Miscellaneous, net	(191)		(1,436)
Income (loss) from continuing operations before income taxes	4,093		(13,138)
Benefit for income taxes	795		5,023
Income (loss) from continuing operations	4,888		(8,115)
Income from discontinued operations, net of tax	—		3,015
Net income (loss)	$4,888		$(5,100)

Continuing Operations

The Company completed its acquisition of the Journal television and radio stations on April 1, 2015, referred to as the "acquired stations." Midroll was acquired on July 22, 2015. Collectively, these acquisitions are referred to as the "acquired operations." The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our consolidated and segment operating results.

Operating revenues increased 70% in the first quarter of 2016 compared to 2015. Revenue from the acquired operations was $67.7 million in the first quarter of 2016. A $6.1 million increase in political advertising revenues and an $11.3 million increase in retransmission revenue in the quarter at stations owned for the full period accounted for most of the remaining increase.

Effective January 1, 2016, we completed a new retransmission agreement covering approximately 3 million households which is reflected in our 2016 results.

Employee compensation and benefits increased 40% in the first quarter of 2016, primarily driven by the impact of the acquired stations.

Programs and program licenses expense nearly doubled for the three months ended March 31, 2016, primarily due to acquisitions and higher network fees. The acquired stations accounted for $10 million of the increase for the quarter. The remainder of the increase was due to higher network license fees, offset by lower syndicated programming expense. We completed new agreements for our five NBC stations at the end of 2015 and one of our CBS stations in July 2015.

Other expenses include the following:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015

Facilities rent and maintenance	$9,322	45.4%	$6,411
Purchased news and content	2,223	42.7%	1,558
Marketing and promotion	2,925	97.4%	1,482
Miscellaneous costs	31,277	57.9%	19,809
Total other expenses	$45,747	56.3%	$29,260

Other expenses increased primarily as a result of the acquired stations.

Acquisition and related integration costs of $0.6 million and $2.8 million for the 2016 and 2015 quarters, respectively, include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

Defined benefit plan expense increased quarter-over-quarter due to the additional expense related to the pension obligations assumed in the Journal acquisition.

Depreciation and amortization increased year-over-year as a result of the acquired operations.

Interest expense increased year-over-year due to the increased debt related to the Journal acquisition.

The effective income tax rate was (19)% and 38% for the three months ended March 31, 2016 and 2015, respectively. The impact of state and local taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs incurred in connection with the Journal transactions in 2015 are not deductible. In addition, our provision for the 2016 quarter includes $1.9 million of excess tax benefits from the exercise and vesting of share-based compensation awards.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015

Segment operating revenues:
Television	$179,904	57.5%	$114,218
Radio	14,603		—
Digital	12,326	97.7%	6,235
Syndication and other	2,665	3.7%	2,570
Total operating revenues	$209,498	70.3%	$123,023
Segment profit (loss):
Television	$41,687	89.0%	$22,054
Radio	2,143		—
Digital	(3,133)	(32.7)%	(4,654)
Syndication and other	893		405
Shared services and corporate	(14,292)	5.6%	(13,536)
Defined benefit pension plan expense	(3,450)		(2,686)
Acquisition and related integration costs	(578)		(2,774)
Depreciation and amortization of intangibles	(14,411)		(8,295)
Gains (losses), net on disposal of property, plant and equipment	4		(164)
Interest expense	(4,579)		(2,052)
Miscellaneous, net	(191)		(1,436)
Income (loss) from continuing operations before income taxes	$4,093		$(13,138)

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
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast locally and nationally internally produced programs, syndicated programs, sporting events, and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
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
Operating results for our television segment were as follows:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015

Segment operating revenues:
Local	$80,257	36.6%	$58,755
National	33,445	30.6%	25,602
Political	9,260		500
Retransmission	53,614	92.0%	27,918
Other	3,328	130.6%	1,443
Total operating revenues	179,904	57.5%	114,218
Segment costs and expenses:
Employee compensation and benefits	65,767	31.4%	50,058
Programs and program licenses	39,479	86.8%	21,132
Other expenses	32,971	57.2%	20,974
Total costs and expenses	138,217	50.0%	92,164
Segment profit	$41,687	89.0%	$22,054

The Company completed its acquisition of the Journal television stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the television division operating results.
Revenues

Total television revenues increased 58% in the first quarter of 2016. Revenue from the acquired stations was $48.7 million for the 2016 quarter. Increased retransmission revenues and higher political revenues in a presidential-election year drove most of the remaining increase.

Effective January 1, 2016, we completed a new retransmission agreement covering approximately 3 million households which is reflected in our 2016 results.

Costs and expenses

Total costs and expenses increased 50% in the first quarter of 2016.

Employee compensation and benefits increased 31% for the first quarter of 2016 primarily due to the acquired stations.

Programs and program licenses expense nearly doubled for the three months ended March 31, 2016, primarily due to the acquired Journal television stations and higher network fees. The acquired television stations accounted for $9 million of the increase for the quarter. The remainder of the increase was due to higher network license fees, offset by lower syndicated programming expense. We completed new agreements for our five NBC stations at the end of 2015 and one of our CBS stations in July 2015.

Other expenses increased 57% for the 2016 quarter primarily due to the impact of the acquired television stations.
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
Operating results for our radio segment were as follows:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015

Segment operating revenues:
Advertising	$14,122		$—
Other	481		—
Total operating revenues	14,603		—
Segment costs and expenses:
Employee compensation and benefits	7,291		—
Programs	1,089		—
Other expenses	4,080		—
Total costs and expenses	12,460		—
Segment profit	$2,143		$—

Revenues

Total radio revenues of $14.6 million for the first quarter are $0.7 million lower than the prior year quarter amount of $15.3 million when owned by Journal.

Costs and expenses

Total costs and expenses for radio of $12.5 million for the quarter are $0.8 million lower than the prior year quarter amount of $13.3 million when owned by Journal.

Digital — Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, an over-the-top video news service, and Midroll, a podcast industry leader.

Our digital operations earn revenue primarily through the sale of advertising and marketing services.

Operating results for our digital segment were as follows:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015

Total operating revenue	$12,326	97.7%	$6,235
Segment costs and expenses:
Employee compensation and benefits	9,877	17.6%	8,397
Other expenses	5,582	124.0%	2,492
Total costs and expenses	15,459	42.0%	10,889
Segment loss	$(3,133)	(32.7)%	$(4,654)

Revenues

Digital revenues nearly doubled in the first quarter of 2016. Revenue from the acquired stations and Midroll was $4.4 million in the first quarter of 2016. The remainder of the increase was driven by our focus on increasing digital advertising revenues with an expanded sales force in our television markets and increased revenue from programmatic advertising.

Cost and Expenses

Digital costs and expenses increased 42% in the first quarter of 2016, primarily due to the impact of the acquired stations and the Midroll acquisition.

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

Operating activities

Cash flows from operating activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$4,888	$(5,100)
Income from discontinued operations	—	(3,015)
Income (loss) from continuing operations	4,888	(8,115)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	14,411	8,295
Deferred income taxes	(123)	(3,266)
Stock and deferred compensation plans	5,557	2,467
Pension expense, net of payments	3,000	3,195
Other changes in certain working capital accounts, net	(21,201)	(11,682)
Miscellaneous, net	(191)	842
Net cash provided by (used in) continuing operating activities	6,341	(8,264)
Net cash provided by discontinued operating activities	—	8,246
Net operating activities	$6,341	$(18)

The $15 million increase in cash provided by continuing operating activities was primarily attributable to a $23 million increase in segment profit, partially offset by changes in working capital in 2016 compared to 2015.

The primary factors affecting changes in operating activities are described below.

•
Collections of accounts receivable increased $2 million in 2016 compared to 2015. Collections in the first portion of an odd year are lower due to the impact of political advertising in the preceding period, which is paid in advance and displaces traditional local and national advertising.

•	The timing of payments for accounts payable increased working capital by $2.3 million in 2016.

•	The accrual of payroll and annual incentive compensation, net of the payment amounts earned in the prior year, decreased working capital by $14.9 million in 2016 and $0.1 million in 2015.

Investing activities

Cash flows from investing activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(6,321)	$(2,305)
Purchase of investments	(1,553)	(6,450)
Change in restricted cash	1,100	—
Proceeds from sale of property, plant and equipment	4	5
Net cash used in continuing investing activities	(6,770)	(8,750)
Net cash used in discontinued investing activities	—	(1,561)
Net investing activities	$(6,770)	$(10,311)

In 2016 and 2015, we used $7 million and $9 million, respectively, in cash for continuing investing activities. The primary factors affecting our investing activities for the periods are described below.

•	During the three months ended March 31, 2016, we paid $6.3 million for capital expenditures, an increase of $4 million over the 2015 quarter.

•	In the first quarter of 2015, we invested $5 million to fund the launch and operations of a media company specializing in digital multicasting.
Financing activities
Cash flows from financing activities for the three months ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

Cash Flows from Financing Activities:
Payments on long-term debt	$(1,000)	$(500)
Repurchase of Class A Common shares	(10,131)	—
Proceeds from exercise of employee stock options	4,641	4,262
Tax payments related to shares withheld for RSU vesting	(2,579)	(4,872)
Miscellaneous, net	(2,311)	12,469
Net cash (used in) provided by continuing financing activities	$(11,380)	$11,359

In 2016, we used $11 million in cash and had net cash flows of $11 million in 2015 for continuing financing activities. The primary items included in our financing activities for the periods are described below.

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

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at March 31, 2016 and December 31, 2015.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2016, we were not required to make additional principal payments based on excess cash flow. Under an amendment completed in the third quarter of 2015, any proceeds, up to a stipulated amount, we receive from the upcoming spectrum auction, will not be required to pay down the term loan.

In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $10 million of shares at prices ranging from $16.01 to $19.51 per share during 2016. At March 31, 2016, we had approximately $74 million remaining for share repurchases under this authorization.

In 2016, we received $5 million of proceeds from the exercise of employee stock options compared to $4 million in 2015.

Cash used in financing activities was also impacted by $13 million of checks issued for payment and outstanding at March 31, 2015.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute between $6 million and $11 million in the remainder of 2016 to our defined benefit pension plans, including our SERPs.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, long-lived assets, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies will be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption was on a modified retrospective transition method basis and therefore had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred taxes and opening retained earnings. We have elected to adopt a policy of recording actual forfeitures, the impact of which is immaterial to current or prior periods.

In August 2014, the FASB issued new guidance related to the disclosures around consideration of going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard was effective for us January 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards — In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial instruments. This guidance primarily affects the accounting for equity method investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently assessing the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently assessing the impact this guidance will have on our consolidated financial statements and have not yet determined a transition method.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2016		As of December 31, 2015
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan	393,500	390,057	394,500	388,583
Unsecured promissory notes	7,968	7,858	7,968	7,993
Total long-term debt including current portion	$401,468	$397,915	$402,468	$396,576

Interest rate swap	$312	$312	$299	$299

Financial instruments subject to market value risk:
Investments held at cost	$10,574	(a)	$10,652	(a)

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