Form 10-Q
period 2016-06-30
E.W. SCRIPPS Co
filed 2016-08-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2016, there were 71,603,869 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2016

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2016.

The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2016 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

4/1/16 - 4/30/16	188,000	$15.40	$2,895,764	$70,751,284
5/1/16 - 5/31/16	186,000	15.44	2,872,735	$67,878,549
6/1/16 - 6/30/16	164,000	16.99	2,786,387	$65,092,162
Total	538,000	$15.90	$8,554,886

3

In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. At June 30, 2016, $65.1 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2016.

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

THE E.W. SCRIPPS COMPANY

Dated: August 5, 2016	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2016	As of December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$66,479	$108,061
Restricted cash	5,460	6,560
Accounts and notes receivable (less allowances — $1,570 and $1,610)	191,243	171,901
Income taxes receivable	1,160	4,626
Miscellaneous	13,241	11,482
Total current assets	277,583	302,630
Investments	14,840	13,856
Property and equipment	263,696	271,047
Goodwill	617,080	585,787
Other intangible assets	479,773	479,187
Deferred income taxes	20,698	13,640
Miscellaneous	13,619	14,713
Total Assets	$1,687,289	$1,680,860

Liabilities and Equity
Current liabilities:
Accounts payable	$29,024	$31,606
Customer deposits and unearned revenue	7,297	8,508
Current portion of long-term debt	6,656	6,656
Accrued liabilities:
Employee compensation and benefits	26,425	33,669
Miscellaneous	22,482	25,392
Other current liabilities	12,975	13,992
Total current liabilities	104,859	119,823
Long-term debt (less current portion)	390,825	392,487
Other liabilities (less current portion)	267,204	267,567
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 71,603,869 and 71,886,969 shares	716	719
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	835	838
Additional paid-in capital	1,156,231	1,163,985
Accumulated deficit	(144,249)	(174,038)
Accumulated other comprehensive loss, net of income taxes	(88,416)	(89,802)
Total equity	924,401	900,983
Total Liabilities and Equity	$1,687,289	$1,680,860
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Operating Revenues:
Advertising	$163,444	$154,372	$309,763	$244,105
Retransmission	53,433	36,495	107,047	64,413
Other	10,940	7,267	20,505	12,639
Total operating revenues	227,817	198,134	437,315	321,157
Costs and Expenses:
Employee compensation and benefits	92,463	91,118	188,348	159,480
Programs and program licenses	43,503	31,387	84,071	52,519
Other expenses	50,284	43,611	96,031	72,871
Defined benefit pension plan expense	3,449	4,120	6,899	6,806
Acquisition and related integration costs	—	29,973	578	32,747
Total costs and expenses	189,699	200,209	375,927	324,423
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,928	8,604	17,584	14,791
Amortization of intangible assets	5,858	4,762	11,613	6,870
Losses, net on disposal of property and equipment	22	215	18	379
Net depreciation, amortization, and (gains) losses	14,808	13,581	29,215	22,040
Operating income (loss)	23,310	(15,656)	32,173	(25,306)
Interest expense	(4,432)	(4,225)	(9,011)	(6,277)
Miscellaneous, net	(458)	387	(649)	(1,049)
Income (loss) from continuing operations before income taxes	18,420	(19,494)	22,513	(32,632)
Provision (benefit) for income taxes	6,932	(6,539)	6,137	(11,562)
Income (loss) from continuing operations	11,488	(12,955)	16,376	(21,070)
Loss from discontinued operations, net of tax	—	(18,448)	—	(15,432)
Net income (loss)	$11,488	$(31,403)	$16,376	$(36,502)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$0.14	$(0.15)	$0.19	$(0.30)
Loss from discontinued operations	—	(0.22)	—	(0.22)
Net income (loss) per basic share of common stock	$0.14	$(0.37)	$0.19	$(0.52)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$0.13	$(0.15)	$0.19	$(0.30)
Loss from discontinued operations	—	(0.22)	—	(0.22)
Net income (loss) per diluted share of common stock	$0.13	$(0.37)	$0.19	$(0.52)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Net income (loss)	$11,488	$(31,403)	$16,376	$(36,502)
Changes in fair value of derivative, net of tax of $37, $37, $74 and $73	59	59	118	119
Changes in defined benefit pension plans, net of tax of $401, $(1,669), $801 and $(1,211)	640	(2,716)	1,282	(1,959)
Other	(7)	84	(14)	84
Total comprehensive income (loss)	$12,180	$(33,976)	$17,762	$(38,258)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$16,376	$(36,502)
Loss from discontinued operations	—	15,432
Income (loss) from continuing operations	16,376	(21,070)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	29,197	21,661
Deferred income taxes	6,825	(9,786)
Stock and deferred compensation plans	8,861	7,886
Pension expense, net of payments	5,099	6,756
Other changes in certain working capital accounts, net	(29,893)	(81,873)
Miscellaneous, net	896	6,810
Net cash provided by (used in) continuing operating activities	37,361	(69,616)
Net cash provided by discontinued operating activities	—	6,646
Net operating activities	37,361	(62,970)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(43,500)	2,530
Additions to property and equipment	(13,382)	(8,771)
Purchase of investments	(1,728)	(6,450)
Change in restricted cash	1,100	250
Proceeds from sale of property and equipment	22	7
Net cash used in continuing investing activities	(57,488)	(12,434)
Net cash used in discontinued investing activities	—	(1,561)
Net investing activities	(57,488)	(13,995)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	200,000
Payments on long-term debt	(2,000)	(117,750)
Payments of financing costs	—	(2,592)
Dividends paid	—	(59,523)
Repurchase of Class A Common shares	(18,686)	(2,683)
Proceeds from exercise of employee stock options	4,641	5,539
Tax payments related to shares withheld for RSU vesting	(2,603)	(5,037)
Miscellaneous, net	(2,807)	1,972
Net cash (used in) provided by continuing financing activities	(21,455)	19,926
Decrease in cash and cash equivalents	(41,582)	(57,039)
Cash and cash equivalents:
Beginning of year	108,061	158,459
End of period	$66,479	$101,420

Supplemental Cash Flow Disclosures
Interest paid	$8,143	$5,319
Income taxes paid	$355	$13,970
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(36,502)	—	—	(36,502)
Changes in defined benefit pension plans	—	—	—	(1,959)	—	(1,959)
Changes in fair value of derivative	—	—	—	119	—	119
Cash dividends: declared and paid — $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993 shares issued	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(138,828)	2,326	(1,657)	(138,159)
Repurchase 115,819 Class A Common shares	(1)	(1,226)	(1,456)	—	—	(2,683)
Compensation plans: 1,015,549 net shares issued *	10	7,570	—	—	—	7,580
Other	—	—	—	84	—	84
As of June 30, 2015	$842	$1,167,537	$(117,616)	$(125,873)	$—	$924,890

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
Adoption of new accounting standard	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	16,376	—	—	16,376
Changes in defined benefit pension plans	—	—	—	1,282	—	1,282
Changes in fair value of derivative	—	—	—	118	—	118
Repurchase 1,108,000 Class A Common shares	(11)	(17,280)	(1,395)	—	—	(18,686)
Compensation plans: 824,900 net shares issued *	8	9,584	—	—	—	9,592
Other	—	—	—	(14)	—	(14)
As of June 30, 2016	$835	$1,156,231	$(144,249)	$(88,416)	$—	$924,401
* Net of tax payments related to shares withheld for vested stock and RSUs of $2,603 in 2016 and $5,037 in 2015.
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
Certain amounts in prior periods have been reclassified to conform to the current period's presentation.
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

On April 1, 2015, we distributed our newspaper business to our shareholders in a tax-free spin-off. See Note 17 for information on the spin-off.

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

Share-based compensation costs totaled $2.2 million and $5.2 million for the second quarter of 2016 and 2015, respectively. Year-to-date share-based compensation costs totaled $7.2 million and $7.1 million in 2016 and 2015, respectively, of which $1.1 million for 2015 is included in discontinued operations.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations	$11,488	$(12,955)	$16,376	$(21,070)
Less income allocated to RSUs	(159)	—	(203)	—
Numerator for basic and diluted earnings per share from continuing operations	$11,329	$(12,955)	$16,173	$(21,070)
Denominator
Basic weighted-average shares outstanding	83,773	83,903	83,869	70,692
Effect of dilutive securities:
Stock options held by employees and directors	278	—	315	—
Diluted weighted-average shares outstanding	84,051	83,903	84,184	70,692
Anti-dilutive securities (1)	—	2,230	—	2,230
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter and six month period ended June 30, 2015, we incurred a loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies are recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for income taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption was on a modified retrospective transition method basis and therefore had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and opening retained earnings. We have elected to adopt a policy of recording actual forfeitures, the impact of which is immaterial to current or prior periods.

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

Recently Issued Accounting Standards — In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial instruments. This guidance primarily affects the accounting for equity method investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements and have not yet determined a transition method.

In 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

3. Acquisitions

Stitcher

On June 6, 2016, we completed the acquisition of Stitcher for a cash purchase price of $4.5 million. Stitcher is a popular podcast listening service which facilitates discovery and streaming for more than 65,000 podcasts. Stitcher will operate as part of Midroll Media, which will significantly broaden Midroll's consumer base and technological capabilities. Of the $4.5 million purchase price, $2.9 million was allocated to intangible assets, the majority of which was technological software with an estimated amortization period of 3 years. The remainder of the purchase price was allocated to goodwill.

Cracked

On April 12, 2016, we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. The purchase price was $39 million in cash.

Pending the finalization of third-party valuations and other items, the preliminary fair values of the assets acquired were $9 million of intangibles and $30 million of goodwill. Of the $9 million allocated to intangible assets, $7 million was for trade names with an estimated amortization period of 20 years. The remaining balance of $2 million was allocated to content library with an estimated amortization period of 3 years.

The goodwill of $30 million arising from the transaction consists largely of the benefit we will derive from being able to expand our presence and digital brands on the web, in over-the-top video and audio and on other emerging platforms. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

From the acquisition date of April 12, 2016 through June 30, 2016, revenues from the acquired Cracked operations were $1.2 million.

Midroll Media

On July 22, 2015, we acquired Midroll Media, a company that creates original podcasts and operates a network that generates advertising revenue for more than 200 shows. The purchase price was $50 million in cash, plus a $10 million earnout payable over three years. We estimated the fair value of the earnout to be $7 million.

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

Pro forma results of operations

Pro forma results of operations, assuming the Journal transaction had taken place at the beginning of 2014, are included in the following table. The pro forma results do not include Midroll, Cracked or Stitcher as the impact of these acquisitions are not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and Journal and adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and reflects the transaction costs incurred in 2015 as if they were incurred in the first quarter of 2014. The weighted average shares utilized in calculating the earnings per share assumes that the shares issued to the Journal shareholders were issued on January 1, 2014. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2015	2015

Operating revenues	$198,134	$383,619
Income from continuing operations attributable to the shareholders of The E.W. Scripps Company	9,308	6,578
Income per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$0.11	$0.08
Diluted	0.11	0.08

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

The effective income tax rate for the six months ended June 30, 2016 and 2015 was 27% and 35%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses (including a portion of transaction expense related to the Journal transactions in 2015), adjustments to reserves for uncertain tax positions (including interest) and excess tax benefits on share-based compensation ($1.9 million in 2016).

Deferred tax assets totaled $21 million at June 30, 2016. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the period ended June 30, 2015, deferred tax assets relating to employee share-based awards from the vesting of RSUs and the exercise of stock options were not recognized since we were in a net tax loss position for the period. The additional tax benefits were reflected as net operating loss carryforwards on our tax returns, but the additional tax benefits were not recorded under GAAP until the tax deductions reduced taxes payable. The amount of unrecognized tax deductions for the six months ended June 30, 2015, was approximately $25 million. Effective January 1, 2016, we adopted new accounting guidance that allows us to recognize the benefits when deductible for tax purposes.

5. Other Charges and Credits

Acquisition and related integration costs of $0.6 million and $32.7 million for the six months ended June 30, 2016 and 2015, respectively, and $30.0 million for the three months ended June 30, 2015, include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate the acquired operations.

6. Restricted Cash

At June 30, 2016 and December 31, 2015, we had $5.5 million and $6.6 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill was as follows:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2015	$681,535	$41,000	$101,166	$823,701
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2015	466,121	41,000	78,666	585,787
Cracked acquisition	—	—	29,703	29,703
Stitcher acquisition	—	—	1,590	1,590
Balance as of June 30, 2016	$466,121	$41,000	$109,959	$617,080

Gross balance as of June 30, 2016	$681,535	$41,000	$132,459	$854,994
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of June 30, 2016	$466,121	$41,000	$109,959	$617,080

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2016	As of December 31, 2015

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	26,623	14,423
Total carrying amount	331,167	318,967
Accumulated amortization:
Television network affiliation relationships	(30,804)	(24,590)
Customer lists and advertiser relationships	(21,015)	(17,092)
Other	(3,390)	(1,913)
Total accumulated amortization	(55,209)	(43,595)
Net amortizable intangible assets	275,958	275,372
Other indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$479,773	$479,187

Estimated amortization expense of intangible assets for each of the next five years is $12.0 million for the remainder of 2016, $21.8 million in 2017, $21.4 million in 2018, $19.7 million in 2019, $18.6 million in 2020, $16.3 million in 2021, and $166.2 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2016	As of December 31, 2015

Variable rate credit facility	$—	$—
Term loan	392,500	394,500
Debt issuance costs on term loan	(2,987)	(3,325)
Net term loan	389,513	391,175
Unsecured subordinated notes payable	7,968	7,968
Long-term debt	397,481	399,143
Current portion of long-term debt	6,656	6,656
Long-term debt (less current portion)	$390,825	$392,487
Fair value of long-term debt *	$399,241	$396,576

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

The Second Amended Financing Agreement in certain circumstances requires that we must use a portion of excess cash flow, and the proceeds from the sale, to repay debt. As of June 30, 2016, we were not required to make additional principal payments based on excess cash flow. Any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.

Under the terms of the Second Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of June 30, 2016 and December 31, 2015, the interest rate was 3.50% on the term loan B. The weighted-average interest rate on borrowings was 3.50% and 3.37% for the six months ended June 30, 2016 and 2015, respectively.

Scheduled principal payments on the term loan at June 30, 2016 are: $2.0 million for the remainder of 2016, $4.0 million in 2017, $4.0 million in 2018, $4.0 million in 2019, and $378.5 million in 2020.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.

As of June 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $0.8 million.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of June 30, 2016			As of December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$235	$75,000	$—	$299

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Amounts reclassified from accumulated OCL, gain	$96	$96	$192	$192
Gain (loss) on derivative	77	64	64	(110)

10. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents and derivatives. The fair values of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	As of June 30, 2016
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(235)	—	(235)	—

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(299)	—	(299)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2016	As of December 31, 2015

Employee compensation and benefits	$18,138	$16,808
Liability for pension benefits	225,297	221,965
Liabilities for uncertain tax positions	3,437	3,492
Other	20,332	25,302
Other liabilities (less current portion)	$267,204	$267,567

12. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2016	2015

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(19,342)	$(24,368)
Transition services receivable, net	—	(17,889)
Income taxes receivable/payable, net	3,466	(14,193)
Accounts payable	472	(14,124)
Accrued employee compensation and benefits	(7,244)	260
Other accrued liabilities	(2,910)	(7,684)
Other, net	(4,335)	(3,875)
Total	$(29,893)	$(81,873)

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

The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Interest cost	$6,770	$8,179	$13,540	$14,628
Expected return on plan assets, net of expenses	(4,599)	(6,624)	(9,196)	(11,709)
Amortization of actuarial loss	997	1,204	1,995	2,336
Curtailment	—	1,080	—	1,080
Total for defined benefit plans	3,168	3,839	6,339	6,335
Multi-employer plans	42	38	85	97
SERP	281	281	560	547
Defined contribution plans	2,086	2,360	4,274	5,711
Net periodic benefit cost	5,577	6,518	11,258	12,690
Allocated to discontinued operations	—	—	—	(1,096)
Net periodic benefit cost — continuing operations	$5,577	$6,518	$11,258	$11,594

We contributed $0.5 million to fund current benefit payments for our SERPs and $1.2 million to our defined benefit pension plans during the six months ended June 30, 2016. We anticipate contributing an additional $0.6 million to fund the SERP’s benefit payments during the remainder of 2016. Additionally, we expect to contribute $5 million to $10 million for our qualified defined benefit pension plans in 2016.

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

Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, an over-the-top ("OTT") video news service, Cracked, the multi-platform humor and satire brand, and Midroll, a podcast industry leader. Our digital operations earn revenue primarily through the sale of advertising and marketing services.
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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Segment operating revenues:
Television	$191,745	$167,394	$371,649	$281,612
Radio	18,183	19,413	32,786	19,413
Digital	15,207	8,602	27,533	14,837
Syndication and other	2,682	2,725	5,347	5,295
Total operating revenues	$227,817	$198,134	$437,315	$321,157
Segment profit (loss):
Television	$53,298	$44,596	$94,985	$66,650
Radio	3,903	4,908	6,046	4,908
Digital	(4,715)	(4,917)	(7,848)	(9,571)
Syndication and other	(1,045)	(1,062)	(152)	(657)
Shared services and corporate	(9,874)	(11,507)	(24,166)	(25,043)
Defined benefit pension plan expense	(3,449)	(4,120)	(6,899)	(6,806)
Acquisition and related integration costs	—	(29,973)	(578)	(32,747)
Depreciation and amortization of intangibles	(14,786)	(13,366)	(29,197)	(21,661)
Losses, net on disposal of property and equipment	(22)	(215)	(18)	(379)
Interest expense	(4,432)	(4,225)	(9,011)	(6,277)
Miscellaneous, net	(458)	387	(649)	(1,049)
Income (loss) from continuing operations before income taxes	$18,420	$(19,494)	$22,513	$(32,632)
Depreciation:
Television	$7,932	$7,238	$15,397	$12,624
Radio	543	549	1,080	549
Digital	54	132	108	262
Syndication and other	65	66	129	129
Shared services and corporate	334	619	870	1,227
Total depreciation	$8,928	$8,604	$17,584	$14,791
Amortization of intangibles:
Television	$4,240	$4,262	$8,479	$6,150
Radio	265	280	530	280
Digital	1,014	220	1,927	440
Shared services and corporate	339	—	677	—
Total amortization of intangibles	$5,858	$4,762	$11,613	$6,870
Additions to property and equipment:
Television	$6,519	$5,802	$9,630	$7,743
Radio	83	16	316	16
Digital	13	—	17	—
Syndication and other	26	15	41	69
Shared services and corporate	266	633	324	943
Total additions to property and equipment	$6,907	$6,466	$10,328	$8,771

No single customer provides more than 10% of our revenue.

15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $18.7 million of shares at prices ranging from $14.71 to $19.51 per share during the first six months of 2016. For the six months ended June 30, 2015, we repurchased $2.7 million of shares at prices ranging from $21.60 to $24.94 per share. At June 30, 2016, $65.1 million remained under this authorization.

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended June 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2016	$(183)	$(89,098)	$173	$(89,108)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $397 (b)	—	640	(7)	633
Net current-period other comprehensive income (loss)	59	640	(7)	692
Ending balance, June 30, 2016	$(124)	$(88,458)	$166	$(88,416)

	Three Months Ended June 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2015	$(419)	$(125,120)	$(87)	$(125,626)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $(1,669) (b)	—	(2,716)	84	(2,632)
Net current-period other comprehensive income (loss)	59	(2,716)	84	(2,573)
Spin-off of Newspapers, net of tax of $1,517	—	2,312	14	2,326
Ending balance, June 30, 2015	$(360)	$(125,524)	$11	$(125,873)

	Six Months Ended June 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $74 (a)	118	—	—	118
Actuarial gain (loss), net of tax of $793 (b)	—	1,282	(14)	1,268
Net current-period other comprehensive income (loss)	118	1,282	(14)	1,386
Ending balance, June 30, 2016	$(124)	$(88,458)	$166	$(88,416)

	Six Months Ended June 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $73 (a)	119	—	—	119
Actuarial gain (loss), net of tax of $(1,211) (b)	—	(1,959)	84	(1,875)
Net current-period other comprehensive income (loss)	119	(1,959)	84	(1,756)
Spin-off of Newspapers, net of tax of $1,517	—	2,312	14	2,326
Ending balance, June 30, 2015	$(360)	$(125,524)	$11	$(125,873)

(a) Interest rate swap amortization is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

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

Under the Transition Services Agreement, Scripps and Journal Media Group provided certain services to each other through March 31, 2016. The fees for the services were at arm's-length amounts. For the three and six months ended June 30, 2016, the amount we received from Journal Media Group and the amount we paid to Journal Media Group was immaterial. For the three months ended June 30, 2015, we were paid $1.4 million from Journal Media Group and we paid Journal Media Group $0.5 million for services. As of June 30, 2016, there was no outstanding balance under this agreement.

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

Until the completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis determined that as of April 1, 2015 there was a non-cash impairment loss on disposal of the newspaper business of $30 million which was recorded on the date of the spin-off, April 1, 2015, which was included in discontinued operations for the quarter and six months ended June 30, 2015.

As a result of the spin-off, Scripps newspapers has been presented as discontinued operations in the financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2015	2015

Operating revenues	$—	$91,478
Total costs and expenses	(240)	(79,517)
Depreciation and amortization of intangibles	—	(3,608)
Other, net	—	(3,298)
Loss on disposal of Scripps Newspapers	(30,000)	(30,000)
Loss from discontinued operations before income taxes	(30,240)	(24,945)
Benefit for income taxes	11,792	9,513
Net loss from discontinued operations	$(18,448)	$(15,432)

The Company incurred certain non-recurring costs directly related to the spin-off of our newspapers and acquisition of the Journal broadcast stations of $30 million and $36 million for the quarter and six months ended June 30, 2015, respectively. Accounting and other professional and consulting fees directly related to the newspaper spin-off of $3 million were allocated to discontinued operations in the Condensed Consolidated Statements of Operations. The remaining amount of $33 million was recorded in earnings from continuing operations for the six months ended June 30, 2015.

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of television, radio and digital media brands. We operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll, the multi-platform humor and satire brand, Cracked, and over-the-top ("OTT") video news service, Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee.

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

We continued the expansion of our digital business through two acquisitions during the second quarter of 2016. On April, 12, 2016 we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. This acquisition provides an opportunity to expand our OTT footprint for both video and audio. The purchase price was $39 million in cash. On June 6, 2016 we acquired Stitcher, a popular podcast listening service which facilities discovery and streaming for more than 65,000 podcasts for a $4.5 million cash purchase price.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Operating revenues	$227,817	15.0%	$198,134	$437,315	36.2%	$321,157
Employee compensation and benefits	(92,463)	1.5%	(91,118)	(188,348)	18.1%	(159,480)
Programs and program licenses	(43,503)	38.6%	(31,387)	(84,071)	60.1%	(52,519)
Other expenses	(50,284)	15.3%	(43,611)	(96,031)	31.8%	(72,871)
Defined benefit pension plan expense	(3,449)		(4,120)	(6,899)		(6,806)
Acquisition and related integration costs	—		(29,973)	(578)		(32,747)
Depreciation and amortization of intangibles	(14,786)		(13,366)	(29,197)		(21,661)
Losses, net on disposal of property and equipment	(22)		(215)	(18)		(379)
Operating income (loss)	23,310		(15,656)	32,173		(25,306)
Interest expense	(4,432)		(4,225)	(9,011)		(6,277)
Miscellaneous, net	(458)		387	(649)		(1,049)
Income (loss) from continuing operations before income taxes	18,420		(19,494)	22,513		(32,632)
(Provision) benefit for income taxes	(6,932)		6,539	(6,137)		11,562
Income (loss) from continuing operations	11,488		(12,955)	16,376		(21,070)
Loss from discontinued operations, net of tax	—		(18,448)	—		(15,432)
Net income (loss)	$11,488		$(31,403)	$16,376		$(36,502)

Continuing Operations

Our digital businesses, Midroll and Cracked, were acquired on July 22, 2015 and April 12, 2016, respectively, and are collectively referred to as the "acquired digital operations." The Company completed its acquisition of the Journal television and radio stations on April 1, 2015, referred to as the "acquired stations." The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our consolidated and segment operating results. Since the acquisition of the Journal stations occurred on April 1, 2015, the results of its operations only impact the comparability of the year-to-date periods and not the second quarter comparisons.

Operating revenues increased 15% in the second quarter of 2016 compared to 2015 and 36% for the six months ended June 30, 2016. In the second quarter a $6.6 million increase in political advertising revenues, a $16.9 million increase in retransmission revenue and revenues from the acquired digital operations accounted for most of the increase. Higher revenues for the year-to-date period were due to increased political advertising revenues, retransmission revenues, higher digital revenues as well as the acquisition of the acquired stations and acquired digital operations. Revenue from the acquired stations was $65.2 million for the first quarter of 2016 and year-to-date revenue from the acquired digital operations was $7.4 million.

Effective January 1, 2016, we completed a new retransmission agreement covering approximately 3 million households, which is reflected in our 2016 results.

Employee compensation and benefits increased 1.5% in the second quarter of 2016 and 18% for the six months ended June 30, 2016. The increase in the year-to-date period was primarily driven by the impact of the acquired stations and acquired digital operations.

Programs and program licenses expense increased 39% for the three months ended June 30, 2016 and 60% for the six months ended June 30, 2016, primarily due to the acquired stations and higher network fees. Programming costs of the acquired stations was $10.2 million of the increase for the year-to-date period. The remainder of the increase was due to higher network license fees, offset by lower syndicated programming expense.

Other expenses include the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Facilities rent and maintenance	$9,456	9.2%	$8,662	$18,778	24.6%	$15,073
Ratings and consumer research services	5,465	8.7%	5,029	10,989	30.7%	8,408
Purchased news and content	3,224	44.8%	2,227	5,447	43.9%	3,785
Marketing and promotion	5,003	19.5%	4,185	7,928	39.9%	5,667
Miscellaneous costs	27,136	15.4%	23,508	52,889	32.4%	39,938
Total other expenses	$50,284	15.3%	$43,611	$96,031	31.8%	$72,871

Other expenses increased primarily as a result of the acquired stations and higher marketing and promotion expenses in our television group.

Acquisition and related integration costs include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired businesses.

Depreciation and amortization increased year-over-year as a result of the acquired stations and acquired digital operations.

Interest expense increased year-over-year in the six months ended June 30, 2016, due to the increased debt related to the Journal acquisition.

The effective income tax rate was 27% and 35% for the six months ended June 30, 2016 and 2015, respectively. State taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs incurred in connection with the Journal transactions in 2015 are not deductible. In addition, our provision for the 2016 year-to-date period includes $1.9 million of excess tax benefits from the exercise and vesting of share-based compensation awards.

Discontinued Operations

Discontinued operations reflect the historical results of our newspaper operations, which were spun-off on April 1, 2015.

Upon completion of the spin-off of our Newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis indicated that as of April 1, 2015 there was a non-cash impairment loss on the disposal of the newspaper business of $30 million which was recorded on the date of the spin-off, April 1, 2015, and was included as a component of discontinued operations for the quarter and six months ended June 30, 2015.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Segment operating revenues:
Television	$191,745	14.5%	$167,394	$371,649	32.0%	$281,612
Radio	18,183	(6.3)%	19,413	32,786	68.9%	19,413
Digital	15,207	76.8%	8,602	27,533	85.6%	14,837
Syndication and other	2,682	(1.6)%	2,725	5,347	1.0%	5,295
Total operating revenues	$227,817	15.0%	$198,134	$437,315	36.2%	$321,157
Segment profit (loss):
Television	$53,298	19.5%	$44,596	$94,985	42.5%	$66,650
Radio	3,903	(20.5)%	4,908	6,046	23.2%	4,908
Digital	(4,715)	(4.1)%	(4,917)	(7,848)	(18.0)%	(9,571)
Syndication and other	(1,045)	(1.6)%	(1,062)	(152)	(76.9)%	(657)
Shared services and corporate	(9,874)	(14.2)%	(11,507)	(24,166)	(3.5)%	(25,043)
Defined benefit pension plan expense	(3,449)		(4,120)	(6,899)		(6,806)
Acquisition and related integration costs	—		(29,973)	(578)		(32,747)
Depreciation and amortization of intangibles	(14,786)		(13,366)	(29,197)		(21,661)
Losses, net on disposal of property and equipment	(22)		(215)	(18)		(379)
Interest expense	(4,432)		(4,225)	(9,011)		(6,277)
Miscellaneous, net	(458)		387	(649)		(1,049)
Income (loss) from continuing operations before income taxes	$18,420		$(19,494)	$22,513		$(32,632)

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
Operating results for our television segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Segment operating revenues:
Local	$88,812	1.8%	$87,277	$169,069	15.8%	$146,032
National	37,904	(2.9)%	39,027	71,349	10.4%	64,629
Political	8,449		2,221	17,709		2,721
Retransmission	53,433	46.4%	36,495	107,047	66.2%	64,413
Other	3,147	32.6%	2,374	6,475	69.6%	3,817
Total operating revenues	191,745	14.5%	167,394	371,649	32.0%	281,612
Segment costs and expenses:
Employee compensation and benefits	63,593	0.4%	63,371	129,360	14.0%	113,429
Programs and program licenses	40,573	42.6%	28,446	80,052	61.5%	49,578
Other expenses	34,281	10.7%	30,981	67,252	29.4%	51,955
Total costs and expenses	138,447	12.7%	122,798	276,664	28.7%	214,962
Segment profit	$53,298	19.5%	$44,596	$94,985	42.5%	$66,650

The Company completed its acquisition of the Journal television stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the television division operating results in the year-to-date period.
Revenues

Total television revenues increased 15% in the second quarter of 2016 and 32% for the six months ended June 30, 2016. Revenue from the acquired television stations was $48.7 million for the first quarter of 2016. Increased retransmission revenues and higher political revenues in a presidential-election year drove most of the remaining increase in the second quarter and year-to-date periods.

Effective January 1, 2016, we completed a new retransmission agreement covering approximately 3 million households, which is reflected in our 2016 results.

Costs and expenses

Total costs and expenses increased 13% in the second quarter of 2016 and 29% for the six months ended June 30, 2016.

Employee compensation and benefits was flat for the second quarter of 2016 while it increased 14% for the 2016 year-to-date period primarily due to $15.9 million of compensation and benefits from the acquired television stations in the first quarter of 2016.

Programs and program licenses expense increased 43% in the second quarter primarily due to higher network license fees. For the six months ended June 30, 2016 there was a 61% increase, primarily due to the acquired television stations and higher network fees. Program costs were $9.1 million at the acquired television stations in the first quarter of 2016. The remainder of the increase was due to higher network license fees, offset by lower syndicated programming expense.

Other expenses increased 11% for the 2016 quarter primarily due to higher marketing and promotion expense. Other expenses increased 29% for the 2016 year-to-date period primarily due to the impact of the acquired television stations.
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
Operating results for our radio segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Segment operating revenues:
Advertising	$17,568	(5.8)%	$18,641	$31,690	70.0%	$18,641
Other	615	(20.3)%	772	1,096	42.0%	772
Total operating revenues	18,183	(6.3)%	19,413	32,786	68.9%	19,413
Segment costs and expenses:
Employee compensation and benefits	7,059	(5.5)%	7,470	14,350	92.1%	7,470
Programs	2,930	(0.4)%	2,941	4,019	36.7%	2,941
Other expenses	4,291	4.8%	4,094	8,371	104.5%	4,094
Total costs and expenses	14,280	(1.6)%	14,505	26,740	84.4%	14,505
Segment profit	$3,903	(20.5)%	$4,908	$6,046	23.2%	$4,908

The Company completed its acquisition of the Journal radio stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the year-to-date radio division operating results.

Revenues

Total radio revenues decreased 6.3% in the 2016 second quarter due to weakness in our largest markets.

Costs and expenses

Total costs and expenses decreased 1.6% in the 2016 quarter primarily due to lower employee benefits expense.

Digital — Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of national digital businesses such as Newsy, our over-the-top video news service, Cracked, the multi-platform humor and satire brand and Midroll, a podcast industry leader.

Our digital operations earn revenue primarily through the sale of advertising and marketing services.
Operating results for our digital segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Total operating revenues	$15,207	76.8%	$8,602	$27,533	85.6%	$14,837
Segment costs and expenses:
Employee compensation and benefits	11,757	29.7%	9,062	21,634	23.9%	17,459
Other expenses	8,165	83.2%	4,457	13,747	97.8%	6,949
Total costs and expenses	19,922	47.4%	13,519	35,381	45.0%	24,408
Segment loss	$(4,715)	(4.1)%	$(4,917)	$(7,848)	(18.0)%	$(9,571)

Our digital businesses, Midroll and Cracked, were acquired on July 22, 2015 and April 12, 2016, respectively. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our digital segment operating results.

Revenues

Digital revenues increased 77% or $6.6 million in the second quarter of 2016 and 86% or $12.7 million for the year-to-date period. Revenues from Cracked and Midroll were $4.9 million and $7.4 million in the 2016 quarter and year-to-date periods, respectively. Excluding the results of the acquired digital operations, revenues increased approximately 20% for the second quarter, which was primarily driven by increases in advertising on our television and radio local market web sites.

Cost and Expenses

Digital costs and expenses increased 47% in the second quarter of 2016 and 45% for the year-to-date period, primarily due to the impact of the Cracked and Midroll acquisitions.

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

Operating activities

Cash flows from operating activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$16,376	$(36,502)
Loss from discontinued operations	—	15,432
Income (loss) from continuing operations	16,376	(21,070)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	29,197	21,661
Deferred income taxes	6,825	(9,786)
Stock and deferred compensation plans	8,861	7,886
Pension expense, net of payments	5,099	6,756
Other changes in certain working capital accounts, net	(29,893)	(81,873)
Miscellaneous, net	896	6,810
Net cash provided by (used in) continuing operating activities	37,361	(69,616)
Net cash provided by discontinued operating activities	—	6,646
Net operating activities	$37,361	$(62,970)

The $107 million increase in cash provided by continuing operating activities was primarily attributable to a $33 million year-over-year increase in segment profit, $33 million of acquisition and related costs incurred in 2015 that were not repeated in 2016 and changes in working capital in 2016 compared to 2015.

The primary factors affecting changes in working capital are described below.

•
As part of the Journal transactions, Scripps and Journal Media Group funded the payroll of legacy employees transfered to the other company. At the end of June 2015, Scripps had funded $18 million in excess of what Journal Media Group had funded, resulting in a $18 million use of cash.

•	In 2015, we made $14 million in estimated tax payments while no significant tax payments have been made in 2016 to-date. Additionally, in 2016 we received a tax refund of $4.4 million.

•	The accrual of payroll and annual incentive compensation, net of the payment amounts earned in the prior year, decreased working capital by $7.2 million in 2016 and $0.3 million in 2015.

•	The timing of payments of accounts payable increased working capital by over $14 million in 2016.

•	Our accounts receivable balance increased almost $20 million at June 30, 2016 when compared to December 31, 2015, due to higher amounts for retransmission revenues from our contract renewals.

Investing activities

Cash flows from investing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(43,500)	$2,530
Additions to property and equipment	(13,382)	(8,771)
Purchase of investments	(1,728)	(6,450)
Change in restricted cash	1,100	250
Proceeds from sale of property and equipment	22	7
Net cash used in continuing investing activities	(57,488)	(12,434)
Net cash used in discontinued investing activities	—	(1,561)
Net investing activities	$(57,488)	$(13,995)

In 2016 and 2015, we used $57 million and $12 million, respectively, in cash for continuing investing activities. The primary factors affecting our investing activities for the periods are described below.

•	During the six months ended June 30, 2016, we paid $13.4 million for capital expenditures, an increase of $4.6 million over the 2015 period.

•	In the second quarter of 2016 we acquired Cracked for $39 million and Stitcher for $4.5 million.

•	In 2015, we invested $5 million to fund the launch and operations of a media company specializing in digital multicasting.
Financing activities
Cash flows from financing activities for the six months ended June 30 is as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$—	$200,000
Payments on long-term debt	(2,000)	(117,750)
Payments of financing costs	—	(2,592)
Dividends paid	—	(59,523)
Repurchase of Class A Common shares	(18,686)	(2,683)
Proceeds from exercise of employee stock options	4,641	5,539
Tax payments related to shares withheld for RSU vesting	(2,603)	(5,037)
Miscellaneous, net	(2,807)	1,972
Net cash (used in) provided by continuing financing activities	$(21,455)	$19,926

For continuing financing activities, we used $21 million in cash in 2016 and had net cash flows of $20 million in 2015. The primary items included in our financing activities for the periods are described below.

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

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at June 30, 2016 and December 31, 2015.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2016, we were not required to make additional principal payments based on excess cash flow. Any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $18.7 million of shares at prices ranging from $14.71 to $19.51 per share during the first six months of 2016. At June 30, 2016, we had approximately $65.1 million remaining for share repurchases under this authorization.

In 2016, we received $4.6 million of proceeds from the exercise of employee stock options compared to $5.5 million in 2015.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute between $6 million and $8 million in the remainder of 2016 to our defined benefit pension plans and our SERPs.
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

Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies are recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for income taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption was on a modified retrospective transition method basis and therefore had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and opening retained earnings. We have elected to adopt a policy of recording actual forfeitures, the impact of which is immaterial to current or prior periods.

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

Recently Issued Accounting Standards — In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial instruments. This guidance primarily affects the accounting for equity method investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. Early adoption is permitted in 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements and have not yet determined a transition method.

In 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2016		As of December 31, 2015
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan	392,500	391,519	394,500	388,583
Unsecured promissory notes	7,968	7,722	7,968	7,993
Total long-term debt including current portion	$400,468	$399,241	$402,468	$396,576

Interest rate swap	$235	$235	$299	$299

Financial instruments subject to market value risk:
Investments held at cost	$10,246	(a)	$10,652	(a)

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

The E.W. Scripps Company
Index to Exhibits

Exhibit Number	Exhibit Description

31.A	Section 302 Certifications
31.B	Section 302 Certifications
32.A	Section 906 Certifications
32.B	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

E-1