Form 10-Q
period 2016-09-30
E.W. SCRIPPS Co
filed 2016-11-04
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2016, there were 70,965,458 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2016

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2016.

The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2016 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

7/1/16 - 7/31/16	194,617	$16.94	$3,297,598	$61,794,564
8/1/16 - 8/31/16	236,012	16.67	3,933,947	$57,860,617
9/1/16 - 9/30/16	231,195	16.24	3,755,548	$54,105,069
Total	661,824	$16.60	$10,987,093

3

In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. At September 30, 2016, $54.1 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2016.

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

THE E.W. SCRIPPS COMPANY

Dated: November 4, 2016	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2016	As of December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$88,378	$108,061
Restricted cash	5,460	6,560
Accounts and notes receivable (less allowances — $1,511 and $1,610)	184,487	171,901
Income taxes receivable	1,189	4,626
Miscellaneous	12,700	11,482
Total current assets	292,214	302,630
Investments	14,344	13,856
Property and equipment	262,870	271,047
Goodwill	616,780	585,787
Other intangible assets	473,589	479,187
Deferred income taxes	10,533	13,640
Miscellaneous	14,544	14,713
Total Assets	$1,684,874	$1,680,860

Liabilities and Equity
Current liabilities:
Accounts payable	$27,573	$31,606
Customer deposits and unearned revenue	14,608	8,508
Current portion of long-term debt	9,312	6,656
Accrued liabilities:
Employee compensation and benefits	22,751	33,669
Miscellaneous	20,917	25,392
Other current liabilities	11,743	13,992
Total current liabilities	106,904	119,823
Long-term debt (less current portion)	387,339	392,487
Other liabilities (less current portion)	264,158	267,567
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,965,458 and 71,886,969 shares	710	719
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	829	838
Additional paid-in capital	1,145,688	1,163,985
Accumulated deficit	(132,386)	(174,038)
Accumulated other comprehensive loss, net of income taxes	(87,658)	(89,802)
Total equity	926,473	900,983
Total Liabilities and Equity	$1,684,874	$1,680,860
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Operating Revenues:
Advertising	$170,169	$144,983	$479,932	$389,088
Retransmission	53,134	36,287	160,181	100,700
Other	9,737	8,421	30,242	21,060
Total operating revenues	233,040	189,691	670,355	510,848
Costs and Expenses:
Employee compensation and benefits	91,568	88,296	279,916	247,776
Programs and program licenses	45,833	36,318	129,904	88,837
Other expenses	49,791	42,166	145,822	115,037
Defined benefit pension plan expense	3,605	2,976	10,504	9,782
Acquisition and related integration costs	—	4,206	578	36,953
Total costs and expenses	190,797	173,962	566,724	498,385
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,407	11,092	25,991	25,883
Amortization of intangible assets	6,485	5,181	18,098	12,051
Impairment of goodwill and intangibles	—	24,613	—	24,613
Losses, net on disposal of property and equipment	26	200	44	579
Net depreciation, amortization, and (gains) losses	14,918	41,086	44,133	63,126
Operating income (loss)	27,325	(25,357)	59,498	(50,663)
Interest expense	(4,592)	(4,246)	(13,603)	(10,523)
Miscellaneous, net	(596)	1,061	(1,245)	12
Income (loss) from continuing operations before income taxes	22,137	(28,542)	44,650	(61,174)
Provision (benefit) for income taxes	9,615	(4,099)	15,752	(15,661)
Income (loss) from continuing operations	12,522	(24,443)	28,898	(45,513)
Loss from discontinued operations, net of tax	—	—	—	(15,432)
Net income (loss)	$12,522	$(24,443)	$28,898	$(60,945)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$0.15	$(0.29)	$0.34	$(0.61)
Loss from discontinued operations	—	—	—	(0.21)
Net income (loss) per basic share of common stock	$0.15	$(0.29)	$0.34	$(0.82)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$0.15	$(0.29)	$0.34	$(0.61)
Loss from discontinued operations	—	—	—	(0.21)
Net income (loss) per diluted share of common stock	$0.15	$(0.29)	$0.34	$(0.82)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Net income (loss)	$12,522	$(24,443)	$28,898	$(60,945)
Changes in fair value of derivative, net of tax of $37, $37, $111 and $110	59	59	177	178
Changes in defined benefit pension plans, net of tax of $440, $471, $1,241 and $(740)	706	762	1,988	(1,197)
Other	(7)	—	(21)	84
Total comprehensive income (loss)	$13,280	$(23,622)	$31,042	$(61,880)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$28,898	$(60,945)
Loss from discontinued operations	—	15,432
Income (loss) from continuing operations	28,898	(45,513)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	44,089	37,934
Impairment of goodwill and intangibles	—	24,613
Losses on sale of property and equipment	44	579
Deferred income taxes	16,517	(14,410)
Stock and deferred compensation plans	9,120	8,393
Pension expense, net of payments	2,046	10,065
Other changes in certain working capital accounts, net	(21,612)	(46,091)
Miscellaneous, net	1,886	2,788
Net cash provided by (used in) continuing operating activities	80,988	(21,642)
Net cash provided by discontinued operating activities	—	6,861
Net operating activities	80,988	(14,781)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(43,500)	(46,838)
Additions to property and equipment	(21,590)	(15,244)
Purchase of investments	(1,728)	(7,087)
Change in restricted cash	1,100	250
Proceeds from sale of property and equipment	216	15
Net cash used in continuing investing activities	(65,502)	(68,904)
Net cash used in discontinued investing activities	—	(1,561)
Net investing activities	(65,502)	(70,465)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	200,000
Payments on long-term debt	(3,000)	(121,269)
Payments of financing costs	—	(2,592)
Dividends paid	—	(59,523)
Repurchase of Class A Common shares	(29,673)	(10,901)
Proceeds from exercise of employee stock options	4,641	6,041
Tax payments related to shares withheld for RSU vesting	(2,652)	(5,126)
Miscellaneous, net	(4,485)	1,499
Net cash (used in) provided by continuing financing activities	(35,169)	8,129
Decrease in cash and cash equivalents	(19,683)	(77,117)
Cash and cash equivalents:
Beginning of year	108,061	158,459
End of period	$88,378	$81,342

Supplemental Cash Flow Disclosures
Interest paid	$12,092	$9,353
Income taxes paid	$393	$14,709
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(60,945)	—	—	(60,945)
Changes in defined benefit pension plans	—	—	—	(1,197)	—	(1,197)
Changes in fair value of derivative	—	—	—	178	—	178
Cash dividends: declared and paid — $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993 shares issued	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(141,231)	2,326	(1,657)	(140,562)
Repurchase 561,019 Class A Common shares	(6)	(5,932)	(4,963)	—	—	(10,901)
Compensation plans: 1,084,647 net shares issued *	11	9,376	—	—	—	9,387
Other	—	—	—	84	—	84
As of September 30, 2015	$838	$1,164,637	$(147,969)	$(125,052)	$—	$892,454

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
Adoption of new accounting guidance	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	28,898	—	—	28,898
Changes in defined benefit pension plans	—	—	—	1,988	—	1,988
Changes in fair value of derivative	—	—	—	177	—	177
Repurchase 1,769,824 Class A Common shares	(18)	(27,601)	(2,054)	—	—	(29,673)
Compensation plans: 848,313 net shares issued *	9	9,362	—	—	—	9,371
Other	—	—	—	(21)	—	(21)
As of September 30, 2016	$829	$1,145,688	$(132,386)	$(87,658)	$—	$926,473
* Net of tax payments related to shares withheld for vested stock and RSUs of $2,652 in 2016 and $5,126 in 2015.
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

Share-based compensation costs totaled $(0.5) million and $1.4 million for the third quarter of 2016 and 2015, respectively. Year-to-date share-based compensation costs totaled $6.7 million and $8.5 million in 2016 and 2015, respectively, of which $1.1 million for 2015 is included in discontinued operations. The credit balance for the third quarter of 2016 is due to an adjustment of our performance based share expense due to changes in our estimate of the number of shares that will vest.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations	$12,522	$(24,443)	$28,898	$(45,513)
Less income allocated to RSUs	(174)	—	(373)	—
Numerator for basic and diluted earnings per share from continuing operations	$12,348	$(24,443)	$28,525	$(45,513)
Denominator
Basic weighted-average shares outstanding	83,230	84,107	83,654	75,213
Effect of dilutive securities:
Stock options held by employees and directors	288	—	306	—
Diluted weighted-average shares outstanding	83,518	84,107	83,960	75,213
Anti-dilutive securities (1)	—	2,148	—	2,148
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter and nine month periods ended September 30, 2015, we incurred a loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies are recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for income taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and opening retained earnings. We have elected to adopt a policy of recording actual forfeitures, the impact of which is immaterial to current or prior periods.

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

Recently Issued Accounting Standards — In August 2016, the FASB issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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

3. Acquisitions

Stitcher

On June 6, 2016, we completed the acquisition of Stitcher for a cash purchase price of $4.5 million. Stitcher is a popular podcast listening service which facilitates discovery and streaming for more than 65,000 podcasts. Stitcher operates as part of Midroll Media, which significantly broadens Midroll's consumer base and technological capabilities. Of the $4.5 million purchase price, $2.9 million was allocated to intangible assets, the majority of which was technological software with an estimated amortization period of 3 years. The remainder of the purchase price was allocated to goodwill.

Cracked

On April 12, 2016, we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. The purchase price was $39 million in cash.

The final fair values of the assets acquired were $9.6 million of intangibles and $29.4 million of goodwill. Of the $9.6 million allocated to intangible assets, $7.6 million was for trade names with an estimated amortization period of 20 years. The remaining balance of $2.0 million was allocated to content library with an estimated amortization period of 3 years.

The goodwill of $29 million arising from the transaction consists largely of the benefit we derive from being able to expand our presence and digital brands on the web, in over-the-top video and audio and on other emerging platforms. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

From the acquisition date of April 12, 2016 through September 30, 2016, revenues from the acquired Cracked operations were $2.4 million.

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

The goodwill of $46 million arising from the transaction consists largely of the benefit we derive from being able to enter the podcast market with an established business. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2015	2015

Operating revenues	$189,691	$573,310
Loss from continuing operations attributable to the shareholders of The E.W. Scripps Company	(23,606)	(17,028)
Loss per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.27)	$(0.19)
Diluted	(0.27)	(0.19)

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

The effective income tax rate for the nine months ended September 30, 2016 and 2015 was 35% and 26%, respectively. The primary reason for the difference between the year-to-date rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses (including a portion of transaction expense related to the Journal transactions in 2015), adjustments to reserves for uncertain tax positions (including interest) and excess tax benefits on share-based compensation ($1.9 million in 2016).

Deferred tax assets totaled $11 million at September 30, 2016. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore has not recorded a valuation allowance for our federal deferred tax assets. If economic conditions worsen, future estimates of taxable income could be lower than our current estimates which may require valuation allowances to be recorded in future reporting periods.

We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During the period ended September 30, 2015, deferred tax assets relating to employee share-based awards from the vesting of RSUs and the exercise of stock options were not recognized since we were in a net tax loss position for the period. The additional tax benefits were reflected as net operating loss carryforwards on our tax returns, but the additional tax benefits were not recorded under GAAP until the tax deductions reduced taxes payable. The amount of unrecognized tax deductions for the nine months ended September 30, 2015, was approximately $26 million. Effective January 1, 2016, we adopted new accounting guidance that allows us to recognize the benefits when deductible for tax purposes.

5. Other Charges and Credits

Acquisition and related integration costs of $0.6 million and $37.0 million for the nine months ended September 30, 2016 and 2015, respectively, and $4.2 million for the three months ended September 30, 2015, include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired operations.

In the third quarter of 2015, we recorded a $24.6 million non-cash charge to reduce the carrying value of our goodwill and certain intangible assets of Newsy and a smaller business. See Note 7 for additional information.

6. Restricted Cash

At September 30, 2016 and December 31, 2015, we had $5.5 million and $6.6 million, respectively, in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill was as follows:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2015	$681,535	$41,000	$101,166	$823,701
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2015	466,121	41,000	78,666	585,787
Cracked acquisition	—	—	29,403	29,403
Stitcher acquisition	—	—	1,590	1,590
Balance as of September 30, 2016	$466,121	$41,000	$109,659	$616,780

Gross balance as of September 30, 2016	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of September 30, 2016	$466,121	$41,000	$109,659	$616,780

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2016	As of December 31, 2015

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	26,923	14,423
Total carrying amount	331,467	318,967
Accumulated amortization:
Television network affiliation relationships	(33,911)	(24,590)
Customer lists and advertiser relationships	(22,976)	(17,092)
Other	(4,806)	(1,913)
Total accumulated amortization	(61,693)	(43,595)
Net amortizable intangible assets	269,774	275,372
Other indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$473,589	$479,187

Estimated amortization expense of intangible assets for each of the next five years is $5.5 million for the remainder of 2016, $21.9 million in 2017, $21.4 million in 2018, $19.7 million in 2019, $18.6 million in 2020, $16.4 million in 2021, and $166.3 million in later years.

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

During 2015, changes in the market for the distribution of video programming services, including the development of over-the-top distribution platforms such as Apple TV, Comcast Watchable, PlutoTV, Xumo, Roku and Sling, resulted in the need for additional investment in our digital news service, Newsy. The additional investment, combined with the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015.

Under the two-step process required by GAAP, we estimated the fair value of Newsy. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies. The discounted cash flow approach utilized unobservable factors, such as projected revenues and expenses and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. The inputs to the nonrecurring fair value determination of our reporting units were classified as Level 3 fair value measurements under GAAP.

The valuation methodology and underlying financial information used to determine fair value required significant judgments to be made by management. These judgments included, but were not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could have produced significantly different results.

We concluded that the fair value of Newsy did not exceed its carrying value as of September 30, 2015. As a result, we recorded a $21 million non-cash charge in the three months ended September 30, 2015 to reduce the carrying value of goodwill and $2.9 million to reduce the value of intangible assets.

We also recorded a $1.5 million goodwill impairment charge on a second small business.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2016	As of December 31, 2015

Variable rate credit facility	$—	$—
Term loan	391,500	394,500
Debt issuance costs on term loan	(2,817)	(3,325)
Net term loan	388,683	391,175
Unsecured subordinated notes payable	7,968	7,968
Long-term debt	396,651	399,143
Current portion of long-term debt	9,312	6,656
Long-term debt (less current portion)	$387,339	$392,487
Fair value of long-term debt *	$401,043	$396,576

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

The Second Amended Financing Agreement in certain circumstances requires that we must use a portion of excess cash flow, and the proceeds from the sale, to repay debt. As of September 30, 2016, we were not required to make additional principal payments based on excess cash flow. Any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.

Under the terms of the Second Amended Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Interest is payable on the term loan B at rates based on LIBOR with a 0.75% floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of September 30, 2016 and December 31, 2015, the interest rate was 3.50% on the term loan B. The weighted-average interest rate on borrowings was 3.50% and 3.42% for the nine months ended September 30, 2016 and 2015, respectively.

Scheduled principal payments on the term loan at September 30, 2016 are: $1.0 million for the remainder of 2016, $4.0 million in 2017, $4.0 million in 2018, $4.0 million in 2019, and $378.5 million in 2020.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.

As of September 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $0.8 million.

Unsecured Subordinated Notes Payable

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly. The notes are payable in annual installments of $2.7 million through 2018, with no prepayment right.

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

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	As of September 30, 2016			As of December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$75,000	$—	$99	$75,000	$—	$299

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Amounts reclassified from accumulated OCL, gain	$96	$96	$288	$288
Gain (loss) on derivative	136	(15)	200	(125)

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	As of September 30, 2016
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(99)	—	(99)	—

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(Liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(299)	—	(299)	—

11. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2016	As of December 31, 2015

Employee compensation and benefits	$18,536	$16,808
Liability for pension benefits	221,110	221,965
Liabilities for uncertain tax positions	3,445	3,492
Other	21,067	25,302
Other liabilities (less current portion)	$264,158	$267,567

12. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2016	2015

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(12,586)	$(14,461)
Transition services receivable, net	—	(2,473)
Income taxes receivable/payable, net	3,437	(14,450)
Accounts payable	(768)	(11,303)
Accrued employee compensation and benefits	(10,918)	2,059
Other accrued liabilities	(4,475)	(1,649)
Other, net	3,698	(3,814)
Total	$(21,612)	$(46,091)

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

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts (referred to as transition credits) to certain employees' defined contribution retirement accounts ending in 2015.

Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.

The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Interest cost	$6,839	$8,169	$20,379	$22,797
Expected return on plan assets, net of expenses	(4,616)	(6,625)	(13,812)	(18,334)
Amortization of actuarial loss	1,102	1,179	3,097	3,515
Curtailment	—	—	—	1,080
Total for defined benefit plans	3,325	2,723	9,664	9,058
Multi-employer plans	42	43	127	140
SERPs	280	253	840	800
Defined contribution plans	2,073	2,094	6,347	7,805
Net periodic benefit cost	5,720	5,113	16,978	17,803
Allocated to discontinued operations	—	—	—	(1,096)
Net periodic benefit cost — continuing operations	$5,720	$5,113	$16,978	$16,707

We contributed $0.8 million to fund current benefit payments for our SERPs and $7.6 million for our defined benefit pension plans during the nine months ended September 30, 2016. During the remainder of 2016, we anticipate contributing an additional $0.3 million to fund the SERPs' benefit payments and an additional $1 million to $2 million to fund our qualified defined benefit pension plans.

In the second quarter of 2015, a one-time curtailment charge of $1.1 million was recorded related to our defined benefit pension plan as a result of the impact of the spin-off of our Newspaper business.

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

Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of our national digital businesses of Newsy, an over-the-top ("OTT") video news service, Cracked, the multi-platform humor and satire brand, and Midroll, a podcast industry leader. Our digital operations earn revenue primarily through the sale of advertising and marketing services.
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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Segment operating revenues:
Television	$197,283	$157,437	$568,932	$439,049
Radio	19,301	20,421	52,087	39,834
Digital	15,754	10,861	43,287	25,698
Syndication and other	702	972	6,049	6,267
Total operating revenues	$233,040	$189,691	$670,355	$510,848
Segment profit (loss):
Television	$58,305	$31,707	$153,290	$98,357
Radio	2,528	4,073	8,574	8,981
Digital	(5,633)	(3,639)	(13,481)	(13,210)
Syndication and other	(832)	(572)	(984)	(1,229)
Shared services and corporate	(8,520)	(8,658)	(32,686)	(33,701)
Defined benefit pension plan expense	(3,605)	(2,976)	(10,504)	(9,782)
Acquisition and related integration costs	—	(4,206)	(578)	(36,953)
Depreciation and amortization of intangibles	(14,892)	(16,273)	(44,089)	(37,934)
Impairment of goodwill and intangibles	—	(24,613)	—	(24,613)
Losses, net on disposal of property and equipment	(26)	(200)	(44)	(579)
Interest expense	(4,592)	(4,246)	(13,603)	(10,523)
Miscellaneous, net	(596)	1,061	(1,245)	12
Income (loss) from continuing operations before income taxes	$22,137	$(28,542)	$44,650	$(61,174)
Depreciation:
Television	$7,120	$9,765	$22,517	$22,389
Radio	653	554	1,733	1,103
Digital	40	132	148	394
Syndication and other	67	66	196	195
Shared services and corporate	527	575	1,397	1,802
Total depreciation	$8,407	$11,092	$25,991	$25,883
Amortization of intangibles:
Television	$4,239	$4,262	$12,718	$10,412
Radio	265	280	795	560
Digital	1,643	639	3,570	1,079
Shared services and corporate	338	—	1,015	—
Total amortization of intangibles	$6,485	$5,181	$18,098	$12,051
Additions to property and equipment:
Television	$6,618	$5,607	$16,248	$13,350
Radio	628	623	944	639
Digital	34	46	51	46
Syndication and other	74	7	115	76
Shared services and corporate	643	190	967	1,133
Total additions to property and equipment	$7,997	$6,473	$18,325	$15,244

No single customer provides more than 10% of our revenue.

15. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $29.7 million of shares at prices ranging from $14.71 to $19.51 per share during the first nine months of 2016. For the nine months ended September 30, 2015, we repurchased $10.9 million of shares at prices ranging from $15.90 to $24.08 per share. At September 30, 2016, $54.1 million remained under this authorization.

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended September 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2016	$(124)	$(88,458)	$166	$(88,416)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $436 (b)	—	706	(7)	699
Net current-period other comprehensive income (loss)	59	706	(7)	758
Ending balance, September 30, 2016	$(65)	$(87,752)	$159	$(87,658)

	Three Months Ended September 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2015	$(360)	$(125,524)	$11	$(125,873)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $471 (b)	—	762	—	762
Net current-period other comprehensive income (loss)	59	762	—	821
Ending balance, September 30, 2015	$(301)	$(124,762)	$11	$(125,052)

	Nine Months Ended September 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $111 (a)	177	—	—	177
Actuarial gain (loss), net of tax of $1,229 (b)	—	1,988	(21)	1,967
Net current-period other comprehensive income (loss)	177	1,988	(21)	2,144
Ending balance, September 30, 2016	$(65)	$(87,752)	$159	$(87,658)

	Nine Months Ended September 30, 2015
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $110 (a)	178	—	—	178
Actuarial gain (loss), net of tax of $(740) (b)	—	(1,197)	84	(1,113)
Net current-period other comprehensive income (loss)	178	(1,197)	84	(935)
Spin-off of Newspapers, net of tax of $1,517	—	2,312	14	2,326
Ending balance, September 30, 2015	$(301)	$(124,762)	$11	$(125,052)

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

Under the Transition Services Agreement, Scripps and Journal Media Group provided certain services to each other through March 31, 2016. The fees for the services were at arm's-length amounts. The outstanding balance on the agreement was settled as of June 30, 2016. For the nine months ended September 30, 2016, the amounts we received from Journal Media Group and the amounts we paid to Journal Media Group were immaterial. For the nine months ended September 30, 2015, we received $2.5 million for services provided to Journal Media Group and we paid Journal Media Group $0.9 million for services provided to us.

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

Until the completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis determined that as of April 1, 2015 there was a non-cash impairment loss on disposal of the newspaper business of $30 million, which was recorded on the date of the spin-off, April 1, 2015, which was included in discontinued operations for the nine months ended September 30, 2015. The inputs to the nonrecurring determination of the fair value of the disposal unit are classified as Level 2 measurements under GAAP.

As a result of the spin-off, Scripps newspapers has been presented as discontinued operations in the financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

Nine Months Ended September 30,
(in thousands)	2015

Operating revenues	$91,478
Total costs and expenses	(79,517)
Depreciation and amortization of intangibles	(3,608)
Other, net	(3,298)
Loss on disposal of Scripps Newspapers	(30,000)
Loss from discontinued operations before income taxes	(24,945)
Benefit for income taxes	9,513
Net loss from discontinued operations	$(15,432)

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

On April 1, 2015, Scripps and Journal Communications, Inc. ("Journal") closed their transactions to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company. The merged broadcast operations is one of the nation’s largest independent TV station ownership groups, reaching nearly one in five U.S. television households and serving 24 markets. We also own 34 radio stations in eight markets. The company has approximately 3,800 employees across its television, radio and digital media operations. The merger enhanced our national broadcast footprint, and we now have affiliations with all of the "Big 4" television networks.

We continued the expansion of our digital business through two acquisitions during 2016. On April 12, 2016 we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. This acquisition provides an opportunity to expand our OTT footprint for both video and audio. The purchase price was $39 million in cash. On June 6, 2016 we acquired Stitcher, a popular podcast listening service which facilities discovery and streaming for more than 65,000 podcasts for a $4.5 million cash purchase price.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Operating revenues	$233,040	22.9%	$189,691	$670,355	31.2%	$510,848
Employee compensation and benefits	(91,568)	3.7%	(88,296)	(279,916)	13.0%	(247,776)
Programs and program licenses	(45,833)	26.2%	(36,318)	(129,904)	46.2%	(88,837)
Other expenses	(49,791)	18.1%	(42,166)	(145,822)	26.8%	(115,037)
Defined benefit pension plan expense	(3,605)		(2,976)	(10,504)		(9,782)
Acquisition and related integration costs	—		(4,206)	(578)		(36,953)
Depreciation and amortization of intangibles	(14,892)		(16,273)	(44,089)		(37,934)
Impairment of goodwill and intangibles	—		(24,613)	—		(24,613)
Losses, net on disposal of property and equipment	(26)		(200)	(44)		(579)
Operating income (loss)	27,325		(25,357)	59,498		(50,663)
Interest expense	(4,592)		(4,246)	(13,603)		(10,523)
Miscellaneous, net	(596)		1,061	(1,245)		12
Income (loss) from continuing operations before income taxes	22,137		(28,542)	44,650		(61,174)
(Provision) benefit for income taxes	(9,615)		4,099	(15,752)		15,661
Income (loss) from continuing operations	12,522		(24,443)	28,898		(45,513)
Loss from discontinued operations, net of tax	—		—	—		(15,432)
Net income (loss)	$12,522		$(24,443)	$28,898		$(60,945)

Continuing Operations

Midroll and Cracked were acquired on July 22, 2015 and April 12, 2016, respectively, and are collectively referred to as the "acquired digital operations." The Company completed its acquisition of the Journal television and radio stations on April 1, 2015, which are referred to as the "acquired stations." The inclusion of operating results from these businesses for the periods subsequent to their acquisitions impacts the comparability of our consolidated and segment operating results. Since the acquisition of the Journal stations occurred prior to the third quarter of 2015, the results of their operations only impact the comparability of the year-to-date periods and not the third quarter comparisons.

Operating revenues increased 23% in the third quarter of 2016 and 31% for the nine months ended September 30, 2016. In the third quarter of 2016, a $22.6 million increase in television political advertising revenues, a $16.8 million increase in retransmission revenue, and increased revenues from our local digital operations and Midroll accounted for the majority of the increase. Higher revenues for the year-to-date period were due to increased political advertising revenues, higher retransmission revenues, higher digital revenues from our local digital operations, as well as the acquisition of the acquired stations and acquired digital operations. Revenue from the acquired stations was $65.2 million for the first quarter of 2016 and year-to-date revenue from the acquired digital operations impacting the comparability across periods was $9.7 million.

Effective January 1, 2016, we completed a new retransmission agreement covering approximately 3 million households, which is reflected in our 2016 results.

Employee compensation and benefits increased 3.7% in the third quarter of 2016 and 13% for the nine months ended September 30, 2016. The increase in the year-to-date period was primarily driven by the impact of the acquired stations and acquired digital operations.

Programs and program licenses expense increased 26% for the three months ended September 30, 2016 and 46% for the nine months ended September 30, 2016, primarily due to the acquired stations and higher network fees. Programming costs of the acquired stations was $10.2 million of the increase for the year-to-date period. The remainder of the increase in the year-to-date period was due to higher network affiliation license fees of $34 million, offset by lower syndicated programming expense.

Other expenses include the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Facilities rent and maintenance	$9,980	7.8%	$9,258	$28,758	18.2%	$24,331
Ratings and consumer research services	5,335	5.7%	5,049	16,324	21.3%	13,457
Purchased news and content	3,617	45.6%	2,484	9,064	44.6%	6,269
Marketing and promotion	2,629	5.0%	2,503	10,557	29.2%	8,170
Miscellaneous costs	28,230	23.4%	22,872	81,119	29.1%	62,810
Total other expenses	$49,791	18.1%	$42,166	$145,822	26.8%	$115,037

Other expenses in the year-to-date period increased primarily as a result of the acquired stations and higher marketing and promotion expenses in our television group. The increase in the third quarter was primarily due to the acquired digital operations.

Acquisition and related integration costs include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired businesses.

Depreciation and amortization increased year-over-year as a result of the acquired stations and digital operations.

In the third quarter of 2015, we recorded a $25 million non-cash charge to reduce the carrying value of our goodwill and certain intangible assets of Newsy and a smaller business.

Interest expense increased year-over-year in the nine months ended September 30, 2016, due to the increased debt related to the Journal acquisition.

The effective income tax rate was 35% and 26% for the nine months ended September 30, 2016 and 2015, respectively. State taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs incurred in connection with the Journal transactions in 2015 are not deductible. In addition, our provision for the 2016 year-to-date period includes $1.9 million of excess tax benefits from the exercise and vesting of share-based compensation awards.

Discontinued Operations

Discontinued operations reflect the historical results of our newspaper operations, which were spun-off on April 1, 2015.

Upon completion of the spin-off of our Newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, then an impairment loss is recorded. Our analysis indicated that as of April 1, 2015 there was a non-cash impairment loss on the disposal of the newspaper business of $30 million, which was recorded on the date of the spin-off, April 1, 2015, and was included as a component of discontinued operations for the nine months ended September 30, 2015.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Segment operating revenues:
Television	$197,283	25.3%	$157,437	$568,932	29.6%	$439,049
Radio	19,301	(5.5)%	20,421	52,087	30.8%	39,834
Digital	15,754	45.1%	10,861	43,287	68.4%	25,698
Syndication and other	702	(27.8)%	972	6,049	(3.5)%	6,267
Total operating revenues	$233,040	22.9%	$189,691	$670,355	31.2%	$510,848
Segment profit (loss):
Television	$58,305	83.9%	$31,707	$153,290	55.9%	$98,357
Radio	2,528	(37.9)%	4,073	8,574	(4.5)%	8,981
Digital	(5,633)	54.8%	(3,639)	(13,481)	2.1%	(13,210)
Syndication and other	(832)	45.5%	(572)	(984)	(19.9)%	(1,229)
Shared services and corporate	(8,520)	(1.6)%	(8,658)	(32,686)	(3.0)%	(33,701)
Defined benefit pension plan expense	(3,605)		(2,976)	(10,504)		(9,782)
Acquisition and related integration costs	—		(4,206)	(578)		(36,953)
Depreciation and amortization of intangibles	(14,892)		(16,273)	(44,089)		(37,934)
Impairment of goodwill and intangibles	—		(24,613)	—		(24,613)
Losses, net on disposal of property and equipment	(26)		(200)	(44)		(579)
Interest expense	(4,592)		(4,246)	(13,603)		(10,523)
Miscellaneous, net	(596)		1,061	(1,245)		12
Income (loss) from continuing operations before income taxes	$22,137		$(28,542)	$44,650		$(61,174)

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
Operating results for our television segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Segment operating revenues:
Local	$77,882	(1.2)%	$78,816	$246,951	9.8%	$224,848
National	35,524	1.6%	34,964	106,873	7.3%	99,593
Political	26,892		4,294	44,601		7,015
Retransmission	53,134	46.4%	36,287	160,181	59.1%	100,700
Other	3,851	25.2%	3,076	10,326	49.8%	6,893
Total operating revenues	197,283	25.3%	157,437	568,932	29.6%	439,049
Segment costs and expenses:
Employee compensation and benefits	63,936	2.3%	62,483	193,296	9.9%	175,912
Programs and program licenses	41,292	30.1%	31,737	121,344	49.2%	81,315
Other expenses	33,750	7.1%	31,510	101,002	21.0%	83,465
Total costs and expenses	138,978	10.5%	125,730	415,642	22.0%	340,692
Segment profit	$58,305	83.9%	$31,707	$153,290	55.9%	$98,357

The Company completed its acquisition of the Journal television stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the television division operating results in the year-to-date period.
Revenues

Total television revenues increased 25% in the third quarter of 2016 and 30% for the nine months ended September 30, 2016. Revenue from the acquired television stations was $48.7 million for the first quarter of 2016. Increased retransmission revenues and higher political revenues in a presidential-election year drove most of the remaining increase in the third quarter and year-to-date periods.

Effective January 1, 2016, we completed a new retransmission agreement covering approximately 3 million households, which is reflected in our 2016 results.

Costs and expenses

Total costs and expenses increased 11% in the third quarter of 2016 and 22% for the nine months ended September 30, 2016.

Employee compensation and benefits increased 2.3% for the third quarter of 2016 and 10% for the 2016 year-to-date period. The quarterly increase was primarily from merit increases. The year-to-date increase also included $15.9 million of compensation and benefits from the acquired television stations for the first quarter of 2016.

Programs and program licenses expense increased 30% for the three months ended September 30, 2016 and 49% for the nine months ended September 30, 2016, primarily due to the acquired television stations and higher network fees. Programming costs of the acquired television stations was $9.1 million of the increase for the year-to-date period. The remainder of the increase in the year-to-date period was due to higher network affiliation license fees of $34 million, offset by lower syndicated programming expense.

Other expenses increased 7.1% for the 2016 quarter, primarily due to higher general operating expenses. Other expenses increased 21% for the 2016 year-to-date period primarily due to the impact of the acquired television stations.
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
Operating results for our radio segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Segment operating revenues:
Advertising	$18,320	(5.9)%	$19,465	$50,010	31.2%	$38,106
Other	981	2.6%	956	2,077	20.2%	1,728
Total operating revenues	19,301	(5.5)%	20,421	52,087	30.8%	39,834
Segment costs and expenses:
Employee compensation and benefits	7,310	(0.6)%	7,355	21,660	46.1%	14,825
Programs	4,539	(0.9)%	4,581	8,558	13.8%	7,522
Other expenses	4,924	11.6%	4,412	13,295	56.3%	8,506
Total costs and expenses	16,773	2.6%	16,348	43,513	41.0%	30,853
Segment profit	$2,528	(37.9)%	$4,073	$8,574	(4.5)%	$8,981

The Company completed its acquisition of the Journal radio stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the year-to-date radio division operating results.

Revenues

Total radio revenues decreased 5.5% in the 2016 third quarter due to weakness in our largest markets, including the impact of lower advertising for sports programing in our Milwaukee market. Year-to-date revenues increased 31%, primarily due to revenue from the acquired radio stations of $14.6 million in the first quarter of 2016.

Costs and expenses

Total costs and expenses increased 2.6% in the 2016 quarter primarily due to costs associated with flood cleanup at our Wichita operations. The year-to-date increase in costs and expenses also included $12.5 million of expenses from the acquired radio stations for the first quarter of 2016.

Digital — Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of our national digital businesses of Newsy, our over-the-top video news service, Cracked, the multi-platform humor and satire brand and Midroll, a podcast industry leader.

Our digital operations earn revenue primarily through the sale of advertising and marketing services.
Operating results for our digital segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Total operating revenues	$15,754	45.1%	$10,861	$43,287	68.4%	$25,698
Segment costs and expenses:
Employee compensation and benefits	12,470	28.7%	9,688	34,104	25.6%	27,147
Other expenses	8,917	85.3%	4,812	22,664	92.7%	11,761
Total costs and expenses	21,387	47.5%	14,500	56,768	45.9%	38,908
Segment loss	$(5,633)	54.8%	$(3,639)	$(13,481)	2.1%	$(13,210)

Our digital businesses, Midroll and Cracked, were acquired on July 22, 2015 and April 12, 2016, respectively. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our digital segment operating results.

Revenues

Digital revenues increased 45% or $4.9 million in the third quarter of 2016 and 68% or $17.6 million for the year-to-date period. Excluding the results of Cracked and Midroll, revenues increased 20% for the third quarter, which was primarily driven by increases in advertising on our television and radio local market digital sites. Excluding the results of Cracked and Midroll, year-to-date revenues increased 30%, which was primarily driven by increases from our local broadcast digital sites and increased revenues from Newsy.

Cost and Expenses

Digital costs and expenses increased 47% in the third quarter of 2016 and 46% for the year-to-date period, primarily due to the impact of the Cracked and Midroll acquisitions. Excluding the results of Cracked and Midroll, expenses increased 16% in the third quarter. The third quarter increases were from promotion and other costs for our national digital brands. Excluding the impact of Cracked and Midroll, expenses increased 14% in the year-to-date period, primarily due to costs from expanding Newsy's editorial staff and marketing efforts.

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

Operating activities

Cash flows from operating activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$28,898	$(60,945)
Loss from discontinued operations	—	15,432
Income (loss) from continuing operations	28,898	(45,513)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	44,089	37,934
Impairment of goodwill and intangibles	—	24,613
Losses on sale of property and equipment	44	579
Deferred income taxes	16,517	(14,410)
Stock and deferred compensation plans	9,120	8,393
Pension expense, net of payments	2,046	10,065
Other changes in certain working capital accounts, net	(21,612)	(46,091)
Miscellaneous, net	1,886	2,788
Net cash provided by (used in) continuing operating activities	80,988	(21,642)
Net cash provided by discontinued operating activities	—	6,861
Net operating activities	$80,988	$(14,781)

The $103 million increase in cash provided by continuing operating activities was primarily attributable to a $55 million year-over-year increase in segment profit, $8 million of contributions to our pension plans in 2016, $37 million of acquisition and related costs incurred in 2015 that were not repeated in 2016 and changes in working capital in 2016 compared to 2015.

The primary factors affecting changes in working capital are described below.

•	In 2015, we made $14 million in estimated tax payments while no significant tax payments have been made in 2016 to-date. Additionally, in 2016 we received a tax refund of $4.4 million.

•
The accrual of payroll and annual incentive compensation, net of the payment amounts earned in the prior year, decreased working capital by $10.9 million in 2016 and increased working capital by $2.1 million in 2015.

•	The timing of payments of accounts payable increased working capital by $11 million in 2016.

•
Advertising for political campaigns, which is generally paid in advance, offset by increases in retransmission revenues, which generally have longer payment terms, increased working capital by $5 million in 2016.

Investing activities

Cash flows from investing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(43,500)	$(46,838)
Additions to property and equipment	(21,590)	(15,244)
Purchase of investments	(1,728)	(7,087)
Change in restricted cash	1,100	250
Proceeds from sale of property and equipment	216	15
Net cash used in continuing investing activities	(65,502)	(68,904)
Net cash used in discontinued investing activities	—	(1,561)
Net investing activities	$(65,502)	$(70,465)

In 2016 and 2015, we used $66 million and $69 million, respectively, in cash for continuing investing activities. The primary factors affecting our investing activities for the periods are described below.

•	During the nine months ended September 30, 2016, we incurred $21.6 million for capital expenditures, an increase of $6.3 million over the 2015 period.

•	In the second quarter of 2016 we acquired Cracked for $39 million and Stitcher for $4.5 million.

•	In July 2015, we acquired Midroll for $50 million in cash.

•	In 2015, we invested $5 million to fund the launch and operations of a media company specializing in digital multicasting.
Financing activities
Cash flows from financing activities for the nine months ended September 30 is as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$—	$200,000
Payments on long-term debt	(3,000)	(121,269)
Payments of financing costs	—	(2,592)
Dividends paid	—	(59,523)
Repurchase of Class A Common shares	(29,673)	(10,901)
Proceeds from exercise of employee stock options	4,641	6,041
Tax payments related to shares withheld for RSU vesting	(2,652)	(5,126)
Miscellaneous, net	(4,485)	1,499
Net cash (used in) provided by continuing financing activities	$(35,169)	$8,129

For continuing financing activities, we used $35 million in cash in 2016 and had net cash inflows of $8 million in 2015. The primary items included in our financing activities for the periods are described below.

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

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at September 30, 2016 and December 31, 2015.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2016, we were not required to make additional principal payments based on excess cash flow. Any proceeds, up to a stipulated amount, that we receive from the upcoming FCC spectrum auction, should we choose to participate and our bid is accepted, will not be required to be used to pay down the term loan.
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $29.7 million of shares at prices ranging from $14.71 to $19.51 per share during the first nine months of 2016. At September 30, 2016, we had approximately $54.1 million remaining for share repurchases under this authorization.

In 2016, we received $4.6 million of proceeds from the exercise of employee stock options compared to $6.0 million in 2015.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute between $1 million and $3 million in the remainder of 2016 to our defined benefit pension plans and our SERPs.
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

Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies are recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for income taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and opening retained earnings. We have elected to adopt a policy of recording actual forfeitures, the impact of which is immaterial to current or prior periods.

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

Recently Issued Accounting Standards — In August 2016, the FASB issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2016		As of December 31, 2015
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan	391,500	393,458	394,500	388,583
Unsecured promissory notes	7,968	7,585	7,968	7,993
Total long-term debt including current portion	$399,468	$401,043	$402,468	$396,576

Interest rate swap	$99	$99	$299	$299

Financial instruments subject to market value risk:
Investments held at cost	$10,046	(a)	$10,652	(a)

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