Form 10-K
period 2016-12-31
E.W. SCRIPPS Co
filed 2017-02-24
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $15.84 per share closing price for such stock on June 30, 2016, was approximately $912,954,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2017, there were 70,021,010 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2017 annual meeting of shareholders.

Index to The E. W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2016

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
Forward-Looking Statements
Our Annual Report on Form 10-K contains certain forward-looking statements related to our businesses. We base our forward-looking statements on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors”. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. You should evaluate our forward-looking statements, which are as of the date of this filing, with the understanding of their inherent uncertainty. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statement.

PART I

Item 1.	Business
We are an 138-year-old media enterprise with interests in television and radio broadcasting, as well as local and national digital media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — providing value to customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses through a portfolio of television, radio and digital media brands. Scripps is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the "Big 4" television networks. We also own 34 radio stations in eight markets. We operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll, the multi-platform humor and satire brand, Cracked, and over-the-top ("OTT") video news service, Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee. For a full listing of our media companies and their associated websites, visit http://www.scripps.com.

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

We have a commitment to developing our digital media business and have combined all of our digital initiatives into a single organization. Under the direction of our digital leadership, this focus allows us to find new and efficient platforms for bringing together advertisers and audiences.

We continued the expansion of our digital business through two acquisitions in 2016. On April 12, 2016 we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. This acquisition provides an opportunity to expand our OTT footprint for both video and audio. The purchase price was $39 million in cash. On June 6, 2016 we acquired Stitcher, a popular podcast listening service which facilitates discovery and streaming for more than 65,000 podcasts for a $4.5 million cash purchase price.

On July 22, 2015, we acquired Midroll Media, a company that creates original podcasts and operates a network that sells advertising for more than 200 shows, including “WTF with Marc Maron" and "Comedy Bang! Bang!” The purchase price was $50 million in cash, plus a $10 million earnout provision.

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
We believe the most critical component of our product mix is compelling news content, which is an important link to the community and aids our stations' efforts to retain and expand viewership. We have trained employees in our news departments to be multi-media journalists, allowing us to pursue a “hyper-local” strategy by having more reporters covering local news for our over-the-air and digital platforms.
In addition to news programming, our television stations run network programming, syndicated programming and internally produced programming. We have implemented a strategy to rely less on expensive syndicated programming and to replace it with internally developed programming. We believe this strategy has the potential to improve our television division's financial performance for years to come. We currently air three original shows, The List, The Now, and RightThisMinute. The List is an Emmy award winning infotainment show. The Now is a news show designed to take the audience into a deeper dive of the day's events. RightThisMinute is a daily news and entertainment program featuring viral videos. We wholly own The List and The Now and are a partner in RightThisMinute. These three shows have replaced expensive syndicated content in the markets in which they air. For the 2016-2017 season, The List was available in 45 markets reaching viewers in approximately 28 percent of the country, The Now was available in more than 10 of our markets and RightThisMinute reached 94% of the nation's television households.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank (1)	Stations in Market (2)	Percentage of U.S. Television Households in Mkt (3)	Average Audience Share (4)

WFTS-TV	Tampa, Ch. 28	ABC/29	2019	2021	11	12	1.7%	5
KNXV-TV	Phoenix, Ch. 15	ABC/15	2019	2022	12	13	1.7%	5
WXYZ-TV	Detroit, Ch. 7	ABC/41	2019	2021	13	8	1.6%	8
WMYD-TV	Detroit, Ch. 20	MY/21	2018	2021	13	8	1.6%	2
KMGH-TV	Denver, Ch. 7	ABC/7	2019	2022	17	11	1.4%	5
WEWS-TV	Cleveland, Ch. 5	ABC/15	2019	2021	19	8	1.3%	7
WMAR-TV	Baltimore, Ch. 2	ABC/38	2019	2020	26	6	1.0%	4
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2019	2021	27	9	1.0%	6
KGTV-TV	San Diego, Ch. 10	ABC/10	2019	2022	28	11	0.9%	5
WTVF-TV	Nashville, Ch. 5	CBS/25	2018	2021	29	11	0.9%	14
KSHB-TV	Kansas City, Ch. 41	NBC/42	2018	2022	33	8	0.8%	6
KMCI-TV	Lawrence, Ch. 38	Ind./41	N/A	2022	33	8	0.8%	2
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2018	2021	35	16	0.8%	8
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2019	2021	36	6	0.8%	7
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2018	2021	38	7	0.7%	10
KTNV-TV	Las Vegas, Ch. 13	ABC/13	2017	2022	40	18	0.7%	5
WKBW-TV	Buffalo, Ch. 7	ABC/38	2018	2023	53	8	0.5%	6
KJRH-TV	Tulsa, Ch. 2	NBC/8	2018	2022	58	10	0.5%	6
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2019	2021	61	10	0.5%	5
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2018	2021	68	8	0.4%	7
WACY-TV	Green Bay/Appleton, Ch. 32	MY/27	2017	2021	68	8	0.4%	1
KGUN-TV	Tucson, Ch. 9	ABC/9	2017	2022	71	15	0.4%	6
KWBA-TV	Tucson, Ch. 58	CW/44	2021	2022	71	15	0.4%	1
KMTV-TV	Omaha, Ch. 3	CBS/45	2020	2022	74	11	0.4%	8
KIVI-TV	Boise, Ch. 6	ABC/24	2017	2022	106	13	0.2%	6
WSYM-TV	Lansing, Ch. 47	FOX/38	2019	2021	113	7	0.2%	7
KERO-TV	Bakersfield, Ch. 23	ABC/10	2019	2022	126	4	0.2%	5
All market and audience data is based on the November 2016 Nielsen survey, live viewing plus 7 days of viewing on DVR.

(1)	Market rank represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and low-power stations.

(3)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(4)
Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. Monday-Sunday, as a percentage of total viewing households in the Designated Market Area.

Historically, we have been successful in renewing our FCC licenses.
We operate five low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish-language programming. The stations are clustered around our California and Denver stations. We also operate a low-power station affiliated with ABC in Twin Falls, ID.

Revenue cycles and sources

Advertising

We sell advertising to local, national and political customers. The sale of local, national and political commercial spots accounted for 71% of our television segment’s revenues in 2016. Pricing of advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our television stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 28% of our television segment's revenues in 2016. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive is typically based on the number of subscribers the MVPD has in our local market.

Prior to the 2008 spin-off of Scripps Networks Interactive (SNI), we granted retransmission rights to MVPDs in exchange for carriage of cable networks. Pursuant to an agreement entered into as part of the spin-off, SNI currently pays us an annual fee for carriage of our broadcast signals by Comcast, limited to the television stations owned prior to the 2008 spin-off. The fees paid by SNI are substantially less than current retransmission fees that would be paid by MVPDs. This agreement with SNI expires at the end of 2019, when we expect to renew our retransmission agreement with Comcast for all of our current markets.

There are approximately 17 million subscribers to MVPD services in our markets. Our current subscriber count is based on information received this year upon renewals with certain MVPD providers who previously were not required to provide such information while the retransmission rights were tied to carriage of SNI programming. We do not believe there has been a meaningful year-over-year change in the number of subscribers in our markets.

Our retransmission consent agreements with MVPD providers expire at various dates through 2020. The approximate number of subscribers to those services by year of expiration is as follows: 1 million in 2017, 6 million in 2018, 7 million in

2019 and 3 million in 2020. We expect our retransmission consent agreements with MVPD providers to be renewed upon expiration.

Other

FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides viewers with additional programming alternatives at no additional cost to them. With these additional channels we broadcast our own programs or programming of other providers such as Grit, Laff, Escape and Bounce. We may consider other alternative programming formats that we could air using our spectrum with the goal of achieving higher profits and community service.

In addition to selling commercials during our programming, we also offer marketing opportunities for our business customers, including sponsorships and community events.
Expenses
Employee costs accounted for 46% of segment costs and expenses in 2016.
We have been centralizing certain functions, such as master control, traffic, graphics and political advertising, at company-owned hubs that do not require a presence in the local markets. This approach enables each of our stations to focus local resources on the creation of content and revenue-producing activities.

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 29% of total segment costs and expenses in 2016.

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

RADIO
We own 34 radio stations in eight markets. We operate 28 FM stations and six AM stations.
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
Our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers and Milwaukee Brewers and operates a network broadcast for their games.

Information concerning our radio stations, their formats and the markets in which they operate is as follows:

Market and Station	Format	Station Rank in Market (1)	Stations in Market (2)	FCC License Class (3)	FCC License Expires in

Milwaukee, WI
WTMJ-AM (4)	News/Talk/Sports	3t	28	B	2020
WKTI-FM (4)	Country	13	28	B	2020
Omaha, NE
KEZO-FM (4)	Rock	5t	19	C0	2021
KKCD-FM (4)	Classic Rock	8t	19	C2	2021
KSRZ-FM (4)	Adult Contemporary	5t	19	C	2021
KXSP-AM	Sports	17t	19	B	2021
KQCH-FM (4)	Contemporary Hits	4	19	C	2021
Tucson, AZ
KFFN-AM	Sports (Simulcast)	20t	30	C	2021
KMXZ-FM (4)	Adult Contemporary	3	30	C	2021
KQTH-FM (4)	News/Talk	20t	30	A	2021
KTGV-FM	Rhythmic AC	12t	30	C2	2021
Knoxville, TN
WCYQ-FM	Country	8	24	A	2020
WWST-FM (4)	Contemporary Hits	4	24	C1	2020
WKHT-FM (4)	Contemporary Hits/Rhythmic	5	24	A	2020
WNOX-FM (4)	Classic Hits	9t	24	C	2020
Boise, ID
KJOT-FM	Variety Rock	11t	23	C	2021
KQXR-FM	Active Rock	6t	23	C1	2021
KTHI-FM	Classic Hits	11t	23	C	2021
KRVB-FM	Adult Alternative	17t	23	C	2021
Wichita, KS
KFDI-FM (4)	Country	1	20	C	2021
KICT-FM (4)	Rock	3t	20	C1	2021
KFXJ-FM (4)	Classic Rock	7t	20	C2	2021
KFTI-AM	Classic Country	17t	20	B	2021
KYQQ-FM	Regional Mexican	12t	20	C0	2021
Springfield, MO
KSGF-AM & FM	News/Talk (Simulcast)	8t	18	B/C3	2021
KTTS-FM	Country	1	18	C	2021
KSPW-FM	Contemporary Hits	3t	18	C2	2021
KRVI-FM	Adult Hits	3t	18	C3	2021
Tulsa, OK
KFAQ-AM (4)	News/Talk	15t	27	A	2021
KVOO-FM (4)	Country	8t	27	C	2021
KXBL-FM (4)	Classic Country	5t	27	C1	2021
KHTT-FM	Contemporary Hits	8t	27	C0	2021
KBEZ-FM	Classic Hits	8t	27	C0	2021

(1)
Station Market Rank equals the ranking of each station in its market, according to the Fall 2016 Nielsen audio survey. The diary ranking is determined based on the estimated share of persons 12 years and older and the Portable People Meter ("PPM") ranking is based on the estimated share of persons six years and older listening during an average 15-minute increment (also known as "average quarterly hour," or "AQH," share) occurring Monday-Sunday between 6:00 a.m. and midnight. When the rank is followed by the letter "t" it means tied.

(2)	Includes stations qualified to be reported in the Fall 2016 Arbitron ratings book and that reported at least a 0.1 average rating.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	Stations that are broadcasting in digital.

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
Other
Other revenue includes the sports affiliation fees we receive at WTMJ-AM for the network broadcast of the Green Bay Packers and Milwaukee Brewers. We also offer marketing opportunities for our customers, including sponsorships and community events.
Expenses

Employee costs accounted for 50% of segment costs and expenses in 2016.

Programming costs, which are comprised primarily of music license fees and sports rights fees, were 20% of total segment costs and expenses in 2016. We pay music license fees to performing rights organizations which allows us to broadcast music. The sports rights fees include the costs for our exclusive rights to broadcast the Green Bay Packers and Milwaukee Brewers.

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
Broadcast licenses are granted for a term of up to eight years and are renewable upon request, subject to FCC review of the licensee's performance. All the Company’s applications for license renewal during the current renewal cycle have been granted for full terms. While there can be no assurance regarding the renewal of our broadcast licenses, we have never had a license revoked, have never been denied a renewal, and all previous renewals have been for the maximum term.
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
A television station that provides more than 15% of another in-market television station’s weekly programming will be deemed to have an attributable interest in that station that subjects the stations to the FCC’s ownership limits. The FCC in 2016 reaffirmed a 2014 decision to modify its ownership rules so as to impose this duopoly rule's restriction on separately-owned television stations within a market that engage in joint advertising sales. Station WSYM-TV, Lansing, Michigan, is a party to such a joint advertising agreement with a local station that would be subject to this requirement except that, in accord with a congressional directive, the FCC’s order grants such stations a “grandfathered” status that will permit continuation of these agreements without attribution through 2025. This order also imposed on local stations that share facilities or services such as program production an obligation to disclose these agreements in their public files. Each of stations WPTV-TV, West Palm Beach, Florida, and KIVI-TV, Nampa (Boise), Idaho, is a party to a shared services agreement with another local station pursuant to which it provides, among other services, less than 15% of the other station’s weekly programming. This disclosure requirement, however, is not yet in effect, and the entire 2016 ownership order is now subject to both reconsideration by the FCC and review by an appellate court.
The FCC’s local radio ownership rule limits the number of radio stations an entity may own in a given market depending on the size of that radio market. Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own or control more than 50% of the stations in the market, except for combinations of one AM and one FM station. The FCC relies on Nielsen to define the radio market in most areas of the country, but for stations outside a Nielsen-defined market this definition depends upon a technical analysis of the stations’ service areas. A radio station that provides more than 15% of another in-market station’s weekly programming or sells more than 15% of another in-market station’s weekly advertising will be deemed to have an attributable interest in that station that subjects the stations to the ownership rule limits.
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
The FCC routinely reviews its ownership rules, and its decisions are then subject to judicial review. We cannot predict the outcome of the ongoing review of the FCC’s most recent reconsideration of these ownership issues or the effect of any FCC revision of these ownership policies on our stations' operations or our business.
In order to provide additional spectrum for mobile broadband and other services, Congress granted the FCC authority to conduct an incentive spectrum auction in which some television broadcasters have agreed to voluntarily give up spectrum in return for a share of the auction proceeds. No Scripps station will be going off-air or relinquishing a current UHF-band allocation for a VHF-band allocation as a result of the auction. Broadcasters are concerned that the FCC’s approach to the post-auction “repacking” of the remaining television stations into the reduced broadcast spectrum may not adequately protect stations’ over-the-air service. Broadcasters also are concerned that the FCC’s post-auction plans do not provide sufficient time to complete the repacking before the sold spectrum will be authorized for wireless use and that there will not be adequate compensation for those stations that are required to change facilities due to repacking. Implementing the post-auction changes in stations' frequencies and tower site locations may be complicated and costly, and stations located near the Canadian and Mexican borders are at particular risk of service loss and difficulty in finding alternative transmitter sites due to the need to coordinate international frequency use. Despite warnings about potential difficulties, such as a lack of available qualified tower crews for the significant number of moves that may be required, the FCC has expressed confidence that adequate time will be available to complete the repacking, and it has imposed a “hard” deadline that could require a station to cease broadcasting on its existing frequency even though an alternative facility is not yet ready to provide its over-the-air service.
The FCC is considering a proposal that would allow broadcasters to voluntarily use a new digital television standard, ATSC 3.0. Broadcasters expect that adoption of this proposal would permit stations to offer enhanced and innovative services coupled with much improved broadcast signal reception--particularly by mobile devices. The new standard, however, is incompatible with existing television receivers and with a station’s ability to continue offering its service via the current digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 would be required to arrange for a local station that continues to use the current digital standard to simulcast (on a subchannel) one of the switching station’s free program streams.

The FCC remains committed to permitting non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In connection with the auction process, the FCC has decided to further reduce the spectrum available for television broadcasting by reserving a 6 MHz channel in each market for non-broadcast, unlicensed services (including wireless microphones). The repacking of television broadcast spectrum and the reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations may not be able to find space to operate in the reduced band and they enjoy only “secondary” status that offers no protection from interference caused by a full-power station. We cannot predict the effect of these proceedings on our offering of digital television service or our business.
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
Former FCC Chairman Wheeler announced in 2016 that the Commission would not actively proceed with its rulemaking to reexamine the retransmission consent negotiation process and particularly the standards that may trigger the agency’s intervention to enforce the obligation of the parties to negotiate these agreements in “good faith.” Nevertheless, a related agency proceeding remains open that looks toward the possible elimination of the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. We cannot predict the outcome of these proceedings or their possible impact on the Company.
Other proceedings before the FCC and the courts have reexamined the policies that protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC has initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. This proceeding raises a variety of issues, including whether some Internet-based distributors might be able to take advantage of MVPDs' statutory copyright licensing rights. We cannot predict the outcome of such proceedings that address the use of new technologies to challenge traditional means of redistributing television broadcast programming or their possible impact on the Company.
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

DIGITAL

Our digital segment includes a collection of local and national digital brands. The local brands consist of our local television and radio station websites, as well as the related smartphone and tablet apps, which earn revenues from advertising sales and related digital advertising products and marketing services. Our local digital sites offer comprehensive local news, information and user-generated content, as well as national content and other content sources. We continue to enhance our online and digital services using features such as long-form text articles in addition to streaming video and audio, to deliver news and information. Many of our journalists routinely produce videos for consumption through our digital platforms and use an array of social media sites, such as Facebook, YouTube and Twitter, to communicate with and build our audiences. We have embraced mobile technology by offering our products on apps available on the Apple, Android, Kindle Fire and Windows platforms. During the fourth quarter of 2016 our local markets served 262 million page views and had an average of 24.9 million unique users; we had approximately 960,000 monthly active users of our local, mobile and tablet apps; and combined, our local websites and mobile products delivered approximately 156 million video views.
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
Our national digital brands include Cracked, Newsy and Midroll Media (Midroll). Cracked is a multi-platform humor and satire brand which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. During 2016, there was an average of 11 million unique visitors per month to Cracked.com and since its acquisition in June of this year, there was an average of 18 million video views per month on YouTube. Additionally, as of the end of 2016, Cracked had 3.8 million Facebook fans. Newsy is an OTT video news service focused on the millennial generation that brings perspective and analysis to reporting on world and national news, including politics, entertainment, science and technology. Newsy's content is distributed on ten platforms providing OTT video services, including Hulu, Roku, Amazon Fire TV, Apple TV, Sling TV and Chromecast. During 2016, Newsy experienced 74% year-over-year video streaming growth and users had an average engagement time of 27 minutes. Another national digital brand, Midroll, is a podcast industry leader that creates original podcasts and operates a network that generates revenue for more than 200 shows, with on-air talent such as Marc Maron and Bill Simmons. Midroll is the parent company of the popular podcast listening platform, Stitcher, and the premium subscription service, Howl, which operates through a smartphone app that makes it easier to find and engage with podcasts. During the fourth quarter of 2016, Midroll's podcasts were downloaded an average of 91 million times per month.
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
Another source of advertising revenue comes from our national digital brand Midroll. Midroll earns revenue from the sale of advertisement spots on its original podcasts which it creates and distributes through its owned-and-operated network, Earwolf, as well as on platforms such as the Stitcher app and the Apple iTunes app.
Other
Other revenue sources primarily include digital marketing, podcast agency and subscription services.
We offer our local advertising customers additional marketing services, such as managing their search engine marketing campaigns. Additionally, Midroll acts as a sales and marketing representative by working with advertisers to connect them to a specific podcast based on the advertiser's desired target audience.

The primary source of subscription revenue comes from Howl, which is a subscription service launched by Midroll in August 2015, where users pay a standard monthly or annual fee for access to premium content and ad-free archived podcast episodes. In December 2016, Midroll launched the Stitcher Premium subscription service, which includes Howl, on the Stitcher platform.
Expenses

Employee costs accounted for 60% of segment costs and expenses in 2016.

Other segment costs and expenses in 2016 were attributable to news coverage costs, network and digital hosting costs and other miscellaneous expenses.

Syndication and Other
Syndication and other primarily includes the syndication of news features and comics and other features for the newspaper industry.

Employees
As of December 31, 2016, we had approximately 4,100 full-time equivalent employees, of whom approximately 3,000 were with television, 400 with radio and 500 with our digital operations. Various labor unions represent approximately 450 employees, the majority of which are in television. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be satisfactory.

Item 1A.	Risk Factors
For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. The most significant factors affecting our operations include the following:

Risks Related to Our Businesses

We expect to derive the majority of our revenues from marketing and advertising spending, which is affected by numerous factors. Declines in advertising revenues will adversely affect the profitability of our business.
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

•
Television audiences continue to fragment in recent years as the broad distribution of cable and satellite television has greatly increased the options available to the public for viewing programming including live sports. Continued fragmentation of television audiences, and the growth of internet programming and streaming services, could adversely impact advertising rates, which will reflect the size and demographics of the audience reached by advertisers through our media businesses.

•
Television stations have significant exposure to advertising in the automotive, retail and services industries. If advertising within these industries declines and we are unable to secure replacement advertisers, advertising revenues could decline and affect our profitability.

If we are unable to respond to any or all of these factors, our advertising revenues could decline and affect our profitability.
Programmatic advertising models that allow advertisers to buy audiences at scale or through automated processes may begin to play a more significant role in the local television and radio advertising marketplace, and may cause downward pricing pressure, resulting in a loss of revenue that could materially adversely affect broadcast television operations.
Several national advertising agencies are employing an automated process known as “programmatic buying” to gain efficiencies and reduce costs related to buying local TV spot advertising. Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation of a programmatic model, where automation replaces existing pricing and allocation methods, could turn local advertising inventory into a price-driven commodity, reducing the value of these relationships and related revenues. We cannot predict the pace at which programmatic buying will be adopted or utilized in the broadcast industry. Widespread adoption causing downward pricing pressure could result in a loss of revenue and materially adversely affect future broadcast operations.
The growth of direct content-to-consumer delivery channels may fragment our television audiences. This fragmentation could adversely impact advertising rates as well as cause a reduction in the revenues we receive from retransmission consent agreements, resulting in a loss of revenue that could materially adversely affect our television broadcast operations.
We deliver our television programming to our audiences over air and through cable and satellite service providers. Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers, such as the "Big 4" broadcast networks, cable networks such as HBO and Showtime, and new content developers, distributors and syndicators such as Amazon, Hulu and Netflix, are now able to deliver their programming directly to consumers, over-the-top (“OTT”). The delivery of content directly to a consumer allows them to bypass the programming we deliver, which may impact our audience size. Fragmentation of our audiences could impact the rates we receive from our advertisers. In addition, fewer subscribers of cable and satellite service providers would also impact the revenue we receive from retransmission consent agreements.

Widespread adoption of OTT by our audiences could result in a reduction of our advertising and retransmission revenues and affect our profitability.

Our radio broadcasting stations similarly confront audience fragmentation caused by a proliferation of alternative digital programming services, including mobile services, that could affect their advertising rates.

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

Fifteen of our stations have affiliations with the ABC television network, five with the NBC television network, two with each of the FOX, CBS and MyNetwork television networks and one with The CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial advertising time during their programming, and the "Big 4" networks, ABC, NBC, CBS and FOX, also require stations to pay fees for the right to carry their programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts. There is no assurance that we will be able to reach agreements in the future with networks about the amount of these fees.
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the respective network. Loss of network affiliation would require us to obtain replacement programming and may not be as attractive to target audiences, resulting in lower advertising revenues. In addition, loss of any of the "Big 4" network affiliations would result in materially lower retransmission revenue.
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
The use of new technologies to redistribute broadcast programming, such as those that rely upon the Internet to deliver video programming or those that receive and record broadcast signals over the air via an antenna and then retransmit that information digitally to customers’ television sets, specialty set-top boxes, or computer or mobile devices, could adversely affect our retransmission revenue if such technologies are not found to be subject to copyright or other legal restrictions or to regulations that apply to MVPDs such as cable operators or satellite carriers.
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

•
As discussed under Federal Regulation of Broadcasting, the FCC is in the process of completing an auction in which some television licensees voluntarily auctioned away their spectrum rights. After this auction, an undetermined number of the remaining television stations will have their licenses modified to specify new operating frequencies and/or new transmitter locations, and the FCC is setting tight deadlines for the completion of these facility changes in order to make the reallocated spectrum promptly available to the wireless service buyers. Depending on the number of such relocations required and other factors such as the availability of specialized technical assistance and custom-made equipment, weather issues, and, for stations near international borders, the cooperation of foreign governments, some stations could confront substantial costs and difficulty in completing these relocations within the allotted time, adversely affecting these stations’ over-the-air service.

•
As also discussed under Federal Regulation of Broadcasting, the FCC is expected to promptly consider broadcasters’ proposal to permit the voluntary use of a new digital television transmission standard, ATSC 3.0, that is incompatible with the existing standard. Much uncertainty exists concerning the costs, benefits, and public acceptance of the services expected to become possible under this new standard, and television stations could be adversely affected by moving either too quickly or too slowly towards its adoption.

•
The FCC and other government agencies are continually considering proposals intended to promote consumer interests. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.

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
At December 31, 2016, the projected benefit obligations of our defined benefit pension plans exceeded plan assets by $213 million. Accrual of service credits are frozen under both defined benefit pension plans, including those covered under supplemental executive retirement plans. These pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause declines in the asset values of these plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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

Security breaches, malware or other “cyber attacks” could harm our business by disrupting delivery of services, jeopardizing our confidential information and that of our vendors and clients, and damaging our reputation. Our operations are routinely involved in receiving, storing, processing and transmitting sensitive information. Although we monitor security measures regularly, any unauthorized intrusion, malicious software infiltration, theft of data, network disruption, denial of service, or similar act by any party could disrupt the integrity, continuity, and security of our systems or the systems of our clients or vendors. These events, or our failure to employ new technologies, revise processes and invest in people to sustain our ability to defend against cyber threats, could create financial liability, regulatory sanction, or a loss of confidence in our ability to protect information, and adversely affect our revenue by causing the loss of current or potential clients.

We may be required to satisfy certain indemnification obligations to Journal Media Group or may not be able to collect on indemnification rights from Journal Media Group.

Under the terms of the master agreement governing the Scripps/Journal transaction, we (as successor to Journal) will indemnify Journal Media Group, and Journal Media Group will indemnify us (as successor to Journal), for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the master agreement that continued in effect after the April 1, 2015, closing. We (as successor to Journal) will indemnify Journal Media Group for all damages, liabilities and expenses incurred by it relating to the entities, assets and liabilities retained by Scripps or Journal, and Journal Media Group will indemnify us (as successor to Journal) for all damages, liabilities and expenses incurred by it relating to Journal Media Group’s entities, assets and liabilities.

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

Journal Media Group is a party to a merger agreement pursuant to which it became a wholly owned subsidiary of Gannett Co., Inc. in the first quarter of 2016. The completion of this merger did not change the indemnification obligations of Scripps or Journal Media Group described above nor did it result in Gannett Co., Inc. itself bearing any responsibility to fulfill Journal Media Group's obligations to us.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Richard A. Boehne	60	President, Chief Executive Officer and Director (since July 2008); Executive Vice President (1999 to 2008) and Chief Operating Officer (2006 to 2008)
Adam Symson	42
Chief Operating Officer (since November 2016); Senior Vice President/Digital (February 2013 to November 2016); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media/Television (2007 to 2011)

Timothy M. Wesolowski	58
Senior Vice President and Chief Financial Officer (since August 2011); Treasurer (2011 to 2015); Senior Vice President Finance - Call Center Division, Convergys Corporation (2010 to 2011); Senior Vice President Finance/Controller, Convergys Corporation (2006 to 2009)

William Appleton	68	Senior Vice President and General Counsel (since July 2008); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)
Lisa A. Knutson	51	Senior Vice President/Chief Administrative Officer (since September 2011); Senior Vice President/Human Resources (2008 to 2011)
Brian G. Lawlor	50	Senior Vice President/Television (since January 2009); Vice President/General Manager of WPTV (2004 to 2008)
Douglas F. Lyons	60	Vice President, Controller (since July 2008) and Treasurer (since May 2015); Vice President Finance/Administration (2006 to 2008), Director Financial Reporting (1997 to 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2016, there were approximately 13,600 owners of our Class A Common shares, based on security position listings, and 50 owners of our Common Voting shares (which do not have a public market). On April 1, 2015, Scripps' shareholders received a $60 million special cash dividend as part of the Journal broadcast merger and newspaper spin-off transactions. We did not pay any cash dividends in 2016.

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th

2016
Market price of common stock:
High	$19.25	$17.69	$17.80	$19.41
Low	15.59	14.66	14.93	12.62
Cash dividends per share of common stock	$—	$—	$—	$—
2015
Market price of common stock:
High	$28.44	$25.41	$23.10	$22.56
Low	19.73	21.73	16.01	17.27
Cash dividends per share of common stock	$—	$1.03	$—	$—
There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A Common shares during the quarter ended December 31, 2016 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs(a)

10/1/16-10/31/16	347,600	$15.05	$5,231,475	$48,873,594
11/1/16-11/30/16	364,900	14.66	5,349,228	$43,524,366
12/1/16-12/31/16	229,541	18.07	4,147,433	$—
Total	942,041	$15.63	$14,728,136
(a) The May 2014 repurchase program expired on December 31, 2016. No additional shares may be purchased under the program.
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $60.6 million shares under this authorization through December 31, 2016. Before this authorization expired at the end of December 2016, an additional $0.5 million of shares were repurchased but not settled until 2017.

In November 2016, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 31, 2018. No shares had been repurchased under this program as of December 31, 2016.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2011, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of our newspaper business at April 1, 2015 is treated as a reinvestment of a special dividend pursuant to SEC rules.
We regularly evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our Current Peer Group Index are Nexstar Broadcasting Group, TEGNA, Media General, Sinclair Broadcast Group, Tribune Media, Gray Television, Saga Communications and Beasley Broadcast Group. The Peer Group Index is weighted based on market capitalization.

COMPARISON OF CUMULATIVE TOTAL RETURN
The E. W. Scripps Company
S&P 500 Index - Total Returns
Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
ASSUMES $100 INVESTED ON DEC. 31, 2011
ASSUMES DIVIDEND REINVESTED

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

The E. W. Scripps Company	$100.00	$134.96	$271.16	$279.03	$268.78	$273.45
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
Current Peer Group Index	100.00	137.50	302.82	276.05	260.79	258.59

Item 6.	Selected Financial Data
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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 24, 2017, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

THE E. W. SCRIPPS COMPANY

Dated: February 24, 2017	By:	/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 24, 2017.

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
Kim Williams

The E. W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012 (1)

Summary of Operations (2)
Total operating revenues	$943	$716	$499	$432	$504
Income (loss) from continuing operations before income taxes	106	(99)	9	(22)	41
Income (loss) from continuing operations, net of tax	67	(67)	9	(10)	31
Depreciation and amortization of intangibles	(59)	(52)	(32)	(31)	(30)

Per Share Data
Income (loss) from continuing operations — diluted	$0.79	$(0.86)	$0.16	$(0.18)	$0.57
Cash dividends	—	1.03	—	—	—

Market Value of Common Shares at December 31
Per share	$19.33	$19.00	$22.35	$21.72	$10.81
Total	1,585	1,591	1,274	1,217	600

Balance Sheet Data
Total assets	$1,728	$1,681	$1,031	$966	$1,031
Long-term debt (including current portion)	393	399	196	200	196
Equity	946	901	520	548	540
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2016, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

(1)	2016 — On April 12, 2016, we acquired Cracked. On June 6, 2016, we acquired Stitcher. Operating results for each are included for periods after the acquisitions.

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

Forward-Looking Statements
Certain forward-looking statements related to our businesses are included in this discussion. Those forward-looking statements reflect our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors”. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. You should evaluate our forward-looking statements, which are as of the date of this filing, with the understanding of their inherent uncertainty. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date the statement is made.

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of television, radio and digital media brands. Scripps is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the "Big 4" television networks. We also own 34 radio stations in eight markets. We operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll, the multi-platform humor and satire brand, Cracked, and over-the-top ("OTT") video news service, Newsy. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational program, the Scripps National Spelling Bee.

On April 1, 2015, Scripps and Journal Communications, Inc. ("Journal") closed their transactions to merge their broadcast operations and spin-off their newspaper businesses into a separate publicly traded company.

We continued the expansion of our digital business through two acquisitions during 2016. On April 12, 2016 we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. This acquisition provides an opportunity to expand our OTT footprint for both video and audio. The purchase price was $39 million in cash. On June 6, 2016 we acquired Stitcher, a popular podcast listening service which facilitates discovery and streaming for more than 65,000 podcasts for a $4.5 million cash purchase price.

On July 22, 2015, we acquired Midroll Media, a company that creates original podcasts and operates a network that sells advertising for more than 200 shows, including “WTF with Marc Maron" and "Comedy Bang! Bang!” The purchase price was $50 million in cash, plus a $10 million earnout provision.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2016	Change	2015	Change	2014

Operating revenues	$943,047	31.8%	$715,656	43.5%	$498,752
Employee compensation and benefits	(373,552)	9.9%	(340,042)	31.9%	(257,870)
Programs and program licenses	(174,584)	43.7%	(121,479)	118.9%	(55,487)
Other expenses	(194,227)	18.9%	(163,297)	41.8%	(115,175)
Defined benefit pension plan expense	(14,332)	(75.6)%	(58,674)		(5,671)
Acquisition and related integration costs	(578)		(37,988)		(9,708)
Depreciation and amortization of intangibles	(58,581)		(51,952)		(32,180)
Impairment of goodwill and intangibles	—		(24,613)		—
(Losses) gains, net on disposal of property and equipment	(543)		(483)		2,872
Operating income (loss)	126,650		(82,872)		25,533
Interest expense	(18,039)		(15,099)		(8,494)
Miscellaneous, net	(2,646)		(1,421)		(7,693)
Income (loss) from continuing operations before income taxes	105,965		(99,392)		9,346
(Provision) benefit for income taxes	(38,730)		32,755		111
Income (loss) from continuing operations, net of tax	67,235		(66,637)		9,457
(Loss) income from discontinued operations, net of tax	—		(15,840)		1,072
Net income (loss)	$67,235		$(82,477)		$10,529
2016 compared with 2015

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

Operating revenues increased 31.8% in 2016 due to an increase of almost $92 million in television political advertising revenues, higher retransmission revenues, higher digital revenues from our local digital operations, as well as the acquisition of the acquired stations and acquired digital operations. The comparability of year-over-year revenues was impacted by $65 million of revenues from the acquired stations and $18 million of revenues from the acquired digital operations. Retransmission revenues, excluding the impact of the acquired stations, increased almost $70 million due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering 3 million households were effective from the beginning of 2016 and contracts covering an additional 3 million households were effective in the fourth quarter of 2016.

Employee compensation and benefits increased 9.9% in 2016, primarily driven by the impact of the acquired stations and acquired digital operations.

Programs and program licenses expense increased 43.7% in 2016, primarily due to the acquired stations and higher network affiliation fees. Programming costs of the acquired stations was $10 million of the increase year-over-year. The remainder of the increase for the year was from higher network affiliation license fees of $47 million, which was partially offset by lower syndicated programming expense.

Other expenses are comprised of the following:

	For the years ended December 31,
(in thousands)	2016	Change	2015

Facilities rent and maintenance	$38,255	12.7%	$33,937
Ratings and consumer research services	21,593	17.3%	18,405
Purchased news and content	12,461	40.2%	8,888
Marketing and promotion	13,631	12.7%	12,097
Miscellaneous costs	108,287	20.4%	89,970
Total other expenses	$194,227	18.9%	$163,297

Other expenses increased in 2016 compared to prior year, most of which was driven by the acquired stations and the acquired digital operations.

Acquisition and related integration costs of $0.6 million in 2016 and $38.0 million in 2015 include costs for spinning off our newspaper operations and costs associated with acquisitions, such as investment banking, legal and accounting fees, as well as costs to integrate the acquired businesses.

Depreciation and amortization expense increased from $52 million in 2015 to $59 million in 2016 due to a full year of expense from the acquired stations and as well as the impact of the acquired digital operations.

In 2015, we recorded a $25 million non-cash charge to reduce the carrying value of goodwill and certain intangible assets associated with Newsy and a smaller business.

Defined benefit plan expense decreased by $44.3 million year-over-year. The prior year included a $45.7 million non-cash settlement charge for the lump-sum pension benefit payments made to certain pension participants and a $1.1 million curtailment charge resulting from the spin-off of our newspaper business. The current year included a full year of expense from the pension plans acquired in the Journal transactions.

Interest expense increased year-over-year due to the increased debt related to the Journal acquisition.

The effective income tax rate was 36.5% and 33.0% for 2016 and 2015, respectively. State taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs we incurred in connection with the Journal transactions in 2015 are not deductible and the 2015 write-down in the carrying value of Newsy goodwill is not deductible for income taxes. In addition, our effective income tax rates for 2016 and 2015 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2016 and 2015, we recognized $0.9 million and $2.5 million, respectively, of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions. In addition, our 2016 provision includes $1.7 million of excess tax benefits from the exercise and vesting of share-based compensation awards.
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

Employee compensation and benefits increased 32% in 2015 compared to 2014, primarily driven by the impact of the acquired stations.

Programs and program licenses expense more than doubled in 2015 primarily due to the acquired stations and higher network fees. The acquired stations accounted for $39 million of the increase while higher network license fees, offset by lower syndicated programming expense, accounted for the rest. We completed new agreements for 10 of our ABC stations at the beginning of 2015 and one of our CBS stations in July 2015.

Other expenses are comprised of the following:

	For the years ended December 31,
(in thousands)	2015	Change	2014

Facilities rent and maintenance	$33,937	29.9%	$26,117
Ratings and consumer research services	18,405	34.5%	13,680
Purchased news and content	8,888	76.2%	5,044
Marketing and promotion	12,097	72.9%	6,997
Miscellaneous costs	89,970	42.0%	63,337
Total other expenses	$163,297	41.8%	$115,175

Other expenses increased in 2015 compared to prior year, most of which was driven by the acquired stations.

Acquisition and related integration costs of $38 million in 2015 and $9.7 million in 2014 include costs associated with the Journal transactions and other acquisitions, such as investment banking, legal and accounting fees, as well as costs to integrate the acquired operations.

Depreciation and amortization expense increased from $32 million in 2014 to $52 million in 2015 due to the acquired stations.

The evolution of the OTT market created new distribution platforms for Newsy as well as provided significant opportunities to expand the Newsy audience. The development of OTT services has required additional investment in Newsy. The additional investment, combined with other market changes that resulted in the slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2015. In the third quarter of 2015, we recorded a $21 million non-cash charge to reduce the carrying value of goodwill and $2.9 million to reduce the value of certain intangible assets.

Defined benefit plan expense increased year-over-year due to a $45.7 million non-cash settlement charge for the lump-sum pension benefit payments made to certain pension participants, a $1.1 million curtailment charge resulting from the spin-off of our newspaper business and the additional expense related to the pension obligations assumed in the Journal acquisition.

In 2014, a $3 million gain on the sale of excess land is included in gains on disposal of property and equipment.

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

Upon completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value, and if the fair value is lower, then an impairment loss is recorded. Our analysis indicated that, as of April 1, 2015, there was a non-cash impairment loss on the disposal of the newspaper business of $30 million, which is included as a component of discontinued operations.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2016	Change	2015	Change	2014

Segment operating revenues:
Television	$802,134	31.6%	$609,551	30.5%	$466,965
Radio	70,860	20.3%	58,881		—
Digital	62,076	59.5%	38,928	70.1%	22,881
Syndication and other	7,977	(3.8)%	8,296	(6.8)%	8,906
Total operating revenues	$943,047		$715,656		$498,752
Segment profit (loss):
Television	$249,268	78.3%	$139,797	2.6%	$136,319
Radio	12,797	(0.3)%	12,837		—
Digital	(16,358)	(4.4)%	(17,103)	(25.1)%	(22,828)
Syndication and other	(801)		(1,074)		(1,499)
Shared services and corporate	(44,222)	1.4%	(43,619)	4.4%	(41,772)
Defined benefit pension plan expense	(14,332)		(58,674)		(5,671)
Acquisition and related integration costs	(578)		(37,988)		(9,708)
Depreciation and amortization of intangibles	(58,581)		(51,952)		(32,180)
Impairment of goodwill and intangibles	—		(24,613)		—
(Losses) gains, net on disposal of property and equipment	(543)		(483)		2,872
Interest expense	(18,039)		(15,099)		(8,494)
Miscellaneous, net	(2,646)		(1,421)		(7,693)
Income (loss) from continuing operations before income taxes	$105,965		$(99,392)		$9,346

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
Operating results for our television segment were as follows:

	For the years ended December 31,
(in thousands)	2016	Change	2015	Change	2014

Segment operating revenues:
Local	$326,929	3.8%	$315,054	33.1%	$236,772
National	139,664	1.3%	137,935	26.0%	109,448
Political	100,761		9,151		57,981
Retransmission	220,723	61.6%	136,571	143.1%	56,185
Other	14,057	29.7%	10,840	64.8%	6,579
Total operating revenues	802,134	31.6%	609,551	30.5%	466,965
Segment costs and expenses:
Employee compensation and benefits	256,571	5.9%	242,303	28.0%	189,261
Programs and program licenses	162,821	47.1%	110,722	99.5%	55,487
Other expenses	133,474	14.3%	116,729	35.9%	85,898
Total costs and expenses	552,866	17.7%	469,754	42.1%	330,646
Segment profit	$249,268	78.3%	$139,797	2.6%	$136,319
2016 compared with 2015

The Company completed its acquisition of the Journal television stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the television division operating results.
Revenues

Total television revenues increased 31.6% in 2016. The comparability of year-over-year revenues was impacted by $48.7 million of revenues from the acquired television stations. Increased retransmission revenues and higher political revenues in a presidential-election year drove most of the remaining year-over-year increase. Retransmission revenues, excluding the impact of the acquired television stations, increased almost $70 million due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering 3 million households were effective from the beginning of 2016 and contracts covering an additional 3 million households were effective in the fourth quarter of 2016.

Costs and expenses

Employee compensation and benefits increased 5.9% in 2016. The increase was primarily from $15.9 million of incremental compensation and benefits from the acquired television stations for the first quarter of 2016.

Programs and program licenses expense increased 47.1% in 2016, primarily due to the acquired television stations and higher network fees. Programming costs of the acquired television stations accounted for $9.1 million of the year-over-year increase. The remainder of the increase was from higher network affiliation license fees of $47 million, partially offset by lower syndicated programming expense. Network affiliation fees have been increasing industry wide due to higher rates on renewals as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

Other expenses increased 14.3% in 2016 primarily due to higher general operating expenses and the impact of the acquired television stations.
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
Revenues

Total television revenues increased 31% in 2015. The acquired stations accounted for slightly more than $147 million of the year-over-year increase. For stations owned for the entire year, a $52 million decline in political advertising revenue was offset by a $49 million increase in retransmission revenue. In 2014, we completed negotiations with satellite and cable television systems covering approximately 5.6 million subscribers in certain of our markets and our 2015 results reflect the renewal of those agreements.

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
Operating results for our radio segment were as follows:

	For the years ended December 31,
(in thousands)	2016	Change	2015	Change	2014

Segment operating revenues:
Advertising	$67,771	20.4%	$56,288		$—
Other	3,089	19.1%	2,593		—
Total operating revenues	70,860	20.3%	58,881		—
Segment costs and expenses:
Employee compensation and benefits	28,795	29.6%	22,218		—
Programs	11,763	9.4%	10,757		—
Other expenses	17,505	33.9%	13,069		—
Total costs and expenses	58,063	26.1%	46,044		—
Segment profit	$12,797	(0.3)%	$12,837		$—

The Company completed its acquisition of the Journal radio stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisition impacts the comparability of the radio division operating results.

Revenues

Total radio revenues increased 20.3% in 2016. In 2016, there was a full year of operations for our radio stations compared to only nine months in 2015, which accounted for an additional $14.5 million of revenue. This increase was partially offset by weakness in our largest markets during 2016, including the impact of lower advertising for sports programming in our Milwaukee market.

Costs and expenses

Total costs and expenses increased 26.1% in 2016 primarily due to costs associated with flood cleanup at our Wichita operations and the $12.5 million of expenses from the acquired radio stations for the first quarter of 2016. Employee compensation and benefits were lower year-over-year after adjusting for the impact of the acquired stations.

Digital — Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of our national digital businesses including Newsy, an over-the-top video news service, Cracked, the multi-platform humor and satire brand and Midroll, a podcast industry leader.

Our digital operations earn revenue primarily through the sale of advertising and marketing services.
Operating results for our digital segment were as follows:

	For the years ended December 31,
(in thousands)	2016	Change	2015	Change	2014

Total operating revenues	$62,076	59.5%	$38,928	70.1%	$22,881
Segment costs and expenses:
Employee compensation and benefits	47,077	23.6%	38,077	5.6%	36,067
Other expenses	31,357	74.7%	17,954	86.2%	9,642
Total costs and expenses	78,434	40.0%	56,031	22.6%	45,709
Segment loss	$(16,358)	(4.4)%	$(17,103)	(25.1)%	$(22,828)
2016 compared with 2015

Our digital businesses, Midroll and Cracked, were acquired on July 22, 2015 and April 12, 2016, respectively, and the Journal acquisition was completed on April 1, 2015. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our digital segment operating results.

Revenues

Digital revenues increased 59.5% or $23.1 million in 2016. Excluding the results of Cracked and Midroll, revenues increased 28% for the year, primarily driven by increases in advertising on our television and radio local market digital sites and increased revenues from Newsy. In 2016, our national digital brands were approximately 37% of our total revenues, up from 21% in 2015.

Cost and Expenses

Digital costs and expenses increased 40.0% in 2016, primarily due to the impact of Cracked and Midroll. Excluding the results of Cracked and Midroll, expenses increased 10.5% for the year, primarily due to costs from expanding Newsy's editorial staff and marketing efforts.
2015 compared with 2014

Revenues

Digital revenues increased 70.1% in 2015 compared to 2014. The increase for the year includes $5.9 million and $4.6 million, respectively, from the acquired Journal stations and the Midroll acquisition. The remainder of the increase was driven by our focus on increasing digital advertising revenues with an expanded sales force in our television markets and increased revenue from programmatic advertising.

Costs and Expenses

Digital costs and expenses increased 22.6% in 2015 compared to 2014 primarily due to the impact of the acquired Journal stations and our acquisition of Midroll.

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

2016 to 2015

Shared services and corporate expenses were comparable year-over-year at $44.2 million in 2016 and $43.6 million in 2015.

2015 to 2014

Shared services and corporate expenses were $43.6 million in 2015 and $41.8 in 2014, increasing by $1.8 million, primarily due to higher incentive compensation.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$67,235	$(82,477)	$10,529
(Loss) income from discontinued operations, net of tax	—	(15,840)	1,072
Income (loss) from continuing operations, net of tax	67,235	(66,637)	9,457
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	58,581	51,952	32,180
Impairment of goodwill and intangibles	—	24,613	—
Losses (gains) on sale of property and equipment	543	483	(2,872)
Deferred income taxes	39,267	(26,831)	5,384
Excess tax benefits of share-based compensation plans	—	—	(8,352)
Stock and deferred compensation plans	11,127	10,125	6,992
Pension expense, net of payments	4,936	58,358	4,433
Other changes in certain working capital accounts, net	(35,865)	(43,790)	29,243
Miscellaneous, net	669	555	1,830
Net cash provided by continuing operating activities	146,493	8,828	78,295
Net cash provided by discontinued operating activities	—	42	23,760
Net operating activities	$146,493	$8,870	$102,055

2016 to 2015

The $138 million increase in cash provided by continuing operating activities was primarily attributable to an $110 million year-over-year increase in segment profit, $38 million of acquisition and related costs incurred in 2015 that were not repeated in 2016 and changes in working capital in 2016 compared to 2015. These items were partially offset by $10 million of contributions made to our pension plans in 2016.

The primary factors affecting changes in working capital are described below.

•	In 2015, we made $15 million in estimated tax payments while no significant tax payments were made in 2016. Additionally, in 2016 we received a tax refund of $4.4 million.

•
The accrual of payroll and annual incentive compensation, net of the payment amounts earned in the prior year, decreased working capital by $1.0 million in 2016 and increased working capital by $6.0 million in 2015.

•	The timing of the payment of more than $8 million of our network affiliation fees at the end of 2016 reduced working capital in 2016.

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

•	In 2015, we made estimated income tax payments of $15 million. We did not make any significant tax payments in 2014.

•	The timing of payments for accounts payable and accrued expenses decreased working capital by $26 million in 2015.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(43,500)	$(46,838)	$(149,284)
Proceeds from sale of property and equipment	56	1,722	5,856
Proceeds from sale of property held for sale	—	14,500	—
Additions to property and equipment	(27,948)	(23,105)	(16,300)
Purchase of investments	(2,128)	(7,658)	(2,652)
Miscellaneous, net	92	1,578	2,007
Net cash used in continuing investing activities	(73,428)	(59,801)	(160,373)
Net cash used in discontinued investing activities	—	(1,561)	(1,564)
Net investing activities	$(73,428)	$(61,362)	$(161,937)

In 2016, 2015 and 2014 we used $73 million, $60 million and $160 million, respectively, in cash for investing activities for continuing operations. The primary factors affecting our cash flows from investing activities for the years presented are described below.

•	In 2016, we acquired Cracked for $39 million and Stitcher for $4.5 million.

•	In 2015, we acquired Midroll Media for $50 million.

•	In 2015, we invested $5 million to fund the launch and operations of a media company specializing in programming for broadcast stations digital subchannels.

•	In 2015, we received $14.5 million in proceeds from the sale of KNIN, the Fox affiliate located in Boise, ID, which had been placed in a divestiture trust as part of the Journal transactions.

•	In 2014, we completed our acquisition of Media Convergence Group, Inc., which operates as Newsy, an over-the-top video news provider, for $35 million.

•	In 2014, we completed our acquisition of two television stations owned by Granite Broadcasting Corporation for $110 million.

•	In 2014, we received $5.8 million in proceeds from the sale of excess land.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$—	$200,000	$—
Payments on long-term debt	(6,635)	(122,406)	(2,000)
Payments of financing costs	—	(2,592)	(483)
Dividends paid	—	(59,523)	—
Repurchase of Class A Common shares	(44,401)	(16,222)	(21,237)
Proceeds from employee stock options	4,641	7,249	16,579
Tax payments related to shares withheld for vested stock and RSUs	(2,681)	(5,237)	(4,261)
Excess tax benefits from stock compensation plans	—	—	8,352
Miscellaneous, net	(4,258)	575	(1,264)
Net cash provided by (used in) continuing financing activities	$(53,334)	$1,844	$(4,314)

For continuing financing activities, in 2016 and 2014 we used $53 million and $4 million in net cash, while in 2015 we had net cash inflows of $2 million. The primary factors affecting our cash flows from financing activities are described below.

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

The Second Amended Financing Agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the revolving credit facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the Second Amended Financing Agreement at December 31, 2016 and 2015.

The Second Amended Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of December 31, 2016, we were not required to make additional principal payments for excess cash flow.
The proceeds from the incremental $200 million loan were used to pay off the $116 million Journal term loan assumed in connection with the Journal acquisition, fund the $60 million special dividend paid to the Scripps shareholders in connection with the Journal transactions and for the payment of transaction expenses.
In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the authorization, we repurchased $44 million of shares at prices ranging from $12.84 to $19.51 per share in 2016 and $16 million of shares at prices ranging from $15.92 to $24.96 per share in 2015. Under a previous authorization, we repurchased $21 million of shares in 2014. In November 2016, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 31, 2018. No shares had been repurchased under this program as of December 31, 2016.

In 2016, 2015 and 2014, we received $5 million, $7 million and $17 million, respectively, of proceeds from the exercise of employee stock options.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute approximately $19 million in 2017 to our defined benefit pension plans, including our SERPs.
We expect that our cash and cash flows from operating activities will be sufficient to meet our operating and capital needs over the next 12 months.

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
We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We entered into a $75 million notional value interest rate swap which expired in December 2016 which provided for a fixed LIBOR interest rate of 1.08%. We did not provide or receive any collateral for this contract. The fair value of this financial derivative was based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
As of December 31, 2016 and 2015, we had outstanding letters of credit totaling $0.8 million.

Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2016 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$6,571	$10,486	$378,776	$—	$395,833
Interest on debt	13,042	25,172	12,386	—	50,600
Programming:
Program licenses and network affiliation agreements	173,482	304,257	1,439	52	479,230
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,340	3,685	3,585	10,280	18,890
Employment and talent contracts	40,608	41,874	2,973	—	85,455
Operating leases:
Noncancelable	5,071	10,028	6,093	6,639	27,831
Cancelable	2,541	3,289	1,556	1,858	9,244
Pension obligations:
Minimum pension funding	19,127	64,570	76,498	74,141	234,336
Other commitments:
Noncancelable purchase and service commitments	11,254	13,323	11,240	—	35,817
Other purchase and service commitments	19,112	17,729	4,243	—	41,084
Total contractual cash obligations	$292,148	$494,413	$498,789	$92,970	$1,378,320

Long-term debt — Long-term debt includes the $391 million outstanding balance of our term loan B and $5 million of unsecured subordinated notes payable. Our term loan B bears interest at rates based on LIBOR plus a fixed margin of 2.5%. The rate on our term loan B was 3.27% at December 31, 2016. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 1% increase in LIBOR would result in an increase in annual interest payments of approximately $4 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2016, we were not required to make any additional principal payments for excess cash flow.

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
Talent Contracts — We secure on-air talent for our television and radio stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual obligations table.

Operating Leases — We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration. We also lease space on towers for some of our radio transmitters.
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
Pension Funding — We sponsor two noncontributory defined benefit pension plans and we also have two non-qualified Supplemental Executive Retirement Plans ("SERPs").
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2016, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2022-2026. While benefit payments under these plans are expected to continue beyond 2026, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2016, our reserves for income taxes totaled $2.4 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2016. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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

Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. At December 31, 2016, we had $617 million of goodwill. If the fair value of the reporting unit is less than its carrying value, we may be required to record an impairment charge. For purposes of performing the impairment test for goodwill, our reporting units are our television group, our radio group, our local digital operations, Midroll, Cracked and Newsy.
The following is goodwill by reporting unit as of December 31, 2016:

(in thousands)

Television	$466,000
Radio	41,000
Local Digital	25,000
Newsy	8,000
Cracked	30,000
Midroll	47,000
Total goodwill	$617,000

For our annual goodwill impairment testing, we utilized the Step 1 quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our television and local digital reporting units exceeded their carrying value by over 50% and our Midroll reporting unit exceeded its carrying value by over 30%. The fair value of our Cracked reporting unit equaled its carrying value due to its recent acquisition date, and therefore, is more susceptible to an adverse change in business or macroeconomic conditions impacting the assumptions underlying the estimated fair value, which could possibly lead to a goodwill impairment charge in the future. The fair value of our radio reporting unit exceeded its carrying value by just over five percent. A 0.5% increase in the discount rate or decreased cash flows over the forecast period could reduce the fair value of the radio reporting unit below its carrying value which might lead to an impairment charge in the future.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2016, the carrying value of our FCC licenses was $204 million, of which $157 million are for television FCC licenses and $47 million are for radio FCC licenses. They are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by more than $25 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value. The recorded value of our FCC licenses from the recently acquired stations are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge if future assumptions were to change.

Pension Plans — We sponsor two noncontributory defined benefit pension plans as well as two non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both of the defined benefit plans and the SERPs have frozen the accrual of future benefits. Defined benefit pension plan expense for the plans was $14.3 million in 2016, $58.7 million in 2015 and $5.7 million in 2014.
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
The assumptions used in accounting for our defined benefit pension plans for 2016 and 2015 are as follows:

	2016	2015

Discount rate for expense	4.55%	4.01%-4.53%
Discount rate for obligations	4.26%	4.55%
Long-term rate of return on plan assets	4.50%-4.65%	4.10%-6.10%

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

For our defined benefit pension plans, as of December 31, 2016, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease

Effect on 2017 total pension expense	$300	$(400)
Effect on pension benefit obligation as of December 31, 2016	(37,700)	41,800

By the end of 2016, we had fully transitioned to a new asset allocation strategy in which approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2017 expected long-term rate of return on plan assets would increase or decrease our 2017 pension expense by approximately $2 million.
We had cumulative unrecognized actuarial losses for our pension plans of $151 million at December 31, 2016. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2016, we had an actuarial loss of $11.0 million. Based on our current assumptions, we anticipate that 2017 pension expense will include $4.5 million in amortization of unrecognized actuarial losses.

Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In August 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated statements of cash flows.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method. We are progressing in our process of adopting the new guidance and are working to identify all performance obligations and changes, if any, that the new guidance will have on the timing and amounts of revenue recorded. To date we are evaluating the impact, if any, that the new guidance might have on the revenue recognition for our retransmission consent agreements as well as our broadcast advertising arrangements. We are also evaluating the impact the new guidance has on our programming barter arrangements.

Recently Adopted Accounting Standards — In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents should be included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents should no longer be presented as a financing cash flow activity within the statement of cash flows. We have elected to early adopt this guidance as of December 31, 2016, and have retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $6.6 million and $6.8 million at December 31, 2015 and 2014, respectively, due to the reclassification from restricted cash.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies are recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for income taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015. Additionally, we have elected to adopt a policy of recording actual forfeitures, the impact of which is not material to current or prior periods.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2016		As of December 31, 2015
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan B	390,521	390,521	394,500	388,583
Unsecured subordinated promissory notes	5,312	4,993	7,968	7,993
Long-term debt, including current portion	$395,833	$395,514	$402,468	$396,576

Interest rate swap	$—	$—	$299	$299

Financial instruments subject to market value risk:
Investments held at cost	$10,774	(a)	$10,652	(a)

(a)
Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon the sale of these securities.

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We had a $75 million notional value interest rate swap which expired in December 2016. Under the terms of the swap, we paid a fixed interest rate of 1.08% and received interest at a variable rate equal to 30 day LIBOR. We did not provide or receive any collateral for this contract. The fair value of this financial derivative was based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E. W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2016. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2016. This report appears on page F-26.
Date: February 24, 2017
BY:

/s/ Richard A. Boehne
Richard A. Boehne
President and Chief Executive Officer

/s/ Timothy M. Wesolowski
Timothy M. Wesolowski
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E. W. Scripps Company

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The E.W. Scripps Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2016, the Company adopted the new accounting guidance in ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E. W. Scripps Company

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption on January 1, 2016 of the new accounting guidance in ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2017

The E. W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$134,352	$114,621
Accounts and notes receivable (less allowances — $1,632 and $1,610)	192,531	171,901
Income taxes receivable	504	4,626
Miscellaneous	18,508	11,482
Total current assets	345,895	302,630
Investments	14,221	13,856
Property and equipment	260,731	271,047
Goodwill	616,780	585,787
Other intangible assets	467,896	479,187
Deferred income taxes	9,075	13,640
Miscellaneous	13,775	14,713
Total Assets	$1,728,373	$1,680,860

Liabilities and Equity
Current liabilities:
Accounts payable	$26,670	$31,606
Customer deposits and unearned revenue	7,122	8,508
Current portion of long-term debt	6,571	6,656
Accrued liabilities:
Employee compensation and benefits	32,636	33,669
Miscellaneous	18,986	25,392
Other current liabilities	12,146	13,992
Total current liabilities	104,131	119,823
Long-term debt (less current portion)	386,614	392,487
Deferred income taxes	17,740	—
Other liabilities (less current portion)	273,953	267,567
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2016 - 70,042,300 shares; 2015 - 71,886,969 shares	700	719
Voting — authorized: 60,000,000 shares; issued and outstanding: 2016 - 11,932,722 shares; 2015 - 11,932,722 shares	119	119
Total	819	838
Additional paid-in capital	1,132,540	1,163,985
Accumulated deficit	(94,077)	(174,038)
Accumulated other comprehensive loss, net of income taxes	(93,347)	(89,802)
Total equity	945,935	900,983
Total Liabilities and Equity	$1,728,373	$1,680,860

See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2016	2015	2014

Operating Revenues:
Advertising	$680,760	$548,205	$421,546
Retransmission	220,723	136,571	56,185
Other	41,564	30,880	21,021
Total operating revenues	943,047	715,656	498,752
Costs and Expenses:
Employee compensation and benefits	373,552	340,042	257,870
Programs and program licenses	174,584	121,479	55,487
Other expenses	194,227	163,297	115,175
Defined benefit pension plan expense	14,332	58,674	5,671
Acquisition and related integration costs	578	37,988	9,708
Total costs and expenses	757,273	721,480	443,911
Depreciation, Amortization, and Losses (Gains):
Depreciation	34,791	34,178	24,168
Amortization of intangible assets	23,790	17,774	8,012
Impairment of goodwill and intangibles	—	24,613	—
Losses (gains), net on disposal of property and equipment	543	483	(2,872)
Net depreciation, amortization, and losses (gains)	59,124	77,048	29,308
Operating income (loss)	126,650	(82,872)	25,533
Interest expense	(18,039)	(15,099)	(8,494)
Miscellaneous, net	(2,646)	(1,421)	(7,693)
Income (loss) from continuing operations before income taxes	105,965	(99,392)	9,346
Provision (benefit) for income taxes	38,730	(32,755)	(111)
Income (loss) from continuing operations, net of tax	67,235	(66,637)	9,457
(Loss) income from discontinued operations, net of tax	—	(15,840)	1,072
Net income (loss)	$67,235	$(82,477)	$10,529

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$0.80	$(0.86)	$0.16
(Loss) income from discontinued operations	—	(0.20)	0.02
Net income (loss) per basic share of common stock	$0.80	$(1.06)	$0.18

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$0.79	$(0.86)	$0.16
(Loss) income from discontinued operations	—	(0.20)	0.02
Net income (loss) per diluted share of common stock	$0.79	$(1.06)	$0.18

Weighted average shares outstanding:
Basic	83,339	77,373	56,342
Diluted	83,639	77,373	57,239
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2016	2015	2014

Net income (loss)	$67,235	$(82,477)	$10,529
Changes in fair value of derivative, net of tax of $142, $148 and $145	242	237	239
Changes in defined benefit pension plans, net of tax of $(2,455), $21,139, and $(27,516)	(3,936)	33,825	(45,500)
Other	149	253	(259)
Total comprehensive income (loss)	$63,690	$(48,162)	$(34,991)
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2016	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$67,235	$(82,477)	$10,529
(Loss) income from discontinued operations, net of tax	—	(15,840)	1,072
Income (loss) from continuing operations, net of tax	67,235	(66,637)	9,457
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	58,581	51,952	32,180
Impairment of goodwill and intangibles	—	24,613	—
Losses (gains) on sale of property and equipment	543	483	(2,872)
Deferred income taxes	39,267	(26,831)	5,384
Excess tax benefits of share-based compensation plans	—	—	(8,352)
Stock and deferred compensation plans	11,127	10,125	6,992
Pension expense, net of payments	4,936	58,358	4,433
Other changes in certain working capital accounts, net	(35,865)	(43,790)	29,243
Miscellaneous, net	669	555	1,830
Net cash provided by continuing operating activities	146,493	8,828	78,295
Net cash provided by discontinued operating activities	—	42	23,760
Net operating activities	146,493	8,870	102,055
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(43,500)	(46,838)	(149,284)
Proceeds from sale of property and equipment	56	1,722	5,856
Proceeds from sale of property held for sale	—	14,500	—
Additions to property and equipment	(27,948)	(23,105)	(16,300)
Purchase of investments	(2,128)	(7,658)	(2,652)
Miscellaneous, net	92	1,578	2,007
Net cash used in continuing investing activities	(73,428)	(59,801)	(160,373)
Net cash used in discontinued investing activities	—	(1,561)	(1,564)
Net investing activities	(73,428)	(61,362)	(161,937)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	200,000	—
Payments on long-term debt	(6,635)	(122,406)	(2,000)
Payments of financing costs	—	(2,592)	(483)
Dividends paid	—	(59,523)	—
Repurchase of Class A Common shares	(44,401)	(16,222)	(21,237)
Proceeds from employee stock options	4,641	7,249	16,579
Tax payments related to shares withheld for vested stock and RSUs	(2,681)	(5,237)	(4,261)
Excess tax benefits from stock compensation plans	—	—	8,352
Miscellaneous, net	(4,258)	575	(1,264)
Net cash provided by (used in) continuing financing activities	(53,334)	1,844	(4,314)
Increase (Decrease) in cash, cash equivalents and restricted cash	19,731	(50,648)	(64,196)
Cash, cash equivalents and restricted cash:
Beginning of year	114,621	165,269	229,465
End of year	$134,352	$114,621	$165,269
See notes to consolidated financial statements.

The E. W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2013	$560	$509,243	$116,893	$(80,923)	$1,964	$547,737
Net income (loss)	—	—	10,529	—	(307)	10,222
Changes in defined benefit pension plans	—	—	—	(45,500)	—	(45,500)
Change in fair value of derivative	—	—	—	239	—	239
Repurchase 1,181,560 Class A Common Shares	(12)	(12,496)	(8,729)	—	—	(21,237)
Compensation plans: 2,149,581 net shares issued *	22	20,138	—	—	—	20,160
Excess tax expense of compensation plans	—	8,571	—	—	—	8,571
Other	—	—	—	(259)	—	(259)
As of December 31, 2014	570	525,456	118,693	(126,443)	1,657	519,933
Net loss	—	—	(82,477)	—	—	(82,477)
Changes in defined benefit pension plans	—	—	—	33,825	—	33,825
Change in fair value of derivative	—	—	—	237	—	237
Cash dividends: declared and paid - $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993 shares issued	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(143,511)	2,326	(1,657)	(142,842)
Repurchase 839,859 Class A Common Shares	(8)	(8,994)	(7,220)	—	—	(16,222)
Compensation plans: 1,313,313 net shares issued *	13	11,786	—	—	—	11,799
Other	—	—	—	253	—	253
As of December 31, 2015, as originally reported	838	1,163,985	(174,038)	(89,802)	—	900,983
Adoption of new accounting guidance	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	67,235	—	—	67,235
Changes in defined benefit pension plans	—	—	—	(3,936)	—	(3,936)
Change in fair value of derivative	—	—	—	242	—	242
Repurchase 2,711,865 Class A Common Shares	(27)	(42,292)	(2,082)	—	—	(44,401)
Compensation plans: 867,196 net shares issued *	8	10,905	—	—	—	10,913
Other	—	—	—	149	—	149
As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
* Net of tax payments related to shares withheld for vested stock and RSUs of $2,681 in 2016, $5,237 in 2015 and $4,261 in 2014.
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
Nature of Operations — We are a media enterprise with a portfolio of television, radio and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, radio, digital, and syndication and other.
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
We derive nearly 70% of our operating revenues from marketing services, including advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Advertising — Broadcast advertising revenue is recognized, net of agency commissions, when we air the advertisements. Digital advertising includes time-based, impression-based, and click-through campaigns. We recognize digital advertising revenue from fixed duration campaigns over the period in which the advertising appears. We recognize digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs as impressions are delivered or as click-throughs occur. We recognize advertising revenue from our podcast business when the podcast is downloaded for listening.

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
Other Revenues — We derive revenues from sponsorships and community events through our television and radio segments. We also derive revenues from sports affiliation fees we receive in the radio segment. Our digital segment offers digital marketing to our advertising customers and subscription services for access to premium content to our consumers. Our podcast business acts as a sales and marketing representative and earns commissions for its work.
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

A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2014	$1,120
Charged to costs and expenses	1,073
Amounts charged off, net	(803)
Balance as of December 31, 2014	1,390
Charged to costs and expenses	1,412
Amounts charged off, net	(1,192)
Balance as of December 31, 2015	1,610
Charged to costs and expenses	1,851
Amounts charged off, net	(1,829)
Balance as of December 31, 2016	$1,632
Investments — From time to time, we make investments in private companies. Investment securities can be impacted by various market risks, including interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term. Such changes could materially affect the amounts reported in our financial statements.
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

Property and Equipment — Property and equipment is carried at cost less depreciation. We compute depreciation using the straight-line method over estimated useful lives as follows:

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

The costs of programming produced by us or for us by independent production companies are expensed over the course of the television season. Internal costs, including employee compensation and benefits, to produce daily or live broadcast shows, such as news, sports or daily magazine shows, are expensed as incurred and are not classified in our Consolidated Statements of Operations as program costs, but are classified based on the type of cost incurred.
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
We do not amortize goodwill or our FCC licenses, but we review them for impairment at least annually or any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit is below its carrying value. We perform our annual impairment review during the fourth quarter of each year in conjunction with our annual planning cycle. We also assess, at least annually, whether our FCC licenses, classified as indefinite-lived intangible assets, continue to have indefinite lives.
We review goodwill for impairment based upon reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our television group, radio group, local digital, Midroll, Cracked and Newsy.

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
Impairment of Long-Lived Assets — We review long-lived assets (primarily property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the aggregate forecasted undiscounted cash flows derived from the operation of the assets to the carrying amount of the assets. If the aggregate undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets, to fair value. We determine fair value based on discounted cash flows or appraisals. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.6 million and $10.7 million at December 31, 2016 and 2015, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense. Based on the terms of the Master Transaction Agreement, Scripps remains the primary obligor for newspaper insurance claims incurred prior to April 1, 2015. We recorded the liabilities related to these claims on our balance sheet with an offsetting receivable of $2.4 million, which will be paid by Journal Media Group.
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
Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 18. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
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
Compensation costs are recognized on a straight-line basis over the requisite service period of the award. Upon adoption of new accounting guidance in 2016, the impact of forfeitures are recognized as they occur. Prior to the adoption of the new guidance, an estimate of forfeitures was made as the expense was recognized. The requisite service period is generally the vesting period stated in the award. Grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period because stock compensation grants vest upon the retirement of the employee.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Numerator (for basic and diluted earnings per share)
Net income (loss)	$67,235	$(82,477)	$10,529
Less income allocated to RSUs	(917)	—	(240)
Numerator for basic and diluted earnings per share	$66,318	$(82,477)	$10,289
Denominator
Basic weighted-average shares outstanding	83,339	77,373	56,342
Effect of dilutive securities:
Stock options held by employees and directors	300	—	897
Diluted weighted-average shares outstanding	83,639	77,373	57,239
Anti-dilutive securities(1)	—	1,907	—

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For 2015, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors were anti-dilutive, and accordingly the diluted EPS calculation excludes those common share equivalents.

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

2. Recently Adopted Standards and Issued Accounting Standards

Recently Issued Accounting Standards — In August 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated statements of cash flows.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method. We are progressing in our process of adopting the new guidance and are working to identify all performance obligations and changes, if any, that the new guidance will have on the timing and amounts of revenue recorded. To date we are evaluating the impact, if any, that the new guidance might have on the revenue recognition for our retransmission consent agreements as well as our broadcast advertising arrangements. We are also evaluating the impact the new guidance has on our programming barter arrangements.

Recently Adopted Accounting Standards — In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents should be included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents should no longer be presented as a financing cash flow activity within the statement of cash flows. We have elected to early adopt this guidance as of December 31, 2016, and have retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $6.6 million and $6.8 million at December 31, 2015 and 2014, respectively, due to the reclassification from restricted cash.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the income tax consequences and classification on the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies are recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. Also, a company's payments for tax withholdings should be classified in the statement of cash flows as a financing activity. It also requires excess tax benefits to be recorded on the exercise or vesting of share-based awards at the time they are deductible for income taxes and not when they reduce cash taxes. In addition, a company can now elect to record forfeitures of share-based awards as they occur or record estimated forfeitures with a true-up at the end of the vesting period. We have elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015. Additionally, we have elected to adopt a policy of recording actual forfeitures, the impact of which is not material to current or prior periods.

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

3. Acquisitions

Stitcher

On June 6, 2016, we completed the acquisition of Stitcher for a cash purchase price of $4.5 million. Stitcher is a popular podcast listening service which facilitates discovery and streaming for more than 65,000 podcasts. Stitcher now operates as part of Midroll Media, which significantly broadens Midroll's consumer base and technological capabilities. Of the $4.5 million purchase price, $2.9 million was allocated to intangible assets, the majority of which was technological software with an estimated amortization period of 3 years. The remainder of the purchase price was allocated to goodwill.

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

From the acquisition date of April 12, 2016 through December 31, 2016, revenues from the acquired Cracked operations were $4.0 million.

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

The following table summarizes the final fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$2,529
Accounts receivable	47,978
Other current assets	2,236
Property and equipment	123,264
Intangible assets	294,800
Goodwill	456,440
Other long-term assets	6,350
Assets held for sale	14,500
Total assets acquired	948,097
Accounts payable and accrued liabilities	38,107
Employee benefit obligations	85,261
Deferred tax liability	57,112
Long-term debt	126,873
Other long-term liabilities	4,744
Net purchase price	$636,000

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

Concurrent with the acquisition of the Journal television stations, due to FCC conflict ownership rules, Journal was required to dispose of KNIN, the Fox affiliate located in Boise, ID. The station was placed in a divestiture trust for our benefit and was sold on October 1, 2015 for $14.5 million. The sale did not result in a gain or loss.

Pro forma results of operations

Pro forma results of operations, assuming the Journal transaction had taken place at the beginning of 2014, are included in the following table. The pro forma results do not include Cracked, Stitcher or Midroll as the impact of these acquisitions, individually or in the aggregate, are not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps Journal and adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and reflecting the transaction costs incurred in 2015 as if they were incurred in 2014. The weighted average shares utilized in calculating the earnings per share assumes that the shares issued to the Journal shareholders were issued on January 1, 2014. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2015	2014

Operating revenues	$778,118	$792,718
(Loss) income from continuing operations	(37,452)	12,079
(Loss) income per share from continuing operations
Basic	$(0.45)	$0.14
Diluted	(0.45)	0.14

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from operations was affected by the following:

2016 — Acquisition and related integration costs of $0.6 million include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired operations.

2015 — Acquisition and related integration costs of $38.0 million are costs incurred for the Journal transactions and other acquisitions, such as investment banking, legal and accounting fees, as well as costs to integrate the acquired operations.

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
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Current:
Federal	$904	$279	$2,358
State and local	(1,441)	(3,072)	(8,769)
Total current income tax provision	(537)	(2,793)	(6,411)
Deferred:
Federal	35,573	(26,005)	6,402
State and local	3,694	(3,957)	(102)
Total deferred income tax provision	39,267	(29,962)	6,300
Provision (benefit) for income taxes	$38,730	$(32,755)	$(111)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2016	2015	2014

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.5	3.5	3.4
Equity compensation tax windfall deduction	(1.6)	—	—
Nondeductible expenses	1.3	(2.0)	15.7
Reserve for uncertain tax positions	(0.7)	2.5	(63.8)
Goodwill impairment	—	(7.6)	—
Other	(1.0)	1.6	8.5
Effective income tax rate	36.5%	33.0%	(1.2)%

Nondeductible expenses in 2015 and 2014 include amounts for transaction costs related to the Journal transactions.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2016	2015

Temporary differences:
Property and equipment	$(35,904)	$(36,926)
Goodwill and other intangible assets	(96,773)	(82,607)
Investments, primarily gains and losses not yet recognized for tax purposes	5,218	5,997
Accrued expenses not deductible until paid	8,883	11,329
Deferred compensation and retiree benefits not deductible until paid	97,470	96,463
Other temporary differences, net	3,799	3,410
Total temporary differences	(17,307)	(2,334)
Federal and state net operating loss carryforwards	9,597	17,005
Valuation allowance for state deferred tax assets	(955)	(1,031)
Net deferred tax (liability)/asset	$(8,665)	$13,640
Total federal operating loss carryforwards were $7 million and state operating loss carryforwards were $205 million at December 31, 2016. Our federal tax loss carryforwards and our state tax loss carryforwards expire through 2036. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
Deferred tax assets relating to our state jurisdictions totaled $9 million at December 31, 2016, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

During 2015, deferred tax assets relating to employee share-based compensation from the vesting of RSUs and the exercise of stock options had not been recognized since we were in a net tax loss position in that year. The additional tax benefits were reflected as net operating loss carryforwards when we filed our tax returns, but the additional tax benefits were not recorded under GAAP until the tax deduction reduced taxes payable. The amount of unrecognized tax deductions for the years ended December 31, 2015 and 2014 were approximately $16 million and $23 million, respectively. Effective January 1, 2016, we adopted new accounting guidance that allows us to recognize the benefits when deductible for tax purposes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Gross unrecognized tax benefits at beginning of year	$5,011	$7,024	$14,824
Increases in tax positions for prior years	22	859	—
Decreases in tax positions for prior years	(1,684)	(96)	(525)
Increases in tax positions for current years	336	—	—
Decreases from lapse in statute of limitations	(1,020)	(2,776)	(7,275)
Gross unrecognized tax benefits at end of year	$2,665	$5,011	$7,024
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million at December 31, 2016. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2016 and 2015, we had accrued interest related to unrecognized tax benefits of $0.4 million and $0.6 million, respectively.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2016, we are no longer subject to federal income tax examinations for years prior to 2013. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2012.
In 2016 and 2015, we recognized $0.9 million and $2.5 million, respectively, of previously unrecognized net tax benefits primarily due to the lapse of the statute of limitations in certain tax jurisdictions.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $1.2 million.

On July 1, 2008, we distributed all of the shares of Scripps Networks Interactive, Inc. (“SNI”) to the shareholders. Under the terms of the Tax Allocation Agreement with SNI, we receive any tax deductions for share-based compensation awards held by our employees in SNI. In 2015 and 2014, we took deductions upon the exercise of those awards that totaled approximately $2.2 million and $8.1 million, respectively. With the adoption of new accounting guidance on January 1, 2016, any tax benefits received are recorded as a component of the current tax provision.

6. Restricted Cash

At December 31, 2016 and 2015, our cash and cash equivalents included $5.5 million and $6.6 million, respectively, held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2016	2015

Investments held at cost	$10,774	$10,652
Equity method investments	3,447	3,204
Total investments	$14,221	$13,856
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2016 and 2015. There can be no assurance we would realize the carrying values of these securities upon their sale.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2016	2015

Land and improvements	$59,176	$59,176
Buildings and improvements	148,392	141,510
Equipment	315,352	303,867
Computer software	14,581	17,664
Total	537,501	522,217
Accumulated depreciation	276,770	251,170
Net property and equipment	$260,731	$271,047

9. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2013	$243,380	$—	$—	$243,380
Accumulated impairment losses	(215,414)	—	—	(215,414)
Net balance as of December 31, 2013	27,966	—	—	27,966
Newsy acquisition	—	—	28,983	28,983
Granite stations acquisition	44,715	—	—	44,715
WeatherSphere acquisition	—	—	4,597	4,597
Balance as of December 31, 2014	$72,681	$—	$33,580	$106,261

Gross balance as of December 31, 2014	$288,095	$—	$33,580	$321,675
Accumulated impairment losses	(215,414)	—	—	(215,414)
Net balance as of December 31, 2014	72,681	—	33,580	106,261
Journal acquisition	395,440	41,000	20,000	456,440
Reassignment of goodwill for change in segments	(2,000)	—	2,000	—
Midroll acquisition	—	—	45,586	45,586
Impairment charge	—	—	(22,500)	(22,500)
Balance as of December 31, 2015	$466,121	$41,000	$78,666	$585,787

Gross balance as of December 31, 2015	$681,535	$41,000	$101,166	$823,701
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2015	466,121	41,000	78,666	585,787
Cracked acquisition	—	—	29,403	29,403
Stitcher acquisition	—	—	1,590	1,590
Balance as of December 31, 2016	$466,121	$41,000	$109,659	$616,780

Gross balance as of December 31, 2016	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2016	$466,121	$41,000	$109,659	$616,780

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2016	2015

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	26,923	14,423
Total carrying amount	331,467	318,967
Accumulated amortization:
Television network affiliation relationships	(37,019)	(24,590)
Customer lists and advertiser relationships	(24,380)	(17,092)
Other	(5,987)	(1,913)
Total accumulated amortization	(67,386)	(43,595)
Net amortizable intangible assets	264,081	275,372
Indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$467,896	$479,187
Estimated amortization expense of intangible assets for each of the next five years is $22.0 million in 2017, $21.5 million in 2018, $20.0 million in 2019, $18.5 million in 2020, $16.2 million in 2021 and $165.9 million in later years.
Goodwill and indefinite-lived intangible assets are tested for impairment annually and any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit is below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate or other factors resulting in low cash flow related to such assets. The testing for impairment is a two-step process. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying values. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill may exist. Step two is then performed to determine the amount of impairment.

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

Under the two-step process required by GAAP, we estimated the fair value of Newsy. Fair values were determined using a combination of an income approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies. The discounted cash flow approach utilized unobservable factors, such as forecasted revenues and expenses and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. The inputs to the nonrecurring fair value determination of our reporting units are classified as Level 3 fair value measurements under GAAP.

The valuation methodology and underlying financial information used to determine fair value required significant judgments to be made by management. These judgments included, but were not limited to, long-term forecasts of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could have produced significantly different results.

We concluded that the fair value of Newsy did not exceed its carrying value as of September 30, 2015. As a result, we recorded a $21 million non-cash charge in the three months ended September 30, 2015 to reduce the carrying value of goodwill and $2.9 million to reduce the value of intangible assets.

We also recorded a $1.5 million goodwill impairment charge on a second small business in 2015.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2016	2015

Variable rate credit facility	$—	$—
Term loan B	390,521	394,500
Debt issuance costs on term loan B	(2,648)	(3,325)
Net term loan B	387,873	391,175
Unsecured subordinated notes payable	5,312	7,968
Long-term debt	393,185	399,143
Current portion of long-term debt	6,571	6,656
Long-term debt, less current portion	$386,614	$392,487
Fair value of long-term debt *	$395,514	$396,576
* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured promissory notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

Financing Agreement
On April 1, 2015, we entered into a $500 million second amended revolving credit and term loan agreement ("Financing Agreement"). The Financing Agreement includes a $400 million term loan B which matures in November 2020 and a $100 million revolving credit facility which matures in November 2018.
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

In certain circumstances, the Financing Agreement requires that we must use a portion of excess cash flow, as defined, as well as the proceeds from a sale, to repay debt. As of December 31, 2016, we were not required to make additional principal payments for excess cash flow.
Under the terms of the Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash, accounts receivables, and equipment.
Interest is currently payable on the term loan B at rates based on LIBOR plus a fixed margin of 2.5%. Prior to December 2016, interest was payable at rates based on LIBOR, with a 0.75% LIBOR floor, plus a fixed margin of 2.75%. Interest is payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of December 31, 2016, the interest rate was 3.27% on the term loan B. The weighted-average interest rate on borrowings was 3.48% and 3.44% during 2016 and 2015, respectively.
Scheduled principal payments on our term loan B at December 31, 2016 are: $3.9 million in 2017, $3.9 million in 2018 $3.9 million in 2019, and $378.8 million in 2020.
Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.
As of December 31, 2016 and 2015, we had outstanding letters of credit totaling $0.8 million.
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

We may utilize interest rate swaps to manage our interest expense exposure by fixing our interest rate on portions of our floating rate term loan. We entered into a $75 million notional value interest rate swap which expired in December 2016. Under the terms of the swap, we paid a fixed interest rate of 1.08% and received interest at a variable rate equal to 30 day LIBOR. We did not provide or receive any collateral for this contract.

Fair Value of Derivative Instruments

The notional amounts and fair values of derivative instruments are shown in the table below:

	December 31, 2016			December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(in thousands)		Asset	Liability (1)		Asset	Liability (1)

Undesignated derivatives:
Interest rate swap	$—	$—	$—	$75,000	$—	$299

(1) Balance recorded as other liabilities in Consolidated Balance Sheets

Through November 2013, the above derivative instrument was designated as and qualified as a cash flow hedge. Upon refinancing our term loan B in November 2013, this hedge no longer qualified as a cash flow hedge and gains and losses on the derivative were recognized in current period earnings. The balance in accumulated other comprehensive loss at the date of discontinuance of hedge accounting was being amortized into earnings on a straight-line basis through December 2016. For the years ended December 31, 2016 and 2015, approximately $0.4 million was amortized into earnings from accumulated other comprehensive loss and is included in the reclassified from accumulated OCL, gain/(loss) line in the table below.

	For the years ended December 31,
(in thousands)	2016	2015

Gain reclassified from accumulated OCL	$384	$384
Gain on derivative	299	172

12. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents and derivatives. The fair values of these financial assets and liabilities were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$—	$—	$—	$—
Interest rate swap	—	—	—	—

	December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets/(liabilities):
Cash equivalents	$5,000	$5,000	$—	$—
Interest rate swap	(299)	—	(299)	—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2016	2015

Employee compensation and benefits	$18,356	$16,808
Liability for pension benefits	232,788	221,965
Liabilities for uncertain tax positions	2,416	3,492
Other	20,393	25,302
Other liabilities (less current portion)	$273,953	$267,567

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(20,630)	$(21,389)	$(1,765)
Income taxes receivable/payable, net	4,122	(13,700)	9,007
Accounts payable	(1,550)	(2,586)	5,509
Accrued employee compensation and benefits	(1,033)	5,979	5,950
Other accrued liabilities	(6,406)	(8,161)	9,834
Other, net	(10,368)	(3,933)	708
Total	$(35,865)	$(43,790)	$29,243

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Interest paid	$15,620	$13,436	$7,244
Income taxes paid	1,100	14,984	455

In 2015, we acquired capitalized software for $7.1 million through a long-term financing arrangement.

15. Employee Benefit Plans
We sponsor two noncontributory defined benefit pension plans as well as two non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both of the defined benefit plans and the SERPs have frozen the accrual of future benefits.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we began contributing additional amounts (referred to as transition credits) to certain employees' defined contribution retirement accounts which ended in 2015.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Service cost	$—	$—	$85
Interest cost	27,359	30,477	25,539
Expected return on plan assets, net of expenses	(18,466)	(24,320)	(23,481)
Amortization of actuarial loss	4,406	4,617	2,861
Curtailment/Settlement losses	—	46,793	—
Total for defined benefit plans	13,299	57,567	5,004
Multi-employer plans	168	180	393
Withdrawal from GCIU multi-employer plan	—	351	4,100
SERPs	1,033	1,107	896
Defined contribution plans	8,265	9,858	11,739
Net periodic benefit cost	22,765	69,063	22,132
Allocated to discontinued operations	—	(482)	(8,985)
Net periodic benefit cost - continuing operations	$22,765	$68,581	$13,147

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Current year actuarial gain/(loss)	$(9,379)	$1,026	$(75,527)
Amortization of actuarial loss	4,406	4,617	2,861
Curtailment/Settlement losses	—	46,793	—
Total	$(4,973)	$52,436	$(72,666)
In addition to the amounts summarized above, amortization of actuarial losses of $0.2 million, $0.2 million and $0.3 million were recorded through other comprehensive income in 2016, 2015 and 2014, respectively, related to our SERPs. We recognized actuarial losses of $1.6 million and $0.6 million in 2016 and 2014, respectively, and an actuarial gain of $2.3 million in 2015, related to our SERPs. A one-time curtailment charge of $1.1 million was recorded in the second quarter of 2015 related to our defined benefit pension plan as a result of the spin-off of our newspaper business.
On August 24, 2015, we offered eligible former employees with vested, deferred pension plan benefits the option to receive their benefits either as a lump-sum distribution or an immediate annuity payment. Approximately 4,300 former Scripps employees were eligible for this offer; former Journal Communications employees were not affected. All distributions were made from existing pension plan assets; company funds were not used to make the lump-sum distributions. The funded status of the plan remained materially unchanged as a result of this offer. The lump-sum payments were made in November 2015, at which time we recorded a non-cash settlement charge of $45.7 million.
Assumptions used in determining the annual retirement plans expense were as follows:

	2016 (1)	2015 (2)	2014

Discount rate	4.55%	4.01%-4.53%	5.08%
Long-term rate of return on plan assets	4.50%-4.65%	4.10%-6.10%	5.25%
Increase in compensation levels	N/A	N/A	2.0%
(1) Ranges presented for long-term rate of return on plan assets for 2016 represent the rates used for Scripps Pension Plan and Journal Communications, Inc. Employees' Pension Plan.
(2) Ranges presented for discount rate and long-term rate of return on plan assets for 2015 represent the rates used for various remeasurement periods during the year as well as differing rates used for Scripps Pension Plan and Journal Communications, Inc. Employees' Pension Plan.
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plans		SERPs
	For the years ended December 31,
(in thousands)	2016	2015	2016	2015

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$611,257	$620,623	$19,800	$15,261
Service cost	—	—	—	—
Interest cost	27,359	30,477	910	747
Benefits paid	(33,571)	(28,670)	(1,030)	(1,105)
Actuarial (gains)/losses	20,490	(46,479)	1,580	(2,299)
Curtailments/Settlements	—	(148,006)	—	—
Journal acquisition	—	183,312	—	10,778
Newspaper divestiture	—	—	—	(3,582)
Projected benefit obligation at end of year	625,535	611,257	21,260	19,800
Plan assets:
Fair value at beginning of year	407,797	495,047	—	—
Actual return on plan assets	29,577	(21,132)	—	—
Company contributions	8,656	—	1,030	1,105
Benefits paid	(33,571)	(28,670)	(1,030)	(1,105)
Curtailments/Settlements	—	(148,006)	—	—
Journal acquisition	—	110,558	—	—
Fair value at end of year	412,459	407,797	—	—
Funded status	$(213,076)	$(203,460)	$(21,260)	$(19,800)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,548)	$(1,295)
Noncurrent liabilities	(213,076)	(203,460)	(19,712)	(18,505)
Total	$(213,076)	$(203,460)	$(21,260)	$(19,800)

Unrecognized net actuarial loss recognized in accumulated other comprehensive loss	$144,294	$139,321	$6,342	$4,924
In 2017, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $4.5 million (including $0.2 million for our SERPs).

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plans		SERPs
	As of December 31,
(in thousands)	2016	2015	2016	2015

Accumulated benefit obligation	$625,535	$611,257	$21,260	$19,800
Projected benefit obligation	625,535	611,257	21,260	19,800
Fair value of plan assets	412,459	407,797	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2016	2015	2014

Weighted average discount rate	4.26%	4.55%	4.23%
Increase in compensation levels	N/A	N/A	N/A
In 2017, we expect to contribute $1.6 million to fund SERP benefits and $17.5 million to fund our qualified defined benefit pension plans.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $34.7 million in 2017, $35.4 million in 2018, $35.7 million in 2019, $36.6 million in 2020, $37.5 million in 2021 and a total of $194 million for the five years ending 2026.
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits under our plans covering the majority of employees. We evaluate our asset allocation target ranges for equity, fixed income and other investments annually. We monitor actual asset allocations monthly and adjust as necessary. We control risk through diversification among multiple asset classes, managers and styles. Risk is further monitored at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2017	2016	2015

US equity securities	20%	20%	14%
Non-US equity securities	30%	30%	21%
Fixed-income securities	45%	44%	58%
Other	5%	6%	7%
Total	100%	100%	100%
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
By the end of 2016, we had fully transitioned to a new asset allocation strategy in which approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2016 and 2015:

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$204,084	$—	$204,084	$—
Fixed income
Common/collective trust funds	184,000	—	184,000	—
Real estate fund	21,646	—	—	21,646
Cash equivalents	2,729	2,729	—	—
Fair value of plan assets	$412,459	$2,729	$388,084	$21,646

	December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Equity securities
Common/collective trust funds	$146,314	$—	$146,314	$—
Fixed income
Common/collective trust funds	234,923	—	234,923	—
Real estate fund	14,670	—	—	14,670
Cash equivalents	11,890	11,890	—	—
Fair value of plan assets	$407,797	$11,890	$381,237	$14,670

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

The following table presents a reconciliation of Level 3 assets held during 2016 and 2015:

(in thousands)	Real Estate Fund

As of December 31, 2014	$21,661
Journal acquisition	4,802
Unrealized gains/(losses)	2,761
Sales	(14,554)
As of December 31, 2015	14,670
Purchases	5,400
Unrealized gains/(losses)	1,576
As of December 31, 2016	$21,646

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Segment operating revenues:
Television	$802,134	$609,551	$466,965
Radio	70,860	58,881	—
Digital	62,076	38,928	22,881
Syndication and other	7,977	8,296	8,906
Total operating revenues	$943,047	$715,656	$498,752
Segment profit (loss):
Television	$249,268	$139,797	$136,319
Radio	12,797	12,837	—
Digital	(16,358)	(17,103)	(22,828)
Syndication and other	(801)	(1,074)	(1,499)
Shared services and corporate	(44,222)	(43,619)	(41,772)
Defined benefit pension plan expense	(14,332)	(58,674)	(5,671)
Acquisition and related integration costs	(578)	(37,988)	(9,708)
Depreciation and amortization of intangibles	(58,581)	(51,952)	(32,180)
Impairment of goodwill and intangibles	—	(24,613)	—
(Losses) gains, net on disposal of property and equipment	(543)	(483)	2,872
Interest expense	(18,039)	(15,099)	(8,494)
Miscellaneous, net	(2,646)	(1,421)	(7,693)
Income (loss) from continuing operations before income taxes	$105,965	$(99,392)	$9,346
Depreciation:
Television	$30,184	$29,685	$21,676
Radio	2,317	1,366	—
Digital	164	525	413
Syndication and other	263	258	119
Shared services and corporate	1,863	2,344	1,960
Total depreciation	$34,791	$34,178	$24,168
Amortization of intangibles:
Television	$16,958	$14,607	$7,092
Radio	1,060	795	—
Digital	4,419	2,034	920
Shared services and corporate	1,353	338	—
Total amortization of intangibles	$23,790	$17,774	$8,012

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Additions to property and equipment:
Television	$21,064	$20,988	$13,039
Radio	2,037	2,317	—
Digital	54	66	208
Syndication and other	124	83	1,127
Shared services and corporate	1,283	1,851	1,926
Total additions to property and equipment	$24,562	$25,305	$16,300

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2016	2015	2014

Assets:
Television	$1,248,808	$1,251,733	$509,652
Radio	146,175	147,579	—
Digital	148,994	103,432	41,034
Syndication and other	7,954	7,794	3,101
Shared services and corporate	176,442	170,322	257,909
Total assets of continuing operations	1,728,373	1,680,860	811,696
Discontinued operations	—	—	219,408
Total assets	$1,728,373	$1,680,860	$1,031,104

No single customer provides more than 10% of our revenue.

17. Commitments and Contingencies

Minimum payments on noncancelable leases at December 31, 2016 were: $5.1 million in 2017, $5.4 million in 2018, $4.6 million in 2019, $3.6 million in 2020, $2.5 million in 2021 and $6.6 million in later years. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $12.2 million in 2016, $9.7 million in 2015 and $8.2 million in 2014.

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
Share Repurchase Plan — In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under this authorization, we repurchased a total of $44.4 million of shares at prices ranging from $12.84 to $19.51 per share and $16.2 million of shares at prices ranging from $15.92 to $24.96 per share in 2016 and 2015, respectively. Before this authorization expired at the end of December 2016, an additional $0.5 million of shares were repurchased but not settled until 2017.
In November 2016, our Board of Directors authorized a new repurchase program of up to $100 million of our Class A Common shares through December 31, 2018. No shares had been repurchased under this program as of December 31, 2016.

Incentive Plans — We have adopted The E. W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2016, 4.5 million shares were available for future stock compensation awards.

On the closing of the Journal transactions, the number and exercise price of all outstanding share awards retained by Scripps employees and directors were adjusted to maintain the awards' economic value. All other terms of the awards, including the terms and conditions relating to vesting, remained the same. Restricted share units outstanding immediately prior to the closing held by newspaper employees became fully vested and were treated in the same manner as outstanding shares of Class A Common shares (i.e. the holders received a combination of Scripps Class A Common shares, shares of Journal Media Group common stock and a cash dividend-equivalent payment in connection with the Scripps special dividend).
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes information about stock option transactions:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2013	3,370,048	$9.46	$7-11
Exercised	(1,662,055)	10.01	9-11
Forfeited	(4,117)	10.45	10-11
Outstanding at December 31, 2014	1,703,876	8.92	7-11
Exercised	(877,966)	8.85	8-11
Impact of Journal transactions	170,969	7.62	6-9
Outstanding at December 31, 2015	996,879	7.45	6-9
Exercised	(509,965)	8.07	8-9
Outstanding at December 31, 2016	486,914	6.81	6-9

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Cash received upon exercise	$4,641	$7,249	$16,579
Intrinsic value (market value on date of exercise less exercise price)	4,888	10,801	16,036
Tax benefits realized (1)	1,877	4,101	6,013
(1) Benefits for 2015 were not recognized under prior accounting guidance until realized. In 2016, upon adoption of new accounting guidance, they are realized when generated.

Information about options outstanding and options exercisable by year of grant is as follows:

			Options Outstanding and Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

2007 – expire in 2017	$8	0.32	37,313	$8.14	$0.4
2008 – expire in 2018	6-9	1.56	449,601	6.70	5.7
Total	6-9	1.46	486,914	6.81	$6.1

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

Information and activity for our RSUs is presented below:

		Grant Date Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2013	1,586,841	$10.59	7-20
Awarded	567,695	16.52	16-22
Vested	(704,528)	10.40	7-20
Forfeited	(225,487)	11.75	9-18
Unvested at December 31, 2014	1,224,521	13.24	7-22
Awarded	495,396	22.36	20-24
Vested	(650,490)	12.17	7-22
Forfeited	(220,770)	16.39	9-22
Impact of Journal transactions	61,384	13.73	7-22
Unvested at December 31, 2015	910,041	18.22	10-24
Awarded	996,839	15.76	13-18
Vested	(444,267)	17.78	13-19
Forfeited	(37,436)	16.82	12-24
Unvested at December 31, 2016	1,425,177	17.05	12-24
The following table presents additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Fair value of RSUs vested	$7,898	$15,697	$12,906
Tax benefits realized on vesting (1)	3,033	5,965	4,840
(1) Benefits for 2015 were not recognized under prior accounting guidance until realized. In 2016, upon adoption of new accounting guidance, they are realized when generated.

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014

Total share-based compensation	$8,093	$9,545	$7,631
Included in discontinued operations	—	(1,126)	(1,426)
Included in continuing operations	$8,093	$8,419	$6,205
Share-based compensation, net of tax	$4,985	$5,220	$3,878
As of December 31, 2016, $7.5 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 2.3 years.

19. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

As of December 31, 2014	$(479)	$(125,877)	$(87)	$(126,443)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $148	237	—	—	237
Actuarial gain (b), net of tax of $21,298	—	33,825	253	34,078
Net current-period other comprehensive income (loss)	237	33,825	253	34,315
Spin-off of Newspapers, net of tax of $1,517	—	2,312	14	2,326
As of December 31, 2015	(242)	(89,740)	180	(89,802)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $142	242	—	—	242
Actuarial (loss) gain (b), net of tax of $(2,353)	—	(3,936)	149	(3,787)
Net current-period other comprehensive income (loss)	242	(3,936)	149	(3,545)
As of December 31, 2016	$—	$(93,676)	$329	$(93,347)

(a) Included in interest expense in the Consolidated Statements of Operations
(b) Included in defined benefit pension plan expense in the Consolidated Statements of Operations

20. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2016	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$209,498	$227,817	$233,040	$272,692	$943,047
Costs and expenses	(186,228)	(189,699)	(190,797)	(190,549)	(757,273)
Depreciation and amortization of intangibles	(14,411)	(14,786)	(14,892)	(14,492)	(58,581)
Impairment of goodwill and intangibles	—	—	—	—	—
Gains (losses), net on disposal of property and equipment	4	(22)	(26)	(499)	(543)
Interest expense	(4,579)	(4,432)	(4,592)	(4,436)	(18,039)
Miscellaneous, net	(191)	(458)	(596)	(1,401)	(2,646)
Income from continuing operations before income taxes	4,093	18,420	22,137	61,315	105,965
Provision (benefit) for income taxes	(795)	6,932	9,615	22,978	38,730
Income from continuing operations, net of tax	4,888	11,488	12,522	38,337	67,235
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income	$4,888	$11,488	$12,522	$38,337	$67,235
Net income from continuing operations per basic share of common stock	$0.06	$0.14	$0.15	$0.46	$0.80
Net income (loss) from discontinued operations per basic share of common stock	$—	$—	$—	$—	$—
Net income from continuing operations per diluted share of common stock	$0.06	$0.13	$0.15	$0.46	$0.79
Net income (loss) from discontinued operations per diluted share of common stock	$—	$—	$—	$—	$—
Weighted average shares outstanding:
Basic	83,965	83,773	83,230	82,401	83,339
Diluted	84,225	84,051	83,518	82,684	83,639
Cash dividends per share of common stock	$—	$—	$—	$—	$—

2015	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$123,023	$198,134	$189,691	$204,808	$715,656
Costs and expenses	(124,214)	(200,209)	(173,962)	(223,095)	(721,480)
Depreciation and amortization of intangibles	(8,295)	(13,366)	(16,273)	(14,018)	(51,952)
Impairment of goodwill and intangibles	—	—	(24,613)	—	(24,613)
(Losses) gains, net on disposal of property and equipment	(164)	(215)	(200)	96	(483)
Interest expense	(2,052)	(4,225)	(4,246)	(4,576)	(15,099)
Miscellaneous, net	(1,436)	387	1,061	(1,433)	(1,421)
Loss from continuing operations before income taxes	(13,138)	(19,494)	(28,542)	(38,218)	(99,392)
Benefit for income taxes	(5,023)	(6,539)	(4,099)	(17,094)	(32,755)
Loss from continuing operations, net of tax	(8,115)	(12,955)	(24,443)	(21,124)	(66,637)
Income (loss) from discontinued operations, net of tax	3,015	(18,448)	—	(407)	(15,840)
Net loss	$(5,100)	$(31,403)	$(24,443)	$(21,531)	$(82,477)
Net loss from continuing operations per basic share of common stock	$(0.14)	$(0.15)	$(0.29)	$(0.25)	$(0.86)
Net income (loss) from discontinued operations per basic share of common stock	$0.05	$(0.22)	$—	$—	$(0.20)
Net loss from continuing operations per diluted share of common stock	$(0.14)	$(0.15)	$(0.29)	$(0.25)	$(0.86)
Net income (loss) from discontinued operations per diluted share of common stock	$0.05	$(0.22)	$—	$—	$(0.20)
Weighted average shares outstanding:
Basic	57,335	83,903	84,107	83,775	77,373
Diluted	57,335	83,903	84,107	83,775	77,373
Cash dividends per share of common stock	$—	$1.03	$—	$—	$1.03
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

Under the Transition Services Agreement, Scripps and Journal Media Group provided certain services to each other through March 31, 2016. The fees for the services were at arms-length amounts. The outstanding balance was settled as of June

30, 2016. For the year ended December 31, 2016, the amounts we received from Journal Media Group and the amounts we paid to Journal Media Group were immaterial. For the year ended December 31, 2015, we received $3.3 million for services provided to Journal Media Group and we paid Journal Media Group $1.2 million for services provided to us. As of December 31, 2015, Journal Media Group owed Scripps approximately $2.0 million.

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

Until the completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit are in excess of the carrying amount there is no impairment. Under this model no impairment charges were recorded at March 31, 2015. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, an impairment loss is recorded. Our analysis determined that there was a non-cash impairment loss on disposal of the newspaper business of $30 million, which was recorded on the date of the spin-off, April 1, 2015, and was included in discontinued operations for the year ended December 31, 2015. The inputs to the nonrecurring fair value determination of the disposal unit are classified as Level 2 fair value measurements under GAAP.

As a result of the spin-off, Scripps newspapers has been presented as discontinued operations in the financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2015	2014

Operating revenues	$91,478	$370,316
Total costs and expenses	(79,869)	(349,210)
Depreciation and amortization of intangibles	(3,608)	(16,890)
Other, net	(3,298)	(1,308)
Loss on disposal of Scripps Newspapers	(30,000)	—
(Loss) income on discontinued operations before income taxes	(25,297)	2,908
Benefit (provision) for income taxes	9,457	(2,143)
Net (loss) income from discontinued operations	(15,840)	765
Noncontrolling interest	—	(307)
(Loss) income from discontinued operations, net of tax	$(15,840)	$1,072

The Company incurred certain non-recurring costs directly related to the spin-off of our newspapers and acquisition of the Journal broadcast stations of $41 million for the year ended December 31, 2015. Accounting and other professional and consulting fees directly related to the newspaper spin-off of $3 million were allocated to discontinued operations in the Consolidated Statements of Operations. The remaining $38 million was included in earnings from continuing operations for the year ended December 31, 2015.

The following table presents a summary of the net assets distributed on April 1, 2015.

(in thousands)

Assets:
Total current assets	$43,322
Property, plant and equipment	155,047
Other assets	3,829
Total assets included in the disposal group	202,198
Liabilities:
Total current liabilities	47,664
Deferred income taxes	1,966
Other liabilities	9,057
Total liabilities included in the disposal group	58,687
Net assets included in the disposal group	$143,511

The E. W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibits	S-2

S-1

The E. W. Scripps Company

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	S-4	333-200388	2.1	11/20/2014
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of February 24, 2015)	DEF 14A	000-16914	Appendix	5/4/2015
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	*
10.03	Amended and Restated 1997 Long-Term Incentive Plan	DEF 14A	000-16914	Appendix	6/13/2008
10.04	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.05	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	000-16914	10.07	12/31/2015
10.06	The E.W. Scripps Company Executive Severance Plan Amended and Restated as of February 23, 2015	8-K	000-16914	10.1	2/23/2015
10.07	The E.W. Scripps Company Employee Stock Purchase Plan	S-8	333-151963	99	6/26/2008
10.08	Amended and Restated Scripps Family Agreement dated May 19, 2015	SC 13D	005-43473	2	6/5/2015
10.09	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.10	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	*
10.11	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.12	Amendment to Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.1	11/4/2014
10.13	Scripps Senior Executive Change in Control Plan, Amended and Restated effective February 23, 2015	*
10.14	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	*
10.15	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	*
10.16	Employee Restricted Share Unit Agreement	*
10.17	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 1, 2015	8-K	000-16914	10.1	4/1/2015
10.18	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 11, 2015	10-K	000-16914	10.23	12/31/2015
10.19	Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 13, 2016	*
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
101.INS	XBRL Instance Document (furnished herewith)	*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)	*

* - As filed herewith

S-2