Form 10-Q
period 2017-03-31
E.W. SCRIPPS Co
filed 2017-05-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2017, there were 70,427,683 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2017

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K, except related to the issuance of our Senior Notes and our Amended Revolving Credit Agreement ("Credit Agreement") (see "Condensed Notes to Consolidated Financial Statements—Note 7, Long-Term Debt") :

Risks Related to our Senior Notes

The Senior Notes are effectively subordinated to our and our subsidiary guarantors’ indebtedness under our Credit Agreement and any other secured indebtedness to the extent of the value of the property securing that indebtedness.
The Senior Notes are not secured by any of our or our subsidiary guarantors’ assets. As a result, the Senior Notes are with respect to our Revolving Credit Facility, effectively subordinated to our and the guarantors’ indebtedness under such senior credit facility with respect to the assets that secure such indebtedness. The indenture governing the Senior Notes and our Revolving Credit Facility provide, that we may incur significant additional secured debt in the future. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of the Company or the guarantors, the proceeds from the sale of assets securing our secured indebtedness would be available to pay obligations on the Senior Notes only after all indebtedness under our Credit Agreement and any other secured debt has been paid in full. As a result, the holders of the Senior Notes may receive less, ratably, than the holders of secured debt in the event of our and the guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

A court could avoid the Senior Notes or our subsidiaries’ guarantees of the Senior Notes under fraudulent transfer or fraudulent conveyance laws.

Although the guarantees of the Senior Notes provide holders of the Senior Notes with a direct claim against the assets of the subsidiary guarantors, the guarantees of the Senior Notes are not secured by the collateral owned by the guarantors.  In addition, under the federal bankruptcy laws and comparable provisions of state fraudulent transfer or fraudulent conveyance laws, the Senior Notes or a guarantee could under certain circumstances be avoided, or claims with respect to the Senior Notes or a guarantee could be subordinated to all other debts of ours or that guarantor.  In addition, a bankruptcy court could potentially avoid (i.e., recover) any payments by us or that guarantor pursuant to its guarantee and require those payments to be returned (as applicable) to us or the guarantor or to a fund for our other creditors’ benefit or for the benefit of the other creditors of the guarantor.

Each guarantee of the Senior Notes contains a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer.  This provision may not be effective as a legal matter to protect the guarantees from being avoided under fraudulent transfer or fraudulent conveyance law, or may eliminate a guarantor’s obligations or reduce a guarantor’s obligations to an amount that effectively makes the guarantee worthless.  In a 2009 Florida bankruptcy case (which was subsequently reinstated by the United States Court of Appeals for the Eleventh Circuit on other grounds), this type of provision was found to be ineffective to protect the guarantees.

A bankruptcy court might take these actions if it found, among other things, that when we issued the notes or a subsidiary guarantor executed its guarantee (or, in some jurisdictions, when it became obligated to make payments under its guarantee):

•	we or such subsidiary guarantor received less than reasonably equivalent value or fair consideration for the incurrence of the notes or its guarantee; and

•	we or such subsidiary guarantor:

•	was (or was rendered) insolvent by the incurrence of the Senior Notes or the guarantee;

•	was engaged or about to engage in a business or transaction for which our or its assets constituted unreasonably small capital to carry on our or its business;

•	intended to incur, or believed that it would incur, obligations beyond our or its ability to pay as those obligations matured; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it and, in either case, after final judgment, the judgment was unsatisfied.
A bankruptcy court could also avoid the Senior Notes or a guarantee of the Senior Notes if it found that we or the subsidiary guarantor issued its guarantee with actual intent to hinder, delay or defraud creditors.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. Based on financial and other information, we believe that the Senior Notes and the guarantees have been incurred for proper purposes and in good faith and that we and each subsidiary guarantor are solvent and will continue to be solvent, will have sufficient capital for carrying on our or its business and will be able to pay our or its indebtedness as it matures. We cannot assure you, however, that a court reviewing these matters would agree with us. A legal challenge to the notes or a guarantee of the Senior Notes on fraudulent conveyance or fraudulent transfer grounds may focus on the benefits, if any, realized by us or the subsidiary guarantors as a result of the issuance of the guarantees. Specifically, a court would likely find that we or any subsidiary guarantor did not receive reasonably equivalent value or fair consideration for the Senior Notes or any such guarantee if we or such subsidiary guarantor did not substantially benefit directly or indirectly from the issuance of the Senior Notes or the applicable guarantee. Thus, if any such guarantees were legally challenged, it could be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the subsidiary guarantor, the obligations of the applicable subsidiary guarantor were incurred for less than reasonably equivalent value or fair consideration. Therefore, a court could void the obligations under the guarantees, subordinate them to the applicable subsidiary guarantor’s other debt, or take other action detrimental to the holders of the Senior Notes.

The measures of insolvency for purposes of these fraudulent transfer or fraudulent conveyance laws will vary depending on the law applied in any proceeding to determine whether a fraudulent transfer or fraudulent conveyance has occurred, such that we cannot be certain as to: the standards a court would use to determine whether or not we or any subsidiary guarantors were solvent at the relevant time, or, regardless of the standard that a court uses, that it would not determine that we or any subsidiary guarantor was indeed insolvent on that date; that any payments to the holders of the Senior Notes (including under any guarantees) did not constitute preferences, fraudulent transfers or fraudulent conveyances on other grounds; or that the issuance of the Senior Notes and any guarantees would not be avoided or subordinated to our or any subsidiary guarantor’s other debt. Generally, however, we or a subsidiary guarantor would be considered insolvent if:

•	the sum of our or such subsidiary guarantor’s debts, including contingent and unliquidated debts, were greater than the fair value of all of our or such subsidiary guarantor’s assets;

•
the present fair saleable value of our or such subsidiary guarantor’s assets was less than the amount that would be required to pay our or such subsidiary guarantor’s probable liability on existing debts, including contingent and unliquidated debts, as they become absolute and mature; or

•	we or any subsidiary guarantor could not pay debts as they become due.

If a court avoided a guarantee of the Senior Notes, it could enter a judgment against noteholders ordering them to return any amounts previously paid under such guarantee.  If any guarantee of the Senior Notes were avoided, noteholders would cease to have a direct claim against the applicable subsidiary guarantor, but they would retain their rights against us and any other subsidiary guarantors, although there is no assurance that our entities’ respective assets would be sufficient to pay the Senior Notes in full.

Additionally, under federal bankruptcy or applicable state insolvency law, if bankruptcy or insolvency proceedings were initiated by or against us or any subsidiary guarantor within 90 days (or one year before commencement of a bankruptcy proceeding if the creditor that benefited from the payment is an “insider” under the United States Bankruptcy Code) after any payment by us or a subsidiary guarantor with respect to the notes or any guarantee, all or a portion of such payment could be avoided as a preferential transfer, and the recipient of such payment could be required to return it.

Finally, as a court of equity, the bankruptcy court may otherwise subordinate the claims in respect of the notes or any guarantees to other claims against us or any subsidiary guarantors under the principle of equitable subordination, if the court determines that: (i) the holder of the notes engaged in some type of inequitable conduct; (ii) such inequitable conduct resulted in injury to our or such subsidiary guarantor’s other creditors or conferred an unfair advantage upon the holder of the Senior Notes; and (iii) equitable subordination is not inconsistent with the provisions of the United States Bankruptcy Code.

The Senior Notes are effectively subordinated to the claims of the creditors of our non-guarantor subsidiaries.

We conduct substantially all of our business through our subsidiaries, substantially all of which are guarantors of the Senior Notes. The indenture governing the Senior Notes, however, in certain circumstances permits non-guarantor subsidiaries. The indenture governing the Senior Notes also permits the incurrence of certain indebtedness by our non-guarantor subsidiaries. Claims of creditors of any non-guarantor subsidiaries, including trade creditors, will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of the Company, including holders of the notes.

We may be unable to repurchase the Senior Notes upon a change of control.

Upon the occurrence of a change of control, as defined in the indenture governing the notes, we will be required to offer to repurchase such Senior Notes in cash at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any. A change of control will also constitute an event of default under our Credit Agreement that will permit the lenders to accelerate the maturity of the borrowings thereunder and may trigger similar rights under our other indebtedness then outstanding. In the event of a change of control, we may not have sufficient funds to repurchase all of the Senior Notes, and to repay the amounts outstanding under our Credit Agreement or other indebtedness.

We cannot be sure that a market for the Senior Notes will develop or continue.

We cannot assure you as to:

•	the liquidity of any trading market for the Senior Notes;

•	your ability to sell your Senior Notes; or

•	the price at which you may be able to sell your Senior Notes.

The Senior Notes may trade at a discount from their respective initial offering prices, depending upon prevailing interest rates, the market for similar securities and other factors, including general economic conditions, our financial condition, performance and prospects and prospects for companies in our industry generally. In addition, the liquidity of any trading market in the Senior Notes and the market prices quoted for the Senior Notes may be adversely affected by changes in the overall market for high-yield securities.

You cannot be sure that an active trading market will develop or be sustained for any of the Senior Notes. The lack of any such trading market may adversely affect the trading prices of the Senior Notes.

Key covenants of the indenture governing the Senior Notes will be suspended if the Senior Notes achieve investment grade ratings.

Most of the restrictive covenants in the indenture governing the Senior Notes do not apply during any period in which the Senior Notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services. At such time, we may take actions, such as incurring additional debt or making certain dividends or distributions, that would otherwise be prohibited under the indenture. Such prior actions will be permitted even if we later become subject again to the restrictive covenants. Ratings are given by these rating agencies based upon analyses that include many subjective factors. We cannot assure you that any of the Senior Notes will achieve or maintain investment grade ratings, nor can we assure you that investment grade ratings, if granted, will reflect all of the factors that would be important to holders of the Senior Notes.

Holders of the Senior Notes are not entitled to registration rights, and we do not currently intend to register any of the Senior Notes under applicable securities laws.

There will be restrictions on your ability to transfer or resell the Senior Notes without registration under applicable securities laws. The Senior Notes were offered and sold pursuant to an exemption from registration under U.S. and applicable state securities laws, and we do not currently intend to register any of the Senior Notes or the respective guarantees. The holders of the Senior Notes will not be entitled to require us to register any of the notes for resale or otherwise. Because you may transfer or resell the Senior Notes in the United States only in a transaction registered under or exempt from the registration requirements of U.S. and applicable state securities laws, you may be required to bear the risk of your investment for an indefinite period of time.

An adverse rating on the Senior Notes may cause their trading price to fall.

The Senior Notes are rated by securities ratings agencies. Ratings agencies may lower their respective ratings on the notes in the future. If rating agencies reduce, or indicate that they may reduce, their ratings in the future, the trading price of the Senior Notes could decline significantly.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

After giving effect to the issuance of the Senior Notes and the use of proceeds thereof, as of May 1, 2017, we and the guarantors had approximately $411 million in aggregate principal amount of outstanding indebtedness (excluding intercompany debt), approximately $406 million of which constituted senior debt (including the notes), and none of which was secured. We have the ability to incur up to $125 million of indebtedness under our Credit Agreement all of which is secured indebtedness, effectively ranking senior to the Senior Notes to the extent of the value of the assets securing such indebtedness. Our Credit Agreement matures in April 2022. In addition, the terms of the indenture to be entered into in connection with the issuance of the Senior Notes will permit us to incur additional indebtedness, subject to our ability to meet certain conditions.

Our outstanding debt may have important consequences to you. For instance, it could:

•
require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;

•	place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;

•	limit our ability to obtain additional financing required to fund acquisitions, working capital and capital expenditures and for other general corporate purposes; and

•	make it more difficult for us to satisfy our financial obligations, including those relating to the Senior Notes.

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our Credit Agreement or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations under the respective agreements, which would likely have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indenture that governs the Senior Notes and the agreements governing our Credit Agreement, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions, subject to certain limitations, on our ability to, among other things:

•	incur additional debt;

•	declare or pay dividends, redeem stock or make other distributions to stockholders;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	issue guarantees;

•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•	engage in transactions with affiliates; and

•	purchase, sell or transfer certain assets.

Any of these restrictions and limitations could make it more difficult for us to execute our business strategy.

Our Credit Agreement requires us to comply with certain financial ratios and covenants; our failure to do so will result in a default thereunder, which would have a material adverse effect on us.

We are required to comply with certain financial covenants under our Credit Agreement. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the applicable senior credit facility. Upon a default under any of our debt agreements, the lenders or debt holders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under such senior credit facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If the London Interbank Offered Rate were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations, including making payments on the notes, would decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2017.

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2017 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

1/1/17 - 1/31/17(a)	25,500	$19.25	$490,770	$—
2/1/17 - 2/28/17	—	N/A	—	$100,000,000
3/1/17 - 3/31/17	55,591	22.83	1,269,251	$98,730,749
Total	81,091	$21.70	$1,760,021
(a) In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. Before this authorization expired at the end of 2016, $0.5 million of shares were repurchased but not settled until 2017. No additional shares may be repurchased under this program.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. At March 31, 2017, $98.7 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2017.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

The following table presents information on matters submitted to a vote of holders at the May 2, 2017 Annual Meeting of Shareholders:

Description of Matters Submitted	In Favor	Authority Withheld

1. Election of Directors:
Directors elected by holders of Class A Common Shares:
Roger L. Ogden	51,993,950	1,115,321
J. Marvin Quin	50,823,301	2,285,970
Kim Williams	52,011,261	1,098,010
Directors elected by holders of Common Voting Shares:
Charles L. Barmonde	11,660,923	—
Richard A. Boehne	11,660,923	—
Kelly P. Conlin	11,660,923	—
John W. Hayden	11,660,923	—
Anne M. La Dow	11,660,923	—
R. Michael Scagliotti	11,660,923	—
Adam P. Symson	11,660,923	—
Peter B. Thompson	11,660,923	—
2. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	11,660,923	—
3. Advisory (non-binding) vote by holders of Common Voting Shares on the frequency of say-on-pay vote
One Year	11,660,923	—
Two Years	—	—
Three Years	—	—

Item 6. Exhibits
The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 5, 2017	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2017	As of December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$132,268	$134,352
Accounts and notes receivable (less allowances—$1,646 and $1,632)	190,110	192,531
Miscellaneous	19,421	19,012
Total current assets	341,799	345,895
Investments	14,499	14,221
Property and equipment	256,070	260,731
Goodwill	616,780	616,780
Other intangible assets	462,161	467,896
Deferred income taxes	9,575	9,075
Miscellaneous	13,379	13,775
Total Assets	$1,714,263	$1,728,373

Liabilities and Equity
Current liabilities:
Accounts payable	$30,518	$26,670
Customer deposits and unearned revenue	6,292	7,122
Current portion of long-term debt	2,656	6,571
Accrued liabilities:
Employee compensation and benefits	19,346	32,636
Miscellaneous	19,705	18,986
Other current liabilities	12,404	12,146
Total current liabilities	90,921	104,131
Long-term debt (less current portion)	389,719	386,614
Deferred income taxes	13,486	17,740
Other liabilities (less current portion)	272,683	273,953
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,427,683 and 70,042,300 shares	704	700
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	823	819
Additional paid-in capital	1,135,812	1,132,540
Accumulated deficit	(96,513)	(94,077)
Accumulated other comprehensive loss, net of income taxes	(92,668)	(93,347)
Total equity	947,454	945,935
Total Liabilities and Equity	$1,714,263	$1,728,373
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016

Operating Revenues:
Advertising	$134,248	$146,319
Retransmission	66,211	53,614
Other	10,542	9,565
Total operating revenues	211,001	209,498
Costs and Expenses:
Employee compensation and benefits	102,615	95,885
Programs and program licenses	46,371	40,568
Other expenses	45,715	45,747
Acquisition and related integration costs	—	578
Total costs and expenses	194,701	182,778
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,989	8,656
Amortization of intangible assets	5,735	5,755
Losses (gains), net on disposal of property and equipment	87	(4)
Net depreciation, amortization, and (gains) losses	14,811	14,407
Operating income	1,489	12,313
Interest expense	(4,195)	(4,579)
Defined benefit pension plan expense	(3,467)	(3,450)
Miscellaneous, net	(879)	(191)
(Loss) income from operations before income taxes	(7,052)	4,093
Benefit for income taxes	(5,113)	(795)
Net (loss) income	$(1,939)	$4,888

Net (loss) income per basic share of common stock	$(0.02)	$0.06
Net (loss) income per diluted share of common stock	$(0.02)	$0.06
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Net (loss) income	$(1,939)	$4,888
Changes in fair value of derivative, net of tax of $37	—	59
Changes in defined benefit pension plans, net of tax of $433 and $400	695	642
Other	(16)	(7)
Total comprehensive (loss) income	$(1,260)	$5,582
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash Flows from Operating Activities:
Net (loss) income	$(1,939)	$4,888
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	14,724	14,411
Deferred income taxes	(5,177)	(123)
Stock and deferred compensation plans	8,040	5,557
Pension expense, net of contributions	2,096	3,000
Other changes in certain working capital accounts, net	(7,952)	(21,201)
Miscellaneous, net	(315)	(191)
Net cash provided by operating activities	9,477	6,341
Cash Flows from Investing Activities:
Additions to property and equipment	(4,103)	(6,321)
Purchase of investments	(609)	(1,553)
Miscellaneous, net	128	4
Net cash used in investing activities	(4,584)	(7,870)
Cash Flows from Financing Activities:
Payments on long-term debt	(979)	(1,000)
Repurchase of Class A Common shares	(1,760)	(10,131)
Proceeds from exercise of stock options	1,461	4,641
Tax payments related to shares withheld for RSU vesting	(3,287)	(2,579)
Miscellaneous, net	(2,412)	(2,311)
Net cash used in financing activities	(6,977)	(11,380)
Decrease in cash, cash equivalents and restricted cash	(2,084)	(12,909)
Cash, cash equivalents and restricted cash:
Beginning of year	134,352	114,621
End of period	$132,268	$101,712

Supplemental Cash Flow Disclosures
Interest paid	$3,507	$4,153
Income taxes paid	$66	$493
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$900,983
Adoption of new accounting guidance	—	(58)	14,808	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	915,733
Net income	—	—	4,888	—	4,888
Changes in defined benefit pension plans	—	—	—	642	642
Changes in fair value of derivative	—	—	—	59	59
Repurchase of 570,000 Class A Common shares	(6)	(8,889)	(1,236)	—	(10,131)
Compensation plans: 769,547 net shares issued *	8	7,044	—	—	7,052
Other	—	—	—	(7)	(7)
As of March 31, 2016	$840	$1,162,082	$(155,578)	$(89,108)	$918,236

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$945,935
Net loss	—	—	(1,939)	—	(1,939)
Changes in defined benefit pension plans	—	—	—	695	695
Repurchase of 81,091 Class A Common shares	(1)	(1,262)	(497)	—	(1,760)
Compensation plans: 466,474 net shares issued *	5	4,534	—	—	4,539
Other	—	—	—	(16)	(16)
As of March 31, 2017	$823	$1,135,812	$(96,513)	$(92,668)	$947,454
* Net of tax payments related to shares withheld for vested stock and RSUs of $3,287 in 2017 and $2,579 in 2016.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2016 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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
Our primary sources of revenue are from the sale of broadcast and digital advertising, as well as retransmission fees received from cable operators, telecommunications companies and satellite carriers.
The revenue recognition policies for each source of revenue are described in our 2016 Annual Report on Form 10-K.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2016 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $6.1 million and $5.0 million for the first quarter of 2017 and 2016, respectively.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2017	2016

Numerator (for basic and diluted earnings per share)
Net (loss) income	$(1,939)	$4,888
Less income allocated to RSUs	—	(53)
Numerator for basic and diluted earnings per share	$(1,939)	$4,835
Denominator
Basic weighted-average shares outstanding	82,079	83,965
Effect of dilutive securities:
Stock options held by employees and directors	—	260
Diluted weighted-average shares outstanding	82,079	84,225
Anti-dilutive securities (1)	1,397	—
(1) Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.

For the quarter ended March 31, 2017, we incurred a net loss and the inclusion of RSUs and stock options held by employees and directors would have been anti-dilutive, and accordingly, the diluted EPS calculation for the period excludes those common share equivalents.

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

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of net periodic benefit cost in the financial statements. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The total for service cost is to be presented with other current compensation costs in the income statement, while the total of the other components is to be presented outside of income from operations. We elected to early adopt this guidance as of January 1, 2017. We do not have a service cost associated with our net benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this guidance as of the beginning of 2017.

In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents are included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents are no longer presented as a financing cash flow activity within the statement of cash flows. We elected to early adopt this guidance as of December 31, 2016, and retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $5.5 million and $6.6 million at March 31, 2016 and December 31, 2015, respectively, due to the reclassification from restricted cash.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the related income tax consequences and classification on the statement of cash flows. We elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015. Additionally, we elected to adopt a policy of recording actual forfeitures, the impact of which was not material to current or prior periods.

Recently Issued Accounting Standards — In January 2017, the FASB issued new guidance to clarify the definition of a business in ASC 805 with the intent to make application of the guidance more consistent and cost-efficient. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods therein, and must be applied prospectively. We do not expect the adoption of this guidance to affect the treatment of future acquisitions or dispositions.

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

Pro forma results of operations

Individually or in the aggregate, the impact of the Cracked and Stitcher acquisitions is not material to prior year results of operations and therefore no pro forma information has been provided.

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

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 73% and (19)%, respectively. The primary reason for the difference between these rates and the U.S. federal statutory rate of 35% is the impact of state taxes, non-deductible expenses and excess tax benefits on share-based compensation ($2.3 million and $1.9 million in 2017 and 2016, respectively).

Deferred tax assets relating to our state jurisdictions totaled $9.6 million at March 31, 2017, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

5. Restricted Cash

At March 31, 2017 and December 31, 2016, our cash and cash equivalents included $5.1 million and $5.5 million, respectively, held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

6. Goodwill and Other Intangible Assets
Goodwill was as follows:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2016	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2016	$466,121	$41,000	$109,659	$616,780

Gross balance as of March 31, 2017	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of March 31, 2017	$466,121	$41,000	$109,659	$616,780

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2017	As of December 31, 2016

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	26,923	26,923
Total carrying amount	331,467	331,467
Accumulated amortization:
Television network affiliation relationships	(40,354)	(37,019)
Customer lists and advertiser relationships	(25,600)	(24,380)
Other	(7,167)	(5,987)
Total accumulated amortization	(73,121)	(67,386)
Net amortizable intangible assets	258,346	264,081
Indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$462,161	$467,896

Estimated amortization expense of intangible assets for each of the next five years is $16.3 million for the remainder of 2017, $21.6 million in 2018, $19.9 million in 2019, $18.5 million in 2020, $16.2 million in 2021, $16.1 million in 2022, and $149.7 million in later years.

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2017	As of December 31, 2016

Variable rate credit facility	$—	$—
Term loan B	389,542	390,521
Debt issuance costs on term loan B	(2,479)	(2,648)
Net term loan B	387,063	387,873
Unsecured subordinated notes payable	5,312	5,312
Long-term debt	392,375	393,185
Current portion of long-term debt	2,656	6,571
Long-term debt, less current portion	$389,719	$386,614
Fair value of long-term debt *	$398,650	$395,514

* Fair value of the term loan was estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured promissory notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

Financing Agreement

Until April 28, 2017, we had a $500 million revolving credit and term loan agreement ("Financing Agreement"). Under the Financing Agreement, we had a $400 million term loan B that matured in November 2020 and a $100 million revolving credit facility that matured in November 2018. On April 28 2017, we amended our revolving credit facility and we repaid the term loan B with the proceeds of a new financing (See "New Financing" section below). As a result of the repayment of our term loan B with the proceeds of the New Financing, the entire balance of the term loan B has been classified as long-term.

The Financing Agreement included the maintenance of a net leverage ratio if we borrowed more than 20% on the revolving credit facility. The term loan B required that if we borrow additional amounts or made a permitted acquisition that we could not exceed a stated net leverage ratio on a pro forma basis at the date of the transaction.

The Financing Agreement allowed us to make restricted payments (dividends and share repurchases) up to $70 million plus additional amounts based on our financial results and condition. We could also make additional stock repurchases equal to the amount of proceeds that we receive from the exercise of stock options held by our employees. Additionally, we could make acquisitions as long as the pro forma net leverage ratio is less than 4.5 to 1.0 of assets.

Under the terms of the Financing Agreement, we granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Interest was payable on the term loan B at rates based on LIBOR plus a fixed margin of 2.5%. Prior to December 2016, interest was payable at rates based on LIBOR, with a 0.75% floor, plus a fixed margin of 2.75%. Interest was payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 2.25% to 2.75%. As of March 31, 2017 and December 31, 2016, the interest rate was 3.49% and 3.27%, respectively, on the term loan B. The weighted-average interest rate on the term loan B was 3.28% and 3.50% for the three months ended March 31, 2017 and 2016, respectively.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility.

As of March 31, 2017 and December 31, 2016, we had outstanding letters of credit totaling $0.8 million.

Unsecured Subordinated Notes Payable

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly. The notes are payable in annual installments of $2.7 million through 2018, with no prepayment right.

New Financings

On April 28, 2017, we issued $400 million of senior unsecured notes, which bear interest at a rate of 5.125% per annum and mature on May 15, 2025 ("the Senior Notes"). The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes. The Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15, commencing on November 15, 2017. Prior to May 15, 2020, we may redeem the Senior Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of certain equity offerings. If we sell certain of our assets or have a change of control, the holders of the Senior Notes may require us to repurchase some or all of the notes. The Senior Notes are secured by substantially all of our assets and those of substantially all of our subsidiaries. The Senior Notes are also guaranteed by us and substantially all of our subsidiaries. The Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the Senior Notes. We incurred approximately $6.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which will be amortized over the life of the Senior Notes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility") increasing its capacity to $125 million and extending the maturity to April 2022. Interest will be payable on the Revolving Credit Facility at rates based on LIBOR plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%.

In connection with the new financings, in the second quarter of 2017 we expect to write off to interest expense approximately $3.6 million of deferred financing cost associated with the old Financing Agreement.

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2017	As of December 31, 2016

Employee compensation and benefits	$19,524	$18,356
Liability for pension benefits	234,330	232,788
Liabilities for uncertain tax positions	2,479	2,416
Other	16,350	20,393
Other liabilities (less current portion)	$272,683	$273,953

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2017	2016

Accounts and notes receivable	$2,421	$(892)
Accounts payable	3,535	(970)
Accrued employee compensation and benefits	(13,290)	(14,932)
Other accrued liabilities	718	(2,424)
Other, net	(1,336)	(1,983)
Total	$(7,952)	$(21,201)

10. Employee Benefit Plans

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

The components of the expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016

Interest cost	$6,486	$6,770
Expected return on plan assets, net of expenses	(4,360)	(4,597)
Amortization of actuarial loss	1,084	998
Total for defined benefit plans	3,210	3,171
Multi-employer plans	74	43
SERPs	257	279
Defined contribution plan	2,904	2,188
Net periodic benefit cost	$6,445	$5,681

We contributed $0.2 million to fund current benefit payments for our SERPs and $1.1 million for our defined benefit pension plans during the three months ended March 31, 2017. During the remainder of 2017, we anticipate contributing an additional $1.4 million to fund the SERPs' benefit payments and an additional $16.4 million to fund our qualified defined benefit pension plans.

11. Segment Information
We determine our business segments based upon our management and internal reporting structures. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and four Azteca America Spanish-language affiliates. Our television stations reach approximately 18% of the nation’s television households based on audience reach. Television stations earn revenue primarily from the sale of advertising time to local, national and political advertisers and retransmission fees received from cable operators and satellite carriers.
Our radio segment consists of 34 radio stations in eight markets. We operate 28 FM stations and six AM stations. Our radio stations earn revenue primarily from the sale of advertising to local advertisers.

Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of our national digital businesses of Midroll, a podcast industry leader, Newsy, an over-the-top ("OTT") video news service and Cracked, a multi-platform humor and satire brand. Our digital operations earn revenue primarily through the sale of advertising, marketing services and agency commissions.
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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Segment operating revenues:
Television	$179,798	$179,904
Radio	13,996	14,603
Digital	15,357	12,326
Syndication and other	1,850	2,665
Total operating revenues	$211,001	$209,498
Segment profit (loss):
Television	$34,715	$41,687
Radio	1,608	2,143
Digital	(6,177)	(3,133)
Syndication and other	318	893
Shared services and corporate	(14,164)	(14,292)
Acquisition and related integration costs	—	(578)
Depreciation and amortization of intangibles	(14,724)	(14,411)
(Losses) gains, net on disposal of property and equipment	(87)	4
Interest expense	(4,195)	(4,579)
Defined benefit pension plan expense	(3,467)	(3,450)
Miscellaneous, net	(879)	(191)
(Loss) income from operations before income taxes	$(7,052)	$4,093
Depreciation:
Television	$7,826	$7,465
Radio	598	537
Digital	16	54
Syndication and other	67	64
Shared services and corporate	482	536
Total depreciation	$8,989	$8,656
Amortization of intangibles:
Television	$3,873	$4,239
Radio	265	265
Digital	1,259	913
Shared services and corporate	338	338
Total amortization of intangibles	$5,735	$5,755
Additions to property and equipment:
Television	$3,947	$3,111
Radio	187	233
Digital	11	4
Syndication and other	—	15
Shared services and corporate	99	58
Total additions to property and equipment	$4,244	$3,421

No single customer provides more than 10% of our revenue.

12. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. For the three months ended March 31, 2016, we repurchased $10.1 million of shares at prices ranging from $16.01 to $19.51 per share under this authorization. Before this authorization expired at the end of 2016, $0.5 million of shares were repurchased but not settled until 2017. No additional shares may be repurchased under this program.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. For the three months ended March 31, 2017, we repurchased $1.3 million of shares at prices ranging from $22.39 to $23.01 per share under this authorization. At March 31, 2017, $98.7 million remained under this authorization.

13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended March 31, 2017
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2016	$—	$(93,676)	$329	$(93,347)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Actuarial gain (loss), net of tax of $423 (b)	—	695	(16)	679
Net current-period other comprehensive income (loss)	—	695	(16)	679
Ending balance, March 31, 2017	$—	$(92,981)	$313	$(92,668)

	Three Months Ended March 31, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $396 (b)	—	642	(7)	635
Net current-period other comprehensive income (loss)	59	642	(7)	694
Ending balance, March 31, 2016	$(183)	$(89,098)	$173	$(89,108)
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

Forward-Looking Statements
Certain forward-looking statements related to our businesses are included in this discussion. Those forward-looking statements reflect our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" in our 2016 Annual Report on Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions identify forward-looking statements. You should evaluate our forward-looking statements, which are as of the date of this filing, with the understanding of their inherent uncertainty. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date the statement is made.

Executive Overview
The E.W. Scripps Company ("Scripps") is a media enterprise, serving audiences and businesses through a portfolio of television, radio and digital media brands. Scripps is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the "Big Four" television networks. We also own 34 radio stations in eight markets. We operate an expanding collection of local and national digital journalism and information businesses including our podcast business, Midroll, over-the-top ("OTT") video news service, Newsy, and the multi-platform humor and satire brand, Cracked. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.

Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016

Operating revenues	$211,001	0.7%	$209,498
Employee compensation and benefits	(102,615)	7.0%	(95,885)
Programs and program licenses	(46,371)	14.3%	(40,568)
Other expenses	(45,715)	(0.1)%	(45,747)
Acquisition and related integration costs	—		(578)
Depreciation and amortization of intangibles	(14,724)		(14,411)
(Losses) gains, net on disposal of property and equipment	(87)		4
Operating income	1,489		12,313
Interest expense	(4,195)		(4,579)
Defined benefit pension plan expense	(3,467)		(3,450)
Miscellaneous, net	(879)		(191)
(Loss) income from operations before income taxes	(7,052)		4,093
Benefit for income taxes	5,113		795
Net (loss) income	$(1,939)		$4,888

Cracked was acquired on April 12, 2016 and is referred to as the "Cracked acquisition." The inclusion of operating results from this business for the periods subsequent to its acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased 0.7% in the first quarter of 2017 compared to 2016. The first quarter of 2017 included a $12.6 million increase in retransmission revenue and increased revenues from our local digital operations and Midroll. These increases were offset by $8 million of lower political revenues from our television segment in a non-political year and lower local and national television revenues.

Retransmission revenues increased due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering three million subscribers were effective in the fourth quarter of 2016.

Employee compensation and benefits increased 7.0% in the first quarter of 2017, primarily driven by the expansion of our national digital brands and the impact of the Cracked acquisition.

Programs and program licenses expense increased 14% for the three months ended March 31, 2017, primarily due to higher network affiliation fees. Network affiliation fees increased primarily due to contractual rate increases.

Other expenses include the following:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016

Facilities rent and maintenance	$9,578	2.7%	$9,322
Ratings and consumer research services	5,685	2.9%	5,524
Purchased news and content	2,982	34.1%	2,223
Marketing and promotion	3,693	26.3%	2,925
Miscellaneous costs	23,777	(7.7)%	25,753
Total other expenses	$45,715	(0.1)%	$45,747

Other expenses were flat year over year.

Depreciation and amortization increased year-over-year as a result of incremental amortization from the Cracked acquisition.

Interest expense decreased in the three months ended March 31, 2017, due to lower miscellaneous interest.

The effective income tax rate was 73% and (19)% for the three months ended March 31, 2017 and 2016, respectively. State taxes and non-deductible expenses impacted our effective rate. In addition, the provision for the 2017 and 2016 quarters included $2.3 million and $1.9 million, respectively, of excess tax benefits from the exercise and vesting of share-based compensation awards.
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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016

Segment operating revenues:
Television	$179,798	(0.1)%	$179,904
Radio	13,996	(4.2)%	14,603
Digital	15,357	24.6%	12,326
Syndication and other	1,850	(30.6)%	2,665
Total operating revenues	$211,001	0.7%	$209,498
Segment profit (loss):
Television	$34,715	(16.7)%	$41,687
Radio	1,608	(25.0)%	2,143
Digital	(6,177)	97.2%	(3,133)
Syndication and other	318	(64.4)%	893
Shared services and corporate	(14,164)	(0.9)%	(14,292)
Acquisition and related integration costs	—		(578)
Depreciation and amortization of intangibles	(14,724)		(14,411)
(Losses) gains, net on disposal of property and equipment	(87)		4
Interest expense	(4,195)		(4,579)
Defined benefit pension plan expense	(3,467)		(3,450)
Miscellaneous, net	(879)		(191)
(Loss) income from operations before income taxes	$(7,052)		$4,093

Television — Our television segment includes 15 ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and four Azteca America Spanish-language affiliates. Our television stations reach approximately 18% of the nation’s television households based on audience reach.
Our television stations earn revenue primarily from the sale of advertising time to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers.
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
Operating results for our television segment were as follows:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016

Segment operating revenues:
Local	$77,571	(3.3)%	$80,257
National	31,016	(7.3)%	33,445
Political	1,041		9,260
Retransmission	66,211	23.5%	53,614
Other	3,959	19.0%	3,328
Total operating revenues	179,798	(0.1)%	179,904
Segment costs and expenses:
Employee compensation and benefits	66,887	1.7%	65,767
Programs and program licenses	45,148	14.4%	39,479
Other expenses	33,048	0.2%	32,971
Total costs and expenses	145,083	5.0%	138,217
Segment profit	$34,715	(16.7)%	$41,687
Revenues

Total television revenues were flat for the first quarter of 2017 compared to 2016. Retransmission revenues increased by 24%, which was offset by lower political revenues in a non-presidential election year, as well as lower local and national revenues. Retransmission revenues increased due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering three million subscribers were effective in the fourth quarter of 2016. The decline in our local and national revenues was due to weakness in our retail, media, insurance and banking categories.

Costs and expenses

Total costs and expenses increased 5.0% in the first quarter of 2017.

Employee compensation and benefits increased 1.7% for the first quarter of 2017, primarily from merit increases and higher benefit costs.

Programs and program licenses expense increased 14% for the three months ended March 31, 2017, mainly due to higher network affiliation fees, which increased primarily due to contractual rate increases.

Other expenses were flat year-over-year.
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
Operating results for our radio segment were as follows:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016

Segment operating revenues:
Advertising	$13,460	(4.7)%	$14,122
Other	536	11.4%	481
Total operating revenues	13,996	(4.2)%	14,603
Segment costs and expenses:
Employee compensation and benefits	7,378	1.2%	7,291
Programs	1,223	12.3%	1,089
Other expenses	3,787	(7.2)%	4,080
Total costs and expenses	12,388	(0.6)%	12,460
Segment profit	$1,608	(25.0)%	$2,143

Revenues

Total radio revenues decreased 4.2% in the 2017 first quarter due to weakness in two of our markets, as well as the absence of political revenues in a non-political year.

Costs and expenses

Total costs and expenses were flat year-over-year.

Digital — Our digital segment includes the digital operations of our local television and radio businesses, as well as the operations of our national digital businesses of Midroll, Newsy and Cracked.

Our digital operations earn revenue primarily through the sale of advertising, marketing services and agency commissions.
Operating results for our digital segment were as follows:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016

Total operating revenues	$15,357	24.6%	$12,326
Segment costs and expenses:
Employee compensation and benefits	13,312	34.8%	9,877
Other expenses	8,222	47.3%	5,582
Total costs and expenses	21,534	39.3%	15,459
Segment loss	$(6,177)	97.2%	$(3,133)

Our digital business Cracked was acquired on April 12, 2016 and the inclusion of operating results from this business for the period subsequent to the acquisition impacts the comparability of our digital segment operating results.

Revenues

Digital revenues increased 25% or $3.0 million in the first quarter of 2017. Excluding the results of Cracked, revenues increased 16% for the first quarter, primarily driven by increased revenues from Midroll.

Cost and Expenses

Digital costs and expenses increased 39% in the first quarter of 2017. Excluding the results of Cracked, expenses increased 25% for the first quarter, mainly due to promotion and other costs for our national digital brands.

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

Operating activities

Cash flows from operating activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash Flows from Operating Activities:
Net (loss) income	$(1,939)	$4,888
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	14,724	14,411
Deferred income taxes	(5,177)	(123)
Stock and deferred compensation plans	8,040	5,557
Pension expense, net of contributions	2,096	3,000
Other changes in certain working capital accounts, net	(7,952)	(21,201)
Miscellaneous, net	(315)	(191)
Net cash provided by operating activities	$9,477	$6,341

The $3 million increase in cash provided by operating activities was primarily attributable to changes in working capital in 2017 compared to 2016, offset by an $11 million year-over-year decrease in segment profit.

The primary factor affecting changes in working capital was the timing of payments of accounts payable and accrued expenses, which decreased working capital by $9 million in 2017.

Investing activities

Cash flows from investing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash Flows from Investing Activities:
Additions to property and equipment	$(4,103)	$(6,321)
Purchase of investments	(609)	(1,553)
Miscellaneous, net	128	4
Net cash used in investing activities	$(4,584)	$(7,870)

In 2017 and 2016, we used $4.6 million and $7.9 million, respectively, in cash for investing activities. The decrease was due to lower capital expenditures year-over-year.
Financing activities
Cash flows from financing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash Flows from Financing Activities:
Payments on long-term debt	$(979)	$(1,000)
Repurchase of Class A Common shares	(1,760)	(10,131)
Proceeds from exercise of stock options	1,461	4,641
Tax payments related to shares withheld for RSU vesting	(3,287)	(2,579)
Miscellaneous, net	(2,412)	(2,311)
Net cash used in financing activities	$(6,977)	$(11,380)

For financing activities, we used $7 million in cash in 2017 and $11 million in 2016. The primary items included in our financing activities for the periods are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through December 2018. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the current and prior authorizations, we repurchased $1.8 million of shares during the first three months of 2017 and $10.1 million of shares during the first three months of 2016. At March 31, 2017, we had $98.7 million remaining for share repurchases under our current authorization.

In 2017, we received $1.5 million of proceeds from the exercise of employee stock options compared to $4.6 million in 2016. We have not issued any stock options since 2008.

Until April 28, 2017, we had a $500 million revolving credit and term loan agreement ("Financing Agreement"), which included a $400 million term loan B and a $100 million revolving credit facility. There were no borrowings under the revolving credit agreement in any of the periods presented.

The Financing Agreement included certain financial covenants which we were in compliance with at March 31, 2017 and December 31, 2016.

New Financing

On April 28, 2017, we issued $400 million of senior unsecured notes, which bear interest at a rate of 5.125% per annum and mature on May 15, 2025 ("the Senior Notes"). The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes. The Senior Notes were priced at 100% of their par value and interest is payable semi-annually on May 15 and November 15, commencing on November 15, 2017. Prior to May 15, 2020, we may redeem the Senior Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, the holders of the Senior Notes may require us to repurchase some or all of the notes. There are no registration rights associated with the Senior Notes. We incurred approximately $6.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which will be amortized over the life of the Senior Notes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility, increasing its capacity to $125 million and extending the maturity to April 2022. Interest will be payable on the revolving credit facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 1.75% to 2.50%.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute approximately $18 million during the remainder of 2017 to fund our defined benefit pension plans and our SERPs.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2016 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.

Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of net periodic benefit cost in the financial statements. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The total for service cost is to be presented with other current compensation costs in the income statement, while the total of the other components is to be presented outside of income from operations. We elected to early adopt this guidance as of January 1, 2017. We do not have a service cost associated with our net benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this guidance as of the beginning of 2017.

In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents are included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents are no longer presented as a financing cash flow activity within the statement of cash flows. We elected to early adopt this guidance as of December 31, 2016, and retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $5.5 million and $6.6 million at March 31, 2016 and December 31, 2015, respectively, due to the reclassification from restricted cash.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the related income tax consequences and classification on the statement of cash flows. We elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015. Additionally, we elected to adopt a policy of recording actual forfeitures, the impact of which was not material to current or prior periods.

Recently Issued Accounting Standards — In January 2017, the FASB issued new guidance to clarify the definition of a business in ASC 805 with the intent to make application of the guidance more consistent and cost-efficient. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods therein, and must be applied prospectively. We do not expect the adoption of this guidance to affect the treatment of future acquisitions or dispositions.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2017		As of December 31, 2016
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Term loan B	389,542	393,438	390,521	390,521
Unsecured subordinated notes payable	5,312	5,212	5,312	4,993
Long-term debt, including current portion	$394,854	$398,650	$395,833	$395,514

Financial instruments subject to market value risk:
Investments held at cost	$11,022	(a)	$10,774	(a)

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

The E.W. Scripps Company
Index to Exhibits

Exhibit Number	Exhibit Description

10.01	Amendment No. 1 to Amended and Restated Scripps Family Agreement
31.A	Section 302 Certifications
31.B	Section 302 Certifications
32.A	Section 906 Certifications
32.B	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

E-1